Form 10-K
period 2005-12-31
REDWOOD TRUST INC
filed 2006-02-27
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]          No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]          No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]          No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]          Accelerated filer [ ]          Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]          No [X]
At June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,271,783,291 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 23, 2006 was 25,189,950.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.	BUSINESS

CAUTIONARY STATEMENT

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under Item 1A “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission (SEC), including Forms 10-Q and 8-K. Important factors that may impact our actual results include changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio and other factors not presently identified. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned, discussed in, or incorporated by reference into this Annual Report on Form 10-K might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

REDWOOD TRUST, INC.

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a specialty finance company that invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. In general, we invest in real estate loans by acquiring and owning asset-backed securities (ABS) backed by these loans. Our primary focus is investing in first-loss and second-loss credit-enhancement securities (CES) issued by real estate loan securitizations, thereby partially guaranteeing (credit-enhancing) the credit performance of residential or commercial real estate loans owned by the issuing securitization entity.

Most of the real estate loans we credit-enhance are above average in terms of loan quality as compared to other securitized real estate loans. As a result, our delinquency and loss rates have been significantly lower than average. When market conditions are favorable, we intend to expand our credit-enhancement activities for loans that have average or below-average quality characteristics. Nevertheless, it is likely that most of the real estate loans we credit-enhance will continue to be high quality loans.

On an economic basis, most of our assets consist of residential and commercial CES that we have acquired from securitizations that have been sponsored by others. We also sponsor residential loan securitizations. We acquire residential whole loans from originators, accumulate loans over a period of a few weeks or months, and then sell the loans to newly-created securitization entities (Sequoia entities) that create and sell securities backed by these loans. We may also acquire some of the interest-only securities (prepayment rate sensitive securities) from these securitizations.

We also acquire and aggregate pools of diverse types of investment-grade and non-investment grade residential and commercial real estate securities. We then sell these pools of assets to newly-created securitization entities (Acacia entities) that create and sell ABS. We earn on-going management fees from outstanding Acacia transactions. We may also acquire the equity from collateralized debt obligation (CDO) transactions.

As a real estate investment trust (REIT), we are required to distribute to stockholders as dividends at least 90% of our REIT taxable income, which is our income as calculated for tax purposes, exclusive of income earned in non-REIT subsidiaries. In order to meet our dividend distribution requirements, we have been paying both a regular quarterly dividend and a year-end special dividend. We set our regular quarterly dividend at a rate that we believe is more likely than not to be sustainable over time. If we earn more taxable income than is required to fund the regular dividend, we have generally paid a special dividend in December. We expect our special dividend amount to be highly variable, and we may not pay a special dividend in every year. Our dividend policies and distribution practices are determined by our Board of Directors and may change over time.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. We have our executive offices at One Belvedere Place, Suite 300, Mill Valley, California 94941.

BUSINESS MODEL AND STRATEGY

Our business model and strategy are based on our belief that an efficiently structured specialty finance company can achieve an attractive level of profitability through investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities in a disciplined manner. Our primary financial goal is to generate steady regular dividends for our stockholders.

Our primary source of revenue is interest income paid to us from the securities and loans we own, which in turn consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. Our primary product focus is credit-enhancing residential and commercial loans that are high quality. “High quality” means real estate loans that typically have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole.

We seek to maintain a structured balance sheet that we believe should allow us to weather potential general economic downturns and liquidity crises. We generally seek to put ourselves in a position where changes in interest rates would not be likely to materially harm our ability to meet our long-term goals or maintain our regular dividend rate. We use debt to finance loans and securities that we are accumulating as inventory for sale to securitization entities sponsored by us.

We currently sponsor the securitization through our Sequoia program of all the residential real estate loans we acquire. Our residential loan securitization activities focus primarily on jumbo residential loans products. We typically retain a credit-enhancement security from these securitizations. We may also acquire and retain an interest-only security that has investment return characteristics primarily related to the rate of prepayment of the loans owned by the Sequoia securitization entity.

We also sponsor the re-securitization through our Acacia CDO program of investment-grade (and, to a lesser degree, non-investment grade) real estate securities. We typically acquire and retain the CDO equity securities issued by the Acacia securitization entities. CDO equity securities bear the first-loss and second-loss credit risk with respect to the securities owned by the Acacia entities.

We seek to invest in assets that have the potential to provide high cash flow returns over a long period of time to help support our goal of maintaining steady regular dividends over time. We typically fund these assets entirely with equity (i.e., no debt). We refer to the assets we own that meet these criteria as “permanent assets”. Thus, our goal is to build a permanent asset portfolio that consists primarily of various ABS. The ABS in our permanent asset portfolio are collateralized by residential and commercial loans and generally represent the types of securities that have the most concentrated credit risk with respect to the underlying loans. In some instances, we may also invest in ABS that have the most concentrated prepayment risk (and/or interest rate risk, if any). Our permanent assets also include commercial real estate loan investments. By acquiring and managing these ABS, our permanent asset portfolio is designed to generate long-term cash flows that will fund dividend distributions to our stockholders.

By funding our permanent assets with equity, we have no liquidity risk, debt roll-over risk, or margin call risk with respect to these assets. We use a combination of debt and equity to fund “inventory” assets that we acquire for re-sale to a securitization entity. Our balance sheet is strong because our maximum economic loss with respect to the credit risks associated with our permanent assets is limited to our investment in CES. In other words, our maximum loss on these investments is less than our equity capital base.

As a result of the form of securitization we have chosen to utilize for most of the securitizations we sponsor, we consolidate and report under GAAP all of the assets of the securitization entities we have sponsored as assets on our Consolidated Balance Sheets, and we consolidate and report all of the ABS issued by those entities and held by unrelated third parties as liabilities on our Consolidated Balance Sheets. Thus, the ABS we acquire for our permanent asset portfolio from securitizations we sponsor are not shown as specific assets on our Consolidated Balance Sheets, but rather are represented by the excess of the recorded value of the securitized pool of assets over the related liabilities, in each case consolidated from the securitization entities we have sponsored. As a result of this GAAP treatment, no gain on sale is recognized for GAAP purposes from the securitizations we sponsor even if these securitizations result in taxable gains on sales for us.

Although we currently invest in residential and commercial real estate securities including interest only (IO) securities, home equity lines of credit (HELOC), commercial real estate loan participations, and CDO equity securities backed by diverse types of residential and commercial real estate loans and securities, we are open to investing in, credit-enhancing, and securitizing other types of real estate assets that may complement and benefit our core business activities. We also may make non-real estate investments or enter non-real estate businesses.

COMPETITION

We believe we are more efficient than banks and thrifts at owning, credit-enhancing, securitizing, and financing residential and commercial real estate loans. As a non-regulated specialty finance company, we have greater freedom to operate in the capital markets and securitization markets than do other financial institutions such as banks and insurance companies. Also our operating costs are lower. As a public company with permanent capital, we have an advantage in making investments in illiquid assets relative to investment companies and partnerships that might suffer investor withdrawals and liquidity issues. As a REIT, we have tax advantages relative to non-REITs that have to pay corporate income taxes, typically one of the largest costs of doing business. As a market leader, we have size advantages that bring economies of scale as well as marketing and operating advantages. As a company with a small number of employees, we have a strong culture that is entrepreneurial, focused, and disciplined.

We believe that the business of acquiring and owning residential and commercial loan CES is highly fragmented. Companies that credit-enhance residential and commercial loan securitizations include banks and thrifts (generally credit-enhancing their own loan originations), Fannie Mae and Freddie Mac, Wall Street broker-dealers, hedge funds, private investment firms, mortgage REITs, business development companies, asset management firms, pension funds, and others. In addition, our credit-enhancement business competes with banks and similar financial institutions to the extent that they hold real estate loans in portfolio rather than securitizing them.

The volume of high-quality CES has declined recently as a result of lower overall origination levels as interest rates have risen and a lower percentage of loans are being securitized, particularly hybrid loans, as they are being held in portfolio by banks and other financial institutions. Additionally, the supply of high-quality loans is impacted by a general deterioration in underwriting standards. This decline in volume has led to excess capacity in the residential mortgage industry, which in turn continues to put pressure on prices for new residential loan CES.

We believe that the business of acquiring and owning residential IO securities generated through the securitization of jumbo residential loans is also fragmented. A deeper and more active market for more complex IO securities has developed in the last several years, in part due to interest from asset management firms, mutual funds, hedge funds, Wall Street broker-dealers, and other capital markets participants seeking attractive fixed income yields.

Our sponsorship of Sequoia residential loan securitizations competes with Wall Street broker-dealers, mortgage REITs, and various mortgage conduits that acquire loans to create economic gains through securitization. We also compete with banks, loan origination companies, and REITs that securitize their own real estate loan origination.

Our sponsorship of Acacia CDO securitizations and our investment in CDO equity securities competes with a large variety of asset management organizations, financial institutions, and institutional investors worldwide.

A reduction in securitization volume or profitability, caused by increased competition, reduced asset supply, market fluctuations, ABS spread widening, poor hedging results, or other factors, could have a material adverse impact on our taxable income and also on our GAAP income. Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. In general, this has reduced our taxable gains on sales as we have had to pay a higher price for securitizable assets relative to the proceeds available from securitization.

We believe competitive pressures within the commercial loan origination business are generally leading to a decline in origination standards. Furthermore, the underlying commercial properties are generally valued at high prices compared to their cash flow (relative to commercial real estate prices in the last ten years). In addition, competition to acquire commercial loan CES has increased, thus raising effective current prices for the commercial loan CES we buy. These market factors may make expansion or prudent investing difficult.

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

CERTIFICATIONS

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 23, 2006, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 26, 2005 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

EMPLOYEES

As of December 31, 2005, Redwood employed 79 people.

Item 1A.	RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosure we make on related subjects in our reports on forms 10-Q and 8-K filed with the SEC.

Risks Related to our Business

The securities we own expose us to concentrated risks and thus are likely to lead to variable returns.

Many of the securities we own employ a high degree of internal structural leverage and concentrated credit, interest rate, prepayment, or other risks. No amount of risk management or mitigation can change the variable nature of the cash flows, market values, and financial results generated by concentrated risks in our investments backed by real estate loans and securities, which, in turn, can result in variable returns to us and our stockholders. We only acquire securities that we believe can earn a high enough yield to enable us to provide our stockholders with an attractive equity rate of return. In general, we expect to earn an internal rate of return, or IRR, of cash flows of at least 14% on a pre-tax and pre-overhead basis from most of our assets in most circumstances. In order to earn this rate of return on a financially un-leveraged basis, we generally acquire the most risky securities from any securitization. Most securitizations of residential and commercial real estate loans concentrate almost all the credit risk of all the securitized assets into one or more CES or CDO equity securities. To the extent that there is significant prepayment risk or interest rate risk internal to these securitization structures, those risks are generally also concentrated in one or more securities. Securities with these types of concentrated risks are typically the securities we buy.

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

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for most of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults. If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated), and our cash flows, asset market values, access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

Significant losses on residential credit-enhancement securities could diminish our equity capital base, reduce our earnings, and otherwise negatively affect our business.

The credit performance of residential loans underlying residential loan CES directly affects our results for the CES we own and also affects our returns from CDO equity securities that we have acquired from Acacia CDO securitization entities that own residential loan CES. The total amount of residential real estate loans underlying residential loan CES (acquired from securitizations sponsored by others and Sequoia) was $184 billion at December 31, 2005. Our total potential credit loss from the underlying residential real estate loans is limited to our total investment in residential loan CES and Acacia CDO equity securities. This total potential loss is smaller than our equity capital base of $935 million at December 31, 2005. Nevertheless, significant realized losses from residential CES could harm our results from operations and significantly diminish our capital base.

If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated), and our cash flows, asset market values, our access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

Significant credit losses could also reduce our ability to sponsor new securitizations of residential loans. We generally expect to increase our portfolio of residential loan CES and our credit exposure to the residential real estate loan pools that underlie these securities.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential loan CES. If unanticipated losses occur within the first few years after a securitization is completed, they will have a larger negative impact on CES investment returns. In addition, larger levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of the principal and interest that is due to us. This would also lower our economic returns.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control. Our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counter-parties. Loan servicing companies may not cooperate with our loss mitigation efforts, or such efforts may be ineffective. Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing residential loans may decline. The frequency of default, and the loss severity on loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, loans with balances over $1 million, reduced documentation loans, sub-prime loans, HELOCs, second lien loans, loans in certain locations, and loans that are partially collateralized by non-real estate assets may have special risks. If loans become “real estate owned” (REO), servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase our operating costs.

We have significant credit risk in California. We also have credit risk in other states and our business may be adversely affected by a slowdown in the economy or by natural disasters in these states.

As of December 31, 2005, approximately 46% of the residential real estate loans that underlie the residential loan CES we owned were secured by property in California. As of December 31, 2005, approximately 25% of our commercial real estate loans, and 16% of loans underlying our commercial loan CES were secured by properties located in California. Factors specific to California could aversely affect our results.

As of December 31, 2005, approximately 3% to 6% of our residential real estate loans that underlie the residential loan CES we owned were secured by properties in each of Florida, Virginia, New York, New Jersey, Illinois, and Texas. We have residential credit risk in all states, although we do not have more than 1% of our loans in any one zip code. As of December 31, 2005, our commercial loan CES had more than 5% of real estate properties in each of New York, Texas, and Florida. Factors specific to each of these states’ economies could adversely affect our results.

An overall decline in the economy or the real estate market could decrease the value of residential and commercial properties. This, in turn, would increase the risk of delinquency, default, or foreclosure on real estate loans underlying our CES portfolios. This could adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans.

The occurrence of a natural disaster (such as an earthquake or a flood) may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties collateralizing the underlying mortgage loans in the securities we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to such disasters. Borrowers may not repair their property or may stop paying their mortgage loans under such circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on the underlying pool of mortgage loans on which we are providing credit-enhancement.

We assume credit risk on a variety of residential and commercial mortgage assets.

In addition to residential and commercial loan CES we own, the Acacia entities we sponsor (sometimes collectively referred as Acacia) own investment-grade and non-investment grade securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a first-loss residential loan CES or equivalent) issued by residential and commercial real estate loan securitization entities. The Acacia securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities. Some of the securities Acacia owns are backed by sub-prime loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood as owner of the Acacia CDO equity securities) could occur. Some of the assets Acacia has acquired are investment-grade and non-investment grade residential loan securities from the Sequoia securitization entities we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying Sequoia securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. If the pools of residential loans underlying any of these securitizations were to experience poor credit results, Acacia’s securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our long-term returns and near-term cash flows from the Acacia CDO equity securities we have acquired, and may also reduce our ability to sponsor Acacia transactions in the future.

The risks of credit-enhancing commercial real estate loans may exceed those of credit-enhancing residential loans.

The commercial real estate assets in which we have a direct or indirect interest may have significant degrees of credit and other risks, including various environmental and legal risks. The net operating income and market values of commercial real estate properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Each commercial real estate loan is at risk for local and regional factors. Many commercial real estate loans are not fully amortizing and, therefore, the timely recovery of principal is dependent on the borrower’s ability to refinance or sell the property at maturity. For some commercial real estate loans in which we have an economic interest, the real estate is in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as expected. The personal guarantees and forms of cross-collateralization that we benefit from on some loans may not be effective. We own some mezzanine loans that do not have a direct lien on the underlying property. We generally do not service commercial real estate loans; we rely on our servicers to a great extent to manage commercial assets and workout loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the workout process of a troubled commercial real estate loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property that secured the loan.

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

Our first-loss and second-loss commercial loan CES have concentrated risks with respect to commercial real estate loans. In general, losses on an asset securing a commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by a cash reserve fund or letter of credit, if any, and then by the first-loss commercial loan CES holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and any classes of securities junior to those in which we invest, we will not be able to recover all of our principal investment in the securities we purchase. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related ABS, the first-loss securities may suffer a total loss of principal, and the second-loss (or more highly rated)

securities in which we invest (or have an indirect interest) may effectively become the first-loss position behind the more senior securities, which may result in significant losses to us.

The prices of commercial loan CES are more sensitive to adverse economic downturns or individual issuer developments than more highly rated commercial real estate securities. A projection of an economic downturn, for example, could cause a decline in the price of commercial loan CES because of increasing concerns regarding the ability of obligors of loans underlying commercial ABS to continue to make principal and interest payments.

We acquire and manage a portion of our commercial assets in conjunction with partners. Our partners may have greater control over the management of commercial securitizations than we do. Working with partners in this manner may expose us to increased risks.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and intend to invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitization, service, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We have made investments in CDO debt and equity securities issued by CDO securitizations other than Acacia that own various types of assets, generally real estate related. These CDOs (as well as the Acacia entities) have invested in manufactured housing securities, sub-prime residential securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in CDO equity securities issued by CDOs that own trust preferred securities issued by banks or other types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate ABS or corporate debt or equity. We have invested in diverse types of IO securities from residential and commercial securitizations sponsored by us or by others. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, and other risks.

We establish credit reserves for GAAP accounting purposes, but there are no reserves established for tax accounting purposes.

In determining our REIT taxable income (which drives our minimum dividend distribution requirements as a REIT), no current tax deduction is available for future credit losses that are anticipated to occur. Credit losses can only be deducted for tax purposes when they are actually realized. As a result, for tax purposes, there is no credit reserve or reduction of yield accruals based on anticipated losses, and an increase in our credit losses in the future will reduce our taxable income (and dividend distribution requirements). Since, for GAAP purposes, we are able to incorporate an assumption about the amount and timing of credit losses, the occurrence of these losses as assumed will not directly impact our future GAAP income (although they could lead to additional provisions or credit reserve designations to provide for potential additional losses).

We have exposure under representations and warranties we make in the contracts of sale of loans to securitization entities.

With respect to loans that have been securitized by entities sponsored by us, we have potential credit and liquidity exposure for loans that default and are the subject of fraud, irregularities in their loan files or process, or other issues that potentially could expose us to liability as a result of representations and warranties in the contract of sale of loans to the securitization entity. In these cases, we may be obligated to repurchase loans from the securitization entities at principal value. However, we have obtained representations and warranties from the counter-parties that sold the loans to us that generally parallel the representations and warranties we have provided to the entities. As a result, we believe that we should, in most circumstances, be able to compel the original seller of the loan to repurchase any loans that we are obligated to repurchase from the securitization trusts. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, we may have to use some of our cash resources to repurchase loans.

Our results could be harmed by counter-party credit risk.

We have other credit risks that are generally related to the counter-parties with which we do business. In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counter-party to our interest rate agreements becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from hedging may be diminished, and any cash or collateral that we pledged to such a counter-party may be unrecoverable. We may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase. We may not receive funds to which we are entitled. In other aspects of our business, we depend on the performance of third parties that we do not control. We attempt to diversify our counter-party exposure and limit our counter-party exposure to strong companies with investment-grade credit ratings; however, we are not always able to do so. Our counter-party risk management strategy may prove ineffective and, accordingly, our earnings could be harmed.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

Our loans and loans underlying securities are serviced by third-party service providers. These arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. However, as with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and/or increased earnings volatility.

Our balance sheet and asset/liability operations are complex and diverse with respect to interest rate movements. We do not seek to eliminate all interest rate risk. Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the market value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We seek to hedge some interest rate risks. Our hedging may not work effectively, or we may change our hedging strategies or the degree or type of interest rate risk we want to assume.

We generally fund most of our permanent asset portfolio with equity, so there is no asset/liability mismatch for these assets. A portion our equity-funded assets have adjustable-rate coupons. The cash flows we receive from these assets may vary as a function of interest rates, as do the GAAP earnings generated by these assets. We also own loans and securities as inventory prior to sale to a securitization entity. We fund these assets with equity and with one-month floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than one month), an interest rate mismatch exists and we would earn less (and incur market value declines) if interest rates rise. We usually seek to reduce asset/liability mismatches for these inventory assets with a hedging program using interest rate swaps and futures.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of real estate loans. Change in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the market value of our assets, and decrease our liquidity.

Higher interest rates generally reduce the market value of our assets (except perhaps our adjustable rate assets). This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets, and possibly driving asset acquisition prices higher.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning IO securities backed by these ARM loans.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we expect to earn from most of the residential real estate securities we (or Sequoia or Acacia) own are affected by the rate of prepayment of the underlying residential real estate loans. Adverse changes in the rate of prepayment could reduce our earnings and dividends. They could delay cash payments or reduce the total of cash payments we would otherwise eventually receive. Adverse changes in cash flows would likely reduce an affected asset’s market value, which would likely reduce our access to liquidity if we borrowed against that asset and may cause a market value write-down for GAAP purposes, which would reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise, and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, such changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to grow and generate earnings.

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

Our quarterly earnings may reflect volatility in earnings as a result of the accounting treatment for certain interest rate agreements, as a result of accounting treatments for assets or liabilities that do not necessarily match those used for interest rate agreements, or our failure to meet the requirements to obtain desired hedge accounting treatment for certain interest rate agreements.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We believe the assets we are acquiring today are unlikely to generate economic returns or GAAP yields at the same levels as our historical assets generated. We receive monthly payments from most of our assets, consisting of principal and interest. In addition, occasionally some of our residential loan CES are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We also sell assets from time to time as part of our portfolio management and capital recycling strategies. In order to maintain our portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive from principal, interest, calls, and sales into new earning assets.

If the assets we acquire today earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold. Under the effective yield method of accounting that we use for GAAP accounting purposes for most of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive that exceeds the anticipated cash flows reduces our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes for many of our current assets is lower than their current market values. Assets with a lower GAAP basis generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Business conditions, including credit results, prepayment patterns, and interest rate trends in the future are unlikely to be as favorable as they have been for the last few years.

Our securitization operations expose us to liquidity, market value, and execution risks.

In order to continue our securitization operations, we require access to short-term debt to finance inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. We pledge the inventory assets we buy to secure our short-term debt. This debt is recourse to us, and if the market value of the collateral declines we will need to use our liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Our goal is to sell these assets to a securitization entity; however, if our ability to sponsor a securitization is disrupted, we may need to sell these assets (most likely at a loss) into the secondary mortgage or securities markets, or we would need to extend the term of the short-term debt used to fund these assets.

When we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from the securitization of these assets. Widening ABS spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging results, and other factors could result in a securitization execution that provides a lower amount of proceeds than initially assumed. This could result in a loss to us for tax purposes and reduced on-going earnings for GAAP purposes.

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

We recently initiated a collateralized commercial paper program to supplement the current short-term debt arrangements we use for our securitization program, and this could expose us to new risks and expenses.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. Cash could be required to pay down our recourse short-term borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flows could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flows if our income as calculated for tax purposes significantly exceeds our cash flows from operations. In the event, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation our REIT status or our solvency could be threatened.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions.

We manage our business based on long-term opportunities to earn cash flows. Our dividend distributions are driven by our minimum dividend distribution requirements under the REIT tax laws and our taxable income as calculated for tax purposes pursuant to Code. Our reported results for GAAP purposes differ materially, however, from both the cash flows and our taxable income.

We own residential loan CES acquired from securitizations sponsored by others and also from securitizations we have sponsored. These securities do not differ materially in their structure or cash flow generation characteristics, yet under GAAP we consolidate all the assets and liabilities of entities we have sponsored (and thus do not show the residential loan CES we own as an asset) while we show only the net investment as an asset for CES acquired from others. The same issue arises with residential IO securities and other securities investments that we make and with CDO securitizations that we sponsor. As a result of this and other accounting treatments, stockholders and analysts must undertake a complex analysis to understand our economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may cause trading in our stock to be relatively illiquid or volatile.

Market values for our assets, liabilities, and hedges can be volatile. A decrease in market value may not necessarily be the result of deterioration in future cash flows. For GAAP purposes we mark-to-market some, but not all, of our consolidated assets and liabilities through our Consolidated Balance Sheets. In addition, under various circumstances, some market valuation adjustments on assets may be realized in our Consolidated Statements of Income. As a result, assets that are funded with certain liabilities and interest-rate matched with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Income at a reduced market price relative to its basis, our reported earnings will be reduced. Changes in our Consolidated Statements of Income and Consolidated Balance Sheets due to market value adjustments should be interpreted with care.

Our reported income depends on accounting conventions and assumptions about the future that may change.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates can change in a manner that harms our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low.

The Financial Accounting Standards Board has issued exposure drafts for a number of proposed amendments to FASB No. 140, Accounting for Transfers of Financial Assets (FAS 140), and has indicated that additional revisions to FAS 140 are under consideration. While the proposals released to date would not have a material impact on our operations or results, any future amendments that required a change in the way we account for our securitizations through our Sequoia or Acacia programs could adversely after our business strategy and reported results.

We use the effective yield method of GAAP accounting for many of our consolidated assets and ABS issued. We calculate projected cash flows for each of these assets and ABS issued, incorporating assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors. The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset or ABS issued. We change the yield we recognize on these assets and ABS issued based on actual performance and as we change our estimates of future cash flows. The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic. In these cases, we reduce the GAAP yield we recognize for an asset and/or we write down the basis of the asset to its current market value (if the market value is lower than the basis). For a consolidated ABS-issued liability, a change in assumptions could lead to a higher consolidated interest expense. These types of actions reduce our reported GAAP earnings.

Risks Related To Our Company Structure

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service (IRS) or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status may reduce our flexibility.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity level taxes on income from such transactions.
•	Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.

•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.
•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT affiliates in the future.
•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
•	Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.
•	Historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income, or UBTI, to our tax-exempt stockholders. Achieving this goal has limited our flexibility in pursuing certain transactions. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

Changes in tax rules could adversely affect REITs.

The requirements for maintaining REIT status and/or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits accorded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations.

Failure to qualify for the Investment Company Act exclusion could harm us.

Under the Investment Company Act of 1940, as amended, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate (i.e., qualifying interests) are excluded from the requirements of the Investment Company Act. To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in certain qualifying real estate assets (the 55% Requirement) and are also required to maintain an additional 25% in qualifying assets or other real estate-related assets (the 25% Requirement).

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could harm us. Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief. We may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Redwood leases space for executive and administrative offices at One Belvedere Place, Suite 300, Mill Valley, California 94941. The lease expires in 2013 and our 2006 rent obligation is approximately $0.7 million.

Item 3.	LEGAL PROCEEDINGS

At December 31, 2005, there were no legal proceedings to which Redwood was a party or to which any of its property was subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood’s stockholders during the fourth quarter of 2005.

PART II
Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Redwood’s Common Stock is listed and traded on the NYSE under the symbol RWT. Redwood’s Common Stock was held by over 2,000 holders of record on February 23, 2006 and the total number of beneficial stockholders holding stock through depository companies was over 33,000. As of February 23, 2006, there were 25,189,950 shares outstanding. The high and low sales prices of shares of the Common Stock as reported on the NYSE and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

			Common Dividends Declared
	Stock Prices
			Record	Payable	Per	Dividend
	High	Low	Date	Date	Share	Type

Year Ended December 31, 2005

Fourth Quarter	$47.59	$41.26	12/30/05	1/23/06	$0.70	Regular
			11/25/05	12/9/05	$3.00	Special
Third Quarter	$54.98	$48.61	9/30/05	10/21/05	$0.70	Regular
Second Quarter	$54.08	$49.97	6/30/05	7/21/05	$0.70	Regular
First Quarter	$62.45	$48.73	3/31/05	4/21/05	$0.70	Regular

Year Ended December 31, 2004

Fourth Quarter	$65.98	$57.54	12/31/04	1/21/05	$0.67	Regular
			11/30/04	12/10/04	$5.50	Special
Third Quarter	$62.42	$54.60	9/30/04	10/21/04	$0.67	Regular
Second Quarter	$62.10	$43.45	6/30/04	7/21/04	$0.67	Regular
First Quarter	$62.69	$49.15	3/31/04	4/21/04	$0.67	Regular
			3/31/04	4/21/04	$0.50	Special

Redwood intends to distribute to its stockholders substantially all of its REIT taxable income. All dividend distributions will be made by Redwood with the authorization of the Board of Directors at its discretion and will depend on the taxable earnings of Redwood, financial condition of Redwood, maintenance of REIT status, and such other factors as the Board of Directors may deem relevant from time to time.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased as	Of Shares Available
	Number of	Average	Part of Publicly	For Purchase Under
	Shares	Price Paid	Announced	Publicly Announced
Period	Purchased	Per Share	Programs	Programs

October 1 - October 31, 2005	—	—	—	—
November 1 - November 30, 2005	1,025	$44.01	—	—
December 1 - December 31, 2005	—	—	—	—

Total	1,025	$44.01	—	1,000,000

The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. As of December 31, 2005, 1,000,000 shares remained available for repurchase under those plans.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2005 presentation.

(In thousands, except per share data)	2005	2004	2003	2002	2001

Statement of Operations Data:
Interest income	$959,951	$648,084	$330,976	$163,216	$144,539
Interest expense	(757,524)	(431,918)	(202,861)	(91,705)	(98,069)

Net interest income	202,427	216,166	128,115	71,511	46,470
Operating expenses	(45,882)	(34,661)	(36,895)	(20,005)	(12,747)
Net recognized market value gains	60,848	59,127	46,676	5,111	1,532
Provision for income taxes	(17,521)	(7,997)	(5,502)	—	—
Dividends on Class B preferred stock	—	—	(681)	(2,724)	(2,724)
Undistributed earnings allocated to Class B preferred stock	—	—	(15)	(452)	(150)

Net income available to common stockholders before change in accounting principle	199,872	232,635	131,698	53,441	32,381
Cumulative effect of adopting EITF 99-20 (1)	—	—	—	—	(2,368)

Net income available to common stockholders	$199,872	$232,635	$131,698	$53,441	$30,013
Average common shares — basic	24,637,016	21,437,253	17,759,346	15,177,449	10,163,581
Net income per share — basic	$8.11	$10.85	$7.42	$3.52	$2.95
Average common shares — diluted	25,121,467	22,228,929	18,812,166	15,658,623	10,474,764
Net income per share — diluted	$7.96	$10.47	$7.04	$3.41	$2.87
Dividends declared per Class B preferred share	—	—	$0.755	$3.020	$3.020
Regular dividends declared per common share	$2.80	$2.68	$2.600	$2.510	$2.220
Special dividends declared per common share	$3.00	$6.00	$4.750	$0.375	$0.330

Total dividends declared per common share	$5.80	$8.68	$7.350	$2.885	$2.550
Balance Sheet Data: end of period
Earning assets	$16,529,286	$24,572,723	$17,543,487	$6,971,794	$2,409,271
Total assets	$16,776,960	$24,778,065	$17,670,386	$7,028,939	$2,439,136
Redwood debt	$169,707	$203,281	$236,437	$99,714	$796,811
Asset-backed securities issued	$15,585,277	$23,630,162	$16,826,202	$6,418,187	$1,317,207
Total liabilities	$15,842,000	$23,913,909	$17,117,058	$6,555,906	$2,131,363
Total stockholders’ equity	$934,960	$864,156	$553,328	$473,033	$307,773
Number of Class B preferred shares outstanding	—	—	—	902,068	902,068
Number of common shares outstanding	25,132,625	24,153,576	19,062,983	16,277,285	12,661,749
Book value per common share	$37.20	$35.78	$29.03	$27.43	$22.21
Other Data:
Average assets	$21,797,922	$21,559,604	$11,058,272	$4,039,652	$2,223,280
Average borrowings	$20,710,057	$20,748,658	$10,489,614	$3,616,506	$1,945,820
Average reported total equity	$970,269	$730,499	$526,808	$402,986	$254,021
Net income/average common equity	20.6%	31.8%	25.3%	14.2%	13.2%

(1)	The provisions of Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) became effective January 1, 2001. At that date, our projections of cash flows in certain of Redwood’s residential CES were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, Redwood recorded a $2.4 million charge ($0.23 per share using both basic and diluted shares outstanding in 2001) through the Consolidated Statements of Income at that time as a cumulative effect of a change in accounting principle.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY AND OUTLOOK

Our primary source of revenue is interest income paid to us from the securities and loans we own, which in turn consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. Our primary product focus is credit-enhancing residential and commercial loans that are high quality. “High quality” means real estate loans that typically have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. We currently sponsor the securitization through our Sequoia program of all the residential real estate loans we acquire. We also sponsor the re-securitization through our Acacia CDO program, of investment-grade (and, to a lesser degree, non-investment grade) real estate securities. We seek to invest in assets that have the potential to provide high cash flow returns over a long period of time to help support our goal of maintaining steady dividends over time.

Our reported GAAP net income was $200 million ($7.96 per share) for 2005. In 2004, GAAP net income was $233 million ($10.47 per share) and was $132 million ($7.04 per share) in 2003. Our results for 2005 were not as strong as the extraordinary results we achieved during 2004, but are still at a level that we consider attractive. Our GAAP return on equity was 21% for 2005 compared to 32% for 2004 and 25% in 2003. Better than expected credit results on the loans we credit-enhance has been the primary driver of our continued strong earnings results. For the residential real estate loans we credit-enhance, delinquencies remain at historically low levels and annual credit losses continue to be less than one basis point (0.01%) of the current balance of these loans. Credit results for the commercial real estate loans we credit-enhance have also been excellent.

Table 1 Net Income

(In thousands, except share data)	2005	2004	2003

Total interest income	$959,951	$648,084	$330,976
Total interest expense	(757,524)	(431,918)	(202,861)

Net interest income	202,427	216,166	128,115
Operating expenses	(45,882)	(34,661)	(36,895)
Net recognized gains and valuation adjustments	60,848	59,127	46,676
Provision for income taxes	(17,521)	(7,997)	(5,502)
Dividends and Income allocated to Class B	—	—	(696)

Net income	$199,872	$232,635	$131,698

Diluted Common Shares	25,121,467	22,228,929	18,812,166
Net income per share	$7.96	$10.47	$7.04

We declared four regular quarterly dividends of $0.70 per share in 2005 and, in the fourth quarter, declared and paid a special dividend of $3.00 per share. We permanently retained approximately 10% of the ordinary real estate investment trust (REIT) taxable income we earned during 2005 and we intend to declare and distribute the remainder of our 2005 REIT taxable income as dividends by September 2006. In addition, we also retained the after-tax profits earned in our non-REIT subsidiaries. We anticipate following a similar pattern of retention and distribution in 2006.

In the second half of 2005 we sold single B-rated residential loan CES. This portfolio adjustment was made to reduce overall residential credit risk levels and to raise cash for future investment opportunities. We retained most of our first-loss (non-rated) CES while primarily selling second-loss CES. By changing our asset mix in this manner, we reduced our downside risk within our residential portfolio should credit losses increase, but retained most of the upside potential inherent in our portfolio that should be realized over time if residential credit losses continue to be low.

Our net discount on all consolidated residential and commercial real estate loans and securities (ARM, fixed, and hybrid) is $623 million, or $24.79 per share outstanding at December 31, 2005. The net discount at December 31, 2005 is $449 million or $17.87 per share on residential real estate assets and is $174 million or $6.92 per share on commercial real estate assets. We will realize this $623 million net discount as income over the next 10 years to the extent it is not diminished by credit losses. If faster residential prepayments continue, we will realize the residential portion of this income more quickly.

The health of the real estate industry is cyclical. The tremendous growth in residential real estate prices appears to be slowing. We believe it is probable that real estate fundamentals may deteriorate over the next two years, causing our credit losses to increase but also reducing acquisition prices for the assets we seek to buy. As a result, our current plan, which is subject to change, is to invest our excess capital ($189 million at December 31, 2005) steadily over the next two to three years so that we maintain reduced risk levels while also capturing opportunities to acquire cheaper assets. We will likely modify this plan as the market environment changes. Nevertheless, as a result of this general plan of action, it is likely that we will continue to have relatively high cash balances for some time. Our strong balance sheet and cash balances will be particularly helpful in the event (unlikely, but possible, in our view) that real estate credit fundamentals deteriorate significantly.

Our mortgage conduit’s residential loan securitization business is in transition. In 2004 and prior years, we generated attractive levels of economic gains (gain on sale through securitization) by acquiring high-quality one- and six-month LIBOR adjustable-rate residential loans from originators, selling the loans to Sequoia securitization entities, and then sponsoring Sequoia securitizations of these loans. In today’s flat to inverted yield curve environment however, LIBOR-indexed ARMs are not an attractive option for homeowners, causing origination volume of this product to decrease dramatically. In addition, several Wall Street firms have recently entered the residential conduit business, increasing competition and reducing securitization gain-on-sale opportunities.

We are responding to these changes by broadening our residential conduit’s product line (both in terms of product type and loan quality characteristics) and by expanding our mortgage originator customer base. We are focusing on market areas and relationships where we believe we have, or can develop, a competitive advantage. We expect our residential conduit business will break-even economically this year while also not absorbing much capital. Even at break-even levels, our residential conduit brings multiple benefits to our business as a whole and is an excellent source of assets for us to invest in. In the longer term, we expect our residential conduit to develop in a manner that will once again generate attractive returns for our shareholders.

We continue to be large and active investors in the market for residential credit-enhancement securities created by others, and we continue to allocate the greater part of our capital to these assets. In the fourth quarter, we took advantage of some excellent acquisition opportunities. Acquisition pricing for some new assets improved, in part due to seasonal trends (as a result of supply/demand trends, the fourth quarter is usually a good time to buy assets) and also due to concerns about the housing markets.

We are continuing to build our business of credit-enhancing securitized commercial real estate loans. Commercial real estate properties as a whole continue to improve their cash flows and valuations. Due to the level of competition in commercial credit-enhancement, and due to weakening commercial loan origination standards, the prospective returns from commercial credit-enhancement securities at the moment are acceptable, but not overwhelming. We will continue to develop this business as part of our long-term growth and diversification strategy, and are pleased with our accomplishments to date in this area.

The market for sponsoring CDO securitizations continues to be attractive, although it is has become more volatile. We expect to continue sponsoring Acacia CDO transactions during 2006. After we complete each securitization, we expect to acquire and invest in all or a portion of the CDO equity securities created in these transactions. We expect that these will be attractive investments over time. We believe that the CDO business is a fertile area for innovation. In 2005, we completed our first predominately commercial real estate CDO. We may also incorporated synthetic assets in Acacia’s asset pools. Over the next few years, we expect our CDO sponsorship business to grow and evolve in interesting new ways and to continue to generate attractive new investments and asset management fees.

We seek to maintain a structured balance sheet that we believe should allow us to weather potential general economic downturns and liquidity crises. We generally seek to put ourselves in a position where changes in interest rates would not be likely to materially harm our ability to meet our long-term goals or maintain our regular dividend rate. We use debt to finance loans and securities that we are accumulating as inventory for sale to securitization entities sponsored by us.

In our view, the long-term outlook for our business is good. Housing price increases over the past several years have reduced our risk of credit loss in the future for our existing residential assets. For most of our risk assets, the underlying loans were originated in 2003 and 2004. Commercial property values and cash flows are increasing in many areas. Our portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially.

In general, we expect per share earnings and the special dividend in 2006 will be lower than 2005 as a result of much higher cash balances, a newer portfolio on average (the higher-yielding seasoned assets have largely been sold or called), few gains from sales (as we are not planning significant amount of sales at this time) and calls (as we have few callable assets), continued high premium amortization expenses on the residential loans consolidated from Sequoia trusts as these loans continue to prepay rapidly, and for other reasons. If we reduce our excess cash balances over the next few years, invest wisely, and start to realize some of the upside potential inherent in our existing assets, earnings and special dividends in 2007 and 2008 could increase from 2006 levels.

Over the long-term we believe it is reasonably likely that we will be able to continue to find attractive investment opportunities, because we are an efficient competitor and because our market segments are growing (as the amount of real estate loans outstanding increases and the percentage of these loans that are securitized increases).

RESULTS OF OPERATIONS

2005 AS COMPARED TO 2004

Acquisitions, Securitizations, Sales, and Calls

During 2005, we acquired $268 million residential loan CES. This was similar to the $269 million we acquired in 2004. The loans underlying the CES we acquired during 2005 were generally of above-average quality as compared to securitized residential loans as a whole.

In 2005, we had calls of our residential loan CES of $36 million principal value for GAAP gains of $19 million. This was a decrease from the calls realized in 2004 of $99 million principal value that generated GAAP gains of $59 million. We had fewer of these assets become callable during 2005. At the end of 2005, we had residential loan CES securities with principal value totaling $1 million that were callable.

During 2005, we sold $207 million residential loan CES generating GAAP gains of $40 million. During 2004, sales of residential loan CES totaled $22 million generated GAAP gains of $6 million. Sales in 2005 where higher due to our portfolio restructuring activities.

We acquired $25 million commercial real estate loans during 2005, a decrease from the $38 million acquired during 2004. We sold $11 million commercial real estate loans during 2005 and $2 million during 2004. Our commercial real estate loan activity provides additional collateral to the “Acacia” CDO securitizations we sponsor.

During 2005, we acquired $43 million commercial loan CES, a significant increase from the $13 million acquired in 2004. This increase reflects our ongoing efforts to increase our ability to analyze, source, and manage commercial real estate loan CES. No commercial loan CES were sold during these periods.

In 2005, our residential real estate loan acquisitions totaled $1.9 billion. We sold $1.5 billion of these loans to Sequoia entities and also sold $507 million loans as whole loans to others, leaving us with an inventory of loans of $45 million at December 31, 2005. Sequoia entities issued $1.5 billion asset-backed securities (ABS) during 2005. This level of residential loan securitization activity was a significant decrease from 2004 when Sequoia entities acquired loans of $10.0 billion and issued a like amount of ABS. Typically we acquire London Inter-Bank Offer Rate (LIBOR) adjustable-rate mortgage (ARM) residential loans for the Sequoia securitization program we sponsor; the flatter yield curve reduced the amount of LIBOR ARM residential loans originated in 2005.

We acquired $684 million of other residential and commercial real estate securities during 2005 as inventory for sale to our Acacia CDO securitization program. This was an increase from the $598 million of these acquisitions we made for Acacia during 2004. We sold securities to Acacia entities totaling $665 million during 2005 and $584 million during 2004. At December 31, 2005, we had securities of $214 million for sale to future Acacias entities. In both 2005 and 2004, Acacia entities issued $900 million CDO ABS.

Net Income

Our reported GAAP net income was $200 million ($7.96 per share) for 2005, a decrease from the $233 million ($10.47 per share) earned in 2004. Our GAAP return on equity was 21% for 2005 compared to 32% for 2004.

The reduction in our net income of $33 million from 2004 to 2005 resulted from a decrease in net interest income of $14 million, an increase in operating expenses of $11 million, an increase in provisions for income taxes of $10 million, partially offset by an increase in net gains on sales and calls (net of market valuation adjustments) of $2 million.

Net Interest Income

Net interest income decreased to $202 million in 2005 compared to $216 million in 2004. The reduction in net interest income of $14 million resulted from increased ARM prepayments rates on residential loans consolidated from Sequoia securitization entities and lower yields on our portfolio of residential CES as our older higher-yielding securities were called or sold, and from higher levels of unvested cash. In addition, net interest income was higher in 2004 due to the effect of a cumulative correcting adjustment of an error on previously reported earnings of $4.1 million (which is further discussed below on page 36). Net interest income in 2005 benefited from a reduction in credit provision expenses of $7 million as a result of excellent loan credit performance and reduced loan balances (as prepayments for loans owned by Sequoia accelerated while Sequoia securitization volume dropped).

Prepayment rates (CPR) for residential ARM loans owned by Sequoia entities increased from an average of 17% in 2004 to 43% in 2005. Faster prepayments on ARMs have been caused primarily by the flatter yield curve (higher than average short-term interest rates relative to long-term interest rates) and the increase in popularity of negative amortization loans. Borrowers are more inclined to refinance out of ARMs and into hybrid or fixed rate loans when the effective interest rates on ARMs are not significantly lower than the fixed rate alternatives. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average ARMs) represent an increased share of the ARM market and have increased ARM-to-ARM refinancing.

These faster prepayment rates for consolidated ARM loans had a negative impact on our net interest income in 2005. However, in the long term we believe we will likely benefit from faster residential loan prepayments due to our significant investment in discount-priced residential loan CES.

Interest Income

Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses on loans.

Table 2 Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$965,594	$651,661
Discount amortization	42,361	36,071
Premium amortization	(48,434)	(32,412)
Reversal of (provision for) credit losses	430	(7,236)

Total interest income	$959,951	$648,084

Average earning assets	$21,048,582	$21,208,757
Yield as a result of:
Interest income	4.59%	3.07%
Discount amortization	0.20%	0.17%
Premium amortization	(0.23)%	(0.15)%
Reversal of (provision for) credit losses	0.00%	(0.03)%

Yield on earning assets	4.56%	3.06%

Interest income increased to $960 million in 2005 from $648 million in 2004 primarily due to an overall increase in yield caused by an increase in short-term interest rates. Since a majority of the assets on our Consolidated Balance Sheets are adjustable-rate residential real estate loans, yields on these loans increase as short-term interest rates rise. As a result, total interest income was higher, even though the residential real estate loans consolidated balances decreased slightly from the prior year’s level.

In addition to the impact of higher short-term interest rates, the contribution from the other portfolios increased in 2005, also leading to higher interest income. The table below presents the contribution to interest income and yield from each of our portfolios.

Table 3 Interest Income and Yield by Portfolio

(Dollars in thousands)
	December 31, 2005

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$773,854	80.62%	$18,642,020	4.15%
Residential loan credit-enhancement securities	86,564	9.02%	541,224	15.99%
Commercial loans, net of provision for credit losses	5,285	0.55%	52,008	10.16%
Commercial loan credit-enhancement securities	2,613	0.27%	30,234	8.64%
Securities portfolio	86,431	9.00%	1,601,837	5.40%
Cash and cash equivalents	5,204	0.54%	181,259	2.87%

Totals	$959,951	100.00%	$21,048,582	4.56%

          Table 3 (continued)

(Dollars in thousands)
	December 31, 2004

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$529,842	81.76%	$19,665,096	2.69%
Residential loan credit-enhancement securities	64,602	9.97%	349,779	18.47%
Commercial loans, net of provision for credit losses	3,769	0.58%	30,469	12.37%
Commercial loan credit-enhancement securities	675	0.10%	5,261	12.83%
Securities portfolio	48,274	7.45%	1,062,901	4.54%
Cash and cash equivalents	922	0.14%	95,251	0.97%

Totals	$648,084	100.00%	$21,208,757	3.06%

The table below details our interest income by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2005 as compared to 2004.

Table 4 Volume and Rate Changes for Interest Income

(In thousands)
	Change in Interest Income
	2005 Versus 2004

			Total
	Volume	Rate	Change

Residential real estate loans, net of provisions for credit losses	$(27,565)	$271,577	$244,012
Residential loan credit-enhancement securities	35,359	(13,397)	21,962
Commercial loans, net of provision for credit losses	2,664	(1,148)	1,516
Commercial loan credit-enhancement securities	3,204	(1,266)	1,938
Securities portfolio	24,477	13,680	38,157
Cash and cash equivalents	833	3,449	4,282

Total interest income	$38,972	$272,895	$311,867

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

A discussion of the changes in total income, average balances, and yields for each of our portfolios is provided below.

Table 5 Consolidated Residential Real Estate Loans — Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$818,783	$568,765
Net premium discount amortization	(45,174)	(31,687)
Reversal of (provision for) credit losses	245	(7,236)

Total interest income	$773,854	$529,842

Average consolidated residential real estate loans	$18,642,020	$19,665,096
Yields as a result of:
Interest income	4.39%	2.89%
Net (premium) discount amortization	(0.24)%	(0.16)%
Reversal of (provision for) credit losses	0.00%	(0.04)%

Yield	4.15%	2.69%

Interest income on residential real estate loans increased primarily as a result of higher short-term interest rates. Almost all these loans have coupon rates that adjust monthly or every six months based on the one or six-month LIBOR interest rate. Yields on these residential real estate loans increased as short-term interest rates rose. The average balance decreased as loan prepayments exceeded new acquisitions.

Higher premium amortization expenses (as a percentage of current loan balances) in 2005 were caused primarily by increasing prepayment speeds on these loans.

Table 6 Residential Loan Credit-Enhancement Securities — Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$48,413	$30,492
Net discount amortization	38,151	34,110

Total interest income	$86,564	$64,602

Average residential loan credit-enhancement securities	$541,224	$349,779
Yield as a result of:
Interest income	8.94%	8.72%
Net discount amortization	7.05%	9.75%

Yield	15.99%	18.47%

Interest income recognized from residential loan CES increased primarily due to growth in our portfolio over the past year, partially offset by lower yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields decreased as many of our more seasoned, higher-yielding assets (higher yielding as a result of several years of strong credit performance and favorable prepayments) were called or sold over the last few years. The more recently acquired residential loan CES generally are being carried at lower effective yields because we do not expect the same strong credit performance or favorable prepayment patterns as we have had in the past, and because on average we acquired these assets at higher prices than in the past.

The yields we currently recognize on recently acquired residential loan CES may be less than the yields we will actually realize over the lives of these residential loan CES. To determine yields on residential loan CES, we make assumptions regarding loan losses and prepayments. Since the market generally has a wide range for these assumptions (and not a specific estimate), we apply assumptions within a range that generally results in yields on these assets in early periods of ownership that are lower than what we might realize over the life of the assets if future performance turns out to be better than the low range of our expectations. Specifically, the initial yield we book on certain residential loan CES may be lower than the market mid-range expectation of performance (and below our hurdle rate of 14% pre-tax and pre-overhead internal rate of return). We review the actual performance of each residential loan CES and the market’s and our renewed range of expectations every quarter. We adjust the yield of the assets as a result of supportable changes in market conditions and anticipated performance. In addition, to the extent we credit-enhance loans with special credit risk (e.g., negative amortization loans), we may not recognize interest income that is not paid. We make ongoing determinations of the likelihood that any deferred interest payments will be collectible in recognizing current period yields.

Table 7 Commercial Real Estate Loans — Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$5,450	$4,253
Net premium amortization	(350)	(484)
Reversal of credit losses	185	—

Total interest income	$5,285	$3,769

Average earning assets	$52,008	$30,469
Yield as a result of:
Interest income	10.47%	13.96%
Net premium amortization	(0.67)%	(1.59)%
Reversal of credit losses	0.36%	0.00%

Yield	10.16%	12.37%

The interest income earned on our commercial real estate loan portfolio increased due to the growth in our commercial loan portfolio. This increase was partially offset by lower yields recognized for newer commercial loans.

Table 8 Commercial Loan Credit-Enhancement Securities — Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$5,174	$1,000
Net premium amortization	(2,561)	(325)

Total interest income	$2,613	$675

Average commercial loan credit-enhancement securities	$30,234	$5,261
Yield as a result of:
Interest income	17.11%	19.01%
Net premium amortization	(8.47)%	(6.18)%

Yield	8.64%	12.83%

Interest income recognized from commercial loan CES increased due to the growth in this portfolio. This increase was partially offset by lower yields on newer commercial loan CES. The yield on commercial loan CES is based on our projected cash flows over time. Although we acquire commercial loan CES at a discount, we designate the amount of credit protection based on the anticipated losses in the underlying pool of loans. Since these commercial loan CES are the first loss pieces, the amount of credit protection so designated results in a premium balance to be amortized over the remaining lives of the assets. Over time, if the loans underlying these commercial loan CES perform better than we expect, we would re-designate a portion of the credit protection to accretable discount, thereby reducing the unamortized premium balance and increasing the yield recognized on these assets.

Table 9 Consolidated Securities Portfolio — Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$82,571	$46,229
Discount amortization	4,211	2,286
Premium amortization	(351)	(241)

Total interest income	$86,431	$48,274

Average securities portfolio balance	$1,601,837	$1,062,901
Yield as a result of:
Interest income	5.16%	4.34%
Discount amortization	0.26%	0.22%
Premium amortization	(0.02)%	(0.02)%

Yield	5.40%	4.54%

Total interest income increased for the securities portfolio as the total size of the portfolio grew and as yields increased as the coupon rates on adjustable-rate loan securities (which comprise over half of the portfolio) adjusted upward with the increase in short-term interest rates.

Interest Expense

Interest expense consists of interest payments on Redwood debt and consolidated ABS issued from sponsored securitization entities, plus amortization of deferred ABS issuance costs and expenses related to certain interest rate agreements less the amortization of ABS issuance premiums. ABS issuance premiums are created when interest-only securities and other ABS are issued at prices greater than principal value.

Total consolidated interest expense increased as a result of a higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. The average balance of debt and consolidated ABS issued outstanding was at similar levels during these years.

Table 10 Total Interest Expense

(Dollars in thousands)	2005	2004

Interest expense on Redwood debt	$11,929	$9,933
Interest expense on ABS issued	745,595	421,985

Total interest expense	$757,524	$431,918

Average Redwood debt balance	$261,322	$434,662
Average ABS issued balance	20,448,735	20,313,996

Average total obligations	$20,710,057	$20,748,658

Cost of funds of Redwood debt	4.56%	2.29%
Cost of funds of ABS issued	3.65%	2.08%
Cost of funds of total obligations	3.66%	2.08%

For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 11 Average Balances of Asset-Backed Securities Issued

(In thousands)	2005	2004

Sequoia	$18,492,465	$19,129,555
Acacia	2,008,705	1,229,075
Commercial	6,367	5,654

Average balance of ABS issued	$20,507,537	$20,364,284

Average deferred ABS issuance costs	(58,802)	(50,288)

Average balance of ABS issued, net	$20,448,735	$20,313,996

The table below details interest expense on debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for 2005 as compared to 2004.

Table 12 Volume and Rate Changes for Interest Expense

(In thousands)
	Change in Interest Expense
	2005 Versus 2004

			Total
	Volume	Rate	Change

Interest expense on Redwood debt	$(3,961)	$5,957	$1,996
Interest expense on ABS issued	2,799	320,811	323,610

Total interest expense	$(1,162)	$326,768	$325,606

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

Details of the change in cost of funds of debt and consolidated ABS issued are provided in the tables below.

Table 13 Cost of Funds of Redwood Debt

(Dollars in thousands)	2005	2004

Interest expense on Redwood debt	$11,929	$9,933
Average Redwood debt balance	$261,322	$434,662
Cost of funds of Redwood debt	4.56%	2.29%

The increase in the cost of funds of Redwood debt is the result of higher short-term interest rates.

Table 14 Cost of Funds of Asset-Backed Securities Issued

(Dollars in thousands)	2005	2004

ABS issued interest expense	$742,659	$399,193
ABS issuance expense amortization	21,890	16,828
Net ABS interest rate agreement (income) expense	(6,541)	13,235
Net ABS issuance premium amortization	(12,413)	(7,271)

Total ABS issued interest expense	$745,595	$421,985

Average balance of ABS	$20,448,735	$20,313,996
ABS interest expense	3.63%	1.97%
ABS issuance expense amortization	0.11%	0.08%
Net ABS interest rate agreement (income) expense	(0.03)%	0.07%
Net ABS issuance premium amortization	(0.06)%	(0.04)%

Cost of funds of issued ABS	3.65%	2.08%

The coupon payments on the consolidated ABS issued are primarily indexed to one-, three-, and six-month LIBOR. Over the past year, short-term interest rates have risen and, thus, so has the cost of funds of the consolidated ABS issued by securitization entities consolidated on our reported balance sheet.

Operating Expenses

Total operating expenses increased by 32% from 2004 to 2005 due to investments in systems and infrastructure, increases in the scale of our operations, increased excise taxes, and increased accounting, consulting fees, and internal control costs. Generally, the scale of our business over the last few years has increased more rapidly than our operating expenses. Our operating costs continue to increase in part because of increased personnel needs resulting from both prior and anticipated growth. The reconciliation of GAAP operating expense to operating expense before excise tax and variable stock option income (or expense) is provided in the table below.

Table 15 Operating Expenses

(Dollars in thousands)	2005	2004

Total operating expenses	$45,882	$34,661
Less: Excise tax	(1,180)	(626)
Less: Variable stock option income/(expense) (VSOI/ VSOE)	123	(1,018)

Total operating expenses before excise tax and VSOE/ VSOI	$44,825	$33,017

Components of total operating expense before excise tax and VSOE/ VSOI
Fixed compensation expense	$11,082	$8,040
Other operating expense	14,635	8,593
Incentive stock expense	1,077	1,289
Variable compensation expense	18,031	15,095

Total operating expenses before excise tax and VSOE/ VSOI	$44,825	$33,017

Net interest income (NII)	$202,427	$216,166
Adjusted efficiency ratio (Operating expense before excise tax and VSOE/ VSOI)/net interest income	22%	15%

Our operating efficiency ratio was higher in 2005 than in 2004 due to continued growth in systems and infrastructure at a time when we are selling assets. Management excludes excise tax and variable option expense or income (VSOE/ VSOI) in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these two types of excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses under FAS 123, however, are an on-going expense and are included in operating expense before excise tax and VSOE/ VSOI.

Excise tax is a function of the timing of dividend distributions. In years when we delay distributing dividends on a portion of our REIT taxable income, under the REIT tax rules, we may pay excise taxes on a portion of this delayed distribution. Excise tax is included in operating expenses on our Consolidated Statements of Income.

VSOE/VSOI is a non-cash expense or income item that varies as a function of Redwood’s stock price. If our stock price increases during a quarter and the stock price is above the exercise price of certain “variable” options, we record a GAAP expense in that period equal to the increase in the stock price times the number of in-the-money “variable” options that remain outstanding. If our stock price decreases during a quarter, we record income in that period equal to the decrease in the stock price times the number of in-the-money “variable” options that remain outstanding. With the adoption of Financial Accounting Statement No. 123R, Share-Based Payment (FAS 123R), effective January 1, 2006, we will not have VSOE/VSOI, in future periods.

Fixed compensation expenses include employee salaries and related employee benefits. Other operating expenses include office costs, systems, legal and accounting fees, and other business expenses. We expect to continue to make significant investments in expanding our staff and developing our business processes and information technologies in order to meet the operating needs we will face as we grow in the long term. As a result, we expect these fixed and other operating expenses will continue to increase.

Incentive stock (income) expense represents the cost of equity compensation as determined under FAS 123 for options and option equity awards granted to employees and directors after December 31, 2002. Beginning January 1, 2006, with the adoption of FAS 123R, all remaining unvested incentive awards and all future awards will be accounted for under this principle. Beginning January 1, 2006, there will no longer be dividend equivalent right (DER) expenses for GAAP purposes as all remaining stock awards will be accounted for under FAS 123R (and the value of additional DERs on an award is already included in the value at the time of grant and is expensed over the requisite service period of the award).

Variable compensation includes employee bonuses (which are based on individual employee performance and the adjusted return on equity earned by Redwood) and DER expenses on certain options still outstanding and granted prior to December 31, 2002. The primary drivers of this expense are the profitability (return on equity) of Redwood, taxable income at the REIT (which determines total dividend distribution requirements), the number of employees, and the number of incentive stock awards outstanding that receive DER payments that are expensed (options granted prior to January 1, 2003).

We currently anticipate that our fixed costs will increase in 2006 relative to 2005, as we continue to add additional staff and systems for meeting our future growth. However, we also expect that expenses for variable compensation will decline as our performance is not anticipated to be as strong. Thus, we anticipate total operating expenses will be at a similar level in 2006 as in 2005. The adoption of FAS 123R will change the nature of our expenses but is not anticipated to have a significant impact on our overall costs.

Net Recognized Gains (Losses) and Valuation Adjustments

For 2005, our net recognized gains and valuation adjustments totaled $60.8 million as compared to $59.1 million for 2004. Realized gains due to calls were significantly less in 2005 at $19.1 million than in 2004 at $58.7 million as we had fewer securities that had reached their call factor. Gains in sales we initiated as part of our portfolio restructuring were greater in 2005 at $43.6 million than in 2004 at $7.6 million.

Accounting rules (FAS 115, EITF 99-20, and SAB 5(m)) require us to review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate permanent impairment as defined by GAAP. Assets with reduced discounted projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for that asset is below our current basis. If the market value is above our basis, our basis remains unchanged and there is no gain recognized in income. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment could be substantial. Under the accounting rules (FAS 115, EITF 99-20, and SAB 5(m)), we recognized other-than-temporary impairments of $4.4 million for 2005 and $6.4 million for 2004.

Some of our interest rate agreements are accounted for as trading instruments and in 2005 we de-designated one agreement (as part of our call of an Acacia securitization). As a result, we recognized gains of $2.5 million in 2005 and losses of $0.5 million in 2004 on these interest rate agreements.

Provisions for Income Taxes

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year. Therefore, we generally pass through substantially all of our earnings to stockholders without paying federal income tax at the corporate level. We pay income tax on this income and the income we earn at our taxable subsidiaries. Taxable income calculations differ from GAAP income calculations. We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we permanently retain, and the taxable income we estimate was earned at our taxable subsidiaries.

Our income tax provision in 2005 was $17.5 million, an increase from the $8.0 million income tax provision taken in 2004. In 2005, our income tax provision under GAAP benefited slightly from state net operating losses. In 2004, we were able to use state and Federal net operating losses to reduce our tax liability. In addition, in 2004, we recognized a reversal of previously existing valuation allowances related to net operating losses (NOLs), thus recognizing the future value of remaining net operating losses at that time.

Furthermore, in 2004 we generated taxable gains-on-sales from our securitization activities at the taxable subsidiaries. Gains on these activities were much lower in 2005 due to decreased volumes and a significant decrease in the gains generated by each securitization. Since these securitizations were treated as financings under GAAP, deferred tax assets were created. The deferred tax assets are amortized through the deferred tax provision as the related GAAP income is recognized.

Taxable Income and Dividends

Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. Estimated total taxable income is an important measure as it is the basis of our dividend distributions to shareholders. Taxable income calculations differ significantly from GAAP income calculations. REIT taxable income is that portion of our taxable income that we earn in our parent company and REIT subsidiaries. It does not include taxable income earned in taxable non-REIT subsidiaries. We must distribute at least 90% of REIT taxable income as dividends to shareholders over time. As a REIT we are not subject to corporate income taxes on the REIT taxable income we distribute. The remainder of our taxable income is income we earn in taxable subsidiaries. We pay income tax on this income as we generally retain the after-tax income at the subsidiary level. We also pay income tax on the REIT taxable income we retain (we can retain up to 10% of the total). The table below reconciles GAAP net income to total taxable income and REIT taxable income for 2005 and 2004.

Table 16 Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income

(In thousands, except per share data)	Estimated	Actual
	2005	2004

GAAP net income	$199,872	$232,635
GAAP/ Tax differences in accounting for:
Interest income and interest expense	(24,001)	(27,402)
Credit losses	(2,134)	6,352
Operating expenses	5,549	(14,701)
Gains (losses) and valuation adjustments	(7,453)	38,223
Provisions for taxes	12,278	5,870

Total taxable income (pre-tax)	184,111	240,977
Earnings from taxable subsidiaries	(12,626)	(39,104)

REIT taxable income (pre-tax)	$171,485	$201,873

GAAP net income per share	$7.96	$10.47
Total taxable income per share	$7.44	$10.89
REIT taxable income per share	$6.93	$9.12

Total taxable income per share and REIT taxable income per share are measured as, respectively, the estimated pretax total taxable income and REIT taxable income earned in a calendar quarter divided by the number of shares outstanding at the end of that quarter. Annual total taxable income per share and annual REIT taxable income per share are, respectively, the sum of the four quarterly total taxable income per share and REIT taxable income per share calculations.

Total taxable income and total taxable income per share decreased in 2005 from 2004. The primary reason for this was decreased levels of capital invested in assets (not only CES but also IO and other securities), and fewer gains on sales on securitizations (at the taxable subsidiaries) as a result of lower volume of securitizations and less gain per transaction. In addition, the current yield we report for tax purposes on our new assets is much higher than the yield we report for GAAP purposes. This is true for those assets that have concentrated credit risk as, for tax purposes, credit losses are not anticipated but rather are only expensed as incurred. It is also true for other assets as, due to fast prepayments, some premium amortization expense for tax purposes has been delayed because we cannot recognize a negative yield for tax purposes on interest-only securities; this delayed premium amortization expense will likely impact the taxable gain or loss on sale or call in a future period.

Dividends to stockholders during 2005 totaled $144 million, approximately $37 million of which represented the distribution of the balance of REIT taxable income earned in 2004. Based on our estimates of 2005 REIT taxable income, we will enter 2006 with $51 million of undistributed REIT taxable income which we will pay as dividends to our stockholders during 2006. We currently project that most of the first three regular quarterly dividends we pay in 2006 will consist of REIT taxable income earned in 2005. Our estimates of total taxable income and REIT taxable income are subject to change due to changes in interest rates and other market factors as well as changes in applicable income tax laws and regulations.

During 2005, a portion of taxable income was in the form of net capital gains resulting from the sales and calls of some of our residential loan CES. Our income from this activity was long-term capital gain income for tax purposes. Thus, during 2005, 23.291% of our dividends distributed was characterized as a distribution of long-term capital gain income and the remaining 76.709% was characterized as a distribution of ordinary income. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income.

As of December 31, 2005, we had met all of the dividend distribution requirements of a REIT. We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of Unrelated Business Taxable Income (UBTI) or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; however, there can be no assurance that we will be successful in doing so.

2004 AS COMPARED TO 2003

Acquisitions, Securitizations, Sales, and Calls

For the year ended 2004, residential real estate loan acquisitions totaled $10.1 billion, sales to Sequoia entities totaled $10.0 billion, and Sequoia entities issued $10.0 billion ABS. This activity was a slight decrease from the volume of residential loan acquisitions ($11.4 billion), sales to Sequoia ($11.5 billion), and ABS issued ($11.5 billion) in 2003.

During 2004, we acquired $269 million residential loan CES. This was an increase from the $149 million acquired in 2003. In 2004, we had calls of our residential loan CES of $99 million principal value for GAAP gains of $59 million. This was a decrease from the calls realized in 2003 of $117 million principal value that generated GAAP gains of $57 million. In 2004, we sold $22 million market value residential real estate CES loans generating GAAP gains of $6 million. During 2003, sales of residential real estate CES totaled $1 million market value generated minimal GAAP gains.

We acquired $38 million commercial real estate loans during 2004, an increase from the $6 million acquired during 2003. We sold $2 million commercial real estate loans during 2004 and $1 million during 2003.

During 2004, we acquired $13 million commercial loan CES; we did not acquire any such securities in 2003. No commercial loan CES were sold during these periods.

We acquired $598 million of other residential and commercial real estate securities during 2004 for our Acacia CDO securitization program. This was similar to the level of such acquisitions ($566 million) during 2003. During 2004, we sold $584 million of securities to Acacia entities and during 2003, we sold $415 million to Acacia entities. In 2004, Acacia entities issued $900 million of CDO ABS, compared to $600 million in 2003.

Net Income

Our reported GAAP net income was $233 million ($10.47 per share) for 2004, an increase from the $132 million ($7.04 per share) earned in 2003. Our GAAP return on equity was 32% for 2004 compared to 25% for 2003.

Our 2004 results were driven by the quality of our existing real estate loan backed investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, increased book value per share (giving us a greater amount of equity per share with which to generate earnings), increased capital efficiencies, increased operating efficiencies, and income generated from residential CES that we owned at a discount to face value that were called during 2004 at full face value. A significant portion of our income in 2004 and 2003 has come from gains from calls and sales of residential CES securities. Returns from these sources are highly variable and not readily predictable.

Interest Income

Total interest income for 2004 was $648 million, an increase from the $331 million of total interest income in 2003. Interest income for 2004 increased from 2003 as a result of 95% growth in the average balance of consolidated earning assets. Total consolidated earning assets grew primarily as a result of increased sponsorship of securitizations of residential real estate loans. The yield remained at similar levels (from 3.06% to 3.05%) as a result of an increase in interest rates offset by a change in the mix of assets as well as changes in net discount and premium amortization and lower credit provision expenses.

Table 17 Interest Income and Yield

(Dollars in thousands)	2004	2003

Interest income	$651,661	$332,033
Discount amortization	36,071	37,752
Premium amortization	(32,412)	(30,163)
Provision for credit losses	(7,236)	(8,646)

Total interest income	$648,084	$330,976

Average earning assets	$21,208,757	$10,858,311
Yield as a result of:
Interest income	3.07%	3.06%
Discount amortization	0.17%	0.35%
Premium amortization	(0.15)%	(0.28)%
Provision for credit losses	(0.03)%	(0.08)%

Yield on earning assets	3.06%	3.05%

The table below presents the contribution to interest income and yield from each of our portfolios. Further discussions of changes in yields and balances are presented below by portfolio.

Table 18 Interest Income and Yield by Portfolio

(Dollars in thousands)
	December 31, 2004

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$529,842	81.76%	$19,665,096	2.69%
Residential loan credit-enhancement securities	64,602	9.97%	349,779	18.47%
Commercial loans, net of provision for credit losses	3,769	0.58%	30,469	12.37%
Commercial loan credit-enhancement securities	675	0.10%	5,261	12.83%
Securities portfolio	48,274	7.45%	1,062,901	4.54%
Cash and cash equivalents	922	0.14%	95,251	0.97%

Totals	$648,084	100.00%	$21,208,757	3.06%

          Table 18 (continued)

(Dollars in thousands)
	December 31, 2003

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$235,978	71.30%	$9,932,961	2.38%
Residential loan credit-enhancement securities	68,091	20.57%	275,308	24.73%
Commercial loans, net of provision for credit losses	2,959	0.89%	29,473	10.04%
Commercial loan credit-enhancement securities	—	0.00%	—	0.00%
Securities portfolio	23,530	7.11%	532,683	4.42%
Cash and cash equivalents	418	0.13%	87,886	0.48%

Totals	$330,976	100.00%	$10,858,311	3.05%

The table below details our interest income by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2004 as compared to 2003.

Table 19 Volume and Rate Changes for Interest Income

(In thousands)
	Change in Interest Income
	2004 Versus 2003

			Total
	Volume	Rate	Change

Residential real estate loans, net of provisions for credit losses	$231,207	$62,657	$293,864
Residential loan credit-enhancement securities	18,409	(21,898)	(3,489)
Commercial loans, net of provision for credit losses	100	710	810
Commercial loan credit-enhancement securities	—	675	675
Securities portfolio	23,450	1,294	24,744
Cash and equivalents	35	469	504

Total interest income	$273,201	$43,907	$317,108

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

A discussion of the changes in total income, average balances, and yields for each of our portfolios is provided below.

Table 20 Consolidated Residential Real Estate Loans — Interest Income and Yield

(Dollars in thousands)	2004	2003

Interest income	$568,765	$273,739
Net Premium amortization	(31,687)	(29,615)
Provision for credit losses	(7,236)	(8,146)

Total interest income	$529,842	$235,978

Average consolidated residential real estate loans	$19,665,096	$9,932,961
Yields as a result of:
Interest income	2.89%	2.76%
Net Premium amortization	(0.16)%	(0.30)%
Provision for credit losses	(0.04)%	(0.08)%

Yield	2.69%	2.38%

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

Table 21 Residential Loan Credit-Enhancement Securities — Interest Income and Yield

(Dollars in thousands)	2004	2003

Interest income	$30,492	$30,902
Net discount amortization	34,110	37,189

Total interest income	$64,602	$68,091

Average residential loan credit-enhancement securities	$349,779	$275,308
Yield as a result of:
Interest income	8.72%	11.22%
Net discount amortization	9.75%	13.51%

Yield	18.47%	24.73%

Interest income recognized from residential loan CES decreased during 2004, as compared to 2003, primarily due to calls of our highest-yielding assets from this portfolio over the past year.

Table 22 Commercial Real Estate Loans — Interest Income and Yield

(Dollars in thousands)	2004	2003

Interest income	$4,253	$3,678
Net premium amortization	(484)	(219)
Provision for credit losses	—	(500)

Total interest income	$3,769	$2,959

Average earning assets	$30,469	$29,473
Yield as a result of:
Interest income	13.96%	12.48%
Net premium amortization	(1.59)%	(0.74)%
Provision for credit losses	—	(1.70)%

Yield	12.37%	10.04%

The yield on our commercial real estate loan portfolio was higher in 2004 as compared to 2003 due to investments in higher-yielding commercial loans and commercial loan participations during 2004 as well as the payoff of lower-yielding loans earlier in 2004.

Table 23 Commercial Loan Credit-Enhancement Securities — Interest Income and Yield

	2004	2003
(Dollars in thousands)
Interest income	$1,000	$—
Net premium amortization	(325)	—

Total interest income	$675	$—

Average commercial loan credit-enhancement securities	$5,261	$—
Yield as a result of:
Interest income	19.01%	—
Net premium amortization	(6.18)%	—

Yield	12.83%	—

We started acquiring commercial real estate loan CES in 2004 so we had no such assets in 2003.

Table 24 Consolidated Securities Portfolio — Interest Income and Yield

(Dollars in thousands)	2004	2003

Interest income	$46,229	$23,296
Discount amortization	2,286	563
Premium amortization	(241)	(329)

Total interest income	$48,274	$23,530

Average securities portfolio balance	$1,062,901	$532,683
Yield as a result of:
Interest income	4.34%	4.37%
Discount amortization	0.22%	0.11%
Premium amortization	(0.02)%	(0.06)%

Yield	4.54%	4.42%

Total interest income increased for the securities portfolio as the total size of the portfolio grew. Yields for the total securities portfolio increased during 2004 as the coupon rates on adjustable-rate loan securities adjusted upward with the increase in short-term interest rates during the period.

Interest Expense

Total interest expense rose from $203 million in 2003 to $432 million in 2004. Over the same period, average balances of Redwood debt increased 20% from $363 million to $435 million, and the average balance of consolidated ABS increased by 101% — from $10.1 billion in 2003 to $20.3 billion in 2004. ABS issued by ABS entities sponsored by us (which are consolidated on our reported balance sheet) increased rapidly as we continued to sponsor the securitization of residential real estate loans through our Sequoia securitization program and diverse real estate securities through our Acacia resecuritization program. The total cost of funds on Redwood debt plus the cost of funds on consolidated ABS increased from 1.93% in 2003 to 2.08% in 2004, reflecting an increase in short-term interest rates during 2004 that increased both the cost of Redwood debt as well as cash payments made on consolidated floating-rate ABS issued by securitization entities. We include the average balance of deferred ABS issuance costs in the average ABS balance and the amortization expenses of the deferred ABS issuance in interest expense on ABS.

Table 25 Total Interest Expense

(Dollars in thousands)	2004	2003

Interest expense on Redwood debt	$9,933	$7,038
Interest expense on ABS	421,985	195,823

Total interest expense	$431,918	$202,861

Average Redwood debt balance	$434,662	$363,311
Average ABS issued balance	20,313,996	10,126,303

Average total obligations	$20,748,658	$10,489,614

Cost of funds of Redwood debt	2.29%	1.94%
Cost of funds of ABS issued	2.08%	1.93%
Cost of funds of total obligations	2.08%	1.93%

Table 26 Average Balances of Asset-Backed Securities Issued

(In thousands)	2004	2003

Sequoia	$19,129,555	$9,635,924
Acacia	1,229,075	510,115
Commercial	5,654	7,575

Average balance of ABS issued	$20,364,284	$10,153,614

Average deferred ABS issuance costs	(50,288)	(27,311)

Average balance of ABS issued, net	$20,313,996	$10,126,303

The table below details interest expense on debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for 2004 as compared to 2003.

Table 27 Volume and Rate Changes for Interest Expense

(In thousands)
	Change in Interest Expense
	2004 Versus 2003

	Volume	Rate	Total

Interest expense on Redwood debt	$1,382	$1,513	$2,895
Interest expense on ABS	197,010	29,152	226,162

Total interest expense	$198,392	$30,665	$229,057

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

Details of the change in cost of funds of debt and cost of funds on ABS issued are provided below.

Table 28 Cost of Funds of Redwood Debt

(Dollars in thousands)	2004	2003

Interest expense on Redwood debt	$9,933	$7,038
Average Redwood debt balance	$434,662	$363,311
Cost of funds of Redwood debt	2.29%	1.94%

The increase in the cost of funds of Redwood debt is the result of higher short-term interest rates.

Table 29 Cost of Funds of Asset-Backed Securities Issued

(Dollars in thousands)	2004	2003

ABS interest expense	$399,193	$183,214
ABS issuance expense amortization	16,828	12,805
Net ABS interest rate agreement (income) expense	13,235	8,175
Net ABS issuance premium amortization	(7,271)	(8,371)

Total ABS interest expense	$421,985	$195,823

Average balance of ABS	$20,313,996	$10,126,303
ABS interest expense	1.97%	1.80%
ABS issuance expense amortization	0.08%	0.13%
Net ABS interest rate agreement (income) expense	0.07%	0.08%
Net ABS issuance premium amortization	(0.04)%	(0.08)%

Cost of funds of ABS	2.08%	1.93%

Operating Expenses

Operating expenses decreased in 2004 from 2003. This decrease was the result of lower variable stock option expense and lower excise taxes. Variable stock option expense decreased as most of the options that generate this expense were exercised in late 2003 and in 2004. The amount of excise tax was lower in 2004 as we deferred a lower amount of excise-taxable REIT taxable income in 2004 than we did in 2003.

Table 30 Operating Expenses

(Dollars in thousands)	2004	2003

Total operating expenses	$34,661	$36,895
Less: Excise tax	(626)	(1,203)
Less: Variable stock option income/(expense) (VSOI/VSOE)	(1,018)	(5,652)

Total operating expenses before excise tax and VSOE/ VSOI	$33,017	$30,040

Components of total operating expense before excise tax and VSOE/VSOI
Fixed compensation expense	$8,040	$5,948
Other operating expense	8,593	7,018
Incentive stock (income) expense	1,289	388
Variable compensation expense	15,095	16,686

Total operating expenses before excise tax and VSOE/ VSOI	$33,017	$30,040

Net interest income (NII)	$216,166	$128,115
Adjusted efficiency ratio (Operating expense before excise tax and VSOE/VSOI)/net interest income	15%	23%

Net Recognized Gains (Losses) and Valuation Adjustments

We recognized income of $59 million in 2004 as a result of net recognized gains and valuation adjustments (change in market values of certain assets and hedges, either unrecognized or recognized via sale or call income).

In 2004, GAAP gains from calls on $99 million par (principal or face) value of residential loan CES were $59 million. We acquire these securities at a discount. They are called — effectively sold — at par. Gains from sales of assets were $8 million during 2004. We have sold, and intend to continue to sell, appreciated assets from time to time to recycle capital into newer assets that have higher potential returns. In 2003, gains from calls were $57 million while gains from sales totaled $1 million. Rapid prepayment rates over the last four years have accelerated the first potential call dates of the securitizations we credit-enhance. We expect gains from calls to continue, although at an unpredictable and slower rate for the next few years.

Our net reported SFAS 115 and EITF 99-20 write-downs were $6.4 million in 2004 due primarily to the timing of cash flows as a result of slower prepayment assumptions related to certain securities purchased at a discount. These write-downs totaled $7.6 million in 2003.

We have not sought hedge accounting treatment for a portion of our interest rate agreements (interest rate swaps, futures, and related instruments). We recognize in income each quarter the change in market value of these agreements. Total valuation adjustments for interest rate agreements accounted for as trading were negative $0.5 million in 2004, compared to negative $0.4 million in 2003.

Provisions for Income Taxes

Our income tax provision in 2004 was $8.0 million, an increase from the $5.5 million income tax provision taken in 2003 as we utilized existing NOLs in prior years and for a portion of 2004. We recognized net deferred tax benefits in 2004 as a result of the build up of deferred tax assets attributable to GAAP/tax securitization gain temporary differences, the utilization of prior period deferred tax assets, and a reversal of previously existing valuation allowances related to NOLs. No deferred tax provisions were recorded during 2003.

Dividends on Preferred Stock

Our distributions of preferred stock dividends were $0.7 million per quarter through and including the first quarter of 2003, reflecting a dividend of $0.755 per share on 902,068 preferred shares outstanding. In May 2003, we converted all of the outstanding shares of preferred stock into shares of common stock.

Taxable Income and Dividends

Total taxable income and total taxable income per share were higher in 2004 than in 2003. The primary reason for these higher levels was due to an increase in the amount of capital invested plus an increase in gains from calls and sales. The table below reconciles GAAP net income to total taxable income and REIT taxable income for 2004 and 2003.

Table 31 Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income

(In thousands, except per share data)	2004	2003

GAAP net income	$232,635	$131,698
GAAP/ Tax differences in accounting for:
Interest income and interest expense	(27,402)	22,095
Credit losses	6,352	7,821
Operating expenses	(14,701)	6,441
Gains (losses) and valuation adjustments	38,223	1,998
Provisions for taxes	5,870	5,502
Preferred stock	—	696

Total taxable income (pre-tax)	240,977	$176,251
Earnings from taxable subsidiaries	(39,104)	(7,861)

REIT Taxable Income (pre-tax)	$201,873	$168,390

GAAP net income per share	$10.47	$7.04
Total taxable income per share	$10.89	$9.64
REIT taxable income per share	$9.12	$9.21

Dividends to stockholders during 2004 totaled $203 million, approximately $53 million of which represented the distribution of the balance of REIT taxable income earned in 2003.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Impact of Hurricanes in 2005

During the third quarter of 2005, hurricanes Katrina and Rita hit the Gulf Coast States, including parts of Louisiana, Mississippi, and Texas. We own both residential and commercial securities that have first loss risk on loans in the affected areas. Based on available information and our analysis, we continue to believe our hurricane-related losses (as measured for tax) will be between $6 million to $18 million on the residential and commercial loans we credit-enhance. We do not anticipate an impact to our future GAAP earnings as a result of these hurricanes as these losses are included in our credit reserves. We regularly update our estimates and will adjust our credit reserves accordingly. There can be no assurance that actual losses will fall within this range as there are many factors yet to be determined such as insurance claims, the state of the local economy, and the strength or weakness of the real estate markets in the affected areas.

Assets

Each of our product lines and portfolios is a component of our single business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. Our consolidated earning assets, as presented for GAAP purposes, consist of five portfolios: residential real estate loans, residential loan CES, commercial real estate loans, commercial loan CES, and securities portfolio. A discussion of the activities in each of these portfolios appears below.

Residential Real Estate Loans

Residential loans shown on our Consolidated Balance Sheets include loans owned by securitization entities we have sponsored plus loans we own (typically on a temporary basis prior to sale to a securitization entity). Loans underlying residential credit-enhancement securities we have acquired from securitizations that were not sponsored from us do not appear on our Consolidated Balance Sheets.

The consolidated balance of residential real estate loans at December 31, 2005 of $13.9 billion was lower than the $22.5 billion we reported at December 31, 2004. Prepayments on loans consolidated for GAAP purposes were greater than acquisitions of new loans. This was the result of both an increase in prepayment speeds and a decrease in the volume of acquisitions and sponsored securitizations. Prepayment speeds increased in ARMs as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of adjustable-rate loans indexed to LIBOR in the marketplace, reducing our acquisition opportunities. In addition, we face increased competition to purchase these loans.

At December 31, 2005, Redwood owned $45 million residential real estate loans accumulated for future securitizations. None of these loans were pledged to support Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $13.8 billion of residential real estate loans on December 31, 2005.

Charge-offs (credit losses) recorded in this portfolio totaled $0.5 million during 2005, $0.2 million in 2004, and $0.1 million in 2003. Credit losses remained at an annualized rate of less than 1 basis point (0.01%) during these periods. Serious delinquencies increased from $13 million at December 31, 2004 to $37 million at December 31, 2005. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.27% of our current loan balances in this portfolio at December 31, 2005, an increase from 0.06% at December 31, 2004.

The reserve for credit losses on residential real estate loans is included as a component of residential real estate loans on our Consolidated Balance Sheets. The residential real estate loan credit reserve balance of $23 million was 0.16% of the current balance of this portfolio at

December 31, 2005, compared to $23 million or 0.10% at December 31, 2004. The total amount of credit reserves did not decrease over the year even though the balance of loans decreased; this decline in loan balance was offset by increased delinquencies and a worsening credit outlook.

Residential Loan Credit-Enhancement Securities

For GAAP purposes, this portfolio includes residential real estate loan CES acquired from securitizations sponsored by others. It does not include CES we acquired from our Sequoia entities.

We mark residential loan CES to their current estimated market value on our Consolidated Balance Sheets (but not generally through our consolidated statements of income unless we determine there is other-than-temporary impairment). At December 31, 2005, our reported ownership of these residential loan CES totaled $613 million. This was an increase from the $562 million market value we reported on December 31, 2004. Our acquisitions plus net positive market value adjustments exceeded calls, sales, and principal pay downs for 2005.

As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($1.04 billion) and adjusted cost basis ($554 million) of these residential loan CES at December 31, 2005 was $481 million, of which $355 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), while the remaining $126 million represented a purchase discount we will accrue into income over time. The table below presents the principal value, amortized cost, and carrying values of our consolidated residential loan CES by first-, second-, or third loss position. The first- and second-loss position residential loan CES are generally funded with equity. The third-loss position residential loan CES are generally owned by the Acacia entities and consolidated on our balance sheets.

Table 32 Residential Loan Credit-Enhancement Securities

(In thousands)	2005	2004

First loss position, principal value	$471,079	$352,752
Second loss position, principal value	170,928	276,720
Third loss position, principal value	393,867	304,300

Total principal value	$1,035,874	$933,772

First loss position, amortized cost	$111,264	$68,675
Second loss position, amortized cost	109,306	171,220
Third loss position, amortized cost	333,883	243,030

Total amortized cost	$554,453	$482,925

First loss position, carrying value	$154,930	$110,933
Second loss position, carrying value	120,690	195,536
Third loss position, carrying value	337,029	255,189

Total carrying value	$612,649	$561,658

As a net result of our acquisition, sale, and call activity, the loans underlying these reported residential loan CES increased from $126 billion at December 31, 2004 to $170 billion at December 31, 2005. Total residential loans credit-enhanced, through these securities plus similar CES securities acquired from Sequoia securitization entities, were $149 billion at December 31, 2004 and $184 billion at December 31, 2005.

External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to interests owned by us. At December 31, 2005, we had $141 million of external credit-enhancement and $355 million of internally designated credit protection for this portfolio. The combined balance of external and internally designated credit protection represented 29 basis points (0.29%) of the $170 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

There were $4.6 million credit losses for the underlying loans during 2005, $3.1 million credit losses during 2004, and $4.1 million in 2003. The annualized rate of credit loss was less than 1 basis point (0.01%) of the current balance of underlying loans. Losses borne by external credit-enhancement for 2005 totaled $0.4 million, $0.3 million for 2004 and $1.0 million in 2003. Losses by us (which reduce that portion of the purchase discount that we have designated as credit reserves) totaled $4.2 million during 2005, $2.8 million during 2004, and $3.1 million during 2003.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $331 million at December 31, 2005, an increase from $150 million at December 31, 2004. Delinquencies as a percentage of the residential loans we credit-enhance increased to 0.19% at December 31, 2005 from 0.12% at December 31, 2004. A portion of the increase in delinquencies was caused by damage from hurricanes. The level of delinquencies on these loans is below national levels.

In 2005, we recognized $0.5 million losses due to other-than-temporary impairment on our residential loan CES. We recognized $4.2 million of other-than-temporary impairments for 2004 and $1.5 million during 2003. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Commercial Real Estate Loans

We have been investing in commercial real estate loans since 1998. Our commercial real estate loan portfolio increased during 2005 to $60 million at December 31, 2005 from $54 million at December 31, 2004 due to the acquisition of $25 million loans, offset by sales, principal pay-downs, and amortization. We plan to continue to make additional investments in commercial real estate loans, including mezzanine loans, subordinated (junior or second lien) loans, and B-Notes (B-Notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan).

Factors particular to each of our other commercial loans (e.g., lease activity, market rents, and local economic conditions) could cause credit concerns for our commercial loans. If this occurs, we may need to provide for future losses by establishing a credit reserve. We continually monitor and determine the level of appropriate reserves for our commercial loans. At December 31, 2005, we had an $8.1 million reserve on a loan, which is the same reserve we had established at acquisition of this loan. We acquired this loan at a discount to par and designated a credit reserve based on our expected cash flows at that time. We have no other credit reserves for any of our other commercial real estate loans.

Commercial Loan Credit-Enhancement Securities

We acquire unrated first-loss interests in CMBS and fund them with equity. We define these non-rated CMBS as commercial loan CES. At December 31, 2005, we owned $175 million principal value of these securities with a market value of $58 million. This was an increase from the $46 million principal value and $14 million market value we owned at December 31, 2004, as we increased acquisitions of these securities. Some of the commercial loan CES we own represent an interest in a commercial CMBS re-REMIC consisting primarily of first-and-second-loss interests in several other CMBS.

At December 31, 2005, we credit-enhanced $26 billion commercial real estate loans through ownership of first-loss CMBS (excluding the re-REMIC interests) an increase from the $6 billion commercial real estate loans we credit-enhanced at December 31, 2004. Serious delinquencies (i.e., 90 plus days, in bankruptcy, in foreclosure, or REO) were $17 million, or 0.07%, of the loan balances at December 31, 2005; there were no delinquencies on these loans at December 31, 2004. We incurred no credit losses on these underlying loans in 2005 or 2004. We did not own first-loss CMBS securities in 2003.

At December 31, 2005, we credit-enhanced $17 billion commercial real estate loans through our interests in a CMBS re-REMIC, a decrease from the $20 billion credit-enhanced at December 31, 2004. Delinquencies on these loans were $228 million, or 1.34% of the loan balances at December 31, 2005. Delinquencies on these loans were $363 million, or 1.80% of the loan balances at December 31, 2004. External credit protection on these loans was $1.6 billion at both December 31, 2005 and 2004. Our internally designated credit reserves were $14 million at December 31, 2005 and $19 million at December 31, 2004. For 2005, total credit losses on these underlying loans were $81 million, of which $79 million were borne by credit-enhancement securities not owned by us. Credit losses realized in 2004 were $6 million and were all borne against credit-enhancement securities not owned by us.

Securities Portfolio

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, debt interests in real estate-oriented CDOs, in each case primarily rated AA, A, and BBB. Also included in this portfolio are non-investment grade interests in commercial real estate securities (excluding commercial loan CES), manufactured housing securities, corporate bonds issued by REITs, and equity in CDOs sponsored by others. We have sold most of our securities in this consolidated portfolio (as reported for GAAP purposes) to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate these Acacia’s assets as “securities portfolio” assets (however, BB-rated residential loan CES are consolidated within our “Residential Loan CES”). We reflect Acacia’s issuance of CDO ABS as ABS issued obligations on our Consolidated Balance Sheets.

The increase in the securities portfolio during 2005 was the result of additional acquisitions of securities for sale to Acacia. Our consolidated securities portfolio totaled $1.7 billion carrying value on December 31, 2005, of which $1.6 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2004, we had $1.4 billion carrying value of these securities, of which $1.3 billion had been sold to Acacia entities as of that date.

We continue to acquire non-investment grade CMBS that are rated BB and B. We generally sell these assets to Acacia entities. The balance of these CMBS assets increased to $160 million at December 31, 2005 from $70 million at December 31, 2004.

The table below presents the types of securities we own as reported in this securities portfolio by their credit ratings as of December 31, 2005 and December 31, 2004.

Table 33 Consolidated Securities Portfolio — Underlying Collateral Characteristics at December 31, 2005 and December 31, 2004

(In millions)		Rating
At December 31, 2005	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$322	$11	$2	$20	$129	$130	$30	$—
Residential Prime real estate	690	29	240	194	227	—	—	—
Residential Sub-prime real estate	442	5	86	292	59	—	—	—
Residential Second Lien real estate	108	—	49	54	5	—	—	—
Manufactured Housing	—	—	—	—	—	—	—	—
REIT Corporate Debt	32	—	—	—	24	8	—	—
Real Estate CDOs	155	37	25	37	44	11	—	1

Total Securities Portfolio	$1,749	$82	$402	$597	$488	$149	$30	$1

          Table 33 (continued)

(In millions)		Rating:
At December 31, 2004	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$229	$16	$2	$35	$106	$62	$8	$—
Residential Prime real estate	400	27	200	80	93	—	—	—
Residential Sub-prime real estate	429	—	43	288	98	—	—	—
Residential Second Lien real estate	131	—	55	67	9	—	—	—
Manufactured Housing	14	3	5	—	—	—	6	—
REIT Corporate Debt	65	0	0	8	49	8	—	—
Real Estate CDOs	113	13	24	37	36	2	—	1

Total Securities Portfolio	$1,381	$59	$329	$515	$391	$72	$14	$1

We reported other-than-temporary impairments (EITF 99-20 and FAS115) in the consolidated securities portfolio of $3.5 million during the 2005, $2.2 million for 2004, and $6.2 million in 2003.

Liabilities and Stockholders’ Equity

Redwood Debt

We typically use debt to fund the accumulation of assets prior to sale to sponsored ABS securitization entities (Sequoia and Acacia entities). These accumulated assets are pledged to secure the associated debt. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in market values from time to time under these agreements. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR interest rate. Our debt levels vary based on the timing of our asset accumulation and securitization activities. During 2005, as measured daily, our maximum debt level was $552 million, our minimum debt level was $94 million, and our average debt level was $261 million.

Redwood’s debt was secured by mostly investment grade securities accumulated as inventory for sale to Acacia securitization entities. We also have an unsecured line of credit available that was not drawn upon as of December 31, 2005. Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/ P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (with a current authorization for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support to the holders of commercial paper. This facility has a three-year term. As of December 31, 2005, there was no commercial paper issuance outstanding.

Asset-Backed Securities Issued

Redwood consolidates on its balance sheets the ABS that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.

Sequoia had $13.4 billion ABS outstanding on December 31, 2005 compared to $21.9 billion on December 31, 2004. Pay downs of existing ABS issued by Sequoia exceeded new issuance.

Acacia entities issued ABS of a type known as CDOs to fund their acquisitions of real estate securities from Redwood. Acacia CDO issuance outstanding was $2.2 billion on December 31, 2005 and $1.7 billion on December 31, 2004. We issued $0.9 billion of Acacia ABS in 2005. For 2005, there were $322 million of Acacia ABS pay downs, which includes $216 million related to the redemption of Acacia CDO 1.

Stockholders’ Equity

Our reported stockholders’ equity increased by 8% during 2005, from $864 million at December 31, 2004 to $935 million at December 31, 2005 as a result of $200 million earnings, $148 million dividends declared, $46 million stock issuance, $1 million proceeds from stock option exercises, $4 million non-cash equity adjustments, and a $32 million net decrease in the unrealized gains of assets and interest rate agreements that are marked-to-market through our Consolidated Balance Sheets.

We may seek to issue additional shares even during a period when we are maintaining uninvested cash balances. This would allow us to accommodate additional portfolio growth while also using cash balances to reduce overall risk (and insure funding for future opportunities). As always, we issue equity only when we believe such issuance would enhance long-term earnings and dividends per share, compared to what they would have been otherwise.

Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of December 31, 2005, we reported a net accumulated other comprehensive income of $74 million and at December 31, 2004 we reported net accumulated other comprehensive income of $105 million. Changes in this account reflect increases in the fair value of our earning assets (positive $6 million) and interest rate agreements (positive $7 million), and also reflect changes due to calls, sales, and other-than-temporary impairments of a portion of our securities ($44 million). Our reported book value at December 31, 2005 was $37 per share.

Cash Requirements, Sources of Cash, and Liquidity

We use cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.

One primary source of cash is principal and interest payments received on a monthly basis from real estate loans and securities. This includes payments received from ABS that we acquired as investment assets from ABS securitizations we sponsor. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, borrowings, and issuance of common stock.

We currently use borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings include repurchase agreements, bank borrowings, and forms of collateralized short-term borrowings, and non-secured lines of credit. We may also issue commercial paper. Our borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to twelve weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to six months.

Our Consolidated Statements of Cash Flows includes cash flows generated and used by the ABS securitization entities that are consolidated on our Consolidated Balance Sheets. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS issued by the entity. Cash flow obligations of and uses of cash by these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entities.

In connection with our internal year-end preparation and review of our Consolidated Financial Statements for the year ended December 31, 2005, we determined that the Consolidated Statement of Cash Flows for the quarter ended September 30, 2005 reflected an error as it included misclassified amounts. Specifically, Redwood did not follow the guidance of Statement of Financial Accounting Standards (FAS) No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale (an Amendment of FASB Statement No. 95), that requires cash receipts resulting from sales of loans that were not specifically acquired for resale to be classified as cash flows from investing activities. In the third quarter of 2005, Redwood sold $263 million in loans, $182 million of which we had acquired in earlier periods. When acquiring these earlier loans, our intention was to keep these on our Consolidated Balance Sheets through the Sequoia program, and, in prior periods, the Consolidated Statement of Cash Flows had correctly reflected the purchase of these loans within cash flows from investing activities. However, upon the sale of these loans in the third quarter, we classified the receipts as cash flows from operating activity. Management believes this error is immaterial as it does not have any impact on earnings, the balance sheet, total cash flow, taxable income, or dividends.

As a result of this discovery, we have corrected the classifications of these cash flows and have included in this Annual Report on Form 10-K a correct Consolidated Statement of Cash Flows for the year ended December 31, 2005 in conformity with generally accepted accounting principles. We have concluded that the misclassification of cash flows in the third quarter of 2005 was the result of a significant deficiency in the design or operation of our internal controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance. We have discussed the significant deficiency described above with the Audit Committee. Our management is working to identify and implement corrective actions where required to improve the effectiveness of our internal controls, including the enhancement of our systems and procedures.

At December 31, 2005, we had $176 million unrestricted cash and unpledged liquid assets (104% of our short-term debt balances) available to meet potential liquidity needs. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization entities. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate as we continue to fund our real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Net liquidity at December 31, 2005 was $284 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating for future sale at their estimated market value ($278 million on December 31, 2005) and used the proceeds to pay off Redwood’s debt ($170 million on December 31, 2005). Net liquidity is available for cash needs such as dividend distributions, acquiring new permanent assets, and supporting our securitization efforts.

Under our internal risk-adjusted capital guidelines, $189 million of this net liquidity at December 31, 2005 was excess liquidity available to support growth in our business. The remainder of the net liquidity balance was required under our risk-adjusted capital guidelines to support our current assets and other operating needs and liquidity risks (such as the risk of requiring cash to post as margin for interest rate agreements if interest rates move adversely for these agreements).

We are not going to be in a hurry to invest our excess capital. While we remain optimistic about the performance of the housing markets, we are starting to see numerous signs of weakness in the housing markets today. We believe that a weakening of the housing market, if it continues, likely bring excellent asset acquisition opportunities over the next few years. In order to take advantage of future opportunities, our goal is to maintain cash balances that are available to make new investments. Our current plan, which is subject to change, is to invest our excess cash steadily over the next two to three years.

Off-Balance Sheet Commitments

At December 31, 2005, in the ordinary course of business, we had commitments to purchase $2 million of real estate loans that settled in 2006. These purchase commitments represent derivative instruments under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The value of these commitments was negligible as of December 31, 2005.

Contractual Obligations and Commitments

The table below presents our contractual obligations and commitments as of December 31, 2005, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 34 Contractual Obligations and Commitments as of December 31, 2005

(In thousands)
	Payments Due or Commitment Expiration by Period

		Less Than	1 to
	Total	1 Year	5 Years	After 5 Years

Redwood obligations:
Redwood debt	$169,707	$169,707	$—	$—
Accrued interest payable	980	980	—	—
Operating leases	5,825	1,046	2,829	1,950
Purchase commitments — securities	—		—	—
Purchase commitments — whole loans	2,356	2,356	—	—

Total Redwood obligations and commitments	$178,868	$174,089	$2,829	$1,950

Obligations of securitization entities:
Consolidated asset-backed securities	$15,585,277	$—	$—	$15,585,277
Accrued interest payable	40,047	40,047	—	—

Total obligations of securitization entities	$15,625,324	$40,047	$—	$15,585,277

Total consolidated obligations and commitments	$15,804,192	$214,136	$2,829	$15,587,227

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.

MARKET RISKS

We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, and market value risk — in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our stockholders with both a steady regular dividend and an attractive long-term return. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

Our core business is assuming the credit risk of real estate loans.

We assume credit risk with respect to residential and commercial real estate loans primarily through the ownership of residential and commercial loan CES and similarly structured securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. These securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitization entities that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential loan CES. We assume credit risk with respect to commercial real estate loan through the ownership of commercial loan CES acquired from securitizations sponsored by others.

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

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for most of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these ARMs, and this may increase borrowers’ delinquencies and defaults. In addition, a portion of the loans we credit-enhance are interest-only and negative amortization loans, which may have special credit risks.

In the fourth quarter, we continued to acquire credit-enhancement securities backed by negative amortization adjustable-rate loans made to high-quality residential borrowers. Even though most of these loans are made to high-quality borrowers who make substantial down payments and do not need a negative amortization feature in order to afford their home, we still expect significantly higher delinquencies and losses from these loans compared to regular amortization loans. Nevertheless, we believe we have a good chance of generating attractive risk-adjusted returns on these investments as a result of the way the securitizations of these riskier loan types are structured and because of attractive acquisition pricing of these credit-enhancement securities. Although seemingly attractive, there is substantial uncertainty about the future performance of these assets. As a result, we will limit our overall investment in these credit-enhancement securities.

Credit losses on commercial real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of the property; special hazards; earthquakes and other natural events; over-leveraging of the property; changes in legal protections for lenders; reduction in market rents and occupancies and poor property management practices. In addition, if the U.S. economy weakens, our credit losses could be increased beyond levels that we have anticipated. The large majority of the commercial loans we credit-enhance are fixed-rate loans with required amortization. A small number of loans are interest-only loans for the entire term or a portion thereof, which may have special credit risks.

In addition to residential and commercial loan CES, the Acacia entities we also sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a residential loan CES or commercial loan CES or equivalent held by us) issued by residential securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by sub-prime residential loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality residential loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood interest in) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss residential loan CES and commercial loan CES, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

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

At December 31, 2005, we consolidated $14.9 billion adjustable-rate ABS collateralized by adjustable-rate assets and $0.7 billion fixed/hybrid rate ABS collateralized by consolidated fixed/hybrid rate assets. We owned the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion ($11.5 billion) of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS entities ($4.1 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect our economic profits or cash flow. Thus, we do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these other consolidated ABS entities.

The remainder of our consolidated assets at December 31, 2005 ($233 million six-month adjustable-rate assets, $24 million short-term fixed rate assets, $517 million hybrid and fixed-rate assets, and $161 million non-earning assets) were funded, for interest rate matching purposes, effectively with equity.

Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

Prepayments affect GAAP earnings in the near-term primarily through the timing of the amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on ARMs and thus change effective yield calculations on certain loans) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. In addition, the timing of premium amortization on assets may not always match the timing of the premium amortization taken to income on liabilities even when the underlying assets are the same (i.e., the prepayments are identical).

We believe there is a relatively low likelihood of prepayment risk events occurring within our securitization inventory assets, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for ABS (especially IO securities) sold by these securitization entities, and thus could affect the gain on sale for economic and tax purposes (not for GAAP purposes since these are accounted for as financings) that we seek to earn from sponsoring these securitizations.

There are prepayment risks in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to increases in prepayment rates is from short-term residential ARM loans. However, as of December 31, 2005, our premium balances on IO securities backed by ARM loans were less than our discount balances on residential loan CES backed by ARM loans. As a result, we believe that as of December 31, 2005, we are biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, in the short-term, for GAAP, changes in ARM prepayment rates could cause GAAP earnings volatility.

ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Redwood-sponsored Sequoia securitizations increased from near 25% to nearly 50% over the last year as the yield curve flattened.

Through our ownership of discount residential loan CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium-and-long-term interest rates decline.

Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

Market Value Risk

At December 31, 2005, we reported on a consolidated basis $2.4 billion assets that were marked-to-market through our balance sheet (i.e., available for sale securities) but not through our income statement. Of these assets, 59% had adjustable-rate coupons, 18% had hybrid coupon rates, and the remaining 23% had fixed coupon rates. Many of these assets are credit-sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term debt prior to securitization.

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

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

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

In recent weeks we have become aware of a potential technical interpretation of GAAP that differs from our current accounting presentations. We have not changed our accounting treatment for this potential issue. However, if we were to change our current accounting presentations based on this interpretation we do not believe there would be a material impact on our net income or balance sheets. This issue relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty and whether these transactions create derivatives instead of the acquisition of assets with related financing (which is how we currently present these transactions). This potential technical interpretation of GAAP does not affect the economics of the transactions but may affect how the transactions would be reported in our financial statements. Our cash flows, our liquidity, and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected.

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

We estimate fair value of assets and interest rate agreements using available market information and other appropriate valuation methodologies. We believe estimates we use reflect market values we may be able to receive should we choose to sell assets. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine market values. Residential real estate loans held-for-sale are generally valued on a pool basis while commercial real estate loans held-for-sale and securities available-for-sale are valued on an asset-specific basis.

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

There are certain other valuation estimates we make that have an impact on current period income and expense. One such area is the valuation of certain equity grants. For equity awards granted prior to January 1, 2003, we use the principles provided by APB 25, Interest on Receivables and Payables. For all subsequent awards, FAS 123 applies. Furthermore, FAS 123R will become the appropriate principle January 1, 2006.

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

To calculate the credit reserve for credit losses for residential real estate loans and HELOCs, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations;
•	Prepayment assumptions.

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

•	On-going analysis of each individual loan, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;
•	On-going evaluation of fair values of collateral using current appraisals and other valuations;
•	Discounted cash flow analysis;
•	Borrower’s ability to meet obligations.

If residential loan becomes REO or a commercial loan becomes impaired, or loans are reclassified as held-for-sale, specific valuations are primarily based on analyses of the underlying collateral.

Residential and commercial loan CES are the securities issued by an ABS securitization entity that bear most of the initial credit risk of the underlying pool of loans that was securitized. As a result of the relatively high credit risks of these investments, we are able to purchase residential and commercial loan CES at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the interest method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk analyses, cash flow modeling, and portfolio analytical tools to assist us in our assessments. If cumulative credit losses in the underlying pool of loans exceed the principal value of the first-loss piece, we may never receive a principal payment from that security. The maximum loss for the owner of these securities, however, is limited to the investment made in purchasing the CES. In addition to the amount of losses, the timing of future credit losses is also important. In general, the longer credit losses are delayed, the better our economic returns, as we continue to earn coupon interest on the face value of our security.

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

We currently elect to account for most of our interest rate agreements as cash flow hedges; the remainder are accounted for as trading instruments. We record these derivatives at their estimated fair market values, and record changes in their fair values in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of these cash flow hedges are included in our Consolidated Statements of Income, and any changes in the market value on our hedges designated as trading instruments.

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

For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2005 was used to project the average coupon rates for each year presented, based on the existing characteristics of our portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with this interest rate scenario. Actual prepayment speeds will likely vary significantly from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods. However, in determining the fair market values of many of these assets, potential credit losses are included.

As discussed throughout this Annual Report on Form 10-K, our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table. The information provided in this table is based on our existing portfolio at December 31, 2005 under one set of assumptions.

The composition of our balance sheet and the set of assumptions used at December 31, 2005, differs slightly from those used at December 31, 2004, and, as a result, the presentation of the tabular information presented this year differs from a year ago. The balance of residential loans is lower and we now also consolidate hybrid loans and the balance of securities is greater. The assumptions we use reflect the market conditions at the date of the financial statements, so the future interest rates assumed and corresponding prepayment speeds used to project the cash flows differ from those used a year ago. However, the overall results are similar in that our future results still depend greatly on the credit performance of the underlying loans (although the tabular information assumes no credit losses), future interest rates (as many of our assets are adjustable-rate), and prepayment behavior on residential mortgages.

QUANTITATIVE INFORMATION ON MARKET RISK

								At December 31, 2005
(All dollars in thousands)	Principal Amounts Maturing and Effective Rates During Period
								Principal	Carrying
Interest Rate Sensitive Assets		2006	2007	2008	2009	2010	Thereafter	Value	Value	Fair Value

Residential Real Estate Loans

Adjustable Rate	Principal	3,402,800	2,559,432	1,925,675	1,452,875	1,087,801	3,113,746	13,542,329	13,695,889	13,625,263
	Interest Rate	5.85%	6.01%	5.99%	6.04%	6.10%	6.47%		101.13%	99.48%
Hybrid	Principal	41,401	30,849	23,045	17,338	12,918	51,362	176,913	178,903	169,250
	Interest Rate	4.10%	4.10%	4.46%	5.87%	6.84%	7.41%		101.13%	94.60%
Residential Loan-Credit Enhancement Securities

Adjustable Rate	Principal	50,246	77,472	97,230	101,287	77,431	248,372	652,038	381,283	381,283
	Interest Rate	5.91%	6.06%	6.18%	6.39%	7.45%	8.46%		58.48%	58.48%
Fixed	Principal	3,216	2,946	3,108	3,561	4,828	29,512	47,171	30,035	30,035
	Interest Rate	6.00%	5.97%	5.96%	5.95%	5.96%	5.86%		63.67%	63.67%
Hybrid	Principal	31,913	47,102	60,019	50,105	36,922	110,604	336,665	201,331	201,331
	Interest Rate	4.78%	4.94%	5.30%	5.94%	6.49%	7.42%		59.80%	59.80%
Commercial Real Estate Loans

Adjustable Rate	Principal	15,168	4,250	—	9,500	N/A	N/A	28,918	20,640	21,205
	Interest Rate	8.08%	6.78%	7.24%	7.29%	N/A	N/A		71.37%	73.33%
Fixed	Principal	4,500	—	—	11,993	9,367	15,313	41,173	39,052	39,991
	Interest Rate	8.25%	7.61%	7.61%	7.61%	5.62%	5.81%		94.85%	97.13%
Commercial Loan CES

Fixed	Principal	—	—	—	—	—	175,343	175,343	57,687	57,687
	Interest Rate	4.95%	4.95%	4.95%	4.95%	4.95%	4.86%		32.90%	32.90%
Securities Portfolio

Adjustable Rate	Principal	103,684	192,429	154,603	115,370	92,002	392,084	1,050,172	1,041,358	1,041,358
	Interest Rate	5.99%	6.04%	5.95%	5.97%	6.02%	6.31%		99.16%	99.16%
Fixed	Principal	11,328	25,809	26,753	26,538	16,838	405,666	512,932	465,401	465,401
	Interest Rate	5.58%	5.67%	5.65%	5.75%	5.88%	6.05%		90.73%	90.73%
Hybrid	Principal	20,939	30,537	50,550	39,784	28,461	76,771	247,042	241,822	241,822
	Interest Rate	5.39%	5.40%	5.75%	6.08%	6.58%	7.23%		97.89%	97.89%

QUANTITATIVE INFORMATION ON MARKET RISK (continued)

								At December 31, 2005
(All dollars in thousands)	Principal Amounts Maturing and Effective Rates During Period
								Principal	Carrying
Interest Rate Sensitive Liabilities		2006	2007	2008	2009	2010	Thereafter	Value	Value	Fair Value

SHORT-TERM DEBT

Reverse Repurchase Agreements	Principal	169,707	N/A	N/A	N/A	N/A	N/A	169,707	169,707	169,707

and Bank Warehouse Facilities	Interest Rate	5.05%	N/A	N/A	N/A	N/A	N/A		100%	100%
ASSET-BACKED SECURITIES ISSUED

Fixed Rate ABS Securities Issued	Principal	2,457	1,826	1,356	5,536	1,017	13,988	26,180	26,180	25,650
	Interest Rate	6.04%	6.08%	6.01%	6.01%	6.07%	15.92%		100%	97.98%
Variable Rate ABS Securities Issued	Principal	3,387,179	2,530,939	1,928,906	1,490,578	1,183,581	4,874,469	15,395,652	15,559,097	15,493,733
	Interest Rate	5.01%	5.09%	5.10%	5.17%	5.29%	5.94%		101.06%	100.64%
INTEREST RATE AGREEMENTS

Interest Rate Cap/Corridors	Notional Amount	212,046	514,025	315,779	2,600	4,400	62,400	1,111,250	1,674	1,674

(Purchased/Sold)	Buy Strike Rate	11.29%	11.27%	11.38%	4.75%	6.00%	6.20%
	Receive Strike Rate	12.25%	12.22%	12.41%	N/A	N/A	N/A
Interest Rate Swaps	Notional Amount	4,659,432	52,121	150,091	148,750	109,458	360,201	5,480,053	29,039	29,039

(Purchased)	Receive Strike Rate	4.51%	4.54%	4.67%	4.61%	4.72%	4.96%
	Pay Strike Rate	4.18%	4.51%	4.50%	4.83%	4.88%	4.63%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-46 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2005, we retained Grant Thornton LLP as the Company’s independent registered public accounting firm effective for 2005. Grant Thornton LLP replaced PricewaterhouseCoopers LLP which we had retained to audit our financial statements for years prior to 2005. On May 5, 2005 and June 24, 2005, we filed current reports on Form 8-K to report this change. There were no disagreements with PricewaterhouseCoopers on any accounting, financial statement disclosure, or auditing matters.

Item 9A.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has issued its report on internal control over financial reporting, concluding that our internal control over financial reporting is effective, which appears on page F-3 of this Annual Report on Form 10-K. The report of the Independent Registered Public Accounting Firm on Management’s Report on of Internal Control over Financial Reporting appears on page F-4 referenced in Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements and Notes thereto

(2)	Schedules to Consolidated Financial Statements:

All Consolidated Financial Statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
                    (3)       Exhibits:

Exhibit
Number		Exhibit

3.1		Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 3.1, filed on July 18, 1996)

3	.1.1	Articles Supplementary of the Registrant, effective August 11, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 3.2, filed on May 19, 1995)

3	.1.2	Articles Supplementary of the Registrant, effective August 14, 1995 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-02962), Exhibit 3.4, filed on March 26, 1996)

3	.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 3.5, filed on July 18, 1996)

3	.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1.1, filed on July 20, 1998)

3	.1.5	Articles Supplementary of the Registrant, effective April 10, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 3.4.2)

3.2		Amended and Restated Bylaws, as adopted on May 5, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 9, 2005)

3	.2.1	Amendment to Amended and Restated Bylaws, as adopted on November 13, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3, filed on November 17, 2005)

Exhibit
Number	Exhibit

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 4.2, filed on May 19, 1995)

4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.4	Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 14, 2002)

4.5	Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on June 13, 2002)

10.1	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between George E. Bull III and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.10.1)

10.2	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between Douglas B. Hansen and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.11.1)

10.3	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Brett D. Nicholas and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.4, filed on February 25, 2005)

10.4	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Loren Picard and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.5, filed on February 25, 2005)

10.5	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Andrew I. Sirkis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.6, filed on February 25, 2005)

Exhibit
Number		Exhibit

10.6		Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Harold F. Zagunis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.7, filed on February 25, 2005)

10.7		Employment Agreement, dated as of June 1, 2005, by and between Martin S. Hughes and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 6, 2005)

10.8		Form of Amendment to Employment Agreement between the Registrant and each of George E. Bull III, Douglas B. Hansen, Brett D. Nicholas, Loren Picard, Andrew I. Sirkis, Harold F. Zagunis and Martin S. Hughes (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on November 17, 2005)

10.9		Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, Exhibit 10.14.5)

10.10		2002 Incentive Stock Plan, amended through May 6, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, Exhibit 10.15.2)

10	.10.1	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.1)

10	.10.2	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.2)

10	.10.3	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

10	.10.4	Form of Restricted Stock Award Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.3)

10.11		2002 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, Exhibit 10.16)

10.12		Executive Deferred Compensation Plan, amended through May 8, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 10.17.1)

Exhibit
Number	Exhibit

10.13	Forms of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, Exhibit 10.18)

10.14	Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to the Plan text included in the Registrant’s Registration Statement on Form S-3 (No. 333-122427) filed on January 31, 2005)

10.15	Office Building Lease, dated [February, 27, 2003] (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.30.2)

10.16	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors Effective January 1, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 6, 2005)

14	Code of Business Conduct and Ethics (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 14, filed on November 17, 2005)

21	List of Subsidiaries (filed herewith)

23.1	PricewaterhouseCoopers LLP Consent (filed herewith)

23.2	Grant Thornton LLP Consent (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: February 27, 2006	By: /s/ George E. Bull

George E. Bull
Chairman and Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Bull	George E. Bull Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2006

/s/ Douglas B. Hansen	Douglas B. Hansen Director, President	February 27, 2006

/s/ Harold F. Zagunis	Harold F. Zagunis Vice President, Chief Financial Officer, Controller, Treasurer, and Secretary (Principal Financial and Accounting Officer)	February 27, 2006

/s/ Richard D. Baum	Richard D. Baum Director	February 27, 2006

/s/ Thomas C. Brown	Thomas C. Brown Director	February 27, 2006

/s/ Mariann Byerwalter	Mariann Byerwalter Director	February 27, 2006

/s/ Greg H. Kubicek	Greg H. Kubicek Director	February 27, 2006

/s/ Charles J. Toeniskoetter	Charles J. Toeniskoetter Director	February 27, 2006

/s/ David L. Tyler	David L. Tyler Director	February 27, 2006

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS, AND
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
For Inclusion in Form 10-K Annual Report Filed With
Securities and Exchange Commission
December 31, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REDWOOD TRUST, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Redwood Trust, Inc. together with consolidated subsidiaries, (we, us, or Redwood), is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Redwood;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of Redwood are being made only in accordance with authorization of management and directors of Redwood; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use, or disposition of our assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management has concluded that, as of December 31, 2005, Redwood’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent auditors have issued an attestation report on management’s assessment of Redwood’s internal control over financial reporting. That report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2005

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheet of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2004 AND 2003

To the Board of Directors and Stockholders of
Redwood Trust, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
March 14, 2005

PART I. FINANCIAL INFORMATION
          Item 1. FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
(In thousands, except share data)
ASSETS
Residential real estate loans	$13,874,792	$22,504,765
Residential loan credit-enhancement securities	612,649	561,658
Commercial real estate loans	59,692	54,479
Commercial loan credit-enhancement securities	57,687	14,498
Securities portfolio	1,748,581	1,380,077
Cash and cash equivalents	175,885	57,246

Total Earning Assets	16,529,286	24,572,723
Restricted cash	72,421	36,038
Accrued interest receivable	76,469	72,459
Interest rate agreements	31,220	16,144
Principal receivable	225	2,653
Deferred tax asset	5,384	10,572
Deferred asset-backed security issuance costs	54,125	60,993
Other assets	7,830	6,483

Total Assets	$16,776,960	$24,778,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Redwood debt	$169,707	$203,281
Asset-backed securities issued	15,585,277	23,630,162
Accrued interest payable	41,027	35,064
Interest rate agreements	507	1,124
Accrued expenses and other liabilities	27,889	28,095
Dividends payable	17,593	16,183

Total Liabilities	15,842,000	23,913,909

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 25,132,625 and 24,153,576 issued and outstanding	251	242
Additional paid-in capital	824,365	773,222
Accumulated other comprehensive income	73,731	105,357
Cumulative earnings	681,479	481,607
Cumulative distributions to stockholders	(644,866)	(496,272)

Total Stockholders’ Equity	934,960	864,156

Total Liabilities and Stockholders’ Equity	$16,776,960	$24,778,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)	Year Ended December 31

	2005	2004	2003

Interest Income
Residential real estate loans	$773,609	$537,078	$244,124
Residential loan credit-enhancement securities	86,564	64,602	68,091
Commercial real estate loans	5,100	3,769	3,459
Commercial loan credit-enhancement securities	2,613	675	—
Securities portfolio	86,431	48,274	23,530
Cash and cash equivalents	5,204	922	418

Interest income before provision for credit losses	959,521	655,320	339,622
Reversal of (provision for) credit losses	430	(7,236)	(8,646)

Total interest income	959,951	648,084	330,976
Interest Expense
Redwood debt	(11,929)	(9,933)	(7,038)
Asset-backed securities issued	(745,595)	(421,985)	(195,823)

Total interest expense	(757,524)	(431,918)	(202,861)
Net Interest Income	202,427	216,166	128,115
Operating expenses	(45,882)	(34,661)	(36,895)
Net recognized gains and valuation adjustments	60,848	59,127	46,676

Net income before provision for income taxes	217,393	240,632	137,896
Provision for income taxes	(17,521)	(7,997)	(5,502)

Net Income available to common stockholders before preferred dividends	$199,872	$232,635	$132,394

Dividends on Class B preferred stock	—	—	(681)
Undistributed earnings allocated to Class B preferred stock	—	—	(15)

Net income available to common stockholders	$199,872	$232,635	$131,698

Basic Earnings Per Share:	$8.11	$10.85	$7.42
Diluted Earnings Per Share:	$7.96	$10.47	$7.04
Dividends declared per preferred share	N/A	N/A	$0.76
Regular dividends declared per common share	$2.80	$2.68	$2.60
Special dividends declared per common share	$3.00	$6.00	4.75

Total dividends declared per common share	$5.80	$8.68	$7.35

Basic weighted average shares outstanding	24,637,016	21,437,253	17,759,346
Diluted weighted average shares outstanding	25,121,467	22,228,929	18,812,166
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31

	2005	2004	2003

Net income available to common stockholders before preferred dividend	$199,872	$232,635	$132,394
Other comprehensive income:
Net unrealized gains on available-for-sale securities (AFS)	5,593	56,708	43,203
Reclassification adjustment for net (gains) included in net income	(44,446)	(43,913)	(32,832)
Net unrealized gains on cash flow hedges	6,791	9,982	605
Reclassification of net realized cash flow hedge losses to interest expense on asset-backed securities issued	436	401	2,057

Total other comprehensive income	(31,626)	23,178	13,033

Dividends on Class B Preferred Stock	—	—	(681)
Undistributed earnings allocated to Class B preferred stock	—	—	(15)

Comprehensive Income	$168,246	$255,813	$144,731

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005:

(In thousands, except						Cumulative
share data)	Common Stock		Additional	Other		Distributions
			Paid-In	Comprehensive	Cumulative	to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Net income	—	—	—	—	199,872	—	199,872
Net unrealized gain/reclassification on assets AFS	—	—	—	(38,853)	—	—	(38,853)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	7,227	—	—	7,227
Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	925,060	9	46,007	—	—	—	46,016
Employee Option & Stock Purchase Plans	34,472	—	851	—	—	—	851
Restricted Stock & Stock DERs	19,517	—	4,285	—	—	—	4,285
Dividends declared:
Common	—	—	—	—	—	(148,594)	(148,594)

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

For the Year Ended December 31, 2004:

						Cumulative
	Common Stock		Additional	Other		Distributions
			Paid-In	Comprehensive	Cumulative	to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2003	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

Net income	—	—	—	—	232,635	—	232,635
Net unrealized gain/reclassification on assets AFS	—	—	—	12,795	—	—	12,795
Net unrealized gain/reclassification on interest rate agreements	—	—	—	10,383	—	—	10,383
Issuance of common stock:
Secondary Offerings	2,350,000	24	116,741	—	—	—	116,765
Dividend Reinvestment & Stock Purchase Plans	2,307,256	23	126,621	—	—	—	126,644
Employee Option & Stock Purchase Plans	433,337	4	4,475	—	—	—	4,479
Restricted Stock & Stock DERs	—	—	7,559	—	—	—	7,559
Dividends declared:
Common	—	—	—	—	—	(200,432)	(200,432)

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

For the Year Ended December 31, 2003:

(In thousands,
except	Class B Preferred							Cumulative
share data)	Stock		Common Stock					Distributions to
						Other
					Additional	Compre-
					Paid-In	hensive	Cumulative	Stock-
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	holders	Total

December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

Net income	—	—	—	—	—	—	132,394	—	132,394
Net unrealized gain /reclassification on assets AFS	—	—	—	—	—	10,371	—	—	10,371
Net unrealized /reclassification on interest rate agreements	—	—	—	—	—	2,662	—	—	2,662
Issuance of common stock:	—	—
Secondary Offerings	—	—	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	—	—	1,685,451	17	63,926	—	—	—	63,943
Employee Option & Stock Purchase Plans	—	—	198,179	2	2,855	—	—	—	2,857
Restricted Stock & Stock DERs	—	—	—	—	5,836	—	—	—	5,836
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508	—	—	—	—
Dividends declared:
Common	—	—	—	—	—	—	—	(137,087)	(137,087)
Preferred	—	—	—	—	—	—	—	(681)	(681)

December 31, 2003	—-	$—	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31

	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$199,872	$232,635	$132,394
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(75,475)	(87,557)	(12,582)
Depreciation and amortization of non-financial assets	845	543	207
(Reversal of) provision for credit losses	(430)	7,236	8,646
Non-cash stock compensation	4,285	7,559	5,836
Equity compensation dividend expense	113	—	—
Net recognized gains and valuation adjustments	(60,848)	(59,127)	(46,676)
Principal payments on real estate loans purchased for sale	1,353	31	440
Net sales of real estate loans purchased for sale	336,842	3,204	1,379
Real estate loans purchased for sale	(323,193)	—	—
Net change in:
Accrued interest receivable	(4,010)	(32,753)	(20,619)
Principal receivable	2,428	11,090	(12,529)
Deferred income taxes	5,188	(10,572)	—
Other assets	2,676	(1,536)	(1,987)
Accrued interest payable	5,963	18,508	11,289
Accrued expenses and other liabilities	(206)	6,589	5,508

Net cash provided by operating activities	95,403	95,850	71,306

Cash Flows From Investing Activities:
Purchases of real estate loans purchased for investment	(1,565,246)	(10,088,680)	(11,407,808)
Proceeds from sales of real estate loans purchased for investment	181,811	112,811	73,137
Principal payments on real estate loans purchased for investment	9,944,183	3,635,754	1,277,615
Purchases of real estate securities	(995,298)	(879,682)	(714,633)
Proceeds from sales of real estate securities	374,354	30,891	5,299
Principal payments on real estate securities	214,229	220,913	269,997
Net (increase) decrease in restricted cash	(36,383)	(14,081)	(10,202)

Net cash provided by (used in) investing activities	8,117,650	(6,982,074)	(10,506,595)

Cash Flows From Financing Activities:
Net borrowings on Redwood debt	(33,574)	(33,156)	136,723
Proceeds from issuance of asset-backed securities	2,278,804	10,741,738	11,881,869
Deferred asset-backed security issuance costs	(15,062)	(17,378)	(22,449)
Repayments on asset-backed securities	(10,217,882)	(3,849,363)	(1,467,929)
Net (purchases) proceeds of interest rate agreements	(6,269)	(8,087)	(2,079)
Net proceeds from issuance of common stock	46,867	247,888	66,800
Dividends paid	(147,298)	(196,639)	(138,348)

Net cash (used in) provided by financing activities	(8,094,414)	6,885,003	10,454,587

Net increase (decrease) in cash and cash equivalents	118,639	(1,221)	19,298
Cash and cash equivalents at beginning of period	57,246	58,467	39,169

Cash and cash equivalents at end of period	$175,885	$57,246	$58,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$751,561	$413,410	$191,572
Cash paid for taxes	$13,174	$19,175	$7,006
Non-cash financing activity:
Dividends declared but not paid	$17,593	$16,183	$12,391

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
NOTE 1. REDWOOD TRUST
Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a specialty finance company that invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. In general, we invest in real estate loans by acquiring and owning asset-backed securities backed by these loans. Our primary focus is investing in first-loss and second-loss credit-enhancement securities issued by real estate loan securitizations, thereby partially guaranteeing (credit-enhancing) the credit performance of residential or commercial real estate loans owned by the issuing securitization entity.
As a real estate investment trust (REIT), we are required to distribute to stockholders as dividends at least 90% of our REIT taxable income, which is our income as calculated for tax purposes, exclusive of income earned in non-REIT subsidiaries. In order to meet our dividend distribution requirements, we have been paying both a regular quarterly dividend and a year-end special dividend. We expect our special dividend amount to be highly variable, and we may not pay a special dividend in every year. Our dividend policies and distribution practices are determined by our Board of Directors and may change over time.
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are at One Belvedere Place, Suite 300, Mill Valley, California 94941.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements presented herein are for years ending December 31, 2005, 2004, and 2003 and at December 31, 2005 and 2004 and include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD through Acacia CDO 8, LTD, Acacia CDO CRE1, LTD, RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. and Madrona LLC. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all of the aforementioned Acacia CDO entities. References to the Redwood REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries and the Acacia entities. All significant inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires us to make estimates and assumptions. These include fair value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. There are a significant number of estimates management makes in its preparation of financial statements and it is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from those estimates and those differences may be material.
Sequoia and Acacia Securitizations
Redwood treats the securitizations it sponsors as financings under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140) as under the provisions of FAS 140 we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans owned by the Sequoia entities are shown on our Consolidated Balance Sheets under residential real estate loans and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under ABS issued. Assets owned by the Acacia entities are shown on our Consolidated Balance Sheets either in our securities portfolio (residential real estate backed securities rated BBB and above, commercial real estate securities, CDO, and REIT corporate debt) or our residential loan credit-enhancement securities (below investment grade rated residential real estate securities). ABS issued by the Acacia entities are shown on our Consolidated Balance Sheets as ABS issued. In our Consolidated Statements of Income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS (CES, investment grade, or IO security) acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our Consolidated Balance Sheets.
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
Residential and Commercial Real Estate Loans: Held-for-Investment
Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. The majority of consolidated residential real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. We may sell real estate loans from time to time to third-parties other than the securitization entities we sponsor. Residential loans include home equity lines of credit (HELOCs).
Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium or discount on loans. For loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal prepayments to determine an effective yield to amortize the premium or discount. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments to calculate an effective yield to amortize the premium or discount.
Commercial real estate loans for which we have the ability and intent to hold to maturity are classified as held-for-investment and are carried at their unpaid balances adjusted for unamortized premium or discounts and net of any allowance for credit losses.
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

Residential and Commercial Loan Credit-Enhancement Securities and Securities Portfolio Available-for-Sale
These securities are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.

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
Redwood monitors its available-for-sale securities for other-than-temporary impairment. We use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under net recognized gains and losses and valuation adjustments in our Consolidated Statements of Income.
Credit Reserves
For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans.
The following factors are considered and applied in such determinations:

•	On-going analyses of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations;
•	Prepayment assumptions.
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

The reserve for credit losses for the commercial real estate loan portfolio includes detailed analyses of each loan and the underlying property. The following factors are considered and applied in such determinations:

•	On-going analyses of each individual loan — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	On-going evaluations of fair values of collateral using current appraisals and other valuations;
•	Discounted cash flow analyses;
•	Borrowers’ ability to meet obligations.
We follow the guidelines of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans. We had no impaired commercial loans as of December 31, 2005 and 2004.
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
Deferred Asset-Backed Securities Issuance Costs
Deferred ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21 (APB 21), Interest on Receivables and Payables.
Other Assets
Other assets on our Consolidated Balance Sheets include REO, fixed assets, purchased interest, and other prepaid expenses. REO is reported at the lower of cost or market value.
Accrued Interest Receivable and Principal Receivable
Accrued interest receivable and principal receivable represents principal and interest that is due and payable to us.
Interest Rate Agreements
We enter into interest rate agreements to help manage our interest rate risks. See Note 5 for a detailed discussion on interest rate agreements. We report our interest rate agreements at fair value. Those with a positive value to us are reported as an asset. Those with a negative value to us are reported as a liability.
Redwood Debt
Redwood debt is short-term debt collateralized by loans and securities held temporarily for future sale to securitization entities. We carry this debt on our Consolidated Balance Sheets at its unpaid principal balance.

Asset-Backed Securities Issued
The majority of the liabilities reported on our Consolidated Balance Sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. As required by the governing documents related to each series of ABS, Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the issued ABS. ABS obligations are payable solely from the assets of these entities and are non-recourse to Redwood.
Other Liabilities
Accrued Interest Payable
Accrued interest payable represents interest due and payable on Redwood debt and ABS issued. It is generally paid within the next month with the exception of interest due on Acacia ABS which is settled quarterly.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities on our Consolidated Balance Sheets include cash held back from borrowers, accrued employee bonuses, executive deferred compensation, dividend equivalent rights (DERs) payable, excise and income taxes, and accrued legal, accounting, consultants and other miscellaneous expenses.
Dividends Payable
Dividends payable reflect any dividend declared by our Board of Directors but not yet paid as of the financial statement date.
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
Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), it was determined that there was no allocation of income for our outstanding stock options, which accrue dividend equivalent rights, as they were antidilutive during 2005, 2004, and 2003. There were no other participating securities, as defined by EITF 03-6, during 2005 and 2004. During 2003 the outstanding preferred stock had a small affect on our denominator for determining diluted shares.
The following table provides reconciliation of denominators of the basic and diluted net income per share computations.
Basic and Diluted Net Income per Share

(In thousands, except share data)	2005	2004	2003

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	24,637,016	21,437,253	17,759,346
Net effect of dilutive stock options	484,451	791,676	827,803
Net effect of preferred stock	—	—	225,517

Denominator for diluted earnings per share	25,121,467	22,228,929	18,812,166

Basic Earnings Per Share:
Net income per share	$8.11	$10.85	$7.42

Diluted Earnings Per Share:
Net income per share	$7.96	$10.47	$7.04

For 2005, 2004, and 2003, the number of outstanding stock options that were anti-dilutive totaled 372,143, 33,394 and 112,250, respectively.
Other Comprehensive Income
Current period net unrealized gains and losses on residential and commercial loan CES, securities portfolio available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our Consolidated Statements of Comprehensive Income.
Stock-Based Compensation
As of December 31, 2005 and 2004, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans are described more fully in Note 10. In accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123, (FAS 148) we elected to prospectively apply the fair value method of accounting for stock-based awards issued after December 31, 2002.
We account for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under these provisions, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Other equity awards (e.g., restricted stock) were valued at grant date and expensed over the vesting period. Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123) to option awards granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated in the table below.

Pro-Forma Net Income under FAS 123

(In thousands, except share data)	2005	2004	2003

Net income, as reported	$199,872	$232,635	$131,698
Add: Dividend equivalent right operating expenses under APB 25	7,166	8,992	12,392
(Deduct)/ Add: Stock option operating (income) expenses under APB 25	(123)	1,018	5,652
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(858)	(1,101)	(1,390)

Pro forma net income	$206,057	$241,544	$148,352

Earnings per share:
Basic — as reported	$8.11	$10.85	$7.42
Basic — pro forma	$8.36	$11.27	$8.35
Diluted — as reported	$7.96	$10.47	$7.04
Diluted — pro forma	$8.20	$10.87	$7.89
The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123 and for the pro forma calculations. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. Some of the options granted during 2005, 2004, and 2003 had dividend equivalent rights, and, accordingly, the assumed dividend yield was zero. Certain other options granted during 2005 and 2004 had no DERs and the assumed dividend yield was 10%. See Note 10 for a further discussion of options. The following table describes the weighted average of assumptions used for calculating the value of options granted in 2005, 2004, and 2003. (Similar assumptions were used to calculate the pro forma information presented in the table above.)
Weighted Average Assumptions used for Valuation of Options under FAS 123 Granted during period

	2005	2004	2003

Stock Price Volatility	26.41%	22.00%	22.00%
Risk free rate of return (5 yr Treasury Rate)	4.07%	3.61%	3.24%
Average Life	5 years	5 years	5 years
Dividend Yield Assumptions	4.45%	1.49%	0.00%
Recent Accounting Pronouncements
In December 2004, a revised version of the original FAS 123 was issued. Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and all transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of FAS 148, we elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. In accordance with the implementation time frame established by the Securities and Exchange Commission in April 2005, we will adopt FAS 123R as of January 1, 2006. We do not expect a significant change in our equity compensation expenses in 2006 as a result of adopting FAS 123R and adopting a policy of graded vesting on future equity awards, although the nature of our expenses will change. That is, costs associated with all grants of equity awards will now be known at grant and will be expensed (using the graded amortization method) over the vesting period regardless of the company’s performance instead of the costs varying in future years as the company’s performance would have determined the amount of future dividend equivalent rights, that would have been expensed. At January 1, 2006, upon adoption of FAS123R, we will have $19.3 million of unamortized costs related to non-vested equity awards (stock options, restricted stock, and deferred stock units) that will be recorded as an expense over the next four years, over half of which will be recognized in 2006.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We believe SFAS 154 will have no impact on our financial statements.
NOTE 3. EARNING ASSETS
As of December 31, 2005 and 2004, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.
For 2005, 2004, and 2003, the average consolidated balance of earning assets was $21.0 billion, $21.2 billion, and $10.9 billion, respectively.
Residential Real Estate Loans
We acquire residential real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The following tables summarize the carrying value of residential loans as reported on our Consolidated Balance Sheets at December 31, 2005 and 2004. In prior financial statements we had reported HELOC’s as a separate category; they are now included with real estate residential loans.
Residential Real Estate Loans Composition between Loans and HELOCs

(In thousands)
	Carrying Value

	2005	2004

Loans	$13,693,833	$22,208,417
HELOCs	180,959	296,348

Total residential loans	$13,874,792	$22,504,765

Residential Real Estate Loans Carrying Value

(In thousands)
	December 31, 2005			December 31, 2004

	Held for	Held for		Held for	Held for
	Sale	Investment	Total	Sale	Investment	Total

Current face	$—	$13,719,242	$13,719,242	$2,365	$22,310,477	$22,312,842
Unamortized Premium	—	178,206	178,206	32	215,662	215,694

Amortized Cost	—	13,897,448	13,897,448	2,397	22,526,139	22,528,536
Lower of cost-or- market adjustments	—	—	—	(375)	—	(375)
Reserve for Credit Losses	—	(22,656)	(22,656)	—	(23,396)	(23,396)

Carrying Value	$—	$13,874,792	$13,874,792	$2,022	$22,502,743	$22,504,765

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
Our goal is to sell all of the residential real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of ABS. During the period we accumulate loans for securitization, we fund these loans with equity and with short-term debt sourced through various whole loan-financing facilities available to us.

We may exercise our right to call ABS issued by entities sponsored by us and subsequently sell the loans to third parties. If these transactions are not completed within a reporting period, we reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold to third parties. To the extent these transactions are completed within a reporting period, the sale of loans is reported as a sale of loans held-for-investment in our Consolidated Statements of Cash Flows.
The following table provides detail of the activity of reported residential real estate loan held-for-sale and held-for-investment portfolios for 2005, 2004, and 2003.
Residential Real Estate Loans Activity

(In thousands)	2005	2004	2003

Residential Real Estate Loans at beginning of period	$22,504,765	$16,239,160	$6,215,179
Acquisitions	1,863,240	10,050,309	11,401,367
Sales (other than to consolidated ABS trusts)	(507,444)	(113,676)	(73,742)
Principal repayments	(9,936,152)	(3,632,395)	(1,266,702)
Transfers to REO	(5,267)	—	—
Net discount (premium) amortization	(45,174)	(31,687)	(29,615)
Reversal of (provision for) credit losses, net of charge offs	740	(7,060)	(8,065)
Net recognized gains (losses) and valuation adjustments	84	114	738

Residential Real Estate Loans at end of period	$13,874,792	$22,504,765	$16,239,160

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
The table below presents information regarding residential real estate loans pledged under our borrowing agreements.
Residential Real Estate Loans Pledged and Unpledged

(In thousands)
	December 31, 2005		December 31, 2004

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$45,098	$45,299	$3,618	$3,288
Pledged for Redwood debt	—	—	188,707	190,207
Owned by securitization entities, financed through the issuance of ABS	13,674,144	13,829,493	22,120,517	22,311,270

Total Value	$13,719,242	$13,874,792	$22,312,842	$22,504,765

The following tables provide detail on the residential real estate loans on our Consolidated Balance Sheets at December 31, 2005 and 2004. Delinquencies include loans 90-days delinquent, in foreclosure, or in bankruptcy, or REO.
Residential Real Estate Loans Product Type Characteristics

(dollars in thousands)
				December 31, 2005

						90+ days
	Interest	Interest			Carrying	Delinquent
Loan Description/Type	Rate Index	Rate	Maturity Date	Current Face	Value	Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	4.00% - 7.355%	2018 - 2035	$3,627,378	$3,668,282	$9,702
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	3.125% - 6.655%	2016 - 2035	9,737,112	9,846,648	26,046
1st Lien Adjustable Rate Residential Real Estate Loans	Hybrid/ 1 Year CMT	3.25% - 7.375%	2032 - 2035	176,913	178,903	—
1st Lien Adjustable Rate HELOC Loans	Prime	6.50% - 8.25%	2012 - 2014	46,809	47,630	418
2nd Lien Adjustable Rate HELOC Loans	Prime	5.34% - 11.25%	2012 - 2030	131,030	133,329	1,169

				$13,719,242	$13,874,792	$37,335

(dollars in thousands)
				December 31, 2004

						90+ days
	Interest	Interest			Carrying	Delinquent
Loan Description/Type	Rate Index	Rate	Maturity Date	Current Face	Value	Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	2.50% - 5.86%	2021 - 2034	$5,199,840	$5,243,407	$1,435
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.99% - 6.00%	2016 - 2037	16,808,632	16,949,464	11,614
1st Lien Adjustable Rate Residential Real Estate Loans	3 Year Hybrid/6 Month LIBOR	4.25% - 6.38%	2031 - 2032	15,416	15,546	—
1st Lien Adjustable Rate HELOC Loans	Prime	4.00% - 6.25%	2012 - 2014	82,485	84,595	83
2nd Lien Adjustable Rate HELOC Loans	Prime	4.00% - 8.75%	2012 - 2014	206,469	211,753	206

				$22,312,842	$22,504,765	$13,338

As of December 31, 2005 and 2004, our residential real estate loans were located in the following areas in the United States.
Residential Real Estate Loans Geographical Distribution

Geographic Concentration	December 31, 2005	December 31, 2004

Northern California	10%	13%
Southern California	11%	13%
Florida	12%	11%
New York	5%	5%
Georgia	5%	5%
New Jersey	4%	4%
Texas	5%	4%
Arizona	4%	4%
Colorado	4%	4%
North Carolina	3%	3%
Ohio	4%	3%
Virginia	3%	3%
Other States (none greater than 3%)	30%	28%

Total	100%	100%

Residential Loan Credit-Enhancement Securities
The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets include non-rated, B-rated, and BB-rated residential securities acquired from securitizations sponsored by others. Our residential loan CES provided limited credit enhancement on $170 billion and $126 billion high-quality residential real estate loans securitized by entities not sponsored by us as of December 31, 2005 and 2004, respectively.
At December 31, 2005, our adjusted cost basis of residential loan CES was $554 million. At December 31, 2005, the $58 million difference between our adjusted cost basis and our balance sheet carrying value represented net unrealized market value gains for this portfolio.
The table below presents the face value of loans, the unamortized discount, and the portion of the discount designated as credit protection, unrealized gains and losses, and the carrying value of the loans.

Residential Loan CES Carrying Value

(In thousands)	December 31, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$1,035,874	$933,772
Unamortized discount, net	(126,811)	(110,724)
Discount designated as credit protection	(354,610)	(340,123)

Amortized cost	554,453	482,925
Gross unrealized gains	74,416	84,390
Gross unrealized losses	(16,220)	(5,657)

Carrying value	$612,649	$561,658

The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each residential loan CES. During 2005, we re-designated $89 million of designated credit protection to unamortized discounted to be accreted into income over time (due to strong credit performance and cumulative prepayments on the underlying loans).
The following table presents the changes in our unamortized discount and designated credit protection for 2005, 2004, and 2003.

Residential Loan CES Unamortized Discount and Designated Credit Protection

(In thousands)	2005	2004	2003

Beginning balance of unamortized discount, net	$110,724	$123,329	$58,578
Amortization of discount	(38,151)	(34,110)	(37,189)
Calls, sales, and other	(36,897)	(47,497)	(38,418)
Re-designation of credit protection to discount	88,767	56,615	140,323
Acquisitions	2,368	12,387	35

Ending balance of unamortized discount, net	$126,811	$110,724	$123,329

Beginning balance of designated credit protection	$340,123	$200,970	$224,891
Realized credit losses	(4,227)	(2,856)	(3,102)
Calls, sales, and other	(79,732)	(13,031)	(17,138)
Re-designation of credit protection to discount	(88,767)	(56,615)	(140,323)
Acquisitions	187,213	211,655	136,642

Ending balance of designated credit protection	$354,610	$340,123	$200,970

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
For 2005, 2004, and 2003, we recognized losses due to other-than-temporary impairments of $0.5 million, $4.2 million, and $1.5 million, respectively, related to adverse changes in projected cash flows. These recognized losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following tables show the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan CES as of December 31, 2005 and 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.
Residential Loan CES with Unrealized Losses as of December 31, 2005

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Residential loan credit- enhancement securities	$177,809	$(15,243)	$10,754	$(977)	$188,563	$(16,220)
Residential Loan CES with Unrealized Losses as of December 31, 2004

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Residential loan credit- enhancement securities	$87,327	$(4,557)	$7,924	$(1,100)	$95,251	$(5,657)
The following table provides detail of the activity in our residential CES portfolio for the year ended December 31, 2005 and 2004.
Residential Loan CES Activity

(In thousands)	2005	2004	2003

Residential loan CES at beginning of period	$561,658	$378,727	$352,479
Acquisitions	267,803	268,527	148,873
Sales (other than to consolidated ABS trusts)	(207,360)	(22,416)	(1,248)
Principal repayments (including calls)	(85,203)	(157,359)	(216,207)
Discount amortization	38,151	34,110	37,189
Net unrealized gains (losses)	(20,538)	(601)	2,573
Net recognized gains and valuation adjustments	58,138	60,670	55,068

Residential Loan CES at end of period	$612,649	$561,658	$378,727

Of the $85 million, $157 million, and $216 million of principal pay downs in the 2005, 2004, and 2003, $36 million, $99 million, and $117 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities.
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
Residential Loan CES Pledged and Unpledged

(In thousands)	December 31, 2005	December 31, 2004

Unpledged	$276,045	$350,756
Pledged for Redwood debt	35,020	—
Owned by securitization entities, financed through issuance of ABS	301,584	210,902

Total Carrying Value	$612,649	$561,658

Commercial Real Estate Loans
Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest. All our commercial loans are classified as held-for investment.
Commercial Real Estate Loans Carrying Value

(In thousands)	December 31, 2005	December 31, 2004

	Held-for-	Held-for-
	Investment	Investment

Current face	$70,091	$65,598
Unamortized discount	(2,258)	(2,478)
Discount designated as credit protection	(8,141)	(8,141)
Reserve for credit losses	—	(500)

Carrying Value	$59,692	$54,479

The following tables provide detail on the commercial real estate loans as of December 31, 2005 and 2004.
Commercial Real Estate Loans Product Type Characteristics

(All dollars in thousands)
				December 31, 2005

	Interest Rate	Interest	Maturity	Current	Carrying	Delinquent
Loan Description/Type	Index	Rate	Date	Face	Value	Face

1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR	5.82% - 10.52%	2006 - 2007	$28,918	$20,640	—
1st Lien Fixed Rate Commercial Real Estate Loans	Fixed	4.54% - 18%	2006 - 2014	41,173	39,052	—

				$70,091	$59,692	—

(all dollars in thousands)
				December 31, 2004

	Interest Rate	Interest	Maturity	Current	Carrying	Delinquent
Loan Description/Type	Index	Rate	Date	Face	Value	Face

1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR	4.7% - 8.8%	2006 - 2009	$19,668	$11,959	—
1st Lien Fixed Rate Commercial Real Estate Loans	6 Month LIBOR, with interest rate floor	9.5% - 11%	2005 - 2009	15,300	14,283	—
1st Lien Adjustable Rate Commercial Real Estate Loans	Fixed	14% - 18%	2006 - 2014	30,630	28,237	—

				$65,598	$54,479	—

As of December 31, 2005 and 2004, our commercial real estate loans were located in the following areas in the United States.
Commercial Real Estate Loans Geographical Distribution

Geographic Concentration	December 31, 2005	December 31, 2004

California	26%	44%
Illinois	23%	30%
Arizona	15%	—
Ohio	13%	—
New York	8%	—
Kansas	—	10%
Maryland	8%	9%
Connecticut	7%	7%

Total	100%	100%

The following table provides detail of the activity of our commercial real estate loan portfolio for the years ended December 31, 2005, 2004, and 2003.
Commercial Real Estate Loans Activity

(In thousands)	2005	2004	2003

Commercial real estate loans at beginning of period	$54,479	$22,419	$29,270
Acquisitions	25,199	38,371	6,442
Principal repayments	(9,384)	(3,390)	(11,353)
Net premium amortization	(350)	(484)	(298)
Reversal of (provision for) credit losses	185	—	(500)
Sales (other than to consolidated ABS trusts)	(11,209)	(2,339)	(774)
Net recognized gains (losses) and valuation adjustments	772	(98)	(368)

Commercial real estate loans at end of period	$59,692	$54,479	$22,419

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
Commercial Real Estate Loans Pledged and Unpledged

(In thousands)
	December 31, 2005		December 31, 2004

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$15,161	$6,625	$40,868	$32,119
Pledged for Redwood debt	—	—	—	—
Owned by securitization entities, financed through issuance of ABS	54,930	53,067	24,730	22,360

Total carrying value	$70,091	$59,692	$65,598	$54,479

Commercial Loan CES
The commercial loan CES shown on our Consolidated Balance Sheets include non-rated securities acquired from securitizations sponsored by others and a re-REMIC that is a resecuritization of primarily several first-and second-loss securities of other CMBS. Our commercial loan CES, (excluding our interest in the re-REMIC) provided some level of credit enhancement on $26 billion and $6 billion high-quality commercial real estate loans securitized by entities not sponsored by us as of December 31, 2005 and 2004, respectively. In addition, the underlying loans in the re-REMIC included in this portfolio totaled $17 billion and $20 billion at December 31, 2005 and 2004, respectively.
As a result of the concentrated credit risk associated with commercial loan CES, we generally are able to acquire these securities at a net discount to their face (principal) value. All or a portion of this discount may be designated as credit protection. In addition, in some cases, our assumed total credit losses will exceed the amount of the discount. In these cases, we effectively expense a portion of the cash coupon income we receive against the amortized cost of the commercial loan CES.

Commercial Loan CES Carrying Value

(In thousands)	December 31, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$175,343	$45,639
Net discount	(122,332)	(32,756)

Amortized cost	53,011	12,883
Gross unrealized gains	5,706	1,615
Gross unrealized losses	(1,030)	—

Carrying value	$57,687	$14,498

The following table presents the changes in the net discount for 2005 and 2004. We had no commercial loan CES in 2003.

Commercial Loan CES Net Discount

(In thousands)	2005	2004

Beginning balance of net discount	$32,756	$—
Realized credit losses	(1,432)	—
Amortization of cost basis	2,561	325
Calls, sales and other	357	12
Acquisitions	88,090	32,419

Ending balance of net discount	$122,332	$32,756

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
For 2005, we recognized losses due to other-than-temporary impairments of $0.4 million related to adverse changes in projected cash flows. For 2004, and 2003, we did not recognize losses due to other-than-temporary impairment in our commercial CES portfolio.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP purposes. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated commercial loan CES as of December 31, 2005. There were no such unrealized losses of commercial loan CES at December 31, 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.
Commercial Loan CES with Unrealized Losses as of December 31, 2005

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Commercial Loan CES	$12,223	$(1,030)	$0	$0	$12,223	$(1,030)

The following table provides detail of the activity in our commercial loan CES portfolio for 2005, and 2004. There was no activity for 2003.
Commercial Loan CES Activity

(In thousands)	2005	2004

Commercial Loan CES at beginning of period	$14,498	$—
Acquisitions	43,080	13,208
Sales (other than to consolidated ABS trusts)	—	—
Principal repayments (including calls)	—	—
Net discount (premium) amortization	(2,561)	(325)
Net unrealized gains (losses)	3,061	1,615
Net recognized gains and valuation adjustments	(391)	—

Commercial Loan CES at end of period	$57,687	$14,498

We generally fund the commercial loan CES with equity capital. There were no commercial loan CES pledged as collateral at December 31, 2005 and 2004.
Securities Portfolio
Securities portfolio assets represent investment-grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, CDOs, and REIT corporate debt securities. Also included in this portfolio are below investment-grade commercial mortgage backed securities (except for non-rated securities shown under commercial CES), securities backed by manufactured housing loans, REIT corporate debt, and various real estate interests in CDOs sponsored by others. In prior financial statements we had included commercial loan CES in the securities portfolio; they are now included as a separate category.

Securities Portfolio Carrying Value

(In thousands)	December 31, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$1,810,146	$1,378,924
Unamortized discount	(73,548)	(41,125)
Unamortized premium	3,447	5,548
Unamortized premium — interest-only certificates	14,866	21,682

Amortized cost	1,754,911	1,365,029
Gross unrealized gains	13,200	20,159
Gross unrealized losses	(19,530)	(5,111)

Carrying value	$1,748,581	$1,380,077

Other-than-temporary impairments (EITF 99-20) for 2005, 2004, and 2003 totaled $3.5 million, $2.2 million, and $6.2 million, respectively, related to adverse changes in projected cash flows. These other-than-temporary impairments are included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a temporary decline in market values. The following tables show the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of December 31, 2005 and 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds, and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.
Securities Portfolio with Unrealized Losses as of December 31, 2005

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Securities portfolio	$769,064	$(15,022)	$129,318	$(4,508)	$898,382	$(19,530)

Securities Portfolio with Unrealized Losses as of December 31, 2004

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Securities portfolio	$204,136	$(3,169)	$120,461	$(1,942)	$324,597	$(5,111)
The table below provides detail of the activity in our securities portfolio for 2005, 2004, and 2003.
Securities Portfolio Activity

(In thousands)	2005	2004	2003

Securities Portfolio at beginning of period	$1,380,077	$844,714	$335,697
Acquisitions	684,415	597,945	565,760
Sales (other than to consolidated ABS trusts)	(166,994)	(8,475)	(4,051)
Principal repayments	(129,026)	(63,554)	(53,790)
Net discount (premium) amortization	1,739	(1,254)	(547)
Net unrealized gains (losses)	(21,376)	11,782	7,799
Net recognized losses and valuation adjustments	(254)	(1,081)	(6,154)

Securities Portfolio at end of period	$1,748,581	$1,380,077	$844,714

The following table presents information on the types of securities consolidated on our balance sheets as of December 31, 2005 and 2004.
Securities Portfolio Asset Types

(In thousands)	December 31, 2005	December 31, 2004

Commercial real estate	$322,366	$228,643
Residential prime	690,329	400,047
Residential sub prime	442,114	428,610
Residential second lien	107,550	131,197
Manufactured housing	—	14,016
REIT Corporate debt	31,569	64,479
Real estate CDOs	154,653	113,085

Total securities portfolio	$1,748,581	$1,380,077

At December 31, 2005, non-investment grade securities totaled $180 million, including commercial real estate securities ($160 million), REIT corporate debt ($8 million), and real estate CDOs ($12 million). At December 31, 2004, non-investment grade securities in this portfolio totaled $87 million, including commercial real estate securities ($70 million), REIT corporate debt ($8 million), manufactured housing securities ($6 million), and real estate CDOs ($3 million).
Many of the securities we acquire are subsequently sold to securitization entities (Acacia) that finance their purchases through resecuritization (the issuance of ABS). While we are accumulating securities prior to resecuritization, we may finance some of these securities with short-term borrowings through various financing facilities. The table below presents information regarding our consolidated securities portfolio securities pledged under borrowing agreements and securitizations.
Securities Portfolio Pledged and Unpledged

(in thousands)	December 31, 2005	December 31, 2004

Unpledged	$37,493	$93,472
Pledged for Redwood debt	129,406	21,283
Owned by securitization entities, financed through the issuance of ABS	1,581,682	1,265,322

Total Carrying Value	$1,748,581	$1,380,077

Net Recognized Gains (Losses) and Valuation Adjustments
Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains (losses) and valuation adjustments reported in income in 2005, 2004 and 2003.
Net Recognized Gains (Losses) and Valuation Adjustments

(In thousands)	2005	2004	2003

Realized gains on calls:
Residential loan CES	$18,909	$58,630	$56,560
Securities portfolio	240	109	—
Realized gains (losses) on sales:
Residential real estate loans	84	489	738
Commercial real estate loans	772	(98)	132
Residential loan CES	39,736	6,246	—
Securities portfolio	2,978	1,002	—
Valuation adjustments — impairment (EITF 99-20 and others):
Residential loan CES	(507)	(4,206)	(1,492)
Securities portfolio	(3,472)	(2,192)	(6,154)
Commercial loan CES	(391)	—	—
Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans held for sale:
Residential real estate loans	—	(375)	—
Commercial real estate loans	—	—	(500)
Loss on extinguishment of asset-backed securities issued	—	—	(2,160)
Gains (losses) on interest rate agreements	2,499	(478)	(448)

Net recognized gains and valuation adjustments	$60,848	$59,127	$46,676

NOTE 4. RESERVES FOR CREDIT LOSSES
We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets.
Delinquencies in our consolidated residential real estate loan portfolio were $37 million and $13 million as of December 31, 2005 and 2004, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies stood at 0.27% and 0.06% of our current loan balances as of December 31, 2005 and 2004, respectively.
Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We generally accrue interest on delinquent loans to the extent cash is received; any potential loss is included in our credit reserve. When a loan becomes REO, we estimate the specific loss, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest) and charge this specific estimated loss against the reserve for credit losses. A majority of the loans consolidated on our balance sheet have interest-only payments for an initial term. Any increased credit risk that these loans may contain is reflected in our analysis and determination of the appropriate credit reserves.
The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for 2005, 2004, and 2003.
Residential Real Estate Loans

(In thousands)	2005	2004	2003

Balance at beginning of period	$23,396	$16,336	$8,271
(Reversal of) provision for credit losses	(245)	7,236	8,146
Charge-offs	(495)	(176)	(81)

Balance at end of period	$22,656	$23,396	$16,336

We had no delinquent commercial real estate loans as of December 31, 2005 and 2004. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for 2005, 2004, and 2003.
Commercial Real Estate Loans

(In thousands)	2005	2004	2003

Balance at beginning of period	$500	$500	$—
(Reversal of) provision for credit losses	(185)	—	500
Charge-offs	(315)	—	—

Balance at end of period	$0	$500	$500

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
We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of December 31, 2005 and 2004, the net fair value of interest rate agreements was $30.7 million and $15.0 million, respectively. Our total unrealized gain included in accumulated other comprehensive income on interest rate agreements was $17.2 million and $10.0 million at December 31, 2005 and 2004, respectively.
The following table shows the aggregate fair value of our interest rate agreements as of December 31, 2005 and 2004.
Interest Rate Agreements

(In thousands)
	December 31, 2005			December 31, 2004

	Fair	Notional	Credit	Fair	Notional	Credit
	Value	Amount	Exposure	Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,913	$116,400	$—	$1,861	$105,400	$—
Interest rate caps sold	(239)	(65,000)	—	(440)	(65,000)	—
Interest rate corridors purchased	—	1,059,851	—	63	1,340,331	—
Interest rate swaps	148	80,400	—	—	—	—
Cash Flow Hedges
Interest rate swaps	28,891	5,399,653	(2,672)	13,536	11,081,719	280

Total Interest Rate Agreements	$30,713	$6,591,304	$(2,672)	$15,020	$12,462,450	$280

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
Certain interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, since the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive income. This amounted to a net gain of $0.1 million at December 31, 2005, which consisted of $3.7 million of gains and $3.6 million of losses. This amount will be reclassified from accumulated other comprehensive income to our Consolidated Statements of Income during the period the forecast transaction occurs. Of this amount, a net of $0.3 million will be recognized as interest expense on our Consolidated Statements of Income over the next twelve months. In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we would immediately recognize the gain or loss through our Consolidated Statements of Income. In 2005, there was one such instance which resulted in a gain of $3 million. There were no such instances in 2004 and 2003. At December 31, 2005, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions is ten years, and the forecasted transaction is expected to occur within the next year.
To the extent our interest rate agreements accounted as cash flow hedges are ineffective the net ineffective portion is included in net interest income. We use the dollar-offset method to determine the amount of ineffectiveness recorded in the Consolidated Statement of Income. We anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. For 2005, 2004, and 2003, the amount of ineffectiveness was $0.2 million, $0.8 million, and $0.2 million, respectively.
The following table depicts the interest income (expense) and net recognized gains (losses) and valuation adjustments activity for 2005, 2004, and 2003 for our interest rate agreements.
Interest Rate Agreements

(In thousands)	2005	2004	2003

Realized net losses reclassified from other comprehensive income	$(436)	$(401)	$(2,057)
Realized net gains (losses) due to net ineffective portion of hedges	190	(790)	(233)
Net cash receipts (payments) on interest rate swaps	6,788	(12,044)	(5,885)

Total	$6,542	$(13,235)	$(8,175)

Net Recognized Gains (Losses) and Valuation Adjustments
Realized net gains (losses) on trading instruments	$2,499	$(478)	$(448)

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
NOTE 6. SHORT-TERM DEBT
Redwood debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. We also have a $10 million unsecuritized line of credit available and have a commercial paper facility (discussed below). The table below summarizes Redwood debt by collateral type as of December 31, 2005 and 2004.

Redwood Debt

(In thousands)
	December 31, 2005			December 31, 2004

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity

Residential real estate loan collateral	$—	—	—	$181,999	2.92%	126
Residential loan CES collateral	38,707	4.99%	73	—	—	—
Commercial real estate loan collateral	—	—	—	—	—	—
Commercial loan CES collateral	—	—	—	—	—	—
Securities portfolio collateral	131,000	5.07%	73	21,282	4.05%	69

Total Redwood debt	$169,707	5.05%	73	$203,281	3.03%	120

For 2005, 2004, and 2003 the average balance of Redwood debt was $0.3 billion, $0.4 billion, and $0.4 billion, respectively with a weighted-average interest cost of 4.56%, 2.29%, and 1.94%, respectively. At December 31, 2005 and 2004, accrued interest payable on Redwood debt was $1.0 million and $0.1 million, respectively.
As of December 31, 2005 and 2004, Redwood debt had the following remaining maturities.
Redwood Debt

(In thousands)	December 31, 2005	December 31, 2004

Within 30 days	$—	$868
31 to 90 days	169,707	115,841
Over 90 days	—	86,572

Total Redwood debt	$169,707	$203,281

In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/ P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support. This facility has a three-year term. As of December 31, 2005 there was no commercial paper issuance outstanding.
We have uncommitted facilities available with several banks and major investment banking firms for financing residential and commercial real estate securities and loans. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in market values from time to time under these agreements. The table below summarizes the outstanding balances as of December 31, 2005 and 2004 by collateral type.
Redwood Debt

(In thousands)
	December 31, 2005

	Number
	of
	Facilities	Outstanding	Limit	Maturity

Facilities by Collateral
Real Estate Loans	4	$—	$1,800,000	1/06-9/06
Real Estate Securities	1	169,707	300,000	3/06
Unsecured Line of Credit	1	—	10,000	8/06
Madrona Commercial Paper Facility	1	—	300,000	4/08

Total Facilities	7	$169,707	$2,410,000

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
NOTE 7. ASSET-BACKED SECURITIES ISSUED
Securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of asset ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the ABS is indexed to one-, three- or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS (IO) securities issued have a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.
The components of ABS issued by consolidated securitization entities as of December 31, 2005 and 2004, along with other selected information, are summarized in the table below.
Asset-Backed Securities Issued

(In thousands)	December 31, 2005	December 31, 2004

Sequoia ABS issued — certificates with principal value	$13,246,343	$21,681,229
Sequoia ABS issued — interest-only certificates	142,788	210,385
Acacia ABS issued	2,165,840	1,691,592
Commercial ABS issued	4,250	9,523
Madrona ABS issued	5,400	—
Unamortized premium on ABS	20,656	37,433

Total consolidated ABS issued	$15,585,277	$23,630,162

Range of weighted average interest rates, by series — Sequoia	4.23% to 5.65%	2.22% to 5.54%
Stated Sequoia maturities	2007 - 2035	2007 - 2035
Number of Sequoia series	42	39
Range of weighted average interest rates, by series — Acacia	4.32% - 5.40%	2.69% - 3.35%
Stated Acacia maturities	2023 - 2046	2018 - 2040
Number of Acacia series	8	6
Weighted average interest rates — Commercial	12.00%	9.08%
Stated commercial maturities	2009	2005 and 2009
Number of commercial series	1	2

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2005 and 2004.
Accrued Interest Payable on Asset-Backed Securities Issued

(In thousands)	December 31, 2005	December 31, 2004

Sequoia	$26,225	$28,879
Acacia	13,778	6,025
Commercial	44	65

Total accrued interest payable on ABS issued	$40,047	$34,969

The ABS issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. Residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one- to four-family residential properties. HELOC collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by residential and commercial real estate securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities appear on our Consolidated Balance Sheets.
In addition, we issued a $5.4 million Madrona ABS to facilitate our issuance of commercial paper. This Madrona ABS issued represents a form of additional credit support potentially available to the purchasers of the commercial paper.
During 2005, 2004, and 2003, Sequoia entities issued $1.5 billion, $9.7 billion, and $11.3 billion, respectively, of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans. During 2005, 2004, and 2003 Sequoia entities issued $0, $15.5 million, and $70.0 million of ABS secured by interest-only securities we had previously retained, respectively.
During both 2005 and 2004, Acacia entities issued $0.9 billion of Acacia ABS. During 2003, Acacia entities issued $0.6 billion of Acacia ABS.
During 2005, 2004, and 2003, we issued $4.3 million, $3.8 million and $5.5 million of commercial ABS, respectively. During 2005, 2004, and 2003, we paid off commercial ABS in full of $9.5 million, $0.0 million, and $8.2 million, respectively.
The carrying value components of the collateral for ABS issued and outstanding as of December 31, 2005 and 2004 are summarized in the table below:
Collateral for Asset-Backed Securities Issued

(In thousands)	December 31, 2005	December 31, 2004

Residential real estate loans	$13,829,493	$22,311,270
Residential loan CES	301,584	210,902
Commercial real estate loans	53,067	22,360
Securities portfolio securities	1,581,682	1,265,322
Real estate owned (REO)	2,589	—
Restricted cash owned by consolidated securitization entities	70,276	35,740
Accrued interest receivable	71,850	65,951

Total collateral for ABS issued	$15,910,541	$23,911,545

NOTE 8.	TAXES
As a REIT, Redwood can for tax purposes deduct dividends paid from REIT taxable income, and thus effectively reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We currently plan to retain up to 10% of our 2005

REIT ordinary taxable income earned through December 31, 2005 and we will be subject to corporate level income taxes on this retained income for the 2005 calendar tax year. We retained 10% of our 2004 and 2003 REIT ordinary taxable income and were subject to corporate level income taxes on the retained income for the 2004 and 2003 calendar years. As of December 31, 2005, we had met all of the dividend distribution requirements of a REIT.
Our Federal tax provision for corporate income tax for the REIT for 2005, 2004, and 2003 was $4.4 million, $6.0 million, and $3.6 million, respectively. This Federal provision is estimated based on the amount of REIT ordinary income we permanently retained for each year.
Holdings, Redwood’s taxable subsidiary, is subject to corporate income taxes on its taxable income. Our current Federal tax provision for corporate income tax for Holdings for 2005, 2004, and 2003, was $3.9 million, $7.9 million, and $0.0 million, respectively. Federal NOLs were fully utilized during the year ended December 31, 2004.
The Redwood and Holdings combined current unitary state provision for corporate income taxes for 2005 was $4.0 million. Redwood’s current state provision for corporate income taxes for the years ended December 31, 2004 and 2003 were $1.7 million and $1.3 million, respectively. Holdings current state provision for corporate income taxes for the years ended December 31, 2004 and 2003 were $3.0 million and $0.6 million, respectively. Holdings’ state NOLs were $10.1 million at both December 31, 2005 and 2004, respectively. These state NOLs will expire between 2006 and 2012 if not utilized.
For GAAP purposes, after recognizing a $0.3 million valuation allowance related to expiring state net operating losses. Holdings recorded a net deferred tax expense in 2005 of $5.2 million, a net deferred tax benefit in 2004 of $10.6 million, and no deferred tax benefit or expense in 2003, respectively. Deferred tax provisions are attributable to securitization gain temporary differences between GAAP and tax accounting treatments and the utilization of prior period deferred tax assets.
As a result of current and deferred tax provisions, we recognized a total net tax provision of $17.5 million, $8.0 million, and $5.5 million for 2005, 2004, and 2003, respectively.
The statutory combined Federal and state corporate tax rate is 41%. This amount is applied to the amount of estimated REIT taxable income retained (if any, and only up to 10% of ordinary income as all capital gains income is distributed) and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less as we are allowed to deduct dividend distributions. In addition, there are some permanent and temporary differences (including accounting for securitizations, stock options, other employee compensation expenses) between our GAAP income and taxable income that result in changes in our effective rate from the statutory rates.
The following table summarizes the tax provisions for Redwood REIT and Holdings for 2005, 2004, and 2003.
Provision for Income Tax

(In thousands)	2005	2004	2003

Current Tax Provision:
Redwood REIT — Federal	$4,364	$5,977	$3,594
Holdings — Federal	3,944	7,913	0
State	4,025	4,679	1,908

Total current tax provision	12,333	18,569	5,502

Deferred tax provision/(benefit):
Redwood REIT	—	—	—
Holdings	5,188	(10,572)	—

Total deferred tax (benefit) provision	5,188	(10,572)	—

Total provision for income tax	$17,521	$7,997	$5,502

As of December 31, 2005 and 2004, Holdings had the following deferred tax asset and liability balances. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods is lower than expectations.
Deferred Tax Assets/(Liabilities)

(In thousands)	December 31, 2005	December 31, 2004

Net operating loss carry forward — Federal	$—	$—
Net operating loss carry forward — State	725	721
Real estate assets	1,970	315
Gains from Sequoia securitizations	2,536	9,536
State credit carry-forwards	229	—
Interest rate agreements	224	—

Total deferred tax assets	$5,684	10,572
Valuation allowance	(300)	—

Total benefited deferred tax assets	$5,384	$10,572

Deferred tax liabilities	—	—
Net deferred tax assets	$5,384	$10,572

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
Similar to 2003 and 2004, our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, were less than 85% of our estimated 2005 REIT taxable income. This resulted in a 4% excise tax provision on the shortfall. Thus, for 2005, 2004, and 2003, we provided for excise tax of $1.2 million, $0.6 million, and $1.2 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of December 31, 2005 and 2004, accrued excise tax payable was $1.2 million and $0.5 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

The following table presents the carrying values and estimated fair values of our financial instruments as of December 31, 2005 and 2004.
Fair Value of Financial Instruments

(In thousands)
	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

ASSETS
Real Estate Loans
Residential real estate loans: held-for-investment	$13,874,792	$13,794,513	$22,502,743	$22,690,897
Residential real estate loans: held-for-sale	$—	$—	$2,022	$2,022
Commercial real estate loans: held-for-investment	$59,692	$61,196	$54,479	$55,258
Real Estate Loan Securities
Residential loan credit-enhancement securities: available-for-sale	$612,649	$612,649	$561,658	$561,658
Commercial loan credit-enhancement securities, available-for-sale	$57,687	$57,687	$14,498	$14,498
Securities portfolio: available-for-sale	$1,748,581	$1,748,581	$1,380,077	$1,380,077
Interest Rate Agreements	$31,220	$31,220	$16,144	$16,144
Cash and Cash Equivalents	$175,885	$175,885	$57,246	$57,246
Restricted Cash	$72,421	$72,421	$36,038	$36,038
Accrued Interest Receivable	$76,469	$76,469	$72,459	$72,459
LIABILITIES
Redwood debt	$169,707	$169,707	$203,281	$203,281
ABS issued	$15,585,277	$15,519,383	$23,630,162	$23,701,977
Interest Rate Agreements	$507	$507	$1,124	$1,124
Accrued Interest Payable	$41,027	$41,027	$35,064	$35,064
Methodologies we use to estimate fair market values for various asset types are described below.
Real estate loans

•	Residential and HELOC loans fair values are determined by available market quotes and discounted cash flow analyses and are confirmed by third party/dealer pricing indications.
•	Commercial loans fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.
Real estate securities

•	Residential and commercial real estate securities fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer pricing indications.
Interest rate agreements

•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in the derivatives markets.
Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
Restricted cash

•	Includes interest earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.

Accrued Interest Receivable and Payable

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.
Asset-backed securities issued

•	Fair values are determined by discounted cash flow analyses and other valuations techniques confirmed by third party dealer pricing indications.
Commitments to purchase

•	The fair values of purchase commitments were negligible and are thus not listed in this table. See Note 11 for a further discussion of our commitments at December 31, 2005.

NOTE 10.	STOCKHOLDERS’ EQUITY

Stock Option Plan
In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (ISP) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May  2004. The ISP authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the ISP. The ISP has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. As of December 31, 2005 and 2004, 315,866 and 614,608 shares of common stock, respectively, were available for grant.
ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of December 31, 2005 and 2004, 551,697 ISOs had been granted. The exercise price for ISOs granted under the ISP may not be less than the fair market value of shares of common stock at the time the ISO is granted.
DERs
Redwood has granted stock options that accrue and pay stock or cash DERs. Stock DERs represent shares of stock that are issuable when the holders exercise the underlying stock options, the amount of which is based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As of December 31, 2005, there were no options remaining that were considered variable stock awards. For 2005, we recognized variable stock option income of $0.1 million on these stock options. For 2004 and 2003, we recognized variable stock option expense of $1.0 million and $5.7 million, respectively. In addition, we expense the stock DERs on these options. Options granted since January 1, 2003 that provide for stock DERs are accounted for under the provisions of FAS 123 and are not considered variable stock options. Cash DERs per applicable option are cash payments made that are equal to the dividends paid in common stock per share. For options granted prior to January 1, 2003 that provide for cash DERs, we expense the cash DERs on these options. These expenses are included in operating expenses in our Consolidated Statements of Income. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all reported periods. For 2005, 2004, and 2003, we accrued cash and stock DER expenses of $7.2 million, $9.0 million, and $12.4 million, respectively. Stock options granted since January 1, 2003 that provide for cash DERs are accounted for under the provisions of FAS 123; thus, there are no DER expenses associated with these options as future DERs were included in the valuation of the stock options at the grant date.
As of December 31, 2005 and 2004, there were 0 and 387,404 unexercised options with stock DERs, respectively. In November 2005, options with stock DERs were converted to options with cash DERs to comply with Internal Revenue Code Section 409A deferred compensation rules. Accrued dividends of $2.9 million on such options were paid to employees. As of December 31, 2005 and 2004, there were 1,491,403 and 1,176,010 unexercised options with cash DERs, respectively. As of December 31, 2005 and 2004, there were 57,009 and 61,050 unexercised options with no DERs, respectively.
A summary of the status of the ISP and changes during 2005, 2004, and 2003 are presented below.
Stock Options Activity

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock Options Outstanding
Outstanding options at beginning of period	1,624,464	$31.77	1,935,598	$26.48	1,869,782	$22.58
Options granted	3,601	51.70	189,878	57.39	238,600	50.29
Options exercised	(32,990)	19.98	(517,209)	18.69	(189,883)	14.42
Options forfeited	(67,680)	10.47	(23,033)	37.54	(9,220)	26.73
Stock dividend equivalent rights earned	21,017	—	39,230	—	26,319	—

Outstanding options at end of period	1,548,412	$32.60	1,624,464	$31.77	1,935,598	$26.48

Options exercisable at period-end	1,231,341	$28.60	1,040,792	$25.69	1,286,750	$22.89
Weighted average fair value of options granted during the period	$10.84		$13.71		$13.20
The following table summarizes information about stock options outstanding at December 31, 2005.
Stock Options Exercise Prices as of December 31, 2005

	Options Outstanding			Options Exercisable

Range of		Weighted-Average
Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0 to $10	0	0.00	$0.00	0	$0.00
$10 to $20	355,783	3.68	12.73	355,783	12.73
$20 to $30	458,275	4.91	24.27	382,449	23.77
$30 to $40	266,910	1.41	37.48	259,489	37.50
$40 to $50	97,772	2.69	45.50	97,022	45.53
$50 to $60	368,870	8.15	55.08	135,797	54.52
$60 to $63	802	6.62	62.54	802	62.54

$ 0 to $63	1,548,412			1,231,342

Restricted Stock
As of December 31, 2005 and 2004, 21,038 and 5,912 shares, respectively, of restricted stock were outstanding. For the years 2005 and 2004, and 2003, we granted 18,158, 3,103, and 1,253 shares respectively of restricted stock to employees, representing a value of $0.8 million, $0.2 million, and $0.1 million, respectively. During the years ended December 31, 2005, 2004, and 2003, restrictions on 1,750, 7,000, and 7,000 shares respectively lapsed. Restrictions on the remaining shares of outstanding restricted stock lapse through January 1, 2009. The cost of these grants are amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock

Appreciation Rights and Other Variable Stock Options or Award Plans; (FIN 28). Amortization expense of restricted stock awards totaled $0.1 in each of 2005, 2004, and 2003.
Restricted Stock Outstanding

	2005	2004	2003

Restricted stock outstanding at the beginning of period	5,912	10,003	15,750
Restricted stock granted	18,158	3,103	1,253
Stock for which restrictions lapsed	(1,750)	(7,000)	(7,000)
Restricted stock forfeited	(1,282)	(194)	0

Restricted stock outstanding at end of period	21,038	5,912	10,003

Deferred Stock Units
The ISP allows for the granting of Deferred Stock Units (DSUs). These are discussed below under Executive Deferred Compensation Plan.
Executive Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 Redwood Trust, Inc. Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For 2005, 2004, and 2003, deferrals of $1.0 million, $1.1 million, and $1.7 million, respectively, were made under the EDCP. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds or the AFR. For 2005, 2004, and 2003, accrued interest of $1.3 million, $1.2 million, and $0.4 million, was credited to participants under the Plan, respectively. Withdrawals of $0.2 million, $13,000, and $0 were made during 2005, 2004, and 2003, respectively.
The following table provides detail on changes in participants’ accounts in the EDCP for 2005, 2004, and 2003.
EDCP Activity

(In thousands)	2005	2004	2003

Participants’ deferrals	$973	$1,076	$1,731
Accrued interest earned in EDCP	1,329	1,231	393
Participant withdrawals	(225)	(13)	—

Net change in participants’ equity	$2,077	$2,294	$2,124

Balance at beginning of period	$4,928	$2,634	$510
Balance at end of period	$7,005	$4,928	$2,634
The following table provides detail on the financial position of the EDCP at December 31, 2005 and 2004.
Net Assets Available for EDCP Participant Benefits

(In thousands)	December 31, 2005	December 31, 2004

Cash Accounts
Participants’ deferrals	$4,064	$3,286
Accrued interest credited	2,941	1,642

Net assets available for participants’ benefit	$7,005	$4,928

Deferred Stock Units
For the 2005, 2004, and 2003, 327,854, 66,744, and 25,417 Deferred Stock Units (DSUs), respectively, were granted through deferrals under the ISP, which represented a value of $14.5 million, $3.9 million, and $0.8 million, at the time of the grants, respectively. Forfeitures totaled $0.1 million during 2005. There were no forfeitures during 2004 and 2003. As of December 31, 2005 and 2004, 418,126 and 92,161, of deferred stock units were outstanding, respectively. Restrictions on the remaining shares of outstanding lapse through January 1, 2010. The cost of these grants are amortized over the vesting term. Amortization expense of deferred stock units totaled $2.0 million, $0.1 million, and $0 in 2005, 2004, and 2003, respectively.
The tables below provide summaries of the balance and activities of the DSUs in the EDCP.
Deferred Stock Units

(In thousands)	December 31, 2005	December 31, 2004

Value of DSUs at grant	$19,199	$4,656
Participant forfeitures	(110)	—
Change in value at period end since grant	(1,837)	1,066

Value of DSUs at end of period	$17,252	$5,722

Deferred Stock Units Activity

(In thousands, except unit amounts)
	2005		2004		2003

	Units	Value	Units	Value	Units	Value

Balance at beginning of period	92,161	$5,722	25,417	$1,292	—	$—
Transfer in of DSUs (value of grants)	327,854	14,543	66,744	3,887	25,417	769
Change in valuation during period	—	(2,903)	—	543	—	523
Participant forfeitures	(1,889)	(110)	—	—	—	—

Net Change in number/value of DSUs	325,965	11,530	66,744	4,430	25,417	1,292

Balance at end of period	418,126	$17,252	92,161	$5,722	25,417	$1,292

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
The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of December 31, 2005, 23,615 shares have been purchased. For 2005, 2004, and 2003, employees acquired an aggregate of 5,571, 5,179 and 9,893 shares of common stock, respectively, at an average purchase price of $40.66, $43.41, and $23.84 per share, respectively. As of December 31, 2005 and 2004, there remained a negligible amount of uninvested employee contributions in the ESPP.
Employee Stock Purchase Plan

(In thousands)	2005	2004	2003

Balance at beginning of period	$0	$0	$0
Transfer in of participants’ payroll deductions from the ESPP	239	225	236
Cost of common stock issued to participants under the terms of the ESPP	(226)	(225)	(236)

Net change in participants’ equity	$13	$0	$0
Balance at end of period	$13	$0	$0

Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of December 31, 2005 and December 31, 2004, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.
Direct Stock Purchase and Dividend Reinvestment Plan
For 2005, 2004, and 2003 we issued 925,060, 2,307,256, and 1,685,451 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $46 million, $127 million, and $64 million, respectively.
Equity Offerings
In 2005 and 2003, we did not complete any secondary equity offerings. In 2004, we completed two secondary equity offerings and issued 2.4 million shares for net proceeds of $117 million.
Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income on our Consolidated Balance Sheets; these adjustments affect our book value but not our net income. As of December 31, 2005 and 2004, we reported net accumulated other comprehensive income of $73.7 million and $105.4 million, respectively. Changes in this account reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, and amortization of realized gains or losses on our interest rate agreements.
The following table provides reconciliation of accumulated other comprehensive income as of and December 31, 2005 and 2004.
Accumulated Other Comprehensive Income

(In thousands)	December 31,	December 31,
	2005	2004

Net unrealized gains on available-for-sale securities:
Residential loan CES	$58,196	$78,733
Commercial loan CES	4,676	1,615
Securities portfolio	(6,330)	15,048

Total available-for-sale securities	$56,542	$95,396
Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	17,189	9,961

Total accumulated other comprehensive income	$73,731	$105,357

NOTE 11.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2005, we were obligated under non-cancelable operating leases with expiration dates through 2013 for $5.8 million. The majority of the future lease payments are related to the operating lease for our executive offices to which we relocated in 2003 and signed a ten year lease. The total lease payments to be made over the ten-year periods, including certain free-rent periods, are being recognized as office base expense on straight-line basis over the ten-year period. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at December 31, 2005 was $2.1 million. Also included in the future lease commitments below are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in 2003. Remaining payments related to this lease are $0.2 million. The anticipated sublease payments are not included in the table below.

Future Lease Commitments by Year

(In thousands)	December 31, 2005

2006	1,046
2007	735
2008	687
2009	703
2010 and thereafter	2,654

Total	$5,825

As of December 31, 2005, there were no pending legal proceedings to which we were a party or to which any of our property was subject.
The table below shows our commitments to purchase loans and securities as of December 31, 2005. The loan purchase commitments represent derivative instruments under FAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS No. 149). The fair value of these commitments was negligible as of December 31, 2005.
Commitments to Purchase

(In thousands)	December 31, 2005

Residential real estate loans	$2,356
Residential loan CES	—
Securities portfolio securities	—

Total	$2,356

NOTE 12.	RECENT DEVELOPMENTS
In January 2006, securitization entities sponsored by us issued $0.3 billion asset-backed securities through Sequoia Mortgage Alt-A Trust 2006-1. A pool of Alt-A adjustable-rate residential real estate loans is collateral for these asset-backed securities issued. We did not acquire any securities from this entity, nor have control, and, as a result, these loans and ABS will not appear on our Consolidated Balance Sheets.
In January 2006, none of our residential loan credit-enhancement securities were called.
During the first quarter through February 23, 2006, we purchased or committed to purchase $37 million residential real estate loans, $26 million residential loan CES, $7 million commercial loan CES and $53 million other residential and commercial real estate loan securities.
During the first quarter through February 23, 2006, we sold or committed to sell residential loan CES with a principal value of $12 million and other commercial and residential real estate securities with a principal value of $4 million. We will recognize gains on these sales of $1 million through net unrealized and realized market value gains on our Consolidated Statements of Income.
During the first quarter through February 23, 2006, one commercial real estate loan paid-off, with a principal value of $4.5 million.
In February, we committed to issue Acacia ABS (Acacia 9) for $300 million. The settlement is scheduled for March 2006.

NOTE 13.	QUARTERLY FINANCIAL DATA — UNAUDITED
Selected quarterly financial data

(in thousands, except share data)
	For Three Months Ended

	December 31	September 30	June 30	March 31

2005
Operating results:
Interest income	$230,841	$243,556	$248,388	$237,166
Interest expense	(189,691)	(196,686)	(195,180)	(175,967)
Net interest income	41,150	46,870	53,208	61,199
Net income	42,496	55,899	40,915	60,562

Per share data:
Net income — basic	$1.71	$2.26	$1.66	$2.49
Net income — diluted	$1.68	$2.21	$1.62	$2.42
Regular Dividends declared per common share	$0.70	$0.70	$0.70	$0.70
Special dividends declared per common share	$3.00	—	—	—

2004
Operating results:
Interest income	$205,178	$180,090	$137,979	$124,837
Interest expense	(147,171)	(114,811)	(90,359)	(79,577)
Net interest income	58,007	65,279	47,620	45,260
Net income	54,414	72,342	55,088	50,791
Per share data:
Net income — basic	$2.29	$3.30	$2.67	$2.61
Net income — diluted	$2.22	$3.18	$2.58	$2.49
Regular dividends declared per common share	$0.67	$0.67	$0.67	$0.67
Special dividends declared per common share	$5.50	—	—	$0.50