Form 10-Q
period 2006-03-31
REDWOOD TRUST INC
filed 2006-05-04
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.
Common Stock ($0.01 par value per share) 25,503,128 as of May 3, 2006

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2006	December 31, 2005
(Unaudited)
ASSETS
Residential real estate loans	$11,990,216	$13,874,792
Residential loan credit-enhancement securities	643,823	612,649
Commercial real estate loans	55,167	59,692
Commercial loan credit-enhancement securities	66,648	57,687
Securities portfolio	1,817,628	1,748,581
Cash and cash equivalents	85,466	175,885

Total Earning Assets	14,658,948	16,529,286
Restricted cash	131,171	72,421
Accrued interest receivable	73,418	76,469
Interest rate agreements	47,642	31,220
Principal receivable	1,521	225
Deferred tax asset	4,866	5,384
Deferred asset-backed security issuance costs	51,583	54,125
Other assets	9,593	7,830

Total Assets	$14,978,742	$16,776,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Redwood debt	$—	$169,707
Asset-backed securities issued	13,929,907	15,585,277
Accrued interest payable	43,402	41,027
Interest rate agreements	337	507
Accrued expenses and other liabilities	19,996	27,889
Dividends payable	17,767	17,593

Total Liabilities	14,011,409	15,842,000

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 25,381,858 and 25,132,625 issued and outstanding	254	251
Additional paid-in capital	839,167	824,365
Accumulated other comprehensive income	81,591	73,731
Cumulative earnings	709,494	681,479
Cumulative distributions to stockholders	(663,173)	(644,866)

Total Stockholders’ Equity	967,333	934,960

Total Liabilities and Stockholders’ Equity	$14,978,742	$16,776,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

(In thousands, except share data)	2006	2005
(Unaudited)
Interest Income
Residential real estate loans	$165,805	$198,645
Residential loan credit-enhancement securities	27,748	19,624
Commercial real estate loans	1,273	1,402
Commercial loan credit-enhancement securities	759	356
Securities portfolio	27,563	17,584
Cash and cash equivalents	2,477	580

Interest income before provision for credit losses	225,625	238,191
Provision for credit losses	(176)	(1,025)

Total interest income	225,449	237,166
Interest Expense
Redwood debt	(2,097)	(2,728)
Asset-backed securities issued	(178,605)	(173,239)

Total interest expense	(180,702)	(175,967)
Net Interest Income	44,747	61,199
Operating expenses	(12,102)	(10,972)
Net recognized (losses) gains and valuation adjustments	(1,870)	15,012

Net income before provision for income taxes	30,775	65,239
Provision for income taxes	(2,760)	(4,677)

Net Income	$28,015	$60,562

Basic Earnings Per Share:	$1.11	$2.49
Diluted Earnings Per Share:	$1.09	$2.42
Regular dividends declared per common share	$0.70	$0.70
Special dividends declared per common share	$—	$—

Total dividends declared per common share	$0.70	$0.70

Basic weighted average shares outstanding	25,201,525	24,357,225
Diluted weighted average shares outstanding	25,702,730	25,020,932
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)	Three Months Ended
	March 31,

	2006	2005

Net income	$28,015	$60,562
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities (AFS)	(8,058)	17,358
Reclassification adjustment for net losses (gains) included in net income	1,997	(10,042)
Net unrealized gains on cash flow hedges	14,187	11,994
Reclassification of net realized cash flow hedge (gains) losses to interest expense on asset-backed securities issued	(266)	117

Total other comprehensive income	7,860	19,427

Comprehensive Income	$35,875	$79,989

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006:

(In thousands, except share data)
(Unaudited)
						Cumulative
	Common Stock		Additional	Other		Distributions
			Paid-In	Comprehensive	Cumulative	to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

Net income	—	—	—	—	28,015	—	28,015
Net unrealized loss/reclassification on assets AFS	—	—	—	(6,061)	—	—	(6,061)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	13,921	—	—	13,921
Issuance of common stock:
Dividend Reinvestment & Stock Purchase Plans	209,653	2	8,697	—	—	—	8,699
Employee Option & Stock Purchase Plans	42,126	1	471	—	—	—	472
Restricted Stock & Stock DERs	(2,546)	—	5,634	—	—	—	5,634
Dividends declared:
Common	—	—	—	—	—	(18,307)	(18,307)

March 31, 2006	25,381,858	$254	$839,167	$81,591	$709,494	$(663,173)	$967,333

For the Three Months Ended March 31, 2005:

						Cumulative
	Common Stock		Additional	Other		Distributions
			Paid-In	Comprehensive	Cumulative	to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Net income	—	—	—	—	60,562	—	60,562
Net unrealized gain/reclassification on assets AFS	—	—	—	7,316	—	—	7,316
Net unrealized gain/reclassification on interest rate agreements	—	—	—	12,111	—	—	12,111
Issuance of common stock:
Dividend Reinvestment & Stock Purchase Plans	344,755	3	19,245	—	—	—	19,248
Employee Option & Stock Purchase Plans	13,870	—	222	—	—	—	222
Restricted Stock & Stock DERs	2,021	—	1,631	—	—	—	1,631
Dividends declared:
Common	—	—	—	—	—	(17,245)	(17,245)

March 31, 2005	24,514,222	$245	$794,320	$124,784	$542,169	$(513,517)	$948,001

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)	Three Months Ended March 31,

	2006	2005

Cash Flows From Operating Activities:
Net income	$28,015	$60,562
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(16,104)	(24,830)
Depreciation and amortization of non-financial assets	269	203
Provision for credit losses	176	1,025
Non-cash stock compensation	5,634	1,631
Net recognized gains (losses) and valuation adjustments	1,870	(15,012)
Net change in:
Accrued interest receivable	3,051	(9,150)
Principal receivable	(1,296)	2,507
Deferred income taxes	518	2,397
Other assets	(403)	1,274
Accrued interest payable	2,375	2,877
Accrued expenses and other liabilities	(7,893)	(2,267)

Net cash provided by operating activities	16,212	21,217

Cash Flows From Investing Activities:
Purchases of real estate loans purchased for investment	(52,689)	(839,114)
Principal payments on real estate loans purchased for investment	1,928,003	1,560,296
Purchases of real estate securities	(163,599)	(249,016)
Proceeds from sales of real estate securities	13,634	39,655
Principal payments on real estate securities	45,083	51,002
Net increase in restricted cash	(58,750)	(22,393)

Net cash provided by investing activities	1,711,682	540,430

Cash Flows From Financing Activities:
Net payments on Redwood debt	(169,707)	(4,398)
Proceeds from issuance of asset-backed securities	277,800	1,050,934
Deferred asset-backed security issuance costs	(3,365)	(7,345)
Repayments on asset-backed securities	(1,911,617)	(1,595,207)
Net purchases of interest rate agreements	(2,463)	(1,365)
Net proceeds from issuance of common stock	9,171	19,470
Dividends paid	(18,132)	(16,268)

Net cash used in financing activities	(1,818,313)	(554,179)

Net (decrease) increase in cash and cash equivalents	(90,419)	7,468
Cash and cash equivalents at beginning of period	175,885	57,246

Cash and cash equivalents at end of period	$85,466	$64,714

Supplemental disclosure of cash flow information:
Cash paid for interest	$178,327	$173,529
Cash paid for taxes	$2,660	$—
Non-cash financing activity:
Dividends declared but not paid	$17,767	$17,160
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
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
As a real estate investment trust (REIT), we are required to distribute to stockholders as dividends at least 90% of our REIT taxable income, which is our income as calculated for tax purposes, exclusive of income earned in non-REIT subsidiaries. In order to meet our dividend distribution requirements we have been paying both a regular quarterly dividend and a year-end special dividend. We expect our special dividend amount to be highly variable and we may not pay a special dividend in every year. Our dividend policies and distribution practices are determined by our Board of Directors and may change over time.
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are at One Belvedere Place, Suite 300, Mill Valley, California 94941.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the expected results for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the March 31, 2006 presentation.
The consolidated financial statements presented herein are for March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005. These consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, Ltd. through Acacia CDO 9, Ltd., Acacia CDO CRE1, Ltd., RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. and Madrona LLC. References to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all of the aforementioned Acacia CDO entities. References to the Redwood REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries and the Acacia entities. All significant inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires us to make a significant number of estimates in the preparation of financial statements. These include fair value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material.
Sequoia and Acacia Securitizations
We treat the securitizations we sponsor as financings under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140) as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans owned by the Sequoia entities are shown on our Consolidated Balance Sheets under residential real estate loans and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under ABS issued. Assets owned by the Acacia entities are shown on our Consolidated Balance Sheets either in our securities portfolio (residential real estate backed securities rated BBB and above, commercial real estate securities, collateralized debt obligation (CDO), and REIT corporate debt) or our residential loan credit-enhancement securities (CES) (below investment grade rated residential real estate securities). ABS issued by the Acacia entities are shown on our Consolidated Balance Sheets as ABS issued. In our Consolidated Statements of Income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS (CES, investment grade, or IO security) acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our Consolidated Balance Sheets.
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
Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium or discount on loans. For loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential and Commercial Real Estate Loans: Held-for-Sale
Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
Residential and Commercial Loan Credit-Enhancement Securities and Securities Portfolio: Available-for-Sale
Residential and commercial loan credit-enhancement securities and securities in our securities portfolio are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.
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
Redwood monitors its AFS securities for other-than-temporary impairment. We use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
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
The following factors are considered and applied in such determinations:

•	On-going analyses of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations; and,
•	Prepayment assumptions.
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
The setting of the reserve for credit losses for the commercial real estate loan portfolio includes detailed analyses of each loan and the underlying property. The following factors are considered and applied in such determinations:

•	On-going analyses of each individual loan — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	On-going evaluations of fair values of collateral using current appraisals and other valuations;
•	Discounted cash flow analyses; and,
•	Borrowers’ ability to meet obligations.
We follow the guidelines of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.
Other Assets
Restricted Cash
Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for, or payable to, owners of ABS issued by those entities and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization trusts prior to purchase of residential and commercial real estate loans and securities. See Note 7 for additional information on restricted cash.
Deferred Tax Assets
Net deferred tax assets represent the net benefit of net operating loss carry forwards, real estate asset basis differences, recognized tax gains on whole loan securitizations, interest rate agreement basis differences, and other temporary GAAP and tax timing differences. These temporary timing differences will be recognized under GAAP through the financial statements in future periods.
Deferred Asset-Backed Securities Issuance Costs
Deferred ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21).
Other Assets
Other assets on our Consolidated Balance Sheets include REO, fixed assets, purchased interest, and other prepaid expenses. REO is reported at the lower of cost or market value.
Accrued Interest Receivable and Principal Receivable
Accrued interest receivable and principal receivable represents principal and interest that is due and payable to us. These are generally received within the next month.

Interest Rate Agreements
We enter into interest rate agreements to help manage our interest rate risks. We report our interest rate agreements at fair value. Those with a positive value to us are reported as an asset. Those with a negative value to us are reported as a liability. We may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (FAS 133), or we may account for these as trading instruments. See Note 5 for a further discussion on interest rate agreements.
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
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities on our Consolidated Balance Sheets include cash held back from borrowers, derivatives margin liability, accrued employee bonuses, executive deferred compensation, dividend equivalent rights (DERs) payable, excise and income taxes, and accrued legal, accounting, consulting, and other miscellaneous expenses.
Dividends Payable
Dividends payable reflect any dividend declared by us but not yet distributed to our stockholders as of the financial statement date.
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
We have recorded a provision for income taxes in our Consolidated Statements of Income based upon our estimated liability for Federal and state income tax purposes. These tax liabilities arise from estimated taxable earnings in taxable subsidiaries and from the planned retention of a portion of our estimated REIT taxable income. See Note 8 for a discussion on income taxes.
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
Basic and Diluted Net Income per Share

(In thousands, except share data)
	Three Months Ended March 31,

	2006	2005

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	25,201,525	24,357,225
Net effect of dilutive stock options	501,205	663,707

Denominator for diluted earnings per share	25,702,730	25,020,932

Basic Earnings Per Share:
Net income per share	$1.11	$2.49

Diluted Earnings Per Share:
Net income per share	$1.09	$2.42

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), it was determined that there was no allocation of income for our outstanding stock options which accrue dividend equivalent rights as they were antidilutive during the three months ended March 31, 2006 and 2005. There were no other participating securities, as defined by EITF 03-6, during the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006 and 2005, the number of outstanding stock options that were anti-dilutive totaled 466,755 and 166,878, respectively.
Other Comprehensive Income
Current period net unrealized gains and losses on residential and commercial loan CES, securities portfolio available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our Consolidated Statements of Comprehensive Income.
Stock-Based Compensation
As of March 31, 2006 and December 31, 2005, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans and associated stock options and other equity awards are described more fully in Note 10.
Beginning in 2003, in accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123, (FAS 148) we elected to prospectively apply the fair value method of accounting for stock-based awards issued after December 31, 2002. We accounted for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All other equity awards (deferred stock units and restricted stock), were valued at the grant date and expensed over the vesting period (regardless of when they were granted). Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123) to option awards granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated in the table below for the three months ended March 31, 2005. There is no pro-forma presentation for the three months ended March 31, 2006 as we adopted Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R) as of January 1, 2006, as further discussed below.
Pro-Forma Net Income under FAS 123

Three Months Ended
(In thousands, except share data)	March 31, 2005

Net income, as reported	$60,562
Add: Dividend equivalent right operating expenses under APB 25	1,778
Deduct: Stock option operating income under APB 25	(84)
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(251)

Pro forma net income	$62,005

Earnings per share:
Basic — as reported	$2.49
Basic — pro forma	$2.55
Diluted — as reported	$2.42
Diluted — pro forma	$2.48
For stock options granted as well as other share-based payment awards, we adopted Statement of FAS 123R on January 1, 2006. With the adoption of FAS 123R, the grant date fair value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the Consolidated Statements of Income over the remaining vesting period. At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to non-vested equity awards (stock options, restricted stock, and deferred stock units) that will be expensed over the next four years, over half of which will be recognized in 2006.
The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123R and FAS 123 for the pro forma calculations in the table above. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. The options granted during the first quarter of 2005 had dividend equivalent rights (DERs), and, accordingly, the assumed dividend yield was zero. Options granted during the first quarter of 2006 had no DERs and the assumed dividend yield was 10%. The following table describes the weighted average of assumptions used for calculating the value of options granted during the three months ended March 31, 2006 and 2005. Similar assumptions were used to calculate the pro forma information presented in the table above.
Weighted Average Assumptions used for Valuation of Options under FAS 123R and FAS 123 Granted during period

	Three Months Ended
	March 31,

	2006	2005

Stock price volatility	25.7%	26.4%
Risk free rate of return (Treasury Rate)	4.75%	4.18%
Average life	5 years	5 years
Dividend yield assumptions	10.00%	0.00%

Recent Accounting Pronouncements
On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (DIG B39). DIG B38 addresses an application issue when applying FAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG B39 addresses the conditions in FAS 133, paragraph 13(b), as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG B38 and DIG B39 became effective for us on January 1, 2006. The adoption of DIG B38 and DIG B39 did not have an impact on our financial statements.
In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments, (FAS 155) to amend FAS 133 and FAS 140. This Statement simplifies the accounting for certain hybrid financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and re-measure at fair value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair value with changes in fair value recognized in earnings. FAS 155 becomes effective for us as of January 1, 2007. We believe FAS 155 will not have any material impact on our financial statements.
In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, (FAS 156). This Statement amends FAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires an entity to either (i) recognize servicing assets or servicing liabilities initially at fair value and amortize this value over the period of servicing, or (ii) measure servicing assets or liabilities at fair value at each reporting date with changes in fair value reported in earnings. FAS 156 becomes effective for us as of January 1, 2007. We believe FAS 156 will not have a material impact on our financial statements.
We have recently become aware of a potential technical interpretation of GAAP that differs from our current accounting presentations. We have not changed our accounting treatment for this potential issue. However, if we were to change our current accounting presentations based on this interpretation, we do not believe there would be a material impact on our net income or balance sheets. This issue relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty and whether these transactions create derivatives instead of the acquisition of assets with related financing (which is how we currently present these transactions). This potential technical interpretation of GAAP does not affect the economics of the transactions but may affect how the transactions would be reported in our financial statements. Our cash flows, our liquidity, and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected.
NOTE 3. EARNING ASSETS
As of March 31, 2006 and December 31, 2005 our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our home equity lines of credit (HELOCs) is generally ten years. The original maturity of our commercial real estate loans and commercial real estate securities is generally ten years. The actual maturity is subject to change based on the prepayments of the underlying loans.
For three months ended March 31, 2006 and 2005, the average consolidated balance of earning assets was $15.2 billion, and $24.0 billion, respectively.

Residential Real Estate Loans
We acquire residential real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The following tables summarize the carrying value of residential loans (which include HELOCs) as reported on our Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.
Residential Real Estate Loans Composition between Loans and HELOCs

(In thousands)	March 31,	December 31,
	2006	2005

Loans	$11,827,789	$13,693,833
HELOCs	162,427	180,959

Carrying value	$11,990,216	$13,874,792

Loans held-for-investment are primarily residential real estate loans sold to securitization entities and are consolidated on our Consolidated Balance Sheets. Loans acquired for future sale to sponsored securitization entities are also classified as held-for-investment. Loans held-for-sale are those we anticipate selling to third parties other than Redwood-sponsored securitization entities and are reported at the lower of cost or market value. At March 31, 2006 and December 31, 2005, we had no residential real estate loans classified as loans held-for-sale.
Residential Real Estate Loans Carrying Value

(In thousands)	March 31, 2006	December 31, 2005

	Held-for-	Held-for-
	Investment	Investment

Current face	$11,846,454	$13,719,242
Unamortized premium	166,134	178,206

Amortized cost	12,012,588	13,897,448
Lower of cost or market value adjustments	—	—
Reserve for credit losses	(22,372)	(22,656)

Carrying value	$11,990,216	$13,874,792

We may exercise our right to call ABS issued by entities sponsored by us and subsequently sell the loans to third parties. Once we determine which loans will be sold to third parties and if these sales are not completed by the end of a reporting period, we reclassify held-for-investment loans to held-for-sale loans on our Consolidated Balance Sheets. Our Consolidated Statements of Cash Flows record the proceeds from any principal payments or sales in the same category as our original acquisition was recorded.
Of the $11.8 billion of face and $166 million of unamortized premium on our residential real estate loans at March 31, 2006, $8.5 billion of face and $134 million of unamortized premium relates to loans acquired prior to July 1, 2004. The loans acquired prior to July 1, 2004 had face and unamortized premium balances of $9.9 billion and $142 million at December 31, 2005. For these loans acquired prior to July 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For residential real estate loans acquired after July 1, 2004, the face and unamortized premium was $3.3 billion and $32 million at March 31, 2006 and $3.8 billion and $36 million at December 31, 2005, respectively. For these loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

The following table provides detail of the activity of reported residential real estate loans for the three months ended March 31, 2006 and 2005.
Residential Real Estate Loans Activity

(In thousands)
	Three Months Ended March 31,

	2006	2005

Balance at beginning of period	$13,874,792	$22,504,765
Acquisitions	52,689	832,383
Sales (other than to consolidated ABS trusts)	—	—
Principal repayments	(1,923,420)	(1,555,031)
Transfers to REO	(2,054)	(721)
Net premium amortization	(12,075)	(7,644)
Reversal of (provision for) credit losses, net of charge offs	284	(1,056)
Net recognized gains (losses) and valuation adjustments	—	—

Balance at end of period	$11,990,216	$21,772,696

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
Residential Real Estate Loans Pledged and Unpledged

(In thousands)
	March 31, 2006		December 31, 2005

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$87,217	$87,434	$45,098	$45,299
Pledged for Redwood debt	—	—	—	—
Owned by securitization entities, financed through the issuance of ABS	11,759,237	11,902,782	13,674,144	13,829,493

Values	$11,846,454	$11,990,216	$13,719,242	$13,874,792

Residential Loan Credit-Enhancement Securities
The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets include non-rated, B-rated, and BB-rated residential securities acquired from securitizations sponsored by others. Our residential loan CES provided limited credit enhancement on $181 billion and $170 billion high-quality residential real estate loans securitized by entities not sponsored by us as of March 31, 2006 and December 31, 2005, respectively.
At March 31, 2006, our amortized cost basis of residential loan CES was $594 million. At March 31, 2006, the $49 million difference between our adjusted cost basis and our balance sheet carrying value represented net unrealized market value gains for this portfolio. At December 31, 2005, our amortized cost basis was $554 million and our net unrealized market value gain was $58 million.

The table below presents the face value of residential loan CES, the unamortized discount, and the portion of the discount designated as credit protection, unrealized gains and losses, and the carrying value of residential loan CES.
Residential Loan CES Carrying Value

(In thousands)	March 31, 2006	December 31, 2005
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$1,087,135	$1,035,874
Unamortized discount, net	(118,990)	(126,811)
Discount designated as credit protection	(373,781)	(354,610)

Amortized cost	594,364	554,453
Gross unrealized gains	64,242	74,416
Gross unrealized losses	(14,783)	(16,220)

Carrying value	$643,823	$612,649

The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each residential loan CES. During the three months ended March 31, 2006 and 2005, we re-designated $1.8 million of designated credit protection to unamortized discount to be accreted into income over time (due to strong credit performance and cumulative prepayments on the underlying loans). During the three months ended March 31, 2005, we re-designated $1.3 million of unamortized discount to designated credit protection. The following table presents the changes in our unamortized discount and designated credit protection for the three months ended March 31, 2006 and 2005.
Residential Loan CES Unamortized Discount and Designated Credit Protection

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance of unamortized discount, net, at beginning of period	$126,811	$110,724
Amortization of discount	(13,155)	(8,727)
Calls, sales, and other	903	(12,908)
Re-designation of credit protection to discount	1,822	(1,328)
Acquisitions	2,609	1,644

Balance of unamortized discount, net, at end of period	$118,990	$89,405

Balance of designated credit protection at beginning of period	$354,610	$340,123
Realized credit losses	(2,577)	(1,223)
Calls, sales, and other	(4,710)	(9,612)
Re-designation of credit protection to discount	(1,822)	1,328
Acquisitions	28,280	35,382

Balance of designated credit protection at end of period	$373,781	$365,998

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our variable rate securities, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater then previously expected), the yield over the remaining life of the security may be adjusted upwards over time. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward or we may have an other-than-temporary impairment. For the three months ended March 31, 2006 we did not recognize losses due to other-than-temporary impairments. For the three months ended March 31, 2005, we recognized losses due to other-than-temporary impairments of $0.1 million. These recognized losses are included in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table show the gross unrealized losses, fair value, and length of time that any residential loan CES have been in a continuous unrealized loss position as of March 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.
Residential Loan CES with Unrealized Losses as of March 31, 2006

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Residential loan credit- enhancement securities	$210,285	$(13,112)	$21,017	$(1,671)	$231,302	$(14,783)
The following table provides detail of the activity in our residential loan CES portfolio for the three months ended March 31, 2006 and 2005.
Residential Loan CES Activity

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$612,649	$561,658
Acquisitions	52,822	67,809
Sales (other than to consolidated ABS trusts)	(9,650)	(27,293)
Principal repayments (including calls)	(17,469)	(23,932)
Discount amortization	13,155	8,727
Net unrealized gains (losses)	(8,738)	9,186
Net recognized gains and valuation adjustments	1,054	15,239

Balance at end of period	$643,823	$611,394

Of the $17 million and $24 million of principal pay downs in the three months ended March 31, 2006 and 2005, $0 and $14 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities.
We generally fund the first-loss and second-loss interests of residential CES with equity capital. We generally sell the third-loss interests (and some of the second-loss interests) of the residential loan CES we acquire to securitization entities (Acacia) that re-securitize these assets by issuing ABS. Prior to sale to Acacia, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us. The table below presents information regarding our residential CES pledged under borrowing agreements and securitizations.
Residential Loan CES Pledged and Unpledged

(In thousands)	March 31, 2006	December 31, 2005

Unpledged	$304,829	$276,045
Pledged for Redwood debt	—	35,020
Owned by securitization entities, financed through issuance of ABS	338,994	301,584

Carrying value	$643,823	$612,649

Commercial Real Estate Loans
Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest.

Commercial Real Estate Loans Carrying Value

(In thousands)
	March 31, 2006			December 31, 2005

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

Current face	$8,500	$57,008	$65,508	$—	$70,091	$70,091
Unamortized discount	(78)	(2,122)	(2,200)	—	(2,258)	(2,258)
Discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Reserve for credit losses	—	—	—	—	—	—

Carrying value	$8,422	$46,745	$55,167	$—	$59,692	$59,692

The following table provides detail of the activity of our commercial real estate loan portfolio for the three months ended March 31, 2006 and 2005.
Commercial Real Estate Loans Activity

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$59,692	$54,479
Acquisitions	—	6,732
Principal repayments	(4,583)	(5,267)
Net discount (premium) amortization	93	(30)
Reversal of (provision for) credit losses	(35)	185
Sales (other than to consolidated ABS trusts)	—	—
Net recognized gains and valuation adjustments	—	505

Balance at end of period	$55,167	$56,604

Our goal is to finance our commercial real estate loans with equity or to sell them to securitization entities sponsored by us. During the accumulation of these loans prior to securitization, we may fund some of the loans with short-term borrowings through various financing facilities available to us. The table below presents information regarding our commercial real estate loans pledged under borrowing agreements.
Commercial Real Estate Loans Pledged and Unpledged

(In thousands)
	March 31, 2006		December 31, 2005

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$10,659	$2,151	$15,161	$6,625
Pledged for Redwood debt	—	—	—	—
Owned by securitization entities, financed through issuance of ABS	54,849	53,016	54,930	53,067

Face and carrying values	$65,508	$55,167	$70,091	$59,692

Commercial Loan CES
The commercial loan CES shown on our Consolidated Balance Sheets include non-rated securities acquired from securitizations sponsored by others and a re-REMIC that is a resecuritization of primarily second-loss securities and one first-loss security of other CMBS. Our commercial loan CES, (excluding our interest in the re-REMIC) provided some level of credit enhancement on $28 billion and $26 billion high-quality commercial real estate loans as of March 31, 2006 and December 31, 2005, respectively. The interests we own in the re-REMIC had underlying loans totaling $17 billion at both March 31, 2006 and December 31, 2005, respectively.
As a result of the concentrated credit risk associated with commercial loan CES, we generally are able to acquire these securities at a net discount to their face (principal) value. All or a portion of this discount may be designated as credit protection. In addition, in some cases, our assumed credit losses exceed the amount of the discount. In these cases, we effectively expense a portion of the cash coupon income we receive against amortized cost of the commercial loan CES.

Commercial Loan CES Carrying Value

(In thousands)	March 31, 2006	December 31, 2005
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$198,681	$175,343
Net discount	(140,072)	(122,332)

Amortized cost	58,609	53,011
Gross unrealized gains	8,168	5,706
Gross unrealized losses	(129)	(1,030)

Carrying value	$66,648	$57,687

The following table presents the changes in the net discount for the three months ended March 31, 2006 and 2005.
Commercial Loan CES Net Discount

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Beginning balance of net discount	$122,332	$32,756
Realized credit losses	(2)	—
Amortization	1,276	409
Calls, sales and other	38	—
Acquisitions	16,428	30,162

Ending balance of net discount	$140,072	$63,327

Yields recognized for GAAP purposes for each security vary as a function of credit results, prepayment rates, and, for our variable rate securities, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or there may be an other-than-temporary impairment. For the three months ended March 31, 2006, we recognized losses due to other-than-temporary impairments of $0.1 million. No such losses were recognized during the three months ended March 31, 2005.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP purposes. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated commercial loan CES as of March 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.
Commercial Loan CES with Unrealized Losses as of March 31, 2006

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Commercial loan CES	$3,285	$(129)	$—	$—	$3,285	$(129)

The following table provides detail of the activity in our commercial loan CES portfolio for the three months ended March 31, 2006 and 2005.
Commercial Loan CES Activity

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$57,687	$14,498
Acquisitions	6,911	12,870
Sales (other than to consolidated ABS trusts)	—	—
Principal repayments (including calls)	—	—
Net premium amortization	(1,276)	(409)
Net unrealized gains	3,364	1,611
Net recognized losses and valuation adjustments	(38)	—

Balance at end of period	$66,648	$28,570

We generally fund the commercial loan CES with equity capital. There were no commercial loan CES pledged as collateral at March 31, 2006 and December 31, 2005.
Securities Portfolio
Securities portfolio assets represent investment-grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, CDOs, and REIT corporate debt securities. Also included in this portfolio are below investment-grade commercial mortgage backed securities (except for non-rated securities shown under commercial CES), REIT corporate debt, and various real estate interests in CDOs sponsored by others.
Securities Portfolio Carrying Value

(In thousands)	March 31, 2006	December 31, 2005
	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$1,885,076	$1,810,146
Unamortized discount	(76,566)	(73,548)
Unamortized premium	2,100	3,447
Unamortized premium — interest-only certificates	14,036	14,866

Amortized cost	1,824,646	1,754,911
Gross unrealized gains	14,772	13,200
Gross unrealized losses	(21,790)	(19,530)

Carrying value	$1,817,628	$1,748,581

The following table presents information on the types of securities consolidated on our balance sheets as of March 31, 2006 and December 31, 2005.
Securities Portfolio Asset Types

(In thousands)	March 31, 2006	December 31, 2005

Commercial real estate securities	$317,551	$322,366
Residential prime real estate securities	756,142	690,329
Residential sub prime real estate securities	442,197	442,114
Residential second lien real estate securities	99,950	107,550
REIT corporate debt	31,053	31,569
Real estate CDOs	170,735	154,653

Total	$1,817,628	$1,748,581

At March 31, 2006, non-investment grade securities totaled $183 million, including commercial real estate securities ($160 million), REIT corporate debt ($8 million), and real estate CDOs ($15 million). At December 31, 2005, non-investment grade securities in this portfolio totaled $180 million, including commercial real estate securities ($160 million), REIT corporate debt ($8 million), and real estate CDOs ($12 million).
Other-than-temporary impairments (EITF 99-20) for the three months ended March 31, 2006 and 2005 totaled $3.2 million and $0.4 million, respectively. These other-than-temporary impairments are included as part of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a temporary decline in market values. The following table show the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of March 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.
Securities Portfolio with Unrealized Losses as of March 31, 2006

(In thousands)
	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Securities portfolio	$695,945	$(17,506)	$98,446	$(4,284)	$794,391	$(21,790)
The table below presents changes in the balance of our securities portfolio for the three months ended March 31, 2006 and 2005.
Securities Portfolio Activity

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$1,748,581	$1,380,077
Acquisitions	103,866	168,337
Sales (other than to consolidated ABS trusts)	(3,984)	(12,362)
Principal repayments	(27,614)	(27,070)
Net discount amortization	650	115
Net unrealized losses	(688)	(3,480)
Net recognized losses and valuation adjustments	(3,183)	(240)

Balance at end of period	$1,817,628	$1,505,377

Many of the securities we acquire are subsequently sold to securitization entities (Acacia) that finance their purchases through resecuritization (the issuance of ABS). While we are accumulating securities prior to resecuritization, we may finance some of these securities with equity and short-term borrowings through various financing facilities. The table below presents information regarding our consolidated securities portfolio securities pledged under borrowing agreements and securitizations.
Securities Portfolio Pledged and Unpledged

(In thousands)	March 31, 2006	December 31, 2005

Unpledged	$52,714	$37,493
Pledged for Redwood debt	—	129,406
Owned by securitization entities, financed through the issuance of ABS	1,764,914	1,581,682

Carrying value	$1,817,628	$1,748,581

Net Recognized Gains (Losses) and Valuation Adjustments
Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains (losses) and valuation adjustments reported in income for the three months ended March 31, 2006 and 2005.
Net Recognized Gains (Losses) and Valuation Adjustments

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Realized gains on calls:
Residential loan CES	$—	$7,548
Realized gains on sales:
Commercial real estate loans	—	505
Residential loan CES	1,054	7,725
Securities portfolio	5	117
Valuation adjustments (other-than-temporary impairments)
Residential loan CES	—	(34)
Securities portfolio	(3,188)	(357)
Commercial loan CES	(38)	—
Gains (losses) on interest rate agreements	297	(492)

Net recognized (losses) gains and valuation adjustments	$(1,870)	$15,012

NOTE 4.	RESERVES FOR CREDIT LOSSES
We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated residential and commercial real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets.
Delinquencies in our consolidated residential real estate loans were $50 million and $37 million as of March 31, 2006 and December 31, 2005, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loans, delinquencies stood at 0.42% and 0.27% of our current loan balances as of March 31, 2006 and December 31, 2005, respectively.
Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We generally accrue interest on delinquent loans to the extent cash is received; any potential loss is included in our credit reserve. When a loan becomes REO, we estimate the specific loss, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest) and charge this specific estimated loss against the reserve for credit losses. A majority of the loans consolidated on our balance sheet have interest-only (IO) payments for an initial term. Any increased credit risk that these loans may contain is reflected in our analysis and determination of the appropriate credit reserves.
The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three months ended March 31, 2006 and 2005.
Residential Real Estate Loans

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$22,656	$23,396
Provision for credit losses	141	1,210
Charge-offs	(425)	(154)

Balance at end of period	$22,372	$24,452

We had no delinquent commercial real estate loans as of March 31, 2006 and December 31, 2005. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three months ended March 31, 2006 and 2005.
Commercial Real Estate Loans

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$—	$500
Reversal of credit losses	35	(185)
Charge-offs	(35)	(315)

Balance at end of period	$—	$—

Reserve for Deferred Interest
For negatively amortizing loans we credit-enhance, we intend to recognize interest income when we receive the cash — either currently, or at a later date, according to the terms of the loan.
A few of the securities in our residential loan CES and securities portfolio are backed by negative amortization loans. To the extent we own any first- or second-loss securities with underlying loans that do not make the fully amortized payment, we do not recognize the unpaid interest amount as income. That is, we only recognize the actual interest paid and we establish a reserve for the amounts the loans negatively amortize. These reserves are netted against our accrued interest receivable. During the first quarter of 2006, we did not recognize $0.8 million of interest income on these securities. We did not provide for a reserve for these securities for the three months ended March 31, 2005 as these securities were not significant. At March 31, 2006, the outstanding reserve was $1.6 million.
One of the commercial loans we own began deferring interest payments in the first quarter of 2006 and we will receive these amounts at a later date. Consistent with our accounting practice on negatively amortizing loans, we did not recognized the $0.2 million of interest accrued on this loan, but not yet paid.
NOTE 5. INTEREST RATE AGREEMENTS
We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchase commitments.
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
We incur credit risk to the extent that the counterparties to the interest rate agreements do not perform their obligations under the interest rate agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the interest rate agreement. In order to mitigate this risk, we only enter into interest rate agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated AA or higher. Furthermore, we generally enter into interest rate agreements with several different counterparties in order to diversify our credit risk exposure and maintain margin accounts with them in case of default.
We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of March 31, 2006 and December 31, 2005, the net fair value of interest rate agreements was $47.3 million and $30.7 million, respectively and are summarized in the table below. Our total unrealized gain included in accumulated other comprehensive income on interest rate agreements was $31.1 million and $17.2 million at March 31, 2006 and December 31, 2005, respectively.
Interest Rate Agreements

(In thousands)
	March 31, 2006			December 31, 2005

	Fair	Notional	Credit	Fair	Notional	Credit
	Value	Amount	Exposure	Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,702	$116,400	$—	$1,913	$116,400	$—
Interest rate caps sold	(231)	(65,000)	—	(239)	(65,000)	—
Interest rate corridors purchased	—	1,018,892	—	—	1,059,851	—
Interest rate swaps	315	103,342	—	148	80,400	—
Cash Flow Hedges
Interest rate swaps	45,519	4,393,078	(2,131)	28,891	5,399,653	(2,672)

Total Interest Rate Agreements	$47,305	$5,566,712	$(2,131)	$30,713	$6,591,304	$(2,672)

The following table depicts the amounts included in interest expense and net recognized gains (losses) and valuation adjustments activity for the three months ended March 31, 2006 and 2005 for our interest rate agreements. This is followed by an explanation of each of the components presented.
Interest Rate Agreements

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Net Amounts Credited to (Included in) Interest Expense for Cash Flow Hedges
Realized net gains (losses) reclassified from other comprehensive income	$266	$(117)
Realized net gains due to net ineffective portion of hedges	483	396
Net cash receipts on interest rate swaps	2,231	1,190

Total	$2,980	$1,469

Net Recognized Gains (Losses) and Valuation Adjustments
Realized net gains (losses) on trading instruments	$297	$(492)

We did not elect hedge accounting treatment for some of our existing interest rate agreements and these are accounted for as “trading” instruments. Thus, changes in the market value of these interest rate agreements and associated income and expenses are reported through our earnings and appear in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income. For the three months ended March 31, 2006 and 2005, the amount of market value changes associated with interest rate agreements accounted for as trading instruments totaled positive $0.3 million and negative $0.5 million, respectively.
We have elected cash flow hedging treatment for most of our existing interest rate agreements. For these interest rate agreements, the ineffective portion of the hedging derivative is recognized immediately in earnings. We anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. We use the dollar-offset method to determine the amount of ineffectiveness. For the three months ended March 31, 2006 and 2005, the amount of ineffectiveness was $0.5 million, and $0.4 million, respectively. This is included in interest expense in our Consolidated Statements of Income.

The effective portion of the change in the fair value of an interest rate agreement designated as a cash flow hedge is recorded in accumulated other comprehensive income. For reasons discussed below, there are certain balances that may be reclassified into our Consolidated Statements of Income over time. For the three months ended March 31, 2006 and 2005, the amount reclassified from other comprehensive income to interest expense totaled positive $0.3 million and negative $0.1 million, respectively.
Should we choose to terminate a cash flow hedge, the value of that hedge will be reclassified from accumulated other comprehensive income into earnings over time. The timing of the reclassification will depend on the status of the hedged or forecasted transaction. If the hedged transaction no longer exists, or the forecasted transaction is no longer expected to occur, then the reclassification occurs immediately. During the three months ended March 31, 2006 and 2005, no such events occurred. If the hedged transaction still exists, or the forecasted transaction is still expected to occur, then the reclassification occurs over the original period of such transaction. To date we have terminated several cash flow hedges where the hedged transaction still exists or is still expected to occur. As a result, included in accumulated other comprehensive income at March 31, 2006, was a net gain balance of $2.6 million related to these terminated cash flow hedges to be reclassified into earnings over the original period of the transaction. This net gain consisted of $8.5 million of hedges terminated at a gain and $5.9 million of hedges terminated at a loss. At March 31, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions is ten years, and all forecasted transactions are expected to occur within the next year. Of this net amount of $2.6 million, a net of $0.1 million will be recognized as interest income on our Consolidated Statements of Income over the next twelve months.
Also included in our interest expense in our Consolidated Statements of Income is the net cash receipts on interest rate agreements designated as cash flow hedges. For the three months ended March 31, 2006 and 2005, the net cash receipts credited to interest expense totaled $2.2 million and $1.2 million, respectively.

NOTE 6.	SHORT-TERM DEBT
Redwood debt is currently all short-term debt, although at March 31, 2006 we had no outstanding debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. We also have a $10 million unsecured line of credit available and have a commercial paper facility (discussed below). The table below summarizes Redwood debt by collateral type as of March 31, 2006 and December 31, 2005.
Redwood Debt

(In thousands)
	March 31, 2006			December 31, 2005

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity

Residential real estate loan collateral	$—	—	—	$—	—	—
Residential loan CES collateral	—	—	—	38,707	4.99%	73
Commercial real estate loan collateral	—	—	—	—	—	—
Commercial loan CES collateral	—	—	—	—	—	—
Securities portfolio collateral	—	—	—	131,000	5.07%	73

Total Redwood debt	$—	—	—	$169,707	5.05%	73

For the three months ended March 31, 2006 and 2005, the average balance of Redwood debt was $0.1 billion and $0.3 billion, respectively with a weighted-average interest cost of 6.11%, and 3.93%, respectively. At March 31, 2006 and December 31, 2005, accrued interest payable on Redwood debt was $0 and $1.0 million, respectively.

As of March 31, 2006 and December 31, 2005, Redwood debt had the following remaining maturities.
Redwood Debt

(In thousands)	March 31, 2006	December 31, 2005

Within 30 days	$—	$—
31 to 90 days	—	169,707
Over 90 days	—	—

Total Redwood debt	$—	$169,707

In 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support. This facility has a three-year term. As of March 31, 2006 there was no commercial paper outstanding.
We have uncommitted facilities available with several banks and major investment banking firms for financing residential and commercial real estate securities and loans. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in market values from time to time under these agreements. The table below summarizes the outstanding balances as of March 31, 2006 and December 31, 2005 by collateral type.
Redwood Debt

(In thousands)
	March 31, 2006

	Number
	of
	Facilities	Outstanding	Limit	Maturity

Facilities by Collateral
Real Estate Loans	4	$—	$1,800,000	9/06-1/07
Real Estate Securities	1	—	300,000	9/06
Unsecured Line of Credit	1	—	10,000	8/06
Madrona Commercial Paper Facility	1	—	300,000	4/08

Total Facilities	7	$—	$2,410,000

	December 31, 2005

	Number
	of
	Facilities	Outstanding	Limit	Maturity

Facilities by Collateral
Real Estate Loans	4	$—	$1,800,000	1/06-9/06
Real Estate Securities	1	169,707	300,000	3/06
Unsecured Line of Credit	1	—	10,000	8/06
Madrona Commercial Paper Facility	1	—	300,000	4/08

Total Facilities	7	$169,707	$2,410,000

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. It is our intent to renew committed and uncommitted facilities and pursue additional facilities and other types of financing as needed.

NOTE 7.	ASSET-BACKED SECURITIES ISSUED
Securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the ABS is indexed to one-, three- or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS (IO) securities issued have a fixed spread, while others earn a coupon based on the spread between collateral owned and the ABS issued by the securitized entity. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.
The components of ABS issued by consolidated securitization entities as of March 31, 2006 and December 31, 2005, along with other selected information, are summarized in the table below.
Asset-Backed Securities Issued

(In thousands)	March 31, 2006	December 31, 2005

Sequoia ABS issued — certificates with principal value	11,361,138	13,246,343
Sequoia ABS issued — interest-only certificates	123,761	142,788
Acacia ABS issued	2,417,228	2,165,840
Commercial ABS issued	4,250	4,250
Madrona ABS issued	5,400	5,400
Unamortized premium on ABS	18,130	20,656

Total consolidated ABS issued	$13,929,907	$15,585,277

Range of weighted average interest rates, by series — Sequoia	4.49% to 5.64%	4.23% to 5.65%
Stated Sequoia maturities	2007 - 2035	2007 - 2035
Number of Sequoia series	42	42
Range of weighted average interest rates, by series — Acacia	5.04% - 5.82%	4.32% - 5.40%
Stated Acacia maturities	2023 - 2046	2023 - 2046
Number of Acacia series	9	8
Weighted average interest rates — Commercial	12.00%	12.00%
Stated commercial maturities	2009	2009
Number of commercial series	1	1
The following table summarizes the accrued interest payable on ABS issued as of March 31, 2006 and December 31, 2005.
Accrued Interest Payable on Asset-Backed Securities Issued

(In thousands)	March 31, 2006	December 31, 2005

Sequoia	$24,436	$26,225
Acacia	18,922	13,778
Commercial	44	44

Total accrued interest payable on ABS issued	$43,402	$40,047

The ABS issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. Residential real estate loan collateral consists primarily of conventional, 25- or 30-year, adjustable-rate and hybrid residential real estate loans secured by first liens on one- to four-family residential properties. HELOC collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by residential and commercial real estate securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities appear on our Consolidated Balance Sheets. The Madrona ABS issued represents a form of additional credit support potentially available to the purchasers of the commercial paper.

Sequoia entities did not issue any ABS during the three months ended March 31, 2006. During the three months ended March 31, 2005, Sequoia entities issued $0.8 billion of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans. During both the three months ended March 31, 2006 and 2005, Acacia entities issued $0.3 billion of Acacia ABS. No commercial ABS issuances or payoffs occurred during the three months ended March 31, 2006. During the three months ended March 31, 2005, we issued $4.3 million of commercial ABS and paid off commercial ABS in full of $4.0 million.
The carrying value components of the collateral for ABS issued and outstanding as of March 31, 2006 and December 31, 2005 are summarized in the table below:
Collateral for Asset-Backed Securities Issued

(In thousands)	March 31,	December 31,
	2006	2005

Residential real estate loans	$11,902,782	$13,829,493
Residential loan CES	338,994	301,584
Commercial real estate loans	53,016	53,067
Securities portfolio securities	1,764,914	1,581,682
Real estate owned (REO)	4,031	2,589
Restricted cash owned by consolidated securitization entities	131,171	70,276
Accrued interest receivable	68,402	71,850

Total collateral for ABS issued	$14,263,310	$15,910,541

At March 31, 2006, $46 million of the $131 million of restricted cash represented cash received from the issuance of Acacia CDO 9 ABS that had yet to be invested in residential and commercial real estate securities. The remaining balance at March 31, 2006 of $85 million and the total of $72 million at December 31, 2005 represented principal and interest due to owners of ABS issued by securitization entities, cash pledged as collateral on interest rate agreements and cash held back from borrowers until certain loan agreement requirements were met.
NOTE 8. TAXES
A REIT can, for tax purposes, deduct dividends paid from REIT taxable income, and thus effectively reduce or eliminate corporate-level income taxes on REIT income. A REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We currently plan to retain up to 10% of our 2006 REIT ordinary taxable income (as we did in 2005) and will be subject to corporate level income taxes on any retained income for the 2006 calendar tax year. We plan to distribute any capital gains income (income generated from calls and sales) we generate to allow our stockholders to potentially take advantage of a lower tax rate on those distributions. As of March 31, 2006, we had met all of the dividend distribution requirements of a REIT.
The statutory combined Federal and state corporate tax rate is 41%. This rate is applied to the amount of estimated REIT taxable income retained and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less than the statutory combined rate as we are allowed to deduct dividend distributions. In addition, there are some permanent and temporary differences (including accounting for securitizations, stock options, other employee compensation expenses) between GAAP income and taxable income that result in changes in our effective rate from the statutory rates.

The following table summarizes the tax provisions for Redwood REIT and Holdings for the three months ended March 31, 2006 and 2005.
Provision for Income Tax

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Current Tax Provision:
Redwood REIT — Federal	$1,300	$1,100
Holdings — Federal	400	410
State unitary (Redwood and Holdings)	542	770

Total current tax provision	2,242	2,280

Deferred tax provision:
Holdings deferred tax provision	518	2,397

Total provision for income tax	$2,760	$4,677

The Redwood REIT Federal tax provision for corporate income tax is estimated based on the amount of REIT ordinary income we permanently retained, or plan to retain. Holdings deferred tax provisions are attributable to temporary differences between GAAP and tax accounting treatments on securitization gains and the utilization of prior period deferred tax assets.
As of March 31, 2006 and December 31, 2005, Holdings had deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if revised estimates of future taxable income during the carry forward periods are lower than expectations.
Deferred Tax Assets

(In thousands)	March 31, 2006	December 31, 2005

Net operating loss carry forward — Federal	$—	$—
Net operating loss carry forward — State	687	725
Capital loss carry forward	14	—
Real estate assets	1,900	1,970
Gains from Sequoia securitizations	1,890	2,536
State credit carry forward	229	229
Negative amortization loan reserve	78	—
Interest rate agreements	367	224

Total deferred tax assets	$5,165	$5,684
Valuation allowance	(299)	(300)

Total benefited deferred tax assets	$4,866	$5,384

Holdings’ state NOLs were $9.6 million and $10.1 million at March 31, 2006 and December 31, 2005, respectively. These state NOLs will expire by 2012, if not utilized.
Under the Internal Revenue Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2005 that were paid in January 2006 are considered taxable income to stockholders in 2005 (the year declared).
Our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, were less than 85% of our estimated 2005 REIT taxable income. This resulted in a 4% excise tax provision on the shortfall. We anticipate following a similar pattern in 2006. For both the three months ended March 31, 2006 and 2005, we provided for excise tax of $0.3 million, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of March 31, 2006 and December 31, 2005, accrued excise tax payable was $0.3 million and $1.2 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.
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
The following table presents the carrying values and estimated fair values of our financial instruments as of March 31, 2006 and December 31, 2005.
Fair Value of Financial Instruments

(In thousands)
	March 31, 2006		December 31, 2005

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

ASSETS
Real estate loans
Residential real estate loans: held-for-investment	$11,990,216	$11,898,483	$13,874,792	$13,794,513
Commercial real estate loans: held-for-investment	$46,745	$47,975	$59,692	$61,196
Commercial real estate loans: held-for-sale	$8,422	$8,422	$—	$—
Real estate loan securities:
Residential loan credit-enhancement securities: available-for-sale	$643,823	$643,823	$612,649	$612,649
Commercial loan credit-enhancement securities, available-for-sale	$66,648	$66,648	$57,687	$57,687
Securities portfolio: available-for-sale	$1,817,628	$1,817,628	$1,748,581	$1,748,581
Interest rate agreements	$47,642	$47,642	$31,220	$31,220
Cash and cash equivalents	$85,466	$85,466	$175,885	$175,885
Restricted cash	$131,171	$131,171	$72,421	$72,421
Accrued interest receivable	$73,418	$73,418	$76,469	$76,469
LIABILITIES
Redwood debt	$—	$—	$169,707	$169,707
ABS issued	$13,929,907	$13,878,161	$15,585,277	$15,519,383
Interest rate agreements	$337	$337	$507	$507
Accrued interest payable	$43,402	$43,402	$41,027	$41,027
Methodologies we use to estimate fair market values for various asset types are described below.
Real estate loans

•	Residential loan and HELOC fair values are determined by available market quotes and discounted cash flow analyses and are confirmed by third party/dealer pricing indications.
•	Commercial loan fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.

Real estate securities

•	Residential and commercial real estate securities fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.
Interest rate agreements

•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.
Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
Restricted cash

•	Includes interest earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
Accrued interest receivable and payable

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.
Asset-backed securities issued

•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.
Commitments to purchase

•	The fair values of purchase commitments were negligible and are thus not listed in this table. See Note 11 for a further discussion of our commitments.

NOTE 10.	STOCKHOLDERS’ EQUITY
Stock Option Plan
In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (ISP) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2004. The ISP authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the ISP. The ISP has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. As of March 31, 2006 and December 31, 2005, 212,351 and 315,866 shares of common stock, respectively, were available for grant.
ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both March 31, 2006 and December 31, 2005,

551,697 ISOs had been granted. The exercise price for ISOs granted under the ISP may not be less than the fair market value of shares of common stock at the time the ISO is granted.
DERs
Redwood has granted stock options that accrue and pay cash or stock DERs. Cash DERs per applicable option are cash payments made that are equal to the per share dividends paid on common stock to our shareholders. In 2005 and earlier, prior to our adoption of FAS 123R on January 1, 2006, we expensed the cash DERs paid on options granted prior to January 1, 2003. These expenses were included in operating expenses in our Consolidated Statements of Income for the years 2005 and earlier. For the three months ended March 31, 2005, we accrued cash DER expenses of $1.8 million. For 2005 and earlier years, stock options granted between January 1, 2003 and December 31, 2005 that provided for cash DERs were accounted for under the provisions of FAS 123; thus, there are no DER expenses associated with these options as future DERs were included in the valuation of the stock options at the grant date. For the three months ended March 31, 2005, we accrued stock option expenses of $0.4 million. With the adoption of FAS 123R on January 1, 2006, the grant date fair value of all remaining unvested stock options are expensed on the Consolidated Statements of Income over the remaining vesting period of each option. For the three months ended March 31, 2006, stock option expense of $0.6 million was recorded on our Consolidated Statements of Income. As of March 31, 2006, there was $2.8 million of unrecognized compensation cost related to nonvested stock options. These costs will be expensed over a weighted-average period of 1.5 years. As of March 31, 2006 and December 31, 2005, there were 1,394,303 and 1,491,403 unexercised options with cash DERs, respectively. As of March 31, 2006 and December 31, 2005, there were 113,654 and 57,009 of unexercised options with no DERs, respectively. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all reported periods.
Stock DERs represent shares of stock that are issuable when the holders exercise the underlying stock options, the amount of which is based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. In November 2005, all options with stock DERs were converted to options with cash DERs to comply with Internal Revenue Code Section 409A deferred compensation rules. At March 31, 2006 and December 31, 2005, there were no unexercised options with stock DERs. For the three months ended March 31, 2005, income of $0.1 million was recorded related to stock options with stock DERs for awards that were considered variable awards under APB 25.
A summary of the stock option activity during the three months ended March 31, 2006 and 2005 is presented below. Note 2 provides a discussion on the assumptions used to value stock options at the grant date.
Stock Option Activity

	Three Months Ended March 31,

	2006		2005

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock Options
Outstanding options at beginning of period	1,548,412	$32.60	1,624,465	$26.75
Options granted	33,871	41.09	2,000	51.30
Options exercised	(39,420)	23.81	(15,640)	14.60
Options forfeited	(34,906)	41.07	(2,972)	31.38
Stock dividend equivalent rights earned	—	—	4,576	—

Outstanding options at end of period	1,507,957	$33.19	1,612,429	$31.88

Options exercisable at period-end	1,244,756	$29.85	1,115,506	$26.90
Weighted average fair value of options granted during the period	$3.41		$16.18

The following table summarizes information about stock options outstanding at March 31, 2006.
Stock Option Exercise Prices as of March 31, 2006

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining
Exercise	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price

$10 to $20	351,783	3.43	$12.75	351,783	$12.75
$20 to $30	389,059	4.45	$24.17	335,251	$23.70
$30 to $40	266,460	1.15	$37.49	259,064	$37.51
$40 to $50	131,312	3.07	$44.37	130,981	$44.38
$50 to $60	368,542	7.89	$55.08	166,876	$54.80
$60 to $63	801	6.37	$62.54	801	$62.54

$ 0 to $63	1,507,957	4.35	$33.19	1,244,756	$29.85

Restricted Stock
As of March 31, 2006 and December 31, 2005, 18,070 and 21,038 shares, respectively, of restricted stock were outstanding. For the three months ended March 31, 2006 and 2005, no restricted stock was granted. During the three months ended March 31, 2006 and 2005, restrictions on 972 and 1,750 shares lapsed, respectively. Restrictions on the remaining shares of outstanding restricted stock lapse through January 1, 2009. The cost of these grants are amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans; (FIN 28). Amortization expense of restricted stock awards totaled $75,000 and $18,000, for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $0.6 million of unrecognized compensation cost related to nonvested restricted stock. This cost will be recognized over a weighted average period of 1.3 years.
Restricted Stock Outstanding

	Three Months Ended March 31,

		Weighted Average		Weighted Average
	2006	Exercise Price	2005	Exercise Price

Restricted stock outstanding at the beginning of period	21,038	$45.96	5,912	$45.47
Restricted stock granted	—	—	—	—
Stock for which restrictions lapsed	(972)	53.74	(1,750)	18.62
Restricted stock forfeited	(1,996)	45.03	(331)	55.96

Restricted stock outstanding at end of period	18,070	$45.65	3,831	$56.83

Deferred Stock Units
The ISP allows for the granting of Deferred Stock Units (DSUs). These are discussed below.
Executive Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 Redwood Trust, Inc. Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three months ended March 31, 2006 and 2005, deferrals of $1.4 million and $0.3 million, respectively, were made under the EDCP. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds or the AFR. For both the three months ended

March 31, 2006 and 2005, accrued interest of $0.3 million was credited to participants under the EDCP. During the three months ended March 31, 2006, DSUs of $0.2 million were purchased. There were no withdrawals made from the EDCP during the three months ended March 31, 2006 and 2005.
The following table provides detail on changes in participants’ accounts in the EDCP for the three months ended March 31, 2006 and 2005.
EDCP Activity

(In thousands)
	Three Months Ended
	March 31,

	2006	2005

Participants’ deferrals	$1,366	$307
Accrued interest earned in EDCP	296	343
Purchase of DSUs	(241)	—
Participants’ withdrawals	—	—

Net change in participants’ equity	$1,421	$650

Balance at beginning of period	$7,005	$4,928
Balance at end of period	$8,426	$5,578
The following table provides detail on the financial position of the EDCP at March 31, 2006 and December 31, 2005.
Net Assets Available for EDCP Participant Benefits

(In thousands)	March 31, 2006	December 31, 2005

Cash Accounts
Participants’ deferrals	$5,199	$4,064
Accrued interest credited	3,227	2,941

Net assets available for participants’ benefit	$8,426	$7,005

Deferred Stock Units
For the three months ended March 31, 2006 and 2005, 72,995 and 12,791 DSUs, respectively, were granted through deferrals under the ISP, which represented values of $3.0 million and $0.7 million at the time of the grants, respectively. There were no forfeitures of DSUs during the three months ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005, 491,121 and 418,126, of DSUs were outstanding, respectively. As of March 31, 2006 and December 31, 2005, the number of vested DSUs in the EDCP was 132,743 and 44,981, respectively. Restrictions on the remaining shares of outstanding DSUs lapse through January 1, 2010. As of March 31, 2006, there was $13.2 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of 1.4 years, as DSUs vest. Amortization expense of DSUs totaled $2.0 million and $0.2 million during the three months ended March 31, 2006 and 2005, respectively.
The tables below provide summaries of the balance and activities of the DSUs in the EDCP.
Deferred Stock Units

(In thousands)	March 31, 2006	December 31, 2005

Value of DSUs at grant	$22,211	$19,199
Participant forfeitures	(110)	(110)
Change in value at period end since date of grant	(826)	(1,837)

Value of DSUs at end of period	$21,275	$17,252

Deferred Stock Units Activity

(In thousands, except unit amounts)
	Three Months Ended March 31,

	2006			2005

			Weighted-			Weighted-
			Average			Average
		Fair	Grant Date		Fair	Grant Date
	Units	Value	Fair Value	Units	Value	Fair Value

Balance at beginning of period	418,126	$17,252	$45.65	92,161	$5,722	$50.52
Transfer in of DSUs (value of grants)	72,995	3,012	41.26	12,791	731	57.17
Change in valuation during period	—	1,011	—	—	(1,082)	—
Participant forfeitures	—	—	—	—	—	—

Net change during period	72,995	4,023	—	12,791	(351)	—

Balance at end of period	491,121	$21,275	$45.00	104,952	$5,371	$51.33

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
The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of March 31, 2006, 26,321 shares have been purchased. For the three months ended March 31, 2006 and 2005, employees acquired an aggregate of 2,706 and 1,294 shares of common stock, respectively, at an average purchase price of $35.07 and $43.50, per share, respectively. As of March 31, 2006 and December 31, 2005, there remained a negligible amount of uninvested employee contributions in the ESPP.
Employee Stock Purchase Plan Activity

(In thousands)
	For the Three
	Months Ended
	March 31,

	2006	2005

Balance at beginning of period	$13	$—
Transfer in of participants’ payroll deductions from the ESPP	87	56
Cost of common stock issued to participants under the terms of the ESPP	(95)	(56)

Net change in participants’ equity	(8)	—

Balance at end of period	$5	$—

Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of March 31, 2006 and December 31, 2005, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.
Direct Stock Purchase and Dividend Reinvestment Plan
For the three months ended March 31, 2006 and 2005, we issued 209,653 and 344,755 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $8.7 million and $19.2 million, respectively.

Equity Offerings
We did not complete any secondary equity offerings during the three months ended March 31, 2006 and 2005.
Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income on our Consolidated Balance Sheets. These adjustments affect our book value but not our net income. As of March 31, 2006 and December 31, 2005, we reported net accumulated other comprehensive income of $81.6 million and $73.7 million, respectively. Changes in this account reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, and amortization of realized gains or losses on our interest rate agreements.
The following table provides reconciliation of accumulated other comprehensive income as of March 31, 2006 and December 31, 2005.
Accumulated Other Comprehensive Income

(In thousands)	March 31, 2006	December 31, 2005

Net unrealized gains (losses) on available-for-sale securities:
Residential loan CES	$49,460	$58,196
Commercial loan CES	8,039	4,676
Securities portfolio	(7,018)	(6,330)

Total available-for-sale securities	50,481	56,542
Net unrealized gains on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	31,110	17,189

Total accumulated other comprehensive income	$81,591	$73,731

NOTE 11. COMMITMENTS AND CONTINGENCIES
As of March 31, 2006, we were obligated under non-cancelable operating leases with expiration dates through 2013 for $5.5 million. The majority of the future lease payments are related to the operating lease for our executive offices to which we relocated in 2003 and signed a ten-year lease. The total lease payments to be made over the ten-year period, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the ten-year period. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at March 31, 2006 was $2.0 million. Also included in the future lease commitments below are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in 2003. Remaining payments related to this lease are $0.1 million. The anticipated sublease payments are not included in the table below.
Future Lease Commitments by Year

(In thousands)	March 31, 2006

2006 (last nine months)	683
2007	751
2008	688
2009	703
2010	703
2011 and thereafter	1,951

Total	$5,479

As of March 31, 2006, there were no pending legal proceedings to which we were a party or to which any of our properties were subject.

The table below shows our commitments to purchase loans and securities as of March 31, 2006. The loan purchase commitments represent derivative instruments under FAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). The fair value of these commitments was negligible as of March 31, 2006.
Commitments to Purchase

(In thousands)	March 31, 2006

Residential real estate loans	$5,848
Securities portfolio securities	5,000

Total	$10,848

In November 2005, the Company entered into an agreement to purchase certain certificates in a commercial mortgage loan securitization to be issued by a certain entity. We anticipate that this will require us to purchase up to 50% of any BB+ and lower grade certificates issued by this entity, on up to $300 million of loan collateral, pursuant to the underwriting criteria set forth in the agreement. As of March 31, 2006, there were approximately $41 million of commercial mortgage loans originated, but not yet securitized under this agreement. Additionally, we may be required to purchase at least 50% of a third party’s junior participation interest in this securitization, under certain circumstances (primarily where underlying loan collateral is required to be repurchased due to poor loan performance). As of March 31, 2006, we have not been required to purchase any junior participation interest; all loans funded to date are performing as expected.
NOTE 12. RECENT DEVELOPMENTS
In April 2006, $1.2 million of principal value residential loan CES were called, for estimated gains of $0.6 million.
During the second quarter through May 3, 2006, we purchased or committed to purchase $2 million residential real estate loans, $34 million residential loan CES ($11 million to be funded with equity and $23 million on behalf of Acacia), $9 million commercial loan CES, and $96 million other residential and commercial real estate loan securities.
During the second quarter through May 3, 2006, we sold other commercial and residential real estate securities with a principal value of $14 million. We will recognize losses on these sales of $0.4 million. Additionally, we sold one commercial real estate loan with a principal value of $9 million. In conjunction with this sale, commercial ABS of $4 million principal value was paid-off. We will recognize no gains or losses on this transaction. Any gains or losses will be through net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income.
During the second quarter of 2006, we exercised our option to call Acacia CDO 2, which we sponsored in 2003. We plan to sell or re-securitize the collateral.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission (SEC), including Forms 10-K, 10-Q, and 8-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned, or discussed in, or incorporated by reference into, this Form 10-Q might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections.

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
          SUMMARY AND OUTLOOK

Our primary source of revenue is interest income paid to us from the securities and loans we own, which in turn consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. Our primary product focus is credit-enhancing residential and commercial loans that are high quality. “High quality” means real estate loans that typically have features such as relatively lower loan-to-value ratios, borrowers with strong credit histories, and other indications of the likelihood the loan will be paid off or the value of the collateral will be sufficient to pay the loan in full, relative to the range of loans within U.S. real estate markets as a whole. We currently sponsor the securitization through our Sequoia program of all the residential real estate loans we acquire. We also sponsor the re-securitization through our Acacia CDO (collateralized debt obligations) program of investment-grade (and, to a lesser degree, non-investment grade) real estate securities. We seek to invest in assets that have the potential to provide for high cash flow returns over a long period of time to help support our goal of maintaining steady dividends over time.

Our reported GAAP net income was $28 million ($1.09 per share) for the first quarter of 2006. In the first quarter of 2005, GAAP net income was $61 million ($2.42 per share). Our results for 2006 were not as strong as the results we achieved in 2005, but are still at a level that we consider acceptable. Our GAAP return on equity was 12% for the first quarter of 2006 compared to 27% for the first quarter of 2005. Better than expected credit results on the loans we credit-enhance has been the primary driver of our continued strong earnings results. For the residential real estate loans we credit-enhance, delinquencies remain at historically low levels and annual credit losses continue to be less than one basis point (0.01%) of the current balance of these loans. Credit results for the commercial real estate loans we credit-enhance have also been excellent.

Table 1 Net Income

(In thousands)
	Three Months Ended March 31,

	2006	2005

Total interest income	$225,449	$237,166
Total interest expense	(180,702)	(175,967)

Net interest income	44,747	61,199
Operating expenses	(12,102)	(10,972)
Net recognized gains (losses) and valuation adjustments	(1,870)	15,012
Provision for income taxes	(2,760)	(4,677)

Net income	$28,015	$60,562

Diluted Common Shares	25,702,730	25,020,932
Net income per share	$1.09	$2.42

We declared regular quarterly dividends of $0.70 per share in both the first quarter of 2006 and 2005. We intend to declare and distribute the remainder of our 2005 REIT taxable income as regularly quarterly dividends by September 2006. We expect to permanently retain approximately 10% of the ordinary real estate investment trust (REIT) taxable income we earn during 2006. We also plan to retain the after-tax profits earned in our non-REIT subsidiaries. In addition, we plan to defer the distribution of a portion of our 2006 income, so that it will be distributed by September 2007. These are similar actions to those we have taken in recent years.

Our net discount on all consolidated residential and commercial real estate loans and securities (adjustable, fixed, and hybrid) is $650 million, or $25.62 per share outstanding, at March 31, 2006. The net discount at March 31, 2006 was $457 million, or $18.00 per share, on residential real estate assets and was $193 million, or $7.62 per share, on commercial real estate assets. We will realize this $650 million net discount as income (for the most part, over the next seven years) to the extent it is not diminished by credit losses. This income would be in addition to the coupon income and other income we earn on an ongoing basis. Faster prepayments result in our realizing this income more quickly.

The health of the real estate industry is cyclical. The tremendous growth in residential real estate prices appears to be slowing. We believe it is probable that residential real estate fundamentals may deteriorate over the next two years, causing our credit losses to increase but also reducing acquisition prices for the assets we seek to buy. As a result, our current plan, which is subject to change, is to invest our excess capital ($174 million at March 31, 2006) steadily over the next two years so that we maintain reduced risk levels while also maintaining cash to take advantage of potential opportunities to acquire cheaper assets. We will likely modify this plan as the market environment changes. Nevertheless, as a result of this general plan of action, it is likely that we will continue to have relatively high cash balances for some time. Our strong balance sheet, including these cash balances as well as low levels of Redwood debt, will be particularly helpful in the event that real estate credit fundamentals deteriorate significantly.

Our mortgage conduit’s residential loan securitization business is in transition. In 2005 and prior years, we generated attractive levels of economic gains (measured by our taxable gain on sale through securitization) by acquiring high-quality one- and six-month LIBOR adjustable-rate residential loans from originators, selling the loans to Sequoia securitization entities, and then sponsoring Sequoia securitizations of these loans. In today’s flat to inverted yield curve environment, however, adjustable rate mortgages (ARMs) indexed to London Inter-Bank Offered Rate (LIBOR) are not an attractive option for homeowners, causing origination volume of this product to decrease dramatically. In addition, several Wall Street firms have entered the residential conduit business, increasing competition and reducing securitization gain-on-sale opportunities.

We are responding to these changes by broadening our residential conduit’s product line (both in terms of product type and loan quality characteristics) and by expanding our mortgage originator customer base. We are focusing on market areas and relationships where we believe we have, or can develop, a competitive advantage. We expect our residential conduit business will break even economically this year while also not absorbing much capital. Even at break-even levels, our residential conduit brings multiple benefits to our business as a whole and is an excellent source of assets for us to invest in. In the longer term, we expect our residential conduit to develop in a manner that will once again generate attractive returns for our shareholders.

We continue to be large and active investors in the market for residential credit-enhancement securities created by others, and we continue to allocate the greater part of our capital to these assets.

We are continuing to build our business of credit-enhancing securitized commercial real estate loans. In the first quarter of 2006, we acted, for the first time, as the lead buyer of credit-enhancement securities for a new CMBS issuance. This event marked a significant milestone in the development of our commercial credit enhancement business.

We continue to sponsor Acacia CDO transactions and invest in the CDO equity securities we create. The market for sponsoring CDO securitizations continues to be attractive, although it has become more competitive. We expect that CDO investments will generate attractive cash flows over time. We believe that the CDO business is an area for innovation, and we continue to explore new ways to take advantage of these structures. In late 2005, we completed our first predominately commercial real estate CDO. We may also incorporate synthetic assets in Acacia’s asset pools. Over the next few years, we expect our CDO sponsorship business to grow and evolve in interesting new ways and to continue to generate attractive new investments and asset management fees.

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

In our view, the long-term outlook for our business is good. Housing price increases over the past several years have reduced our risk of credit loss in the future for our existing residential assets. For most of our residential credit risk assets, the underlying loans were originated in 2003 and 2004. Commercial property values and cash flows are increasing in many areas. Our portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially. Over the long term, we believe it is reasonably likely that we will be able to continue to find attractive investment opportunities, as we are an efficient competitor and because our market segments are growing (as the amount of real estate loans outstanding increases and the percentage of these loans that are securitized increases).

In general, we expect per share earnings and our special dividend in 2006 to be lower than 2005 as a result of higher levels of unutilized capital, a newer portfolio on average (our seasoned assets have largely been sold or called), few gains from sales (as we are not planning a significant amount of sales at this time), fewer calls (as we have fewer callable assets) continued high premium amortization expenses on the residential loans consolidated from Sequoia trusts as these loans continue to prepay rapidly, and for other reasons. There is a high degree of quarter-to-quarter variability of earnings in our business models, and short-term earnings trends should be interpreted with care. As management, we focus on building the net present value of future cash flows and on building our ability to sustain our regular dividend rate. We do not focus on quarterly earnings.

          RESULTS OF OPERATIONS

FIRST QUARTER 2006 AS COMPARED TO FIRST QUARTER 2005

Acquisitions, Securitizations, Sales, and Calls

During the first quarter of 2006, we acquired $53 million residential loan CES ($28 million on behalf of Acacia and $25 million funded with equity). This was a decrease from the $68 million we acquired in the first quarter of 2005 as we limited our asset acquisitions to preserve cash balances as part of our capital utilization plan. The bulk of the loans underlying the CES we acquired during 2006 continue to be of above-average quality as compared to securitized residential loans as a whole.

In the first quarter of 2006, none of our residential loan CES were called. In the first quarter of 2005, we had calls of $14 million principal value that generated GAAP gains of $8 million. We have fewer assets that will likely become callable during 2006 than in recent years. At the end of the first quarter of 2006, we had residential loan CES securities with principal value totaling $1 million that were callable.

During the first quarter of 2006, we sold $10 million residential loan CES, generating GAAP gains of $1 million. During the first quarter of 2005, sales of residential loan CES totaled $27 million and generated GAAP gains of $8 million.

We did not acquire commercial real estate loans during the first quarter of 2006, a decrease from the $7 million acquired during the first quarter of 2005. We did not sell any commercial real estate loans during the first quarters of 2006 or 2005. Our commercial real estate loan activity provides additional collateral to the Acacia CDO securitizations we sponsor.

During the first quarter of 2006, we acquired $7 million commercial loan CES, a decrease from the $13 million acquired in the first quarter of 2005. Over the past year, we have continued to increase our ability to analyze, source, and manage commercial real estate loan CES. No commercial loan CES were sold during the first quarters of 2006 or 2005.

In the first quarter of 2006, our residential real estate loan acquisitions totaled $53 million. During the first quarter of 2006, we did not sell any of these loans to Sequoia entities, leaving us with an inventory of residential loans of $87 million at March 31, 2006. Sequoia entities did not issue asset-backed securities (ABS) during the first quarter of 2006. This level of residential loan securitization activity was a significant decrease from the first quarter of 2005 when Sequoia entities acquired loans of $0.8 billion and issued a like amount of ABS. Historically, we typically acquired LIBOR ARMs residential loans for the Sequoia securitization program we sponsor. The flatter yield curve reduced the amount of LIBOR ARM residential loans originated in late 2005 and early 2006. However, we have been increasing our ability to acquire other types of loans, and most of the loans currently in inventory are hybrid loans.

We acquired $104 million of other residential and commercial real estate securities during the first quarter of 2006 as inventory for sale to our Acacia CDO securitization program. This was a decrease from the $168 million of these acquisitions we made for Acacia during the first quarter of 2005. We sold securities to Acacia entities totaling $212 million during both the first quarter of 2006 and 2005. At March 31, 2006, we had securities of $88 million in inventory for sale to future Acacia entities. In the first quarters of both 2006 and 2005, Acacia entities issued $300 million CDO ABS.

Net Income

Our reported GAAP net income was $28 million ($1.09 per share) for the first quarter of 2006, a decrease from the $61 million ($2.42 per share) earned in the first quarter of 2005. Our GAAP return on equity was 12% for the first quarter of 2006, compared to 27% for the first quarter of 2005.

The reduction in our net income of $33 million from the first quarter of 2005 to 2006 resulted from a decrease in net interest income of $17 million, a decrease in net gains on sales and calls net of recognized gains (losses) and valuation adjustments of $17 million, and an increase in operating expenses of $1 million, and a decrease in provisions for income taxes of $2 million.

Net Interest Income

Net interest income decreased to $45 million in the first quarter of 2006 compared to $61 million in the first quarter of 2005. The reduction in net interest income of $17 million resulted primarily from an increase in the amount of unutilized capital and increased ARM prepayments rates on residential loans consolidated from Sequoia securitization entities.

We are constraining our asset acquisitions in order to preserve excess cash balances for attractive investment opportunities in the future. Our current capital utilization plan is to invest our remaining excess capital steadily during 2006 and 2007. The impact of this excess capital balance on our net interest income is likely to dampen our earnings relative to what it might have been if we were more fully invested. We do have attractive opportunities to invest this cash now, and we may decide to accelerate (or slow) our acquisitions (as compared to our current capital utilization plan) depending on market conditions.

Prepayment rates (CPR) for residential ARM loans owned by Sequoia entities increased from an average of 25% in the first quarter of 2005 to 45% in the first quarter of 2006. Faster prepayments on ARMs have been caused primarily by the flatter yield curve and the increase in popularity of negative amortization loans. Borrowers are more inclined to refinance out of ARMs and into hybrid or fixed rate loans when the effective interest rates on ARMs are not significantly lower than the fixed rate alternatives. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average ARMs) represent an increased share of the ARM market and have increased short reset ARMs to offer types of ARMs refinancing. These faster prepayment rates for consolidated ARM loans had a negative impact on our net interest income in the first quarter of 2006. However, in the long term we believe we will likely benefit from faster residential loan prepayments due to our significant investment in discount-priced residential loan CES that have ARM loans in their underlying pools.

Interest Income

Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses on loans.

Table 2 Interest Income and Yield

(Dollars in thousands)
	Three Months Ended March 31,

	2006	2005

Interest income	$224,362	$236,957
Discount amortization	14,661	9,316
Premium amortization	(13,398)	(8,082)
Provision for credit losses	(176)	(1,025)

Total interest income	$225,449	$237,166

Average earning assets	$15,229,791	$24,042,562
Yield as a result of:
Interest income	5.89%	3.94%
Discount amortization	0.38%	0.15%
Premium amortization	(0.35)%	(0.13)%
Provision for credit losses	(0.00)%	(0.01)%

Yield on earning assets	5.92%	3.95%

Interest income decreased to $225 million in the first quarter of 2006 from $237 million in the first quarter of 2005 primarily due to a decrease in our consolidated residential real estate loans. These loans have prepaid at increasingly faster rates, and we have not acquired many new loans to replace them.

Higher short-term interest rates have served to partially offset the impact on interest income of the lower balance of assets. Most of our consolidated assets are adjustable rate loans tied to one- and six-month LIBOR. The rise in these rates over the past year has resulted in a significant increase in the average yield we are earning on consolidated assets.

Increases in both the amount of and yields on residential loan CES and the securities portfolio helped to offset the overall decline in interest income. Yields on commercial loan CES are low as a result of our future loss assumptions, and were particularly low in the first quarter of 2006 as a result of a reduction in related interest expense due to charge off of certain due diligence expenses.

Table 3 Interest Income and Yield by Portfolio

(Dollars in thousands)
	Three Months Ended March 31, 2006

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$165,664	73.48%	$12,542,519	5.28%
Residential loan credit-enhancement securities	27,748	12.31%	560,191	19.81%
Commercial loans, net of provision for credit losses	1,238	0.55%	56,777	8.72%
Commercial loan credit-enhancement securities	759	0.34%	56,800	5.34%
Securities portfolio	27,563	12.23%	1,769,502	6.23%
Cash and cash equivalents	2,477	1.09%	244,002	4.06%

Totals	$225,449	100.00%	$15,229,791	5.92%

(Dollars in thousands)
	Three Months Ended March 31, 2005

		Percent of
		Total
	Interest	Interest	Average
	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$197,435	83.26%	$21,925,643	3.60%
Residential loan credit-enhancement securities	19,624	8.27%	493,412	15.91%
Commercial loans, net of provision for credit losses	1,587	0.67%	56,080	11.32%
Commercial loan credit-enhancement securities	356	0.15%	19,255	7.40%
Securities portfolio	17,584	7.41%	1,423,487	4.94%
Cash and cash equivalents	580	0.24%	124,685	1.86%

Totals	$237,166	100.00%	$24,042,562	3.95%

The table below details our interest income by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the first quarter of 2006 as compared to the first quarter of 2005.

Table 4 Volume and Rate Changes for Interest Income

(In thousands)
	Change in Interest Income for
	Three Months Ended March 31,
	2006 Versus 2005

			Total
	Volume	Rate	Change

Residential real estate loans, net of provision for credit losses	$(84,493)	$52,722	$(31,771)
Residential loan credit-enhancement securities	2,656	5,468	8,124
Commercial loans, net of provision for credit losses	20	(369)	(349)
Commercial loan credit-enhancement securities	694	(291)	403
Securities portfolio	4,274	5,705	9,979
Cash and cash equivalents	555	1,342	1,897

Total interest income	$(76,294)	$64,577	$(11,717)

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

Table 5 Consolidated Residential Real Estate Loans — Interest Income and Yield

(Dollars in thousands)
	Three Months Ended March 31,

	2006	2005

Interest income	$177,880	$206,289
Net premium amortization	(12,075)	(7,644)
Provision for credit losses	(141)	(1,210)

Total interest income	$165,664	$197,435

Average consolidated residential real estate loans	$12,542,519	$21,925,643
Yields as a result of:
Interest income	5.67%	3.76%
Net premium amortization	(0.39)%	(0.14)%
Provision for credit losses	(0.00)%	(0.02)%

Yield	5.28%	3.60%

Interest income on residential real estate loans decreased primarily as a result of lower balance of loans as our existing portfolio prepaid and acquisitions of new loans were at a very slow pace. Offsetting this decrease in consolidated balances was the effect of higher short-term interest rates. Almost all these loans have coupon rates that adjust monthly or every six months based on the one- or six-month LIBOR interest rate. Thus, yields on these residential real estate loans increased as short-term interest rates rose.

Higher premium amortization expenses (as a percentage of current loan balances) in the first quarter of 2006 were caused primarily by increasing prepayment speeds on these loans. However, due to rising short-term rates, the amount of the premium amortization was not as great as it might otherwise have been. As a result, our cost basis in the remaining loans increased from the prior quarter and the amortization expense in future quarters may increase significantly, especially during a period of falling interest rates.
          Table 6 Residential Loan Credit-Enhancement Securities — Interest Income and Yield

(Dollars in thousands)
	Three Months Ended
	March 31,

	2006	2005

Interest income	$14,593	$10,897
Net discount amortization	13,155	8,727

Total interest income	$27,748	$19,624

Average residential loan credit-enhancement securities	$560,191	$493,412
Yield as a result of:
Interest income	10.42%	8.84%
Net discount amortization	9.39%	7.07%

Yield	19.81%	15.91%

Interest income recognized from residential loan CES increased due to growth in our portfolio over the past year and increased average yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields increased as our portfolio is beginning to season and benefit from a period of favorable prepayment rates and continued strong credit performance. In addition, asset sales during 2005 of lower-yielding assets increased our average yield for the first quarter of 2006.

To determine yields on residential loan CES, we make assumptions regarding loan losses and prepayments. Since the market generally has a wide range for these assumptions (and not a specific estimate), we apply assumptions within a range that generally results in yields on these assets in early periods of ownership that are lower than what we might realize over the life of the assets if future performance turns out to be better than the low range of our expectations. Specifically, the initial yield we book on newly acquired residential loan CES may be lower than the market mid-range expectation of performance (and below our hurdle rate of 14% pre-tax and pre-overhead internal rate of return). We review the actual performance of each residential loan CES and the market’s and our renewed range of expectations every quarter. We adjust the yields of assets as a result of supportable changes in market conditions and anticipated performance. In addition, to the extent we credit-enhance loans with special credit risks (e.g., negative amortization loans), we may not recognize interest income that is not paid currently. We make ongoing determinations of the likelihood that any deferred interest payments will be collectible in recognizing current period yields.

          Table 7 Commercial Real Estate Loans — Interest Income and Yield

(Dollars in thousands)	Three Months Ended
	March 31,

	2006	2005

Interest income	$1,180	$1,431
Net discount (premium) amortization	93	(29)
(Provision for) reversal of credit losses	(35)	185

Total interest income	$1,238	$1,587

Average earning assets	$56,777	$56,080
Yield as a result of:
Interest income	8.31%	10.21%
Net discount (premium) amortization	0.66%	(0.21)%
(Provision for) reversal of credit losses	(0.25)%	1.32%

Yield	8.72%	11.32%

The interest income earned on our commercial real estate loan portfolio decreased due to a change in the loans within this portfolio, as loans with higher yields were paid off and new loans acquired had lower yields.
          Table 8 Commercial Loan Credit-Enhancement Securities — Interest Income and Yield

(Dollars in thousands)	Three Months Ended
	March 31,

	2006	2005

Interest income	$2,265	$765
Net premium amortization	(1,276)	(409)

Interest income before due diligence costs	989	356
Due diligence costs	(230)	—

Total interest income after due diligence costs	$759	$356

Average commercial loan credit-enhancement securities	$56,800	$19,255
Yield as a result of:
Interest income	15.95%	15.90%
Net premium amortization	(8.99)%	(8.50)%

Yield before due diligence costs	6.96%	7.40%
Due diligence costs	(1.62)%	—

Yield after due diligence costs	5.34%	7.40%

Interest income recognized from commercial loan CES increased due to the growth in this portfolio. This increase was partially offset by lower yields on newer commercial loan CES. The yield on commercial loan CES is based on our projected cash flows over time and includes due diligence costs that are expensed as incurred. These due diligence costs are incurred as part of our acquisition of a first-loss security. The costs, relative to the investment, are small; however, relative to our quarterly interest income the due diligence costs can have a significant impact on our reported yield. The incurrence of due diligence costs will continue to cause some volatility of our yields in this portfolio. We acquire commercial loan CES at a discount and we designate a portion of the discount as credit protection (discount balances that are not being amortized into income) based on the anticipated losses in the underlying pool of loans. Since these commercial loan CES are the first loss pieces, anticipated credit losses (the amount of designated credit protection) may exceed the amount of the net discount. In this case we write down our basis in this asset over time. In order to do so, we recognize on-going amortization expenses even though we acquired the asset at a discount to principal value. Over time, if the loans underlying these commercial loan CES perform better than we originally expected, we would re-designate a portion of the credit protection to accretable discount, thereby increasing the yield recognized on these assets by reducing any amortization expenses or increasing discount amortization income.

The terms of our commercial CES differ from residential CES in that we generally do not receive principal on our investment until the end of the note term (typically seven to ten years). Our commercial portfolio is performing well; the fundamentals of the commercial business are doing well, and we expect over time that our returns on our commercial CES investments should meet our hurdle rate of 14%. However, for GAAP purposes, our recognized yields may not approach this rate until later in the life of the investment as the accretion of the discount into income is slower in the earlier years, given the uncertainty of future events. Since most of our existing commercial CES are newer investments, the overall yield on this portfolio is currently lower than we might expect if credit performance meets or exceeds our long-term estimates.

          Table 9 Consolidated Securities Portfolio — Interest Income and Yield

(Dollars in thousands)	Three Months Ended
	March 31,

	2006	2005

Interest income	$26,197	$16,994
Discount amortization	1,413	692
Premium amortization	(47)	(102)

Total interest income	$27,563	$17,584

Average securities portfolio balance	$1,769,502	$1,423,487
Yield as a result of:
Interest income	5.92%	4.78%
Discount amortization	0.32%	0.19%
Premium amortization	(0.01)%	(0.03)%

Yield	6.23%	4.94%

Total interest income increased for the securities portfolio as the total size of the portfolio grew and as yields increased. Yields increased as the coupon rates on adjustable-rate loan securities (which comprise over half of the portfolio) adjusted upward with the increase in short-term interest rates.

Interest Expense

Interest expense consists of interest payments on Redwood debt and consolidated ABS issued from sponsored securitization entities, plus amortization of deferred ABS issuance costs and expenses related to certain interest rate agreements less the amortization of ABS issuance premiums. ABS issuance premiums are created when IO securities and other ABS are issued at prices greater than principal value.

Total consolidated interest expense increased as a result of a higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. Offsetting most of the impact of this rise in short term rates was the significant decline in average balance of debt and consolidated ABS issued that was outstanding over this past year.

          Table 10 Total Interest Expense

(Dollars in thousands)
	Three Months Ended March 31,

	2006	2005

Interest expense on Redwood debt	$2,097	$2,728
Interest expense on ABS issued	178,605	173,239

Total interest expense	$180,702	$175,967

Average Redwood debt balance	$137,181	$277,423
Average ABS issued balance	14,663,134	23,324,111

Average total obligations	$14,800,315	$23,601,534

Cost of funds of Redwood debt	6.11%	3.93%
Cost of funds of ABS issued	4.87%	2.97%
Cost of funds of total obligations	4.88%	2.98%

For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 11 Average Balances of Asset-Backed Securities Issued

(In thousands)
	Three Months Ended March 31,

	2006	2005

Sequoia	$12,479,058	$21,620,986
Acacia	2,231,939	1,751,904
Commercial	4,234	11,705

Average balance of ABS issued	14,715,231	23,384,595
Average deferred ABS issuance costs	(52,097)	(60,484)

Average balance of ABS issued, net	$14,663,134	$23,324,111

The table below details interest expense on debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for the first quarter of 2006 as compared to 2005.

Table 12 Volume and Rate Changes for Interest Expense

(In thousands)	Changes in Interest Expense
	For the Three Months Ended
	March 31, 2006 Versus 2005

			Total
	Volume	Rate	Change

Interest expense on Redwood debt	$(1,379)	$748	$(631)
Interest expense on ABS issued	(64,329)	69,695	5,366

Total interest expense	$(65,708)	$70,443	$4,735

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

Table 13 Cost of Funds of Redwood Debt

(Dollars in thousands)
	Three Months Ended
	March 31,

	2006	2005

Interest expense on Redwood debt	$2,097	$2,728
Average Redwood debt balance	$137,181	$277,423
Cost of funds of Redwood debt	6.11%	3.93%

The decrease in the cost of funds of Redwood debt is the result of lower average balance of debt outstanding, offset by higher short-term interest rates.

Table 14 Cost of Funds of Asset-Backed Securities Issued

	Three Months Ended March 31,

(Dollars in thousands)	2006	2005

ABS issued interest expense	$178,204	$173,182
ABS issuance expense amortization	5,907	5,273
Net ABS interest rate agreement (income) expense	(2,980)	(1,469)
Net ABS issuance premium amortization	(2,526)	(3,747)

Total ABS issued interest expense	$178,605	$173,239

Average balance of ABS	$14,663,134	$23,324,111
ABS interest expense	4.86%	2.97%
ABS issuance expense amortization	0.16%	0.09%
Net ABS interest rate agreement income	(0.08)%	(0.03)%
Net ABS issuance premium amortization	(0.07)%	(0.06)%

Cost of funds of issued ABS	4.87%	2.97%

The coupon payments on the consolidated ABS issued are primarily indexed to one-, three-, and six-month LIBOR. Over the past year, short-term interest rates have risen and, thus, so has the cost of funds of the consolidated ABS issued by securitization entities consolidated on our reported balance sheet. Offsetting this increase was the reduced average balance of our ABS issued that was outstanding as prepayments on the loan collateral exceeded the rate at which we issued new ABS.
          Operating Expenses

Total operating expenses increased by 10% from the first quarter of 2005 to 2006 due to investments in systems and infrastructure and increases in the scale and complexity of our operations. Some of our current expenses include certain initiatives that will be completed during this year, so we anticipate the recent growth in our expenses to slow down. The reconciliation of GAAP operating expense to operating expense before excise tax and variable stock option income (or expense) is provided in the table below.

Table 15 Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 31,

	2006	2005

Total operating expenses	$12,102	$10,972
Less: Excise tax	(295)	(307)
Less: Variable stock option income/(expense) (VSOI/ VSOE)	—	84

Total operating expenses before excise tax and VSOE/VSOI	$11,807	$10,749

Components of total operating expense before excise tax and VSOE/ VSOI Fixed compensation expense	$3,437	$2,778
Other operating expense	4,162	3,322
Equity compensation expense	2,694	631
Variable compensation expense	1,514	4,018

Total operating expenses before excise tax and VSOE/ VSOI	$11,807	$10,749

Net interest income (NII)	$44,747	$61,199
Operating efficiency ratio (Operating expense before excise tax and VSOE/ VSOI)/net interest income	26%	18%

Our operating costs continue to increase in part because of increased personnel needs resulting from both prior and anticipated growth and from the development and evolution of our two newer operating groups (commercial and CDO), as we further professionalize our finance and information technology staffs, and as we develop an increased capability to pursue new business and corporate transaction opportunities. Our operating efficiency ratio was higher in the first quarter of 2006 than in 2005 due to rising expenses at a time when net interest income has declined from the extraordinary levels achieved in recent years. Total operating expenses in 2006 are likely to be higher than in 2005.

We exclude excise tax and variable option expense or income (VSOE/ VSOI) in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these two types of excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses under FAS 123R, however, are an on-going expense and are included in operating expense before excise tax and VSOE/ VSOI.

Excise tax is a function of the timing of dividend distributions. In years when we delay distributing dividends on a portion of our REIT taxable income, under the REIT tax rules, we may pay excise taxes on a portion of this delayed distribution. Excise tax is included in operating expenses on our Consolidated Statements of Income.

With the adoption of Financial Accounting Statement No. 123R, Share-Based Payment (FAS 123R), effective January 1, 2006, we will no longer have VSOE/ VSOI in 2006 and beyond. In prior periods, VSOE/ VSOI was a non-cash expense or income item that varied as a function of Redwood’s stock price. If our stock price increased during a quarter and the stock price was above the exercise price of a small number of our options that were deemed “variable” due to their structural features, we recorded a GAAP expense in that period equal to the increase in the stock price times the number of in-the-money “variable” options that remained outstanding. If our stock price decreased during a quarter, we recorded income in that period equal to the decrease in the stock price times the number of in-the-money “variable” options that remained outstanding.

Fixed compensation expenses include employee salaries and related employee benefits. Other operating expenses include office costs, systems, legal and accounting fees, and other business expenses. We expect to continue to make significant investments in expanding our product lines and business units and developing our business processes and information technologies. As a result, we expect these fixed and other operating expenses will continue to increase over time.

Equity compensation expense includes the amortized cost of equity awards. This amount increased beginning January 1, 2006, as a result of the adoption of FAS 123R and due to the fact that substantially all of our equity awards recently granted are restricted shares or DSUs. The value at grant of all these awards is expensed over the vesting period, which is typically four years or less.

Variable compensation includes employee bonuses (which are based on the adjusted return on equity earned by Redwood and, to a lesser degree, on individual performance) and, in periods prior to 2006, DER expenses on options then outstanding and granted prior to December 31, 2002. The primary drivers of this expense are the profitability (return on equity) of Redwood, taxable income at the REIT (which determines total dividend distribution requirements), the number of employees, and the number of stock awards outstanding that receive DER payments that were expensed (options granted prior to January 1, 2003).

          Net Recognized Gains (Losses) and Valuation Adjustments

For the first quarter of 2006, our net recognized losses and valuation adjustments totaled $1.9 million as compared to net recognized gains of $15.0 million for the first quarter of 2005. There were no realized gains due to calls during the first quarter of 2006, compared to $7.5 million call gains in the first quarter of 2005, as we had fewer securities that had reached their call factor. Gains on sales we initiated as part of our portfolio restructuring were lower in the first quarter of 2006 at $1.0 million, compared to $8.3 million in the first quarter of 2005.

Accounting rules (FAS 115, EITF 99-20, and SAB 5(m)) require us to review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate other-than-temporary impairment as defined by GAAP. Generally, assets with reduced projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for that asset is below our current basis. If the market value is above our basis, our basis remains unchanged and there is no gain recognized in income. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment could be substantial. Under the accounting rules (FAS 115, EITF 99-20, and SAB 5(m)), we recognized other-than-temporary impairments of $3.2 million for the first quarter of 2006 and $0.4 million for the first quarter of 2005.

In the first quarter of 2006, a portion of the other-than-temporary impairments were realized due in part to our decision to call Acacia CDO 2. We will likely complete this call in the second quarter of 2006 and we plan on selling many of the underlying assets and interest rate agreements at that time. For GAAP, we recorded a $2 million negative market valuation adjustment at this time for the assets that had market values less than our book values. Upon the call in the second quarter, we will likely realize net gains from the sale of assets with market values in excess of our book values.

Some of our interest rate agreements are accounted for as trading instruments. As a result, we recognized gains of $0.3 million in 2006 and losses of $0.5 million in the first quarter of 2005 on these interest rate agreements.
          Provisions for Income Taxes

As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income each year. Therefore, we generally pass through substantially all of our earnings to stockholders without paying federal income tax at the corporate level. We pay income tax on the REIT taxable income we retain and the income we earn at our taxable non-REIT subsidiaries. Taxable income calculations differ from GAAP income calculations. We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we permanently retain, and the taxable income we estimate was earned at our taxable subsidiaries.

Our income tax provision in the first quarter of 2006 was $2.8 million, a decrease from the $4.7 million income tax provision taken in the first quarter of 2005. In previous years, we generated taxable gains-on-sales from our securitization activities at the taxable subsidiaries. Since these securitizations were treated as financings under GAAP, deferred tax assets were created. The deferred tax assets are amortized through the deferred tax provision as the related GAAP income is recognized. In the first quarter of 2005, substantially more of the income was generated than at the first quarter of 2006, and, accordingly, more of the deferred tax asset was amortized during the earlier period.

Taxable Income and Dividends

Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. Estimated total taxable income is an important measure as it is the basis of our dividend distributions to shareholders. Taxable income calculations differ significantly from GAAP income calculations. REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and its REIT subsidiaries. It does not include taxable income earned in taxable non-REIT subsidiaries. We must distribute at least 90% of our REIT taxable income as dividends to shareholders each year. As a REIT we are not subject to corporate income taxes on the REIT taxable income we distribute. We pay income tax on the REIT taxable income we retain (we can retain up to 10% of the total). The remainder of our taxable income is income we earn in taxable subsidiaries. We pay income tax on this income and retain the after-tax income at the subsidiary level. The table below reconciles GAAP net income to total taxable income and REIT taxable income for the first quarters of 2006 and 2005.

Table 16 Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income

(In thousands, except per share data)
	Three Months Ended
	March 31,

	Estimated	Estimated
	2006	2005

GAAP net income	$28,015	$60,562
GAAP/Tax differences in accounting for:
Interest income and interest expense	5,765	(19,889)
Credit losses	(826)	587
Operating expenses	1,604	2,019
Gains (losses) and valuation adjustments	2,613	2,918
Provisions for taxes	(703)	134

Total taxable income (pre-tax)	36,468	46,331
Earnings from taxable subsidiaries	(1,087)	(1,170)

REIT taxable income (pre-tax)	$35,381	$45,161

GAAP net income per share	$1.09	$2.42
Total taxable income per share	$1.44	$1.89
REIT taxable income per share	$1.39	$1.84

Total taxable income per share and REIT taxable income per share are measured as the estimated pretax total taxable income and REIT taxable income, respectively, earned in a calendar quarter divided by the number of shares outstanding at the end of that quarter. Annual total taxable income per share and annual REIT taxable income per share are the sum of the four quarterly total taxable income per share and REIT taxable income per share calculations, respectively.

Total taxable income and total taxable income per share decreased in the first quarter 2006 from the first quarter of 2005. The primary reason for this decrease was a lower amount of capital invested in assets and fewer gains on sales on securitizations (at the taxable subsidiaries) as a result of a lower volume of securitizations and less gain per transaction. Tax recognition of the negative impact from fast prepayments on our Sequoia IOs has lagged GAAP. For technical tax accounting reasons, we are not permitted under certain circumstances to amortize our cost basis on our IOs generally until the underlying securitization is called. The cumulative difference between GAAP and tax as of March 31, 2006 is $41 million. We expect to call a number of Sequoia securitization entities over the next few years and much of this difference would then be recognized as an expense against our taxable income. These losses would likely be partially or fully offset by gains on sales of the underlying loans following the call.

For tax purposes, we do not anticipate credit losses, and, thus, begin accreting our discount into income on CES. For GAAP purposes, we do anticipate credit losses and thus the accretion of our discount may be deferred until credit performance outlook improves. As a result, our taxable income recognition is faster for our CES, especially in the early years. At March 31, 2006, the cumulative difference in GAAP and tax bases on our CES was $57 million.

Based on our estimates of 2005 and first quarter of 2006 REIT taxable income, at March 31, 2006 we had $65 million of undistributed REIT taxable income which we will pay as regular dividends to our stockholders during 2006 and through September 2007. Our quarterly estimates of taxable income and REIT taxable income are subject to change over the year as we refine our annual income calculations and due to changes in applicable income tax laws and regulations.

As of March 31, 2006, we had met all of the dividend distribution requirements of a REIT. We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of Unrelated Business Taxable Income (UBTI) or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on us; however, there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Impact of Hurricanes in 2005

During the third quarter of 2005, hurricanes Katrina and Rita hit the Gulf Coast States, including parts of Louisiana, Mississippi, and Texas. We own both residential and commercial securities that have first loss risk on loans in the affected areas. Based on available information and our analysis, we believe our hurricane-related losses (as measured for tax) will be up to $6 million on the residential and commercial loans we credit-enhance. This is lower than our initial estimates that ranged between $6 million and $18 million. We update our estimates as we obtain additional information and adjust our credit reserves accordingly. There can be no assurance that actual losses will fall within this range as there are many factors yet to be determined including insurance claims, the ongoing state of the local economies, and the general strength or weakness of the real estate markets in the affected areas.

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

Residential Real Estate Loans

Residential loans shown on our Consolidated Balance Sheets include loans owned by securitization entities we have sponsored plus loans we own (typically on a temporary basis prior to sale to a securitization entity). Loans underlying residential CES we have acquired from securitizations that were not sponsored by us do not appear on our Consolidated Balance Sheets.

The consolidated balance of residential real estate loans at March 31, 2006 of $12.0 billion was lower than the $13.9 billion we reported at December 31, 2005. Prepayments on loans consolidated for GAAP purposes were greater than acquisitions of new loans. This was the result of both an increase in prepayment speeds and a decrease in the volume of acquisitions and sponsored securitizations. Prepayment speeds increased in ARMs as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of adjustable-rate loans indexed to LIBOR in the marketplace, reducing our acquisition opportunities. In addition, we face increased competition to purchase these loans.

At March 31, 2006, Redwood owned $87 million residential real estate loans accumulated for future securitizations or whole loan sale. None of these loans were pledged to support Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $11.9 billion of residential real estate loans on March 31, 2006.

Charge-offs (credit losses) recorded in this portfolio totaled $0.4 million during the first quarter of 2006 and $0.2 million in the first quarter of 2005. Credit losses remained at an annualized rate of less than 1 basis point (0.01%) during these periods. Serious delinquencies increased from $37 million at December 31, 2005 to $50 million at March 31, 2006. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.42% of our current loan balances at March 31, 2006, an increase from 0.27% at December 31, 2005.

The reserve for credit losses on residential real estate loans is included as a component of residential real estate loans on our Consolidated Balance Sheets. The residential real estate loan credit reserve balance of $22 million was 0.19% of the current balance of this portfolio at March 31, 2006, compared to $23 million, or 0.16% of the current balance, at December 31, 2005. The total amount of credit reserves did not decrease over the quarter even though the balance of loans decreased; the decline in loan balance was offset by increased delinquencies and a worsening credit outlook.

Residential Loan Credit-Enhancement Securities

For GAAP purposes, this portfolio includes residential real estate loan CES acquired from securitizations sponsored by others. It does not include CES we acquired from our Sequoia entities.

We mark residential loan CES to their current estimated market value on our Consolidated Balance Sheets (but not generally through our consolidated statements of income unless we determine there is other-than-temporary impairment). At March 31, 2006, our reported ownership of these residential loan CES totaled $644 million. This was an increase from the $613 million market value we reported on December 31, 2005. Our acquisitions plus net positive market value adjustments exceeded calls, sales, and principal pay downs for the first quarter of 2006.

As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($1.09 billion) and adjusted cost basis ($594 million) of these residential loan CES at March 31, 2006 was $493 million. Of this difference, $374 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), while the remaining $119 million represented a purchase discount we are accruing into income over time. The table below presents the principal value, amortized cost, and carrying values of our consolidated residential loan CES by first-, second-, or third loss position. The first- and second-loss position residential loan CES are generally funded with equity. The third-loss position residential loan CES are generally owned by the Acacia entities and consolidated on our balance sheets.

Table 17 Residential Loan Credit-Enhancement Securities

(In thousands)	March 31, 2006	December 31, 2005

First loss position, principal value	$481,681	$471,079
Second loss position, principal value	187,268	170,928
Third loss position, principal value	418,186	393,867

Total principal value	$1,087,135	$1,035,874

First loss position, amortized cost	$115,164	$111,264
Second loss position, amortized cost	122,181	109,306
Third loss position, amortized cost	357,019	333,883

Total amortized cost	$594,364	$554,453

First loss position, carrying value	$148,399	$154,930
Second loss position, carrying value	136,088	120,690
Third loss position, carrying value	359,336	337,029

Total carrying value	$643,823	$612,649

As a net result of our acquisition, sale, and call activity, and prepayments, the loans underlying these reported residential loan CES increased from $170 billion at December 31, 2005 to $181 billion at March 31, 2006. Total residential loans credit-enhanced through these securities, plus similar CES securities acquired from Sequoia securitization entities, were $184 billion at December 31, 2005 and $192 billion at March 31, 2006.

External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to interests owned by us. At March 31, 2006, we had $128 million of external credit-enhancement and $374 million of internally designated credit protection for this portfolio. The combined balance of external and internally designated credit protection represented 28 basis points (0.28%) of the $181 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

There were $2.6 million credit losses for the underlying loans during the first quarter of 2006 and $1.2 million credit losses during the first quarter of 2005. The annualized rate of credit loss was less than 1 basis point (0.01%) of the current balance of underlying loans. No losses were borne by external credit-enhancement for the first quarters of both 2006 and 2005 and all losses were borne by us, reducing that portion of the purchase discount that we had designated as credit reserves.

Delinquencies (over 90 days, foreclosure, bankruptcy, and real estate owned (REO)) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $426 million at March 31, 2006, an increase from $331 million at December 31, 2005. Delinquencies as a percentage of the residential loans we credit-enhance increased to 0.24% at March 31, 2006 from 0.19% at December 31, 2005. The level of delinquencies on these loans is below national levels.

In the first quarter of 2006, we did not recognize losses due to other-than-temporary impairment on our residential loan CES. We recognized under $0.1 million of other-than-temporary impairments on our residential loan CES for the first quarter of 2005. These losses are included in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.

Commercial Real Estate Loans

We have been investing in commercial real estate loans since 1998. Our commercial real estate loan portfolio decreased to $55 million at March 31, 2006 from $60 million at December 31, 2005 due to principal pay-downs of $5 million, resulting from the pay-off of one loan. We plan to continue to make additional investments in commercial real estate loans, including mezzanine loans, subordinated (junior or second lien) loans, and B-Notes (B-Notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan).

Factors particular to each commercial loan (e.g., lease activity, market rents, and local economic conditions) could cause credit concerns, and may require us to provide for future losses by establishing a credit reserve. We continually monitor and determine the level of appropriate reserves for our commercial loans. At March 31, 2006, we had an $8.1 million reserve on a loan, which is the same reserve we had established at acquisition of this loan. We acquired this loan at a discount to par and designated a credit reserve based on our expected cash flows at that time. We have no credit reserves for other commercial real estate loans.

Commercial Loan Credit-Enhancement Securities

We acquire unrated first-loss interests in commercial mortgage-based securities (CMBS) and fund them with equity. We define these non-rated CMBS as commercial loan CES. At March 31, 2006, we owned $199 million of principal value of these securities with a market value of $67 million. As a result of acquisitions, this was an increase from the $175 million principal value and $58 million market value we owned at December 31, 2005. Some of the commercial loan CES we own represent interests in a commercial CMBS re-REMIC consisting primarily of first-and-second-loss interests in several other CMBS.

At March 31, 2006, we credit-enhanced $28 billion commercial real estate loans through ownership of first-loss CMBS (excluding the re-REMIC interests), an increase from the $26 billion commercial real estate loans we credit-enhanced at December 31, 2005. Serious delinquencies (i.e., 90 plus days, in bankruptcy, in foreclosure, or REO) were $23 million, or 0.08%, of the loan balances, at March 31, 2006. This was an increase from the $17 million, or 0.07%, at December 31, 2005. We incurred no credit losses on these underlying loans in the first quarter of 2006 or 2005.

At both March 31, 2006 and December 31, 2005, we credit-enhanced $17 billion commercial real estate loans through our interests in a CMBS re-REMIC. Delinquencies on these loans were $220 million, or 1.33% of the loan balances at March 31, 2006. Delinquencies on these loans were $228 million, or 1.34% of the loan balances at December 31, 2005. External credit protection on these loans was $1.6 billion at both March 31, 2006 and December 31, 2005. Our internally designated credit reserves were $14 million at both March 31, 2006 and December 31, 2005. For the first quarter of 2006, total credit losses on these underlying loans were $5 million, all of which were borne by CES not owned by us. Credit losses realized during the first quarter of 2005 were $45 million and were all borne against CES not owned by us.

Securities Portfolio

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, debt interests in real estate-oriented CDOs, in each case primarily rated AA, A, and BBB. Also included in this portfolio are non-investment grade interests in commercial real estate securities (excluding commercial loan CES), corporate bonds issued by REITs, and equity in CDOs sponsored by others. We have sold most of our securities in this consolidated portfolio (as it is reported for GAAP purposes) to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate Acacia’s asset’s within our securities portfolio or residential loan CES. We reflect Acacia’s issuance of CDO ABS as ABS issued obligations on our Consolidated Balance Sheets.

The increase in the securities portfolio during the first quarter of 2006 was the result of additional acquisitions of securities for sale to Acacia. Our consolidated securities portfolio totaled $1.8 billion carrying value on March 31, 2006, of which $1.8 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2005, we had $1.7 billion carrying value of these securities, of which $1.6 billion had been sold to Acacia entities as of that date.

We are continuing to acquire non-investment grade CMBS that are rated BB and B. We generally sell these assets to Acacia entities. The balance of these CMBS assets was $160 million at both March 31, 2006 and December 31, 2005.

The table below presents the types of securities we own as reported in this securities portfolio by their credit ratings as of March 31, 2006 and December 31, 2005.

Table 18 Consolidated Securities Portfolio — Underlying Collateral Characteristics

(In millions)	Rating
At March 31, 2006	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$318	$11	$2	$19	$126	$131	$29	$—
Residential Prime real estate	756	40	261	210	245	—	—	—
Residential Sub-prime real estate	442	5	86	291	60	—	—	—
Residential Second Lien real estate	100	3	47	45	5	—	—	—
REIT Corporate Debt	31	—	—	—	23	8	—	—
Real Estate CDOs	171	44	28	37	47	14	—	1

Total Securities Portfolio	$1,818	$103	$424	$602	$506	$153	$29	$1

(In millions)	Rating
At December 31, 2005	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$322	$11	$2	$20	$129	$130	$30	$—
Residential Prime real estate	690	29	240	194	227	—	—	—
Residential Sub-prime real estate	442	5	86	292	59	—	—	—
Residential Second Lien real estate	108	—	49	54	5	—	—	—
REIT Corporate Debt	32	—	—	—	24	8	—	—
Real Estate CDOs	155	37	25	37	44	11	—	1

Total Securities Portfolio	$1,749	$82	$402	$597	$488	$149	$30	$1

We reported other-than-temporary impairments (EITF 99-20 and FAS 115) in the consolidated securities portfolio of $3.2 million during the first quarter of 2006 and $0.4 million during the first quarter of 2005.

Liabilities and Stockholders’ Equity

Redwood Debt

At March 31, 2006, we had no Redwood debt outstanding as a result of unutilized cash balances and reduced securitization activity.

We typically use Redwood debt to fund the accumulation of assets prior to sale to sponsored ABS securitization entities (Sequoia and Acacia entities). These accumulated assets are pledged to secure the associated debt. Additional collateral or cash may be required to meet changes in market values from time to time under these agreements. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR interest rate. Our debt levels vary based on the timing of our asset accumulation and securitization activities and on our levels of investment capital. During the first quarter of 2006, as measured daily, our maximum debt level was $229 million, our minimum debt level was zero, and our average debt level was $137 million.

Redwood’s debt is typically secured debt, secured by a pledge of securities accumulated as inventory for sale to Acacia securitization entities or by residential real estate loans accumulated for sale to Sequoia. We also have an unsecured line of credit available that was not drawn upon as of March 31, 2006. Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

In 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (with a current authorization for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support to the holders of commercial paper. This facility has a three-year term. As of March 31, 2006, there was no commercial paper issuance outstanding.

Asset-Backed Securities Issued

Redwood consolidates on its balance sheets the ABS that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.

Sequoia had $11.5 billion ABS outstanding on March 31, 2006 compared to $13.4 billion on December 31, 2005. Pay downs of existing ABS issued by Sequoia exceeded new issuance.

Acacia entities issued ABS of a type known as CDOs to fund their acquisitions of real estate securities from Redwood. Acacia CDO issuance outstanding was $2.4 billion on March 31, 2006 and $2.2 billion on December 31, 2005. We issued $0.3 billion of Acacia ABS in both the first quarter of 2006 and 2005. For the first quarter of 2006, there were $26 million of Acacia ABS pay downs.

Stockholders’ Equity

Our reported stockholders’ equity increased by 3% during the first quarter of 2006, from $935 million at December 31, 2005 to $967 million at March 31, 2006 as a result of $28 million earnings, $18 million dividends declared, $8 million stock issuance, $1 million proceeds from stock option exercises, $5 million non-cash equity adjustments related to grant and amortization of equity awards, and a $8 million net increase in unrealized gains of assets and interest rate agreements that are marked-to-market through our Consolidated Balance Sheets.

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

Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of March 31, 2006, we reported a net accumulated other comprehensive income of $82 million and at December 31, 2005 we reported net accumulated other comprehensive income of $74 million. Changes in this account reflect changes in the fair value of our earning assets (a decrease of $8 million) and interest rate agreements (an increase of $14 million), and also reflect changes due to calls, sales, and other-than-temporary impairments of a portion of our securities (an increase of $2 million). Our reported book value at March 31, 2006 was approximately $38 per share.

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

We currently use borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings include repurchase agreements, bank borrowings, collateralized short-term borrowings, and non-secured lines of credit. We may also issue commercial paper. Our borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to twelve weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to six months.

Our Consolidated Statement of Cash Flows include cash flows generated and used by the ABS securitization entities that are consolidated on our Consolidated Balance Sheets. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS issued by the entity. Cash flow obligations of and uses of cash by these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entities.

At March 31, 2006, we had $1.0 billion of capital and no Redwood debt. This capital is available to invest in assets and to support our business. At March 31, 2006, $163 million of this capital was cash and working capital necessary to support our residential conduit and credit-enhancement operations, $47 million was invested in interest rate agreements, $174 million was cash available to acquire new assets (excess capital) and $583 million was invested in assets we believe will generate long-term cash flows at attractive rates of return.

We believe that a weakening of the housing market, if it continues, will likely bring excellent asset acquisition opportunities over the next few years. In order to take advantage of future opportunities, our goal is to maintain cash balances that are available to make new investments. Our current plan, which is subject to change, is to invest our excess cash steadily during 2006 and 2007.

Off-Balance Sheet Commitments

At March 31, 2006, in the ordinary course of business, we had commitments to purchase $6 million of real estate loans that settled in the second quarter of 2006. These purchase commitments represent derivative instruments under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The value of these commitments was negligible as of March 31, 2006. We also had commitments to purchase $5 million of securities as of March 31, 2006.

Contractual Obligations and Commitments

The table below presents our contractual obligations and commitments as of March 31, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 19 Contractual Obligations and Commitments as of March 31, 2006

(In thousands)
	Payments Due or Commitment Expiration by Period

		Less Than	1 to
	Total	1 Year	5 Years	After 5 Years

Redwood obligations:
Redwood debt	$—	$—	$—	$—
Accrued interest payable	—	—	—	—
Operating leases	5,479	896	2,825	1,758
Purchase commitments — securities	5,000	5,000	—	—
Purchase commitments — whole loans	5,848	5,848	—	—

Total Redwood obligations and commitments	$16,327	$11,744	$2,825	$1,758

Obligations of securitization entities:
Consolidated asset-backed securities	$13,929,907	$—	$—	$13,929,907
Accrued interest payable	43,402	43,402	—	—

Total obligations of securitization entities	$13,973,309	$43,402	$—	$13,929,907

Total consolidated obligations and commitments	$13,989,636	$55,146	$2,825	$13,931,665

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

We assume credit risk with respect to residential and commercial real estate loans primarily through the ownership of residential and commercial loan CES and similarly structured securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. These securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitization entities that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential loan CES. We assume credit risk with respect to commercial real estate loans through the ownership of commercial loan CES acquired from securitizations sponsored by others.

We are highly leveraged in an economic sense due to the structured leverage within the securities we own, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, we do not use debt to fund these assets and our maximum credit loss from these assets (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base. The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, the “first-loss” commercial real estate securities we own, and in our other residential and commercial real estate securities, and in counter-parties with whom we do business.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for most of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these ARMs, and this may increase borrowers’ delinquencies and defaults. In addition, a portion of the loans we credit-enhance are IO and negative amortization loans, which may have special credit risks.

We occasionally acquire residential loan CES backed by negative amortization adjustable-rate loans made to high-quality residential borrowers. Even though most of these loans are made to high-quality borrowers who make substantial down payments and do not need a negative amortization feature in order to afford their home, we still expect significantly higher delinquencies and losses from these loans compared to regular amortization loans. We believe we have a good chance of generating attractive risk-adjusted returns on these investments as a result of the way the securitizations of these riskier loan types are structured and because of attractive acquisition pricing of these residential loan CES. Although seemingly attractive, there is substantial uncertainty about the future performance of these assets. Nonetheless, we will limit our overall investment in residential loan CES with these underlying loans.

Credit losses on commercial real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of the property; special hazards; earthquakes and other natural events; over-leveraging of the property; changes in legal protections for lenders; reduction in market rents and occupancies and poor property management practices. In addition, if the U.S. economy weakens, our credit losses could be increased beyond levels that we have anticipated. The large majority of the commercial loans we credit-enhance are fixed-rate loans with required amortization. A small number of loans are IO loans for the entire term or a portion thereof, which may have special credit risks.

In addition to residential and commercial loan CES, the Acacia entities we sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a residential loan CES or commercial loan CES or equivalent held by us) issued by residential securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by sub-prime residential loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality residential loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus to Redwood’s interest in these loans) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss residential loan CES and commercial loan CES, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occur, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

          Interest Rate Risk

Our strategy is to maintain an asset/liability posture on a consolidated basis that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates. This includes assets owned and the ABS issued by consolidated securitization entities, to the extent that any mismatches within the entities could affect our cash flows. We use interest rate agreements so that the interest rate characteristics of the ABS issued by consolidated securitization entities, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those entities. Overall, we believe we maintain a close match between the interest rate characteristics of Redwood debt and the pledged assets. For most of our debt-funded assets (assets acquired for future sale to sponsored securitization entities or to other financial institutions as whole loans), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the accumulated assets. Not all of the accumulated assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid rate securities for re-securitization through our Acacia CDO program, and we may acquire hybrid rate residential real estate loans in the future for our Sequoia securitization program. We typically use interest rate agreements to hedge associated interest rate mismatches when the assets we accumulate for future securitizations do not match the interest rate characteristics of our debt.

At March 31, 2006, we consolidated $13.1 billion adjustable-rate ABS collateralized by adjustable-rate assets and $0.8 billion fixed/hybrid rate ABS collateralized by consolidated fixed/hybrid rate assets. We own the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion ($10.5 billion) of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS entities ($3.4 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect our economic profits or cash flow. We do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these other consolidated ABS entities.

The remainder of our consolidated assets at March 31, 2006 ($290 million six-month adjustable-rate assets, $5 million short-term fixed rate assets, $434 million hybrid and fixed-rate assets, and $237 million non-earning assets) were funded, for interest rate matching purposes, effectively with equity.
          Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

Prepayments affect GAAP earnings in the near term primarily through the timing of the amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on ARMs and thus change effective yield calculations on certain loans) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. In addition, the timing of premium amortization on assets may not always match the timing of the premium amortization taken to income on liabilities even when the underlying assets are the same (i.e., the prepayments are identical).

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

There are prepayment risks in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to increases in prepayment rates is from short-term residential ARM loans. However, our premium balances on IO securities backed by ARM loans are currently significantly less than our discount balances on residential loan CES backed by ARM loans. As a result, we believe that we are currently biased in favor of faster prepayment speeds with respect to the long term economic effect of ARM prepayments. However, in the short term, changes in ARM prepayment rates could cause GAAP earnings volatility.

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

Through our ownership of discount residential loan CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium-and long-term interest rates decline.

Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

          Market Value Risk

At March 31, 2006, we reported on a consolidated basis $2.5 billion of assets that were marked-to-market through our balance sheet (i.e., available for sale securities) but not through our income statement. Of these assets, 58% have adjustable-rate coupons, 19% have hybrid coupon rates, and the remaining 23% have fixed coupon rates. Many of these assets are credit-sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term debt prior to securitization.

Most of our consolidated real estate assets are loans accounted for as held-for-investment and reported at cost. Although these loans have generally been sold to Sequoia entities at securitization and, thus, changes in the market value of the loans do not have an impact on our liquidity in the long term and changes in market value during the accumulation period (while these loans are funded with debt) may have a short-term effect on our liquidity.

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

Our financial statements are prepared in accordance with GAAP and, as a REIT, our dividends must equal at least 90% of our REIT taxable income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.
          CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and the possible effect of changes in estimates on our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

We have recently become aware of a potential technical interpretation of GAAP that differs from our current accounting presentations. We have not changed our accounting treatment for this potential issue. However, if we were to change our current accounting presentations based on this interpretation, we do not believe there would be a material impact on our net income or balance sheets. This issue relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty and whether these transactions create derivatives instead of the acquisition of assets with related financing (which is how we currently present these transactions). This potential technical interpretation of GAAP does not affect the economics of the transactions but may affect how the transactions would be reported in our financial statements. Our cash flows, our liquidity, and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected.
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

In addition to our valuation processes, we are active acquirers and occasional sellers of assets. Thus, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. In addition, we use third party sources to validate our valuation estimates.

There are certain other valuation estimates we make that have an impact on current period income and expense. One such area is the valuation of certain equity grants. Under FAS 123R, we estimate the value of options, which is based on a number of assumptions. Currently, most of our equity awards are restricted stock and deferred stock units and the fair values at grant equal the market value of Redwood stock so there are no assumptions required to determine fair value. However, FAS 123R does require us to estimate for forfeitures and other factors that may affect the actual expense recognized in any one period.
          Credit Reserves

For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from inherent losses existing in our consolidated residential and commercial real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

To calculate the credit reserve for credit losses for residential real estate loans and home equity lines of credit (HELOCs), we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations; and,
•	Prepayment assumptions.

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

•	On-going analysis of each individual loan, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;
•	On-going evaluation of fair values of collateral using current appraisals and other valuations;
•	Discounted cash flow analysis; and,
•	Borrower’s ability to meet obligations.

If a residential loan becomes REO or a commercial loan becomes impaired, or loans are reclassified as held-for-sale, specific valuations are primarily based on analyses of the underlying collateral.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2006, which is the end of the period covered by this 10-Q, our disclosure controls and procedures are effective.

There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares Available
	Number of	Average	Part of Publicly	For Purchase Under
	Shares	Price Paid	Announced	Publicly Announced
Period	Purchased	Per Share	Programs	Programs

January 1 - January 31, 2006	304	$41.26	—	—
February 1 - February 28, 2006	—	—	—	—
March 1 - March 31, 2006	—	—	—	—

Total	304	$41.26	—	1,000,000

The 304 shares purchased for the three months ended March 31, 2006 represent shares required to satisfy tax withholding requirements on the vesting of restricted shares. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 6.	EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: May 3, 2006	By: /s/ Douglas B. Hansen

Douglas B. Hansen
President (authorized officer of registrant)

Dated: May 3, 2006	By: /s/ Harold F. Zagunis

Harold F. Zagunis
Vice President, Chief Financial Officer, Controller, Treasurer, and Secretary (principal financial and accounting officer)