Form 10-Q
period 2006-06-30
REDWOOD TRUST INC
filed 2006-08-03
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	25,892,319 as of August 2, 2006

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Real estate loans	$10,491,014	$13,934,484
Real estate securities	2,661,250	2,418,917
Cash and cash equivalents	106,491	175,885

Total Earning Assets	13,258,755	16,529,286
Restricted cash	86,227	72,421
Accrued interest receivable	66,798	76,469
Interest rate agreements	53,573	31,220
Principal receivable	1,229	225
Deferred tax asset	5,391	5,384
Deferred asset-backed security issuance costs	45,522	54,125
Other assets	12,064	7,830

Total Assets	$13,529,559	$16,776,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Redwood debt	$529,383	$169,707
Asset-backed securities issued	11,897,988	15,585,277
Accrued interest payable	46,927	41,027
Interest rate agreements	4,203	507
Accrued expenses and other liabilities	28,825	27,889
Dividends payable	17,967	17,593

Total Liabilities	12,525,293	15,842,000

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 25,667,553 and 25,132,625 issued and outstanding	257	251
Additional paid-in capital	853,896	824,365
Accumulated other comprehensive income	90,937	73,731
Cumulative earnings	740,904	681,479
Cumulative distributions to stockholders	(681,728)	(644,866)

Total stockholders’ equity	1,004,266	934,960

Total Liabilities and Stockholders’ Equity	$13,529,559	$16,776,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest Income
Real estate loans	$152,466	$205,944	$319,545	$406,257
Real estate securities	60,395	40,230	116,897	78,284
Cash and cash equivalents	2,871	804	5,348	1,384

Interest income before provision for credit losses	215,732	246,978	441,790	485,925
Reversal of provision for credit losses	2,506	1,527	2,330	502

Total interest income	218,238	248,505	444,120	486,427
Interest Expense
Redwood debt	(1,822)	(1,789)	(3,894)	(4,483)
Asset-backed securities issued	(171,697)	(193,336)	(350,280)	(366,539)

Total interest expense	(173,519)	(195,125)	(354,174)	(371,022)
Net interest income	44,719	53,380	89,946	115,405
Operating expenses	(16,037)	(11,456)	(28,619)	(23,254)
Net recognized gains and valuation adjustments	5,993	3,045	4,123	18,057

Net income before provision for income taxes	34,675	44,969	65,450	110,208
Provision for income taxes	(3,265)	(4,054)	(6,025)	(8,731)

Net income	$31,410	$40,915	$59,425	$101,477

Basic earnings per share:	$1.23	$1.66	$2.34	$4.15
Diluted earnings per share:	$1.20	$1.62	$2.29	$4.04
Regular dividends declared per common share	$0.70	$0.70	$1.40	$1.40
Special dividends declared per common share	—	—	—	—

Total dividends declared per common share	$0.70	$0.70	$1.40	$1.40

Basic weighted average shares outstanding	25,496,552	24,591,223	25,349,853	24,474,134
Diluted weighted average shares outstanding	26,108,975	25,196,286	25,909,923	25,109,390
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$31,410	$40,915	$59,425	$101,477
Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	6,679	33,420	(1,380)	50,778
Reclassification adjustment for net (gains) losses included in net income	(1,342)	(2,921)	656	(12,963)
Net unrealized gains (losses) on cash flow hedges	10,128	(17,984)	24,315	(5,990)
Reclassification of net realized cash flow hedge (gains) losses to interest expense on asset-backed securities issued and net recognized gains and valuation adjustments	(6,119)	81	(6,385)	198

Total other comprehensive income	9,346	12,596	17,206	32,023

Comprehensive income	$40,756	$53,511	$76,631	$133,500

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006:
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

Net income	—	—	—	—	59,425	—	59,425
Net unrealized (loss)/ reclassification on assets AFS	—	—	—	(724)	—	—	(724)
Net unrealized gain/ reclassification on interest rate agreements	—	—	—	17,930	—	—	17,930
Issuance of common stock:
Dividend Reinvestment & Stock Purchase Plans	485,101	5	20,497	—	—	—	20,502
Employee Option & Stock Purchase Plans	52,257	1	387	—	—	—	388
Restricted Stock & Stock DERs	(2,430)	—	8,647	—	—	—	8,647
Dividends declared:
Common	—	—	—	—	—	(36,862)	(36,862)

June 30, 2006	25,667,553	$257	$853,896	$90,937	$740,904	$(681,728)	$1,004,266

For the Six Months Ended June 30, 2005:
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Comprehensive income:
Net income	—	—	—	—	101,477	—	101,477
Net unrealized gain on assets AFS	—	—	—	37,815	—	—	37,815
Net unrealized (loss) on interest rate agreements	—	—	—	(5,792)	—	—	(5,792)
Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	469,556	4	25,564	—	—	—	25,568
Employee Option & Stock Plans	14,905	—	1,247	—	—	—	1,247
Restricted Stock & Stock DERs	8,926	—	1,884	—	—	—	1,884
Dividends declared:
Common	—	—	—	—	—	(34,598)	(34,598)

June 30, 2005	24,646,963	$246	$801,917	$137,380	$583,084	$(530,870)	$991,757

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$59,425	$101,477
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(31,080)	(44,169)
Depreciation and amortization of non-financial assets	545	409
(Reversal of) provision for credit losses	(2,330)	(502)
Non-cash stock compensation	8,647	1,884
Net recognized gains and valuation adjustments	(4,123)	(18,057)
Principal payments on real estate loans held-for-sale	—	381
Net sales of real estate loans held-for-sale	—	14,570
Net change in:
Accrued interest receivable	9,671	(12,900)
Principal receivable	(1,004)	2,369
Deferred income taxes	281	3,751
Other assets	321	1,468
Accrued interest payable	5,900	7,735
Accrued expenses and other liabilities	937	(4,426)

Net cash provided by operating activities	47,190	53,990

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(325,316)	(1,266,047)
Proceeds from sales of real estate loans held-for-investment	8,408	—
Principal payments on real estate loans held-for-investment	3,733,573	4,120,751
Purchases of real estate securities available-for-sale	(496,822)	(493,047)
Proceeds from sales of real estate securities available-for-sale	176,432	42,667
Principal payments on real estate securities available-for-sale	101,803	93,735
Net (increase) decrease in restricted cash	(13,806)	(11,422)

Net cash provided by investing activities	3,184,272	2,486,637

Cash Flows From Financing Activities:
Net borrowings on Redwood debt	359,676	249,548
Proceeds from issuance of asset-backed securities	288,709	1,418,299
Deferred asset-backed security issuance costs	(3,383)	(8,189)
Repayments on asset-backed securities	(3,934,557)	(4,177,321)
Net sales (purchase) of interest rate agreements	4,297	(1,304)
Net proceeds from issuance of common stock	20,890	26,815
Dividends paid	(36,488)	(33,528)

Net cash (used in) provided by financing activities	(3,300,856)	(2,525,680)

Net (decrease) increase in cash and cash equivalents	(69,394)	14,947
Cash and cash equivalents at beginning of period	175,885	57,246

Cash and cash equivalents at end of period	$106,491	$72,193

Supplemental disclosure of cash flow information:
Cash paid for interest	$348,274	$363,412
Cash paid for taxes	$4,099	$6,580
Non-cash financing activity:
Dividends declared but not paid	$17,967	$17,253

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1.	REDWOOD TRUST
Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a specialty finance company that invests in real estate assets. In general, we invest in real estate assets by acquiring and owning asset-backed securities backed by real estate loans. Our primary focus is investing in first-loss and second-loss credit-enhancement securities issued by real estate loan securitizations, thereby partially guaranteeing (credit-enhancing) the credit performance of residential or commercial real estate loans owned by the issuing securitization entity.
As a real estate investment trust (REIT), we are required to distribute to stockholders as dividends at least 90% of our REIT taxable income, which is our income as calculated for tax purposes, exclusive of income earned in taxable subsidiaries. In order to meet our dividend distribution requirements we have been paying both a regular quarterly dividend and a year-end special dividend. We expect our special dividend amount to be highly variable and we may not pay a special dividend in every year. Our dividend policies and distribution practices are determined by our Board of Directors and may change over time.
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are at One Belvedere Place, Suite 300, Mill Valley, California 94941.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements presented herein are for June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the expected results for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the June 30, 2006 presentation.
Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of certain securities. In previous financial statements we recognized these expenses as a reduction in interest income. After reviewing again the nature of these costs it was determined that they did not directly relate to the specific creation of a securitization and were dependent on specific asset acquisition analysis (which may or may not result in our acquiring assets). Therefore, beginning in this quarter, we are recognizing these due diligence costs as an operating expense, and these amounts for prior periods have been reclassified to conform to this presentation.
These consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, Ltd. through Acacia CDO 9, Ltd., Acacia CDO CRE1, Ltd., RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. and Madrona Residential Funding LLC. References to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all the Acacia CDO entities. References to the Redwood REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings, Holdings’ wholly owned sub-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
sidiaries, and the Acacia entities. All significant inter-company balances and transactions have been eliminated.
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
Sequoia and Acacia Securitizations
We treat the securitizations we sponsor as financings under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. These securitization entities issue asset-backed securities (ABS) to fund their acquisitions of loans and securities. Accordingly, the underlying loans owned by the Sequoia entities are shown on our Consolidated Balance Sheets under real estate loans and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under ABS issued. Assets owned by the Acacia entities are shown on our Consolidated Balance Sheets in our real estate securities portfolio. ABS issued by the Acacia entities are shown on our Consolidated Balance Sheets as ABS issued. In our Consolidated Statements of Income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS (CES, investment grade, or interest-only security (IO)) acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our Consolidated Balance Sheets.
Earning Assets
Earning assets (as consolidated for GAAP purposes) consist primarily of real estate loans and securities. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives to generate an effective yield, considering the actual and future estimated prepayments of the assets. Gains or losses on the sale of earning assets are based on the specific identification method.
Real estate loans combines our consolidated residential and commercial real estate loans. Real estate securities combines our consolidated residential and commercial real estate securities including those securities we define as credit-enhancement securities (CES). CES includes below-investment grade (BB-,B-, and non-rated) residential securities and non-rated commercial securities. Also included in our securities portfolio are residential sub-prime, collateral debt obligation (CDO), residential second lien, and REIT corporate debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Real Estate Loans: Held-for-Investment
The majority of consolidated real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.
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
Real Estate Loans: Held-for-Sale
We may sell real estate loans from time to time to third parties other than the securitization entities we sponsor. Real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
Real Estate Securities: Available-for-Sale
Real estate securities are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.
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
For determining other-than-temporary impairment on our real estate securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Credit Reserves
For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in setting credit reserves for our real estate loans.
The following factors are considered and applied in such determinations:

•	On-going analyses of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects and changes in credit concentrations;

•	Information supporting the borrowers’ ability to meet obligations;

•	On-going evaluations of fair values of collateral using current appraisals and other valuations; and,

•	Discounted cash flow analysis.
Once we determine applicable default amounts, the timing of the defaults, and severity of losses upon the defaults, we estimate expected losses for each pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis, and we record provision, charge-offs, and recoveries monthly.
Additionally, if a loan becomes real estate owned (REO) or is reclassified as held-for-sale, valuations specific to that loan also include analyses of the underlying collateral.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Other Assets
Restricted Cash
Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for, or payable to, owners of ABS issued by those entities and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization trusts prior to purchase of real estate loans and securities. See Note 7 for additional information on restricted cash.
Deferred Tax Assets
Net deferred tax assets represent the net benefit of net operating loss (NOL) carry forwards, real estate asset basis differences, recognized tax gains on whole loan securitizations, interest rate agreement basis differences, and other temporary GAAP and tax timing differences. These temporary timing differences will be recognized in different periods for GAAP and tax purposes. Certain current period net unrealized gains and losses on securities and interest rate agreements that are reported in other comprehensive income are adjusted for the effects of tax, thus creating deferred tax assets (liabilities).
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
Accrued Interest Receivable and Principal Receivable
Accrued interest receivable and principal receivable represent principal and interest that is due and payable to us. These are generally received within the next month.
Interest Rate Agreements and Derivatives
We enter into interest rate agreements to help manage our interest rate risks. We report our interest rate agreements at fair value. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. We may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), or we may account for these as trading instruments. See Note 5 for a further discussion on interest rate agreements.
We enter into commitments to purchase loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), when applicable. These are classified as trading instruments on our Consolidated Balance Sheets until the date of settlement and changes in fair value are recorded through Net Recognized Gains and Valuation Adjustments in the Consolidated Statements of Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Redwood Debt
Redwood debt is short-term debt collateralized by loans and securities held temporarily for future sale to securitization entities. We carry this debt on our Consolidated Balance Sheets at its unpaid principal balance.
Asset-Backed Securities Issued
The majority of the liabilities reported on our Consolidated Balance Sheets represents ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. As required by the governing documents related to each series of ABS, Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the issued ABS. ABS obligations are payable solely from the assets of these entities and are non-recourse to Redwood.
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
The taxable income of Holdings and its subsidiaries is not included in REIT taxable income, and is subject to state and Federal income taxes at the applicable statutory rates. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amounts

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
of taxes recorded for financial reporting purposes and amounts actually payable as measured by tax laws and regulations.
We have recorded a provision for income taxes in our Consolidated Statements of Income based upon our estimated liability for Federal and state income tax purposes. These tax liabilities arise from estimated taxable earnings in taxable subsidiaries and from the planned retention of a portion of our estimated REIT taxable income. See Note 8 for a further discussion on income taxes.
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
The following table provides reconciliation of denominators of the basic and diluted net income per share computations.
Basic and Diluted Net Income Per Share
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	25,496,552	24,591,223	25,349,853	24,474,134
Net effect of dilutive stock options	612,423	605,063	560,070	635,256

Denominator for diluted earnings per share	26,108,975	25,196,286	25,909,923	25,109,390

Basic Earnings Per Share:
Net income per share	$1.23	$1.66	$2.34	$4.15

Diluted Earnings Per Share:
Net income per share	$1.20	$1.62	$2.29	$4.04

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive during the three and six months ended June 30, 2006 and 2005. There were no other participating securities, as defined by EITF 03-6, during the three and six months ended June 30, 2006 and 2005. For the three and six months ended June 30, 2006, the number of outstanding stock options that were antidilutive totaled 465,980 and 466,166, respectively. For the three and six months ended June 30, 2005, the number of outstanding stock options that were antidilutive totaled 370,805 and 168,636, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Other Comprehensive Income
Current period net unrealized gains and losses on real estate loan CES, real estate securities available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our Consolidated Statements of Comprehensive Income. Certain current period net unrealized gains and losses on securities and interest rate agreements that are reported in other comprehensive income are adjusted for the effects of tax, thus creating deferred tax assets (liabilities).
Stock-Based Compensation
As of June 30, 2006 and December 31, 2005, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 10.
For stock options granted as well as other share-based payment awards, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the Consolidated Statements of Income over the remaining vesting period. At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to non-vested equity awards (stock options, restricted stock, and deferred stock units). At June 30, 2006, the unamortized costs totaled $14.2 million and this will be expensed over the next four years, over half of which will be recognized over the next twelve months.
Beginning in 2003, in accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123 (FAS 148), we elected to prospectively apply the fair value method of accounting for stock-based awards issued after December 31, 2002. We accounted for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All other equity awards (deferred stock units and restricted stock), were valued at the grant date and expensed over the vesting period (regardless of when they were granted). Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to option awards granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated in the table below for the three and six months ended June 30, 2005. There is no pro-forma presentation for the six months ended June 30, 2006, as we adopted FAS 123R as of January 1, 2006, as discussed above.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Pro-Forma Net Income Under FAS 123
(In thousands, except share data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$40,915	$101,477
Add: Dividend equivalent right operating expenses under APB 25	1,779	3,558
Deduct: Stock option operating (expense) income under APB 25	2	(81)
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(219)	(470)

Pro forma net income	$42,477	$104,484

Earnings per share:
Basic — as reported	$1.66	$4.15
Basic — pro forma	$1.73	$4.27
Diluted — as reported	$1.62	$4.04
Diluted — pro forma	$1.69	$4.16
The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123R and FAS 123. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. Options are generally granted over the course of the calendar year. Certain options have dividend equivalent rights (DERs) and, accordingly, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was 10%. There were no options granted during the three months ended June 30, 2006. The following table describes the weighted average of assumptions used for calculating the value of options granted during the three and six months ended June 30, 2006 and 2005. Similar assumptions were used to calculate the pro forma information presented in the table above.
Weighted Average Assumptions used for Valuation of Options Under FAS 123R and FAS 123 Granted during period

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Stock price volatility	—	26.4%	25.7%	26.4%
Risk free rate of return (Treasury Rate)	—	3.93%	4.75%	4.07%
Average life	—	5 Years	5 years	5 years
Dividend yield assumptions	—	10.00%	10.00%	4.45%
Recent Accounting Pronouncements
On June 30, 2005, the FASB issued Derivatives Implementation Group (DIG) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (DIG B38) and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (DIG B39). DIG B38 addresses an application issue when applying FAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG B39 addresses the conditions in FAS 133, paragraph 13(b), as

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG B38 and DIG B39 became effective for us on January 1, 2006. The adoption of DIG B38 and DIG B39 did not have an impact on our financial statements.
In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments, (FAS 155), to amend FAS 133 and FAS 140. This Statement simplifies the accounting for certain hybrid financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and re-measure at fair value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair value with changes in fair value recognized in earnings. FAS 155 will become effective for us as of January 1, 2007. We believe FAS 155 will not have any material impact on our financial statements.
In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (FAS 156). This Statement amends FAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires an entity to either (i) recognize servicing assets or servicing liabilities initially at fair value and amortize this value over the period of servicing, or (ii) measure servicing assets or liabilities at fair value at each reporting date with changes in fair value reported in earnings. FAS 156 will become effective for us as of January 1, 2007. We believe FAS 156 will not have a material impact on our financial statements.
In July 2006, the FASB released Accounting for Uncertainty In Income Taxes (FIN 48). FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. The differences between current practice and the requirements of FIN 48 are significant, and a substantial effort will be required by most companies to properly assess all material uncertain positions. Further, the impact of FIN 48 is not just technical; the interpretation may cause companies to modify their tax-related strategies. The new guidance will become effective for us January 1, 2007. We are currently assessing the impact on our financial statements.
In the first quarter of 2006, we became aware of a potential technical interpretation of GAAP that differs from our current accounting presentations. This issue relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty and whether these transactions create derivatives instead of the acquisition of assets with related financing (which is how we currently present these transactions). This potential technical interpretation of GAAP does not affect the economics of the transactions but may affect how the transactions would be reported in our financial statements. Our cash flows, our liquidity, and our ability to pay a dividend would be unchanged, and we do not believe our taxable income would be affected. We have not changed our accounting treatment for this potential issue. However, if we were to change our current accounting presentations based on this interpretation, we do not believe there would be a material impact on our consolidated financial statements.

NOTE 3.	EARNING ASSETS
As of June 30, 2006 and December 31, 2005 our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate real estate loans and securities. Adjustable-rate loans have coupons that reset at least annually. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our home equity lines of credit (HELOCs) is generally ten years. The original maturity of our commercial real

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
estate loans and commercial real estate securities is generally ten years. The actual maturity is subject to change based on the prepayments of the underlying loans.
For the three months ended June 30, 2006 and 2005, the average consolidated balance of earning assets was $13.6 billion and $22.6 billion, respectively. For the six months ended June 30, 2006 and 2005, the average consolidated balance of earning assets was $14.4 billion and $23.3 billion, respectively.
Real Estate Loans
We acquire real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The following tables summarize the carrying value of real estate loans, which include residential real estate loans, HELOCs, and commercial real estate loans as reported on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.
Real Estate Loans Composition
(In thousands)

	June 30, 2006	December 31, 2005

Residential real estate loans	$10,314,414	$13,693,833
HELOCs	139,878	180,959
Commercial real estate loans	36,722	59,692

Carrying value	$10,491,014	$13,934,484

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
Real Estate Loans Carrying Value
(In thousands)

	June 30, 2006	December 31, 2005
	Held for	Held for
	Investment	Investment

Current face	$10,365,600	$13,789,333
Unamortized premium	153,005	175,948
Discount designated as credit protection	(8,141)	(8,141)

Amortized cost	10,510,464	13,957,140
Reserve for credit losses	(19,450)	(22,656)

Carrying value	$10,491,014	$13,934,484

Of the $10.4 billion of face and $153 million of unamortized premium on our real estate loans at June 30, 2006, $7.2 billion of face and $124 million of unamortized premium relates to loans acquired prior to July 1, 2004. The loans acquired prior to July 1, 2004 had face and unamortized premium balances of $9.9 billion and $142 million, respectively, at December 31, 2005. During the first half of 2006, 27% of these loans prepaid and we amortized 13% of the premium over the first half of 2006. For

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
these loans acquired prior to July 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For real estate loans acquired after July 1, 2004, the face and unamortized premium was $3.2 billion and $29 million at June 30, 2006 and $3.8 billion and $36 million at December 31, 2005, respectively. For these loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.
The following table provides detail of the activity of reported real estate loans for the three and six months ended June 30, 2006 and 2005.
Real Estate Loans Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$12,045,383	$21,829,300	$13,934,484	$22,559,244
Acquisitions	272,627	426,933	325,316	1,266,048
Sales (other than to consolidated ABS trusts)	(8,408)	(14,570)	(8,408)	(14,570)
Principal repayments	(1,805,570)	(2,560,836)	(3,733,573)	(4,121,134)
Transfers to REO	(3,879)	(608)	(5,933)	(1,329)
Net premium amortization	(12,047)	(9,857)	(24,029)	(17,531)
Reversal of provision for credit losses, net of charge-offs	2,922	1,493	3,171	622
Net recognized gains (losses) and valuation adjustments	(14)	504	(14)	1,009

Balance at end of period	$10,491,014	$19,672,359	$10,491,014	$19,672,359

Our goal is to sell all of the real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of ABS. During the period that we accumulate loans for securitization, we fund these loans with equity and with short-term debt sourced through various whole loan-financing facilities available to us. The table below presents information regarding real estate loans pledged under our borrowing agreements and owned by securitization entities.
Real Estate Loans Pledged and Unpledged
(In thousands)

	June 30, 2006		December 31, 2005

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$116,681	$108,410	$60,259	$51,924
Pledged for Redwood debt	244,446	245,414	—	—
Owned by securitization entities, financed through the issuance of ABS	10,004,473	10,137,190	13,729,074	13,882,560

Carrying value	$10,365,600	$10,491,014	$13,789,333	$13,934,484

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Real Estate Securities
The real estate securities shown on our Consolidated Balance Sheets include residential and commercial real estate securities acquired from securitizations sponsored by others and certain other securities.
Real Estate Securities Composition
The following table summarizes the carrying value of real estate securities. Our real estate securities portfolio includes residential CES (BB, B, and unrated residential real estate loan securities), commercial CES (unrated commercial real estates securities), and various other securities, as reported on our Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.
Real Estate Securities Composition
(In thousands)

	June 30, 2006	December 31, 2005

Residential CES	$715,360	$612,649
Commercial CES	75,889	57,687
Other securities	1,870,001	1,748,581

Carrying value	$2,661,250	$2,418,917

The table below presents information on the types of securities that are included in our Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, and their current credit ratings.
Real Estate Securities — Underlying Collateral Characteristics
At June 30, 2006
(In millions)

		Rating

	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$401	$6	$2	$18	$101	$159	$39	$76
Residential prime real estate	1,567	72	251	259	270	379	169	167
Residential sub-prime real estate	407	5	86	237	79	—	—	—
Residential second lien real estate	93	3	46	38	6	—	—	—
REIT corporate debt	9	—	—	—	1	8	—	—
Real estate CDOs	184	44	28	37	60	14	—	1

Total securities	$2,661	$130	$413	$589	$517	$560	$208	$244

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
At December 31, 2005
(In millions)

		Rating

	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$380	$11	$2	$20	$129	$130	$30	$58
Residential prime real estate	1,302	29	243	196	232	331	116	155
Residential sub-prime real estate	442	5	86	292	59	—	—	—
Residential second lien real estate	108	—	49	54	5	—	—	—
REIT corporate debt	32	—	—	—	24	8	—	—
Real estate CDOs	155	37	25	37	44	11	—	1

Total securities	$2,419	$82	$405	$599	$493	$480	$146	$214

The table below presents the face value, unamortized discount, the portion of the discount designated as credit protection, the unrealized gains and losses, and the carrying value of real estate securities reported on our Consolidated Balance Sheets.
Residential and Commercial Real Estate Securities — June 30, 2006
(In millions)

		Residential and
		Commercial Credit-
	Total Real	Enhancement
	Estate Securities	Securities	Other Securities
	Available-for-Sale	Available-for-Sale	Available-for-Sale

Current face	$3,393,492	$1,432,613	$1,960,879
Unamortized premium — interest-only certificates	9,203	—	9,203
Unamortized discount, net	(180,385)	(90,925)	(89,460)
Discount designated as credit protection	(617,712)	(617,712)	—

Amortized cost	2,604,598	723,976	1,880,622
Gross unrealized gains	97,385	82,062	15,323
Gross unrealized losses	(40,733)	(14,789)	(25,944)

Carrying value	$2,661,250	$791,249	$1,870,001

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Residential and Commercial Real Estate Securities — December 31, 2005
(In thousands)

		Residential and
		Commercial Credit-
	Total Real Estate	Enhancement
	Securities	Securities	Other Securities
	Available-for-Sale	Available-for-Sale	Available-for-Sale

Current face	$3,021,363	$1,211,217	$1,810,146
Unamortized premium — interest-only certificates	14,866	—	14,866
Unamortized discount, net	(177,438)	(107,337)	(70,101)
Discount designated as credit protection	(496,416)	(496,416)	—

Amortized cost	2,362,375	607,464	$1,754,911
Gross unrealized gains	93,322	80,122	13,200
Gross unrealized losses	(36,780)	(17,250)	(19,530)

Carrying value	$2,418,917	$670,336	$1,748,581

At June 30, 2006, our securities provided credit-enhancement on $213 billion residential real estate loans, $29 billion of commercial real estate loans, and $16 billion of commercial real estate loans through a re- Real Estate Mortgage Investment Conduit (REMIC). At December 31, 2005, we credit-enhanced $170 billion of residential real estate loans, $26 billion of commercial real estate loans, and $17 of billion commercial real estate loans through a re-REMIC.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each security. The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and six months ended June 30, 2006 and 2005.
Residential and Commercial Unamortized Discount and Designated Credit Protection
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Beginning balance of unamortized discount	$91,290	$64,061	$107,337	$97,841
Amortization of discount	(11,319)	(7,429)	(23,198)	(15,747)
Calls, sales, and other	(520)	(2,483)	418	(15,391)
Re-designation of credit protection to discount	19,808	23,518	17,204	22,190
Acquisitions	(8,334)	(6,026)	(10,836)	(17,252)

Ending balance of unamortized discount	$90,925	$71,641	$90,925	$71,641

Beginning balance of designated credit protection	$541,553	$454,669	$496,416	$385,762
Realized credit losses	(903)	(2,008)	(3,482)	(3,231)
Calls, sales and other	(330)	(1,767)	(5,039)	(11,379)
Re-designation of credit protection to discount	(19,808)	(23,518)	(17,204)	(22,190)
Acquisitions	97,200	64,014	147,021	142,428

Ending balance of designated credit protection	$617,712	$491,390	$617,712	$491,390

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater then previously expected), the yield over the remaining life of the security may be adjusted upwards over time. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward or we may have an other-than-temporary impairment. For the three and six months ended June 30, 2006, we recognized other-than-temporary impairments of $2.3 million and $5.5 million, respectively. For the three and six months ended June 30, 2005, we recognized other-than-temporary impairments of $1.7 million and $2.1 million, respectively. These impairments are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table shows the gross unrealized losses, fair value, and length of time that any real estate securities have been in a continuous unrealized loss position as of June 30, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.
Real Estate Securities with Unrealized Losses as of June 30, 2006
(In thousands)

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Real estate securities	$920,174	$(33,486)	$131,048	$(7,247)	$1,051,222	$(40,733)
The following table provides detail of the activity in our real estate securities portfolio for the three and six months ended June 30, 2006 and 2005.
Real Estate Securities Activity
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$2,528,099	$2,145,341	$2,418,917	$1,956,233
Acquisitions	333,223	244,031	496,822	493,047
Sales (other than to consolidated ABS trusts)	(162,798)	(3,012)	(176,432)	(42,667)
Principal repayments (including calls)	(56,720)	(42,733)	(101,803)	(93,735)
Discount amortization	12,790	7,580	25,319	16,013
Net unrealized gains	6,173	30,499	111	37,816
Net recognized gains and valuation adjustments	483	2,723	(1,684)	17,722

Balance at end of period	$2,661,250	$2,384,429	$2,661,250	$2,384,429

Of the $57 million and $102 million of principal pay downs in the three and six months ended June 30, 2006, $4 million and $6 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities. Of the $43 million and $94 million of principal pay downs in the three and six months ended June 30, 2005, $9 million and $27 million, respectively, represented calls of the securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following tables provide the activity for the components of the securities portfolios; residential CES, commercial CES, and other securities.
Residential Credit-Enhancement Securities Activity
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$643,823	$611,394	$612,649	$561,658
Acquisitions	89,217	87,849	142,039	155,658
Sales (other than to consolidated ABS trusts)	(10,317)	—	(19,967)	(27,293)
Principal repayments (including calls)	(28,102)	(20,400)	(45,571)	(44,332)
Discount amortization	12,410	7,775	25,565	16,502
Net unrealized gains (losses)	6,317	15,207	(2,421)	24,393
Net recognized gains and valuation adjustments	2,012	4,370	3,066	19,609

Balance at end of period	$715,360	$706,195	$715,360	$706,195

Commercial Credit-Enhancement Securities Activity
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$66,648	$28,570	$57,687	$14,498
Acquisitions	8,125	—	15,036	12,870
Sales (other than to consolidated ABS trusts)	—	—	—	—
Principal repayments (including calls)	—	—	—	—
Discount amortization	(1,091)	(346)	(2,367)	(755)
Net unrealized gains	3,458	1,324	6,822	2,935
Net recognized gains and valuation adjustments	(1,251)	(151)	(1,289)	(151)

Balance at end of period	$75,889	$29,397	$75,889	$29,397

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Other Securities Activity
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$1,817,628	$1,505,377	$1,748,581	$1,380,077
Acquisitions	235,881	156,182	339,747	324,519
Sales (other than to consolidated ABS trusts)	(152,481)	(3,012)	(156,465)	(15,374)
Principal repayments (including calls)	(28,618)	(22,333)	(56,232)	(49,403)
Discount amortization	1,471	151	2,121	266
Net unrealized gains (losses)	(3,602)	13,968	(4,290)	10,488
Net recognized gains and valuation
Adjustments	(278)	(1,496)	(3,461)	(1,736)

Balance at end of period	$1,870,001	$1,648,837	$1,870,001	$1,648,837

We generally fund the first-loss and second-loss interests of residential securities and first-loss commercial securities with equity capital. We sell the other interests we acquire to securitization entities (generally, Acacia) that re-securitize these assets by issuing ABS. Prior to sale to these securitization entities, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us. The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of June 30, 2006 and December 31, 2005.
Real Estate Securities Pledged and Unpledged
(In thousands)

	June 30, 2006	December 31, 2005

Unpledged	$442,059	$371,225
Pledged for Redwood debt	282,740	164,426
Owned by securitization entities, financed through issuance of ABS	1,936,451	1,883,266

Carrying value	$2,661,250	$2,418,917

Net Recognized Gains (Losses) and Valuation Adjustments
Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains (losses) and valuation adjustments reported in income for the three and six months ended June 30, 2006 and 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Net Recognized Gains and Valuation Adjustments
(In thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Realized gains on calls:
Real estate securities	$747	$4,421	$747	$11,969
Realized gains (losses) on sales:
Real estate loans	(14)	504	(14)	1,009
Real estate securities	2,041	12	3,100	7,854
Valuation adjustments — Impairment:
Real estate securities	(2,305)	(1,710)	(5,531)	(2,101)
Gains (losses) on interest rate agreements	9,160	(182)	9,457	(674)
Purchase commitments	(3,636)	—	(3,636)	—

Net recognized gains and valuation adjustments	$5,993	$3,045	$4,123	$18,057

During the course of preparing the financial statements for the second quarter, we discovered that accrual rates for interest income on certain securities and interest expense on certain ABS issued had been incorrectly applied and not correctly adjusted to the appropriate amount once the cash had been received or paid. The impact of this error was that on a cumulative basis we had overstated interest income by $1.3 million and understated interest expense by $0.2 million.
Also, due diligence expenses for certain securities purchased had been incorrectly capitalized and not expensed as incurred. The incorrectly capitalized due diligence expenses were $0.6 million.
Under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. After carefully assessing the effect of this error on previously reported earnings and the effect of recording a total cumulative correcting adjustment of $2.1 million in the second quarter of 2006, we determined that the errors were not material to the financial statements for the three and six months ended June 30, 2006. Accordingly, a cumulative correcting adjustment of $1.5 million was recorded and resulted in a decrease in interest income, an increase in interest expense in the Consolidated Statements of Income and a decrease in accrued interest receivable and an increase in accrued interest payable balances on the Consolidated Balance Sheets. For due diligence expenses, the cumulative correcting adjustment of $0.6 million was recorded and resulted in an increase in operating expenses in the Consolidated Statements of Income and a decrease in mortgage securities on the Consolidated Balance Sheets. The correction of this error did not materially affect taxable income or our dividend distribution.

NOTE 4.	RESERVES FOR CREDIT LOSSES
We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of real estate loans on our Consolidated Balance Sheets.
Our loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We generally accrue interest on delinquent loans to the extent cash is received; any potential loss is included in our credit reserve. When a loan becomes REO, we estimate the specific loss, based on

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
estimated net proceeds from the sale of the property (including accrued but unpaid interest), and charge this specific estimated loss against the reserve for credit losses. A majority of the residential loans consolidated on our balance sheet have interest-only payments for an initial term. Any increased credit risk that these loans may contain is reflected in our analysis and determination of the appropriate credit reserves.
The following table summarizes the activity in reserves for credit losses for our consolidated real estate loans for the three and six months ended June 30, 2006 and 2005.
Real Estate Loans
(In thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$22,372	$24,452	$22,656	$23,896
Reversal of provision for credit reserve	(2,506)	(1,527)	(2,330)	(502)
Net recoveries (charge-offs)	(416)	34	(876)	(435)

Balance at end of period	$19,450	$22,959	$19,450	$22,959

Delinquencies in our consolidated residential real estate loans were $47 million and $37 million as of June 30, 2006 and December 31, 2005, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loans, delinquencies stood at 0.46% and 0.27% of our current loan balances as of June 30, 2006 and December 31, 2005, respectively. We had no delinquent commercial real estate loans as of June 30, 2006 and December 31, 2005.
During the quarter we reduced our loss confirmation period (see Note 2) by one month based on the change in our real estate loan portfolio composition. The mix of the portfolio changed as the loans prepaid and acquisitions of new loans were at a slow pace. We determined that the time period from initial deterioration in a borrower’s condition to charge-off of the loan had been reduced based on the profile of the borrowers in the portfolio. Total losses estimated over the life of the loan did not change; however, the estimated timing of these total losses was adjusted. The effect of this change in confirmation period was to reverse $1.0 million of reserves for credit losses to the Consolidated Statements of Income for the three months ended June 30, 2006.
Reserve for Deferred Interest
For negatively amortizing loans that we credit-enhance, we intend to recognize interest income when we receive the cash — either currently, or at a later date, according to the terms of the loan.
To the extent we own any first- or second-loss securities with underlying loans that do not make the fully amortized payment, we do not recognize any unpaid interest as income. That is, we only recognize the actual interest paid by establishing a reserve for the amounts the loans negatively amortize. These reserves are netted against our accrued interest receivable. During the three and six months ended June 30, 2006, we increased our reserve for deferred interest by $0.9 million and $1.7 million, respectively, against interest income on these securities. We did not provide for a reserve against interest income on these securities for the three and six months ended June 30, 2005. At June 30, 2006, the outstanding reserve was $2.6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
One commercial loan that we own, in accordance with the contractual arrangements, began deferring interest payments in 2006, though we may receive these amounts at a later date. Consistent with our accounting practice on negatively amortizing loans, we did not recognize the $0.1 million and $0.4 million of interest accrued and not paid on this loan, during the three and six months ended June 30, 2006, respectively.

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
On the date on which an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument). We currently have elected cash flow hedging treatment for certain interest rate agreements and treat other interest rate agreements as trading instruments.
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
We incur credit risk to the extent that the counterparties to the interest rate agreements do not perform their obligations under the interest rate agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the interest rate agreement. In order to mitigate this risk, we only enter into interest rate agreements that are either (a) transacted on a national exchange or (b) transacted with counterparties that are either (i) designated by the U.S. Department of Treasury as a primary government dealer, (ii) affiliates of primary government dealers, or (iii) rated AA or higher. Furthermore, we generally enter into interest rate agreements with several different counterparties in order to diversify our credit risk exposure and maintain margin accounts with them.
We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of June 30, 2006 and December 31, 2005, the net fair value of interest rate agreements was $49.4 million and $30.7 million, respectively, and are summarized in the table below. See Note 10 for the impact of these fair value changes on Accumulated Other Comprehensive Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Interest Rate Agreements
(In thousands)

	June 30, 2006			December 31, 2005

	Fair	Notional	Credit	Fair	Notional	Credit
	Value	Amount	Exposure	Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,924	$76,400	$—	$1,913	$116,400	$—
Interest rate caps sold	(233)	(25,000)	—	(239)	(65,000)	—
Interest rate corridors purchased	—	1,079,885	—	—	1,059,851	—
Interest rate swaps	3,354	776,307	—	148	80,400	—
Purchase commitments	(3,636)	850,000	—	—	—	—
Cash Flow Hedges
Interest rate swaps	47,961	4,201,088	(6,509)	28,891	5,399,653	(2,672)

Total Interest Rate Agreements	$49,370	$6,958,680	$(6,509)	$30,713	$6,591,304	$(2,672)

The following table depicts the amounts included in interest expense and net recognized gains (losses) and valuation adjustments activity for the three and six months ended June 30, 2006 and 2005 for our interest rate agreements.

Interest Rate Agreements
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net Amounts Credited to (Included in) Interest Expense for Cash Flow Hedges
Realized net gains (losses) due to net ineffective portion of hedges	$(350)	$(441)	$133	$(45)
Realized net loss reclassified from other comprehensive income	206	(81)	472	(198)
Net cash payment (receipt) on interest rate swaps	3,823	1,397	6,054	2,587

Total	$3,679	$875	$6,659	$2,344

Net Recognized Gains (Losses) and Valuation Adjustments
Realized net gains (losses) on trading instruments	$5,524	$(182)	$5,821	$(674)

We have elected cash flow hedging treatment for many of our existing interest rate agreements. For these interest rate agreements, the ineffective portion of the hedging derivative is recognized immediately in earnings. We anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. We use the dollar-offset method to determine the amount of ineffectiveness. For the three and six months ended June 30, 2006, the amount of ineffectiveness was $0.4 million of expense and $0.1 million of income, respectively. For the three and six months ended June 30, 2005, the amount of ineffectiveness was $0.4 million and $0.1 million of expense, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Should we choose to terminate a cash flow hedge, the value of that hedge will be reclassified from accumulated other comprehensive income into earnings over time. For the three and six months ended June 30, 2006, the amount reclassified from other comprehensive income to interest expense totaled positive $0.2 million and positive $0.5 million, respectively. For the three and six months ended June 30, 2005, the amount reclassified from other comprehensive income to interest expense totaled negative $0.1 million and negative $0.2 million, respectively. The timing of the reclassification depends on the status of the hedged or forecasted transaction. If the hedged transaction no longer exists, or the forecasted transaction is no longer expected to occur, then the reclassification occurs immediately. If the hedged transaction still exists, or the forecasted transaction is still expected to occur, then the reclassification occurs over the original period of such transaction. To date we have terminated several cash flow hedges where the hedged transaction still exists or is still expected to occur. As a result, included in accumulated other comprehensive income at June 30, 2006, was a net gain balance of $0.8 million related to these terminated cash flow hedges to be reclassified into earnings over the original period of the transaction. This net gain consisted of $5.8 million of hedges terminated at a gain and $5.0 million of hedges terminated at a loss. Of this net amount, $0.4 million will be recognized as interest income on our Consolidated Statements of Income over the next twelve months. At June 30, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions is ten years, and all forecasted transactions are expected to occur within the next year.
Also included in our interest expense in our Consolidated Statements of Income is the net cash receipts on interest rate agreements designated as cash flow hedges. For the three and six months ended June 30, 2006, the net cash receipts credited to interest expense totaled $3.8 million and $6.1 million, respectively. For the three and six months ended June 30, 2005, the net cash receipts credited to interest expense totaled $1.4 million and $2.6 million, respectively.
We did not elect hedge accounting treatment for some of our existing interest rate agreements and these are accounted for as “trading” instruments. Thus, changes in the market value of these interest rate agreements and associated income and expenses are reported through our earnings and appear in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income. For the three and six months ended June 30, 2006, the amount of market value changes associated with interest rate agreements accounted for as trading instruments totaled positive $5.5 million and positive $5.8 million, respectively. For the three and six months ended June 30, 2005, the amount of market value changes associated with interest rate agreements accounted for as trading instruments totaled negative $0.2 million and negative $0.7 million, respectively.
During the three months ended June 30, 2006 we entered into commitments to purchase $850 million of residential hybrid loans that will settle in the third quarter of 2006. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), where applicable. These commitments are classified as trading instruments on our Consolidated Balance Sheets until the date of settlement and changes in fair value are recorded through Net Recognized Gains and Valuation Adjustments in the Consolidated Statements of Income. Included in Net Recognized Gains and Valuation Adjustments for the three months ended June 20, 2006 is $3.6 million of negative fair value change on these hybrid loan commitments and a positive $3.0 million fair value change on related interest rate agreements, for a net loss of $0.6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	SHORT-TERM DEBT
At June 30, 2006 the balance of outstanding Redwood debt was $529 million and at December 31, 2005 the outstanding balance was $170 million. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood debt by collateral type as of June 30, 2006 and December 31, 2005.
Redwood Debt
(In thousands)

	June 30, 2006			December 31, 2005

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity

Residential real estate loan collateral	$238,445	5.71%	173	$—	—	—
Residential loan CES collateral	69,349	5.99%	34	38,707	4.99%	73
Real estate securities collateral	221,589	5.85%	34	131,000	5.07%	73

Total Redwood debt	$529,383	5.81%	97	$169,707	5.05%	73

For both the three and six months ended June 30, 2006, the average balance of Redwood debt was $0.1 billion and the weighted-average interest cost was 8.51% and 7.00%, respectively. For both the three and six months ended June 30, 2005, the average balance of Redwood debt was $0.2 billion and the weighted-average interest cost was 3.30% and 3.63%, respectively. At June 30, 2006 and December 31, 2005, accrued interest payable on Redwood debt was $1.8 million and $1.0 million, respectively.
As of June 30, 2006 and December 31, 2005, Redwood debt had the following remaining maturities.
Redwood Debt
(In thousands)

	June 30,	December 31,
	2006	2005

Within 30 days	$—	$—
31 to 90 days	290,938	169,707
Over 90 days	238,445	—

Total Redwood debt	$529,383	$169,707

In 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/ P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
BBB-rated Madrona ABS to provide further credit support. This facility has a three-year term. As of June 30, 2006 there was no commercial paper outstanding.
We have uncommitted facilities available with several banks and major investment banking firms for financing real estate securities and loans and an unsecured line of credit with a bank. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in market values from time to time under these agreements. The table below summarizes the outstanding balances as of June 30, 2006 and December 31, 2005 by collateral type.
Redwood Debt
(In thousands)

	June 30, 2006

	Number of
	Facilities	Outstanding	Limit	Maturity

Facilities by collateral:
Real estate loans	4	$238,445	$1,800,000	8/06-1/07
Real estate securities	1	290,938	500,000	8/06
Unsecured line of credit	1	—	10,000	8/06
Madrona commercial paper facility	1	—	300,000	4/08

Total facilities	7	$529,383	$2,610,000

	December 31, 2005

	Number of
	Facilities	Outstanding	Limit	Maturity

Facilities by collateral:
Real estate loans	4	$—	$1,800,000	1/06-9/06
Real estate securities	1	169,707	300,000	3/06
Unsecured line of credit	1	—	10,000	8/06
Madrona commercial paper facility	1	—	300,000	4/08

Total facilities	7	$169,707	$2,410,000

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. It is our intent to renew facilities and pursue additional facilities and other types of financing as needed.

NOTE 7.	ASSET-BACKED SECURITIES ISSUED
Securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the ABS is indexed to one-, three-, or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS IOs issued have a fixed spread, while others earn a coupon based on the spread between collateral owned and the ABS issued by the securitized entity. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.
The components of ABS issued by consolidated securitization entities as of June 30, 2006 and December 31, 2005, along with other selected information, are summarized in the table below.
Asset-Backed Securities Issued
(In thousands)

	June 30, 2006	December 31, 2005

Sequoia ABS issued — certificates with principal value	$9,612,079	$13,246,343
Sequoia ABS issued — interest-only certificates	106,220	142,788
Acacia ABS issued	2,158,444	2,165,840
Commercial ABS issued	—	4,250
Madrona ABS issued	5,400	5,400
Unamortized premium on ABS	15,845	20,656

Total consolidated ABS issued	$11,897,988	$15,585,277

Range of weighted average interest rates, by series — Sequoia	4.67% to 6.10%	4.23% to 5.65%
Stated Sequoia maturities	2008-2035	2007-2035
Number of Sequoia series	41	42
Range of weighted average interest rates, by series — Acacia	5.34%-6.17%	4.32%-5.40%
Stated Acacia maturities	2023-2046	2023-2046
Number of Acacia series	8	8
Weighted average interest rates — Commercial	—	12.00%
Stated commercial maturities	—	2009
Number of commercial series	—	1
The following table summarizes the accrued interest payable on ABS issued as of June 30, 2006 and December 31, 2005.
Accrued Interest Payable on Asset-Backed Securities Issued
(In thousands)

	June 30, 2006	December 31, 2005

Sequoia	$22,198	$26,225
Acacia	22,933	13,778
Commercial	—	44

Total accrued interest payable on ABS issued	$45,131	$40,047

The ABS issued by securitization entities sponsored by us are collateralized by real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. Residential real estate loan collateral consists primarily of conventional, 25- or 30-year, adjustable-rate and hybrid residential real estate loans secured by first liens on one- to four-family residential properties. HELOC collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by real estate securities and

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities appear on our Consolidated Balance Sheets. The ABS issued by Madrona Residential Funding LLC (Madrona ABS) represents a form of additional credit support potentially available to the purchasers of the commercial paper.
Sequoia entities did not issue any ABS during the six months ended June 30, 2006. During the three and six months ended June 30, 2005, Sequoia entities issued $0.4 billion and $1.1 billion, respectively, of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans from us.
Acacia entities did not issue any ABS during the three months ended June 30, 2006 or 2005. During both the six months ended June 30, 2006 and 2005, an Acacia entity issued $300 million of Acacia ABS.
During the six months ended June 30, 2006, and during the three months ended June 30, 2005, there were no issuances of commercial ABS. During the six months ended June 30, 2005, we issued $4.3 million of commercial ABS. During both the three and six months ended June 30, 2006, a commercial ABS of $4.3 million was paid off in full. During the three and six months ended June 30, 2005, commercial ABS of $5.5 million and $9.5 million were paid off, respectively.
The carrying value components of the collateral for ABS issued and outstanding as of June 30, 2006 and December 31, 2005 are summarized in the table below:
Collateral for Asset-Backed Securities Issued
(In thousands)

	June 30, 2006	December 31, 2005

Real estate loans	$10,137,190	$13,882,560
Real estate securities	1,936,451	1,883,266
Real estate owned (REO)	5,288	2,589
Restricted cash owned by consolidated securitization entities	86,227	70,276
Accrued interest receivable	60,614	71,850

Total collateral for ABS issued	$12,225,770	$15,910,541

The total restricted cash balance at June 30, 2006 of $86 million and $72 million at December 31, 2005, respectively, represented principal and interest due to owners of ABS issued by securitization entities, cash pledged as collateral on interest rate agreements, and cash held back from borrowers until certain loan agreement requirements were met.

NOTE 8.	TAXES
For tax purposes, a REIT can deduct dividends paid from REIT taxable income, and thus effectively reduce or eliminate corporate-level income taxes on REIT income. A REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status but will be taxable at corporate rates on this retained income. As of June 30, 2006, we had met all of the dividend distribution requirements of a REIT.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2005 that were paid in January 2006 are considered taxable income to stockholders in 2005 (the year declared).
Our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, were less than 85% of our estimated 2005 REIT taxable income. This resulted in a 4% excise tax provision on the shortfall. We anticipate following a similar pattern in 2006. For the three and six months ended June 30, 2006, we provided for excise tax of $0.3 million and $0.6 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. For the three and six months ended June 30, 2005, we also provided for excise tax of $0.3 million and $0.6 million, respectively. As of June 30, 2006 and December 31, 2005, accrued excise tax payable was $0.6 million and $1.2 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.
We currently plan to retain approximately 10% of our 2006 REIT ordinary taxable income (as we have in the previous three years) and will be subject to corporate level income taxes on any retained income for the 2006 calendar tax year. We plan to distribute any capital gains income (income generated from calls and sales) that we generate to allow our stockholders to potentially take advantage of a lower tax rate on those distributions.
The following table summarizes the tax provisions for Redwood REIT and Holdings for the three and six months ended June 30, 2006 and 2005.
Provision for Income Tax
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Current Tax Provision:
Redwood REIT — Federal	$1,400	$1,400	$2,700	$2,500
Holdings — Federal	1,300	600	1,700	1,010
State Unitary (Redwood and Holdings)	802	700	1,344	1,470

Total current tax provision	$3,502	$2,700	$5,744	$4,980

Deferred Tax Provision:
Holdings	(237)	1,354	281	3,751

Total provision for income tax	$3,265	$4,054	$6,025	$8,731

The Redwood REIT Federal tax provision for corporate income tax is estimated based on the amount of REIT ordinary income that we permanently retained, or plan to retain. Holdings deferred tax provisions are attributable to temporary differences between GAAP and tax accounting treatments on securitization gains and the utilization of prior period deferred tax assets.
As of June 30, 2006 and December 31, 2005, Holdings had net deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss carry forwards. Although realization is not assured, we believe it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if revised estimates of future taxable income during the carry forward periods are lower than expectations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Deferred Tax Assets
(In thousands)

	June 30, 2006	December 31, 2005

Net operating loss carry forward — State	$623	$725
Capital loss carry forward	15	—
Real estate assets	2,957	1,970
Gains from Sequoia securitizations	1,353	2,536
State credit carry forward	229	229
Negative amortization loan reserve	106	—
Capitalized expenses	(32)	—
FAS 115 & 133 OCI Mark to Market	288	—
Interest rate agreements	243	224

Total deferred tax assets	$5,782	$5,684
Valuation allowance	(391)	(300)

Total benefited deferred tax assets	$5,391	$5,384

Holdings’ state NOLs were $8.8 million and $10.1 million at June 30, 2006 and December 31, 2005, respectively. These state NOLs will expire by 2012, unless utilized. At June 30, 2006 and December 31, 2005, the valuation allowance relates exclusively to Holdings’ state NOLs which may expire before being utilized.
The statutory combined Federal and state corporate tax rate is 42%. This rate is applied to the amount of estimated REIT taxable income retained and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less than the statutory combined rate as we are allowed to deduct dividend distributions. In addition, there are some permanent and temporary differences (including accounting for securitizations, stock options, and other employee compensation expenses) between GAAP income and taxable income that result in changes in our effective rate from the statutory rates.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table presents the carrying values and estimated fair values of our financial instruments as of June 30, 2006 and December 31, 2005.
Fair Value of Financial Instruments
(In thousands)

	June 30, 2006		December 31, 2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Real estate loans held-for-investment	$10,491,014	$10,412,445	$13,934,484	$13,855,709
Real estate securities available-for-sale	$2,661,250	$2,661,250	$2,418,917	$2,418,917
Interest rate agreements	$53,573	$53,573	$31,220	$31,220
Cash and cash equivalents	$106,491	$106,491	$175,885	$175,885
Restricted cash	$86,227	$86,227	$72,421	$72,421
Accrued interest receivable	$66,798	$66,798	$76,469	$76,469

Liabilities
Redwood debt	$529,383	$529,383	$169,707	$169,707
ABS issued	$11,897,988	$11,866,302	$15,585,277	$15,519,383
Interest rate agreements	$4,203	$4,203	$507	$507
Accrued interest payable	$46,927	$46,927	$41,027	$41,027
Commitments to purchase	$3,636	$3,636	$—	$—
Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans

•	Residential loan and HELOC fair values are determined by available market quotes and discounted cash flow analyses and are confirmed by third party/dealer pricing indications.

•	Commercial loan fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•	Real estate securities

•	Real estate securities fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

•	Interest rate agreements

•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.

•	Restricted cash

•	Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Accrued interest receivable and payable

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

•	Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.

•	ABS issued

•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•	Commitments to purchase

•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

NOTE 10.	STOCKHOLDERS’ EQUITY
Stock Option Plan
In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan, or IP) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The IP authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the IP. The IP has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. In addition, this latest amendment incorporated the addition of performance units as a type of award under the Plan, which may be awarded to officers, directors, and employees of Redwood or any of its subsidiaries, and other persons expected to provide significant services to Redwood or any of its subsidiaries. Performance units are intended to be used for annual cash bonus payments granted to Executive Committee members who are named executive officers (the Chief Executive Officer and other four most highly compensated officers) in an amount not to exceed $5 million per grantee per year, so as to qualify as performance-based compensation under the Code. As of June 30, 2006 and December 31, 2005, 849,895 and 315,866 shares of common stock, respectively, were available for grant.
ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both June 30, 2006 and December 31, 2005, 551,697 ISOs had been granted. The exercise price for ISOs granted under the IP may not be less than the fair market value of shares of common stock at the time the ISO is granted.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
DERs
Redwood has granted stock options that accrue and pay cash or stock DERs. Cash DERs per applicable option are cash payments made that are equal to the per share dividends paid on common stock to our shareholders. In 2005 and earlier, prior to our adoption of FAS 123R on January 1, 2006, we expensed the cash DERs to be paid on options granted prior to January 1, 2003. These expenses were included in operating expenses in our Consolidated Statements of Income for the years 2005 and earlier. For the three and six months ended June 30, 2005, we accrued cash DER expenses of $1.8 million and $3.5 million, respectively, relating to these options. For 2005 and earlier years, stock options granted between January 1, 2003 and December 31, 2005 that provided for cash DERs were accounted for under the provisions of FAS 123; thus, there are no DER expenses associated with these options as future DERs were included in the valuation of the stock options at the grant date. For the three and six months ended June 30, 2005, we accrued stock option expenses of $0.3 million and $0.7 million, respectively. With the adoption of FAS 123R on January 1, 2006, the grant date fair value of all remaining unvested stock options is expensed on the Consolidated Statements of Income over the remaining vesting period of each option. For the three and six months ended June 30, 2006, stock option expense of $0.5 million and $1.1 million, respectively, was recorded on our Consolidated Statements of Income. As of June 30, 2006, there was $2.4 million of unrecognized compensation cost related to nonvested stock options. These costs will be expensed over a weighted-average period of 1.2 years. As of June 30, 2006 and December 31, 2005, there were 1,394,191 and 1,491,403 unexercised options with cash DERs, respectively. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all reported periods.
Stock DERs represented shares of stock that were issuable when the holders exercised the underlying stock options, the amount of which was based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. In November 2005, all options with stock DERs were converted to options with cash DERs to comply with Internal Revenue Code Section 409A deferred compensation rules. At June 30, 2006 and December 31, 2005, there were no unexercised options with stock DERs. For the three and six months ended June 30, 2005, an expense of $10,000 and income of $59,000, respectively, was recorded related to stock options with stock DERs for awards that were considered variable awards under APB 25.
Redwood has also granted stock options with no DERs. As of June 30, 2006 and December 31, 2005, there were 113,035 and 57,009 of unexercised options with no DERs, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
A summary of the stock option activity during the three and six months ended June 30, 2006 and 2005 is presented below. Note 2 provides a discussion on the assumptions used to value stock options at grant date.
Stock Option Activity

	Three Months Ended June 30,

	2006		2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Outstanding
Outstanding options at beginning of period	1,507,957	$33.19	1,612,435	$31.88
Options granted	—	—	1,601	$52.20
Options exercised	(350)	$24.50	(6,905)	$28.67
Options forfeited	(381)	$43.13	(10,392)	$47.13
Stock dividend equivalent rights earned	—	—	5,301	—

Outstanding options at end of period	1,507,226	$33.19	1,602,040	$31.71

Options exercisable at period-end	1,287,156		1,160,054
Weighted average fair value of options granted during the period	$—		$4.17

	Six Months Ended June 30,

	2006		2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Activity
Outstanding options at beginning of period	1,548,412	$32.60	1,624,465	$31.77
Options granted	33,871	$41.09	3,601	$51.70
Options exercised	(73,641)	$24.13	(22,545)	$18.91
Options forfeited	(1,416)	$41.16	(13,359)	$43.64
Stock dividend equivalent rights earned	—	—	9,878	—

Outstanding options at end of period	1,507,226	$33.19	1,602,040	$31.71

Options exercisable at period-end	1,287,156		1,160,054
Weighted average fair value of options granted during the period	$3.41		$10.84

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options outstanding at June 30, 2006.
Stock Option Exercise Prices as of June 30, 2006

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price

$10 to $20	351,783	3.18	$12.75	351,783	$12.75
$20 to $30	388,709	4.20	$24.17	348,533	$23.84
$30 to $40	266,460	0.90	$37.49	266,335	$37.49
$40 to $50	130,931	2.81	$44.37	130,756	$44.38
$50 to $60	368,542	7.64	$55.08	188,948	$54.81
$60 to $63	801	6.12	$62.54	801	$62.54

$10 to $63	1,507,226	4.10	$33.19	1,287,156	$30.29

Restricted Stock
As of June 30, 2006 and December 31, 2005, 18,186 and 21,038 shares, respectively, of restricted stock were outstanding. For both the three and six months ended June 30, 2006, 247 shares of restricted stock were granted. No restrictions lapsed during the three months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 and 2005, restrictions on 972 and 1,750 shares lapsed, respectively. Restrictions on the remaining shares of outstanding restricted stock lapse through July 1, 2010. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. Amortization expense of restricted stock awards totaled $76,000 and $150,000, respectively, for the three and six months ended June 30, 2006, respectively. Amortization expense of restricted stock awards totaled $21,000 and $39,000 for three and six months ended June 30, 2005, respectively. As of June 30, 2006, there was $0.5 million of unrecognized compensation cost related to nonvested restricted stock. This cost will be recognized over a weighted average period of 1.2 years.
Restricted Stock Outstanding

	Three Months Ended June 30,

	2005		2006

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Restricted stock outstanding at the beginning of period	18,070	$45.65	3,831	$56.83
Restricted stock granted	247	40.49	—	—
Stock for which restrictions lapsed	—	—	—	—
Restricted stock forfeited	(131)	46.98	(215)	58.23

Restricted stock outstanding at end of period	18,186	$45.57	3,616	$56.75

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Restricted Stock Outstanding

	Three Months Ended June 30,

	2005		2006

		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value	Units	Value

Restricted stock outstanding at the beginning of period	21,038	$45.96	5,912	$45.47
Restricted stock granted	247	40.49	—	—
Stock for which restrictions lapsed	(972)	53.74	(1,750)	18.62
Restricted stock forfeited	(2,127)	45.15	(546)	56.86

Restricted stock outstanding at end of period	18,186	$45.57	3,616	$56.75

Deferred Stock Units
The IP allows for the granting of Deferred Stock Units (DSUs) through the 2002 Redwood Trust, Inc., Executive Deferred Compensation Plan (EDCP). These are discussed below.
Executive Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 EDCP. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three and six months ended June 30, 2006, deferrals of $0.6 million and $1.9 million, respectively, were made under the EDCP. For the three and six months ended June 30, 2005, deferrals of $0.4 million and $0.7 million, respectively, were made under the EDCP. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds or the AFR. For the three and six months ended June 30, 2006, accrued interest of $0.2 million and $0.5 million was credited to participants, respectively. For the three and six months ended June 30, 2005, accrued interest credited totaled $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2006, DSUs valued at $20,000 and $261,000 were purchased with amounts previously deferred, respectively. Withdrawals made from the EDCP during both the three and six months ended June 30, 2006 totaled $1.9 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table provides detail on changes in participants’ accounts in the EDCP for the three and six months ended June 30, 2006 and 2005.
EDCP Activity
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Cash accounts transfer in of participants’ payroll deductions from the EDCP	$558	$396	$1,924	$703
Accrued interest earned in EDCP	208	351	504	694
Participant withdrawals	(1,879)	(225)	(2,120)	(225)

Net change in participants’ equity	$(1,113)	$522	$308	$1,172

Balance at beginning of period	$8,426	$5,578	$7,005	$4,928
Balance at end of period	$7,313	$6,100	$7,313	$6,100
The following table provides detail on the financial position of the EDCP at June 30, 2006 and December 31, 2005.
Net Assets Available for EDCP Participant Benefits
(In thousands)

	June 30, 2006	December 31, 2005

Cash Accounts
Participants’ deferrals	$4,783	$4,064
Accrued interest credited	2,530	2,941

Net assets available for participants’ benefit	$7,313	$7,005

Deferred Stock Units
For the three and six months ended June 30, 2006, 12,721 and 85,716 DSUs, respectively, were granted through deferrals under the IP, which represented values of $0.6 million and $3.6 million at the time of the grants, respectively. For the three and six months ended June 30, 2005, 21,773 and 34,564 DSUs, respectively, were granted through deferrals under the IP, which represented values of $1.1 million and $1.9 million at the time of the grants, respectively. For both the three and six months ended June 30, 2006 11,471 DSUs were distributed out of the EDCP and converted to common stock. There were no forfeitures of DSUs during the six months ended June 30, 2006. For both the three and six months ended June 30, 2005, 1,889 DSUs were forfeited. As of June 30, 2006 and December 31, 2005, 492,371 and 418,126 of DSUs were outstanding, respectively. As of June 30, 2006 and December 31, 2005, the number of vested DSUs in the EDCP was 135,628 and 44,981, respectively. Restrictions on the remaining shares of outstanding DSUs lapse through July 1, 2010. As of June 30, 2006, there was $11.3 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of 1.1 years. Amortization expense of DSUs totaled $2.4 million and $4.5 million during the three and six months ended June 30, 2006, respectively. Amortization expense of DSUs totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2005, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The tables below provide summaries of the balance and activities of the DSUs in the EDCP.
Deferred Stock Units
(In thousands)

	June 30, 2006	December 31, 2005

Value of DSUs at grant	$22,656	$19,199
Participant forfeitures	(110)	(110)
Participant distributions	(347)	—
Change in value at period end since date of grant	1,843	(1,837)

Value of DSUs at end of period	$24,042	$17,252

Deferred Stock Units Activity
(In thousands, except unit amounts)

	Three Months Ended June 30,

	2006			2005

			Weighted			Weighted
			Average			Average
		Fair	Grant Date		Fair	Grant Date
	Units	Value	Fair Value	Units	Value	Fair Value

Balance at beginning of period	491,121	$21,275	$45.00	104,952	$5,371	$51.33
Transfer in of DSUs (value of grants)	12,721	556	43.71	21,773	1,136	52.17
Distribution of DSUs	(11,471)	(347)	30.27	—	—	—
Change in valuation during period	—	2,558	—	—	45	—
Participant forfeitures	—	—	—	(1,889)	(110)	58.23

Net change during period	1,250	2,767	—	19,884	1,071	—

Balance at end of period	492,371	$24,042	$45.31	124,836	$6,442	$51.37

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Deferred Stock Units Activity
(In thousands, except unit amounts)

	Six Months Ended June 30,

	2006			2005

			Weighted			Weighted
			Average			Average
		Fair	Grant Date		Fair	Grant Date
	Units	Value	Fair Value	Units	Value	Fair Value

Balance at beginning of period	418,126	$17,252	$45.65	92,161	$5,722	$50.52
Transfer in of DSUs (value of grants)	85,716	3,568	41.26	34,564	1,867	54.02
Distribution of DSUs	(11,471)	(347)	30.27	—	—	—
Change in valuation during period	—	3,569	—	—	(1,037)	—
Participant forfeitures	—	—	—	(1,889)	(110)	58.23

Net change during period	74,245	6,790	—	32,675	720	—

Balance at end of period	492,371	$24,042	$45.31	124,836	$6,442	$51.37

Employee Stock Purchase Plan
In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs, and subject to certain other limitations) withheld to purchase common stock at 85% of its market value. The maximum gross compensation that any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value as defined under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods.
The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of June 30, 2006, 29,075 shares have been purchased. For the three and six months ended June 30, 2006, employees acquired an aggregate of 2,754 and 5,460 shares of common stock, respectively, at an average purchase price of $35.10 and $35.09 per share, respectively. For the three and six months ended June 30, 2005, employees acquired an aggregate of 1,207 and 2,501 shares of common stock, respectively, at an average purchase price of $43.84 and $43.67 per share, respectively. As of June 30, 2006 and December 31, 2005, there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan Activity
(In thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Transfer in of participants’ payroll deductions from the ESPP	$97	$53	$184	$109
Cost of common stock issued to participants under ESPP	(97)	(53)	(192)	(109)

Net change in participants’ equity	$—	$—	$(8)	$—

Balance at beginning of period	$5	—	$13	$—
Balance at end of period	$5	$—	$5	$—
Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of June 30, 2006 and December 31, 2005, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.
Direct Stock Purchase and Dividend Reinvestment Plan
For the three and six months ended June 30, 2006, we issued 275,448 and 485,101 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan (DSPP) for net proceeds of $11.8 million and $20.5 million, respectively. For the three and six months ended June 30, 2005 124,801 and 469,556 shares were issued through our DSPP for total proceeds of $6.3 million and $25.6 million, respectively.
Equity Offerings
For the three and six months ended June 30, 2006 and 2005, we did not undertake any equity offerings.
Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income on our Consolidated Balance Sheets. These adjustments affect our book value but not our net income. As of June 30, 2006 and December 31, 2005, we reported net accumulated other comprehensive income of $90.9 million and $73.7 million, respectively. Changes in this account reflect increases or decreases in the fair value of our earning assets and interest rate agreements during the period, and also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, and amortization of realized gains or losses on our interest rate agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table provides a summary of the components of accumulated other comprehensive income as of June 30, 2006 and December 31, 2005.
Accumulated Other Comprehensive Income
(In thousands)

	June 30, 2006	December 31, 2005

Net unrealized gains on real estate securities	$55,818	$56,542
Net unrealized gains on interest rate agreements accounted for as cash flow hedges	35,119	17,189

Total accumulated other comprehensive income	$90,937	$73,731

NOTE 11.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2006, we were obligated under non-cancelable operating leases with expiration dates through 2013 for $5.2 million. The majority of the future lease payments are related to the ten-year operating lease for our executive offices, which expires in 2013. The total lease payments to be made over the ten-year period, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the ten-year period. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at June 30, 2006 was $1.9 million.
Future Lease Commitments by Year
(In thousands)

June 30, 2006

2006 (last six months)	$453
2007	751
2008	688
2009	703
2010	703
2011 and thereafter	1,951

Total	$5,249

As of June 30, 2006, there were no pending legal proceedings to which we were a party or to which any of our properties were subject.
The table below shows our commitments to purchase loans and securities as of June 30, 2006. The loan purchase commitments represent derivative instruments under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). See Note 9 for the fair value of those commitments.
Commitments to Purchase
(In thousands)

June 30, 2006

Real estate loans	$850,000
Real estate securities	70,361

Total	$920,361

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
In November 2005, we entered into an agreement to purchase certain certificates in a commercial mortgage loan securitization to be issued by a securitization entity to be formed at a later date. We anticipate that this will require us to purchase up to 50% of any BB+ and lower grade certificates issued by this entity, on between $150 million to $200 million of loan collateral, pursuant to the underwriting criteria set forth in the agreement. As of June 30, 2006, there were approximately $68 million of commercial mortgage loans originated, but not yet securitized under this agreement. Additionally, we may be required to purchase at least 50% of a third party’s junior participation interest in this securitization, under certain circumstances (primarily where underlying loan collateral is required to be repurchased due to poor loan performance). As of June 30, 2006, we have not been required to purchase any junior participation interest; all loans funded to date are performing as expected. At June 30, 2006, we estimate the value of this commitment to be negligible.

NOTE 12.	RECENT DEVELOPMENTS
In July 2006, we purchased or committed to purchase $142 million residential real estate loans, $15 million residential loan CES ($3 million to be funded with equity and $12 million on behalf of Acacia), and $26 million other real estate loan securities (all on behalf of Acacia).
In July 2006, we sold residential loan CES with a principal value of $16 million. We will recognize GAAP gains on these sales of $2 million. In July 2006, we sold other commercial and residential real estate securities with a principal value of $13 million. We will recognize GAAP losses on these sales of $0.3 million. No securities were called in July 2006.
In July 2006, we committed to issue Acacia ABS (Acacia 10) for $500 million. In addition to selling a majority of the investment-grade ABS, we sold a portion of the equity securities. The collateral in Acacia 10 consists of a greater amount of BB-rated and B-rated assets than we had included in prior Acacia entities.
On July 31, 2006, we entered into a lease for additional office space at our principal executive offices. The initial term of the lease begins January 1, 2008 and expires May 31, 2018. The rent commitment over the initial lease term for the new premises is $9.9 million. Prior to January 1, 2008 we will lease the new premises from another tenant of our landlord.
In July 2006, we issued 224,766 shares of common stock through our DSPP for net proceeds of $11 million.

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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned or discussed in, or incorporated by reference into, this Form 10-Q might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections.
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
SUMMARY AND OUTLOOK
Our primary source of revenue is interest income paid to us from the loans and securities we own, which in turn consists of the monthly loan payments made by homeowners and commercial property owners on their real estate loans. Our primary product focus is credit-enhancing real estate loans that are high quality. “High quality” means real estate loans that typically have features such as lower loan-to-value ratios, borrowers with strong credit histories, and other indications of creditworthiness relative to the range of loans within U.S. real estate markets as a whole. We currently sponsor the securitization through our Sequoia program of all the residential real estate loans we acquire. We also sponsor the re-securitization through our Acacia CDO (collateralized debt obligation) program of investment-grade (and, to a lesser degree, non-investment grade) real estate securities. We seek to invest in assets that have the potential to provide for high cash flow returns over a long period of time to help support our goal of maintaining steady dividends over time.
We declared regular quarterly dividends of $0.70 per share in each of the first and second quarters of 2006. We intend to declare and distribute the remainder of our 2005 REIT taxable income as regular quarterly dividends by September 2006. We expect to permanently retain approximately 10% of the ordinary real estate investment trust (REIT) taxable income we earn during 2006 and to retain the after-tax profits earned in our taxable subsidiaries. We also plan to defer the distribution of a portion of our 2006 income, so that it will be distributed by September 2007. These are similar actions to those we have taken in recent years. With these actions, and in order to meet our distribution requirements, we expect to declare a special dividend in the fourth quarter of 2006. This special dividend is likely to be below the $3.00 per share special dividend paid in December 2005, unless we decide to sell a significant amount of appreciated assets in the second half of 2006.
Our reported GAAP net income was $31 million ($1.20 per share) for the second quarter of 2006, a decrease from the GAAP net income of $41 million ($1.62 per share) earned in the second quarter of 2005. For the first six months of 2006, our GAAP net income was $59 million ($2.29 per share), a decrease from the GAAP net income of $101 million ($4.04 per share) earned during the first six months of 2005. Our GAAP return on equity was 13% for the second quarter of 2006 and 12% for the first six months of 2006, compared to 17% for the second quarter of 2005 and 22% for the first six months of 2005.
Net interest income decreased in the 2006 periods from the 2005 periods. This was largely driven by lower interest income from our Sequoia program as a result of a reduced balance of IO securities. Net interest income has also been hampered by relatively higher levels of unutilized cash. Operating expenses increased as we further professionalize our finance and information staff, increase our capability to pursue new business and opportunities, and increased due diligence expenses relating to acquisitions. (We reclassified due diligence expenses from a reduction in net interest income to an operating expense beginning this quarter and historical numbers presented have been adjusted accordingly.) Net recognized gains in the second quarter of 2006 increased from the second quarter of 2005. However, for the first six-month period, net gains decreased in 2006 as compared to 2005. In the first six months of 2006, we generated gains from selling assets acquired as a result of calling Acacia CDO 2. Gains from calls of residential credit-enhancement securities were not a major factor in the first six months of 2006 but were significant in the corresponding period of 2005. Provisions for taxes were lower in the 2006 periods from 2005 periods.
Table 1     Net Income
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Total interest income	$218,238	$248,505	$444,120	$486,427
Total interest expense	(173,519)	(195,125)	(354,174)	(371,022)

Net interest income	44,719	53,380	89,946	115,405
Operating expenses	(16,037)	(11,456)	(28,619)	(23,254)
Net recognized gains and valuation adjustments	5,993	3,045	4,123	18,057
Provision for income taxes	(3,265)	(4,054)	(6,025)	(8,731)

Net income	$31,410	$40,915	$59,425	$101,477

Diluted common shares	26,108,975	25,196,286	25,909,923	25,109,390
Net income per share	$1.20	$1.62	$2.29	$4.04
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
Prepayment rates (CPR) for residential ARM loans owned by Sequoia entities increased from an average of 39% in the second quarter of 2005 to 48% in the second quarter of 2006. Faster prepayments on ARMs have been caused primarily by the flatter yield curve. Borrowers are more inclined to refinance out of ARMs and into hybrid or fixed rate loans when the effective interest rates on ARMs are not significantly lower than these alternatives. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average (MTA) ARMs) represent an increased share of the ARM market. Faster prepayment rates for our consolidated ARM loans had a negative impact on our net interest income in the first half of 2006. However, in the long term we believe we may benefit from faster residential loan prepayments on ARM loans due to our significant investment in discount-priced residential credit enhancement securities (CES) with these loans in their underlying pools.

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
We are constraining our asset acquisitions in order to preserve excess cash balances for attractive investment opportunities in the future. Our current capital utilization plan is to invest our remaining excess capital steadily during the remainder of 2006 and throughout 2007. The impact of this excess capital balance on our net interest income is likely to dampen our earnings relative to what it might have been if we were more fully invested. We may decide to accelerate (or slow) our acquisitions (as compared to our current capital utilization plan) depending on market conditions.
Designated credit reserve on all consolidated real estate loans and securities (adjustable, fixed, and hybrid) is $611 million, or $23.80 per share outstanding, at June 30, 2006. The designated credit reserve was $445 million, or $17.34 per share, on residential real estate assets and was $166 million, or $6.46 per share, on commercial real estate assets. We will realize this $611 million credit reserve into income (for the most part, over the next seven years) to the extent it is not diminished by credit losses. This would be in addition to the coupon income and other income we earn on an ongoing basis. Faster prepayments result in our realizing this income more quickly.
Our mortgage conduit’s residential loan securitization business is in transition. In 2005 and prior years, we generated attractive levels of economic gains (as indicated by high levels of gains on sale for tax purposes) by acquiring high-quality one- and six-month LIBOR adjustable-rate residential loans from originators, selling the loans to Sequoia securitization entities, and then sponsoring Sequoia securitizations of these loans. In today’s flat to inverted yield curve environment, however, ARMs indexed to London Inter-Bank Offered Rate (LIBOR) are not an attractive option for homeowners, causing origination volume of this product to decrease dramatically. In addition, several Wall Street and other firms have entered the residential conduit business, increasing competition and reducing securitization gain-on-sale opportunities.
We are responding to these changes by broadening our residential conduit’s product line (both in terms of product type and loan quality characteristics) and by expanding our mortgage originator customer base. We are focusing on market areas and relationships where we believe we have, or can develop, a competitive advantage. We expect our residential conduit business will break even economically this year (or generate a small loss) while not absorbing much capital. Even at break-even levels, our residential conduit brings multiple benefits to our business as a whole and is an excellent source of assets for us to invest in. In the longer term, we expect our residential conduit to develop in a manner that will once again generate attractive returns for our shareholders.
In the second quarter, we acquired $273 million of residential loans for future sale to our securitization entities, and, at June 30, 2006, had commitments to acquire another $850 million of loans for settlement in the third quarter of 2006. Some of these loans were short-reset ARMs, most of them were hybrid loans, and all were high-quality loans.
We are a large and active investor in the market for residential credit-enhancement securities created by others, and we continue to allocate the greater part of our capital to these assets.
We are building our business of credit-enhancing securitized commercial real estate loans. In the first half of 2006, we acquired or committed to acquire the first-loss (controlling interest class) of two CMBS securitizations on a lead basis. In 2004 and 2005, we acquired partial interest in 14 CMBS first-loss securities in conjunction with a partner that acted as the lead buyer.
We sponsor Acacia CDO transactions and invest in the CDO equity securities we create. The market for sponsoring CDO securitizations continues to be attractive, although it has become more competitive. We expect that CDO investments will generate attractive cash flows over time. We believe that the CDO business will experience significant innovation over time and we continue to explore new ways to take advantage of these structures. In late 2005, we completed our first predominately commercial real estate CDO. In July 2006, we sponsored an Acacia transaction that had an asset pool with a greater amount of BB-rated and B-rated assets than we had included in the past. Also for the first time, Redwood did not acquire all of the Acacia CDO equity securities, as we are seeking to develop a broad investor base for these assets. We may also incorporate an increasing amount of synthetic assets in Acacia’s asset pools. Over the next few years, we expect our CDO sponsorship business to grow and evolve in interesting new ways and to continue to generate attractive new investments and asset management fees.
The health of the real estate industry is cyclical. The tremendous growth in residential real estate prices appears to be slowing. We believe it is probable that residential real estate fundamentals may continue to deteriorate over the next two years, causing our credit losses to increase but also reducing acquisition prices for the assets we seek to buy. As a result, our current plan, which is subject to change, is to invest our excess capital ($191 million at June 30, 2006) steadily over the next two years so that we maintain reduced risk levels while also maintaining cash to take advantage of potential opportunities to acquire cheaper assets. As our excess cash balances are drawn down over time, we may seek to issue additional equity in order to maintain excess cash for the future. We will likely modify this plan as the market environment changes. Nevertheless, as a result of this general plan of action, it is likely that we will continue to have relatively high cash balances for some time. Our strong balance sheet, including these cash balances as well as low levels of Redwood debt, will be particularly helpful in the event that real estate credit fundamentals deteriorate significantly.
In our view, the long-term outlook for our business is good. Housing price increases over the past several years have reduced our risk of credit loss in the future for our existing residential assets. For most of our residential credit risk assets, the underlying loans were originated in 2003 and 2004. Commercial property values and cash flows are increasing in many areas. Our portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially. Over the long term, we believe it is reasonably likely that we will be able to continue to find attractive investment opportunities, as we believe that we are an efficient competitor and because our market segments are growing (as the amount of real estate loans outstanding increases and the percentage of these loans that are securitized increases).
In general, we expect per share earnings and our special dividend in 2006 to be lower than 2005 as a result of higher levels of unutilized capital, a newer portfolio on average (our seasoned assets have largely been sold or called), few gains from sales (as we are not planning a significant amount of sales at this time), fewer calls (as we have fewer callable assets), continued high premium amortization expenses on the residential loans consolidated from Sequoia trusts as these loans continue to prepay rapidly, and for other reasons. There is a high degree of quarter-to-quarter variability of earnings in our business models, and short-term earnings trends should be interpreted with care. As management, we focus on building the net present value of future cash flows and on building our ability to sustain our regular dividend rate.
RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST HALF — 2006 AS COMPARED TO 2005
Acquisitions, Securitizations, Sales, and Calls
Acquisitions, securitizations, gains from sales, and calls thus far in 2006 have been at lower levels than in 2005. Acquisitions and securitizations of real estate loans decreased as the available volume of loans we typically acquire (generally LIBOR ARM residential high-quality loans) was very low and acquisition prices high relative to the value of these loans within a securitization. Acquisitions of securities have been at slightly lower levels — primarily due to a decrease in residential credit-enhancement securities we have acquired in 2006 as compared to 2005.

In the second quarter of 2006, our residential real estate loan acquisitions totaled $273 million, and for the first six months of 2006 our residential real estate loan acquisitions totaled $325 million. These levels of acquisitions were a decrease from the $427 million acquired during the second quarter of 2005 and the $1.3 billion acquired during the first six months of 2005. As of June 30, 2006, our inventory of residential loans held for securitization was $352 million. Sequoia entities did not acquire any loans from us during the first half of 2006 and did not issue asset-backed securities (ABS) during this period. Sequoia entities issued $0.4 billion of ABS during the second quarter of 2005 to acquire $0.4 billion of residential real estate loans. Sequoia entities issued $1.1 billion ABS during the first six months of 2005 to acquire $1.1 billion of residential real estate loans. Of the ABS issued by Sequoia entities, Redwood acquired residential credit-enhancement securities totaling $1 million in the second quarter of 2005 and $2 million in the first half of 2005. Acacia acquired certain Sequoia ABS securities rated AA to BB, totaling $3 million in the second quarter of 2005 and $10 million in the first six months of 2005.
During the second quarter of 2006, we acquired $333 million securities. Of these, $97 million were residential and commercial CES and $236 million were acquired on behalf of existing or planned Acacia entities. During the first half of 2006, we acquired $497 million securities, of which $157 million were CES and $340 million were on behalf of existing or planned Acacia entities. During the second quarter of 2005, we acquired $244 million securities, of which $88 million were CES and $156 million were on behalf of existing or planned Acacia entities. During the first half of 2005, we acquired $493 million securities, of which $169 million were CES and $324 million were on behalf of existing or planned Acacia entities.
We generally intend to hold our assets as long-term investments, or sell them to our sponsored securitization entities (Sequoia and Acacia). We occasionally sell assets held as investments when we feel it is appropriate, given market conditions and outlook. Sales to third parties (i.e., other than to sponsored entities) have been lower in 2006 than in 2005. Calls have been lower as we have fewer assets that are callable during 2006 than in recent years.
In the second quarter and the first half of 2006, we sold an $8 million commercial real estate loan realizing a negligible loss for GAAP purposes. In the second quarter of 2005, we sold $15 million of residential and commercial real estate loans.
During the second quarter of 2006, we sold $163 million securities, generating GAAP gains of $2 million. For the first half of 2006, sales of securities totaled $176 million and generated GAAP gains of $3 million. For the second quarter of 2005, sales of securities totaled $3 million, generating GAAP gains of $1 million, and in the first six months of 2005 we sold $43 million of securities for gains of $8 million.
In the second quarter of 2006, $4 million principal value of our securities were called, generating GAAP gains of $1 million.
In the first half of 2006, $6 million of principal value of our securities were called, generating GAAP gains of $1 million. In the second quarter of 2005, we had calls of $9 million principal value that generated GAAP gains of $4 million, and for the first six months of 2005, we had calls of $27 million that generated GAAP gains of $12 million. At June 30, 2006, we had securities with principal value totaling $1 million that were callable.
Net Income
The reduction in our net income of $10 million from the second quarter of 2005 to 2006 resulted from a decrease in net interest income of $9 million, an increase in net gains on sales and calls net of recognized gains (losses) and valuation adjustments of $3 million, an increase in operating expenses of $5 million, and a decrease in provisions for income taxes of $1 million.
Our reduction in our net income of $42 million from the first half of 2005 to 2006 resulted from a decrease in net interest income of $26 million, a decrease in net gains on sales and calls net of recognized gains (losses) and valuation adjustments of $14 million, an increase in operating expenses of $5 million, and a decrease in provisions for income taxes of $3 million.

Net Interest Income
Net interest income decreased to $45 million in the second quarter of 2006 compared to $53 million in the second quarter of 2005. The reduction in net interest income of $8 million resulted primarily from increased ARM prepayment rates on residential loans consolidated from Sequoia securitization entities and from an increase in the amount of unutilized capital. For the first six months of 2006 as compared to the same time period of 2005, our net interest income decreased to $90 million from $115 million. The reduction of net interest income of $25 million resulted from increased ARM prepayment rates on residential loans consolidated from Sequoia securitization entities and an increase in the amount of unutilized capital.
Interest Income
Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses on loans.
Table 2     Interest Income and Yield
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income	$214,544	$248,786	$439,339	$486,499
Discount amortization	14,381	8,395	29,042	17,711
Premium amortization	(13,193)	(10,203)	(26,591)	(18,285)
Reversal of provision for credit losses	2,506	1,527	2,330	502

Total interest income	$218,238	$248,505	$444,120	$486,427

Average earning assets	$13,581,710	$22,606,036	$14,401,198	$23,320,331

Yield as a result of:
Interest income	6.33%	4.40%	6.11%	4.18%
Discount amortization	0.42%	0.15%	0.40%	0.15%
Premium amortization	(0.39)%	(0.18)%	(0.37)%	(0.16)%
Credit provision expense	0.07%	0.03%	0.03%	0.00%

Yield on earning assets	6.43%	4.40%	6.17%	4.17%

For the three and six months ended June 30, 2006 as compared to the same periods in 2005, interest income decreased primarily due to a decrease in the amount of consolidated residential real estate loans. These loans have prepaid at a increasingly faster pace, and we have not acquired many new loans to replace them.
Higher short-term interest rates have served to partially offset the impact on interest income of the lower balance of assets. Most consolidated assets are adjustable rate loans tied to one- and six-month LIBOR. The rise in these rates over the past year has resulted in a significant increase in the average yield we are earning on LIBOR-indexed consolidated assets.
Increases in both the amount of securities and yields on securities have also helped to offset the amount of decline in interest income due to the decrease in loan balances.
Reported yields on our assets are affected by interest rates, prepayments, credit performance and outlook, and accounting principles. For example, we do not recognize in interest income any amounts negatively amortized on loans collateralizing first-loss and second-loss securities. Another example is the credit provision expense that effects the yield reported on loans held-for-investment. In the second quarter of 2006 we reversed $2.5 million of credit reserve as a result of prepayments and other factors. This reversal helped to increase reported yield in the second quarter.
Table 3     Interest Income and Yield
(In thousands)

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield

Real estate loans, net of provision for credit losses	$154,972	71.01%	$10,832,187	5.72%	$207,471	83.49%	$20,357,699	4.08%
Real estate securities	60,395	27.67%	2,502,926	9.65%	40,230	16.19%	2,123,630	7.58%
Cash and cash equivalents	2,871	1.32%	246,597	4.66%	804	0.32%	124,707	2.58%

Total interest income	$218,238	100.00%	$13,581,710	6.43%	$248,505	100.00%	$22,606,036	4.40%

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield

Real estate loans, net of provision for credit losses	$321,875	72.48%	$11,710,861	5.50%	$406,759	83.63%	$21,165,225	3.84%
Real estate securities	116,897	26.32%	2,445,031	9.56%	78,284	16.09%	2,030,409	7.71%
Cash and cash equivalents	5,348	1.20%	245,306	4.36%	1,384	0.28%	124,697	2.22%

Total interest income	$444,120	100.00%	$14,401,198	6.17%	$486,427	100.00%	$23,320,331	4.17%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.
Table 4     Volume and Rate Changes for Interest Income
(In thousands)

	Change in Interest Income			Change in Interest Income
	Three Months Ended			Six Months Ended
	June 30, 2006 Versus June 30, 2005			June 30, 2006 Versus June 30, 2005

			Total			Total
	Volume	Rate	Change	Volume	Rate	Change

Real estate loans, net of provisions for credit losses	$(97,077)	$44,578	$(52,499)	$(181,697)	$96,813	$(84,884)
Estate securities	7,185	12,980	20,165	15,986	22,627	38,613
Cash and cash equivalents	786	1,281	2,067	1,339	2,625	3,964

Total interest income	$(89,106)	$58,839	$(30,267)	$(164,372)	$122,065	$(42,307)

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

A discussion of the changes in total income, average balances, and yields for each of our loans and securities is provided below.
Table 5     Consolidated Real Estate Loans — Interest Income and Yield
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income	$164,513	$215,800	$343,574	$423,786
Net premium amortization expense	(12,047)	(9,856)	(24,029)	(17,529)
Reversal of (provision for) credit losses	2,506	1,527	2,330	502

Total interest income	$154,972	$207,471	$321,875	$406,759

Average consolidated real estate loans	$10,832,187	$20,357,699	$11,710,861	$21,165,225

Yields as a result of:
Interest income	6.07%	4.24%	5.87%	4.01%
Net premium amortization expense	(0.44)%	(0.19)%	(0.41)%	(0.17)%
Credit provision expense	0.09%	0.03%	0.04%	0.00%

Yield	5.72%	4.08%	5.50%	3.84%

Interest income on real estate loans decreased in the 2006 periods from the 2005 periods primarily as a result of lower balance of real estate loans as our portfolio prepaid and acquisitions of new real estate loans were at a slow pace. Offsetting this decrease in consolidated balances was the effect of higher short-term interest rates. Almost all these loans have coupon rates that adjust monthly or every six months based on the one- or six-month LIBOR interest rate. Thus, yields on these real estate loans increased as short-term interest rates rose.
Higher premium amortization expenses (as a percentage of current loan balances) in the second quarter of 2006 were caused primarily by increasing prepayment speeds on the residential real estate loans. However, due to rising short-term interest rates, the amount of the premium amortization was not as great as it might otherwise have been. Specifically, the proportion of premium amortized on these loans was not as great as the proportion of principal that was repaid. As a result, our cost basis in the remaining residential real estate loans increased from prior periods. The amortization expense in future periods may increase significantly, especially during a period of falling interest rates. The increased cost basis on remaining loans could also have an impact in future periods to the extent these pools pay down to their call factors. At current prepayment speeds, we expect a number of pools to reach this factor towards the end of 2006 or early 2007. We own the call rights and would generally call the ABS issued if it benefits us economically. After calling the ABS, we may sell the loans to another Sequoia entity (and the Sequoia entity would issue new ABS) or we may sell the loans. To the extent we sell the loans, the gains would be less (or losses would be greater) since our GAAP basis is higher as a result of this amortization expense principle.

Table 6a     Real Estate Securities — Interest Income and Yield
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income	$47,162	$32,182	$90,418	$61,328
Net discount amortization income	13,233	8,048	26,479	16,956

Total interest income	$60,395	$40,230	$116,897	$78,284

Average earning assets	$2,502,926	$2,123,630	$2,445,031	$2,030,409

Yield as a result of:
Interest income	7.54%	6.06%	7.39%	6.04%
Net discount amortization income	2.11%	1.52%	2.17%	1.67%

Total	9.65%	7.58%	9.56%	7.71%

Interest income recognized from our real estate securities increased in the second quarter and first half of 2006 as compared to the second quarter and first half of 2005 due to growth in our portfolio over the past year and increased average yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields increased for a variety of reasons, including continued strong credit performance, and asset sales during 2005 of lower-yielding assets.
To determine yields on real estate loan securities, we make assumptions regarding credit losses and prepayments. Since the market generally has a wide range for these assumptions (and not a specific estimate), we apply assumptions within a range that generally results in yields on these assets in early periods of ownership that are lower than what we might realize over the life of the assets if future credit performance turns out to be better than the low range of our expectations. Specifically, the initial yield we book on newly acquired securities may be lower than the market mid range expectation of performance (and below our hurdle rate of 14% pre-tax and pre-overhead internal rate of return),especially for our CES. We review the actual performance of each real estate loan security and the market’s and our renewed range of expectations every quarter. We adjust the yields of assets as a result of supportable changes in market conditions and anticipated performance. In addition, to the extent we credit-enhance loans with special credit risks (e.g., negative amortization loans), we may not recognize interest income that is not paid currently. We make ongoing determinations of the likelihood that any deferred interest payments will be collectible in recognizing current period yields.
The tables below present the income and yields of the components of our securities portfolio: residential CES, commercial CES, and other securities.

Table 6b	Residential Loan Credit-Enhancement Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income	$17,039	$11,664	$31,632	$22,561
Net discount amortization income	12,410	7,775	25,565	16,502

Total interest income	$29,449	$19,439	$57,197	$39,063

Average earning assets	$610,046	$550,460	$585,256	$522,093

Interest income	11.17%	8.48%	10.81%	8.64%
Net discount amortization income	8.14%	5.65%	8.74%	6.32%

Total	19.31%	14.13%	19.55%	14.96%

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
Table 6c     Commercial Loan Credit-Enhancement Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income	$2,739	$1,227	$5,003	$1,992
Net premium amortization expense	(1,091)	(346)	(2,367)	(755)

Total interest income	$1,648	$881	$2,636	$1,237

Average earning assets	$65,190	$25,085	$61,018	$22,186

Yield as a result of:
Interest income	16.80%	19.57%	16.40%	17.96%
Net premium amortization expense	(6.69)%	(5.52)%	(7.76)%	(6.81)%

Total	10.11%	14.05%	8.64%	11.15%

Interest income recognized from commercial loan CES increased due to the growth in this portfolio. This increase was partially offset by lower yields on newer commercial loan CES. The yield on commercial loan CES is based on our projected cash flows over time.
The terms of our commercial CES differ from residential CES in that we generally do not receive principal on our investment until the end of the note term (typically seven to ten years). Our commercial portfolio is performing well; the fundamentals of the commercial business are strong, and we expect over time that our returns on our commercial CES investments should meet our hurdle rate of 14%. However, for GAAP purposes, our recognized yields may not approach this rate until later in the life of the investments as the accretion of the discount into income is slower in the earlier years, given the uncertainty of future events. Since most of our existing commercial CES are newer investments, the overall yield on this portfolio is currently lower than we might expect if credit performance meets or exceeds our long-term estimates.
Table 6d     Other Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest income	$27,384	$19,291	$53,783	$36,775
Net discount amortization income	1,914	619	3,281	1,209

Total interest income	$29,298	$19,910	$57,064	$37,984

Average earning assets	$1,827,690	$1,548,085	$1,798,757	$1,486,130

Yield as a result of:
Interest income	5.99%	4.98%	5.98%	4.95%
Net discount amortization expense	0.42%	0.16%	0.36%	0.16%

Total	6.41%	5.14%	6.34%	5.11%

Total interest income increased for the securities portfolio as the total size of the portfolio grew and as yields increased. Yields increased as the coupon rates on adjustable-rate loan securities (which comprise over half of the portfolio) adjusted upward with the increase in short-term interest rates.
During the course of preparing the financial statements for the period ended June 30, 2006 we discovered that accrual rates for interest income on certain securities and interest expense on certain ABS issued had been incorrectly applied and not correctly adjusted to the appropriate amount once the cash had been received or paid. The impact of this error was that on a cumulative basis we had overstated interest income by $1.3 million and understated interest expense by $0.2 million.
Also, due diligence expenses for certain securities purchased had been incorrectly capitalized and amortized. The incorrectly capitalized due diligence expenses were $0.6 million.
Under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. After carefully assessing the effect of this error on previously reported earnings and the effect of recording a total cumulative correcting adjustment of $2.1 million in the second quarter of 2006, we determined that the errors were not material to the financial statements for the six-months ended June 30, 2006 and the year ended December 31, 2006. Accordingly a cumulative correcting adjustment of $1.5 million was recorded in the second quarter of 2006 and resulted in a decrease in interest income, and an increase in interest expense in our Consolidated Statements of Income and a decrease in accrued interest receivable and an increase in accrued interest payable balances on our Consolidated Balance Sheets.
For due diligence expenses the cumulative correcting adjustment of $0.6 million was recorded and resulted in an increase in operating expenses in the Consolidated Statements of Income and a decrease in mortgage securities on the Consolidated Balance Sheets. The correction of this error did not materially affect taxable income or our dividend distribution.
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
Total consolidated interest expense increased in the 2006 periods from the 2005 periods as a result of a higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. Offsetting most of the impact of this rise in short term rates was the significant decline in average balance of debt and consolidated ABS issued that was outstanding over this past year as a result of paydowns.

Table 7     Total Interest Expense
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest expense on Redwood debt	$1,822	$1,789	$3,894	$4,483
Interest expense on ABS	171,697	193,336	350,280	366,539

Total interest expense	$173,519	$195,125	$354,174	$371,022

Average Redwood debt balance	$85,616	$216,639	$111,256	$246,863
Average ABS issued balance	12,969,801	22,067,276	13,811,790	22,692,221

Average total obligations	$13,055,417	$22,283,915	$13,923,046	$22,939,084

Cost of funds of Redwood debt	8.51%	3.30%	7.00%	3.63%
Cost of funds of ABS issued	5.30%	3.50%	5.07%	3.23%
Cost of funds of total obligations	5.32%	3.50%	5.09%	3.23%
For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 8	Average Balances of Asset-Backed Securities Issued
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Sequoia	$10,671,135	$20,168,278	$11,570,103	$20,883,299
Acacia	2,345,594	1,955,641	2,289,080	1,861,655
Commercial	605	5,404	2,409	8,537

Average balance of ABS issued	13,017,334	22,129,323	13,861,592	22,753,491
Average deferred ABS issuance costs	(47,533)	(62,047)	(49,802)	(61,270)

Average balance of ABS issued, net	$12,969,801	$22,067,276	$13,811,790	$22,692,221

The table below details how our interest expense changed for our debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.

Table 9	Volume and Rate Changes for Interest Expense
(In thousands)

	Change in Interest Expense			Change in Interest Expense
	Three Months Ended			Six Months Ended
	June 30, 2006 Versus June 30, 2005			June 30, 2006 Versus June 30, 2005

			Total			Total
	Volume	Rate	Change	Volume	Rate	Change

Interest expense on Redwood debt	$(1,082)	$1,115	$33	$(2,462)	$1,873	$(589)
Interest expense on ABS	(79,705)	58,066	(21,639)	(143,443)	127,184	(16,259)

Total interest expense	$(80,787)	$59,181	$(21,606)	$(145,905)	$129,057	$(16,848)

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.
The decrease in the cost of funds of Redwood debt is the result of lower average balance of debt outstanding, offset by higher short-term interest rates (generally our debt is indexed to one-month LIBOR). Our use of debt is dependent on the timing of the accumulation of loans and securities prior to securitizations. We had lower inventory levels funded with debt in the 2006 periods than in the 2005 periods. The coupon payments on the consolidated ABS issued are primarily indexed to one-, three-, and six-month LIBOR and have increased as a result of rising short term interest rates.

Table 10	Cost of Funds of Asset-Backed Securities Issued
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

ABS interest expense	$171,659	$191,966	$349,841	$365,112
ABS issuance expense amortization	6,079	5,386	11,986	10,659
Net ABS interest rate agreement expense (income)	(3,678)	(876)	(6,658)	(2,345)
Net ABS issuance premium amortization (income) on ABS issue	(2,363)	(3,140)	(4,889)	(6,887)

Total ABS interest expense	$171,697	$193,336	$350,280	$366,539

Average balance of ABS	$12,969,801	$22,067,276	$13,811,790	$22,692,221

ABS interest expense	5.29%	3.48%	5.07%	3.22%
ABS issuance expense amortization	0.19%	0.10%	0.17%	0.09%
Net ABS interest rate agreement expense (income)	(0.11)%	(0.02)%	(0.10)%	(0.02)%
Net ABS issuance premium amortization (income) on ABS issued	(0.07)%	(0.06)%	(0.07)%	(0.06)%

Cost of funds of ABS	5.30%	3.50%	5.07%	3.23%

Operating Expenses
Total operating expenses increased in 2006 compared to 2005. Total operating expenses before due diligence expenses, excise tax and variable stock option expenses increased by 18% from the second quarter of 2005 to the second quarter of 2006 due to investments in systems and infrastructure, increases in the scale and complexity of our operations, increased accounting, legal, and consulting fees, and increased internal control costs. For the same reasons, these operating expenses increased by 14% from the first half of 2005 to the first half of 2006. Some of our current expenses include certain initiatives that will be completed during this year, so we anticipate the growth rate in our expenses to slow down. The reconciliation of GAAP operating expense to operating expense before due diligence expenses, excise tax, and variable stock option income (or expense) is provided in the table below.
Table 11     Operating Expenses
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Total operating expenses	$16,037	$11,456	$28,619	$23,254
Less: Excise tax	(295)	(308)	(590)	(615)
Less: Variable stock option income (VSOI) (expense) (VSOE)	(0)	(2)	0	82
Less: due diligence expenses	(2,687)	(117)	(3,119)	(873)

Total operating expenses before due diligence expenses, excise tax, and VSOE/VSOI	$13,055	$11,029	$24,910	$21,848

Components of total operating expense before due diligence expenses, excise tax and VSOE/VSOI fixed compensation expense	$3,309	$2,623	$6,746	$5,401
Other operating expense	4,855	3,234	9,065	6,626
Equity awards expense	2,991	972	5,685	1,603
Variable compensation expense	1,900	4,200	3,414	8,218

Total operating expenses before due diligence expenses, excise tax, and VSOE/VSOI	$13,055	$11,029	$24,910	$21,848

Net interest income (NII)	$44,719	$53,380	$89,946	$115,405
Adjusted efficiency ratio (Operating expense before due diligence expenses, excise tax, and VSOE/VSOI) (NII)	29%	21%	28%	19%
Our operating efficiency ratio was higher in the 2006 periods than in the 2005 periods due to rising expenses at a time when net interest income is declining, and due to the fact that we are investing in infrastructure improvements in anticipation of future growth.
We exclude due diligence expenses, excise tax, and variable option expense or income (VSOE/VSOI) in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses under FAS 123R, however, are an on-going expense and are included in operating expense before excise tax and VSOE/VSOI.
Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of securities. In previous financial statements we recognized these expenses as a reduction in interest income. After reviewing the nature of these costs it was determined that they did not directly relate to the specific creation of a securitization and were dependent on specific asset acquisition analyses (which may or may not result in our acquiring assets). Therefore, beginning in this quarter, we are recognizing these due diligence costs as an operating expense, and these amounts for prior periods have been reclassified to conform to this presentation.
Excise tax is a function of the timing of dividend distributions. In years when we delay distributing dividends on a portion of our REIT taxable income, under the REIT tax rules, we may pay excise taxes on a portion of this delayed distribution. Excise tax is included in operating expenses on our Consolidated Statements of Income.
With the adoption of Financial Accounting Statement No. 123R, Share-Based Payment (FAS 123R), effective January 1, 2006, we no longer have VSOE/VSOI. In prior periods, VSOE/VSOI was a non-cash expense or income item that varied as a function of Redwood’s stock price for a small number of our options that were deemed “variable” due to their structural features. For these options, if the stock price increased during a period and was above the exercise-price of these options, we would record a GAAP expense in that period equal to the increase in the stock price times the number of “in-the-money” options that remained outstanding. If our stock price decreased during a quarter, we recorded income in that period equal to the decrease in the stock price times the number of in-the-money “variable” options that remained outstanding.
Fixed compensation expenses include employee salaries and related employee benefits.
Other operating expenses include office costs, systems, legal, accounting and consulting fees, and other business expenses. We expect to continue to make significant investments in expanding our product lines and business units and developing our business processes and information technologies. As a result, we expect these fixed and other operating expenses will continue to increase over time, albeit at a slower rate than in recent years.
Equity awards expense includes the amortized cost of equity awards. This amount increased beginning January 1, 2006, as a result of the adoption of FAS 123R and due to the fact that substantially all of our equity awards recently granted are restricted shares or Deferred Stock Units. The value at grant of all these awards is expensed over the vesting period, which is typically four years or less.
Variable compensation includes employee bonuses (which are based on the adjusted return on equity earned by Redwood and, to a lesser degree, on individual performance) and, in periods prior to 2006, DER expenses on options then outstanding and granted prior to January 1, 2003. The primary drivers of this expense are the profitability (return on equity) of Redwood, taxable income at the REIT (which determines total dividend distribution requirements), the number of employees, and the number of stock awards outstanding that receive DER payments that were expensed (options granted prior to January 1, 2003).
Net Recognized Gains (Losses) and Valuation Adjustments
For the three months ended June 30, 2006, our net recognized gains and losses and valuation adjustments totaled positive $6.0 million as compared to positive $3.0 million for the same period in 2005. For the six months ended June 30, 2006, our net recognized gains and losses and valuation adjustments totaled positive $4.1 million as compared to positive $18.1 million for the same period in 2005.
Accounting rules (FAS 115, EITF 99-20, and SAB 5(m)) require us to review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate other-than-temporary impairment as defined by GAAP. Generally, assets with reduced projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for the asset is below its current cost basis. If the market value is above its cost basis, the basis remains unchanged and there is no gain recognized in income. It is difficult to predict the timing or magnitude of these adjustments — the adjustment in any period could be substantial. We recognized other-than-temporary impairments of $2.3 million in the second quarter of 2006 and $5.5 million in the first half of 2006. Other-than-temporary impairments totaled $1.7 million in the second quarter of 2005 and $2.1 million for first half of 2005.
In the first quarter of 2006, a portion ($2.3 million) of the other-than-temporary impairments were realized due in part to our decision to call Acacia CDO 2. We completed this call in the second quarter of 2006 and sold many of the underlying assets and interest rate agreements for a net gain of $8.3 million. Including the first quarter impairment charge, the net gain realized as a result of the call of Acacia CDO 2 was $6.0 million.
During the three months ended June 30, 2006 we entered into commitments to purchase $850 million of residential hybrid loans that will settle in the third quarter of 2006. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), where applicable. These commitments are classified as trading instruments on our Consolidated Balance Sheets until the date of settlement and changes in fair value are recorded through Net Recognized Gains and Valuation Adjustments in the Consolidated Statements of Income. Included in Net Recognized Gains and Valuation Adjustments for the three months ended June 30, 2006 is $3.6 million negative fair value change on these hybrid loan commitments and positive $3.0 million fair value change on related interest rate agreements, for a net loss of $0.6 million.
Some of our interest rate agreements are accounted for as trading instruments. As a result, we recognized net losses of $0.1 million for the second quarter of 2006 and net gains of $0.2 million for the first six months of 2006. We recognized net losses of $0.2 million and $0.7 million for the three and six months ended June 30, 2005 on interest rate agreements accounted for as trading instruments.
The table below provides a detail of the net recognized gains/losses and valuation adjustments for the three and six months ended June 30, 2006 and 2005.
Table 12     Net Recognized Gains (Losses) and Valuation Adjustments
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net gain on Acacia CDO 2 securities call	$8,281	$—	$6,004	$—
Realized gains (losses) on other Sales	(44)	516	1,015	8,863
Realized gains on other calls	747	4,421	747	11,969
Valuation adjustments (other than Acacia 2)	(2,305)	(1,710)	(3,254)	(2,101)
Losses on loan commitments, net of interest rate agreements	(583)	—	(583)	—
Gains (losses) on other interest rate agreements	(103)	(182)	194	(674)

Net recognized gains and valuation adjustments	$5,993	$3,045	$4,123	$18,057

Provisions for Income Taxes
As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income each year. Therefore, we generally pass through substantially all of our earnings to stockholders without paying federal income tax at the corporate level. We pay income tax on the REIT taxable income we retain and the income we earn at our taxable subsidiaries. We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we plan to permanently retain, and the taxable income we estimate was earned at our taxable subsidiaries.

Our income tax provision in the second quarter of 2006 was $3.3 million, a decrease from the $4.1 million income tax provision taken in the second quarter of 2005. For the first six months of 2006, our income tax provision was $6.0 million, a decrease from the $8.7 million income tax provision taken in the first six months of 2005.
Our current tax provisions were slightly higher in 2006 periods as a result of our generating higher levels of taxable income that is subject to taxes (i.e., income at our taxable subsidiaries and income we plan to retain at the REIT). Our deferred tax provision expense decreased in 2006 periods from 2005 periods. In previous years, we generated taxable gains-on-sales from our securitization activities at the taxable subsidiaries. Since these securitizations were treated as financings under GAAP, deferred tax assets were created. The deferred tax assets are amortized through the deferred tax provision as the related GAAP income is recognized. In the 2005 periods, substantially more of the income was generated than during the same periods of 2006, and, accordingly, more of the deferred tax asset was amortized during these earlier periods.
Taxable Income and Dividends
Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. Estimated total taxable income is an important measure as it is the basis of our dividend distributions to shareholders. Taxable income calculations differ from GAAP income calculations. REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and its REIT subsidiaries. It does not include taxable income earned in taxable subsidiaries. As a REIT, we are not subject to corporate income taxes on the REIT taxable income we distribute; we pay income tax on the REIT taxable income we retain (we can retain up to 10% of the total). The remainder of our taxable income is income we earn in taxable subsidiaries. We pay income tax on this income and retain the after-tax income at the subsidiary level. The table below reconciles GAAP net income to total taxable income and REIT taxable income for the three and six months ended June 30, 2006 and 2005.
Table 13     Differences Between GAAP Net Income and Total Taxable Income
and REIT Taxable Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

GAAP Net Income	$31,410	$40,915	$59,425	$101,477
GAAP/ Tax differences in accounting for:
Interest income and interest expense	15,971	(4,815)	21,736	(24,704)
Credit losses	(3,192)	(2,264)	(4,018)	(1,677)
Operating expenses	(287)	2,438	1,317	4,457
Gains (losses) and valuation adjustments	1,605	1,643	4,218	4,561
Provisions for taxes	3,265	3,035	2,562	3,169

Total taxable income (pre-tax)	$48,772	$40,952	$85,240	$87,283
Earnings from taxable subsidiaries	(3,732)	(1,715)	(4,818)	(2,885)

REIT taxable income (pre-tax)	$45,040	$39,237	$80,422	$84,398

GAAP net income per share	$1.20	$1.62	$2.29	$4.04
Total taxable income per share	$1.90	$1.66	$3.34	$3.55
REIT taxable income per share	$1.75	$1.59	$3.14	$3.43
Total taxable income per share and REIT taxable income per share are measured as the estimated pretax total taxable income and REIT taxable income, respectively, earned in a calendar quarter divided by the number of shares outstanding at the end of each quarter. Total taxable income per share and REIT taxable income per share for the first six months are the sum of the first two quarters’ total taxable income per share and REIT taxable income per share, respectively.
Total taxable income and total taxable income per share increased in the second quarter of 2006 as compared to the second quarter in 2005. This increase is the result of a greater balance of net discount as we have an increasing portfolio of CES and a decrease in the rate of amortization expense of our interest-only securities.
For tax purposes, we do not anticipate credit losses, and, thus, begin accreting our entire purchase discount into income on CES. For GAAP purposes, we do anticipate credit losses and thus the accretion of a portion of our discount may be deferred until our credit performance outlook improves. As a result, our taxable income recognition is faster for our CES, especially in the early years of owning the asset. At June 30, 2006, the cumulative difference in GAAP and tax bases on our CES was $80 million. Within our other securities there are also some differences between our GAAP and tax bases due to differences in accounting principles; these cumulative differences are not significant
For technical tax accounting reasons, we are not permitted under certain circumstances to amortize our cost basis on our IOs generally until the underlying securitization is called. As a result, our cumulative taxable income on these IOs through June 30, 2006 has been $47 million higher than it would have been otherwise. We expect to call a number of Sequoia securitization entities over the next few years and much of this difference would then be recognized as an expense against our taxable income. This expense may be fully offset by gains on sales of the underlying loans following the call.
Based on our estimates of 2005 and the first half of 2006 REIT taxable income, at June 30, 2006 we had $88 million of undistributed REIT taxable income which we will pay as regular dividends to our stockholders during 2006 and through September 2007. Our quarterly estimates of taxable income and REIT taxable income are subject to change over the year as we refine our annual income calculations and as a result of changes in applicable income tax laws and regulations.
As of June 30, 2006, we had met all of the dividend distribution requirements of a REIT. We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of Unrelated Business Taxable Income (UBTI) or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on us; however, there can be no assurance that we will be successful in doing so.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Assets
Our consolidated earning assets, as presented for GAAP purposes, consist of real estate loans and real estate securities. Each is a component of our single business of investing in, credit-enhancing, and securitizing real estate assets. A discussion of the activities in each of these portfolios appears below.
Real Estate Loans
Real estate loans shown on our Consolidated Balance Sheets include loans owned by securitization entities that we have sponsored plus loans we own (typically on a temporary basis prior to sale to a securitization entity). Loans underlying real estate CES we have acquired from securitizations that were not sponsored by us do not appear on our Consolidated Balance Sheets.
The consolidated balance of real estate loans at June 30, 2006 of $10.5 billion was lower than the $13.9 billion we reported at December 31, 2005. Prepayments on residential loans consolidated for GAAP purposes were greater than acquisitions of new residential and commercial loans. Prepayment speeds increased in ARMs as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of ARMs indexed to LIBOR in the marketplace, reducing our acquisition opportunities. In addition, we face increased competition to purchase real estate loans.
At June 30, 2006, Redwood owned $352 million residential real estate loans accumulated for future securitizations. We funded these loans with equity and Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $10.1 billion of residential and commercial real estate loans at June 30, 2006.
Charge-offs (credit losses) recorded in the consolidated residential real estate loan portfolio totaled a $0.4 million during the second quarter of 2006 and a $0.8 million for the first half of 2006, thus remaining at an annualized rate of less than 1 basis point (0.01%) during these periods. Serious delinquencies increased from $37 million at December 31, 2005 to $47 million at June 30, 2006. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.46% of our current loan balances at June 30, 2006, an increase from 0.27% at December 31, 2005. At June 30, 2006, serious delinquencies were 0.16% of the original balance of these pools of loans.
We had a charge-off of $35,000 on our commercial loans in the first six months of 2006. We had no delinquent commercial real estate loans as of June 30, 2006 and December 31, 2005.
The reserve for credit losses on real estate loans is included as a component of real estate loans on our Consolidated Balance Sheets. The residential real estate loan credit reserve balance of $19 million was 0.19% of the current balance of this portfolio at June 30, 2006, compared to $23 million, or 0.17% of the current balance, at December 31, 2005. The total amount of credit reserves decreased over the first half as our estimate for the confirmation period was reduced and the balance of loans we credit enhanced in this portfolio decreased. Once we determine applicable default amounts, the timing of the defaults, and severity of losses upon the defaults, we estimate expected losses for each pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis, and we record provision, charge-offs, and recoveries monthly.
During the quarter we reduced our loss confirmation period by one month based on the change in our real estate loan portfolio composition. The mix of the portfolio changed as the loans prepaid and acquisitions of new loans were at a slow pace. We determined that the time period from initial deterioration in a borrower’s condition to charge-off of the loan had been reduced based on the profile of the borrower in the portfolio. Total losses estimated over the life of the loan did not change; however, the timing of those losses inherent in the balance sheet to materialize was adjusted.
The effect of this refinement in estimate was to release $1.0 million of reserves for credit losses to the Consolidated Statements of Income for the three-month period ended June 30, 2006.
At June 30, 2006, we had an $8.1 million reserve on a commercial loan, which is the reserve we had established at acquisition of this loan. We acquired this loan at a discount to par and designated a credit reserve based on our expected cash flows at that time. Our estimate of these cash flows has not yet changed.
Real Estate Securities
We acquire diverse residential real estate loan securities, commercial real estate loan securities, and asset-backed securities issued by real estate-oriented CDOs. For GAAP purposes, this portfolio includes real estate securities acquired from securitizations sponsored by others. It does not include securities we acquired from our Sequoia and Acacia entities. The securities owned by us for the long term (not owned by or held as inventory for sale to Sequoia or Acacia) are generally credit-enhanced securities we fund with equity.
We report real estate securities to their current estimated market value on our Consolidated Balance Sheets but not generally through our Consolidated Statements of Income unless we determine there is other-than-temporary impairment.
We have sold most of the securities rated BB or better in this consolidated portfolio (as it is reported for GAAP purposes) to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate Acacia’s assets within our real estate loans and securities. We reflect Acacia’s issuance of CDO ABS as ABS issued obligations on our Consolidated Balance Sheets.
The increase in the real estate securities during the second quarter of 2006 was the result of additional acquisitions of securities, some of which are held as inventory for future sale to Acacia entities. Our consolidated real estate securities totaled $2.7 billion carrying value on June 30, 2006, of which $1.9 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2005, we had $2.4 billion carrying value of these securities, of which $1.9 billion had been sold to Acacia entities as of that date.
At June 30, 2006, our consolidated residential loan CES (BB, B, and unrated securities) totaled $715 million. This was an increase from the $613 million market value we reported on December 31, 2005. Our acquisitions plus net positive market value adjustments exceeded calls, sales, and principal pay downs for the first half of 2006.
As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($1.2 billion) and adjusted cost basis ($660 million) of these residential loan CES at June 30, 2006 was $551 million. Of this difference, $426 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), while the remaining $125 million represented a purchase discount we are accreting into income over time. These first- and second-loss position residential loan CES are generally funded with equity, although an increasing amount may be acquired by Acacia entities and funded with Acacia ABS.
As a net result of our acquisitions, sales, call activity, and prepayments, the loans underlying these reported residential loan CES increased from $170 billion at December 31, 2005 to $213 billion at June 30, 2006. Total residential loans credit-enhanced through these securities, plus similar CES securities acquired from Sequoia securitization entities, were $184 billion at December 31, 2005 and $223 billion at June 30, 2006.
External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to interests owned by us. At June 30, 2006, we had $128 million of external credit-enhancement and $426 million of internally designated credit protection for this portfolio. The combined balance of external and internally designated credit protection represented 26 basis points (0.26%) of the $213 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.
The annualized rate of credit loss was less than 1 basis point (0.01%) of the current balance of underlying loans. There were $1.0 million credit losses for the underlying residential loans during the second quarter of 2006 and $3.6 million for the first half of 2006. During the same periods in 2005, we had credit losses of $0.8 million and $2.0 million, respectively. No losses were borne by external credit-enhancement for the second quarter or first six months of 2006 and all losses were borne by us, reducing that portion of the purchase discount that we had designated as credit reserves. For both the three and six months ended June 30 2005, losses borne by external credit-enhancement totaled $0.2 million.

Delinquencies (over 90 days, foreclosure, bankruptcy, and real estate owned (REO) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $420 million at June 30, 2006, an increase from $331 million at December 31, 2005. Delinquencies as a percentage of the residential loans we credit-enhance increased to 0.20% at June 30, 2006 from 0.19% at December 31, 2005. The level of delinquencies on these loans is below national levels.
In both the second quarter of 2006 and for the six months ended June 2006, we recognized losses due to other-than-temporary impairment on our residential loan CES of $427,000. For the second quarter and six months ended June 30, 2005, we recognized losses due to other-than-temporary impairment on our residential loan CES of $21,000 and $55,000, respectively. These losses are included in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
We acquire commercial loan CES which are unrated first-loss interests in commercial mortgage-based securities (CMBS) funded with equity. At June 30, 2006, we owned $222 million of principal value of these securities with a market value of $76 million. As a result of acquisitions, this was an increase from the $175 million principal value and $58 million market value we owned at December 31, 2005. Some of the commercial loan CES we own represent interests in a commercial CMBS re-REMIC consisting primarily of first- and second-loss interests in several other CMBS.
At June 30, 2006, we credit-enhanced $29 billion commercial real estate loans through ownership of first-loss CMBS (excluding the re-REMIC interests), an increase from the $26 billion commercial real estate loans we credit-enhanced at December 31, 2005. Serious delinquencies (i.e., 90 plus days, in bankruptcy, in foreclosure, or REO) were $24 million, or 0.08%, of the loan balances, at June 30, 2006. This was an increase from the $17 million, or 0.07%, at December 31, 2005. We incurred no credit losses on these underlying loans during the first six months of 2006 or 2005.
At June 30, 2006, we credit-enhanced $16 billion commercial real estate loans through our interests in a CMBS re-REMIC. This is a decrease from $17 billion at December 31, 2005. Delinquencies on these loans were $289 million, or 1.78% of the loan balances at June 30, 2006. Delinquencies on these loans were $228 million, or 1.34% of the loan balances at December 31, 2005. External credit protection on these loans was $1.6 billion at both June 30, 2006 and December 31, 2005. Our internally designated credit reserves were $14 million at both June 30, 2006 and December 31, 2005. For the second quarter of 2006, total credit losses on these underlying loans were $9 million, all of which were borne by CES not owned by us. Credit losses realized during the second quarter of 2005 were $20 million of which $18 million were borne against CES not owned by us. For the six months ended June 30, 2006 and 2005, total credit losses on these underlying loans were $14 million and $65 million, respectively, of which $14 million and $64 million, respectively, were borne against CES not owned by us.
During the third quarter of 2005, hurricanes Katrina and Rita hit the Gulf Coast States, including parts of Louisiana, Mississippi, and Texas. We own both residential and commercial securities that have first-loss risk on loans in the affected areas. Based on available information and our analysis, we still believe our hurricane-related losses (as measured for tax) will be up to $6 million on the residential and commercial loans we credit-enhance. We update our estimates as we obtain additional information and adjust our credit reserves accordingly. There can be no assurance that actual losses will fall within this range as there are many factors yet to be determined including insurance claims, the ongoing state of the local economies, and the general strength or weakness of the real estate markets in the affected areas.
We reported other-than temporary impairments (EITF 99-20 and FAS 115) in the consolidated real estate securities of $2.3 million and $1.7 million during the second quarter of 2006 and 2005 respectively, and $5.5 million and $2.1 million during the first half of 2006 and 2005, respectively.

Liabilities and Stockholders’ Equity
Redwood Debt
At June 30, 2006, we had $529 million of Redwood debt outstanding and at December 31, 2005, we had $170 million of Redwood debt outstanding. For the first six months of 2006, our minimum debt level was zero and our average debt level was $111 million.
Redwood’s debt is typically secured by a pledge of loans and securities that we accumulate as inventory for future sale to Sequoia and Acacia securitization entities. Additional collateral or cash may be required to meet changes in market values from time to time under these agreements. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR interest rate. Our debt levels vary based on the timing of our asset accumulation and securitization activities and on our levels of invested capital.
We have financing facilities with a number of different Wall Street firms and banks. We also have an unsecured line of credit available that was not drawn upon as of June 30, 2006. We also have a commercial paper facility, Madrona Residential Funding LLC, which had no commercial paper outstanding at June 30, 2006. Covenants associated with our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.
Asset-Backed Securities Issued
Redwood consolidates on its balance sheets the ABS that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.
Sequoia had $9.7 billion ABS outstanding on June 30, 2006 compared to $13.4 billion on December 31, 2005. Pay downs of existing ABS totaled $3.6 billion. Sequoia did not issue any new ABS during the first six months of 2006.
Acacia entities issued CDO ABS to fund their acquisitions of real estate securities. Acacia CDO issuance outstanding was $2.2 billion at both June 30, 2006 and December 31, 2005. Acacia issued $0.3 billion Acacia ABS CDO obligations during the first half of 2006. There were $0.3 billion of Acacia ABS pay downs (including the call of Acacia CDO 2) during the first half of 2006.
Stockholders’ Equity
Our reported stockholders’ equity increased by $69 million or 7% during the first six months of 2006, from $0.9 billion at December 31, 2005 to $1.0 billion June 30, 2006 as a result of $59 million earnings, $37 million dividends declared, $20 million stock issuance, $1 million proceeds from stock option exercises, $9 million non-cash equity adjustments related to grant and amortization of equity awards, and $17 million net increase in unrealized gains of assets and interest rate agreements that are marked-to-market through our Consolidated Balance Sheets.
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
Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of June 30, 2006, we reported a net accumulated other comprehensive income of $91 million and at December 31, 2005 we reported net accumulated other comprehensive income of $74 million. Changes in this account reflect changes in the fair value of our earning assets (or decrease of $1 million) and interest rate agreements (an increase of $18 million), and also reflect changes due to calls, sales, and other-than-temporary impairments of a portion of our securities (an increase of $0.6 million). Our reported book value at June 30, 2006 was $39.13 per share — an increase from the $37.20 per share at December 31, 2005.
Cash Requirements, Sources of Cash, and Liquidity
We use cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.
One primary source of cash is principal and interest payments received on a monthly basis from real estate loans and securities. This includes payments received from ABS that we acquired as investment assets from ABS securitizations we sponsor. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, proceeds from calls, borrowings, and issuance of common stock.
We currently use borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings include repurchase agreements, bank borrowings, collateralized short-term borrowings, and non-secured line of credit. We may also issue commercial paper. Our borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to twelve weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to six months.
Our Consolidated Statement of Cash Flows includes cash flows generated and used by the ABS securitization entities that are consolidated on our Consolidated Balance Sheets. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be paid to Redwood as an owner of one or more of the ABS issued by the entity. Cash flow obligations of and uses of cash by these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain of the more risky ABS issued by the entities.
At June 30, 2006, we had $1.0 billion of capital and $0.5 billion of Redwood debt. This capital is available to invest in assets and to support our business. At June 30, 2006, a portion of this capital was cash and working capital necessary to support our residential conduit and credit-enhancement operations, $191 million was cash available to acquire new assets (excess capital), $26 million was committed for acquisitions closing in the third quarter, and $601 million was invested in assets we believe will generate long-term cash flows at attractive rates of return. We will likely continue to free up capital through resecuritizations and sales, and raise equity from our DSPP on an ongoing basis.
We believe that a weakening of the housing market, if it continues, will likely bring excellent asset acquisition opportunities over the next few years. In order to take advantage of future opportunities, our goal is to maintain cash balances that are available to make new investments. Our current plan, which is subject to change, is to invest our excess cash steadily during the remainder of 2006 and throughout 2007.
Off-Balance Sheet Commitments
At June 30, 2006, in the ordinary course of business, we had commitments to purchase $850 million of real estate loans for settlement in the third quarter of 2006. These purchase commitments represent derivative instruments under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The value of these commitments was negative $3.6 million as of June 30, 2006. We hedged these commitments with various interest rate agreements and accounted for these as trading instruments. The value of these interest rate agreements increased by $3.0 million and were recognized through our income statement. We also had commitments to purchase $70 million of securities as of June 30, 2006.

Contractual Obligations and Commitments
The table below presents our contractual obligations and commitments as of June 30, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.
Table 14     Contractual Obligations and Commitments as of June 30, 2006
(In thousands)

	Payments Due or Commitment Expiration by Period

		Less Than	1 to	After
	Total	1 Year	5 Years	5 Years

Redwood Obligations:
Redwood debt	$529,383	$529,383	$—	$—
Accrued interest payable	1,796	1,796	—	—
Operating leases	5,249	814	3,688	747
Purchase commitments — Securities	70,361	70,361	—	—
Purchase commitments — Whole Loans	850,000	850,000	—	—

Total Redwood obligations and commitments	$1,456,789	$1,452,354	$3,688	$747

Obligations of Securitization Entities:
Consolidated asset-backed securities	$11,897,988	$—	$—	$11,897,988
Accrued interest payable	45,131	45,131	—	—

Total obligations of securitization entities	$11,943,119	$45,131	$—	$11,897,988

Total consolidated obligations and commitments	$13,399,908	$1,497,485	$3,688	$11,898,735

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
We assume credit risk with respect to real estate loans primarily through the ownership of real estate loans and securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. Certain of these securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the real estate loans within the securitization entities that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from these lower-rated securities.
We are highly leveraged in an economic sense due to the structured leverage within the securities we own, as the amount of real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, we do not use debt to fund these assets and our maximum credit loss from these assets (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base. The majority of our credit risk comes from high-quality residential and commercial real estate loans. This includes real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit loss risks in our other real estate securities, and in counter-parties with whom we do business.
Credit losses on real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy weakness, or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated.
The interest rate is adjustable for most of the residential real estate loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential real estate loan securities we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these ARMs, and this may increase borrowers’ delinquencies and defaults. In addition, a portion of the loans we credit-enhance are interest-only and negative amortization loans, which may have special credit risks. The large majority of the commercial loans we credit-enhance are fixed-rate loans with required amortization. A small number of commercial loans are interest-only loans for the entire term or a portion thereof, which may have special credit risks.
We acquire some residential real estate loan securities backed by negative amortization adjustable-rate loans made to high-quality residential borrowers. Even though most of these loans are made to high-quality borrowers who make substantial down payments and do not need a negative amortization feature in order to afford their home, we still expect higher delinquencies and losses from these loans compared to regular amortizing loans. We believe we have a good chance of generating attractive risk-adjusted returns on these investments as a result of the way the securitizations of these riskier loan types are structured and because of attractive acquisition pricing of these securities. We realize there is substantial uncertainty about the future performance of these assets. Thus, we will likely limit our overall investment in securities with these underlying loans.
The Acacia entities we sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure) issued by securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to most of these assets. Some of the securities Acacia owns are backed by sub-prime residential loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality residential loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus to Redwood’s interest in these loans) could occur. Most of Acacia’s securities are reported as part of our consolidated real estate securities on our Consolidated Balance Sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss residential and commercial real estate security, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated securities (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of real estate loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occur, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.
Interest Rate Risk
Our strategy is to maintain an asset/liability posture on a consolidated basis that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates.
For most of our debt-funded assets (assets acquired for future sale to sponsored securitization entities or to other financial institutions as whole loans), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the accumulated assets. Not all of the accumulated assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid rate securities for re-securitization through our Acacia CDO program, and we may acquire hybrid rate residential real estate loans in the future for our Sequoia securitization program. We typically use interest rate agreements to hedge associated interest rate mismatches when the assets we accumulate for future securitizations do not match the interest rate characteristics of our debt. At June 30, 2006, we owned $720 million of inventory assets and we also had $850 million of residential whole loan purchase commitments and $70 million of real estate securities, funded with $529 million of debt. At June 30, 2006, we had interest rate agreements with a notional amount of $925 million hedging certain of our inventory assets and purchase commitments.
We own the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion ($9.0 billion) of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. We had $4.0 billion of notional amount of interest rate agreements for this purpose. For the remainder of the consolidated ABS entities ($2.9 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect our economic profits or cash flow. Therefore, we do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these consolidated ABS entities.
The remainder of our consolidated assets at June 30, 2006 were effectively funded, for interest rate matching purposes, with equity.
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

We believe there is a relatively low likelihood of prepayment risk events occurring within our inventory assets held for future securitization, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for the ABS (especially IO securities) sold by these securitization entities, and thus could affect the gain on sale for economic and tax purposes (not for GAAP purposes since these are accounted for as financings) that we earn from sponsoring these securitizations.
There are prepayment risks in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to increases in prepayment rates is from short-term residential ARM loans. However, our premium balances on securities backed by ARM loans are currently significantly less than our discount balances on securities backed by ARM loans. As a result, we believe that we are currently biased in favor of faster prepayment speeds with respect to the long term economic effect of ARM prepayments. However, in the short term, changes in ARM prepayment rates could cause GAAP earnings volatility, as premiums would be expensed over a shorter timeframe than the discounts would be accreted into income.
ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Sequoia securitizations increased from 39% to 48% over the last twelve months as the yield curve flattened.
Through our ownership of real estate loan securities backed by fixed rate and hybrid residential loans and acquired at a discount, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium- and long-term interest rates decline.
Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.
Market Value Risk
At June 30, 2006, we reported on a consolidated basis $2.7 billion of assets that were marked-to-market through our balance sheet (i.e., available-for-sale securities) but not through our income statement. Some of these assets are credit-sensitive, and all are interest-rate sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets are funded with short-term debt prior to securitization.
Most of our consolidated real estate assets are loans accounted for as held-for-investment and reported at cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the market value of the loans do not have an impact on our liquidity in the long term. However, changes in market value during the accumulation period (while these loans are funded with debt) may have a short-term effect on our liquidity.
Our consolidated obligations consist primarily of ABS issued. These are reported at cost, and changes in market value in these ABS have no impact on our liquidity. However, because many of our consolidated assets are funded with these ABS reported at market value, and since these ABS are not reported at market value, the resulting reported net equity value may not necessarily reflect the true market value of our equity investments in these securitization entities.
We use interest rate agreements to manage certain interest rate risks. Our interest rate agreements are reported at market value, with any periodic changes reported either through our income statement or in our balance sheet. Adverse changes in the market values of our interest rate agreements (which would generally be caused by falling interest rates) may require us to devote additional amounts of cash to post margin calls with our counterparties.

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
Revenue Recognition
When recognizing revenue on consolidated earning assets, we employ the interest method and determine an effective yield to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For consolidated real estate loans, the interest method is applied as prescribed under FAS 91. For loans acquired prior to July 1, 2004, the interest method or effective yield is determined using interest rates as they change over time and future anticipated principal prepayments. For loans acquired subsequent to that date, the initial interest rate of the loans and future anticipated principal prepayments are used in determining the effective yield. For our consolidated securities, the interest method to determine an effective yield is applied as prescribed under FAS 91 or EITF 99-20, using anticipated principal prepayments. The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.
Under the interest method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential and commercial real estate securities. In addition, faster-than-anticipated prepayment rates on residential loans would also tend to increase realized yields over the remaining life of an asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the interest method and may represent an other-than-temporary impairment under GAAP, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.
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
Establishing Valuations and Accounting for Changes in Valuations
Valuation adjustments to real estate loans held-for-sale are reported as net recognized losses and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment. Adjustments to the fair value of securities available-for-sale are reported through our Consolidated Balance Sheets as a component of accumulated other comprehensive income in stockholders’ equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exceptions to this treatment of securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that is considered other-than-temporary. In such cases, the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment.
We estimate the fair value of assets and interest rate agreements using available market information and other appropriate valuation methodologies. We believe that the estimates we use reflect market values that we may be able to receive should we choose to sell assets. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Many assumptions are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine market values. Residential real estate loans held-for-sale are generally valued on a pool basis while commercial real estate loans held-for-sale and securities available-for-sale are valued on an asset-specific basis.
We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each of our assets. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes or other factors result in significant changes in the market values, our net income and book value could be adversely affected.
In addition to our valuation processes, we are active acquirers, issuer of debt securities, and occasional sellers of assets. Thus, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. In addition, we use third party sources to validate our valuation estimates.

There are certain other valuation estimates we make that have an impact on current period income and expense. One such area is the valuation of certain equity grants. Under FAS 123R, we estimate the value of options, which is based on a number of assumptions. Currently, most of our equity awards are restricted stock and deferred stock units and the fair values at grant equal the market value of Redwood’s common stock at the date of grant so there are no assumptions required to determine fair value. However, FAS 123R does require us to estimate for forfeitures and other factors that may affect the actual expense recognized in any one period.
Credit Reserves
For consolidated real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from inherent losses existing in our consolidated real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on real estate loans on our Consolidated Statements of Income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.
To calculate the credit reserve for credit losses for real estate loans, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects and changes in credit concentrations;

•	Information supporting borrowers’ ability to meet obligations;

•	Ongoing analyses of each individual loan — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations and other observable data;

•	On-going evaluation of fair values of collateral using current appraisals and other valuations; and,

•	Discounted cash flow analysis.
Once we determine the applicable default rate, the timing of defaults, and the severity of loss upon the default, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). After further review, we revised and shorted our estimate of this confirmation period this quarter. The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.
If a loan becomes REO or becomes impaired, or loans are reclassified as held-for-sale, specific valuations are primarily based on analyses of the underlying collateral.

Certain securities issued by an ABS securitization entity bear most of the initial credit risk of the underlying pool of loans that was securitized. As a result of the relatively high credit risks of these investments, we are able to purchase these securities at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the interest method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk analyses, cash flow modeling, and portfolio analytical tools to assist us in our assessments. If cumulative credit losses in the underlying pool of loans exceed the principal value of the first-loss piece, we may never receive a principal payment from that security. The maximum loss for the owner of these securities, however, is limited to the investment made in purchasing these securities. In addition to the amount of losses, the timing of future credit losses is also important. In general, the longer credit losses are delayed, the better our economic returns, as we continue to earn coupon interest on the face value of our security.
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
We currently elect to account for most of our interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market values, and record changes in their fair values in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of these cash flow hedges and any changes in the market value on our hedges designated as trading instruments are included in our Consolidated Statements of Income.
The remainder of our interest rate agreements are currently accounted for as trading investments. We record these derivatives at their estimated fair values with any changes in the fair values recorded in our Consolidated Statements of Income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Discussions about our quantitative and qualitative disclosures about market risk are included in our Management’s Discussion and Analysis included herein.

Item 4.	Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2006, which is the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.

There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares Available
	Number of	Average	Part of Publicly	for Purchase Under
	Shares	Price Paid	Announced	Publicly Announced
Period	Purchased	per Share	Programs	Programs

April 1 - April 30, 2006	—	—	—	—
May 1 - May 31, 2006	—	—	—	—
June 1 - June 30, 2006	—	—	—	—

Total	—	—	—	1,000,000
No shares were purchased for the three months ended June 30, 2006. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a) The 2006 annual meeting of stockholders of Redwood Trust, Inc. was held on May 11, 2006.
(b) The following matters were voted on at the annual meeting of stockholders:
1. The election of the following nominees as Class III directors to serve until the annual meeting of stockholders in 2009 and until their successors are duly elected and qualify.

	Votes

Nominee	For	Withheld

Thomas C. Brown	22,823,477	250,485
George E. Bull, III	22,980,628	90,334
Georganne C. Proctor	22,974,573	96,389
The following Directors’ terms of office continue after the annual meeting:

Richard D. Baum
Mariann Byerwalter
Greg H. Kubicek
Charles J. Toeniskoetter
David L. Tyler
Douglas B. Hansen
2. The approval of the 2002 Redwood Trust, Inc. Incentive Plan, as amended.

Votes

For	Against	Abstentions	Broker-Non Votes

16,144,247	1,161,872	54,207	5,710,634

Item 5.	Other Information.
Entry Into A Material Definitive Agreement
On July 31, 2006, Redwood entered into an Amendment to the Belvedere Place Office Lease, dated July 31, 2006 (the “Amendment”), with Bently Holdings California LP (the “Landlord”), amending the original Belvedere Place Office Lease, dated February 27, 2003 (the “Original Lease”), relating to Redwood’s principal executive offices at One Belvedere Place, Suite 300, Mill Valley, California (the “Old Premises”). The Amendment adds an option exercisable by Redwood for an additional five-year extension of the lease term. As amended, the initial term of the Original Lease will expire May 31, 2013 and Redwood has the option to extend the term for two five-year periods.
On July 31, 2006, Redwood entered into a Lease, dated July 31, 2006 (the “New Lease”), for an additional 21,300 square feet of office space in the same building as the Old Premises (the “New Premises”). The initial term of the New Lease begins January 1, 2008 and expires May 31, 2018. The total commitment under the initial term of the New Lease is $9.9 million. Redwood has the option to extend the term for two five-year periods. Prior to the beginning of the initial term of the New Lease, Redwood will lease the New Premises from another tenant of the Landlord for a total rent commitment of $0.8 million.
There is no material relationship between Redwood or any of its affiliates and the Landlord or any of its affiliates, other than the contractual relationship under the Original Lease.

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
Dated: August 2, 2006

By:	/s/ Douglas B. Hansen

Douglas B. Hansen
President
(authorized officer of registrant)
Dated: August 2, 2006

By:	/s/ Harold F. Zagunis

Harold F. Zagunis
Vice President, Chief Financial Officer,
Treasurer, and Secretary
(principal financial officer)
Dated: August 2, 2006

By:	/s/ Raymond S. Jackson

Raymond S. Jackson
Vice President and Controller
(principal accounting officer)