Form 10-Q
period 2006-09-30
REDWOOD TRUST INC
filed 2006-11-02
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Large accelerated filer     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes     ☐          No     ☑
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	26,155,375 as of November 1, 2006

REDWOOD TRUST, INC.
FORM 10-Q

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Real estate loans	$9,874,964	$13,934,484
Real estate securities	2,912,365	2,418,917
Cash and cash equivalents	112,926	175,885

Total earning assets	12,900,255	16,529,286
Restricted cash	139,441	72,421
Accrued interest receivable	67,304	76,469
Interest rate agreements	29,692	31,220
Principal receivable	1,075	225
Deferred tax asset	3,205	5,384
Deferred asset-backed security issuance costs	46,945	54,125
Other assets	11,885	7,830

Total Assets	$13,199,802	$16,776,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$509,994	$169,707
Asset-backed securities issued	11,554,259	15,585,277
Accrued interest payable	51,304	41,027
Interest rate agreements	6,080	507
Accrued expenses and other liabilities	17,267	27,889
Dividends payable	18,237	17,593

Total liabilities	12,157,141	15,842,000

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 26,053,016 and 25,132,625 issued and outstanding	261	251
Additional paid-in capital	874,847	824,365
Accumulated other comprehensive income	94,780	73,731
Cumulative earnings	773,320	681,479
Cumulative distributions to stockholders	(700,547)	(644,866)

Total stockholders’ equity	1,042,661	934,960

Total Liabilities and Stockholders’ Equity	$13,199,802	$16,776,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest income
Real estate loans	$149,483	$194,025	$469,028	$600,282
Real estate securities	72,759	48,811	189,656	127,095
Cash and cash equivalents	1,872	990	7,220	2,374

Interest income before provision for credit reserve	224,114	243,826	665,904	729,751
(Provision for) reversal of credit reserve	(465)	805	1,865	1,307

Total interest income	223,649	244,631	667,769	731,058
Interest expense
Redwood debt	(9,422)	(3,789)	(13,316)	(8,272)
Asset-backed securities issued	(165,251)	(192,802)	(515,531)	(559,341)

Total interest expense	(174,673)	(196,591)	(528,847)	(567,613)
Net interest income	48,976	48,040	138,922	163,445
Operating expenses	(13,455)	(12,364)	(42,074)	(35,618)
Net recognized gains and valuation adjustments	433	24,916	4,556	42,973

Net income before provision for income taxes	35,954	60,592	101,404	170,800
Provision for income taxes	(3,538)	(4,693)	(9,563)	(13,424)

Net income	$32,416	$55,899	$91,841	$157,376

Basic earnings per share:	$1.25	$2.26	$3.60	$6.41
Diluted earnings per share:	$1.22	$2.21	$3.51	$6.26
Regular dividends declared per common share	$0.70	$0.70	$2.10	$2.10
Special dividends declared per common share	—	—	—	—

Total dividends declared per common share	$0.70	$0.70	$2.10	$2.10

Basic weighted average shares outstanding	25,869,743	24,712,536	25,525,054	24,554,475
Diluted weighted average shares outstanding	26,624,532	25,314,315	26,132,000	25,159,619
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$32,416	$55,899	$91,841	$157,376
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	31,342	(16,200)	29,962	34,578
Reclassification adjustment for net (gains) losses included in net income	30	(18,137)	686	(31,100)
Net unrealized gains (losses) on cash flow hedges	(27,576)	13,891	(3,261)	7,901
Reclassification of net realized cash flow hedge (gains) losses to interest expense on asset-backed securities issued and net recognized gains and valuation adjustments	47	109	(6,338)	307

Total other comprehensive income	3,843	(20,337)	21,049	11,686

Comprehensive income	$36,259	$35,562	$112,890	$169,062

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006:
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

Net income	—	—	—	—	91,841	—	91,841
Net unrealized (gain) reclassification on assets AFS	—	—	—	30,648	—	—	30,648
Net unrealized gain/ reclassification on interest rate agreements	—	—	—	(9,599)	—	—	(9,599)
Issuance of common stock:
Dividend Reinvestment & Stock Purchase Plans	862,733	9	38,563	—	—	—	38,572
Employee Option & Stock Purchase Plans	60,524	1	663	—	—	—	664
Restricted Stock & Stock DERs	(2,866)	—	11,256	—	—	—	11,256
Dividends declared:
Common	—	—	—	—	—	(55,681)	(55,681)

September 30, 2006	26,053,016	$261	$874,847	$94,780	$773,320	$(700,547)	$1,042,661

For the Nine Months Ended September 30, 2005:
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Comprehensive income:
Net income	—	—	—	—	157,376	—	157,376
Net unrealized gain on assets AFS	—	—	—	3,478	—	—	3,478
Net unrealized gain on interest rate agreements	—	—	—	8,208	—	—	8,208
Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	582,250	5	31,294	—	—	—	31,299
Employee Option & Stock Plans	19,969	1	739	—	—	—	740
Restricted Stock & Stock DERs	8,609	—	2,852	—	—	—	2,852
Dividends declared:
Common	—	—	—	—	—	(52,044)	(52,044)

September 30, 2005	24,764,404	$248	$808,107	$117,043	$638,983	$(548,316)	$1,016,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$91,841	$157,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(48,611)	(61,045)
Depreciation and amortization of non-financial assets	836	622
Reversal of credit loss provision	(1,865)	(1,307)
Non-cash stock compensation	11,256	2,852
Net recognized gains and valuation adjustments	(4,556)	(42,973)
Principal payments on real estate loans held-for-sale	—	885
Net sales of real estate loans held-for-sale	—	95,841
Purchases of real estate loans held-for-sale	—	(81,804)
Net change in:
Accrued interest receivable	9,165	(7,499)
Principal receivable	(850)	1,124
Deferred income taxes	212	2,893
Other assets	770	161
Accrued interest payable	10,277	7,141
Accrued expenses and other liabilities	(10,622)	2,387

Net cash provided by operating activities	57,853	76,654

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,291,989)	(1,530,510)
Proceeds from sales of real estate loans held-for-investment	8,408	181,827
Principal payments on real estate loans held-for-investment	5,303,962	7,247,574
Purchases of real estate securities available-for-sale	(818,219)	(757,870)
Proceeds from sales of real estate securities available-for-sale	241,624	141,442
Principal payments on real estate securities available-for-sale	161,790	153,971
Net increase in restricted cash	(67,020)	(22,758)

Net cash provided by investing activities	3,538,556	5,413,676

Cash Flows From Financing Activities:
Net borrowings (repayments) on Redwood debt	340,287	(41,542)
Proceeds from issuance of asset-backed securities	1,460,572	1,998,008
Deferred asset-backed security issuance costs	(10,591)	(11,259)
Repayments on asset-backed securities	(5,431,649)	(7,307,909)
Net (purchase) of interest rate agreements	(2,186)	(2,860)
Net proceeds from issuance of common stock	39,236	32,038
Dividends paid	(55,037)	(50,892)

Net cash used in financing activities	(3,659,368)	(5,384,416)

Net (decrease) increase in cash and cash equivalents	(62,959)	105,914
Cash and cash equivalents at beginning of period	175,885	57,246

Cash and cash equivalents at end of period	$112,926	$163,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$518,570	$560,692
Cash paid for taxes	$7,999	$8,765
Non-cash financing activity:
Dividends declared but not paid	$18,237	$17,335

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1.	REDWOOD TRUST
Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a specialty finance company that invests in and manages real estate assets. In general, we invest in real estate assets by acquiring and owning asset-backed securities backed by real estate loans. Our primary focus is credit-enhancing residential and commercial real estate loans. We credit-enhance loans by acquiring and managing the first-loss and other credit-sensitive securities that bear the bulk of the credit risk of securitized loans.
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
Basis of Presentation
The consolidated financial statements presented herein are for September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the expected results for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the September 30, 2006 presentation. The nine months ended September 30, 2005 comparable cash flow statement has been reclassified to conform with the 2005 Form 10-K cash flow presentation.
These consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Redwood Mortgage Funding, Inc. (RMF), Redwood Asset Management, Inc. (RAM), Cypress Trust, Inc., Acacia CDO 1, Ltd. through Acacia CDO 10, Ltd., Acacia CDO CRE1, Ltd., RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. and Madrona Residential Funding LLC. References to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all the Acacia CDO entities. References to the Redwood REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings, Holdings’ wholly owned subsidiaries, RMF and RAM, and the Acacia entities. All inter-company balances and transactions have been eliminated in consolidation.
Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of certain securities. In previous financial statements we recognized these expenses as a reduction in interest income. After reviewing again the nature of these costs it was determined that they did not directly relate to the specific creation of a securitization and were dependent on specific asset acquisition analysis (which may or may not result in our acquiring assets). Therefore, beginning in the second quarter of 2006, we are recognizing these due diligence costs as an operating expense, and these amounts for prior periods have been reclassified to conform to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
Real estate loans combine our consolidated residential and commercial real estate loans. Real estate securities combine our consolidated residential and commercial real estate securities including those securities we define as credit-enhancement securities (CES). CES includes below-investment grade securities. Also included in our securities portfolio are residential sub-prime, collateral debt obligation (CDO), home equity lines of credit (HELOCs), and REIT corporate debt securities.
Real Estate Loans: Held-for-Investment
Our consolidated real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.
Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
The following factors are considered and applied in such determinations:

•	Ongoing analyses of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Effects and changes in credit concentrations;

•	Information supporting the borrowers’ ability to meet obligations;

•	Ongoing evaluations of fair values of collateral using current appraisals and other valuations; and

•	Discounted cash flow analyses.
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
Deferred Tax Assets
Net deferred tax assets represent the net benefit of net operating loss (NOL) carry forwards, real estate asset basis differences, recognized tax gains on whole loan securitizations, interest rate agreement basis differences, and other temporary GAAP and tax timing differences. These temporary timing differences will be recognized in different periods for GAAP and tax purposes. Net unrealized gains and losses on securities and interest rate agreements in our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of tax, thus creating deferred tax assets (liabilities).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Accrued Interest Receivable and Principal Receivable
Accrued interest receivable and principal receivable represent principal and interest that is due and payable to us. These are generally received within the next month.
Interest Rate Agreements and Purchase Commitments
We enter into interest rate agreements to help manage some of our interest rate risks. We report our interest rate agreements at fair value. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. We may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), or we may account for these as trading instruments. See Note 5 for a further discussion on interest rate agreements.
We enter into commitments to purchase loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), when applicable. These are classified as trading instruments on our Consolidated Balance Sheets until the date of settlement and changes in fair value of the commitments are recorded through Net Recognized Gains and Valuation Adjustments in the Consolidated Statements of Income.
Redwood Debt
Redwood debt is short-term debt collateralized by loans and securities. We report this debt at its unpaid principal balance. We may use Redwood debt to fund assets temporarily as we accumulate them for future sale to securitization entities. Increasingly, we will use Redwood debt to fund loans and securities that do not have significant credit risk and that we believe can generate an attractive return on the capital employed.
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
Other Liabilities
Accrued Interest Payable
Accrued interest payable represents interest due and payable on Redwood debt and ABS issued. It is generally paid within the next month with the exception of interest due on Acacia ABS which is generally settled quarterly.
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
Income Taxes
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table provides reconciliation of denominators of the basic and diluted net income per share computations.
Basic and Diluted Net Income Per Share
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	25,869,743	24,712,536	25,525,054	24,554,475
Net effect of dilutive stock options	754,789	601,779	606,946	605,144

Denominator for diluted earnings per share	26,624,532	25,314,315	26,132,000	25,159,619

Basic Earnings Per Share:
Net income per share	$1.25	$2.26	$3.60	$6.41

Diluted Earnings Per Share:
Net income per share	$1.22	$2.21	$3.51	$6.26

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive during the three and nine months ended September 30, 2006 and 2005. There were no other participating securities, as defined by EITF 03-6, during the three and nine months ended September 30, 2006 and 2005. For the three and nine months ended September 30, 2006, the number of outstanding stock options that were antidilutive totaled 369,343 and 384,399, respectively. For the three and nine months ended September 30, 2005, the number of outstanding stock options that were antidilutive totaled 368,522 and 167,622, respectively.
Other Comprehensive Income
Current period net unrealized gains and losses on real estate loan CES, real estate securities available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our Consolidated Statements of Comprehensive Income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable REIT subsidiaries that are reported in other comprehensive income are adjusted for the effects of tax, thus creating deferred tax assets (liabilities).
Stock-Based Compensation
As of September 30, 2006 and December 31, 2005, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 10.
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the Consolidated Statements of Income over the remaining vesting period. At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to non-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
vested equity awards (stock options, restricted stock, and deferred stock units). At September 30, 2006, the unamortized costs totaled $11.4 million and will be expensed over the next four years, over half of which will be recognized over the next twelve months.
Beginning in 2003, in accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123 (FAS 148), we elected to prospectively apply the fair value method of accounting for stock-based awards issued after December 31, 2002. We accounted for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All other equity awards (deferred stock units and restricted stock), were valued at the grant date and expensed over the vesting period (regardless of when they were granted). Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to option awards granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated in the table below for the three and nine months ended September 30, 2005. Since we adopted FAS 123R as of January 1, 2006, there is no pro-forma presentation for the three and nine months ended September 30, 2006.
Pro-Forma Net Income Under FAS 123
(In thousands, except share data)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$55,899	$157,376
Add: Dividend equivalent right operating expenses under APB 25	2,029	5,587
Deduct: Stock option operating (expense) income under APB 25	(16)	(98)
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(201)	(671)

Pro forma net income	$57,711	$162,194

Earnings per share:
Basic — as reported	$2.26	$6.41
Basic — pro forma	$2.34	$6.61
Diluted — as reported	$2.21	$6.26
Diluted — pro forma	$2.28	$6.45
The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123R and FAS 123. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. Options are generally granted over the course of the calendar year. Certain options have dividend equivalent rights (DERs) and, accordingly, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was 10%. There were no options granted during the three months ended September 30, 2006 and 2005. The following table describes the weighted average of assumptions used for calculating the value of options granted during the nine months ended September 30, 2006 and

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
2005. Similar assumptions were used to calculate the pro forma information presented in the table above.
Weighted Average Assumptions used for Valuation of Options Under FAS 123R and FAS 123 Granted during period

	Nine Months Ended September 30,

	2006	2005

Stock price volatility	25.7%	26.41%
Risk free rate of return (Treasury Rate)	4.75%	4.07%
Average life	5 years	5 years
Dividend yield assumptions	10.00%	4.45%
Recent Accounting Pronouncements
In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments, (FAS 155), to amend FAS 133 and FAS 140. This Statement simplifies the accounting for certain financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and re-measure at fair value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair value with changes in fair value recognized in earnings. FAS 155 will become effective for us as of January 1, 2007. We are currently assessing the impact on our financial statements.
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
In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for us January 1, 2008 and we are currently assessing the impact on our financial statements.
In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.
SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended December 31, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. We believe SAB 108 will not have a material impact on our annual financial statements.
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
As of September 30, 2006 and December 31, 2005 our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate real estate loans and securities. Adjustable-rate loans have coupons that reset at least annually. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our HELOCs is generally ten years. The original maturity of our commercial real estate loans and commercial real estate securities is generally ten years. The actual maturity is subject to change based on the prepayments of the underlying loans.
For the three months ended September 30, 2006 and 2005, the average consolidated balance of earning assets was $12.9 billion and $20.1 billion, respectively. For the nine months ended September 30, 2006 and 2005, the average consolidated balance of earning assets was $13.9 billion and $22.2 billion, respectively.
Real Estate Loans
We acquire real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The following tables summarize the carrying value of real estate loans, which

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
include residential real estate loans, HELOCs, and commercial real estate loans as reported on our Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.
Real Estate Loans Composition
(In thousands)

	September 30, 2006	December 31, 2005

Residential real estate loans	$9,725,153	$13,693,833
HELOCs	117,641	180,959
Commercial real estate loans	32,170	59,692

Carrying value	$9,874,964	$13,934,484

Real Estate Loans Carrying Value
(In thousands)

	September 30, 2006	December 31, 2005
	Held for	Held for
	Investment	Investment

Current face	$9,761,369	$13,789,333
Unamortized premium	141,062	175,948
Discount designated as credit protection	(8,141)	(8,141)

Amortized cost	9,894,290	13,957,140
Reserve for credit losses	(19,326)	(22,656)

Carrying value	$9,874,964	$13,934,484

Of the $9.8 billion of face and $141 million of unamortized premium on our real estate loans at September 30, 2006, $6.0 billion of face and $114 million of unamortized premium relates to loans acquired prior to July 1, 2004. The loans acquired prior to July 1, 2004 had face and unamortized premium balances of $9.7 billion and $138 million, respectively, at December 31, 2005. During the first nine months of 2006, 39% of these loans prepaid and we amortized 17% of the premium over the first nine months of 2006. For these loans acquired prior to July 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For real estate loans acquired after July 1, 2004, the face and unamortized premium was $3.8 billion and $27 million at September 30, 2006 and $4.1 billion and $38 million at December 31, 2005, respectively. For these loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table provides detail of the activity of reported real estate loans for the three and nine months ended September 30, 2006 and 2005.
Real Estate Loans Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$10,491,014	$19,672,359	$13,934,484	$22,559,244
Acquisitions	966,673	346,268	1,291,989	1,612,316
Settled commitment deducted from loan basis	(133)	—	(133)	—
Sales (other than to consolidated ABS trusts)	—	(263,096)	(8,408)	(277,666)
Principal repayments	(1,570,389)	(3,127,329)	(5,303,962)	(7,248,463)
Transfers to REO	(1,093)	(2,005)	(7,026)	(3,334)
Net premium amortization	(11,232)	(14,507)	(35,261)	(32,038)
Reversal of credit loss provision, net of charge-offs	124	930	3,295	1,552
Net recognized gains (losses) and valuation adjustments	—	(201)	(14)	808

Balance at end of period	$9,874,964	$16,612,419	$9,874,964	$16,612,419

Some of the real estate loans we acquire from third party originators, we sell to securitization entities that finance their purchases of loans from us through the issuance of ABS. During the period that we accumulate loans for securitization, we fund these loans with equity and with short-term debt sourced through various whole loan-financing facilities available to us. Our Consolidated Statements of Cash Flows record the proceeds from any principal payments or sales in the same category as our original acquisition was recorded. The table below presents information regarding real estate loans pledged under our borrowing agreements and owned by securitization entities.
Real Estate Loans Pledged and Unpledged
(In thousands)

	September 30, 2006		December 31, 2005

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value

Unpledged	$155,599	$147,548	$60,259	$51,924
Pledged for Redwood debt	373,318	375,192	—	—
Owned by securitization entities, financed through the issuance of ABS	9,232,452	9,352,224	13,729,074	13,882,560

Carrying value	$9,761,369	$9,874,964	$13,789,333	$13,934,484

Real Estate Securities
The real estate securities shown on our Consolidated Balance Sheets include residential and commercial real estate securities acquired from securitizations sponsored by others and certain other securities.
Our real estate securities portfolio includes residential CES (BB, B, and unrated residential real estate securities), commercial first-loss CES (unrated commercial real estates securities), and various other securities, as reported on our Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The table below presents the carrying value on the types of securities that are included in our Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, and their current credit ratings.
Real Estate Securities — Underlying Collateral Characteristics
At September 30, 2006
(In millions)

		Rating

	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$513	$5	$2	$18	$105	$195	$71	$117
Residential prime real estate	1,378	20	201	265	294	339	131	128
Residential Alt-A real estate	283	81	39	8	16	86	20	33
Residential HELOCs	101	3	50	37	7	4	—	—
Residential sub-prime real estate	429	5	90	227	102	2	—	3
REIT corporate debt	9	—	—	—	1	8	—	—
Real estate CDOs	199	44	28	37	72	14	—	4

Total securities	$2,912	$158	$410	$592	$597	$648	$222	$285

At December 31, 2005
(In millions)

		Rating

	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial real estate	$380	$11	$2	$20	$129	$130	$30	$58
Residential prime real estate	1,185	29	197	195	232	281	113	138
Residential Alt-A real estate	117	—	46	1	—	50	3	17
Residential HELOCs	108	—	49	54	5	—	—	—
Residential sub-prime real estate	442	5	86	292	59	—	—	—
REIT corporate debt	32	—	—	—	24	8	—	—
Real estate CDOs	155	37	25	37	44	11	—	1

Total securities	$2,419	$82	$405	$599	$493	$480	$146	$214

The table below presents the face value, unamortized discount, the portion of the discount designated as credit protection, the unrealized gains and losses, and the carrying value of real estate securities reported on our Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Real Estate Securities — September 30, 2006
(In millions)

		Residential CES
	Total Real Estate	and Commercial
	Securities	First-Loss CES	Other Securities
	Available-for-Sale	Available-for-Sale	Available-for-Sale

Current face	$3,679,693	$1,533,697	$2,145,996
Unamortized premium — interest-only certificates	8,764	—	8,764
Unamortized discount, net	(222,256)	(111,412)	(110,844)
Discount designated as credit protection	(642,779)	(642,779)	—

Amortized cost	2,823,422	779,506	2,043,916
Gross unrealized gains	112,919	91,228	21,691
Gross unrealized losses	(23,976)	(11,612)	(12,364)

Carrying value	$2,912,365	$859,122	$2,053,243

Real Estate Securities — December 31, 2005
(In thousands)

		Residential CES
	Total Real Estate	and Commercial
	Securities	First-Loss CES	Other Securities
	Available-for-Sale	Available-for-Sale	Available-for-Sale

Current face	$3,021,363	$1,211,217	$1,810,146
Unamortized premium — interest-only certificates	14,866	—	14,866
Unamortized discount, net	(177,438)	(107,337)	(70,101)
Discount designated as credit protection	(496,416)	(496,416)	—

Amortized cost	2,362,375	607,464	$1,754,911
Gross unrealized gains	93,322	80,122	13,200
Gross unrealized losses	(36,780)	(17,250)	(19,530)

Carrying value	$2,418,917	$670,336	$1,748,581

At September 30, 2006, our residential CES provided credit-enhancement on $225 billion of residential real estate loans, and our commercial first-loss CES provided credit-enhancement on $36 billion of commercial real estate loans. At December 31, 2005, our residential CES provided credit-enhancement on $170 billion of residential real estate loans, and our commercial first-loss CES provided credit-enhancement on $26 billion of commercial real estate loans.
The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each security. The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and nine months ended September 30, 2006 and 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Changes In Unamortized Discount and Designated Credit Protection on Residential CES and Commercial First-Loss CES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Beginning balance of net unamortized discount	$90,925	$71,641	$107,337	$97,841
Amortization	(14,946)	(10,291)	(38,144)	(26,038)
Calls, sales, and other	(3,177)	(14,153)	(2,759)	(29,544)
Re-designation of credit protection to discount	33,277	19,242	50,481	41,432
Acquisitions	5,333	(18,137)	(5,503)	(35,389)

Ending balance of net unamortized discount	$111,412	$48,302	$111,412	$48,302

Beginning balance of designated credit protection	$617,712	$491,390	$496,416	$385,762
Realized credit losses	(2,476)	(1,505)	(5,958)	(4,736)
Calls, sales, and other	(35,883)	(33,420)	(40,922)	(44,799)
Re-designation of credit protection to discount	(33,277)	(19,242)	(50,481)	(41,432)
Acquisitions	96,703	84,169	243,724	226,597

Ending balance of designated credit protection	$642,779	$521,392	$642,779	$521,392

The net unamortized discount balance at September 30, 2006 of $111 million consists of $147 million of net unamortized discount on the residential CES and an effective premium of $36 million on the commercial first-loss CES. Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater then previously expected), the yield over the remaining life of the security may be adjusted upwards over time. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward or we may have an other-than-temporary impairment. For the three and nine months ended September 30, 2006, we recognized other-than-temporary impairments of $0.5 million and $6.0 million, respectively. For the three and nine months ended September 30, 2005, we recognized other-than-temporary impairments of $1.2 million and $3.3 million, respectively. These impairments are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table shows the gross unrealized losses, fair value, and length of time that any real estate securities have been in a continuous unrealized loss position as of September 30, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Real Estate Securities with Unrealized Losses as of September 30, 2006
(In thousands)

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Real estate securities	$548,959	$(13,112)	$341,343	$(10,864)	$890,302	$(23,976)
The following table provides detail of the activity in our real estate securities portfolio for the three and nine months ended September 30, 2006 and 2005.
Real Estate Securities Activity
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$2,661,250	$2,384,429	$2,418,917	$1,956,232
Acquisitions	321,397	264,823	818,219	757,870
Sales (other than to consolidated ABS trusts)	(65,192)	(98,775)	(241,624)	(141,442)
Principal repayments (including calls)	(59,987)	(60,236)	(161,790)	(153,971)
Discount amortization	17,400	10,857	42,719	26,870
Net unrealized gains (losses)	32,291	(34,338)	32,402	3,478
Net recognized gains and valuation adjustments	5,206	25,010	3,522	42,733

Balance at end of period	$2,912,365	$2,491,770	$2,912,365	$2,491,770

Of the $60 million and $162 million of principal pay downs in the three and nine months ended September 30, 2006, $6 million and $12 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities. Of the $60 million and $154 million of principal pay downs in the three and nine months ended September 30, 2005, $19 million and $46 million, respectively, represented calls of the securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following tables provide the activity for the components of the securities portfolios; residential CES, commercial CES, and other securities.
Residential Credit-Enhancement Securities Activity
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$715,360	$706,195	$612,649	$561,658
Acquisitions	78,887	57,481	220,926	213,139
Sales (other than to consolidated ABS trusts)	(47,585)	(98,775)	(67,552)	(126,068)
Principal repayments (including calls)	(32,338)	(18,403)	(77,909)	(62,735)
Discount amortization	16,616	11,193	42,181	27,695
Net unrealized gains (losses)	6,404	(18,848)	3,983	5,545
Net recognized gains and valuation adjustments	5,037	25,958	8,103	45,567

Balance at end of period	$742,381	$664,801	$742,381	$664,801

Commercial First-Loss Credit-Enhancement Securities Activity
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$75,889	$29,397	$57,687	$14,498
Acquisitions	36,858	17,182	51,894	30,052
Sales (other than to consolidated ABS trusts)	—	—	—	—
Principal repayments (including calls)	—	—	—	—
Premium amortization	(1,670)	(902)	(4,037)	(1,657)
Net unrealized gains (losses)	5,939	(2,137)	12,761	798
Net recognized losses and valuation adjustments	(275)	—	(1,564)	(151)

Balance at end of period	$116,741	$43,540	$116,741	$43,540

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Other Securities Activity
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$1,870,001	$1,648,837	$1,748,581	$1,380,077
Acquisitions	205,652	190,160	545,399	514,679
Sales (other than to consolidated ABS trusts)	(17,607)	—	(174,072)	(15,374)
Principal repayments (including calls)	(27,649)	(41,833)	(83,881)	(91,236)
Discount amortization	2,454	566	4,575	832
Net unrealized gains (losses)	19,948	(13,353)	15,658	(2,866)
Net recognized gains (losses) and valuation adjustments	444	(948)	(3,017)	(2,683)

Balance at end of period	$2,053,243	$1,783,429	$2,053,243	$1,783,429

We generally fund the first-loss and second-loss interests of residential securities and first-loss commercial securities with equity capital. We sell the other interests we acquire to securitization entities (generally, Acacia) that re-securitize these assets by issuing ABS. Prior to sale to these securitization entities, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us. The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of September 30, 2006 and December 31, 2005.
Real Estate Securities Pledged and Unpledged
(In thousands)

	September 30, 2006	December 31, 2005

Unpledged	$413,107	$371,225
Pledged for Redwood debt	150,584	164,426
Owned by securitization entities, financed through issuance of ABS	2,348,674	1,883,266

Carrying value	$2,912,365	$2,418,917

Net Recognized Gains (Losses) and Valuation Adjustments
Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains (losses) and valuation adjustments reported in income for the three and nine months ended September 30, 2006 and 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Net Recognized Gains and Valuation Adjustments
(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Realized gains on calls:
Real estate securities	$723	$2,914	$1,470	$14,883
Realized gains (losses) on sales:
Real estate loans	—	(201)	(14)	808
Real estate securities	4,967	23,254	8,067	31,108
Valuation adjustments — impairments:
Real estate securities	(484)	(1,158)	(6,015)	(3,259)
Gains (losses) on interest rate agreements	(8,475)	107	982	(567)
Purchase commitments	3,702	—	66	—

Net recognized gains and valuation adjustments	$433	$24,916	$4,556	$42,973

During the course of preparing the financial statements for the period ended June 30, 2006, we discovered two errors and under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. The accrual rate for interest income on certain securities and interest expense on certain ABS issued had been incorrectly applied and not correctly adjusted. The impact of this error was that on a cumulative basis we had overstated interest income by $1.3 million and understated interest expense by $0.2 million. Additionally, due diligence expenses for certain securities purchased had been incorrectly capitalized and amortized. The impact of this error was that on a cumulative basis we had understated operating expenses by $0.6 million and overstated mortgages securities on the Consolidated Balance Sheets.
After carefully assessing the effect of these errors on previously reported earnings and the effect of recording a total cumulative correcting adjustment of $2.1 million in the second quarter of 2006, we determined that the errors were not material to the financial statements for the six months ended June 30, 2006 and the year ended December 31, 2006. Accordingly, cumulative correcting adjustments for these errors were recorded in the second quarter of 2006.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table summarizes the activity in reserves for credit losses for our consolidated real estate loans for the three and nine months ended September 30, 2006 and 2005.
Real Estate Loans
(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$19,450	$22,959	$22,656	$23,896
Provision for (reversal of) credit reserve	465	(805)	(1,865)	(1,307)
Charge-offs	(589)	(125)	(1,465)	(560)

Balance at end of period	$19,326	$22,029	$19,326	$22,029

Delinquencies in our consolidated residential real estate loans were $61 million and $37 million as of September 30, 2006 and December 31, 2005, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loans, delinquencies stood at 0.63% and 0.27% of our current loan balances as of September 30, 2006 and December 31, 2005, respectively. We had no delinquent commercial real estate loans as of September 30, 2006 and December 31, 2005.
Reserve for Deferred Interest
For first and second loss securities owned, backed by negatively amortizing loans, we intend to recognize interest income when we receive the cash — either currently, or at a later date, according to the terms of the loan.
To the extent we own any first- or second-loss securities with underlying loans that do not make the fully indexed payment, we do not recognize any unpaid interest as income. That is, we only recognize the actual interest paid by establishing a reserve for the amounts the loans negatively amortize. These reserves are netted against our accrued interest receivable. During the three and nine months ended September 30, 2006, we increased our reserve for deferred interest by $1.1 million and $2.9 million, respectively, against interest income on these securities. During both the three and nine months ended September 30, 2005, we increased our reserve for deferred interest by $0.3 million. At September 30, 2006, the outstanding reserve for deferred interest was $3.7 million.
One commercial loan that we own, in accordance with the contractual arrangements, began deferring interest payments in 2006, though we may receive these amounts at a later date. Consistent with our accounting practice on negatively amortizing loans, we did not recognize the $0.1 million and $0.5 million of interest accrued and not paid on this loan, during the three and nine months ended September 30, 2006, respectively.

NOTE 5.	INTEREST RATE AGREEMENTS AND PURCHASE COMMITMENTS
We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including reducing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchase commitments.
We may designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(cash flow hedge), or (3) held for trading (trading instrument). We currently have elected cash flow hedging treatment for certain interest rate agreements and treat other interest rate agreements as trading instruments.
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
We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of September 30, 2006 and December 31, 2005, the net fair value of interest rate agreements was $23.6 million and $30.7 million, respectively, and are summarized in the table below. See Note 10 for the impact of these fair value changes on Accumulated Other Comprehensive Income.
Interest Rate Agreements
(In thousands)

	September 30, 2006			December 31, 2005

	Fair	Notional	Credit	Fair	Notional	Credit
	Value	Amount	Exposure	Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,535	$91,400	$—	$1,913	$116,400	$—
Interest rate caps sold	(175)	(25,000)	—	(239)	(65,000)	—
Interest rate corridors purchased	—	876,815	—	—	1,059,851	—
Interest rate swaps	320	131,234	—	148	80,400	—
Purchase commitments	200	93,250	—	—	—	—
Cash Flow Hedges
Interest rate swaps	21,732	3,475,569	4,029	28,891	5,399,653	(2,672)

Total Interest Rate Agreements	$23,612	$4,643,268	$4,029	$30,713	$6,591,304	$(2,672)

We have elected cash flow hedging treatment for many of our existing interest rate agreements. For these interest rate agreements, the ineffective portion of the hedging derivative is recognized immediately in earnings. We anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. We use the dollar-offset method to determine the amount of ineffectiveness. For the three and nine months ended September 30, 2006, the amount of ineffectiveness was $0.3 million and $0.5 million of income, respectively. For both the three and nine months ended September 30, 2005, the amount of ineffectiveness was $0.1 million of expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
During the course of preparing the financial statements for the period ended September 30, 2006 we discovered an error in the valuation of certain interest rate agreements for the purpose of measuring the amount of hedge ineffectiveness under FAS 133. Under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. The impact of this error was that on a cumulative basis we had understated interest expense (negative ineffectiveness) by $1.0 million and overstated other comprehensive income by $1.0 million.
After carefully assessing the effect of this error on previously reported earnings and the effect of recording a total cumulative correcting adjustment in the third quarter of 2006, we determined that the errors were not material to the financial statements for the nine-months ended September 30, 2006 and the year ended December 31, 2006. Accordingly, a cumulative correcting adjustment for this error was recorded in the third quarter of 2006.
Should we choose to terminate a cash flow hedge, the value of that hedge is reclassified from accumulated other comprehensive income into earnings over time. The timing of the reclassification depends on the status of the hedged or forecasted transaction. If the hedged transaction no longer exists, or the forecasted transaction is no longer expected to occur, then the reclassification occurs immediately. If the hedged transaction still exists, or the forecasted transaction is still expected to occur, then the reclassification occurs over the original period of such transaction. We have terminated cash flow hedges where the hedged transaction still existed or is still expected to occur. For the three and nine months ended September 30, 2006, the amount reclassified from other comprehensive income to interest expense totaled negative $0.1 million and positive $0.4 million, respectively. For the three and nine months ended September 30, 2005, the amount reclassified from other comprehensive income to interest expense totaled negative $0.1 million and negative $0.3 million, respectively.
Also included in our interest expense in our Consolidated Statements of Income is the net cash receipts (payments) on interest rate agreements designated as cash flow hedges. For the three and nine months ended September 30, 2006, the net cash receipts credited to interest expense totaled $3.0 million and $9.1 million, respectively. For the three and nine months ended September 30, 2005, the net cash receipts credited to interest expense totaled $0.8 million and $3.4 million, respectively.
We do not elect hedge accounting treatment for some of our interest rate agreements and these are accounted for as “trading” instruments. Thus, changes in the market value of these interest rate agreements and associated income and expenses are reported through our earnings and appear in net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income.
We also enter into commitments to purchase loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), where applicable and are accounted for as trading instruments. During the three months ended September 30, 2006 we entered into commitments to purchase $93 million of residential hybrid loans that will settle in the fourth quarter of 2006.
For the three months ended September 30, 2006, the amount of market value changes associated with interest rate agreements accounted for as trading instruments totaled negative $8.5 million and the fair value change on loan purchase commitments was positive $3.7 million. For the nine months ended September 30, 2006, the amount of market value changes associated with interest rate agreements accounted for as trading instruments was positive $1.0 million and the fair value change related to loan purchase commitments was positive $0.1 million. For the three and nine months ended September 30, 2005, the amount of market value changes associated with interest rate agreements accounted for as trading instruments totaled positive $0.1 million and negative $0.6 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table depicts the amounts included in interest expense and net recognized gains (losses) and valuation adjustments activity for the three and nine months ended September 30, 2006 and 2005 for our interest rate agreements.
Interest Rate Agreements and Purchase Commitments
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net Amounts Credited to (Included in) Interest Expense for Cash Flow Hedges
Realized net gains (losses) due to net ineffective portion of hedges	$322	$(49)	$455	$(93)
Realized net gains (losses) reclassified from other comprehensive income	(47)	(109)	425	(307)
Net cash payment on interest rate swaps	3,042	782	9,096	3,369

Total	$3,317	$624	$9,976	$2,969

Net Recognized Gains (Losses) and Valuation Adjustments
Realized net gains (losses) on interest rate agreements accounted for as trading instruments	$(8,475)	$107	$982	$(567)
Realized net gains (losses) on purchase commitments	3,702	—	66	—

Total	$(4,773)	$107	$1,048	$(567)

NOTE 6.	SHORT-TERM DEBT
At September 30, 2006 the balance of outstanding Redwood debt was $510 million and at December 31, 2005 the outstanding balance was $170 million. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood debt by collateral type as of September 30, 2006 and December 31, 2005.
Redwood Debt
(In thousands)

	September 30, 2006			December 31, 2005

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity

Residential real estate loan collateral	$357,893	5.67%	92	$—	—	—
Residential loan CES collateral	62,112	6.47%	182	38,707	4.99%	73
Real estate securities collateral	89,989	6.00%	182	131,000	5.07%	73

Total Redwood debt	$509,994	5.82%	119	$169,707	5.05%	73

For the three and nine months ended September 30, 2006, the average balance of Redwood debt was $0.6 billion and $0.3 billion, and the weighted-average interest cost was 5.82% and 6.08%, respectively. For both the three and nine months ended September 30, 2005, the average balance of Redwood debt

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
was $0.3 billion and the weighted-average interest cost was 5.09% and 4.18%, respectively. At September 30, 2006 and December 31, 2005, accrued interest payable on Redwood debt was $0.5 million and $1.0 million, respectively.
As of September 30, 2006 and December 31, 2005, Redwood debt had the following remaining maturities.
Redwood Debt
(In thousands)

	September 30,	December 31,
	2006	2005

Within 30 days	$—	$—
31 to 90 days	—	169,707
Over 90 days	509,994	—

Total Redwood debt	$509,994	$169,707

In 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $490 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support. This facility has a three-year term. As of September 30, 2006 there was no commercial paper outstanding.
We have facilities available with several banks and major investment banking firms for financing real estate loans and securities and an unsecured line of credit with a bank. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in market values from time to time under these agreements. Many of these facilities for securities have no expiration date. The table below summarizes our available facilities as of September 30, 2006 and December 31, 2005 by collateral type.
Redwood Debt
(In thousands)

	September 30, 2006

	Number of
	Facilities	Outstanding	Limit	Maturity

Facilities by collateral:
Real estate loans	4	$357,893	$1,800,000	10/06-8/07
Real estate securities (warehouse)	1	152,101	400,000	3/07
Real estate securities (repo)	4	—	1,700,000	n/a
Unsecured line of credit	1	—	10,000	10/06
Madrona commercial paper facility	1	—	490,000	7/09

Total facilities	11	$509,994	$4,400,000

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

	Number of
	Facilities	Outstanding	Limit	Maturity

Facilities by collateral:
Real estate loans	4	$—	$1,800,000	1/06-9/06
Real estate securities (warehouse)	1	169,707	300,000	3/06
Unsecured line of credit	1	—	10,000	8/06
Madrona commercial paper facility	1	—	300,000	4/08

Total facilities	7	$169,707	$2,410,000

Borrowings under these facilities generally bear interest based on a specified margin over the one-month London Inter-Bank Offered Rate (LIBOR). interest rate. We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. It is our intent to renew facilities and pursue additional facilities and other types of financing as needed.

NOTE 7.	ASSET-BACKED SECURITIES ISSUED
Securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the ABS is indexed to one-, three-, or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS interest only (IOs) issued have a fixed spread, while others earn a coupon based on the spread between collateral owned and the ABS issued by the securitized entity. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
The components of ABS issued by consolidated securitization entities as of September 30, 2006 and December 31, 2005, along with other selected information, are summarized in the table below.
Asset-Backed Securities Issued
(In thousands)

	September 30, 2006	December 31, 2005

Sequoia ABS issued — certificates with principal value	$8,884,726	$13,246,343
Sequoia ABS issued — interest-only certificates	90,114	142,788
Acacia ABS issued	2,575,833	2,165,840
Commercial ABS issued	—	4,250
Madrona ABS issued	5,400	5,400
Unamortized premium (discount) on ABS	(1,814)	20,656

Total consolidated ABS issued	$11,554,259	$15,585,277

Range of weighted average interest rates, by series — Sequoia	4.67% to 6.16%	4.23% to 5.65%
Stated Sequoia maturities	2008-2046	2007-2035
Number of Sequoia series	42	42
Range of weighted average interest rates, by series — Acacia	5.90%-6.31%	4.32%-5.40%
Stated Acacia maturities	2038-2046	2023-2046
Number of Acacia series	9	8
Weighted average interest rates — Commercial	—	12.00%
Stated commercial maturities	—	2009
Number of commercial series	—	1
The following table summarizes the accrued interest payable on ABS issued as of September 30, 2006 and December 31, 2005.
Accrued Interest Payable on Asset-Backed Securities Issued
(In thousands)

	September 30, 2006	December 31, 2005

Sequoia	$23,152	$26,225
Acacia	27,651	13,778
Commercial	—	44

Total accrued interest payable on ABS issued	$50,803	$40,047

The ABS issued by securitization entities sponsored by us are collateralized by real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. Residential real estate loan collateral consists primarily of conventional, 25- or 30-year, adjustable-rate and hybrid residential real estate loans secured by first liens on one- to four-family residential properties. HELOC collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by real estate securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities appear on our Consolidated Balance Sheets. The ABS issued by Madrona Residential Funding LLC (Madrona ABS) represents a form of additional credit support potentially available to the purchasers of the commercial paper.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Sequoia entities issued $0.7 billion of Sequoia ABS during the three and nine months ended September 30, 2006 to fund Sequoia’s acquisitions of residential real estate loans from us. During the three and nine months ended September 30, 2005, Sequoia entities issued $0.3 billion and $1.5 billion, respectively, of Sequoia ABS.
During the three and nine months ended September 30, 2006, Acacia entities issued $500 million and $800 million of Acacia ABS, respectively. During the three and nine months ended September 30, 2005, Acacia entities issued $300 million and $600 million of Acacia ABS, respectively.
No commercial ABS issuances occurred during the three and nine months ended September 30, 2006 and during the three months ended September 30, 2005. During the nine months ended September 30, 2005, we issued $4.3 million of commercial ABS. No commercial ABS were paid off during the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, we paid off commercial ABS in full of $4.3 million and $9.5 million, respectively.
The carrying value components of the collateral for ABS issued and outstanding as of September 30, 2006 and December 31, 2005 are summarized in the table below:
Collateral for Asset-Backed Securities Issued
(In thousands)

	September 30, 2006	December 31, 2005

Real estate loans	$9,352,224	$13,882,560
Real estate securities	2,348,674	1,883,266
Real estate owned (REO)	5,997	2,589
Restricted cash owned by consolidated securitization entities	139,441	70,276
Accrued interest receivable	62,107	71,850

Total collateral for ABS issued	$11,908,443	$15,910,541

NOTE 8.	TAXES
For tax purposes, a REIT can deduct dividends paid from REIT taxable income, and thus effectively reduce or eliminate corporate-level income taxes on REIT income. A REIT can retain up to 10% of its REIT taxable income, maintain its REIT status, and be taxable at corporate rates on retained income. As of September 30, 2006, we had met all of the dividend distribution requirements of a REIT.
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
Our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, were less than 85% of our estimated 2005 REIT taxable income. This resulted in a 4% excise tax provision on the shortfall. We anticipate following a similar pattern in 2006. For the three and nine months ended September 30, 2006, we provided for excise tax of $0.3 million and $0.9 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. For the three and nine months ended September 30, 2005, we provided for excise tax of $0.3 million and $0.9 million, respectively. As of September 30, 2006 and December 31, 2005, accrued excise tax payable was $0.9 million and $1.2 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
We currently plan to retain approximately 10% of our 2006 REIT ordinary taxable income (as we have in the previous three years) and will be subject to corporate level income taxes on any retained income for the 2006 calendar tax year. We plan to distribute any net capital gains (gains generated from calls and sales offset by losses on IOs as a result of calls) that we generate to allow our stockholders to potentially take advantage of a lower tax rate on those distributions.
The following table summarizes the tax provisions for the three and nine months ended September 30, 2006 and 2005.
Provision for Income Tax
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Current Tax Provision:
Federal	$3,129	$3,537	$7,529	$7,047
State	478	2,014	1,822	3,484

Total current tax provision	$3,607	$5,551	$9,351	$10,531

Deferred Tax Provision:
Taxable REIT subsidiaries	(69)	(858)	212	2,893

Total provision for income tax	$3,538	$4,693	$9,563	$13,424

The Federal and State tax provision for corporate income tax is estimated based on the amount of REIT ordinary income that we permanently retained, or plan to retain and estimated taxable income at our taxable REIT subsidiaries. Taxable REIT subsidiaries’ deferred tax provisions are attributable to temporary differences between GAAP and tax accounting treatments on securitization gains and the utilization of prior period deferred tax assets.
As of September 30, 2006 and December 31, 2005, our taxable REIT subsidiaries had net deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss carry forwards. Although realization is not assured, we believe it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if revised estimates of future taxable income during the carry forward periods are lower than expectations.
Deferred Tax Assets (Liabilities)
(In thousands)

	September 30, 2006	December 31, 2005

Net operating loss carry forward — State	$611	$725
Real estate assets	2,448	1,970
Gains from Sequoia securitizations	1,620	2,536
Interest rate agreements	996	224
Other	188	229

Total net deferred tax assets	5,863	5,684
Valuation allowance	(314)	(300)

Total benefited deferred tax assets through tax provision	5,549	5,384
Tax effect of unrealized losses	(2,344)	—

Total benefited deferred tax assets	$3,205	$5,384

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
In accordance with FAS 109, “Accounting for Income Taxes,” deferred tax assets (liabilities) are recognized for GAAP items relating to unrealized gains (losses) recognized through other comprehensive income. Deferred tax assets (liabilities) are recognized for these items in order to take into account potential tax effects if these unrecognized gains (losses) are realized in the future through the Consolidated Statements of Income. Any deferred tax assets (liabilities) recognized for these items are booked through equity as opposed to the provision for income taxes in the Consolidated Statements of Income.
Holdings’ state NOLs were $8.7 million and $10.1 million at September 30, 2006 and December 31, 2005, respectively. These state NOLs will expire by 2012, unless utilized. At September 30, 2006 and December 31, 2005, the valuation allowance relates exclusively to Holdings’ state NOLs which may expire before being utilized.
The statutory combined Federal and state corporate tax rate is 42%. This rate is applied to the amount of estimated REIT taxable income retained and to taxable income earned at the taxable subsidiaries. Thus, as a REIT, our effective tax rate is significantly less than the statutory combined rate as we are allowed to deduct dividend distributions. In addition, there are some permanent and temporary differences (including accounting for securitizations, stock options and other equity compensation, and other employee compensation expenses) between GAAP income and taxable income that result in changes in our effective rate from the statutory rates.

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
The following table presents the carrying values and estimated fair values of our financial instruments as of September 30, 2006 and December 31, 2005.
Fair Value of Financial Instruments
(In thousands)

	September 30, 2006		December 31, 2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Real estate loans held-for-investment	$9,874,964	$9,802,467	$13,934,484	$13,855,709
Real estate securities available-for-sale	$2,912,365	$2,912,365	$2,418,917	$2,418,917
Interest rate agreements	$29,492	$29,492	$31,220	$31,220
Commitments to purchase	$200	$200	$—	$—
Cash and cash equivalents	$112,926	$112,926	$175,885	$175,885
Restricted cash	$139,441	$139,441	$72,421	$72,421
Accrued interest receivable	$67,304	$67,304	$76,469	$76,469

Liabilities
Redwood debt	$509,994	$509,994	$169,707	$169,707
ABS issued	$11,554,259	$11,508,429	$15,585,277	$15,519,383
Interest rate agreements	$6,080	$6,080	$507	$507
Accrued interest payable	$51,304	$51,304	$41,027	$41,027

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans

•	Residential loan and HELOC fair values are determined by available market quotes and discounted cash flow analyses and are confirmed by third party/dealer pricing indications.

•	Commercial loan fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•	Real estate securities

•	Real estate securities fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

•	Interest rate agreements

•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.

•	Restricted cash

•	Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.

•	Accrued interest receivable and payable

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

•	Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.

•	ABS issued

•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•	Commitments to purchase

•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

NOTE 10.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income on our Consolidated Balance Sheets. These adjustments affect our book value but not our net income. As of September 30, 2006 and December 31, 2005, we reported net accumulated other comprehensive income of $94.8 million and $73.7 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
This account include the fair value of our earning assets and changes during a period include the impact of calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities agreements.
Also included in accumulated other comprehensive income at September 30, 2006, was a net gain balance of $0.1 million related to terminated cash flow hedges to be reclassified into earnings over the original period of the transaction. This net gain consisted of $4.1 million of hedges terminated at a gain and $4.0 million of hedges terminated at a loss. Of this net amount, $0.2 million will be recognized as interest expense on our Consolidated Statements of Income over the next twelve months. At September 30, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions is ten years, and all forecasted transactions are expected to occur within the next year.
The following table provides a summary of the components of accumulated other comprehensive income as of September 30, 2006 and December 31, 2005.
(In thousands)

	September 30, 2006	December 31, 2005

Net unrealized gains on real estate securities	$87,190	$56,542
Net unrealized gains on interest rate agreements accounted for as cash flow hedges	7,590	17,189

Total accumulated other comprehensive income	$94,780	$73,731

Stock Option Plan
In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan, or IP) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The IP authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the IP. The IP has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. In addition, this latest amendment incorporated the addition of performance units as a type of award under the Plan, which may be awarded to officers, directors, and employees of Redwood or any of its subsidiaries, and other persons expected to provide significant services to Redwood or any of its subsidiaries. Performance units are intended to be used for annual cash bonus payments granted to Executive Committee members who are named executive officers (the Chief Executive Officer and other four most highly compensated officers) in an amount not to exceed $5 million per grantee per year, so as to qualify as performance-based compensation under the Code. As of September 30, 2006 and December 31, 2005, 849,407 and 315,866 shares of common stock, respectively, were available for grant.
ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both September 30, 2006 and December 31, 2005, 551,697 ISOs had been granted. The exercise price for ISOs granted under the IP may not be less than the fair market value of shares of common stock at the time the ISO is granted.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
DERs
Redwood has granted stock options that pay cash DERs. Cash DERs per applicable option are cash payments made that are equal to the per share dividends paid on common stock to our shareholders. As of September 30, 2006 and December 31, 2005, there were 1,366,462 and 1,491,403 unexercised options with cash DERs, respectively. With the adoption of FAS 123R on January 1, 2006, the grant date fair value of all remaining unvested stock options (which includes the value of any future DERs, if any) is expensed on the Consolidated Statements of Income over the remaining vesting period of each option. As of September 30, 2006, there was $2.0 million of unrecognized compensation cost related to nonvested stock options. These costs will be expensed over a weighted-average period of 1.0 years.
Redwood had granted stock options that accrue stock DERs, but no longer grants those awards. Stock DERs represented shares of stock that were issuable when the holders exercised the underlying stock options, the amount of which was based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. In November 2005, all options with stock DERs were converted to options with cash DERs to comply with Internal Revenue Code Section 409A deferred compensation rules.
Redwood has also granted stock options with no DERs or where the DERs do not extend beyond the vesting period. As of September 30, 2006 and December 31, 2005, there were 135,288 and 57,009 of unexercised options with no right to DERs, respectively.
For the three and nine months ended September 30, 2006 expenses related to stock option compensation were $0.5 million and $1.5 million. For the three and nine months ended September 30, 2005, expenses related to stock option compensation were and $2.0 million and $6.2 million.
A summary of the stock option activity during the three and nine months ended September 30, 2006 and 2005 is presented below. Note 2 provides a discussion on the assumptions used to value stock options at grant date.
Stock Option Activity

	Three Months Ended September 30,

	2006		2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Outstanding
Outstanding options at beginning of period	1,507,226	$33.19	1,602,040	$31.71
Options granted	—	—	—	—
Options exercised	(5,375)	$32.25	(3,525)	$36.86
Options forfeited	(101)	$33.13	(494)	$31.84
Stock dividend equivalent rights earned	—	—	5,103	—

Outstanding options at end of period	1,501,750	$33.20	1,603,124	$31.59

Options exercisable at period-end	1,317,160	$30.65	1,197,548	$27.40
Weighted average fair value of options granted during the period	$—		$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,

	2006		2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Activity
Outstanding options at beginning of period	1,548,412	$32.60	1,624,465	$31.77
Options granted	33,871	$41.09	3,601	$51.70
Options exercised	(79,016)	$24.68	(26,070)	$21.33
Options forfeited	(1,517)	$40.63	(13,853)	$43.22
Stock dividend equivalent rights earned	—	—	14,981	—

Outstanding options at end of period	1,501,750	$33.20	1,603,124	$31.59

Options exercisable at period-end	1,317,160	$30.65	1,197,548	$27.40
Weighted average fair value of options granted during the period	$3.41		$10.84
The following table summarizes information about stock options outstanding at September 30, 2006.
Stock Option Exercise Prices as of September 30, 2006

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price

$10 to $20	351,783	2.93	$12.75	351,783	$12.75
$20 to $30	385,881	3.93	$24.15	359,337	$23.93
$30 to $40	264,000	0.65	$37.49	264,000	$37.49
$40 to $50	130,743	2.55	$44.38	130,593	$44.38
$50 to $60	368,542	7.39	$55.08	210,646	$54.82
$60 to $63	801	5.87	$62.54	801	$62.54

$10 to $63	1,501,750	3.85	$33.20	1,317,160	$30.65

Restricted Stock
As of September 30, 2006 and December 31, 2005, 17,750 and 21,038 shares, respectively, of restricted stock were outstanding. Restrictions on this shares lapse through July 1, 2010. Restricted stock activity for the three and nine months ended September 30, 2006 and 2005 is presented in the table below. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. As of September 30, 2006, there was $0.4 million of unrecognized compensation cost related to nonvested restricted stock. This cost will be recognized over a weighted average period of 1.2 years. For the three and nine months ended September 30, 2006 and 2005, the expenses related to restricted stock were negligible.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Restricted Stock Outstanding

	Three Months Ended September 30,

	2006		2005

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Restricted stock outstanding at the beginning of period	18,186	$45.57	3,616	$56.75
Restricted stock granted	—	—	—	—
Stock for which restrictions lapsed	—	—	—	—
Restricted stock forfeited	(436)	46.13	(317)	52.23

Restricted stock outstanding at end of period	17,750	$45.55	3,299	$56.80

Restricted Stock Outstanding

	Nine Months Ended September 30,

	2006		2005

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Restricted stock outstanding at the beginning of period	21,038	$45.96	5,912	$45.47
Restricted stock granted	247	40.49	—	—
Stock for which restrictions lapsed	(972)	53.74	(1,750)	18.62
Restricted stock forfeited	(2,563)	45.32	(863)	56.63

Restricted stock outstanding at end of period	17,750	$45.55	3,299	$56.80

Deferred Stock Units
The IP allows for the granting of Deferred Stock Units (DSUs) through the 2002 Redwood Trust, Inc., Executive Deferred Compensation Plan (EDCP). These are discussed below.
Executive Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 EDCP. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three and nine months ended September 30, 2006, deferrals of $0.5 million and $2.4 million, respectively, were made under the EDCP. For the three and nine months ended September 30, 2005, deferrals of $0.1 million and $0.8 million, respectively, were made under the EDCP. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
references to publicly traded mutual funds or the AFR. The following table provides detail on changes in participants’ accounts in the EDCP for the three and nine months ended September 30, 2006 and 2005.
EDCP Activity
(In thousands)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Cash accounts transfer in of participants’ payroll deductions from the EDCP	$494	$83	$2,418	$786
Accrued interest earned in EDCP	269	265	773	959
Participant withdrawals	—	—	(2,120)	(225)

Net change in participants’ equity	$763	$348	$1,071	$1,520

Balance at beginning of period	$7,313	$6,100	$7,005	$4,928
Balance at end of period	$8,076	$6,448	$8,076	$6,448
The following table provides detail on the financial position of the EDCP at September 30, 2006 and December 31, 2005.
Net Assets Available for EDCP Participant Benefits
(In thousands)

	September 30, 2006	December 31, 2005

Cash Accounts
Participants’ deferrals	$5,277	$4,064
Accrued interest credited	2,799	2,941

Net assets available for participants’ benefit	$8,076	$7,005

Deferred Stock Units
DSUs are granted or purchased by participants in the EDCP. Some of the DSU awarded may have a vesting period associated with them. As of September 30, 2006 and December 31, 2005, 493,396 and 418,126 of DSUs were outstanding, respectively. As of September 30, 2006 and December 31, 2005, the number of these DSUs in the EDCP that had vested was 135,628 and 44,981, respectively. Restrictions on the remaining shares of outstanding DSUs lapse through July 1, 2010. For the three and nine months ended September 30, 2006, expenses related to DSUs were $2.0 million and $6.5 million. For the three and nine months ended September 30, 2005, expenses related to DSUs were $0.3 million and $1.1 million. As of September 30, 2006, there was $9.0 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of 1.0 years. The tables below provide summaries of the balance and activities of the DSUs in the EDCP.
Deferred Stock Units
(In thousands)

	September 30, 2006	December 31, 2005

Value of DSUs at grant	$22,816	$19,199
Participant forfeitures	(110)	(110)
Participant distributions	(347)	—
Change in value at period end since date of grant	2,493	(1,837)

Value of DSUs at end of period	$24,852	$17,252

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Deferred Stock Units Activity
(In thousands, except unit amounts)

	Three Months Ended September 30,

	2006			2005

			Weighted			Weighted
			Average			Average
		Fair	Grant Date		Fair	Grant Date
	Units	Value	Fair Value	Units	Value	Fair Value

Balance at beginning of period	492,371	$24,042	$45.31	124,836	$6,442	$51.37
Transfer in of DSUs (value of grants)	1,025	50	48.46	7,000	357	50.96
Distribution of DSUs	—	—	—	—	—	—
Change in valuation during period	—	760	—	—	(220)	—
Participant forfeitures	—	—	—	—	—	—

Net change during period	1,025	810	—	7,000	137	—

Balance at end of period	493,396	$24,852	$45.32	131,836	$6,579	$51.35

Deferred Stock Units Activity
(In thousands, except unit amounts)

	Nine Months Ended September 30,

	2006			2005

			Weighted			Weighted
			Average			Average
		Fair	Grant Date		Fair	Grant Date
	Units	Value	Fair Value	Units	Value	Fair Value

Balance at beginning of period	418,126	$17,252	$45.65	92,161	$5,722	$50.52
Transfer in of DSUs (value of grants)	86,741	3,617	41.70	41,564	2,224	53.51
Distribution of DSUs	(11,471)	(347)	30.27	—	—	—
Change in valuation during period	—	4,330	—	—	(1,257)	—
Participant forfeitures	—	—	—	(1,889)	(110)	58.23

Net change during period	75,270	7,600	—	39,675	857	—

Balance at end of period	493,396	$24,852	$45.32	131,836	$6,579	$51.35

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
The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of September 30, 2006, 31,967 shares have been purchased. As of September 30, 2006 and December 31, 2005,

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
there remained a negligible amount of uninvested employee contributions in the ESPP. The table below presents the activity in the ESPP for the three and nine months ended September 30, 2006 and 2005.
Employee Stock Purchase Plan Activity
(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Transfer in of participants’ payroll deductions from the ESPP	$99	$68	$283	$179
Cost of common stock issued to participants under ESPP	(102)	(64)	(294)	(172)

Net change in participants’ equity	$(3)	$4	$(11)	$7

Balance at beginning of period	$5	$6	$13	$3
Balance at end of period	$2	$10	$2	$10
Direct Stock Purchase and Dividend Reinvestment Plan
For the three and nine months ended September 30, 2006, we issued 377,632 and 862,733 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan (DSPP) for net proceeds of $18.1 million and $38.6 million, respectively. For the three and nine months ended September 30, 2005 112,694 and 582,250 shares were issued through our DSPP for total proceeds of $5.7 million and $31.3 million, respectively. For the three and nine months ended September 30, 2006 and 2005, we did not undertake any equity offerings.
Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of September 30, 2006 and December 31, 2005, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.
NOTE 11. COMMITMENTS AND CONTINGENCIES
As of September 30, 2006, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $17.2 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we are subleasing this office space from another tenant through December 31, 2007. The total lease payments to be made under the lease expiring in 2013 and the sublease, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the lease term. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at September 30, 2006 was $1.8 million. We will incur additional leasehold improvements as we prepare the additional office space.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Future Lease Commitments by Year
(In thousands)

September 30, 2006

2006 (last three months)	$371
2007	1,350
2008	1,636
2009	1,680
2010	1,709
2011 and thereafter	10,405

Total	$17,151

As of September 30, 2006, there were no pending legal proceedings to which we were a party or to which any of our properties were subject.
The table below shows our commitments to purchase loans and securities as of September 30, 2006. The loan purchase commitments represent derivative instruments with an estimated value of $0.2 million at September 30, 2006 under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This is included in net recognized gains and valuation adjustments on our Statements of Income. See Note 9 for the fair value of those commitments.
Commitments to Purchase
(In thousands)

September 30, 2006

Real estate loans	$93,250
Real estate securities	—

Total	$93,250

In November 2005, we entered into an agreement to purchase certain certificates in a commercial mortgage loan securitization to be issued by a securitization entity to be formed at a later date. We anticipate that this will require us to purchase up to 50% of any BB+ and lower grade certificates issued by this entity, on between $150 million to $200 million of loan collateral, pursuant to the underwriting criteria set forth in the agreement. As of September 30, 2006, there were approximately $150 million of commercial mortgage loans originated, but not yet securitized under this agreement. Additionally, we may be required to purchase at least 50% of a third party’s junior participation interest in this securitization, under certain circumstances (primarily where underlying loan collateral is required to be repurchased due to poor loan performance). As of September 30, 2006, we have not been required to purchase any junior participation interest; all loans funded to date are performing as expected. At September 30, 2006, we estimate the value of this commitment to be negligible.
NOTE 12. RECENT DEVELOPMENTS
In October 2006, we purchased or committed to purchase $62 million residential real estate loans, and $102 million real estate securities.
In October 2006, we exercised our option to call Acacia CDO 3, and commited to sell $124 million real estate securities. The estimated GAAP gains on these sales was $5 million.
In October 2006, we called Sequoia 7 and 8. The principal balance of the residential whole loans at the time of call was $235 million.

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
SUMMARY AND OUTLOOK
Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), invests in and manages real estate assets. We invest in residential and commercial real estate loans and in asset-backed securities backed by real estate loans. Our primary focus is credit-enhancing residential and commercial real estate loans. We credit-enhance loans by acquiring and managing the first-loss and other credit-sensitive securities that bear the bulk of the credit risk of securitized loans.
We seek to invest in assets that have the potential to generate high long-term cash flow returns to help support our goal of distributing an attractive level of dividends per share to shareholders over time. For tax purposes, we are structured as a real estate investment trust (REIT).
Net Income
Net income for the third quarter was $32 million ($1.22 per share) — a decline from the $56 million ($2.21 per share) we earned in the third quarter of 2005 but an increase from the $31 million ($1.20 per share) we earned in the second quarter of 2006. For the first nine months of 2006, our net income was $92 million ($3.51 per share), a decline from the $157 million ($6.26 per share) we earned in the first nine months of 2005.
The largest factor in the decline in net income has been a significant drop in income from gains generated on the sale or calls of assets. For the comparable nine month periods, income from this source dropped by $38 million. In addition, for these nine month periods, net interest income dropped by $25 million, operating expenses rose by $6 million, and tax provisions declined by $4 million.

Table 1 Net Income
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Total interest income	$223,649	$244,631	$667,769	$731,058
Total interest expense	(174,673)	(196,591)	(528,847)	(567,613)

Net interest income	48,976	48,040	138,922	163,445
Operating expenses	(13,455)	(12,364)	(42,074)	(35,618)
Net recognized gains and valuation adjustments	433	24,916	4,556	42,973
Provision for income taxes	(3,538)	(4,693)	(9,563)	(13,424)

Net income	$32,416	$55,899	$91,841	$157,376

Diluted common shares	26,624,532	25,314,315	26,132,000	25,159,619
Net income per share	$1.22	$2.21	$3.51	$6.26
Financial Condition
Residential Real Estate Assets
Redwood invests in and manages residential real estate loans and securities backed by residential real estate loans. At September 30, 2006, Redwood’s residential loans totaled $9.8 billion and residential securities totaled $2.2 billion.
An important part of Redwood’s business is investing in residential securities that have credit ratings that are below investment grade. For securitizations of prime residential loans, these are typically the three securities (the first-loss, second-loss, and third-loss credit-enhancement securities) that bear the bulk of the credit risk of the underlying loans, and thus credit-enhance the other securities issued from the same entity. Due to the large amount of underlying loans, these credit-enhancement assets have concentrated credit risks, and both the upside and downside that could come from taking on concentrated risks. Redwood’s residential credit-enhancement securities have grown by 21% this year, and totaled $742 million at September 30, 2006.
The underlying loans are primarily high-quality loans but also include Alt-A (medium quality) loans. The underlying loans, which total $225 billion, are nationwide with a large concentration in California. They continue to perform well from a credit perspective. For the third quarter of 2006, realized residential credit losses were $2.2 million of principal value, a rate that is less than one basis point (0.01%) on an annualized basis of the current balance of loans. Delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at September 30, 2006 were 0.21% of current balance and 0.14% of original balance. For loans in prime pools, delinquencies were 0.16% of current balance and 0.11% of original balance. Alt-A pools had delinquencies of 0.60% of current balance and 0.40% of original balance.
As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($1.2 billion) and carrying (market) value ($742 million) of these residential loan CES at September 30, 2006 was $469 million. Of this difference, $384 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $147 million represented a purchase discount we are accreting into income over time and $62 million represented net unrealized mark-to-market gains.
Redwood also invests in higher-rated investment-grade residential securities. Year-to-date growth for our investment in these residential securities has been 13%, with a total portfolio of $1.4 billion at September 30, 2006. These investment-grade securities are backed by prime, Alt-A, and sub-prime loans. They are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others. The credit performance of these assets continues to be excellent.
Redwood buys residential real estate loans from originators. These generally high-quality loans totaled $9.8 billion on September 30, 2006. Most of these loans are adjustable-rate loans using one- or six-

month London Inter-Bank Offered Rate (LIBOR) as the adjustable-rate index. Redwood’s loan balance for these loans has declined by 29% year-to-date as prepayments have exceeded new purchases. These loans have been prepaying rapidly due to the flat yield curve (short-term interest rates such as LIBOR are high relative to longer-term interest rates). Rapid prepayments of these loans have resulted in higher levels of premium amortization expense, one reason net interest income in 2006 is lower than in 2005.
Commercial Real Estate Assets
Redwood invests in commercial real estate securities and, to a lesser degree, directly in commercial real estate loans. At September 30, 2006, commercial securities totaled $513 million and commercial loans totaled $32 million.
Redwood’s total below investment-grade commercial real estate securities were $383 million at September 30, 2006. Of these, $117 million were first-loss commercial securities. These credit-enhancement securities bear concentrated credit risks with respect to $36 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Overall, the underlying loans continue to perform well, with some isolated credit losses due to loan specific issues.
As a result of the concentrated credit risk associated with commercial real estate CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($322 million) and carrying value ($117 million) of our first-loss commercial CES at September 30, 2006 was $205 million. Of this difference, $222 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), and $17 million represented net unrealized mark-to-market gains.
Redwood’s investment in commercial real estate securities rated investment-grade has declined by 20% year-to-date to a total of $130 million on September 30, 2006. Our investment in commercial loans has declined by 46% year-to-date to a total of $32 million at quarter-end. These assets continue to perform well from a credit perspective.
CDO Assets
Collateralized debt obligations (CDOs) are a form of securitization in which a (usually) diverse portfolio of assets is acquired by a securitization entity that creates and sells securities (CDO securities) in order to fund its asset purchases. Redwood uses CDOs as a method of funding its assets (see below) but also acquires CDO securities created by others as an asset portfolio investment. At September 30, 2006, Redwood’s portfolio of CDO securities acquired from others included $181 million investment-grade CDO securities and $18 million below-investment-grade (CDO equity) securities. These CDO securities are generally backed by residential and commercial real estate assets. Redwood’s CDO securities portfolio has grown by 28% year-to-date in 2006. These assets are generally performing well from a credit perspective.
Asset-Backed Securities Issued
Redwood has securitized the bulk of the assets shown on its consolidated balance sheet. In a securitization, Redwood sells assets to a securitization entity that creates and sells asset-backed securities (ABS) in order to fund its asset purchases. The residential whole loan securitization entities Redwood uses are generally called Sequoia and the CDO securitization entities Redwood uses are generally called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood Trust. Nevertheless, since according to accounting definitions Redwood controls these securitization entities, Redwood shows both the assets and liabilities of these entities on its consolidated balance sheet. On Redwood’s September 30, 2006 balance sheet, $11.9 billion (89%) of the assets shown and $11.6 billion (95%) of the liabilities shown were the assets and obligations of securitization entities.
When we securitize assets, as opposed to owning them directly and funding them with Redwood debt and equity, our reported cost of funds is higher (the cost of ABS securities issued is generally higher than that of our debt) but we utilize less equity capital (the ABS that we acquire from the securitization require less of an equity investment than using our own debt to fund the securitized assets). As a result, our return on equity may increase after securitization. In addition, liquidity risks are generally reduced or eliminated, as the Redwood debt associated with the accumulation of these assets during their accumulation is paid off following securitization.
Redwood Debt
Our recourse debt obligations are shown on our balance sheet as Redwood debt. These obligations totaled $510 million at September 30, 2006, an increase from $170 million at the beginning of the year. All of this debt is secured by a pledge of our loans and securities. We have used Redwood debt primarily to fund the acquisition of loans and securities on a temporary basis prior to their sale to a securitization entity. In a departure from our practice in the last few years, we are starting to acquire assets as a longer-term investment that we intend to fund on an ongoing basis with Redwood debt. This accounts for a portion of the increase in Redwood debt during the third quarter. The amount of debt we would be willing to use to fund assets is determined on an asset-by-asset basis by our internal policies — on average we expect to use approximately 8% equity and 92% debt to fund high-quality liquid assets in this manner.
Interest Rate Agreements
We use interest rate agreements such as interest rate swaps to reduce the potential volatility of our earnings and book value as interest rates change. At September 30, 2006, we owned interest rate agreements with a notional value of $5 billion and a net market value of $24 million.
Equity Funding
We generally use equity (no debt or securitization) to fund investments in assets that have highly concentrated credit risks, including first-loss residential and commercial credit-enhancement securities, CDO equity securities, and similar illiquid assets. We also use equity to fund our working capital and other operating requirements.
As our Acacia CDO securitization program has evolved over the last few years, we have been able to securitize lower-rated assets such as second- and third-loss residential and commercial credit-enhancement securities. This reduces our equity capital requirements and frees cash, allowing us to acquire additional assets using the same capital base.
Excess Capital
We are not currently utilizing leverage to the extent possible under our internal policies. At September 30, 2006, if we had pledged assets and borrowed to the extent possible under our internal policies, we would have had $219 million capital in excess of that needed to fund our operations and assets. We derive our excess capital figures by calculating the amount of cash we would have available for investment if we conservatively leveraged our securitization inventory and other assets. Excess capital increased by $28 million in the third quarter, in part because we sold $47 million equity-funded first- and second-loss 2005 and 2006 vintage residential credit-enhancement securities due to concerns about the housing credit cycle. In addition, we recycled capital and freed cash by, for the first time, securitizing in Acacia $32 million of second-loss residential credit-enhancement securities In addition, we are retaining (but not investing) cash for an expected special dividend likely to be paid in December.
Stockholders’ Equity
Our reported book value at September 30, 2006 was $40.02 per share, an increase from $39.13 per share at the beginning of the quarter and $37.20 per share at the beginning of the year. Our book value per share increased this year as a result of retained earnings and increases in the net market value of our assets and interest rate agreements. Book value per share is reduced by dividends, and thus will likely decline in the fourth quarter as a result of our special dividend.
We issue equity only when we believe equity growth will enhance long-term earnings and dividends per share, compared to what they would have been otherwise. Given the amount and quality of the asset acquisition opportunities we anticipate seeing, we currently expect to seek additional equity (and long-term debt) capital during 2007.
Outlook
The near-term outlook for earnings, dividends, and growth depends, in part, on the how fast we employ our $219 million of excess capital. While we carry excess capital, our earnings and dividends will be lower than they would be if this capital were employed in attractive earning assets.
We believe the outlook for employing this capital is good, although the exact timing is uncertain. In commercial real estate, we have increased our capabilities and expanded our relationships, and we expect to continue to acquire commercial credit-enhancement securities. We may also resume purchases of commercial loans. We expect to increase our acquisitions of investment-grade residential, commercial, and CDO securities. As the housing market corrects and we increase our capabilities to evaluate lower-quality residential loans, an increasing percentage of these investment-grade securities will likely be backed by Alt-A and sub-prime residential loans. We are increasing our residential whole loan purchases as a result of broadening the product types we are willing to buy (currently focusing on prime-quality hybrid loans) and expanding our relationships with originators. We have the call rights to the Sequoia residential whole loan transactions we have sponsored. As these transactions become callable (starting in the fourth quarter of 2006), we will likely call these transactions and acquire the underlying seasoned high-quality adjustable-rate whole loans as an investment for Redwood. For our acquisitions of investment-grade securities and residential whole loans, we will continue to use securitization as a funding method, but we also intend to fund a growing proportion of these assets on an ongoing basis with Redwood debt. This will utilize excess capital at an approximate rate of 8% of the assets held in this manner. As a result, Redwood debt outstanding will increase.
We currently expect to make a modest level of new investments in residential credit-enhancement securities over the next few quarters. Most likely, the bulk of these investments will be in second- and third-loss securities that will be re-securitized via Acacia CDO transactions. We expect that the risk/ reward relationship for first-loss prime residential credit enhancement securities will improve over the next year or two, at which time we expect to increase our acquisition rate of these assets. As the housing market corrects, housing prices will become less vulnerable. We expect that fewer speculators and investors will be active in the housing markets, and that loan origination standards may improve somewhat. Additionally, if there is broad stress in the housing capital markets, the prices for these assets may decline, making their acquisition more attractive. As a result of our increased capabilities, we have recently been active participants in the markets for first-loss Alt-A and sub-prime credit-enhancement securities and residuals. We expect to make a small amount of investments in this area, although our acquisitions may increase if the risk/reward relationship for these improves in our opinion (perhaps as a result of housing market stress).
In our view, in the absence of a deep housing recession, the outlook for our earnings and dividends over the next few years is reasonably good. (However, we continue to expect quarter-to-quarter GAAP and tax earnings volatility for a variety of reasons, including some technical accounting and tax issues more fully described below). Housing price increases over the past several years have reduced our risk of credit loss in the future for our existing residential assets, since, for most of our residential credit risk assets, the underlying loans were originated in 2003 and 2004. Commercial property values and cash flows are increasing in many areas. Our existing portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially.
Over the long term, we believe it is reasonably likely that we will be able to continue to find attractive investment opportunities, as we believe that we are an efficient competitor and because our market segments are growing (the amount of real estate loans outstanding continues to increase and the percentage of these loans that are securitized, also continues to increase).
We declared regular quarterly dividends of $0.70 per share in each of the first, second, and third quarters of 2006. Total regular dividends to date totaled $56 million, of which $52 million represented the distribution of the remainder of our 2005 REIT taxable income. Consistent with our practice in previous years, we expect to permanently retain approximately 10% of the ordinary REIT taxable income we earn during 2006, to retain the after-tax profits earned in our taxable subsidiaries, and defer the distribution of a portion of our 2006 income so that it will be distributed by September 2007 through regular dividends. With these actions, and in order to meet our distribution requirements, we expect to declare a special dividend in the fourth quarter of 2006. Redwood’s Board of Directors will set the size of any special dividend, based on evolving projections of fourth quarter REIT taxable income and other factors. If the Board authorizes the dividend based on past practice, it currently appears that the special dividend this year will likely exceed $2.50 per share and could be close to the $3.00 per share special dividend we paid in December 2005.
RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS — 2006 AS COMPARED TO 2005
Net Income
Net income for the third quarter was $32 million ($1.22 per share) — a decline from the $56 million ($2.21 per share) we earned in the third quarter of 2005. For the first nine months of 2006, our net income was $92 million ($3.51 per share), a decline from the $157 million ($6.26 per share) we earned in the first nine months of 2005.
Interest Income
Total interest income consists of interest earned on consolidated earning assets, adjusted for amortization of discounts and premium and provisions for loan credit losses.
Table 2 Interest Income and Yield
(In thousands)

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield

Real estate loans, net of provision for credit losses	$149,018	66.63%	$9,979,261	5.97%	$194,830	79.65%	$17,645,610	4.42%
Real estate securities	72,759	32.53%	2,697,903	10.79%	48,811	19.95%	2,305,361	8.47%
Cash and cash equivalents	1,872	0.84%	183,323	4.08%	990	0.40%	134,422	2.95%

Total interest income	$223,649	100.00%	$12,860,487	6.96%	$244,631	100.00%	$20,085,393	4.87%

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield

Real estate loans, net of provision for credit losses	$470,893	70.52%	$11,127,318	5.64%	$601,589	82.29%	$19,979,127	4.01%
Real estate securities	189,656	28.40%	2,530,248	9.99%	127,095	17.39%	2,123,067	7.98%
Cash and cash equivalents	7,220	1.08%	224,418	4.29%	2,374	0.32%	127,974	2.47%

Total interest income	$667,769	100.00%	$13,881,984	6.41%	$731,058	100.00%	$22,230,168	4.38%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. The reduction in total interest income due to declining balances was partially offset by increased yields.
Table 3 Volume and Rate Changes for Interest Income
(In thousands)

	Change in Interest Income			Change in Interest Income
	Three Months Ended			Nine Months Ended
	September 30, 2006 Versus September 30, 2005			September 30, 2006 Versus September 30, 2005

	Volume	Rate	Total Change	Volume	Rate	Total Change

Real estate loans, net of provisions for credit losses	$(84,646)	$38,834	$(45,812)	$(266,536)	$135,840	$(130,696)
Real estate securities	8,311	15,637	23,948	24,375	38,186	62,561
Cash and cash equivalents	360	522	882	1,789	3,057	4,846

Total interest income	$(75,975)	$54,993	$(20,982)	$(240,372)	$177,083	$(63,289)

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.
A discussion by portfolio of changes in total income, average balances, and yields for our loans and securities is provided below.
Table 4 Consolidated Real Estate Loans — Interest Income and Yield
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income	$160,715	$208,532	$504,282	$632,320
Net premium amortization expense	(11,232)	(14,507)	(35,254)	(32,038)
(Provision for) reversal of credit reserve	(465)	805	1,865	1,307

Total interest income	$149,018	$194,830	$470,893	$601,589

Average consolidated real estate loans	$9,979,261	$17,645,610	$11,127,318	$19,979,127

Yields as a result of:
Interest income	6.44%	4.73%	6.04%	4.22%
Net premium amortization expense	(0.45)%	(0.33)%	(0.42)%	(0.21)%
Credit provision expense	(0.02)%	0.02%	0.02%	0.00%

Yield	5.97%	4.42%	5.64%	4.01%

Interest income on real estate loans decreased in the 2006 periods from the 2005 periods primarily as a result of lower average balances of real estate loans. This decline was partially offset by increased yields. Yields increased primarily due to increases in the short-term interest rates to which most of these loans are indexed.
In 2005 and prior years, our residential conduit acquired significant amounts of high-quality one- and six-month LIBOR adjustable-rate residential loans from originators, selling the loans to Sequoia securitization entities, and then sponsoring Sequoia securitizations of these loans. In today’s flat to inverted yield curve environment, however, ARMs indexed to LIBOR are not an attractive option for homeowners, causing origination volume of this product to decrease dramatically. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average (MTA) ARMs) represent an increased share of the ARM market.
The flatter yield curve has also lead to faster prepayment rates on existing ARM loans. Borrowers are more inclined to refinance out of ARMs and into hybrid or fixed rate loans when the effective interest rates on ARMs are not significantly lower than the alternatives. Prepayment rates for residential ARM loans owned by Sequoia entities increased from an average CPR of 39% in the third quarter of 2005 to an average CPR of 45% in the third quarter of 2006.
Loan premium amortization expenses for residential loans acquired prior to July 2004 are influenced by prepayment rates but also are driven in a significant manner directly by trends in short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization expenses could accelerate in a material way. For the (smaller amount of) loans acquired after July 2004, interest rate trends are less of a factor except as they may influence prepayment rates. Comparing the two third-quarter periods, premium amortization decreased by $3.3 million. Comparing the two nine-month periods, premium amortization expenses increased by $3.2 million. See Critical Accounting Policies later in this document for further explanation of loan premium amortization.
Although the overall real estate loan balance declined during the quarter, the provision for credit losses increased due to a rise in delinquencies as a percentage of the current loan balance from 0.46% as of June 30, 2006 to 0.63% as of September 30, 2006. This increase in delinquencies is in line with expectations as our loan portfolio seasons and the current balance decreases.
Table 5 Real Estate Securities — Interest Income and Yield
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income	$54,920	$37,291	$145,338	$98,619
Net discount amortization income	17,839	11,520	44,318	28,476

Total interest income	$72,759	$48,811	$189,656	$127,095

Average earning assets	$2,697,903	$2,305,361	$2,530,248	$2,123,067

Yield as a result of:
Interest income	8.15%	6.47%	7.65%	6.19%
Net discount amortization income	2.64%	2.00%	2.34%	1.79%

Total	10.79%	8.47%	9.99%	7.98%

Interest income recognized from our real estate securities increased in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 due to growth in our portfolio over the past year and increased yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields increased for a variety of reasons, including continued rising short-term interest rates, strong credit performance and fast prepayments.
During the course of preparing the financial statements for the period ended June 30, 2006, we discovered two errors and under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. The accrual rate for interest income on certain securities and interest expense on certain ABS issued had been incorrectly applied and not correctly adjusted. The impact of this error was that on a cumulative basis we had overstated interest income by $1.3 million and understated interest expense by $0.2 million. Additionally, due diligence expenses for certain securities purchased had been incorrectly capitalized and amortized. The impact of this error was that on a cumulative basis we had understated operating expenses by $0.6 million and overstated mortgages securities on the Consolidated Balance Sheets.

After assessing the effect of these errors on previously reported earnings and the effect of recording a total cumulative correcting adjustment of $2.1 million in the second quarter of 2006, we determined that the errors were not material to the financial statements for the six months ended June 30, 2006 and the year ended December 31, 2006. Accordingly, cumulative correcting adjustments for these errors were recorded in the second quarter of 2006.
The tables below present the income and yields of the components of our securities portfolio: residential CES, commercial first-loss CES, and other securities.
Table 5a Residential Credit-Enhancement Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest income	$19,259	$13,175	$50,891	$35,736
Net discount amortization income	16,616	11,193	42,181	27,695

Total interest income	$35,875	$24,368	$93,072	$63,431

Average earning assets	$669,181	$585,663	$613,538	$543,516

Yield as a result of:
Interest income	11.52%	9.00%	11.06%	8.77%
Net discount amortization income	9.93%	7.64%	9.17%	6.79%

Total	21.45%	16.64%	20.23%	15.56%

Interest income recognized from residential CES increased due to growth in our portfolio over the past year and increased yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields increased as the securities within our portfolio are beginning to season and benefit from continued strong credit performance and fast prepayment rates.
Table 5b Commercial First-Loss Credit-Enhancement Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest income	$3,807	$1,355	$8,810	$3,347
Net premium amortization expense	(1,670)	(902)	(4,037)	(1,657)

Total interest income	$2,137	$453	$4,773	$1,690

Average earning assets	$88,681	$32,192	$70,340	$25,558

Yield as a result of:
Interest income	17.17%	16.84%	16.70%	17.46%
Net premium amortization expense	(7.53)%	(11.21)%	(7.65)%	(8.64)%

Total	9.64%	5.63%	9.05%	8.82%

Interest income recognized from commercial first-loss CES increased due to the growth in this portfolio and higher yields on these securities. Our commercial portfolio is performing well; the fundamentals of the commercial real estate business are strong.

Table 5c Other Securities — Interest Income and Yield
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest income	$31,854	$22,761	$85,637	$59,536
Net discount amortization income	2,893	1,229	6,174	2,438

Total interest income	$34,747	$23,990	$91,811	$61,974

Average earning assets	$1,940,041	$1,687,506	$1,846,370	$1,553,993

Yield as a result of:
Interest income	6.56%	5.40%	6.18%	5.11%
Net discount amortization expense	0.60%	0.29%	0.45%	0.21%

Total	7.16%	5.69%	6.63%	5.32%

Total interest income increased for the securities portfolio as the total size of the portfolio grew and as yields increased. Yields increased primarily as the coupon rates on adjustable-rate loan securities (which comprise over half of the portfolio) adjusted upward with the increase in short-term interest rates.
Interest Expense
Interest expense consists of interest payments on Redwood debt and consolidated ABS issued from sponsored securitization entities, plus amortization of deferred ABS issuance costs and expenses related to certain interest rate agreements less the amortization of ABS issuance premiums. ABS issuance premiums are created when interest-only (IO) securities and other ABS are issued at prices greater than principal value.
Table 6 Total Interest Expense
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest expense on Redwood debt	$9,422	$3,789	$13,316	$8,272
Interest expense on ABS	165,251	192,802	515,531	559,341

Total interest expense	$174,673	$196,591	$528,847	$567,613

Average Redwood debt balance	$647,978	$297,788	$292,129	$264,024
Average ABS issued balance	11,684,412	19,542,413	13,094,871	21,630,747

Average total obligations	$12,332,390	$19,840,201	$13,387,000	$21,894,771

Cost of funds of Redwood debt	5.82%	5.09%	6.08%	4.18%
Cost of funds of ABS issued	5.66%	3.95%	5.25%	3.45%
Cost of funds of total obligations	5.67%	3.96%	5.27%	3.46%
Total consolidated interest expense decreased in the 2006 periods from the 2005 periods as a result of a significant decline in consolidated ABS issued as a result of rapid prepayments of securitized loans. Offsetting a portion of the decline in balances was the higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. These factors are illustrated in the table below.

During the course of preparing the financial statements for the period ended September 30, 2006 we discovered an error in the valuation of certain interest rate agreements for the purpose of measuring the amount of hedge ineffectiveness under FAS 133. Under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB
Opinion No. 20 and FASB Statement No. 3 (FAS 154), we analyzed the errors for each period affected. The impact of this error was that on a cumulative basis we had understated interest expense (negative ineffectiveness) by $1.0 million and overstated other comprehensive income by $1.0 million.
After carefully assessing the effect of this error on previously reported earnings and the effect of recording a total cumulative correcting adjustment in the third quarter of 2006, we determined that the errors were not material to the financial statements for the nine-months ended September 30, 2006 and the year ended December 31, 2006. Accordingly, a cumulative correcting adjustment for this error was recorded in the third quarter of 2006.
Table 7 Volume and Rate Changes for Interest Expense
(In thousands)

	Change in Interest Expense			Change in Interest Expense
	Three Months Ended			Nine Months Ended
	September 30, 2006 vs. September 30, 2005			September 30, 2006 vs. September 30, 2005

			Total			Total
	Volume	Rate	Change	Volume	Rate	Change

Interest expense on Redwood debt	$4,456	$1,177	$5,633	$881	$4,163	$5,044
Interest expense on ABS	(77,526)	49,975	(27,551)	(220,726)	176,916	(43,810)

Total interest expense	$(73,070)	$51,152	$(21,918)	$(219,845)	$181,079	$(38,766)

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for the three and nine months ended September 30, 2006 and 2005.
Table 8 Cost of Funds of Asset-Backed Securities Issued
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

ABS interest expense	$165,177	$190,996	$515,018	$556,108
ABS issuance expense amortization	5,786	5,162	17,772	15,821
Net ABS interest rate agreement expense (income)	(3,317)	(623)	(9,975)	(2,968)
Net ABS issuance premium amortization (income) on ABS issue	(2,395)	(2,733)	(7,284)	(9,620)

Total ABS interest expense	$165,251	$192,802	$515,531	$559,341

Average balance of ABS	$11,684,412	$19,542,413	$13,094,871	$21,630,747

ABS interest expense	5.65%	3.91%	5.24%	3.43%
ABS issuance expense amortization	0.20%	0.11%	0.18%	0.10%
Net ABS interest rate agreement expense (income)	(0.11)%	(0.01)%	(0.10)%	(0.02)%
Net ABS issuance premium amortization (income) on ABS issued	(0.08)%	(0.06)%	(0.07)%	(0.06)%

Cost of funds of ABS	5.66%	3.95%	5.25%	3.45%

Operating Expenses
Total operating expenses increased by 9% in the third quarter of 2006 as compared to the third quarter of 2005 and by 18% from the first nine months of 2005 to the first nine months of 2006.
Table 9 Operating Expenses
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

Components of total operating expense:
Fixed compensation expense	$3,437	$2,802	$10,183	$8,203
Variable compensation expense	5,209	4,241	14,308	13,980
Systems	1,954	1,612	5,498	4,037
Due diligence	384	1,075	3,503	1,949
Office costs	1,021	900	3,223	2,693
Accounting and legal	626	929	2,903	2,739
Other	824	805	2,456	2,017

Total operating expenses	$13,455	$12,364	$42,074	$35,618

Generally, operating expenses increased as we added personnel, systems and additional internal controls to lay the foundation for future growth. We have expanded our product lines and made significant investments in further developing our business processes and information technologies. Our efforts to build for future growth are ongoing and we expect that our operating expenses will continue to increase.
Fixed compensation expense includes employee salaries and related employee benefits. Fixed compensation expense has increased in 2006 as compared to 2005 due to increased staffing levels. Our headcount increased from 76 at September 30, 2005 to 89 at September 30, 2006. Variable compensa-

tion expense includes employee bonuses (which are generally based on the adjusted return on equity earned by Redwood and, to a lesser degree, on individual performance) and the expense of equity awards granted to employees and directors.
Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of securities. These costs fluctuate from period to period, depending on the level of asset acquisitions and other factors. Our office costs, fees, and other costs have increased as a result of increases in the scale of our operations.
Net Recognized Gains (Losses) and Valuation Adjustments
The reduction in net recognized gains and valuation adjustments for 2006 compared to 2005 is primarily due to lower gains on sales and calls of residential securities. In addition, market values of interest rate agreements have fluctuated, and we are not always able to mark-to-market all of the associated assets or liabilities. We expect increasing volatility in mark-to-market income and expenses in the future for a variety of reasons, including expected increases in residential whole loans purchase commitments, interest rate agreements not accounted for as cash flow hedges, securities accounted for as “trading”, calls of Sequoia transactions that may accelerate market value losses relative to our basis in the underlying loans, and EITF 99-20 write-downs as assets come under stress due to the housing market recession. As a result of the timing of call dates, we are not expecting to realize significant amounts of call income from our residential credit-enhancement securities during 2007.
The table below provides a detail of the net recognized gains (losses) and valuation adjustments for the three and nine months ended September 30, 2006 and 2005.
Table 10 Net Recognized Gains and Valuation Adjustments
(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Realized gains on calls:
Real estate securities	$723	$2,914	$1,470	$14,883
Realized gains (losses) on sales:
Real estate loans	—	(201)	(14)	808
Real estate securities	4,967	23,254	8,067	31,108
Valuation adjustments — impairment:
Real estate securities	(484)	(1,158)	(6,015)	(3,259)
Gains (losses) on interest rate agreements	(8,475)	107	982	(567)
Purchase commitments	3,702	—	66	—

Net recognized gains and valuation adjustments	$433	$24,916	$4,556	$42,973

The decrease in net recognized gains and valuations adjustments in the 2006 periods as compared to the 2005 periods is primarily due to lower gains on sales and calls of residential securities. Furthermore, during 2006, a portion of the recognized gains recognized were offset by the losses in derivative instruments we had entered into to manage some of the risks associated with our purchase commitments and certain securities.
Other Comprehensive Income
Our real estate securities are accounted for as AFS and are reported on our Consolidated Balance Sheets at fair market value. Many of our derivative instruments are accounted for as cash flow hedges and are reported on our Consolidated Balance Sheets at fair market value. The differences between the value of these assets and our amortized cost bases are shown as a component of Stockholders’ Equity as Accumulated Other Comprehensive Income. Periodic changes in the value of these assets are included in Other Comprehensive Income.

There are a number of factors that affect the fair value of our assets. For certain securities and derivative instruments, changes in interest rates can have an impact on the current value. As a result of changes in market conditions (including a decrease in longer term rates) during the third quarter of 2006, the change in the value of our assets on AFS securities reported as Other Comprehensive Income increased by $31 million and the change in value of derivative instruments reported through Other Comprehensive Income decreased by $28 million.
Taxes
Provisions for Income Taxes
As a REIT, we are able to pass through substantially all of our earnings at the REIT level to stockholders without paying federal income tax at the corporate level. We pay income tax on the REIT taxable income we retain and the income we earn at our taxable subsidiaries. We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we plan to permanently retain, and the taxable income we estimate was earned at our taxable subsidiaries. A portion of our income tax provision is based on current tax provisions and another portion may include changes in our deferred taxes arising from timing differences between our GAAP and taxable income recognition.
Our income tax provision in the third quarter of 2006 was $3.5 million, a decrease from the $4.7 million income tax provision taken in the third quarter of 2005. For the first nine months of 2006, our income tax provision was $9.6 million, a decrease from the $13.4 million income tax provision taken in the first nine months of 2005. Our provision for income taxes decreased for the three and nine months ending September 30, 2006 as compared to similar periods of 2005 generally due to an overall decline in earnings we are retaining at the REIT and a decline in earnings at our taxable REIT subsidiaries.
Taxable Income and Dividends
Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. Estimated REIT taxable income is an important measure as it is the basis of our dividend distributions to shareholders. REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and its REIT subsidiaries. It does not include taxable income earned in taxable subsidiaries.
Taxable income calculations differ from GAAP income calculations in a variety of ways. For us, the most significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income recognized in any one period. See further discussion under Potential Tax Earnings Volatility.

The table below reconciles GAAP income to total taxable income and REIT taxable income for the three and nine month periods ended September 30, 2006 and 2005.
Table 11 Differences between GAAP Net Income and Total Taxable Income and REIT Taxable Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

GAAP net income	$32,416	$55,899	$91,841	$157,376
GAAP/tax differences in accounting for:
Interest income and interest expense	10,589	1,353	32,326	(23,606)
Credit losses	(635)	(1,367)	(4,653)	(3,044)
Operating expenses	2,545	576	3,861	5,033
Gains (losses) and valuation adjustments	1,947	(6,318)	6,165	(1,502)
Provisions for taxes	4,123	5,013	6,685	8,182

Total taxable income (pre-tax)	50,985	55,156	136,225	142,439
Earnings from taxable subsidiaries	(5,234)	(8,038)	(10,052)	(10,923)

REIT taxable income (pre-tax)	$45,751	$47,118	$126,173	$131,516

GAAP net income per share	$1.22	$2.21	$3.51	$6.26
Total taxable income per share	$1.95	$2.23	$5.29	$5.78
REIT taxable income per share	$1.76	$1.90	$4.90	$5.33
Total taxable income per share and REIT taxable income per share are measured as the estimated pretax total taxable income and REIT taxable income, respectively, earned in a calendar quarter divided by the number of shares outstanding at the end of each quarter. Total taxable income per share and REIT taxable income per share for the first nine months are the sum of the first three quarters’ total taxable income per share and REIT taxable income per share, respectively.
Based on our 2005 REIT taxable income and the first nine months of 2006 estimated REIT taxable income, we estimate we had $111 million of undistributed REIT taxable income at September 30, 2006. We plan to distribute the bulk of this income as dividends to our stockholders during the remainder of 2006 and through September 2007 as we continue to meet our REIT dividend distribution requirements.
Potential GAAP Earnings Volatility
Going forward, we expect quarter-to-quarter GAAP earnings volatility for a variety of reasons, including the timing of sales and calls of assets, changes in interest rates, prepayments, credit losses, and capital utilization. In addition, volatility may occur because of technical accounting issues described below.
Loan Premium
Our unamortized loan premium on our consolidated residential loans at September 30, 2006 was $141 million and will be expensed over the remaining life of these loans. This represents a cost basis of 101.45 on the $9.8 billion of principal of these loans. For a variety of technical accounting reasons, the premium balance for these loans has not been amortized as quickly as these loans have prepaid, so our reported earnings have been higher than they would have been if, for example, the proportion of total premium amortized equaled the proportion of total principal prepaid on loans, and our accounting cost basis per loan has been increasing over time. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $11.2 million and $35.3 million in the third quarter and first nine months of 2006, respectively. Declines in short-term interest rates could cause a significant increase in required amortization in subsequent quarters.
In addition, a premium amortization adjustment could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans are currently in excess of their fair value and the carrying value may continue to increase. This reclassification could occur over time as the various underlying pools of loans become callable and we decide to sell the loans, or it could occur if there is a change in accounting principles.
Real Estate Securities
Currently, all of our real estate securities are classified as available-for-sale (AFS) and are carried on our balance sheet at their estimated fair value. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.
We could experience significant earnings volatility from our real estate securities. Adverse changes to projected cash flows related to poor credit performance or adverse changes to prepayment speeds could create an other-than-temporary impairment and cause any market value losses that have not been reported in income to be expensed through the income statement.
Earnings volatility related to real estate securities may also occur if we changed the GAAP classification for existing securities from AFS to “trading” or if we use “trading” accounting for new securities acquired. Generally, changes in the fair value of “trading” securities are required to flow through our income statement. In the fourth quarter and going forward, we anticipate that certain real estate securities we acquire (those we intend to hold as an investment funded with Redwood debt) will be classified as trading securities.
Derivative Instruments
We could experience significant earnings volatility from our derivative instruments. Currently we have two classifications for derivative instruments; “trading” and cash flow hedges. All derivative instruments, regardless of classification, are reported on the Balance Sheet at fair market value. Changes to the fair value of “trading” derivative instruments are recognized through the Income Statement. To the extent we elect to hedge “trading” securities, we might increase our usage of “trading” derivative instruments. If we elect to classify our derivative instruments as cash flow hedges, we defer the effective portion of the change in fair value of our derivative instruments for Income Statement purposes. If the hedged item and the derivative instrument are not perfectly correlated, we will recognize the difference through the Income Statement.
Potential Tax Earnings Volatility
Total taxable and REIT taxable income may vary from quarter to quarter based on the timing for tax purposes of certain transactions and events or based on the application of technical regulations. This could occur for many reasons, three of which are discussed below.
CES and Loans
We are not permitted for tax purposes to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual losses. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life and cannot take credit loss provisions on loans. For GAAP purposes, we do anticipate credit losses and only accrete a portion of the CES discount into income and we do provide for loan losses. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets. At September 30, 2006, the cumulative difference between the GAAP and tax bases on our CES was $87 million. In addition, as of September 30, 2006, we have a credit reserve of $27 million for GAAP on our residential and commercial loans, and none for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP.
Sequoia Interest-Only certificates (IOs)
For technical tax reasons, at fast prepayment rates we are not permitted to amortize a portion of the cost basis on IOs we have acquired from Sequoia transactions until the underlying securitization is called. For this reason, our taxable income has been higher than it would have been otherwise, and our current tax basis in these IOs is higher than it would have been otherwise. We expect to call a number of

Sequoia securitization entities over the next two years, at which time the remaining IO basis for tax would be recognized as a capital loss for tax. Capital losses generated will not reduce our ordinary income (or our requirement to distribute ordinary income as dividends). Capital losses would offset current or future capital gains realized from sales or calls of assets, and thus would reduce distributions of capital gains. Our taxable earnings will vary from quarter to quarter based on the exact timing of these Sequoia calls.
Compensation
Compensation expense for tax will vary depending on the timing of DER payments, the exercise of stock options, the distribution of DSUs, and withdrawals of deferred compensation.
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
At September 30, 2006, Redwood had $0.5 billion of debt. Redwood debt includes repurchase agreements, bank borrowings, collateralized short-term borrowings, and a non-secured line of credit. We may also issue secured commercial paper or unsecured debt. We currently use Redwood debt to finance the accumulation of assets for future sale to securitization entities. We also intend to use Redwood debt to finance the purchase of high-quality, relatively liquid securities and loans that we intend to hold on an ongoing basis to earn net interest income. For this reason, we expect Redwood debt to increase materially.
At September 30, 2006, we had $1.0 billion of equity capital. We expect to seek to raise additional capital in 2007.
At September 30, 2006, we consolidated as liabilities on our balance sheet $12 billion of ABS issued by securitization entities. It is unclear whether this balance will grow — we expect to acquire loans and securities and fund them through securitization but we also expect to call Sequoia and Acacia transactions at an increasing pace.
Cash flows generated and used within consolidated ABS securitization entities are not directly available to Redwood, although they are shown on our Consolidated Statement of Cash Flows. Assets consolidated from these entities are not Redwood’s assets and the ABS issued by these entities are not obligations of Redwood Trust.
We have acquired credit-enhancement securities, IOs, and CDO equity securities from these securitization entities. Our investment returns on these assets depends on their contractual rights to receive distributions of principal and interest from these securitization entities, which in turn depends on the credit performance of securitization entity’s assets and other factors. In addition, we own the call rights for many of these entities, generally allowing us (when certain time, prepayment, and/or performance targets have been met) if we choose to do so to pay off the ABS liabilities of these entities and to acquire their assets.

Contractual Obligations and Commitments
The table below presents our contractual obligations and commitments as of September 30, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.
Table 12 Contractual Obligations and Commitments as of September 30, 2006
(In thousands)

	Payments Due or Commitment Expiration by
	Period

		Less Than	1 to	After
	Total	1 Year	5 Years	5 Years

Redwood Obligations:
Redwood debt	$509,994	$509,994	$—	$—
Accrued interest payable	501	501	—	—
Operating leases	17,151	1,382	6,733	9,036
Purchase commitments	93,250	93,250	—	—

Total Redwood obligations and commitments	$620,896	$605,127	$6,733	$9,036

Obligations of Securitization Entities:
Consolidated asset-backed securities	$11,554,259	$—	$—	$11,554,259
Accrued interest payable	50,803	50,803	—	—

Total obligations of securitization entities	$11,605,062	$50,803	$—	$11,554,259

Total consolidated obligations and commitments	$12,225,958	$655,930	$6,733	$11,563,295

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.
MARKET RISKS
We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, and market value risk — in a prudent manner designed to ensure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our stockholders with both a steady regular dividend and an attractive long-term return. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.
Credit Risk
Integral to our core business is assuming the credit risk of real estate loans.
We assume credit risk with respect to real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Much of our capital base is employed in owning credit-enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans. Many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, Alt-A and sub-prime residential loan quality) has been and will continue to increase. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from these lower-rated securities. We also own a wide variety of residential and commercial unsecuritized real estate loans of various quality grades — credit risks are not as concentrated in loans as they are in credit-enhancement securities, but the risks are real nevertheless. Credit losses on real estate loans can occur for many reasons. Losses rates on real estate loans are cyclical, and can also vary for reasons not related to the general economy. Historical experience is not always a good guide to future loan losses.
We also own investment-grade real estate securities backed by loans of various quality grades. These securities benefit from some credit protections, but if losses to the underlying loans are high enough, they could suffer credit rating downgrades, market value declines, or principal value losses.
Interest Rate Risk
Interest rates can affect the cash flows and market values of our assets, liabilities, and interest rate agreements, and thus affect our earnings and reported book value. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to the degree that the achievement of our long-term goals would likely be affected by changes in interest rates. We are willing to accept short-term volatility of earnings and book value while seeking to achieve more attractive long-term returns.
Prepayment Risk
We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments. Prepayment rates are difficult to predict or anticipate, and variations in prepayment rates can materially affect our earnings and dividends in many ways. We do not believe it is possible or desirable to control these effects in the short-term. Thus our general approach is to seek to balance overall characteristics of our balance sheet so that the net present value of cash flows generated over long periods of time does not have unattractive volatility with respect to prepayment rate changes.
Market Value Risk
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
At September 30, 2006, we reported on a consolidated basis $2.9 billion of assets that were marked-to-market through our balance sheet (i.e., available-for-sale securities) but not through our income statement. Some of these assets are credit-sensitive, and all are interest-rate sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets are funded with short-term debt (generally prior to securitization).
Our consolidated obligations consist primarily of ABS issued. These are reported at cost, and changes in market value in these ABS have no impact on our liquidity. However, because many of our consolidated assets are funded with these ABS issued are reported at market value, the resulting reported net equity value may not necessarily reflect the true market value of our equity investments in these securitization entities.
Inflation Risk
Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.
Our financial statements are prepared in accordance with GAAP. Our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.
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
Revenue Recognition
When recognizing revenue on consolidated earning assets, we employ the interest method and determine an effective yield to account for purchase premiums, discounts, and other net capitalized fees and costs associated with purchasing and financing real estate loans and securities.
Loan Premium Amortization
For consolidated real estate loans, the interest method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we assume future prepayments on a pool basis and apply the current interest rate to determine the effective yield for each pool of loans. During a period of rising short-term rates, the coupon is projected to increase and results in a higher effective yield. Prior to the coupon rate resetting, (generally one to six months for these loans), the amount of amortization is lower than it will be once the coupon rate resets. Thus, for the past two years, as short-term rates increased every quarter, the amount of purchase premium we amortized was less than it would have been in a flat interest rate environment and as a result, our cost basis increased on our remaining loans. The cost basis in these loans continues to exceed the estimated fair market value.
For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments on a pool basis to calculate an effective yield and to amortize the premium or discount. Any volatility in amortization expense is dependent only on prepayments. The cost basis of these loans is approximately equal to market value.
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
Under the interest method, decreases in our projected credit loss assumptions could result in increasing yields being recognized from residential and commercial real estate securities in the current period. In addition, faster-than-anticipated prepayment rates on residential loans would also tend to increase realized yields. In contrast, increases in our credit loss assumptions and/ or slower than anticipated prepayment rates could result in lower yields being recognized and an adverse change in cash flows may represent an other-than-temporary impairment under GAAP, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.
Redwood applies APB 21 and APB 12 in determining its periodic amortization for the premium on its debt, including the issuance of IO securities and deferred bond issuance cost (DBIC). We arrive at a periodic interest cost that represents a level effective rate based on projected repayment rates.
Establishing Valuations and Accounting for Changes in Valuations
Changes to the fair value of securities available-for-sale are reported through our Consolidated Balance Sheets as cumulative unrealized gains and losses classified as accumulated other comprehensive income in stockholders’ equity. The exception to this treatment is when a specific impairment is identified and the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income.
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
We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each of our assets. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes or other factors result in significant decreases in the market values, our net income and book value could be adversely affected.
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
There are certain other valuation estimates we make that have an impact on current period income. One such area is the valuation of certain equity grants. Under FAS 123R, we estimate the value of options, which is based on a number of assumptions, including forfeitures. Currently, most of our equity awards are restricted stock and deferred stock units and the fair values at grant equal the market value of Redwood’s common stock at the date of grant.
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
To calculate the credit reserve for credit losses for real estate loans, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

•	Ongoing analysis of the pool of loans, including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects and changes in credit concentrations;

•	Information supporting borrowers’ ability to meet obligations;

•	Ongoing analyses of each individual loan — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations and other observable data;

•	Ongoing evaluation of fair values of collateral using current appraisals and other valuations; and,

•	Discounted cash flow analyses.
Once we determine the applicable default rate, the timing of defaults, and the severity of loss upon the default, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). After further review, we revised and shortened our estimate of this confirmation in the second quarter of 2006. The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.
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
Accounting for Derivative Instruments
We use derivative instruments to manage certain risks such as market value risk and interest rate risk. The derivative instruments we employ include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements.”
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
We currently elect to account for most of our interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market values, and record changes in their fair values in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of these cash flow hedges and are included in our Consolidated Statements of Income.
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
Item 4.     Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, which is the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.
There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares Available
	Number of	Average	Part of Publicly	for Purchase Under
	Shares	Price Paid	Announced	Publicly Announced
Period	Purchased	per Share	Programs	Programs

July 1 - July 31, 2006	—	—	—	—
August 1 - August 31, 2006	—	—	—	—
September 1 - September 30, 2006	—	—	—	—

Total	—	—	—	1,000,000
No shares were purchased for the three months ended September 30, 2006. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.
Item 6.     Exhibits

Exhibit 10.1	Office building lease, second floor, dated July 31, 2006
Exhibit 10.2	Office building sublease, second floor, dated July 31, 2006
Exhibit 10.3	Second amendment to office building lease, third floor, dated July 31, 2006
Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: November 1, 2006

By: /s/ Douglas B. Hansen Douglas B. Hansen President (authorized officer of registrant)
Dated: November 1, 2006

By: /s/ Martin S. Hughes Martin S. Hughes Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial officer)
Dated: November 1, 2006
By: /s/ Raymond S. Jackson Raymond S. Jackson Vice President and Controller (principal accounting officer)