Form 10-K
period 2006-12-31
REDWOOD TRUST INC
filed 2007-02-20
CIK 930236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 1-13759

______________

REDWOOD TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Belvedere Place, Suite 300
Mill Valley, California 94941

(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 389-7373

______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,253,346,613 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 19, 2007 was 26,825,390.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Cautionary Statement

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under Item 1A “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission (SEC), including Forms 10-Q and 8-K. Important factors that may impact our actual results include changes in interest rates and fair market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio and other factors not presently identified. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned, discussed in, or incorporated by reference into this Annual Report on Form 10-K might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Redwood Trust, Inc.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Business Model, Strategy, and Competition

Redwood Trust is a financial institution with competitive advantages in the business of investing in real estate loans and securities. Since Redwood was founded in 1994, our goal has been to create a company that is more efficient than banks, thrifts, insurance companies, and other financial institutions at investing in, financing, and managing residential and commercial real estate loans and securities.

Like many financial institutions, our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities.

Most financial institutions fund their asset investments with borrowed money sourced by taking bank deposits, writing insurance policies, or issuing corporate debt. By contrast, securitization is the primary source of funding for our investments.

We also borrow money on a collateralized and uncollateralized basis, typically at very competitive rates. We do not, however, take deposits or raise money in any other way that would subject us to consumer lending or banking regulations. Since we are not regulated as a financial institution and do not deal directly with consumers, our operating costs are far lower than other financial institutions, and we have far greater freedom to use securitization as a source of funding.

In a securitization, we sell assets to an independent securitization entity that creates securities backed by those assets (asset-backed securities, or ABS) and sells these newly-created securities to both domestic and international investors. Most of the securities created and sold earn the highest credit rating of AAA, so the interest paid out is relatively low. We typically generate a profit from these securitization entities, consisting of the yield on the securitized assets less the interest payments made to the holders of the ABS securities sold.

Advances in securitization technology have enabled securitization to become increasingly competitive as a funding source relative to corporate debt, deposits, insurance contracts, and other borrowings. The cost of funds for ABS securities issued continues to improve relative to the cost of other borrowings. More importantly, the range of assets that can be efficiently securitized continues to broaden and the capital efficiency of securitization as a source of funding continues to improve.

As global capital markets continue to develop and evolve, we expect securitization to become an even more efficient source of funding. There are trillions of dollars of real estate loans and securities in the U.S. and the world, and the amount outstanding has been and is expected to continue to grow every year. We believe many of these assets would be better funded through securitization than by other means. Since we are highly efficient at using securitization as a source of funding, we believe we will continue to grow and diversify our business over time.

Our tax structure gives us an additional competitive advantage that cannot be easily replicated by most other financial institutions. We have structured our company for tax purposes as a real estate investment trust (REIT) because our primary business is investing in real estate assets. As a REIT, we are required to distribute the bulk of our profits as dividends. By doing so, we avoid paying corporate taxes on most of the income we generate. This lowers our costs, as taxes are one of the largest costs of doing business for most financial institutions.

In terms of capital employed, our largest area of investment is real estate credit-enhancement securities. Typically, 1% to 15% of the principal value of the securities created in a securitization of real estate assets are credit-enhancement securities (CES). These securities bear most of the credit risk with respect to the underlying assets that were securitized. If the underlying loans or securities suffer a loss of principal due to default, that loss is passed on by reducing the principal value of the CES. As a result of the high level of assumed credit risks, CES carry credit ratings that are below investment-grade. Because the CES absorb most or all of the credit risk that would normally be expected to occur, they reduce the credit risk of the more senior securities, allowing them to earn investment-grade ratings and to be sold at higher prices.

We are a leading investor in CES issued from securitizations of prime-quality residential real estate loans and we are an increasingly important investor in CES issued from securitizations of commercial real estate loans made on income-producing properties. In the last year, we have also made small investments in CES issued from securitizations of alt-a and subprime quality residential loans. In total, at December 31, 2006, we owned residential, commercial, and CDO CES with a principal value of $2.0 billion and a market value of $1.2 billion. Many of these securities are deep discount securities where our cost is far less than the principal value. Since we receive interest payments based on the principal value of a CES security, our interest income cash flow returns are strong. In addition, if credit losses are low, we will receive principal payments in excess of our cost basis, thus generating additional investment returns. Conversely, larger than expected credit losses could rapidly reduce the principal value of our CES, causing our investment returns from CES to suffer.

At December 31, 2006, our CES were first in line to absorb credit losses from $268 billion of real estate loans and securities that underlie the securitizations from which our CES investments were issued. However, our potential losses are far smaller and are limited to the purchase price of the CES in our portfolio.

With respect to these CES investments, we have a high degree of structural leverage since the principal value of our CES equals only a small percentage of the underlying asset pools. We do not, however, use a high degree of financial leverage with respect to our CES assets. We use capital rather than debt to finance most of our investments in the more junior subordinated CES (the first-loss and second-loss securities, or equivalent) and we use capital plus a modest amount of securitization financing through our Acacia CDO issuance program to finance the more senior CES that are closer to investment-grade quality.

In the near term, we anticipate that our net growth in CES assets will continue to be more focused on commercial real estate CES, since for many types of residential CES we believe the underwriting quality remains questionable and there is an elevated risk of loss. Later in 2007, we believe acquisition opportunities in residential CES may improve because we expect underwriting quality to improve.

We are increasing our investment in investment-grade rated real estate securities. We are increasing our investments in residential and commercial real estate investment-grade securities (IGS) rated AAA, AA, A, and BBB for three reasons. First, advances in securitization technology (such as CDOs) allow us to re-securitize portfolios of certain types of residential and commercial investment-grade securities and earn attractive returns on invested capital, as well as asset management fees. Secondly, in an environment of flat or falling housing prices and increased residential loan delinquencies and credit losses, we have for some time been tilting our investment focus towards assets that are credit-enhanced by others (investment-grade securities) rather than towards assets that cause us to carry concentrated credit risk  (credit-enhancement securities). Finally, we intend to acquire some AAA- and AA-rated residential real estate securities, fund them with short-term Redwood debt, and reduce any resulting interest rate mismatches between these assets and liabilities using interest rate agreements. We pursued this investment strategy on a large scale from 1994 to 2000, after which we focused our investment strategy almost exclusively on assets with highly concentrated credit risks such as CES. Debt-funding AAA and AA real estate securities can be a good investment strategy in most economic environments. In addition, it fits our current balance sheet needs well, as we believe it will help us increase our capital utilization rate in a flexible manner and also will offset some of the risks we have in our balance sheet. Currently, our balance sheet is set up to benefit somewhat more from rising short-term interest rates and faster prepayment speeds, whereas debt-funded AAA and AA asset strategies typically benefit from falling short-term interest rates and slower prepayment speeds.

We are increasing our investment in residential real estate loans. We have been increasing our acquisitions of high-quality residential loans, and we are using both securitization proceeds and Redwood debt to fund these assets. Our residential loan portfolio declined in size over the last few years as we purchased fewer loans and the adjustable-rate residential loans in our portfolio prepaid at rapid rates. Because we have been increasing our loan purchases and our loan prepayment rate has slowed, we expect our loan portfolio size to start to stabilize. We are buying hybrid loans (fixed rate for 3-10 years, converting to adjustable rate thereafter) as well as adjustable-rate loans. Our interest in acquiring loans has increased because we have greater control over the underwriting quality of acquired loans than we do with respect to the loans underlying the residential CES we acquire. Quality control has become more important as residential underwriting standards have deteriorated. In addition, we are buying more loans because we want to hold a portion of our loan portfolio in whole loan form (unsecuritized) and use Redwood debt (including collateralized commercial paper) to fund the whole loans. Compared to the alternative of using securitization proceeds to fund these loans, using debt funding will increase our flexibility in utilizing more of our capital. Debt-funding loans requires a much larger capital commitment (8% of loan value versus 3%), and it generates a somewhat lower expected return on that capital than would a securitization. This is a flexible capital commitment, however, as we can easily recycle the capital utilized in this debt-funded strategy into other investments by either securitizing or selling the loans. Employing capital in this manner is useful at a time when we want to build our capital base to take advantage of future growth opportunities but we also want to improve profits by increasing our capital utilization rate, which has been lower than optimal in the last few years as we have cut back our acquisition rate of CES.

We also intend to replace some of our existing securitization funding with debt funding. In 2007 and 2008, we expect to exercise our rights to call many of our older “Sequoia” securitizations of residential loans. The terms of these securitizations generally allow us to call the deals when the current loan balance of the underlying loan pool pays down to 10% or 20% of its original balance. When calling a securitization, we pay off all the security holders at 100% of principal value and repurchase the underlying loans. We typically call our securitizations when we have the right to do so because the capital structure of a securitization becomes less efficient when the remaining balance of loans is small. It is better to call the deal so we can refinance the underlying loans more efficiently. We intend to finance a portion of the loans we acquire from called deals with Redwood debt and hold them as an ongoing investment. The remainder we will either re-securitize or sell.

We buy most of our assets rather than originate them. Our primary strategy for sourcing assets is to acquire loans and securities directly from other financial institutions or from the capital markets. We do not originate or service loans. Most of the real estate securities we invest in are created by others, some are created by us, but in both cases the underlying loans have been originated by others. This role allows us to have an independent point of view on asset quality and attractiveness, as well as the flexibility to change investment strategies as markets evolve. In our experience over the years, many financial institutions that have origination operations have produced sub-optimal asset investment results. We believe this is because, in some cases, there may have been incentives to retain loans that might not be the best investment (in terms of price and/or quality) in order to maintain or boost origination volumes and fees. In addition, origination (especially residential loan origination) is a business that is highly cyclical, operations intensive, and increasingly fraught with lender liability. Residential origination is becoming concentrated in the hands of a few large companies that have either banking or brokerage operations as well. Rather than competing with these companies, we develop close relationships with them and help them build their businesses. They need companies like Redwood to buy their loans and credit-enhance their securitizations.

We previously built a successful commercial real estate loan origination operation at Redwood, and we may do so again in the future now that CDO securitization technology has improved the efficiency and ease of securitizing commercial real estate loans. We may also build a commercial real estate loan special servicing operation. However, we expect to continue to source most of our residential and commercial assets through acquisition rather than origination.

Competition for assets is strong, but we believe our operating efficiencies allow us to remain competitive. Our competitors are banks, thrifts, insurance companies, Fannie Mae, Freddie Mac, Wall Street brokerage firms, hedge funds, specialty finance companies, mortgage REITs, mortgage insurance companies, CDO securitization managers, asset management companies, foreign investors, and other financial institutions.

Our corporate structure and competitive strengths differ from most other financial institutions. With our differentiated capabilities, we interact as competitors, but also as customers and suppliers, with most of the institutions active in the vast and interconnected real estate capital markets.

We commenced operations in 1994, a period of turmoil in financial markets. This turmoil allowed us to acquire assets that produced very high returns in subsequent years. The level of competition increased dramatically through the end of 1997, at which time we generally sold assets, as the prospective risk/reward relationships for assets did not seem that attractive. There were several financial dislocations in 1998, including a prepayment acceleration crisis and a liquidity crisis. This allowed us to use our excess capital to acquire assets, including our own stock, at attractive prices. The CES we acquired in 1999 – 2002 performed very well, allowing us to report high return on equity results and to pay special dividends of $4.75 and $6.00 per share in 2003 and 2004.

The current competitive environment is much like 1997 – new entrants and other investors are willing to buy assets at high prices (low yields) despite increased potential risks. We have responded to this current lower return/higher risk environment by selling CES assets and slowing our acquisitions. In 2007, we are increasing our acquisitions of assets (such as investment-grade securities and loans) that carry less concentrated credit risks than CES. We are also focusing on acquiring assets that are funded through securitization. For these assets, high prices are less of a concern because these high prices (and the resulting narrow spreads) are offset by the high prices at which we can sell the securities we create using these assets as collateral.

If the financial markets experience turmoil due to falling housing prices and rising residential loan defaults, we will incur increased losses but we will also be in a position to take advantage of the lower asset prices that may result. We believe competition will remain strong, however, and that any extraordinary asset acquisition opportunities will be short-lived. With our operating efficiencies, funding strategy, corporate structure, permanent capital base, and investment discipline, we believe we are prepared to continue to compete effectively in the highly competitive market that we expect will be the norm going forward.

We maintain a strong balance sheet with risks that are largely segregated and limited. Through our internal risk-adjusted capital policies, we seek to maintain a strong balance sheet with a large capital base, risks that are limited and segregated, and ample liquidity. Our $1.1 billion long-term capital base is primarily common equity but also includes $0.1 billion of unsecured junior subordinated notes (trust preferred securities) that have a 30-year maturity.

We use capital, not debt, to fund assets such as first-loss credit-enhancement securities that carry concentrated credit risks. These assets have a high degree of structural credit risk, so we do not feel it would be prudent to employ financial leverage to acquire these assets. Our risk is limited to our investment in these securities. Since we fund these assets with capital rather than debt, high credit losses should not cause liquidity concerns. Similarly, our economic risk is limited and our liquid reserves are secure with respect to securitized assets, since the assets are sold to and the securities are issued by independent securitization entities, whose liabilities are not Redwood’s obligations. Our economic risk is limited to the value of any securities we may acquire as an investment from these entities. Typically, we either fund securities acquired from securitizations we sponsor with capital or we sell these securities to another securitization entity for re-securitization. In either case, the risk is segregated and limited.

We are increasingly using Redwood debt to fund assets. Expanding our funding strategy is bringing us a number of benefits, including allowing us to employ our excess capital in a flexible manner. It does, however, introduce potential liquidity risks as well as potential credit risks that are not as limited as with other parts of our balance sheet. Accordingly, we are using Redwood debt primarily to fund assets (such as investment-grade rated securities and prime-quality residential whole loans) that do not have concentrated credit risks and that typically can be sold in a reasonably liquid manner. Increasingly, we expect to use extendable collateralized commercial paper as a source of short-term Redwood debt for debt-funded asset strategies. We believe the potential liquidity risks of commercial paper are less than those of our debt facilities in the form of repurchase agreements. Finally, we allocate capital equal to 8% of assets to support our debt-funded asset strategies, an amount that is well in excess of the amount required by our lenders. We believe this gives us a margin for safety should liquidity, market value, or credit concerns arise.

With respect to interest rate and prepayment rate risks, we seek to maintain a balance sheet that is well balanced and that can generate cash flows to fund our regular dividend in a wide variety of scenarios. We believe we have achieved this – the net present value of our projected cash flows does not vary materially with respect to scenarios incorporating changes in interest rates or prepayment rates. Scenarios incorporating different degrees of potential credit losses, however, show a wide variation in the long-term net present value of our cash flows. In the near-term (one to three years), our results may vary as a function of changes in interest rates, prepayments, credit results, mark–to-market asset values, and other factors.

Our primary financial goal is to deliver an attractive sum of dividends per share over time. Our financial goal is to distribute the highest levels of dividends per share over the next few decades as we can. We seek to do that while also remaining within our risk tolerance levels and while increasing the inherent value of the company by building competitive advantages, diversifying risks and opportunities, developing internal capabilities, maintaining our culture, keeping operations highly efficient, and increasing book value per share.

As a REIT, we are required to distribute to our shareholders as dividends at least 90% of our REIT profits as calculated for tax purposes. We distribute our profits as a regular quarterly dividend and also, in some years, in a year-end special dividend. The regular dividend rate for 2006 was $0.70 per share per quarter and the special dividend was $3.00 per share. Total dividends for 2006 were $5.80 per share.

We expect the regular dividend to be $0.75 per share per quarter for 2007, an increase from 2006’s rate of $0.70 per share per quarter. We set the regular dividend at a rate low enough so that we believe there is a relatively small chance that we would need to reduce it in the next few years. Whether we pay a special dividend or not in 2007 will depend primarily on how much REIT taxable income we generate during the year. We expect our total annual dividend payout amounts (regular plus special) will be variable from year to year.

Growth is our mission. In a manner consistent with our goal of distributing dividends per share in attractive amounts over time, our mission is to grow to become a larger company in terms of capital employed and market capitalization. We are targeting growth by building real estate investment, financing, and management operations with competitive advantages. Over the long term, growth should bring several advantages, including book value accretion and a diversified income stream.

We plan to grow organically as markets grow and as we gain long-term market share, rather than simply growing for growth’s sake or through short-term acquisition of market share, which would be irresponsible and inconsistent with our long-term goal of distributing attractive dividends per share. But we do not expect growth to be linear, because in cyclical markets growth is not always the appropriate short-term strategy.

Information Concerning Redwood Trust

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

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 19, 2007, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 7, 2006 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2006, Redwood employed 91 people.

ITEM 1A. RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. You should understand that it is not possible to predict or identify all such factors, and consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosure we make on related subjects in our reports on forms 10-Q and 8-K filed with the SEC.

Risks Related to our Business

The securities we own expose us to concentrated risks and thus are likely to lead to variable returns.

Many of the securities we own have concentrated credit, interest rate, prepayment, or other risks. No amount of risk management or mitigation can change the variable nature of the cash flows, fair market values, and financial results generated by these securities, which, in turn, can result in variable returns. Changes in the credit performance and/or the prepayments on the underlying real estate loans and changes in interest rates will impact the cash flows on our investments, and the impact could be significant on many of our securities with concentrated risks. Changes in cash flows lead to changes in our return and also to potential variability in reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow will result in changes in our reported earnings on that asset. In addition, we may be forced to recognize adverse changes in future cash flows as a current expense, further adding to earnings volatility.

Residential real estate loan delinquencies, defaults, and credit losses could reduce our earnings, dividends, cash flows, and access to liquidity.

We assume credit risk with respect to residential real estate loans primarily through the ownership of residential loan CES and residential loans. CES securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitizations that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential loan CES.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for most of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults. In addition, for hybrid loans we own and underlying our CES, the loan rate may increase at the end of the fixed rate period. If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated and we need to increase our credit reserves or mark-to-market assets that have declined in value) and our cash flows, dividend payments, asset fair market values, access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be adversely affected. Owning mortgage assets may expose us to legal risks and class action suits. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

Significant losses on residential credit-enhancement securities could diminish our equity capital base, reduce our earnings, and otherwise negatively affect our business.

The credit performance of residential loans underlying residential loan CES directly affects our results. Our total potential credit loss from the underlying residential real estate loans is limited to our total investment in residential loan CES. Nevertheless, significant realized losses from residential CES could harm our results from operations and significantly diminish our capital base.

If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced (if these increased credit losses are greater than we have anticipated), and our cash flows, dividend payments, asset fair market values, our access to short-term borrowings, and our ability to securitize assets might be adversely affected. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

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

Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control. Our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counter-parties. Loan servicing companies may not cooperate with our loss mitigation efforts, or such efforts may be ineffective. Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing residential loans may decline. The frequency of default, and the loss severity on loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, loans with balances over $1 million, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans that are partially collateralized by non-real estate assets may have increased risk, and severity of loss. If loans become real estate owned we bear the risk of not being able to sell the property and recovering our investment. Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase our operating costs.

We have significant credit risk in California. We also have credit risk in other states and our business may be adversely affected by a slowdown in the economy or by natural disasters in these states.

We have a concentration of residential and commercial real estate loans secured by property in California. We also have a significant number of residential and commercial real estate loans that underlie the securities we own are secured by property in California. Factors specific to California could aversely affect our results.

We have residential credit risk in all states, although we do not have more than 1% of our loans in any one zip code. We have commercial credit risk in most states. Factors specific to each of these states’ economies could adversely affect our results.

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

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood) may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties collateralizing the mortgage loans we own or underlying the securities we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to such disasters. Borrowers may not repair their property or may stop paying their mortgage loans under such circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or on the underlying pool of mortgage loans on which we are providing credit-enhancement.

We assume credit risk on a variety of residential and commercial mortgage assets.

In addition to residential and commercial loan CES we own, the Acacia entities we sponsor (sometimes collectively referred as Acacia) own investment-grade and non-investment-grade securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a first-loss residential loan CES or equivalent) issued by residential and commercial real estate loan securitization entities. The Acacia securities are reported as part of our consolidated securities portfolio on our consolidated balance sheets. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities. Some of the securities Acacia owns are backed by subprime loans and alt-a loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood as owner of the Acacia CDO equity securities) could occur. Some of the assets Acacia has acquired are investment-grade and non-investment-grade residential loan securities from the Sequoia securitization entities we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying Sequoia securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. If the pools of residential loans underlying any of these securitizations were to experience poor credit results, Acacia’s securities could have their credit ratings down-graded, could suffer losses in fair market value, or could experience principal losses. If any of these events occurs, it would likely reduce our long-term returns and near-term cash flows from the Acacia CDO equity securities we have acquired, and may also reduce our ability to sponsor Acacia transactions in the future. We may securitize first-loss residential and commercial CES in Acacia in the future, which would add to the risks we undertake in our Acacia program.

The risks of credit-enhancing commercial real estate loans may exceed those of credit-enhancing residential loans.

The commercial real estate assets in which we have a direct or indirect interest may have significant degrees of credit and other risks, including various environmental and legal risks. The net operating income and fair market values of commercial real estate properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not support the value of the loan if there is a default. Each commercial real estate loan is at risk for local and regional factors. Many commercial real estate loans are not fully amortizing and, therefore, the timely recovery of principal is dependent on the borrower’s ability to refinance or sell the property at maturity. For some commercial real estate loans in which we have an economic interest, the real estate is in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as expected. The personal guarantees and forms of cross-collateralization that we benefit from on some loans may not be effective. We own some mezzanine loans that do not have a direct lien on the underlying property. We generally do not service commercial real estate loans; we rely on our servicers to a great extent to manage commercial assets and workout loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the workout process of a troubled commercial real estate loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property that secured the loan.

Our commercial loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates.

We have purchased distressed commercial loans at discount prices where there is a reasonable chance we may not recover full principal value. We have sold senior loan participations on some of our loans, with the result that the asset we retain is junior. Mezzanine loans, distressed assets, and loan participations have concentrated credit, servicing, and other risks. We have in the past directly originated some of our commercial loans and participated in the origination of others, and may do so again in the future. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have acquired and intend to acquire commercial loans for sale to Acacia that require a specific credit rating to be efficient as a securitized asset, and we may not be able to get the rating on the loan that we need. We would be forced to hold the loan with capital, short-term financing or sell the loan.

Our commercial CES have concentrated risks with respect to commercial real estate loans. In general, losses on an asset securing a commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by a cash reserve fund or letter of credit, if any, and then by the first-loss commercial CES holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we will not be able to recover all of our principal investment in the securities we purchase. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related ABS, the first-loss securities may suffer a total loss of principal, and the second-loss securities (or other CES or IGS) in which we invest (or have an indirect interest) may effectively become the first-loss position behind the more senior securities, which may result in significant losses to us.

The prices of commercial CES are more sensitive to adverse economic downturns or individual issuer developments than more highly rated commercial real estate securities. A projection of an economic downturn, for example, could cause a decline in the price of commercial CES because of increasing concerns regarding the ability of obligors of loans underlying commercial ABS to continue to make principal and interest payments.

We acquire and manage a portion of our commercial assets in conjunction with partners. Our partners may have greater control over the management of commercial securitizations than we do. Working with partners in this manner may expose us to increased risks.

We are increasing our financial leverage and this could expose us to increased risks.

We are investing in investment-grade securities and residential whole loans and financing them with various types of short-term debt. By incurring this leverage we can generate attractive returns on our equity invested in these assets. However, as a result of this increased leverage, we could incur significant losses if our borrowing costs increased relative to the earnings on our assets and hedges. These financing facilities may also force us to sell assets under adverse market conditions. This could occur when we are forced to meet the lenders margin calls as a result of a decrease in the fair market values of the assets pledged as collateral. To the extent we did not have sufficient cash or other assets to post the margin calls, we could be forced to sell the assets. Furthermore, liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

For this leveraged asset strategy and for other reasons, we expect to materially increase our debt balances. Although we will seek a variety of financing facilities and counterparties, there can be no assurance that we would be able to renew such facilities. The failure to renew facilities could also force us to sell assets in adverse market conditions.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and intend to invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitization, service, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We have made investments in CDO debt and equity securities issued by CDO securitizations other than Acacia that own various types of assets, generally real estate related. These CDOs (as well as the Acacia entities) have invested in manufactured housing securities, subprime residential securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in CDO equity securities issued by CDOs that own trust preferred securities issued by financial institutions or other types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate ABS or corporate debt or equity. We have invested in diverse types of IO securities from residential and commercial securitizations sponsored by us or by others. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

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

We have other credit risks that are generally related to the counter-parties with which we do business. In the event a counter-party to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counter-party to our interest rate agreements becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from hedging may be diminished, and any cash or collateral that we pledged to such a counter-party may be unrecoverable and we may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive funds to which we are entitled. In other aspects of our business, we depend on the performance of third parties that we do not control. We attempt to diversify our counter-party exposure and (except with respect to loan representations and warranties) limit our counter-party exposure to strong companies with investment-grade credit ratings; however, we are not always able to do so. Our counter-party risk management strategy may prove ineffective and, accordingly, our earnings could be adversely affected.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

Our loans and loans underlying securities are serviced by third-party service providers. These arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. However, as with any external service provider, we are subject to the risks associated with inadequate or untimely services. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations, or for other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and increased earnings volatility.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair market value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We seek to hedge some but not all interest rate risks. Our hedging may not work effectively, or we may change our hedging strategies or the degree or type of interest rate risk we want to assume.

A portion of our equity-funded assets have adjustable-rate coupons. The cash flows we receive from these assets may vary as a function of interest rates, as do the GAAP earnings generated by these assets. We also own debt-funded loans and securities as inventory prior to sale to a securitization entity and as a longer term investment. We fund these assets with equity and with floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch exists and we would earn less (and incur fair market value declines) if interest rates rise. We usually, but not always, seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate swaps and futures.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of real estate loans. Changes in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the fair market value of our assets, and decrease our liquidity.

Except with respect to our adjustable rate assets, higher interest rates generally reduce the fair market value of most of our assets. This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets, and possibly driving asset acquisition prices higher.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning adjustable-rate residential whole loans.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we expect to earn from most of the residential real estate securities we (or Sequoia or Acacia) own are affected by the rate of prepayment of the underlying residential real estate loans. Adverse changes in the rate of prepayment could reduce our earnings and dividends. They could delay cash payments or reduce the total of cash payments we would otherwise eventually receive. Adverse changes in cash flows would likely reduce an affected asset’s fair market value, which would likely reduce our access to liquidity if we borrowed against that asset and may cause a fair market value write-down for GAAP purposes, which would reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise, and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, such changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to grow and generate earnings.

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

Hedging against interest rate risks using interest rate agreements and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair market values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization, or to stabilize the future cost of anticipated ABS issuance by a securitization entity. Such hedging may not achieve its desired goals. Pipeline hedging for loan purchase commitments may not be effective due to loan fallout or other reasons. Using interest rate agreements to hedge may increase short-term earnings volatility, especially if we do not elect hedge accounting treatment for our hedges (i.e., our hedges are accounted for as trading instruments). Reductions in fair market values of interest rate agreements may not be offset by increases in fair market values of the assets or liabilities being hedged. Conversely, increases in fair market values of interest rate agreements may not fully offset declines in fair market values of assets or liabilities being hedged. Changes in fair market values of interest rate agreements may require us to pledge significant amounts of collateral or cash. Hedging exposes us to counter-party risks.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We intend to take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as special liquidity, basis risks, and counter-party risks.

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

We believe the assets we are acquiring today are unlikely to generate economic returns or GAAP yields at the same levels as our historical assets generated. We receive monthly payments from most of our assets, consisting of principal and interest. In addition, occasionally some of our residential loan CES are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We also sell assets from time to time as part of our portfolio management and capital recycling strategies. In order to maintain our portfolio size and our earnings, we need to reinvest in new earning assets a portion of the cash flows we receive from principal, interest, calls, and sales.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold. Under the effective yield method of accounting that we use for GAAP accounting purposes for most of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive that exceeds the anticipated cash flows reduces our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes for many of our current assets is lower than their current fair market values. Assets with a lower GAAP basis generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Business conditions, including credit results, prepayment patterns, and interest rate trends in the future are unlikely to be as favorable as they have been for the last few years.

Our securitization operations expose us to liquidity, fair market value, and execution risks.

In order to continue our securitization operations, we require access to short-term debt to finance inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. We pledge the inventory assets we buy to secure our short-term debt. This debt is recourse to us, and if the fair market value of the collateral declines we will need to use our liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Our goal is to sell these assets to a securitization entity; however, if our ability to sponsor a securitization is disrupted, we may need to sell these assets (most likely at a loss) into the secondary mortgage or securities markets, or we would need to extend the term of the short-term debt used to fund these assets.

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

Our short-term borrowing arrangements used to support our securitization operations subject us to debt covenants. While these covenants have not meaningfully restricted our operations to date, as a practical matter, they could be restrictive or harmful to us in the future. In the event we violate debt covenants, we may incur expenses, losses, or a reduced ability to access debt.

Our payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and fair market values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, to fund the purchase of assets for sale to securitization entities, thus affecting our liquidity, financial soundness, and earnings.

In the fourth quarter of 2006, we initiated a collateralized commercial paper program to supplement our existing debt arrangements. This could expose us to new risks including the risk of not renewing our commercial paper issuance.

We may enter into derivative contracts that could expose us to contingent liabilities.

We may enter into derivative contracts that would require us to make cash payments in certain circumstances. These potential payments would be contingent liabilities and may not appear on our balance sheet. Our ability to fund these contingent liabilities would depend on the liquidity of our assets and our access to capital and cash at that time. The need to fund these contingent liabilities could adversely impact our financial condition.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. Cash could be required to pay down our recourse short-term borrowings in the event that the fair market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flows could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively, and our REIT status or our solvency could be threatened.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions.

We manage our business based on long-term opportunities to generate cash flows. Our dividend distributions are driven by our minimum dividend distribution requirements under the REIT tax laws and our taxable income as calculated for tax purposes pursuant to the internal revenue code. Our reported results for GAAP purposes may differ materially, however, from both the cash flows and our taxable income.

Fair market values for our assets, liabilities, and hedges can be volatile. A decrease in fair market value may not necessarily be the result of deterioration in future cash flows. For GAAP purposes, we mark-to-market some, but not all, of our consolidated assets and liabilities through our consolidated balance sheets. In addition, under various circumstances, some fair market valuation adjustments on assets may be realized in our consolidated statements of income. As a result, assets that are funded with certain liabilities and interest-rate matched with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statements of income at a reduced market price relative to its basis, our reported earnings will be reduced. Changes in our consolidated statements of income and consolidated balance sheets due to fair market value adjustments should be interpreted with care.

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

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates are reevaluated on at least a quarterly basis and may give rise to additional expense or revenue recognition.

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

For GAAP accounting purposes, we use the effective yield method for many of our consolidated assets and ABS issued. We calculate projected cash flows for each of these assets and ABS issued, incorporating assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors. The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset or ABS issued. We change the yield we recognize on these assets and ABS issued based on actual performance and as we change our estimates of future cash flows which we reevaluate at least quarterly. As a result of a change in cash flow estimates we may reduce the GAAP yield we recognize for an asset and/or write down the basis of the asset to its current fair market value (if the fair market value is lower than the basis). For a consolidated ABS-issued liability, a change in assumptions could lead to a higher consolidated interest expense. These types of actions reduce our reported GAAP earnings.

Risks Related to our Company Structure and Operations

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

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

•

Historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income (UBTI) to our tax-exempt stockholders. Achieving this goal has limited our flexibility in pursuing certain transactions. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

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

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could harm us. Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief. We may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act of 1940, as amended.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our stockholders.

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our board of directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our board of directors.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MCGL) may have the effect of discouraging a third-party from making an acquisition proposal for us and may therefore inhibit a change in control. Our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of the preferred stock without the approval of our stockholders. In addition, provisions in our charter and the MCGL restrict our stockholders’ ability to remove directors and fill vacancies on our board of directors and restrict unsolicited share cquisitions. Our charter provides that our board of directors is divided into three classes serving staggered terms of office of three years each, and thus at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our directors. These provisions may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our stockholders, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team. Experienced personnel are in high demand and competition for their talents is intense. There can be no assurance that we will continue to attract and retain key personnel.

Our business could be adversely affected if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially and adversely affect our business, reputation, results of operation, financial condition, or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood has two leases and one sublease for executive and administrative offices at One Belvedere Place, Mill Valley, California  94941. One lease expires in 2013, the second lease expires in 2018, and the sublease expires at the end of 2007. The 2007 rent obligation for these leases is approximately $1.4 million.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2006, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood’s stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Redwood’s common stock is listed and traded on the NYSE under the symbol RWT. As of February 19, 2007, Redwood’s common stock was held by approximately 1,800 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 37,000. As of February 19, 2007, there were 26,825,390 shares outstanding. The high and low sales prices of shares of the common stock as reported on the NYSE and the cash dividends declared on Redwood’s common stock for the periods indicated below were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2006
Fourth Quarter	$59.75	$50.23	12/29/06	1/22/07	$0.70	Regular
			11/27/06	12/8/06	$3.00	Special

Third Quarter	$51.82	$47.07	9/29/06	10/23/06	$0.70	Regular

Second Quarter	$48.83	$40.36	6/30/06	7/21/06	$0.70	Regular

First Quarter	$44.85	$40.98	3/31/06	4/21/06	$0.70	Regular

Year Ended December 31, 2005
Fourth Quarter	$47.59	$41.26	12/30/05	1/23/06	$0.70	Regular
			11/25/05	12/9/05	$3.00	Special

Third Quarter	$54.98	$48.61	9/30/05	10/21/05	$0.70	Regular

Second Quarter	$54.08	$49.97	6/30/05	7/21/05	$0.70	Regular

First Quarter	$62.45	$48.73	3/31/05	4/21/05	$0.70	Regular

We intend to distribute to our stockholders at least 90% of our REIT taxable income. All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on our REIT taxable earnings, financial condition, maintenance of REIT status, and such other factors as the board of directors may deem relevant from time to time.

We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. There were no repurchases during 2006 and as of December 31, 2006, 1,000,000 shares remained available for repurchase under those plans.

Performance Graph

The following graph presents a total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (NAREIT) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year – Total Return Comparison
December 31, 2001 through December 31, 2006

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Redwood Trust, Inc	100.00	126.50	270.02	380.42	286.42	403.19
S&P Composite-500 Index	100.00	77.90	100.24	111.15	116.60	132.49
NAREIT Mortgage REIT Index	100.00	131.08	206.30	244.33	187.67	223.93

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for 2006, 2005, 2004, 2003, and 2002 is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2006 presentation.

(In thousands, except per share data)	2006	2005	2004	2003	2002

Selected Statement of Operations Data:
Interest income	$885,160	$962,197	$651,618	$330,976	$163,216
Interest expense	(701,704)	(757,270)	(431,421)	(202,861)	(91,705)
Net interest income	183,456	204,927	220,197	128,115	71,511
Operating expenses	(55,925)	(48,382)	(38,692)	(36,895)	(20,005)
Gains (losses) on sales	19,577	46,730	7,639	(2,171)	7,603
Gains on calls	2,980	19,149	58,739	55,702	—
Valuation adjustments, net	(12,586)	(5,031)	(7,251)	(6,855)	(2,492)
Provision for income taxes	(9,970)	(17,521)	(7,997)	(5,502)	—
Dividends on Class B preferred stock	—	—	—	(681)	(2,724)
Undistributed earnings allocated to Class B preferred stock	—	—	—	(15)	(452)
Net income available to common stockholders	$127,532	$199,872	$232,635	$131,698	$53,441
Average common shares – basic	25,718,435	24,637,016	21,437,253	17,759,346	15,177,449
Net income per share – basic	$4.96	$8.11	$10.85	$7.42	$3.52
Average common shares – diluted	26,313,826	25,121,467	22,228,929	18,812,166	15,658,623
Net income per share – diluted	$4.85	$7.96	$10.47	$7.04	$3.41
Dividends declared per Class B preferred share	—	—	—	$0.755	$3.020
Regular dividends declared per common share	$2.80	$2.80	$2.68	$2.600	$2.510
Special dividends declared per common share	$3.00	$3.00	$6.00	$4.750	$0.375
Total dividends declared per common share	$5.80	$5.80	$8.68	$7.350	$2.885
Selected Balance Sheet Data:
Earning assets	$12,752,890	$16,529,286	$24,572,723	$17,543,487	$6,971,794
Total assets	$13,030,473	$16,776,960	$24,778,065	$17,670,386	$7,028,939
Redwood debt	$1,856,208	$169,707	$203,281	$236,437	$99,714
Asset-backed securities issued	$9,979,224	$15,585,277	$23,630,162	$16,826,202	$6,418,187
Junior subordinated notes	$100,000	—	—	—	—
Total liabilities	$12,027,783	$15,842,000	$23,913,909	$17,117,058	$6,555,906
Total stockholders’ equity	$1,002,690	$934,960	$864,156	$553,328	$473,033
Number of Class B preferred shares outstanding	—	—	—	—	902,068
Number of common shares outstanding	26,733,460	25,132,625	24,153,576	19,062,983	16,277,285
Book value per common share	$37.51	$37.20	$35.78	$29.03	$27.43
Other Selected Data:
Average assets	$14,123,151	$21,797,922	$21,559,604	$11,058,272	$4,039,652
Average debt and ABS outstanding	$12,996,244	$20,710,057	$20,748,658	$10,489,614	$3,616,506
Average common equity	$988,495	$970,269	$730,499	$526,808	$402,986
Net income/average common equity	12.9%	20.6%	31.8%	25.3%	14.2%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary and Outlook

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide high cash flow returns over a long period of time to help support our goal of distributing attractive levels of dividends per share. For tax purposes, we are structured as a real estate investment trust (REIT).

We assume a range of credit risks in our investments, and the level of assumed risk dictates the manner in which we finance our purchase of, and derive income from, these investments. Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities.

Our investments in residential, commercial, and CDO credit enhancement securities (CES, or below investment-grade securities) have concentrated credit risk. We finance the acquisition of most of our first and second-loss CES that are directly exposed to credit losses, with capital. We generally finance the acquisition of our third-loss securities through our Acacia securitization program. Our CES investments accounted for over 50% of net interest income in 2006. To date, our primary credit enhancement investment focus has been in securities backed by high quality residential and commercial real estate loans. “High quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. Our CES investment returns depend on the amount and timing of the interest and principal collected on the loans in the pools supporting the securities. In an ideal environment for our residential CES, we would experience fast loan prepayments and low credit losses which would, in turn, lead to attractive CES returns. We encountered that type of environment from 2003 to 2006. The return on our residential CES investments would be adversely affected by slow loan prepayments and high credit losses.

Our investments in real estate loans and investment-grade securities have less concentrated credit risk. To produce an attractive investment return on these lower credit risk assets, we use leverage. We earn income based upon the spread between the yield on the acquired asset and the cost of funds we borrowed to acquire the asset. We have obtained most of the debt financing used to acquire these assets through the issuance of asset-backed securities (ABS) under our Sequoia and Acacia securitization programs. The debt incurred to acquire assets through Sequoia and Acacia is non-recourse to Redwood.

Our reported GAAP net income was $128 million ($4.85 per share) for 2006. Our GAAP net income was $200 million ($7.96 per share) in 2005 and was $233 million ($10.47 per share) in 2004. Our GAAP return on equity was 13% for 2006 compared to 21% for 2005 and 32% for 2004. In 2006, we declared four regular quarterly dividends of $0.70 per share and a special dividend of $3.00 per share.

Table 1 Net Income

(In thousands, except share data)	2006	2005	2004

Total interest income	$885,160	$962,197	$651,618
Total interest expense	(701,704)	(757,270)	(431,421)

Net interest income	183,456	204,927	220,197

Operating expenses	(55,925)	(48,382)	(38,692)
Gains on sales	19,577	46,730	7,639
Gains on calls	2,980	19,149	58,739
Valuation adjustments, net	(12,586)	(5,031)	(7,251)
Provision for income taxes	(9,970)	(17,521)	(7,997)
Net income	$127,532	$199,872	$232,635

Diluted common shares	26,313,826	25,121,467	22,228,929
Net income per share	$4.85	$7.96	$10.47

The largest factor in the decline in net income over the past year was a $43 million drop in income from gains generated on the sale and call of assets. In 2005, we sold a significant amount of CES as part of a portfolio management strategy to reduce our level of residential credit risk and to free up capital. We also benefited from a large number of calls of securities in 2005. Another factor contributing to the decline in earnings was a decrease in net interest income of $21 million primarily due to high prepayments on adjustable rate loans securitized under our Sequoia program. This decline was partially offset by an increase in yields from our securities portfolio (primarily residential CES). Other factors include an increase of operating expenses of $8 million and an increase in negative mark-to-market valuation adjustments of $8 million primarily related to interest rate agreements. The assets associated with these interest rate agreements generally increased in value, but those increases were not recognized in GAAP income. These items were partially offset by a decrease in the tax provision of $8 million due to a decrease in net income.

Over the past two years, our strategy has been to lay the foundation for future growth by diversifying our investment and financing capabilities, strengthening the Redwood team, and bolstering our systems and infrastructure. At the same time, we have been steering our way through the disruption in the housing and loan markets by selling some of our riskiest credit assets, sticking to our investment discipline, and preserving capital.

In 2006, we raised $66 million of capital through the sale of common stock via our direct stock purchase plan and we raised $100 million of capital from the sale of trust preferred securities. Additionally, we freed up $97 million of capital for investment by selling and re-securitizing a portion of our CES. We absorbed all of this capital in 2006, primarily through new investments in commercial and residential CES and investment-grade securities. At year end 2006, we had $182 million of excess capital, $7 million less than at the beginning of the year.

We plan to increase our residential and commercial investment activity in 2007 compared to 2006. We expect that capital absorption will be fairly evenly split between investments in assets with less credit sensitivity and investments in cautiously selected credit-enhancement securities. We currently expect net capital absorption for 2007 will be between $200 million and $400 million.

To finance planned investments, we expect to use a combination of Redwood debt, proceeds from securitization financings, and capital. We plan to raise additional capital this year. Although the precise amount and sources of that additional capital are uncertain at this time, potential sources include the sale of stock through our direct stock purchase plan, public or private sales of common stock, and/or issuance of trust preferred securities or other long-term debt.

At year-end, we had over $2 billion of residential and commercial securities funded through our Acacia CDO program. The growth within this program over the past four years has been a significant achievement, as Acacia has allowed us to more efficiently finance our assets and to diversify and expand our investment capabilities and product lines. We achieved this growth in CDO financing by combining the acquisition skills of our residential and commercial portfolio managers with the well-respected debt structuring skills of our CDO finance team.

During 2007, we expect Acacia’s assets to continue to grow with the addition of a mix of less-credit-sensitive commercial and residential securities. Some of these assets may also be synthetic or derivative assets. We believe that derivative assets can be an attractive investment alternative at a time of declining availability of new loans and securities.

Over the next several years, we expect to continue diversifying the type of assets funded through Acacia. Commercial real estate whole loans is one of the asset types we are exploring. We feel strongly that real estate assets funded through Acacia will continue to be a significant growth area for us.

Residential whole loans present another opportunity for us to invest in assets with less concentrated credit risks. Our residential conduit is now an active buyer of hybrid and adjustable rate loans from major originators throughout the country. In 2007, we expect to increase our investment in residential loans.

Expanding into less credit sensitive assets is clearly an attractive opportunity at the present time, but it is not intended to dilute the essential nature of our business. Over the long term, we expect that credit enhancing high quality residential and commercial real estate loans will remain our core activity.

Our residential CES investments to date have largely focused on securities backed by prime quality loans. The overall credit performance of loans backing our existing portfolio of prime CES is still strong, and continues to be significantly better than our initial loss estimates at the time of acquisition.

Most of the current problems in the residential loan market involve subprime loans originated in late 2005 and in 2006. Mortgage originators are being inundated by loan repurchase requests from investors due to underwriting violations and the poor credit performance of subprime borrowers. We are not a mortgage loan originator, and our investment in residential CES backed by subprime loans totaled only $10 million at year-end 2006.

We owned $518 million subprime investment-grade securities at year-end 2006. These securities are generally performing within our expectations credit-wise, and most of them are financed via Acacia CDO securitization so changes in their market value in the absence of actual credit losses are generally of little concern to us. Over 90% of these securities were rated BBB+ or higher. The area of greatest concern in the subprime investment-grade market today are subprime securities rated BBB- and BBB that were issued in 2006. We owned $44 million of 2006 subprime BBB- and BBB securities at year-end 2006. In January 2007, we identified and sold $10 million of the securities within this group that we believed were most at risk of being downgraded in the future. These sales were accomplished at a small loss relative to our purchase price.

In the current housing climate we are taking a cautious approach to credit enhancing new residential loans of any type, but we do see opportunities to make attractive investments.

Residential CES pricing continues to remain expensive due to high liquidity levels, strong demand, and a declining supply of new issuance. We believe this condition will likely persist, especially for prime-quality collateral. We believe we can still make attractive returns even at these price levels, as long as the underlying credit quality is high and we don’t face a serious economic recession. We expect the quality of underwriting to improve in 2007, and we expect to become a more active buyer of residential CES in the second half of 2007.

We expect our primary target areas will be residential CES backed by prime and near-prime alt-a loans. We will also be actively looking at subprime CES, but many unanswered credit questions still exist. Unless we see opportunities to buy subprime at prices lower than those currently prevailing, we expect our subprime CES investments in 2007 will remain relatively small.

Our commercial group is now established in the marketplace as an investor in and manager of first-loss and other commercial credit-enhancement securities. We were an active investor in commercial CES in 2006. This will continue to be our primary commercial real estate focus in 2007.

Our portfolio of commercial securities and loans continues to reflect current strong commercial market fundamentals. On the whole, even though commercial properties are largely healthy, we believe the risks of credit-enhancing commercial loans are increasing. The tremendous amount of capital flowing into the CMBS sector has created more aggressive underwriting and has kept asset prices high. The volume of our commercial CES investments in 2007 will largely depend on our ability to find assets that meet our relatively conservative investment criteria.

Looking forward into 2007, our biggest concern is the depth and duration of the housing market correction, and its ultimate impact on real estate credit. To date, our assets have held up well. Our delinquencies and losses have increased somewhat, but are still at very low levels. If the housing market takes a more severe downward turn, however, our credit results (and earnings and dividends) will be more seriously impacted. Additionally, further stress in the housing and credit markets might also cause pricing dislocations for housing-related securities. This will create buying opportunities for us, but also the fair market value of our current residential CES portfolio would likely decline.

We believe we are well positioned as we move forward into the new year. We continue to expect quarter-to-quarter volatility in our GAAP and taxable earnings for a variety of reasons, including some technical accounting and tax issues more fully described later.

We believe that our core strategy – to build a highly efficient and entrepreneurial financial institution focused on real estate investment – has us in a good position to capitalize on a wide range of investment opportunities in 2007 and beyond.

RESULTS OF OPERATIONS

2006 as Compared to 2005

Interest Income

Total interest income consists of interest earned on consolidated earning assets, adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on real estate loans, securities, and cash.

Table 2 Interest Income and Yield

(Dollars in thousands)	2006				2005
	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Real estate loans, net of provision for credit losses	$608,868	68.78%	$10,652,094	5.72%	$779,469	81.01%	$18,694,028	4.17%
Real estate securities	265,353	29.98%	2,612,934	10.15%	177,524	18.45%	2,173,295	8.17%
Cash and cash equivalents	10,939	1.24%	268,340	4.08%	5,204	0.54%	181,259	2.87%
Total interest income	$885,160	100.00%	$13,533,368	6.54%	$962,197	100.00%	$21,048,582	4.57%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2006 as compared to 2005.

Table 3 Volume and Rate Changes for Interest Income

(In thousands)	Change in Interest Income Years Ended December 31, 2006 Versus December 31, 2005
	Volume	Rate	Total Change

Real estate loans, net of provisions for credit losses	$(335,318)	$164,717	$(170,601)
Real estate securities	35,912	51,917	87,829
Cash and cash equivalents	2,526	3,209	5,735
Total interest income	$(296,880)	$219,843	$(77,037)

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

A further breakdown and discussion of the year over year changes for the real estate loan, real estate securities, and cash components of interest income follows below.

Interest Income – Loans

The following table provides detail on interest income earned on our residential and commercial real estate loan portfolios for 2006 and 2005.

Table 4 Consolidated Real Estate Loans

(Dollars in thousands) Year ended December 31, 2006						Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	(Provision) Reversal of Credit Reserve	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization/ Credit Reserve	Total Interest Income

Residential loans	$654,192	$(48,700)	$394	$605,886	$10,611,827	6.17%	(0.46)%	5.71%
Commercial loans	2,849	168	(35)	2,982	40,267	7.08%	0.33%	7.41%
Total loans	$657,041	$(48,532)	$359	$608,868	$10,652,094	6.18%	(0.46)%	5.72%

Year ended December 31, 2005						Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	(Provision) Reversal of Credit Reserve	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization/ Credit Reserve	Total Interest Income

Residential loans	$819,113	$(45,174)	$245	$774,184	$18,642,020	4.39%	(0.24)%	4.15%
Commercial loans	5,450	(350)	185	5,285	52,008	10.48%	(0.32)%	10.16%
Total loans	$824,563	$(45,524)	$430	$779,469	$18,694,028	4.41%	(0.24)%	4.17%

Interest income on real estate loans decreased to $609 million in 2006 from $779 million in 2005 primarily as a result of lower average balances of real estate loans. This was due to high prepayments within our existing portfolio of LIBOR-indexed ARMs and a relatively low level of new loan acquisitions in 2006. This decline was partially offset by increased yields due to increases in the short-term interest rates to which most of the residential real estate loans are indexed.

Our residential real estate loan balance was $22.5 billion at December 31, 2004, $13.9 billion at December 31, 2005, and $9.3 billion at December 31, 2006. The vast majority of these loans were one- and six-month LIBOR adjustable-rate residential loans (LIBOR ARMs) that were financed through our Sequoia securitization program. The flattening of the yield curve that began in 2005 and continued through 2006 led to fast prepayments on our existing LIBOR ARMs and caused origination levels of new LIBOR ARMs to significantly decline. In a flat yield curve environment, hybrid or fixed-rate loans are a more attractive loan alternative. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and moving treasury average ARMs) represent an increased share of the ARM market. Prepayment rates for our residential loans increased from an average constant prepayment rate (CPR) of 43% in 2005 to an average CPR of 46% in 2006.

Loan premium amortization expense increased to $49 million in 2006 from $46 million in 2005. The percentage increase in premium amortization expense was not commensurate with the decrease in our residential loan balance during this period. The reason for this anomaly relates to the loan premium amortization method we use for loans acquired prior to July 2004, which represented 71% of the loan balance at December 31, 2005 and 56% of the loan balance at December 31, 2006. For these loans, the premium amortization rate is somewhat influenced by prepayments, but is more significantly influenced by short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization could accelerate in a material way. See the Potential for GAAP Earnings Volatility discussion later in this document. For the remainder of the loans which we acquired after July 2004, we use a different accounting method for premium amortization, and as a result, the percentage of amortization is more closely correlated to prepayment rates.

During 2006, we reversed $0.4 million of our existing loan credit reserve into income. On a percentage basis, the reduction in the credit reserve was lower than the overall decline in our outstanding residential loan balance. The primary reason was a rise in residential loan delinquencies, which increased from 0.27% of the current loan balance at December 31, 2005 to 0.81% at December 31, 2006. This increase in delinquencies is in line with our expectations as our loan portfolio seasons. Delinquencies as a percent of original balances increased from 0.13% at December 31, 2005 to 0.24% at December 31, 2006. Overall, residential loan credit performance remains significantly better than our original expectations.

Interest Income – Securities

The tables below present the income and yields of the components of our securities for 2006 and 2005.

Table 5 Real Estate Securities — Interest Income and Yield

(Dollars in thousands) Year ended December 31, 2006					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
Investment-grade securities
Residential	$86,181	$6,874	$93,055	$1,393,736	6.18%	0.49%	6.67%
Commercial	9,436	263	9,699	138,425	6.82%	0.19%	7.01%
CDO	10,777	29	10,806	175,358	6.15%	0.02%	6.17%
Total investment-grade securities	$106,394	$7,166	$113,560	$1,707,519	6.23%	0.42%	6.65%

Credit enhancement securities
Residential	$67,135	$57,404	$124,539	$597,206	11.24%	9.61%	20.85%
Commercial	26,961	(1,561)	25,400	290,964	9.27%	(0.54)%	8.73%
CDO	1,854	─	1,854	17,245	10.75%	0.00%	10.75%
Total credit enhancement securities	$95,950	$55,843	$151,793	$905,415	10.60%	6.17%	16.77%

Total real estate securities	$202,344	$63,009	$265,353	$2,612,934	7.74%	2.41%	10.15%

Year ended December 31, 2005					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
Investment-grade securities
Residential	$58,029	$3,835	$61,864	$1,158,785	5.01%	0.33%	5.34%
Commercial	12,648	(190)	12,458	202,594	6.24%	(0.09)%	6.15%
CDO	7,261	15	7,276	138,207	5.25%	0.01%	5.26%
Total investment-grade securities	$77,938	$3,660	$81,598	$1,499,586	5.20%	0.24%	5.44%

Credit enhancement securities
Residential	$47,286	$36,540	$83,826	$522,704	9.05%	6.99%	16.04%
Commercial	12,269	(798)	11,471	142,850	8.59%	(0.56)%	8.03%
CDO	581	48	629	8,155	7.12%	0.59%	7.71%
Total credit enhancement securities	$60,136	$35,790	$95,926	$673,709	8.93%	5.31%	14.24%

Total real estate securities	$138,074	$39,450	$177,524	$2,173,295	6.35%	1.82%	8.17%

Investment-Grade Securities

Over the past year we shifted strategy to allocate more capital to investments in investment-grade securities (IGS) – securities with less concentrated credit risks. Interest income from IGS increased in 2006 as compared to 2005 due to portfolio growth and increased yields. The majority of the IGS acquired in 2006 were residential, in part because comparably rated commercial securities traded at relatively higher prices and lower yields. The increase in yield is generally reflective of the rise in short-term interest rates over the past year, as new securities were purchased in a higher interest rate environment and many existing securities have a variable interest rate that reset to higher levels. Most of the IGS acquired in 2006 were financed through our Acacia CDO securitization program. In 2007, we intend to continue to build our IGS portfolio, with purchases financed with Redwood debt in addition to funding through Acacia.

Residential CES

We acquire many first-loss bonds at 25% to 35% of their principal value and other, more senior, credit-enhancement securities at 50% to 100% of their principal value. Many of these securities are priced at a substantial discount to their principal value as future credit losses could reduce or eliminate the principal value of these securities. Our yields on these investments depend on how much principal and interest we eventually collect and how quickly we receive those payments. The faster we collect principal and the longer it takes to realize credit losses, the better it is for our investment returns.

Interest income from our residential CES was $125 million in 2006, a $41 million increase over 2005. This increase is largely the result of higher yields (21% in 2006 vs. 16% in 2005), which resulted from the strong credit performance and faster than anticipated prepayments rates on CES on the underlying ARMs loans. ARMs represented 57% of our residential CES portfolio, and average actual prepayment rates were in excess of 40% in 2006 compared to our initial expectations (at the time of acquisition) of 20% to 25%.

The increase in interest income also resulted from a higher average balance of residential CES in our portfolio. This growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal payments.

IGS and CES Backed by Option ARMs

We own IGS and CES that are backed by option ARM mortgages, which give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARMs securities depends on our expectation of collectibility. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. We will continue to monitor and assess this assumption.

In 2006 and 2005, we recognized $7 million and $1 million, respectively, of neg am interest on securities rated BB and higher. During these same time periods, we deferred recognition of neg am interest of $4.0 million and $0.8 million, respectively, on our unrated and B-rated securities. For these securities we will recognize this deferred interest as cash is received. Our cumulative deferred neg am interest is $4.8 million at December 31, 2006.

Commercial CES

Interest income from our commercial CES was $25 million in 2006, a $14 million increase over 2005. This increase is almost entirely the result of higher average balances. We were active buyers of commercial CES in 2006 as we have become more established in this marketplace.

The average yield earned on our commercial CES portfolio in 2006 was 8.73%. The yield was low relative to other CES due to credit loss assumptions. Similar to residential, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. As a result, it will take several years to reasonably assess credit performance and recognize any potential upside in yield from discount amortization.

Interest Income – Cash and Cash Equivalents

Interest income from cash and cash equivalents was $11 million in 2006, a $6 million increase over 2005. This increase is largely the result of higher average excess cash balances and an increase in yield earned on cash.

Interest Expense

Interest expense consists of interest payments on Redwood debt, consolidated asset-backed securities (ABS) issued from sponsored securitization entities, and junior subordinated notes. The table below presents our interest income and balances for these components for 2006 and 2005.

Table 6 Total Interest Expense

(Dollars in thousands)	Year Ended December 31,
	2006	2005

Interest expense on Redwood debt	$29,836	$11,793
Interest expense on consolidated ABS	671,445	745,477
Interest expense on junior subordinated notes	423	—
Total interest expense	$701,704	$757,270

Average Redwood debt balance	$493,357	$261,322
Average ABS issued balance	12,497,551	20,448,735
Average junior subordinated notes balance	5,336	—
Average total obligations	$12,996,244	$20,710,057

Cost of funds of Redwood debt	6.05%	4.51%
Cost of funds of ABS issued	5.37%	3.65%
Cost of funds of junior subordinated notes	7.93%	—
Cost of funds of total obligations	5.40%	3.66%

Total consolidated interest expense decreased to $702 million in 2006 from $757 million in 2005. This was caused by a significant decline in the balance of outstanding consolidated ABS issued in 2006 as a result of rapid prepayments of the loans within these securitization entities. Offsetting much of the decline in balances was the higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. These factors are illustrated in the table below.

Table 7 Volume and Rate Changes for Interest Expense

(In thousands)	Change in Interest Expense Years Ended December 31, 2006 vs. December 31, 2005
	Volume	Rate	Total Change

Interest expense on Redwood debt	$10,471	$7,572	$18,043
Interest expense on ABS	(289,868)	215,836	(74,032)
Interest expense on junior subordinated notes	423	—	423
Total interest expense	$(278,974)	$223,408	$(55,566)

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for 2006 and 2005. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only (IO) securities.

Table 8 Cost of Funds of Asset-Backed Securities Issued

(Dollars in thousands)	Year Ended December 31,
	2006	2005

ABS interest expense	$667,061	$742,542
ABS issuance expense amortization	25,669	21,890
Net ABS interest rate agreement income	(12,472)	(6,542)
Net ABS issuance premium income amortization on ABS issue	(8,813)	(12,413)
Total ABS interest expense	$671,445	$745,477

Average balance of ABS	$12,497,551	$20,448,735

ABS interest expense	5.34%	3.63%
ABS issuance expense amortization	0.21%	0.11%
Net ABS interest rate agreement income	(0.10)%	(0.03)%
Net ABS issuance premium income amortization on ABS issued	(0.07)%	(0.06)%
Cost of funds of ABS	5.38%	3.65%

Operating Expenses

Total operating expenses increased by 15% in 2006 as compared to 2005. Components of our operating expenses for 2006 and 2005 are presented in the table below.

Table 9 Operating Expenses

(In thousands)	Year Ended December 31,
	2006	2005

Fixed compensation expense	$13,871	$11,082
Variable compensation expense	19,207	18,558
Systems	7,947	5,666
Due diligence	4,035	2,246
Office costs	4,278	4,076
Accounting and legal	3,533	4,102
Other	3,054	2,652
Total operating expenses	$55,925	$48,382

Operating expenses increased as we continued to add personnel, systems, and additional internal controls to lay the foundation for future growth. We have expanded our product lines and made significant investments in further developing our business processes and information technology systems. Our efforts to build for future growth are ongoing and we expect that our operating expenses will continue to increase in 2007.

Fixed compensation expense includes employee salaries and related employee benefits. Fixed compensation expense has increased in 2006 as compared to 2005 due to increased staffing levels. Our headcount increased from 79 at December 31, 2005 to 91 at December 31, 2006. Variable compensation expense includes employee bonuses and the expense of equity awards granted to employees and directors. Employee bonuses are based on the adjusted return on equity earned by Redwood and individual performance.

Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of securities. Due diligence expenses increased in 2006 compared to 2005 due to increased commercial CES activity. These costs will fluctuate from period to period, depending on many factors such as the level of asset acquisitions.

Other expenses include custodial fees, excise taxes, training, recruiting, and shareholder relations.

Recognized Gains on Sales and Calls

The table below provides a detail of the net recognized gains on sales and calls for 2006 and 2005.

Table 10 Gains on Sales and Calls, net

(In thousands)	Year Ended December 31,
	2006	2005

Real estate loan sales	$(14)	$856
Real estate securities sales	11,205	42,714
Realized gains on interest rate agreements	8,386	3,160
Gains on sales	19,577	46,730

Gains on calls of residential CES	2,980	19,149

Total gains on sales and calls	$22,557	$65,879

Gains on sales of securities were lower in 2006 compared to 2005, as we sold a significantly higher level of CES in 2005 as part of our portfolio restructuring. Gains on calls were also significantly lower in 2006 compared to 2005 as we had fewer securities called by their issuers in 2006, compared to 2005. Based on the timing of call dates and anticipated prepayment speeds, we expect a continued low level of call income in 2007.

Valuation Adjustments

Valuation adjustments reflect those changes in fair market values of assets that we recognize through our income statement. These include writedowns of assets that are impaired under the provisions of EITF 99-20. Impairments are generally caused by an adverse change in projected cash flows in conjunction with a decrease in the fair market value. There is no reversal of this impairment on assets, even if projected cash flows improve in the future.

The fair market value changes of those interest rate agreements accounted for as trading are also included in valuation adjustment. All changes, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks, and the changes in the value of the hedged asset or liability is not included in the valuation adjustment. Thus, our use of interest rate agreements accounted for as trading instruments could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

Changes in fair market values of our loan purchase commitments are reflected in our income statement. We commit to purchase certain loans and generally do not take possession of the loans for up to a month. During that time, the value of the loan may change from our commitment purchase price and the resulting change in value is recognized through our income statement.

The table below provides the components of valuation adjustments for 2006 and 2005.

Table 11 Recognized Valuation Adjustments, net

(In thousands)	Year Ended December 31,
	2006	2005

Write downs to fair market value under EITF 99-20	$(6,831)	$(4,370)
Changes in values of interest rate agreements that are accounted for as trading instruments	(5,731)	(661)
Change in value of purchase commitments	(24)	—
Recognized valuation adjustments, net	$(12,586)	$(5,031)

Other Comprehensive Income

Our real estate securities are accounted for as available-for-sale (AFS) and are reported on our consolidated balance sheets at fair market value. Many of our derivative instruments are accounted for as cash flow hedges and are also reported on our consolidated balance sheets at fair market value. The differences between the value of these assets and our amortized cost are shown as a component of stockholders’ equity as accumulated other comprehensive income. Periodic changes in the fair market value of these assets relative to amortized cost are included in other comprehensive income.

There are a number of factors that affect the fair market value of our assets. For most securities and derivative instruments, changes in interest rates can have an impact on the current value. During 2006, the fair market value adjustments on AFS assets increased by $30 million and the fair market value adjustments on cash flow hedges decreased by $10 million.

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at the REIT level to stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we plan to permanently retain, and the taxable income we estimate was earned at our taxable subsidiaries. A portion of our income tax provision is based on current tax provisions and another portion includes changes in our deferred taxes arising from timing differences between our GAAP and taxable income recognition.

Our income tax provision in 2006 was $10 million, a decrease from the $18 million income tax provision recorded in 2005, primarily due to a decline in net income.

Taxable Income and Dividends

During 2006, we earned an estimated $175 million of total taxable income. Of this amount, $168 million was earned at the REIT and $7 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders. REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and its REIT subsidiaries. It does not include taxable income earned in taxable subsidiaries.

As in the past few years, in 2007 we intend to permanently retain 10% of our taxable REIT income and defer a portion to distribute to shareholders in the subsequent year. In 2006, we declared four regular quarterly dividends of $0.70 per share and a special dividend of $3.00 per share. These dividends completed the distribution of our 2005 REIT taxable income and included the distribution of a part of our 2006 REIT taxable income. All of the 2006 dividends were distributions of ordinary income – there were no capital gains distributed and there was no return of capital. At December 31, 2006, there was $50 million ($1.85 per share) of estimated 2006 REIT taxable income still undistributed that we will distribute to our shareholders during 2007. We currently anticipate following our historical pattern of retention of taxable income and distribution of dividends in 2007. Our board of directors currently has indicated its intention to increase the regular quarterly dividend to $0.75 per share in 2007.

Taxable income calculations differ from GAAP income calculations in a variety of ways. The most significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income recognized in any one period. See the discussions under Potential GAAP Earnings Volatility and Potential Tax Earnings Volatility below.

The table below reconciles GAAP income to total taxable income for 2006 and 2005. For the most part, the assets and liabilities of the securitization entities we sponsor are not consolidated for tax purposes as they are for GAAP purposes because the securitized assets are owned by independent securitization entities and the ABS issued liabilities are obligations of those entities. Thus, the associated income and expense of most securitized assets and liabilities are not included in our income for tax purposes, and there are large differences between total interest income and total interest expense for GAAP and tax purposes. For tax purposes, the income reported reflects those assets owned by the REIT or its taxable subsidiaries but not assets owned by the securitization entities, and the expense reflects interest expense on debt but does not include the interest on the liabilities of the securitization entities.

Table 12 Differences between GAAP Net Income and Total Taxable Income

(In thousands, except per share data)	2006			2005
	GAAP	Differences	Taxable	GAAP	Differences	Taxable

Interest income	$885,160	$(516,673)	$368,487	$962,197	$(749,388)	$212,809
Interest expense	(701,281)	573,331	(127,950)	(757,270)	721,895	35,375
Junior subordinated notes	(423)	─	(423)	─	─	─
Net interest income	183,456	56,658	240,114	204,927	(27,494)	177,434

Operating expenses	(55,925)	(8,734)	(64,659)	(48,382)	5,429	(42,953)
Realized gains on sales and calls	22,557	(20,609)	1,948	65,879	(11,191)	54,688
Valuation adjustments	(12,586)	12,586	─	(5,031)	5,031	─
Provision for income taxes	(9,970)	7,090	(2,880)	(17,521)	12,278	(5,243)
Net income	$127,532	$46,991	$174,523	$199,872	$(15,947)	$183,925

Shares used for EPS calculations	26,317		25,971	25,121		24,754
Earnings per share	$4.85		$6.72	$7.96		$7.43

Total taxable income per share is computed on a quarterly basis by dividing the estimated pretax total taxable income earned in the calendar quarter by the number of shares outstanding at the end of the quarter. Total taxable income per share for the year is the sum of the four quarters’ total taxable income per share.

Total taxable income in 2006 of $175 million ($6.72 per share) decreased from the $184 million ($7.43 per share) earned in 2005. One reason for this decrease was a reduction in gains on sales and calls of assets. For tax purposes, we realized $2 million of gains in 2006, a decrease from the $55 million of gains realized in 2005. Another reason was the increase in operating expense in 2006 of $22 million, which was primarily the result of the timing of the exercise of stock options and the distributions of other equity awards. Operating expenses increased as well due to increases in staffing in 2006.

Partially offsetting the decrease in net gains and the increase in operating expense was a $63 million increase in net interest income as calculated for tax purposes in 2006. Continued strong credit performance, fast prepayments, and rising short-term interest rates all contributed to increased net yields on our portfolios. For tax purposes, our yields on our residential, commercial, and CDO CES are higher than for GAAP, primarily due to the difference in timing of amortizing the discount into income. In 2006, we amortized $30 million more discount into income on our CES portfolios for tax purposes than for GAAP purposes. As a result, at December 31, 2006 the tax basis of our residential, commercial, and CDO CES was $95 million higher than the GAAP basis.

The other contributor to the increase in net interest income as calculated for tax was tax accounting for IOs. Given the fast prepayments on the underlying loans in 2006, the yield we would currently recognize on these IOs would be negative if accounted for based on economics. For tax purposes, however, we cannot recognize a negative yield, and, thus, we are not amortizing the premium on these IOs as quickly as the fast prepayments would indicate. We are recognizing a zero yield for tax, not a negative yield as would otherwise be indicated. As a result, our taxable income in 2006 was higher by $25 million than it would have been otherwise (cumulatively the difference is $56 million). Our taxable income over the next few years will be lower than it would have been otherwise by this same amount. See the discussion of Sequoia IOs under Potential Tax Earnings Volatility below.

We continue to be in compliance with REIT tests. We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT that could generate unrelated business taxable income or excess inclusion income that would be distributed to our shareholders or that would cause prohibited transaction taxes on the REIT. There can be no assurance that we will be successful in doing so.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility for a variety of reasons, including the timing of sales and calls of assets, changes in interest rates, prepayments, credit losses, and capital utilization. In addition, volatility may occur because of technical accounting issues, some of which are described below.

Loan Premium

Our unamortized loan premium on our consolidated residential loans at December 31, 2006 was $132 million. This will be expensed over the remaining life of these loans. This represents a GAAP cost basis of 101.43% of par value on the $9.2 billion of principal underlying these loans. The premium balance for these loans has not been amortized over time as quickly as these loans have prepaid. As a consequence, our reported earnings have been higher than they would have been if, for example, the proportion of total premium amortized equaled the proportion of total principal prepaid on loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $49 million in 2006 and $45 million in 2005. Declines in short-term interest rates could cause a significant increase in required amortization in subsequent periods.

In addition, premium amortization expense acceleration could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans are currently in excess of their fair market value. This reclassification could occur as the various underlying pools of loans become callable and we decide to sell these loans, or it could occur if there is a change in accounting principles.

Real Estate Securities

Currently, all of our real estate securities are classified as available-for-sale (AFS) and are carried on our balance sheets at their estimated fair market value. Cumulative unrealized market value gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity. However, adverse changes to projected cash flows related to poor credit performance or adverse changes to prepayment speeds could create an other-than-temporary impairment for accounting purposes and could cause fair market value losses, if any, to be reported through our income statement.

Earnings volatility related to real estate securities may also occur if we changed the GAAP classification for existing securities from AFS to “trading” or if we use “trading” accounting for new securities acquired. Changes in the fair market value of “trading” securities are required to flow through our income statement.

Derivative Instruments

Currently we have two classifications for derivative instruments; trading and cash flow hedges. All derivative instruments, regardless of classification, are reported on our consolidated balance sheets at fair market value. Changes to the fair market value of the derivatives classified as trading instruments are recognized through the consolidated statements of income. For those derivatives accounted for as cash flow hedges, the changes in fair market values, are reported through our consolidated balance sheets with only the ineffective portions (as determined according to the accounting provisions) reported through our income statement.

We could experience significant earnings volatility from our use of derivatives. This could occur, for example, when the recognition in changes in the fair market value of the derivatives are reported through our income statement and changes in the fair market value in the hedged asset or liability are not recognized through our income statement.

Potential Tax Earnings Volatility

Taxable income may vary from quarter to quarter based on the timing for tax purposes of transactions and events, or based on the application of technical regulations. This could occur for many reasons, three of which are discussed below.

CES and Loans

We are not permitted for tax purposes to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual losses. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and thus only accrete a portion of the CES discount into income. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At December 31, 2006, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $95 million. In addition, as of December 31, 2006, we had a credit reserve of $28 million for GAAP on our residential and commercial loans, and none for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Sequoia Interest-Only Certificates (IOs)

As a result of rapid prepayments, we are experiencing negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they  otherwise could have been. As a result, our current tax basis on these IOs are higher than the fair market values. We expect to call most Sequoia securitization entities over the next two years, at which time the remaining IO tax basis will be written off and a capital loss for tax created. Capital losses do not reduce ordinary income (or our requirement to distribute ordinary income as dividends). Capital losses do offset capital gains realized from sales or calls of assets, and thus will reduce future distributions of these capital gains. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

Compensation

Compensation expense for tax varies depending on the timing of dividend equivalent rights payments, the exercise of stock options, the distribution of deferred stock units, and deferrals to and withdrawals from our executive deferred compensation plan.

2005 as Compared to 2004

Our analysis of 2005 as compared to 2004 has been revised from what was previously reported to reclassify assets and expenses in the manner reflected in the 2006 financial statement presentation. These reclassifications, which are outlined below, did not impact our reported net income for 2005 or 2004.

•

Due diligence expenses are costs for services related to re-underwriting and analyzing loans we acquire or loans we credit-enhance through the purchase of securities. Beginning in the second quarter of 2006, we recognized these due diligence expenses as an operating expense rather than a reduction in interest income, and amounts that were recorded in 2005 and 2004 as a reduction in interest income have been reclassified to conform to the 2006 presentation. This reclassification has resulted in an increase to interest income and yield by portfolio for the years presented. The amounts reclassified in 2005 and 2004 between net interest income and operating expenses was $3 million and $4 million, respectively.

•

For 2006, our commercial CES includes all below-investment-grade securities rather than just the first-loss securities that comprised this classification in prior years. There has therefore been a reclassification between the commercial CES and securities portfolios for interest income and average balances as compared to those previously reported for 2005 and 2004.

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

During 2005, we sold $207 million residential loan CES generating GAAP gains of $40 million. During 2004, sales of residential loan CES totaled $22 million generating GAAP gains of $6 million. Sales in 2005 where higher due to our portfolio restructuring activities.

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

The reduction in our net income of $33 million from 2004 to 2005 resulted from a decrease in net interest income of $15 million, an increase in operating expenses of $10 million, an increase in provisions for income taxes of $10 million, partially offset by an increase in net gains on sales and calls (net of market valuation adjustments) of $2 million.

Net Interest Income

Net interest income decreased to $205 million in 2005 compared to $220 million in 2004. The reduction in net interest income of $15 million resulted from increased ARM prepayment rates on residential loans consolidated from Sequoia securitization entities and lower yields on our portfolio of residential CES as our older higher-yielding securities were called or sold, and from higher levels of unvested cash. In addition, net interest income was higher in 2004 due to the effect of a cumulative correcting adjustment of an error on previously reported earnings of $4.1 million. Net interest income in 2005 benefited from a reduction in credit provision expenses of $7 million as a result of excellent loan credit performance and reduced loan balances (as prepayments for loans owned by Sequoia accelerated while Sequoia securitization volume dropped).

Prepayment rates (CPR) for residential ARM loans owned by Sequoia entities increased from an average of 17% in 2004 to 43% in 2005. Faster prepayments on ARMs have been caused primarily by the flatter yield curve (higher than average short-term interest rates relative to long- term interest rates) and the increase in popularity of negative amortization loans. Borrowers are more inclined to refinance out of ARMs and into hybrid or fixed rate loans when the effective interest rates on ARMs are not significantly lower than the fixed rate alternatives. Additionally, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average ARMs) represent an increased share of the ARM market and have increased ARM-to-ARM refinancing.

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

Table 13 Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$967,840	$655,195
Discount amortization	42,361	36,071
Premium amortization	(48,434)	(32,412)
Reversal of (provision for) credit losses	430	(7,236)
Total interest income	$962,197	$651,618

Average earning assets	$21,048,582	$21,208,757
Yield as a result of:
Interest income	4.60%	3.09%
Discount amortization	0.20%	0.17%
Premium amortization	(0.23)%	(0.15)%
Reversal of (provision for) credit losses	0.00%	(0.03)%
Yield on earning assets	4.57%	3.08%

Interest income increased to $962 million in 2005 from $652 million in 2004 primarily due to an overall increase in yield caused by an increase in short-term interest rates. Since a majority of the assets on our consolidated balance sheets are adjustable-rate residential real estate loans, yields on these loans increase as short-term interest rates rise. As a result, total interest income was higher, even though the residential real estate loans consolidated balances decreased slightly from the prior year’s level.

In addition to the impact of higher short-term interest rates, the contribution from the other portfolios increased in 2005, also leading to higher interest income. The table below presents the contribution to interest income and yield from each of our portfolios.

Table 14 Interest Income and Yield by Portfolio

(Dollars in thousands)	December 31, 2004
	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Residential real estate loans, net of provision for credit losses	$774,184	80.46%	$18,642,020	4.15%
Residential loan credit-enhancement securities	86,621	9.00%	541,224	16.00%
Commercial loans, net of provision for credit losses	5,285	0.55%	52,008	10.16%
Commercial loan credit-enhancement securities	8,059	0.84%	142,610	5.65%
Securities portfolio	82,844	8.61%	1,489,461	5.56%
Cash and cash equivalents	5,204	0.54%	181,259	2.87%
Totals	$962,197	100.00%	$21,048,582	4.57%

	December 31, 2004
	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Residential real estate loans, net of provision for credit losses	$533,376	81.86%	$19,665,096	2.71%
Residential loan credit-enhancement securities	64,602	9.91%	349,779	18.47%
Commercial loans, net of provision for credit losses	3,769	0.58%	30,469	12.37%
Commercial loan credit-enhancement securities	3,071	0.47%	40,622	7.56%
Securities portfolio	45,878	7.04%	1,027,540	4.46%
Cash and cash equivalents	922	0.14%	95,251	0.97%
Totals	$651,618	100.00%	$21,208,757	3.08%

The table below details our interest income by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2005 as compared to 2004.

Table 15 Volume and Rate Changes for Interest Income

(In thousands)	Change in Interest Income 2005 Versus 2004
	Volume	Rate	Total Change

Residential real estate loans, net of provisions for credit losses	$(27,749)	$268,557	$240,808
Residential loan credit-enhancement securities	35,359	(13,339)	22,020
Commercial loans, net of provision for credit losses	7,710	(2,722)	4,988
Commercial loan credit-enhancement securities	2,664	(1,148)	1,516
Securities portfolio	20,624	16,342	36,965
Cash and cash equivalents	833	3,449	4,282
Total interest income	$39,441	$271,139	$310,579

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

A discussion of the changes in total income, average balances, and yields for each of our portfolios is provided below.

Table 16 Consolidated Residential Real Estate Loans – Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$819,113	$572,299
Net premium discount amortization	(45,174)	(31,687)
Reversal of (provision for) credit losses	245	(7,236)
Total interest income	$774,184	$533,376

Average consolidated residential real estate loans	$18,642,020	$19,665,096
Yields as a result of:
Interest income	4.39%	2.91%
Net (premium) discount amortization	(0.24)%	(0.16)%
Reversal of (provision for) credit losses	0.00%	(0.04)%
Yield	4.15%	2.71%

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

Higher premium amortization expenses (as a percentage of current loan balances) in 2005 were caused primarily by increasing prepayment rates on these loans.

Table 17 Residential Loan Credit-Enhancement Securities – Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$48,470	$30,492
Net discount amortization	38,151	34,110
Total interest income	$86,621	$64,602

Average residential loan credit-enhancement securities	$541,224	$349,779
Yield as a result of:
Interest income	8.95%	8.72%
Net discount amortization	7.05%	9.75%
Yield	16.00%	18.47%

Interest income recognized from residential loan CES increased primarily due to growth in our portfolio over the past year, partially offset by lower yields. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal prepayments. Yields decreased as many of our more seasoned, higher-yielding assets (higher yielding as a result of several years of strong credit performance and favorable prepayments) were called or sold over the last few years. The more recently acquired residential loan CES generally are being carried at lower effective yields because we do not expect the same strong credit performance or favorable prepayment patterns as we have experienced in the past, and because on average we acquired these assets at higher prices than in the past.

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

Table 18 Commercial Real Estate Loans – Interest Income and Yield

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

Table 19 Commercial Loan Credit-Enhancement Securities – Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$12,403	$3,004
Net premium amortization	(4,344)	67
Total interest income	$8,059	$3,071

Average commercial loan credit-enhancement securities	$142,610	$40,622
Yield as a result of:
Interest income	8.70%	7.40%
Net premium amortization	(3.05)%	0.16%
Yield	5.65%	7.56%

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

Table 20 Consolidated Securities Portfolio – Interest Income and Yield

(Dollars in thousands)	2005	2004

Interest income	$77,201	$44,225
Discount amortization	5,643	1,653
Total interest income	$82,844	$45,878

Average securities portfolio balance	$1,489,461	$1,027,540
Yield as a result of:
Interest income	5.18%	4.30%
Discount amortization	0.38%	0.16%
Yield	5.56%	4.46%

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

Table 21 Total Interest Expense

(Dollars in thousands)	2005	2004

Interest expense on Redwood debt	$11,793	$9,764
Interest expense on ABS issued	745,477	421,657
Total interest expense	$757,270	$431,421

Average Redwood debt balance	$261,322	$434,662
Average ABS issued balance	20,448,735	20,313,996
Average total obligations	$20,710,057	$20,748,658

Cost of funds of Redwood debt	4.51%	2.25%
Cost of funds of ABS issued	3.65%	2.08%
Cost of funds of total obligations	3.66%	2.08%

For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 22 Average Balances of Asset-Backed Securities Issued

(In thousands)	2005	2004

Sequoia	$18,492,465	$19,129,555
Acacia	2,008,705	1,229,075
Commercial	6,367	5,654
Average balance of ABS issued	20,507,537	20,364,284
Average deferred ABS issuance costs	(58,802)	(50,288)
Average balance of ABS issued, net	$20,448,735	$20,313,996

The table below details interest expense on debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for 2005 as compared to 2004.

Table 23 Volume and Rate Changes for Interest Expense

(In thousands)	Change in Interest Expense 2005 Versus 2004
	Volume	Rate	Total Change

Interest expense on Redwood debt	$(3,894)	$5,923	$2,029
Interest expense on ABS issued	2,797	321,023	323,820
Total interest expense	$(1,097)	$326,946	$325,849

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Details of the change in cost of funds of debt and consolidated ABS issued are provided in the tables below.

Table 24 Cost of Funds of Redwood Debt

(Dollars in thousands)	2005	2004

Interest expense on Redwood debt	$11,793	$9,764
Average Redwood debt balance	$261,322	$434,662
Cost of funds of Redwood debt	4.51%	2.25%

Table 25 Cost of Funds of Asset-Backed Securities Issued

(Dollars in thousands)	2005	2004

ABS issued interest expense	$742,542	$398,865
ABS issuance expense amortization	21,890	16,828
Net ABS interest rate agreement (income) expense	(6,542)	13,235
Net ABS issuance premium amortization	(12,413)	(7,271)
Total ABS issued interest expense	$745,477	$421,657

Average balance of ABS	$20,448,735	$20,313,996

ABS interest expense	3.63%	1.97%
ABS issuance expense amortization	0.11%	0.08%
Net ABS interest rate agreement (income) expense	(0.03)%	0.07%
Net ABS issuance premium amortization	(0.06)%	(0.04)%
Cost of funds of issued ABS	3.65%	2.08%

The coupon payments on the consolidated ABS issued are primarily indexed to one-, three-, and six-month LIBOR. Over the past year, short-term interest rates have risen and, thus, so has the cost of funds of the consolidated ABS issued by securitization entities consolidated on our reported balance sheets.

Operating Expenses

Total operating expenses increased by 25% from 2004 to 2005 due to investments in systems and infrastructure, increases in the scale of our operations, increased excise taxes, and increased accounting, consulting fees, and internal control costs. Generally, the scale of our business over the last few years has increased more rapidly than our operating expenses. Our operating costs continue to increase in part because of increased personnel needs resulting from both prior and anticipated growth. The reconciliation of GAAP operating expense to operating expense before excise tax and variable stock option income (or expense) is provided in the table below.

Table 26 Operating Expenses

(Dollars in thousands)	2005	2004

Total operating expenses	$48,382	$38,692
Less: Excise tax	(1,180)	(626)
Less: Variable stock option income/(expense) (VSOI/VSOE)	123	(1,018)
Total operating expenses before excise tax and VSOE/VSOI	$47,325	$37,048
Components of total operating expense before excise tax and VSOE/VSOI
Fixed compensation expense	$11,082	$8,040
Other operating expense	17,135	12,624
Incentive stock expense	1,077	1,289
Variable compensation expense	18,031	15,095
Total operating expenses before excise tax and VSOE/VSOI	$47,325	$37,048
Net interest income (NII)	$204,927	$220,197
Adjusted efficiency ratio (Operating expense before excise tax and VSOE/VSOI)/net interest income	23%	17%

Our operating efficiency ratio was higher in 2005 than in 2004 due to continued growth in systems and infrastructure at a time when we were selling assets. We exclude excise tax and variable option expense or income (VSOE/VSOI) in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these two types of excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses under FAS 123, however, are an on-going expense and are included in operating expense before excise tax and VSOE/VSOI.

Excise tax is a function of the timing of dividend distributions. In years which we delay distributing dividends on a portion of our REIT taxable income, under the REIT tax rules, we may pay excise taxes on a portion of this delayed distribution. Excise tax is included in operating expenses on our Consolidated Statements of Income.

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

Accounting rules (FAS 115, EITF 99-20, and SAB 5(m)) require us to review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate permanent impairment as defined by GAAP. Assets with reduced discounted projected cash flows are written down in value (through a non-cash income statement charge) if the current fair market value for that asset is below our current basis. If the market value is above our basis, our basis remains unchanged and there is no gain recognized in income. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment could be substantial. Under the accounting rules (FAS 115, EITF 99-20, and SAB 5(m)), we recognized other-than-temporary impairments of $4.4 million for 2005 and $6.4 million for 2004.

Some of our interest rate agreements are accounted for as trading instruments, and in 2005, we de-designated one agreement as such as part of our call of an Acacia securitization. As a result, we recognized gains of $2.5 million in 2005 and losses of $0.5 million in 2004 on these interest rate agreements.

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

Table 27 Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income

(In thousands, except per share data)	Actual 2005	Actual 2004

GAAP net income	$199,872	$232,635
GAAP/Tax differences in accounting for:
Interest income and interest expense	(25,359)	(27,402)
Credit losses	(2,134)	6,352
Operating expenses	5,428	(14,701)
Gains (losses) and valuation adjustments	(6,160)	38,223
Provisions for taxes	12,278	5,870
Total taxable income (pre-tax)	183,925	240,977
Earnings from taxable subsidiaries	(12,616)	(39,104)
REIT taxable income (pre-tax)	$171,309	$201,873

GAAP net income per share	$7.96	$10.47
Total taxable income per share	$7.43	$10.89
REIT taxable income per share	$6.92	$9.12

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

During 2005, a portion of taxable income was in the form of net capital gains resulting from the sales and calls of some of our residential loan CES. Our income from this activity was long-term capital gain income for tax purposes. Thus, during 2005, 23.291% of our dividends distributed were characterized as a distribution of long-term capital gain income and the remaining 76.709% was characterized as a distribution of ordinary income. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Assets

Below we discuss our business of investing in, financing, and managing real estate loans and securities in each of our earnings asset portfolios.

Residential Real Estate Loans

We acquire high-quality residential real estate loans on a bulk or flow basis from major originators. Prior to 2006, these loan purchases were predominately short reset LIBOR indexed ARMs (LIBOR ARMs). Generally, we financed the acquisition of these loans through our Sequoia securitization program. In 2006, we expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed rate coupon for a period of two to ten years before becoming adjustable). Hybrids represented 66% of our loan acquisitions in 2006.

The following table provides detail of the activity for 2006 and 2005.

Table 28 Residential Real Estate Loans Activity

(In thousands)	2006	2005

Residential real estate loans at beginning of period	$13,874,792	$22,504,765
Acquisitions	2,017,686	1,863,240
Sales	—	(507,444)
Recognized gains on sales, net	—	84
Principal repayments	(6,513,348)	(9,936,152)
Transfers to REO	(6,889)	(4,772)
Premium amortization	(48,700)	(45,174)
Reversal of credit provision	394	245
Residential real estate loans at end of period	$9,323,935	$13,874,792

The residential real estate loans carried on our consolidated balance sheets have declined from $13.9 billion at December 31, 2005 to $9.3 billion at December 31, 2006. The reason for the significant decline in the loan balance is due to the high level of prepayments on LIBOR ARM loans.

Our December 31, 2006 residential loan balance of $9.3 billion includes $8.0 billion that was funded via securitization and $1.3 billion of loans that are financed with equity and Redwood debt. In 2007, we will either securitize these loans through our Sequoia program, sell these loans to a third party, or continue to hold these loans funded with Redwood debt to earn an interest spread. Our decision will ultimately depend on a number of factors including our level of excess cash and the availability of attractive alternative investment opportunities.

Residential CES

The largest part of our business in terms of capital employed is investing in residential CES. These securities have credit ratings that are below investment-grade. Due to the large amount of underlying loans, these credit-enhancement assets have concentrated credit risks, and both the upside opportunities and downside risks that could come from taking on concentrated risks.

Our residential CES was $722 million at year-end 2006 and $593 million at year-end 2005, a growth rate of 22% during 2006. The following table provides detail of the activity for each of those years.

Table 29 Residential CES Activity

(In thousands)	2006	2005

Balance at beginning of period	$592,552	$561,658
Acquisitions	250,214	267,803
Sale proceeds	(62,232)	(207,360)
Gains recognized on sales, net	6,970	39,736
Principal repayments (including calls	(98,886)	(80,623)
Gains recognized on calls, net	1,341	18,909
Discount amortization	57,404	36,540
Upgrades to investment-grade securities	(30,667)	(23,701)
Change in fair market value adjustments, net	4,835	(20,410)
Balance at end of period	$721,531	$592,552

We acquired $250 million CES in 2006, only a slight decrease from our acquisition activity of $268 million in 2005. Sales of CES in 2006 were significantly lower than in the previous year when we sold a significant portion of our 2005 and 2004 CES vintage in order to reduce our credit risk exposure.

Prime securities are residential mortgage-backed securities backed primarily by high credit quality loans. Many of the loans are jumbos, with loan balances greater than conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (LTV) (75% or less), and limited concentrations of investor properties.

Alt-a securities are residential mortgage-backed securities that have higher credit quality than subprime and lower credit quality than prime. Alt-a originally represented loans with alternative documentation, but has shifted over time to include loans with additional risk characteristics and a higher percentage of investor loans. For example, borrowers’ income may not be verified, and in some cases, may not be disclosed on the loan application. Expanded criteria also allows for higher debt-to-income ratios with higher accompanying LTV than otherwise would be permissible for prime loans.

Subprime securities are residential mortgage-backed securities backed by loans to borrowers who have impaired credit histories, but who appear to exhibit the ability to repay the current loan. Typically, these borrowers have lower credit scores or other credit deficiencies that prevent them from qualifying for prime or alt-a mortgages. To compensate for the greater risks and higher costs to service the loans, subprime borrowers pay higher interest rates, points, and origination fees. When evaluating the acquisition of CES backed by subprime loans, we use loss assumptions that are significantly higher than those we use for prime loans.

The following table details our 2006 and 2005 year-end residential CES portfolios by the underlying loan type (prime, alt-a, subprime) and by credit rating.

Table 30 Residential CES – Credit Rating and Collateral Type

At December 31, 2006	Rating
(In millions)	Total	BB	B	Unrated

Prime	$555	$307	$119	$129
Alt-a	157	94	23	40
Subprime	10	7	—	3
Total residential CES	$722	$408	$142	$172

At December 31, 2005	Rating
(In millions)	Total	BB	B	Unrated

Prime	$513	$272	$107	$134
Alt-a	80	51	8	21
Subprime	—	—	—	—
Total residential CES	$593	$323	$115	$155

The loans underlying all of our residential CES totaled $210 billion at December 31, 2006. Of these loans, $187 billion were prime, $18 billion were alt-a, and $5 billion were subprime. They are located nationwide with a large concentration in California. They continue to perform well from a credit perspective. During 2006, realized residential credit losses were $9.8 million of principal value, a rate that is less than one basis point (0.01%) on an annualized basis of the balance of loans. Serious delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at December 31, 2006 were 0.37% of current balance and 0.23% of original balance. For loans in prime pools, delinquencies were 0.20% of current balance and 0.12% of original balance. Alt-a pools had delinquencies of 1.03% of current balance and 0.60% of original balance. Subprime loans had delinquencies of 3.87% of current balance and 2.78% of original balance.

As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($1.2 billion) and carrying value ($722 million), which equals fair market value of these residential loan CES at December 31, 2006, was $459 million. Of this difference, $372 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $145 million represented a purchase discount we are accreting into income over time, and $58 million represented net unrealized mark-to-market gains.

Residential Investment-Grade Securities

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. These IGS are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others. The credit performance of these assets continued to be strong during 2006. At December 31, 2006 and 2005, the majority of these securities were funded through securitizations under our Acacia program.

Our residential investment-grade securities totaled $1.7 billion at year-end 2006 and $1.3 billion at year-end 2005. The growth rate for 2006 was 35%. The following table provides detail of the activity for each of those years.

Table 31 Residential Investment-Grade Securities Activity

(In thousands)	2006	2005

Balance at beginning of period	$1,260,090	$973,884
Acquisitions	732,692	481,096
Sale proceeds	(218,219)	(105,828)
Gains recognized on sales, net	2,155	2,076
Principal repayments (including calls	(117,976)	(102,983)
Gains recognized on calls, net	65	30
Discount amortization	5,265	2,444
Upgrades from residential CES	30,667	23,701
Change in fair market value adjustments, net	2,511	(14,330)
Balance at end of period	$1,697,250	$1,260,090

We acquired more residential investment-grade securities in 2006 than in 2005 as we increased acquisitions for our Acacia securitization program. Sales increased in 2006 as we called two prior Acacia CDOs and sold a portion of the underlying assets in those securitizations.

The following table details the type of underlying loans (prime, alt-a, subprime) and the current credit rating of our residential investment-grade securities as of December 31, 2006 and 2005.

Table 32 Residential Investment-Grade Securities – Credit Rating and Collateral Type

At December 31, 2006	Rating
(In millions)	Total	AAA	AA	A	BBB

Prime	$723	$14	$181	$243	$285
Alt-a	456	136	84	106	130
Subprime	518	8	127	209	174
Total residential IGS	$1,697	$158	$392	$558	$589

At December 31, 2005	Rating
(In millions)	Total	AAA	AA	A	BBB

Prime	$635	$24	$191	$203	$217
Alt-a	118	6	71	11	30
Subprime	507	5	114	324	64
Total residential IGS	$1,260	$35	$376	$538	$311

As illustrated in the table above, the largest increase in our residential investment-grade portfolio was in alt-a securities. We believe that this area offered attractive risk/return profiles relative to other sectors.

Commercial Real Estate Loans

We have invested in commercial real estate loans since 1998. At December 31, 2006 and 2005, commercial real estate loans totaled $28 million and $60 million, respectively. These include mezzanine loans, subordinated (junior or senior lien) loans, and b-notes (b-notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan). Credit performance of our commercial loan portfolio remain strong and in line with our expectations.

The decline in the loan balance from December 31, 2005 to December 31, 2006 resulted from loan prepayments. We acquired no commercial real estate loans during 2006. This was primarily due to increasing levels of leverage underwritten by many whole loan lenders during the year, as well as lower yield (high prices) for loans. We will continue to pursue commercial real estate loans that meet our investment objectives and increase this portfolio when we feel it is appropriate.

Commercial CES

Our total commercial CES was $448 million at December 31, 2006, an increase from $219 million at December 31, 2005. These credit-enhancement securities bear concentrated credit risks with respect to $58 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. The following table provides detail of the activity for 2006 and 2005.

Table 33 Commercial CES – Activity

(In thousands)	2006	2005

Balance at beginning of period	$218,856	$87,250
Acquisitions	238,669	131,569
Sale proceeds	(16,950)	─
Gains recognized on sales, net	352	─
Principal repayments (including calls)	(41)	(35)
Gains recognized on calls, net	─	─
Discount amortization	(1,561)	(798)
Upgrades to investment-grade securities	(3,966)	(2,192)
Change in fair market value adjustments, net	12,701	3,062
Balance at end of period	$448,060	$218,856

We have been building up our staff and infrastructure to invest in commercial CES. As a result, we have been able to significantly increase our acquisitions of these securities over the past two years.

The following table presents the credit ratings of our commercial CES at December 31, 2006 and 2005.

Table 34 Commercial CES – Credit Rating

(In millions)	Rating
	Total	BB	B	Unrated

December 31,2006	$448	$224	$90	$134

December 31,2005	$219	$131	$30	$58

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($794 million) and carrying value ($448 million) of our commercial CES at December 31, 2006 was $346 million. Of this difference, $295 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $71 million represented a purchase discount we are accreting into income over time, and $20 million represented net unrealized mark-to-market gains.

Table 35 Commercial Investment-Grade Securities

Our commercial IGS totaled $120 million at December 31, 2006 and $185 million at December 31, 2005. The following table provides detail of the activity for each of those years.

Commercial Investment-Grade Securities – Activity

(In thousands)	2006	2005

Balance at beginning of period	$185,032	$212,439
Acquisitions	11,172	58,208
Sale proceeds	(75,508)	(61,166)
Gains recognized on sales, net	1,380	902
Principal repayments (including calls)	(7,624)	(18,626)
Gains recognized on calls, net	─	─
Discount amortization	(212)	(939)
Upgrades from commercial CES	3,966	2,192
Change in fair market value adjustments, net	1,407	(7,978)
Balance at end of period	$119,613	$185,032

We sold securities in conjunction with calls of two prior Acacia securitizations.

The following table presents the credit ratings of our commercial investment-grade securities at December 31, 2006 and 2005.

Table 36 Commercial Investment-Grade Securities – Credit Rating

(In millions)	Rating
	Total	AAA	AA	A	BBB

December 31, 2006	$120	$9	$2	$16	$93

December 31, 2005	$185	$11	$2	$20	$152

CDO CES

Collateralized debt obligations (CDOs) are a form of securitization in which a diverse portfolio of assets is acquired by a securitization entity that creates and sells securities (CDO securities) in order to fund its asset purchases. We acquire CDO securities created by others as an asset portfolio investment. These CDO securities are generally backed by residential and commercial real estate assets.

At December 31, 2006, our CDO CES totaled $22 million, an increase from $12 million at December 31, 2005. The change in balance from 2005 to 2006 consisted of $11 million of acquisitions, net of $1 million in sales. Acquisitions for 2005 totaled $10 million. There were no sales or calls during 2005.

The following tables present the credit ratings of our CDO CES at December 31, 2006 and 2005.

Table 37 CDO CES – Credit Rating

(In millions)	Rating
	Total	BB	B		Unrated

December 31, 2006	$22	$14	$	─		$8

December 31, 2005	$12	$12	$	─	$	─

CDO Investment-Grade Securities

At December 31, 2006, our CDO IGS totaled $224 million, an increase of $73 million from the December 31, 2005 balance of $151 million. The 2006 growth rate was 49%.

Acquisitions for CDO investment-grade securities totaled $79 million in 2006 and $47 million in 2005. Principal paydowns (other than calls) were $1 million in 2006 and $1 in 2005. There were no calls in 2006 and $11 million of calls in 2005. Sales for this portfolio were $5 million during 2006 and there were no sales during 2005.

The following tables present the credit ratings of our CDO IGS at December 31, 2006 and 2005.

Table 38 CDO Investment-Grade Securities – Credit Rating

(In millions)	Rating
	Total	AAA	AA	A	BBB

December 31, 2006	$224	$66	$30	$52	$76

December 31, 2005	$151	$39	$23	$37	$52

Liabilities and Stockholders’ Equity

Redwood Debt

We use repurchase (repo) agreements and our Madrona commercial paper facility to finance residential real estate loans. We may securitize these loans or continue to fund them with debt. To finance securities we use warehouses and repo agreements. The Acacia warehouses have limited recourse to Redwood, whereas other Redwood debt facilities have full recourse to us. Redwood debt is secured by pledges of our loans and securities. The table below shows the amount of debt outstanding by facility at December 31, 2006 and 2005.

Table 39 Redwood Debt by Facility

(In thousands)	2006	2005
Loans
Repo agreements	$959,139	$—
Madrona commercial paper facility	300,000	—

Securities
Acacia warehouses	597,069	169,707

Total Redwood debt	$1,856,208	$169,707

In the last few years, we generally used Redwood debt to fund the acquisition of loans and securities on a temporary basis prior to their sale to a securitization entity. We are now acquiring assets as a longer-term investment that we intend to fund on an ongoing basis with Redwood debt. This accounts for most of the increase in Redwood debt during 2006. The amount of debt we use to fund assets is determined on an asset-by-asset basis by our internal policies – on average we expect to allocate 8% equity under our risk management policies for debt-funded assets.

Asset-Backed Securities Issued

Redwood has securitized the majority of the assets shown on its consolidated balance sheets. In a securitization, Redwood sells assets to a securitization entity that creates and sells asset-backed securities (ABS) in order to fund its asset purchases. The residential whole loan securitization entities Redwood sponsors are called Sequoia and the CDO securitization entities Redwood sponsors are called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood Trust. Nevertheless, since, according to accounting definitions, we control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheets. At December 31, 2006, our consolidated balance sheets included $10.3 billion of assets owned by the securitization entities (79% of total consolidated assets) and included $10.0 billion of liabilities of the securitization entities (83% of total consolidated liabilities).

Generally, when we securitize assets, as opposed to owning them directly and funding them with Redwood debt and equity, our reported cost of funds is higher (the cost of ABS securities issued is generally higher than that of our debt) but we utilize less equity capital. As a result, our return on equity may increase after securitization. In addition, liquidity risks are generally reduced or eliminated, as the Redwood debt associated with the accumulation of these assets during their accumulation is paid off following securitization.

The following table provides detail of the activity for asset-backed securities (ABS) issued in 2006 and 2005.

Table 40 ABS Activity

2006 (In thousands)	Balance at December 31, 2005	New Issuance	Paydowns	Amortization	Balance at December 31, 2006

Sequoia ABS with principal value, net	$13,274,192	$799,048	$(6,468,345)	$(9,892)	$7,595,003
Sequoia interest only ABS	142,788	—	—	(68,240)	74,548
Acacia ABS with principal value, net	2,164,063	682,801	(552,636)	401	2,294,629
Acacia CES issued	—	14,367	—	677	15,044
Commercial	4,234	—	(4,251)	17	—
Total ABS issued	$15,585,277	$1,496,216	$(7,025,232)	$(77,037)	$9,979,224

2005 (In thousands)	Balance at December 31, 2004	New Issuance	Paydowns	Amortization	Balance at December 31, 2005

Sequoia ABS with principal value, net	$21,719,083	$1,455,157	$(9,886,856)	$(13,192)	$13,274,192
Sequoia interest only ABS	210,385	25,796	—	(93,393)	142,788
Acacia ABS with principal value, net	1,691,461	794,081	(321,502)	23	2,164,063
Acacia CES issued	—	—	—	——	—
Commercial	9,234	4,229	(9,523)	293	4,234
Total ABS issued	$23,630,163	$2,279,263	$(10,217,881)	$(106,269)	$15,585,277

Junior Subordinated Notes

On December 12, 2006, we issued $100 million of junior subordinated notes (trust preferred securities) through Redwood Capital Trust I, a newly formed wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to LIBOR plus 2.25% until they are redeemed in whole, or mature on January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In our internal risk-adjusted capital calculations, we consider these trust preferred securities as part of our capital base.

Interest Rate Agreements

We generally use interest rate agreements to reduce the potential volatility of our earnings as interest rates change. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At December 31, 2006, we were party to interest rate agreements with an aggregate notional value of $3 billion and a net fair market value of $21 million. At December 31, 2005, we were party to interest rate agreements with an aggregate notional value of $7 billion and a net fair market value of $31 million.

Stockholders’ Equity

Our reported book value at December 31, 2006 was $37.51 per share, an increase from $37.20 per share at the beginning of the year. Our book value per share increased this year as a result of retained earnings, increases in the net fair market value of our assets and interest rate agreements, and accretive stock issuance.

We issue equity only when we believe equity growth will enhance long-term earnings and dividends per share, compared to what they would have been otherwise. Given the amount and quality of the asset acquisition opportunities we anticipate seeing, we currently expect to seek additional equity and/or long- term debt capital during 2007.

Cash Requirements, Sources of Cash, and Liquidity

We use cash to fund our operations and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions. One primary source of cash is principal and interest payments received on a monthly basis from real estate loans and securities. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, proceeds from calls of securities, borrowings, and issuance of equity and debt.

Cash flows generated and used within consolidated ABS securitization entities are not directly available to Redwood, although they are shown on our consolidated statement of cash flows. We own the call rights for many of these securitization entities, generally allowing us, when certain targets or dates have been met, to pay off the ABS liabilities of these entities and acquire their assets at par.

We generally use capital, rather than securitization proceeds or Redwood debt, to fund investments in assets that have highly concentrated credit risks, including residential CES, commercial CES, and CDO CES and similar illiquid assets. For the acquisition of assets with less credit sensitivity, we employ leverage and the capital component is much lower, generally from 8% to 30%. We use structured leverage through Sequoia and Acacia, which is non-recourse to us, or Redwood debt.

During 2006, we raised $66 million new equity capital through our Dividend Reinvestment and Stock Purchase Plan (DSPP) and received $100 million in proceeds from the sale of trust preferred securities. Additionally, we freed up capital by selling $65 million of some of our riskiest residential CES and by recycling $32 million of capital by securitizing certain second-loss residential CES through our Acacia program. These securities were previously funded with capital. We absorbed all of the capital we raised and freed up in 2006 primarily through acquisitions of residential whole loans, residential and commercial CES, and investment-grade securities.

Our excess capital balance was $182 million at December 31, 2006, down from $189 million at December 31, 2005. We derive our excess capital figures by calculating the amount of cash we would have available for investment if we fully leveraged our loans and securities in accordance with our internal risk capital policies and deducted from the resulting cash balances the amount needed to fund operations, working capital, and provide for certain potential liquidity risks. For the purpose of calculating our capital base, trust preferred securities are considered capital.

We plan to increase the level of our investment activity in 2007 compared to 2006. To finance these planned investments, we expect to use a combination of Redwood debt, ABS issued through our Sequoia and Acacia securitization programs, and capital. We believe net capital absorption will likely be between $200 million and $400 million. Since this amount of capital currently exceeds the amount of our excess capital, we expect to raise additional capital in 2007. The exact amount and source of that additional capital is uncertain at this time. Potential sources include sales of equity under our DSPP, as well as public or private sales of common stock, trust preferred securities, or subordinated debt. Although we are optimistic that we will be able to raise the additional capital required to fund our planned increase in investments during 2007, our ability to do so or to do so at attractive rates will depend upon capital market conditions and other factors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our contractual obligations and commitments as of December 31, 2006, as well as the obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 41 Contractual Obligations and Commitments as of December 31, 2006

(In thousands)	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Redwood debt	$1,856,208	$1,856,208	$—	$—	$—
Junior subordinated notes	100,000	—	—	—	100,000
Accrued interest payable	7,392	7,392	—	—	—
Operating leases	16,780	1,350	3,316	3,540	8,574
Purchase commitments	19,439	19,439	—	—	—
Total Redwood obligations and commitments	$1,999,819	$1,884,389	$3,316	$3,540	$108,573
Obligations of Securitization Entities:
Consolidated asset-backed securities	$9,979,224	$485,929	$—	$—	$9,493,295
Accrued interest payable	43,198	43,198	—	—	—
Total obligations of securitization entities	$10,022,422	$529,127	$—	$—	$9,493,295
Total consolidated obligations and commitments	$12,022,241	$2,413,516	$3,316	$3,540	$9,601,868

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown (except for ABS called in January 2007), the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down. In December 2006 we exercised our right to call three Sequoia securitizations. These calls were completed in January 2007 and therefore the table shows this amount as becoming due in less than one year.

MARKET RISKS

We seek to manage the risks inherent in our business – including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and market value risk – in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Much of our capital base is employed in owning credit-enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and alt-a and subprime residential loans) has increased and will likely continue to increase. We also own a wide variety of residential and commercial real estate loans of various quality grades that are not securitized.

Credit losses from any of the loans in securitized loan pools reduce the principal value of and economic returns on the lower-rated securities in these pools. Credit losses on real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could increase beyond levels that we have anticipated. Credit losses on real estate loans can vary for reasons not related to the general economy.

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

We acquire credit-enhancement securities backed by negative amortization adjustable-rate loans made to residential borrowers. Some of these are prime-quality loans while many are alt-a quality loans. We still expect significantly higher delinquencies and losses from these loans compared to regular amortization loans. Nevertheless, we believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of the way in which the securitizations of these riskier loan types are structured and because of attractive acquisition pricing. Although seemingly attractive, there is substantial uncertainty about the future performance of these assets.

The large majority of the commercial loans we credit-enhance are fixed-rate loans. Some of the loans are interest-only loans. In general, the loans are not fully amortizing and therefore require balloon payments at maturity.

We will experience credit losses on residential and commercial loans and CES. To the extent the losses are in the amount and timing that we assumed, we believe we will earn attractive returns on our investments. We manage our credit risks by first understanding the extent of the risk we are taking and insuring the appropriate underwriting criteria are met. We have systems and staff in place to continually monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely we will take actions (including selling the assets) to mitigate potential losses. We may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses.

In addition to residential and commercial CES, the Acacia entities we also sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a first-loss residential loan CES or commercial loan CES or equivalent) issued by securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by subprime and alt-a residential loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality residential loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood’s interest in Acacia) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our consolidated balance sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss CES as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

We also own investment-grade real estate securities backed by loans of various quality grades. These securities benefit from some credit protection, but if losses to the underlying loans are high enough, they could suffer credit rating downgrades, market value declines, or principal value losses.

Interest Rate Risk

Interest rates and the shape of the yield curve can affect the cash flows and market values of our assets, liabilities, and interest rate agreements, and thus affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to the degree that the achievement of our long-term goals would likely be affected by changes in interest rates. We are willing to accept short-term volatility of earnings and changes in our reported equity while seeking to achieve attractive long-term returns.

We use interest rate agreements to help us achieve our interest rate risk strategy. We enter into these agreements to maintain a closer match between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued and between pledged assets and Redwood debt. We do not attempt to completely hedge changes in interest rates and, at times, we may have more interest rate risk than we generally want in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

Prepayments affect GAAP earnings in the near-term primarily through the timing of the amortization of purchase premium and discount and through triggering fair market value writedowns. Amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in interest rates (as they affect projected coupons on ARMs and other assets and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. In addition, the timing of premium amortization on assets may not always match the timing of the premium amortization on liabilities even when the underlying assets and liabilities are in the same securitization and paydown at the same rate.

Changes in prepayment forecasts by market participants could affect the market prices for ABS (especially IO securities) sold by securitization entities, and thus could affect the profits we earn from securitized assets.

There are prepayment risks in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to changes in prepayment rates is on short-term residential ARM loans. We are currently biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, in the short-term, for GAAP, increases in ARM prepayment rates could cause negative GAAP earnings volatility.

Through our ownership of discount residential loan CES backed by fixed rate and hybrid residential loans, overall we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium-and-long-term interest rates decline.

Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

Prepayment rates are difficult to predict or anticipate, and variations in prepayment rates can materially affect our earnings and dividends. For example, ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase.

We do not believe it is possible or desirable to control the effects of prepayments in the short-term. Thus our general approach is to seek to balance overall characteristics of our balance sheets so that the net present values of cash flows generated over the life of the assets and liabilities in our consolidated portfolios do not materially change as prepayment rates change.

Market Value and Liquidity Risks

Our consolidated real estate loans are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the market value of the loans do not have an impact on our liquidity. However, changes in fair market values during the accumulation period (while these loans are funded with Redwood debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity.

The consolidated securities are accounted for as available-for-sale and are generally marked-to-market through our balance sheets and not through our income statement. Some of these assets are credit-sensitive, and all are interest-rate sensitive. Fair market value fluctuations of these assets can affect reported stockholders’ equity. Most of these securities are owned by securitization entities we sponsor and market value fluctuations on these securities do not have an impact on our liquidity. Fair market value fluctuations on securities we own and fund with short-term debt (generally prior to securitization) could have an impact on our liquidity. Our earnings could be affected by adverse changes in market values on all securities we own or consolidate to the extent there is an accompanying adverse change in projected cash flows. In these cases, the negative changes in fair market values are reported through our income statement.

Our consolidated obligations consist primarily of ABS issued. These are reported at amortized cost. Generally, changes in market value of ABS issued have no impact on our liquidity. However, because many of our consolidated assets funded with ABS issued are reported at market value, the resulting reported net equity may not necessarily reflect the true net fair market value of assets and liabilities in these securitization entities.

Increasingly, we are holding debt-funded assets for longer terms as an ongoing investment. That is, we are increasing the level of loans and securities funded with debt that is recourse to Redwood. This will increase our market value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Our financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair market value without considering inflation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and the possible effect of changes in estimates on our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.

Revenue Recognition

When recognizing revenue on consolidated earning assets, we employ the effective yield method and use assumptions about the future to determine an effective yield that drives amortization of premiums, discounts, and other net capitalized fees and costs associated with purchasing and financing real estate loans and securities.

Loan Premium Amortization

For consolidated real estate loans, the effective yield method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we apply the existing interest rate at the reporting date rate to determine the effective yield for each pool of loans. During a period of rising short-term rates, the coupon is projected to increase, resulting in a higher effective yield. Prior to the coupon rate resetting, (generally one to six months for these loans), the amount of amortization is lower than it will be once the coupon rate resets. Thus, for the past two years, as short-term rates increased, the amount of purchase premium we amortized was less than it would have been in a flat interest rate environment. With lower premium amortization expenses as a result of rising interest rates combined with rapid prepayments, our cost bases have increased on our remaining loans. The cost bases in these loans continues to exceed their estimated fair market values.

For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments on a pool basis to calculate an effective yield and to amortize the premium or discount. Any volatility in amortization expense is dependent primarily on prepayments. The cost bases of these loans are approximately equal to their fair market values.

Securities Discount Amortization

For discount amortization on our consolidated securities an effective yield is applied by projecting cash flows incorporating assumptions of credit losses, prepayment speeds, and interest rates over the remaining life of each asset. If our assumptions prove to be accurate, then the yield that we recognize in the current period will remain the same over the life of the security. We constantly review – and update as necessary – our assumptions and resulting cash flow projections based on historical performance, input and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions (as explained below) used to generate future cash flows will prove to be accurate or that these estimates will not change materially.

The majority of our discount amortization is generated from residential and commercial CES purchased at a significant discount to par value. Discount balances equal to the credit losses that we expect to incur are set aside as a form of credit reserve and are not amortized into income. The level of this reserve is based upon our assessment of various factors including economic conditions, characteristics and delinquency status of the underlying loans, past performance of similar loans, and other factors. Thus, when credit losses do occur, they are recorded against this reserve and there is no income statement impact at that time. The difference between the amount of our total discount and the credit reserve is the accretable discount. The accretable discount represents the amount of discount amortization that we expect to recognize into income over the remaining life of our assets. As we update our estimate of future credit losses, increases in projected losses will increase the discount set aside as reserve resulting in less accretable discount for amortization into income and lower portfolio yields. In contrast, lower credit loss projections will increase the accretable discount balance and decrease the reserve, increasing our CES discount amortization and resulting in higher portfolio yields.

The timing of projected receipt of cash flows from our CES is also an important driver in the effective yield. Slower actual or projected prepayment speeds will cause projected receipt of cash flows to be delayed and will reduce the rate of CES discount accretion resulting in a lower yield for the portfolio. An increase in actual or projected prepayment speeds will generally result in a higher portfolio yield as a result of increased CES discount amortization.

Amortization of ABS Premium

We apply an effective yield method in determining amortization for the sales premium and deferred asset-backed securities issuance cost for ABS issued. ABS sales premium will eventually be recognized through our income statement as a reduction in interest expense and the issuance cost will be amortized as additional interest expense. Similar to our securities discount amortization, the use of this method requires us to project cash flows over the remaining life of each liability. These projections are primarily impacted by forecasted prepayment rates of the related assets. If prepayment speeds are faster than modeled, the average life of the liability will shorten, and we will recognize the ABS sales premium as an expense at a faster rate, reducing interest expense and increasing net income. If prepayment speeds are slower than expected, the average life of the liability will lengthen, and it will take us longer to recognize the ABS sales premium. For the deferred asset-backed securities issuance costs, faster prepayments will result in faster amortization and an increase in interest expense while slower prepayments will result in slower amortization and a decrease in interest expense.

Other-than-Temporary Impairments

Increases in our credit loss assumptions or changes in projected prepayment rates could result in an adverse change in the net present value of expected cash flows. If we have an adverse change in projected cash flows and also the market value of that asset is less than our amortized cost, we have an other-than-temporary impairment. The basis of the asset is written down to fair market value through our consolidated statements of income. Fair market value write-downs of this type could be substantial, reducing GAAP income and causing a loss. However, for securitized assets, reductions in fair market values may not affect our cash flows or investment returns at all, or may not affect them to the degree implied by the accounting write-down.

Establishing Valuations and Accounting for Changes in Valuations

We report our securities at fair market value on our consolidated balance sheets. We believe that the estimates of fair market value we use reflect market values that we may be able to receive should we choose to sell assets. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Because we are also active acquirers, issuer of debt securities, and occasional sellers of assets, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. However, changes in perceptions regarding future events can have a material impact on the fair market values of our assets. Should such changes occur, there could be significant decreases in the fair market values of these assets.

We estimate the fair market values using available market information and other appropriate valuation methodologies. Many assumptions are necessary to estimate fair market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine fair market values. Our expectations of future performance are shaped by historical performance and input and analyses received from external sources, internal models, and our own judgment and experience. In addition to our valuation processes, we use third party sources to validate our valuation estimates.

Changes in the fair market value of the securities generally are reported through equity. However, it is possible that decreases in fair market values of securities could be reported through the income statement. See the discussion on other-than-temporary impairments above.

Credit Reserves – Loans Held-for-Investment

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

To calculate the reserve for credit losses for real estate loans, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans and estimate expected losses of each pool over their expected lives. Once we determine the loss factors, we then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). We revised and shortened our estimate of this confirmation in the second quarter of 2006. The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements.

Accounting for Derivative Instruments

We use derivative instruments to manage certain risks such as interest rate risk and market value risks. Derivative instruments are reported on our consolidated balance sheets at their fair market value. If a derivative instrument has a positive market value, it is reported as an asset. If the fair market value is negative, the instrument is reported as a liability.

Changes in fair market values of derivative instruments are reported either through the income statement or through our equity. For derivatives accounted for as trading instruments, all changes in the fair market values are recognized through the income statement. For derivatives accounted for as a cash flow hedge, most of the changes in fair market values are recorded in our balance sheet through equity. Only the ineffective portions (as determined according to the accounting principle) of the derivatives accounted for as cash flow hedges are included in our income.

Using derivatives may increase our earnings volatility as the accounting results for derivatives may not match the accounting results for the hedged asset or liability, due to our inability to or decision not to meet the requirements for certain accounting treatments, or if the derivatives do not perform as intended.

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

For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2006 was used to project the average coupon rates for each year presented, based on the characteristics of our existing portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with the interest rate scenario. Actual prepayment speeds will likely vary from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

Our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table.

The composition of our balance sheets and the set of assumptions used at December 31, 2006, differs slightly from those used at December 31, 2005, and, as a result, the presentation of the tabular information presented this year differs from a year ago. The balance of consolidated residential loans is lower, we now consolidate hybrid loans, and the balance of consolidated securities is greater. The assumptions we use reflect the market conditions at the date of the financial statements, so the future interest rates assumed and corresponding prepayment speeds used to project the cash flows differ from those used a year ago. However, the overall results are similar in that our future results still depend greatly on the credit performance of the underlying loans (although the tabular information assumes no credit losses), future interest rates (as many of our assets are adjustable-rate), prepayment behavior on residential real estate loans, and our ability to reinvest our capital (also not included in this tabular information).

Quantitative Information on Market Risk

								At December 31, 2006
(All dollars in thousands)	Principal Amounts Maturing and Effective Rates During Period							Principal Value	Carrying Value	Fair Value
Interest Rate Sensitive Assets		2007	2008	2009	2010	2011	Thereafter
Residential Real Estate Loans
Adjustable Rate	Principal	1,828,375	1,519,047	1,145,466	858,417	641,451	1,813,043	7,805,799	7,919,466	7,836,879
	Interest Rate	5.94%	6.08%	6.08%	6.09%	6.18%	6.34%		101.46%	100.40%
Hybrid	Principal	353,392	264,737	198,455	148,619	111,821	329,179	1,406,203	1,404,469	1,402,707
	Interest Rate	5.66%	5.72%	5.95%	6.12%	6.45%	7.01%		99.88%	99.75%
Residential Credit-Enhancement Securities
Adjustable Rate	Principal	86,473	120,467	128,843	106,139	72,686	199,491	714,099	376,251	412,819
	Interest Rate	5.66%	5.71%	5.72%	5.99%	7.10%	7.85%		52.69%	57.81%
Fixed Rate	Principal	2,565	3,053	4,364	6,283	7,774	54,306	78,345	61,020	65,451
	Interest Rate	9.27%	9.27%	9.34%	9.43%	9.56%	9.59%		77.89%	83.54%
Hybrid	Principal	35,842	42,380	59,918	51,326	40,380	158,315	388,161	226,245	243,261
	Interest Rate	5.08%	5.34%	5.81%	6.27%	6.70%	7.06%		58.29%	62.67%
Residential Investment-Grade Securities
Adjustable Rate	Principal	7,944	6,386	5,016	8,436	20,490	968,761	1,017,033	1,008,964	1,017,301
	Interest Rate	4.30%	4.31%	4.58%	4.98%	5.35%	5.53%		99.21%	100.03%
Fixed Rate	Principal	2,008	1,870	2,929	2,887	3,040	278,898	291,632	289,710	289,514
	Interest Rate	5.85%	5.85%	5.85%	5.86%	5.88%	5.93%		99.34%	99.27%
Hybrid	Principal	2,962	2,595	8,073	3,959	4,175	378,178	399,942	393,551	390,435
	Interest Rate	4.88%	5.26%	5.53%	6.19%	6.49%	6.87%		98.40%	97.62%
Commercial Real Estate Loans
Fixed Rate	Principal	—	—	13,946	9,227	—	15,187	38,360	28,172	29,328
	Interest Rate	5.36%	5.36%	5.36%	5.63%	5.82%	5.82%		73.44%	76.45%
Commercial Credit-Enhancement Securities
Fixed Rate	Principal	—	—	—	—	—	793,743	793,743	426,979	448,060
	Interest Rate	5.18%	5.18%	5.18%	5.18%	5.18%	5.28%		53.79%	56.45%
Commercial Investment-Grade Securities
Adjustable Rate	Principal	29	21	19	17	18	1,012	1,116	1,116	1,140
	Interest Rate	5.69%	5.73%	5.74%	5.78%	5.90%	6.55%		100.00%	102.15%
Fixed Rate	Principal	6,297	1,870	387	4,467	5,334	103,398	121,753	118,386	118,473
	Interest Rate	5.68%	5.68%	5.68%	5.72%	5.73%	5.95%		97.23%	97.31%
CDO Credit-Enhancement Securities
Variable Rate	Principal	—	—	—	—	—	28,731	28,731	21,842	21,964
	Interest Rate	8.51%	8.51%	8.51%	8.51%	8.51%	8.51%		76.02%	76.45%
CDO Investment-Grade Securities
Adjustable Rate	Principal	1,954	3,044	7,284	13,679	16,619	171,833	214,413	214,312	216,265
	Interest Rate	5.65%	5.65%	5.94%	6.10%	6.37%	6.41%		99.95%	100.86%
Fixed Rate	Principal	—	—	—	—	—	8,000	8,000	7,863	8,084
	Interest Rate	6.34%	6.34%	6.34%	6.34%	6.34%	5.82%		98.29%	101.05%

Quantitative Information on Market Risk

								At December 31, 2006
(All dollars in thousands)	Principal Amounts Maturing and Effective Rates During Period							Principal Value	Carrying Value	Fair Value
Interest Rate Sensitive Liabilities		2007	2008	2009	2010	2011	Thereafter
SHORT-TERM DEBT
Repo Agreements and Warehouse Facilities	Principal	1,856,208	—	—	—	—	—	1,856,208	1,856,208	1,856,208
	Interest Rate	5.29%	—	—	—	—	—		100.00%	100.00%

ASSET-BACKED SECURITIES ISSUED
Adjustable Rate	Principal	1,957,335	1,475,424	1,118,961	885,250	662,173	3,796,823	9,895,966	9,967,224	9,924,446
	Interest Rate	5.21%	5.22%	5.27%	5.49%	5.69%	5.97%		100.72%	100.29%

Fixed Rate	Principal	—	—	—	—	—	12,000	12,000	12,000	11,135
	Interest Rate	6.56%	6.56%	6.56%	6.56%	6.56%	6.56%		100.00%	92.79%

JUNIOR SUBORDINATED NOTES	Principal	—	—	—	—	—	100,000	100,000	100,000	100,000
	Interest Rate	7.54%	7.25%	7.20%	7.27%	7.40%	7.62%		100.00%	100.00%

INTEREST RATE AGREEMENTS
Interest Rate Cap/Corridors	Notional Amount	516,525	315,780	8,000	9,000	3,000	64,400	916,705	1,114	1,114
(Purchased/Sold)	Buy Strike Rate	11.24%	11.38%	4.75%	4.61%	6.33%	6.49%
	Receive Strike Rate	12.12%	12.33%	4.96%	5.61%	—	—

Eurodollar Futures	Notional Amount	296,000	296,000	239,000	—	—	—	831,000	46	46
(Sold)	Sales Price	94.87	95.02	94.92

Interest Rate Swaps	Notional Amount	34,156	172,852	252,903	114,564	337,398	580,293	1,492,166	19,453	19,453
(Purchased)	Receive Strike Rate	5.25%	4.97%	4.95%	5.02%	5.15%	5.31%
	Pay Strike Rate	4.95%	4.81%	5.09%	5.03%	5.27%	4.93%

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws, as adopted on May 5, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 9, 2005)
3.2.1	Amendment to Amended and Restated Bylaws, as adopted on November 13, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3, filed on November 17, 2005)
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 4.2, filed on May 19,1995)
4.2

Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.3

Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.4

Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 14, 2002)

4.5

Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on June 13, 2002)

4.6

Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

Exhibit Number	Exhibit

4.7

Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.8

Purchase Agreement dated December 12, 2006 among Redwood Capital Trust I and Merrill Lynch International (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.9

Purchase Agreement dated December 12, 2006 among Redwood Capital Trust I and Bear, Stearns & Co. Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

10.1

Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between George E. Bull III and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.10.1)

10.2

Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between Douglas B. Hansen and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.11.1)

10.3

Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Brett D. Nicholas and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.4, filed on February 25, 2005)

10.4

Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Loren Picard and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.5, filed on February 25, 2005)

10.5

Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Andrew I. Sirkis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.6, filed on February 25, 2005)

10.6

Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Harold F. Zagunis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.7, filed on February 25, 2005)

10.7

Employment Agreement, dated as of June 1, 2005, by and between Martin S. Hughes and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 6, 2005)

10.8

Form of Amendment to Employment Agreement between the Registrant and each of George E. Bull III, Douglas B. Hansen, Brett D. Nicholas, Loren Picard, Andrew I. Sirkis, Harold F. Zagunis and Martin S. Hughes (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on November 17, 2005)

10.9

Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, Exhibit 10.14.5)

10.10	2002 Incentive Stock Plan, amended through May 6, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, Exhibit 10.15.2)
10.10.1

Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.1)

10.10.2

Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.2)

10.10.3

Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

Exhibit Number	Exhibit

10.10.4	Form of Restricted Stock Award Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.3)
10.10.5	2002 Incentive Plan, amended through May 11, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 16, 2006)
10.11	2002 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, Exhibit 10.16)
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

10.15	Office Building Lease, dated February, 27, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.30.2)
10.15.1

Office Building Lease, second floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.1, filed  November 2, 2006)

10.15.2

Office Building Sublease, second floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.2, filed November 2, 2006)

10.15.3

Second amendment to office building lease, third floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.3, filed November 2, 2006)

10.16

Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors Effective January 1, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 6, 2005)

10.17

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and George E. Bull III (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2006)

10.18

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Douglas B. Hansen (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2006)

10.19

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Martin S. Hughes (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2006)

10.20

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Brett D. Nicholas (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 8, 2006)

10.21

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Andrew I. Sirkis (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 8, 2006)

10.22

Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Harold F. Zagunis (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.6, filed on December 8, 2006)

21	List of Subsidiaries
23.1	PricewaterhouseCoopers LLP Consent
23.2	Grant Thornton LLP Consent

Exhibit Number	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redwood Trust, Inc.

Dated: February 19, 2007	By:	/s/ George E. Bull, III
George E. Bull, III
Chairman and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Bull, III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2007
George E. Bull, III

/s/ Douglas B. Hansen	Director and President	February 19, 2007
Douglas B. Hansen

/s/ Martin S. Hughes	Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	February 19, 2007
Martin S. Hughes

/s/ Raymond S. Jackson	Vice President and Controller (Principal Accounting Officer)	February 19, 2007
Raymond S. Jackson

/s/ Richard D. Baum	Director	February 19, 2007
Richard D. Baum

/s/ Thomas C. Brown	Director	February 19, 2007
Thomas C. Brown

/s/ Mariann Byerwalter	Director	February 19, 2007
Mariann Byerwalter

/s/ Greg H. Kubicek	Director	February 19, 2007
Greg H. Kubicek

/s/ Georganne C. Proctor	Director	February 19, 2007
Georganne C. Proctor

/s/ Charles J. Toeniskoetter	Director	February 19, 2007
Charles J. Toeniskoetter

/s/ David L. Tyler	Director	February 19, 2007
David L. Tyler

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS, AND
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Inclusion in Form 10-K Annual Report Filed With
Securities and Exchange Commission
December 31, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc. together with its consolidated subsidiaries, (we, us, or Redwood), is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that, as of December 31, 2006, Redwood’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent auditors have issued an attestation report on management’s assessment of Redwood’s internal control over financial reporting. That report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006, and our report dated February 19, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2006 AND 2005

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2004

To the Board of Directors and Stockholders of
Redwood Trust, Inc.

In our opinion, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Redwood Trust, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 14, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2006	December 31, 2005

ASSETS
Real estate loans	$9,352,107	$13,934,484
Real estate securities	3,232,767	2,418,917
Cash and cash equivalents	168,016	175,885
Total earning assets	12,752,890	16,529,286
Restricted cash	112,167	72,421
Accrued interest receivable	70,769	76,469
Interest rate agreements	26,827	31,220
Deferred tax asset	5,146	5,384
Deferred asset-backed securities issuance costs	42,468	54,125
Other assets	20,206	8,055
Total Assets	$13,030,473	$16,776,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$1,856,208	$169,707
Asset-backed securities issued	9,979,224	15,585,277
Accrued interest payable	50,590	41,027
Interest rate agreements	6,214	507
Accrued expenses and other liabilities	16,832	27,889
Dividends payable	18,715	17,593
Junior subordinated notes	100,000	—
Total liabilities	12,027,783	15,842,000
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 26,733,460 and 25,132,625 issued and outstanding	267	251
Additional paid-in capital	903,808	824,365
Accumulated other comprehensive income	93,158	73,731
Cumulative earnings	809,011	681,479
Cumulative distributions to stockholders	(803,554)	(644,866)
Total stockholders’ equity	1,002,690	934,960
Total Liabilities and Stockholders’ Equity	$13,030,473	$16,776,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)	Year Ended December 31,
	2006	2005	2004

Interest Income
Real estate loans	$608,868	$779,469	$537,145
Real estate securities	265,353	177,524	113,551
Cash and cash equivalents	10,939	5,204	922
Total interest income	885,160	962,197	651,618

Interest Expense
Redwood debt	(29,836)	(11,793)	(9,764)
Asset-backed securities issued	(671,445)	(745,477)	(421,657)
Junior subordinated notes	(423)	—	—
Total interest expense	(701,704)	(757,270)	(431,421)

Net Interest Income	183,456	204,927	220,197

Operating expenses	(55,925)	(48,382)	(38,692)
Gains on sales, net	19,577	46,730	7,639
Gains on calls	2,980	19,149	58,739
Valuation adjustments, net	(12,586)	(5,031)	(7,251)
Net income before provision for income taxes	137,502	217,393	240,632
Provision for income taxes	(9,970)	(17,521)	(7,997)

Net Income	$127,532	$199,872	$232,635

Basic earnings per share:	$4.96	$8.11	$10.85
Diluted earnings per share:	$4.85	$7.96	$10.47

Regular dividends declared per common share	$2.80	$2.80	$2.68
Special dividends declared per common share	$3.00	$3.00	$6.00
Total dividends declared per common share	$5.80	$5.80	$8.68

Basic weighted average shares outstanding	25,718,435	24,637,016	21,437,253
Diluted weighted average shares outstanding	26,313,826	25,121,467	22,228,929

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2006	2005	2004

Net Income	$127,532	$199,872	$232,635
Other Comprehensive Income:
Net unrealized gains on available-for-sale securities (AFS)	30,953	5,593	56,708
Reclassification adjustment for net (gains) included in net income	(1,061)	(44,446)	(43,913)
Unrealized (losses) gains on cash flow hedges, net	(2,448)	6,791	9,982
Reclassification of net realized cash flow hedge (gains) losses to interest expense on asset-backed securities issued and net recognized gains and valuation adjustments	(8,017)	436	401
Total Other Comprehensive Income	19,427	(31,626)	23,178
Comprehensive Income	$146,959	$168,246	$255,813

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2006

(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	127,532	—	127,532
Net unrealized gain/reclassification on assets AFS	—	—	—	29,892	—	—	29,892
Net unrealized gain/reclassification on interest rate agreements	—	—	—	(10,465)	—	—	(10,465)
Issuance of common stock:
Secondary offerings	—	—	—	—	—	—	—
Dividend reinvestment & stock purchase plans	1,358,751	14	66,402	—	—	—	66,416
Employee option & stock purchase plan	234,694	2	(1,488)	—	—	—	(1,486)
Restricted stock & stock DERs	7,390	—	14,529	—	—	—	14,529
Dividends declared:
Common	—	—	—	—	—	(158,688)	(158,688)
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2005

(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156
Net income	—	—	—	—	199,872	—	199,872
Net unrealized gain/reclassification on assets AFS	—	—	—	(38,853)	—	—	(38,853)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	7,227	—	—	7,227
Issuance of common stock:
Secondary offerings	—	—	—	—	—	—	—
Dividend reinvestment & stock purchase plans	925,060	9	46,007	—	—	—	46,016
Employee option & stock purchase plan	34,472	—	851	—	—	—	851
Restricted stock & stock DERs	19,517	—	4,285	—	—	—	4,285
Dividends declared:
Common	—	—	—	—	—	(148,594)	(148,594)
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2004

(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount

December 31, 2003	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328
Net income	—	—	—	—	232,635	—	232,635
Net unrealized gain/reclassification on assets AFS	—	—	—	12,795	—	—	12,795
Net unrealized gain/reclassification on interest rate agreements	—	—	—	10,383	—	—	10,383
Issuance of common stock:
Secondary offerings	2,350,000	24	116,741	—	—	—	116,765
Dividend reinvestment & Stock purchase plans	2,307,256	23	126,621	—	—	—	126,644
Employee option & stock purchase plan	433,337	4	4,475	—	—	—	4,479
Restricted stock & stock DERs	—	—	7,559	—	—	—	7,559
Dividends declared:
Common	—	—	—	—	—	(200,432)	(200,432)
December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$127,532	$199,872	$232,635
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(61,654)	(75,475)	(87,557)
Depreciation and amortization of non-financial assets	1,156	845	543
(Reversal of) provision for credit losses	(359)	(430)	7,236
Non-cash stock compensation	14,529	4,285	7,559
Net recognized gains and valuation adjustments	(9,971)	(60,848)	(59,127)
Principal payments on real estate loans held-for-sale	─	1,353	31
Net sales of real estate loans held-for-sale	─	336,842	3,204
Purchases of real estate loans held-for-sale	─	(323,193)	—
Net change in:
Accrued interest receivable	5,700	(4,010)	(32,753)
Deferred income taxes	(94)	5,188	(10,572)
Other assets	(6,394)	5,217	9,554
Accrued interest payable	9,563	5,963	18,508
Accrued expenses and other liabilities	(11,057)	(206)	6,589
Net cash provided by operating activities	68,951	95,403	95,850
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(2,017,553)	(1,565,246)	(10,088,680)
Proceeds from sales of real estate loans held-for-investment	8,408	181,811	112,811
Principal payments on real estate loans held-for-investment	6,536,582	9,944,183	3,635,754
Purchases of real estate securities available-for-sale	(1,322,261)	(995,298)	(879,682)
Proceeds from sales of real estate securities available-for-sale	378,982	374,354	30,891
Principal payments on real estate securities available-for-sale	227,685	214,229	220,913
Net increase in restricted cash	(39,746)	(36,383)	(14,081)
Net cash provided by (used in) investing activities	3,772,097	8,117,650	(6,982,074)
Cash Flows From Financing Activities:
Net borrowings on Redwood debt	1,686,501	(33,574)	(33,156)
Proceeds from issuance of asset-backed securities	1,496,216	2,278,804	10,741,738
Deferred asset-backed security issuance costs	(14,012)	(15,062)	(17,378)
Repayments on asset-backed securities	(7,025,232)	(10,217,882)	(3,849,363)
Proceeds from issuance of junior subordinated notes	100,000	─	─
Net proceeds (purchases) of interest rate agreements	245	(6,269)	(8,087)
Net proceeds from issuance of common stock	64,931	46,867	247,888
Dividends paid	(157,566)	(147,298)	(196,639)
Net cash (used in) provided by financing activities	(3,848,917)	(8,094,414)	6,885,003
Net (decrease) increase in cash and cash equivalents	(7,869)	118,639	(1,221)
Cash and cash equivalents at beginning of period	175,885	57,246	58,467
Cash and cash equivalents at end of period	$168,016	$175,885	$57,246
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$692,141	$751,561	$413,410
Cash paid for taxes	$10,249	$13,174	$19,175
Non-Cash Financing Activity:
Dividends declared but not paid	$18,715	$17,593	$16,183

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), invests in, finances, and manages real estate assets. We invest in residential and commercial real estate loans and in asset-backed securities backed by real estate loans. Our primary focus is credit-enhancing residential and commercial real estate loans. We credit-enhance loans by acquiring and managing the first-loss and other credit-sensitive securities that bear the bulk of the credit risk of securitized loans.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004. Certain amounts for prior years have been reclassified to conform to the December 31, 2006 presentation.

These consolidated financial statements include the accounts of Redwood Trust, Inc. (Redwood Trust) and its direct and indirect wholly-owned subsidiaries (collectively, Redwood). All inter-company balances and transactions have been eliminated in consolidation. A number of Redwood Trust’s subsidiaries are qualifying REIT subsidiaries and the remainder are taxable subsidiaries. References to the Redwood REIT mean Redwood Trust and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

Redwood currently operates two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans and residential mortgage-backed securities. References to Sequoia refer collectively to all the Sequoia securitization entities. Our Acacia program involves the resecuritization of mortgage-backed securities and other types of financial assets through the issuance of collateralized debt obligations (CDOs). References to Acacia refer collectively to all of the Acacia CDO issuing entities.

Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), we treat the securitizations we sponsor as financings, as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans and securities owned by these securitization entities are shown on our consolidated balance sheets under real estate loans, real estate securities, and the ABS issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our consolidated balance sheets and the associated income and expense are not shown separately on our consolidated statements of income.

Our consolidated balance sheet and footnote presentation for real estate securities at December 31, 2006 has changed in some significant respects compared to our prior year’s presentation. We have reclassified last year’s consolidated balance sheet and related footnotes to conform to the current year’s presentation. The changes are:

•

We now combine all our real estate securities into a single line item on the consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

•

In the footnotes to the consolidated financial statements, we now disclose information on our real estate securities portfolio based on the underlying residential, commercial, and CDO assets. We also provide a further breakdown of these securities by investment-grade securities (IGS, those rated BBB to AAA) and credit-enhancement securities (CES, those rated non-rated to BB, also referred to as first-loss, second-loss and third-loss securities).

•

Our commercial CES now includes all below investment-grade rated commercial securities, (not just the first-loss securities that comprised this classification in prior years). This change increased the December 31, 2005 commercial CES balance from $58 million to $219 million.

•

We now classify securities based on their current credit rating, not their original rating as we did previously. We believe current credit ratings provide better representation of the securities’ underlying credit risks at the respective balance sheet dates. This change increased our reported December 31, 2005 residential and commercial IGS balance by $23 million and $2 million, respectively, and decreased residential and commercial CES by the same amount.

Due diligence expenses are costs for services related to re-underwriting and analyzing loans we acquire or loans we credit-enhance through the purchase of certain securities. Beginning in the second quarter of 2006, we recognized these due diligence costs as an operating expense not as a reduction in interest income, and these amounts for prior periods have been reclassified to conform to this presentation. The amounts reclassified in 2005 and 2004 between net interest income and operating expenses were $3 million and $4 million respectively.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make a significant number of estimates in the preparation of financial statements. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material.

Real Estate Loans

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans include residential and commercial real estate loans. The majority of real estate loans are held-for-investment as we have the ability and intent to hold these loans to maturity. Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.

Coupon interest is recognized as revenue when earned and deemed collectible. We accrue interest on loans until they are more than 90 days past due at which point they are placed on nonaccrual status. Purchase discounts and premiums related to real estate loans are amortized into interest income over their estimated lives to generate an effective yield, considering the actual and future estimated prepayments of the loans pursuant to the provisions discussed below. Gains or losses on the sale of real estate loans are based on the specific identification method.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

an effective yield to amortize the premium or discount. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

We may exercise our right to call ABS issued by entities sponsored by us and may subsequently sell the underlying loans to third parties. For balance sheet purposes, we reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold to third parties. In our consolidated statements of cash flows, sales of loans are reported as sales of loans held-for-investment as the acquisition of loans were reported as purchases of loans held-for-investment.

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

Real Estate Loans – Reserve for Credit Losses

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

•

Ongoing evaluations of fair market values of collateral using current appraisals and other valuations; and

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

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

Real Estate Securities

Real estate securities include residential, commercial, and CDO securities. Real estate securities are classified as available-for-sale (AFS) and are carried at their estimated fair market values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ equity. Upon sale this accumulated other comprehensive income is reclassified into earnings on the specific identification method.

Coupon interest is recognized as revenue when earned and deemed collectible. Purchase discounts and premiums related to the securities are amortized into interest income over their estimated lives to generate an effective yield, considering the actual and future estimated prepayments of the securities pursuant to the provisions discussed below. Gains or losses on the sale of securities are based on the specific identification method.

When recognizing revenue on AFS securities, we employ the interest method to account for purchase premiums, discounts, and fees associated with these securities. For securities rated AAA or AA, we use the interest method as prescribed under FAS 91, while for securities rated A or lower we use the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of AFS securities are generally shorter than stated contractual maturities. All of our stated maturities are greater than ten years. Actual maturities of the AFS securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

Accrued Interest Receivable

Accrued interest receivable represents interest that is due and payable to us. This is generally received within the next month.

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

Deferred Asset-Backed Securities Issuance Costs

Deferred asset-backed securities (ABS) issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21).

Other Assets

Other assets on our consolidated balance sheets include REO, fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or market value.

Interest Rate Agreements

We currently enter into interest rate agreements to help manage some of our interest rate risks. We report our interest rate agreements at fair market value. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. We may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), or we may account for these as trading instruments. See Note 7 for a further discussion on interest rate agreements.

Included in interest rate agreements are purchase agreements which are commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), when applicable. These are classified as trading instruments and changes in fair market value of the purchase commitments are recorded through valuation adjustments in the consolidated statements of income.

Net purchases and proceeds from interest rate agreements are classified within cash flows from financing activities within the consolidated statement of cash flows together with the items the interest rate agreements hedge.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

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

The following table provides reconciliation of denominators of the basic and diluted net income per share computations.

Basic and Diluted Net Income per Share

(In thousands, except share data)	2006	2005	2004
Denominators:
Denominator for basic earnings per share is equal to the weighted average number of common shares outstanding during the period	25,718,435	24,637,016	21,437,253
Adjustments for diluted earnings per share are:
Net effect of dilutive stock options	595,391	484,451	791,676
Denominator for diluted earnings per share	26,313,826	25,121,467	22,228,929

Basic Earnings Per Share:
Net income per share	$4.96	$8.11	$10.85

Diluted Earnings Per Share:
Net income per share	$4.85	$7.96	$10.47

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive for the years ended December 31, 2006, 2005, and 2004. There were no other participating securities, as defined by EITF 03-6, during for the years ended December 31, 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, the number of outstanding stock options that were antidilutive totaled 392,633, 372,143, and 33,394, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

Other Comprehensive Income

Current period net unrealized gains and losses on real estate securities available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our consolidated statements of comprehensive Income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of tax, thus creating deferred tax assets (liabilities).

Stock-Based Compensation

As of December 31, 2006 and 2005, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 14.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair market value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the Consolidated Statements of Income over the remaining vesting period. At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to non-vested equity awards (stock options, restricted stock, and deferred stock units). At December 31, 2006, the unamortized costs totaled $21.9 million and will be expensed over the next four years, over half of which will be recognized over the next twelve months.

Beginning in 2003, in accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123 (FAS 148), we elected to prospectively apply the fair market value method of accounting for stock-based awards issued after December 31, 2002. We accounted for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All other equity awards (deferred stock units and restricted stock), were valued at the grant date and expensed over the vesting period (regardless of when they were granted). Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to option awards granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated in the table below for the years ended December 31, 2006, 2005, and 2004. Since we adopted FAS 123R as of January 1, 2006, there is no pro-forma presentation for the year ended December 31, 2006.

Pro-Forma Net Income under FAS 123

(In thousands, except share data)	2005	2004

Net income, as reported	$199,872	$232,635
Add: Dividend equivalent right operating expenses under APB 25	7,166	8,992
(Deduct)/Add: Stock option operating (income) expenses under APB 25	(123)	1,018
Deduct: Stock-based employee compensation expense determined under FAS 123 for awards granted prior to January 1, 2003	(858)	(1,101)
Pro-forma net income	$206,057	$241,544

Earnings per share:
Basic — as reported	$8.11	$10.85
Basic — pro-forma	$8.36	$11.27
Diluted — as reported	$7.96	$10.47
Diluted — pro-forma	$8.20	$10.87

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

The Black-Scholes option-pricing model was used in determining fair market values of option grants accounted for under FAS 123R and FAS 123. The model requires the use of inputs such as strike price, and assumptions such as expected life, risk free rate of return, and stock price volatility. Options are generally granted over the course of the calendar year. The stock price volatility assumption is based on the historical volatility of our common stock. Certain options have dividend equivalent rights (DERs) and, accordingly, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was 10%. The following table describes the weighted average of assumptions used for calculating the value of options granted for the years ended December 31, 2006, 2005, and 2004. Similar assumptions were used to calculate the pro forma information presented in the table above.

Weighted Average Assumptions used for Valuation of Options under FAS 123R and FAS 123 Granted during period

	2006	2005	2004

Stock price volatility	25.44%	26.41%	22.00%
Risk free rate of return (5 yr Treasury Rate)	4.61%	4.07%	3.61%
Average life	6 years	5 years	5 years
Dividend yield	10.00%	4.45%	1.49%

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments, (FAS 155), to amend FAS 133 and FAS 140. This statement simplifies the accounting for certain financial instruments by allowing an entity to make an irrevocable election on a specific instrument basis for certain financial assets and liabilities that contain embedded derivatives that would otherwise require bifurcation and to recognize and re-measure at fair market value these instruments so elected. Thus, under this election, an entity would measure the entire hybrid financial instrument at fair market value with changes in fair market value recognized in earnings. FAS 155 will become effective for us as of January 1, 2007. In January 2007, the FASB released Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (B40). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13(b) FAS 133. Those tests are commonly referred to in practice as the “double-double” test. B40 represents the culmination of the FASB staff’s consideration of the need for further guidance for securitized interests, following the issuance in February 2006 of FAS 155. B40 is applicable to securitized interests issued after June 30, 2007. We are currently assessing the impact on our financial statements.

In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (FAS 156). This statement amends FAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires an entity to either (i) recognize servicing assets or servicing liabilities initially at fair market value and amortize this value over the period of servicing, or (ii) measure servicing assets or liabilities at fair market value at each reporting date with changes in fair market value reported in earnings. FAS 156 will become effective for us as of January 1, 2007, and will be applied prospectively as per the standard. We believe this will have no material impact on our financial statements.

In July 2006, the FASB released Accounting for Uncertainty In Income Taxes (FIN 48). FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. The differences between current practice and the requirements of FIN 48 are significant, and a substantial effort will be required by most companies to properly assess all material uncertain positions. Further, the impact of FIN 48 is not just technical; the interpretation may cause companies to modify their tax-related strategies. The new guidance will become effective for us January 1, 2007. See Note 11 for the estimated impact the adoption of this standard will have on our financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 2. Summary of Significant Accounting Policies – (continued)

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair market value, the methods used to measure fair market value, and requires expanded financial statement disclosures about fair market value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for us January 1, 2008 and we are currently assessing the impact on our financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended December 31, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 does not have a material impact on our annual financial statements.

Note 3. Real Estate Loans

We acquire residential real estate loans from third party originators. These loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt. The following tables summarize the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at December 31, 2006 and 2005.

Real Estate Loans Composition

(In thousands)	December 31, 2006	December 31, 2005

Residential real estate loans	$9,323,935	$13,874,792
Commercial real estate loans	28,172	59,692
Total real estate loans	$9,352,107	$13,934,484

Real Estate Loans Carrying Value

(In thousands) December 31, 2006	Total	Residential Real Estate Loans	Commercial Real Estate Loans

Current face	$9,250,362	$9,212,002	$38,360
Unamortized premium (discount)	130,005	132,052	(2,047)
Discount designated as credit reserve	(8,141)	—	(8,141)
Amortized cost	9,372,226	9,344,054	28,172
Reserve for credit losses	(20,119)	(20,119)	—
Carrying value	$9,352,107	$9,323,935	$28,172

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 3. Real Estate Loans – (continued)

Real Estate Loans Carrying Value

(In thousands) December 31, 2005	Total	Residential Real Estate Loans	Commercial Real Estate Loans

Current face	$13,789,333	$13,719,242	$70,091
Unamortized premium (discount)	175,948	178,206	(2,258)
Discount designated as credit reserve	(8,141)	—	(8,141)
Amortized cost	13,957,140	13,897,448	59,692
Reserve for credit losses	(22,656)	(22,656)	—
Carrying value	$13,934,484	$13,874,792	$59,692

Of the $9.3 billion of face and $130 million of unamortized premium on our real estate loans at December 31, 2006, $5.2 billion of face and $104 million of unamortized premium relates to loans acquired prior to July 1, 2004. At December 31, 2005, the loans acquired prior to July 1, 2004 had face and unamortized premium balances of $9.7 billion and $138 million, respectively. For these loans, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During 2006, 47% of these loans prepaid and we amortized 24% of the premium. For real estate loans acquired after July 1, 2004, the face and unamortized premium was $4.1 billion and $26 million at December 31, 2006 and $4.1 billion and $38 million at December 31, 2005, respectively. For these loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

In the third quarter of 2004, we discovered an error in our methodology for amortizing loan premiums under FAS 91. The cumulative impact of the error was that we had accelerated premium amortization in prior periods by $4.1 million. We determined the error was not material to previously issued financial statements. Accordingly, cumulative correcting adjustments were made to the financial statements in 2004.

Net gains and losses on sales of real estate loans were a loss of $14 thousand, gain of $0.9 million, and gain of $0.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

For the year ended December 31, 2004, we recorded a $0.4 million lower of cost or market valuation adjustment. There are no such adjustments for 2006 and 2005.

The following table provides activity on our residential real estate loans for the years ended December 31, 2006, 2005, and 2004.

Residential Real Estate Loans Activity

(In thousands)	2006	2005	2004

Residential real estate loans at beginning of period	$13,874,792	$22,504,765	$16,239,160
Acquisitions	2,017,686	1,863,240	10,050,309
Sales	—	(507,444)	(113,676)
Recognized gains on sales, net	—	84	114
Principal repayments	(6,513,348)	(9,936,152)	(3,632,395)
Transfers to REO	(6,889)	(4,772)	—
Premium amortization	(48,700)	(45,174)	(31,687)
Reversal of (provision for) credit provision	394	245	(7,060)
Residential real estate loans at end of period	$9,323,935	$13,874,792	$22,504,765

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 3. Real Estate Loans – (continued)

The following tables provide detail on the residential real estate loans on our consolidated balance sheets at December 31, 2006. Delinquencies include loans 90-day delinquent, in foreclosure, or in bankruptcy, or REO. All of the adjustable rate residential real estate loans shown in the table below are first lien loans, except for $73 million of second lien loans at December 31, 2006.

Residential Real Estate Loans Characteristics

December 31, 2006 (dollars in thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Balance	Delinquent Loans

ARM loans:	$0-$250	14,820	2.63%-10.75%	11/2012-03/2036	$1,966,069	$28,136
	$251-$500	6,553	2.38%-8.63%	03/2013-06/2036	2,333,029	15,763
	$501-$750	2,081	2.38%-8.38%	08/2013-01/2036	1,262,071	11,395
	$751-$1,000	1,061	5.13%-7.63%	12/2019-12/2035	952,108	4,611
	over $1,000	844	4.25%-8.13%	01/2014-05/2036	1,292,522	11,165
		25,359			7,805,799	71,070

Hybrid ARM Loans:	$0-$250	205	4.13%-7.25%	09/2033-10/2046	37,040	─
	$251-$500	747	3.25%-7.13%	07/2033-10/2046	313,500	─
	$501-$750	747	4.00%-7.63%	07/2033-11/2046	449,311	1,741
	$751-$1,000	271	3.75%-7.25%	07/2033-09/2046	240,846	─
	over $1,000	394	4.00%-7.00%	08/2033-11/2046	365,505
						1,425
		2,364			1,406,203	3,166
		27,723			9,212,002	$74,236

Unamortized Premium					132,052
Reserve for Losses					(20,119)
Carrying Value					$9,323,935

The adjustable rate residential real estate loans are primarily indexed off LIBOR.

As of December 31, 2006, our residential real estate loans were located in the following areas in the United States.

Residential Real Estate Loans Geographical Distribution

Geographic Concentration	December 31, 2006

Northern California	10%
Southern California	13%
Florida	12%
New York	6%
Georgia	5%
New Jersey	4%
Texas	5%
Arizona	4%
Colorado	4%
Virginia	3%
Other States (none greater than 3%)	34%
Total	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 3. Real Estate Loans – (continued)

The residential loans underlying our residential CES were more highly concentrated in California.

The following table provides activity on our commercial real estate loans for the years ended December 31, 2006, 2005, and 2004.

Commercial Real Estate Loans Activity

(In thousands)	2006	2005	2004

Commercial real estate loans at beginning of period	$59,692	$54,479	$22,419
Acquisitions	—	25,199	38,371
Sales	(8,408)	(11,209)	(2,339)
Recognized gains on sales, net	(14)	772	(98)
Principal repayments	(23,231)	(9,384)	(3,390)
Premium amortization	168	(350)	(484)
Reversal of (provision for) credit provision	(35)	185	—
Commercial real estate loans at end of period	$28,172	$59,692	$54,479

The following tables provide detail on the commercial real estate loans on our consolidated balance sheet at December 31, 2006.

Commercial Real Estate Loans Characteristics)

December 31, 2006 (dollars in thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Balance	Delinquent Loans

Fixed-rate loans:	$0 - $5,000	4	4.55%-6.10%	12/2009-12/2014	$12,626	$	─
	$5,001-$10,000	2	5.14%-5.85%	11/2009-12/2014	15,227		─
	$10,001- $11,000	1	4.51%	09/2009	10,507		─
					$38,360	$	─
Discount designated as credit reserve					(8,141)
Unamortized discount					(2,047)
Carrying Value					$28,172

As of December 31, 2006, our commercial real estate loans were located in the following areas in the United States.

Commercial Real Estate Loans Geographical Distribution

Geographic Concentration	December 31, 2006

California	29%
Illinois	26%
Arizona	24%
Ohio	9%
Connecticut	12%
Total	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 3. Real Estate Loans – (continued)

The underlying property types of our commercial real estate loans at December 31, 2006 included office, (28%), retail (45%), and mixed use (27%).

The table below presents information regarding real estate loans pledged under our borrowing agreements.

Real Estate Loans Pledged and Unpledged

(In thousands)	December 31, 2006		December 31, 2005
	Face Value	Carrying Value	Face Value	Carrying Value

Unpledged	$120,578	$111,231	$60,259	$51,924
Pledged for Redwood debt:
Repo agreements	978,713	982,629	—	—
Commercial paper	301,827	302,615	—	—
Owned by securitization entities, financed through the issuance of ABS	7,849,244	7,955,632	13,729,074	13,882,560
Carrying value	$9,250,362	$9,352,107	$13,789,333	$13,934,484

Note 4. Securities

The securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others. The table below presents the carrying value (which equals fair market value as these are available-for-sale securities) of our securities that are included in our consolidated balance sheets as of December 31, 2006 and 2005, by type of securities, and by credit rating of investment-grade (IGS) or below investment-grade (CES).

Securities — Underlying Collateral Characteristics

December 31, 2006 (In thousands)	Total Securities	IGS	CES

Residential securities:
Prime	$1,278,616	$723,247	$555,369
Alt-a	612,409	455,550	156,859
Subprime	527,756	518,453	9,303
Total residential securities	2,418,781	1,697,250	721,531
Commercial securities	567,673	119,613	448,060
CDO securities	246,313	224,349	21,964
Total securities	$3,232,767	$2,041,212	$1,191,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 4. Securities – (continued)

December 31, 2005 (In thousands)	Total Securities	IGS	CES

Residential securities:
Prime	$1,147,931	$635,079	$512,852
Alt-a	197,417	117,717	79,700
Subprime	507,294	507,294	—
Total residential securities	1,852,642	1,260,090	592,552
Commercial securities	403,888	185,032	218,856
CDO securities	162,387	150,649	11,738
Total securities	$2,418,917	$1,595,771	$823,146

The table below presents the components comprising the carrying value of IGS reported on our consolidated balance sheets at December 31, 2006 and 2005.

Investment-Grade Securities

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$1,708,607	$122,869	$222,413	$2,053,889
Unamortized discount, net	(16,382)	(3,367)	(238)	(19,987)
Amortized cost	1,692,225	119,502	222,175	2,033,902
Gross unrealized gains	14,622	980	2,638	18,240
Gross unrealized losses	(9,597)	(869)	(464)	(10,930)
Carrying value	$1,697,250	$119,613	$224,349	$2,041,212

December 31, 2005 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$1,273,985	$180,213	$149,813	$1,604,011
Unamortized (discount) premium, net	(11,595)	8,100	(257)	(3,752)
Amortized cost	1,262,390	188,313	149,556	1,600,259
Gross unrealized gains	10,710	1,057	1,384	13,151
Gross unrealized losses	(13,010)	(4,338)	(291)	(17,639)
Carrying value	$1,260,090	$185,032	$150,649	$1,595,771

The table below presents the components comprising the carrying value of CES reported on our consolidated balance sheets at December 31, 2006 and 2005.

Credit-Enhancement Securities

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,180,605	$793,743	$28,731	$2,003,079
Unamortized discount, net	(144,842)	(71,424)	(6,889)	(223,155)
Discount designated as credit reserve	(372,247)	(295,340)	─	(667,587)
Amortized cost	663,516	426,979	21,842	1,112,337
Gross unrealized gains	71,134	23,235	516	94,885
Gross unrealized losses	(13,119)	(2,154)	(394)	(15,667)
Carrying value	$721,531	$448,060	$21,964	$1,191,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 4. Securities – (continued)

December 31, 2005 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,013,793	$383,334	$20,226	$1,417,353
Unamortized discount, net	(121,824)	(28,993)	(8,004)	(158,821)
Discount designated as credit reserve	(354,610)	(141,806)	─	(496,416)
Amortized cost	537,359	212,535	12,222	762,116
Gross unrealized gains	71,406	8,155	610	80,171
Gross unrealized losses	(16,213)	(1,834)	(1,094)	(19,141)
Carrying value	$592,552	$218,856	$11,738	$823,146

At December 31, 2006, our residential CES provided credit-enhancement on $210 billion of residential real estate loans, and our commercial CES provided credit-enhancement on $58 billion of commercial real estate loans. At December 31, 2005, our residential CES provided credit-enhancement on $170 billion of residential real estate loans, and our commercial CES provided credit-enhancement on $47 billion of commercial real estate loans.

The amount of designated credit reserve equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit reserves. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. We review our assessments on each individual underlying loan pool and determine the appropriate level of credit reserve required for each security we own at least quarterly. The designated credit reserve is specific to each security. The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the years ended December 31, 2006 and 2005.

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

(In thousands) Year ended December 31, 2006	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821
Amortization of discount	(57,404)	1,561	─	(55,843)
Calls, sales, and other	(3,511)	(3,608)	(1,115)	(8,234)
Re-designation of credit reserve to discount	72,658	(2,747)	─	69,911
Upgrades to investment-grade securities	(6,249)	─	─	(6,249)
Acquisitions	17,524	47,225	─	64,749
Ending balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155

Beginning balance of designated credit reserve	$354,610	$141,806	─	$496,416
Realized credit losses	(9,773)	(368)	─	(10,141)
Calls, sales, and other	(41,483)	─	─	(41,483)
Re-designation of credit reserve to discount	(72,658)	2,747	─	(69,911)
Acquisitions	141,551	151,155	─	292,706
Ending balance of designated credit reserve	$372,247	$295,340	─	$667,587

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 4. Securities – (continued)

(In thousands) Year ended December 31, 2005	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$104,126	$6,656	$9,372	$120,154
Amortization of discount	(36,540)	797	(48)	(35,791)
Calls, sales, and other	(36,897)	172	(1,320)	(38,095)
Re-designation of credit reserve to discount	88,767	25,777	─	114,544
Acquisitions	2,368	(4,409)	─	(2,041)
Ending balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821

Beginning balance of designated credit reserve	$340,123	$45,639	─	$385,762
Realized credit losses	(4,227)	(1,433)	─	(5,660)
Calls, sales, and other	(79,732)	─	─	(79,732)
Re-designation of credit reserve to discount	(88,767)	(25,777)	─	(114,544)
Acquisitions	187,213	123,376	─	310,589
Ending balance of designated credit reserve	$354,610	$141,806	─	$496,416

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater then previously expected), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward or we may have an other-than-temporary impairment. For the years ended December 31, 2006, 2005 and 2004, we recognized other-than-temporary impairments of $6.8 million, $4.4 million, and $6.4 million, respectively. These impairments are included in valuation adjustments in our consolidated statements of Income.

Gross realized gains on sales of securities were $13.5 million, $43.4 million, and $7.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Gross realized losses on sales of securities were $2.3 million, $0.7 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair market value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following tables show the gross unrealized losses, fair market values, and length of time that any real estate securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Securities with Unrealized Losses

(In thousands)
December 31, 2006	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$495,242	$(9,938)	$385,170	$(12,778)	$880,412	$(22,716)
Commercial	111,603	(1,055)	85,010	(1,968)	196,613	(3,023)
CDO	29,378	(257)	29,543	(601)	58,921	(858)
Total securities	$636,223	$(11,250)	$499,723	$(15,347)	$1,135,946	$(26,597)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 4. Securities – (continued)

December 31, 2005	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$730,039	$(26,458)	$102,220	$(2,765)	$832,259	$(29,223)
Commercial	169,736	(3,863)	37,375	(2,309)	207,111	(6,172)
CDO	59,320	(974)	477	(411)	59,797	(1,385)
Total real estate securities	$959,095	$(31,295)	$140,072	$(5,485)	$1,099,167	$(36,780)

We fund some of the securities we acquire on a temporary basis with short-term borrowings prior to the sale to the securitization entities we sponsor. The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of December 31, 2006 and 2005. We also acquire less credit-risk sensitive assets and finance these investments with a combination of Redwood debt and equity.

Securities Pledged and Unpledged

(In thousands)	December 31, 2006	December 31, 2005

Unpledged	$463,891	$371,225
Pledged for Redwood debt	593,070	164,426
Owned by securitization entities, financed through issuance of ABS	2,175,806	1,883,266
Carrying value	$3,232,767	$2,418,917

Note 5. Reserves for Credit Losses

Delinquencies in our consolidated residential real estate loan portfolio were $74 million and $37 million as of December 31, 2006 and 2005, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 0.81% and 0.27% at December 31, 2006 and 2005, respectively. As a percentage of the original balances, delinquencies stood at 0.24% and 0.13% at December 31, 2006 and 2005, respectively.

Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We accrue interest on loans until they are more than 90 days past due at which point they are placed on nonaccrual status. Any potential loss is included in our credit reserve. When a loan becomes REO, we estimate the specific loss, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest) and charge this specific estimated loss against the reserve for credit losses. A majority of the loans consolidated on our balance sheet have interest-only payments for an initial term. Any increased credit risk that these loans may contain is reflected in our analysis and determination of the appropriate credit reserves.

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the years ended December 31, 2006, 2005, and 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 5. Reserves for Credit Losses – (continued)

Residential Real Estate Loan Reserves

(In thousands)	2006	2005	2004

Balance at beginning of period	$22,656	$23,396	$16,336
(Reversal of) provision for credit losses	(394)	(245)	7,236
Charge-offs	(2,143)	(495)	(176)
Balance at end of period	$20,119	$22,656	$23,396

We had no delinquent commercial real estate loans as of December 31, 2006 and 2005. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the years ended December 31, 2006, 2005, and 2004.

Commercial Real Estate Loan Reserves

(In thousands)	2006	2005	2004

Balance at beginning of period	$—	$500	$500
(Reversal of) provision for credit losses	35	(185)	—
Charge-offs	(35)	(315)	—
Balance at end of period	$—	$—	$500

Note 6. Other Assets

Other assets as of December 31, 2006 and 2005 are summarized in the table below.

Other Assets

(In thousands)	December 31, 2006	December 31, 2005

Real estate owned (REO)	$7,963	$2,589
Fixed assets and leasehold improvements	4,439	3,565
Principal receivable	4,417	225
Other	3,387	1,676
Total other assets	$20,206	$8,055

Note 7. Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases.

We report our interest rate agreements at fair market value as determined using third-party models and confirmed by Wall Street dealers. As of December 31, 2006 and 2005, the net fair market value of interest rate agreements was $20.6 million and $30.7 million, respectively. Our total unrealized gain on interest rate agreements included in accumulated other comprehensive income was $7.0 million and $17.2 million at December 31, 2006 and 2005, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 7. Interest Rate Agreements – (continued)

The following table shows the aggregate fair market value and notional amount of our interest rate agreements as of December 31, 2006 and 2005.

Interest Rate Agreements

(In thousands)	December 31, 2006		December 31, 2005
	Fair Market Value	Notional Amount	Fair Market Value	Notional Amount

Trading Instruments
Interest rate caps purchased	$1,114	$71,900	$1,913	$116,400
Interest rate caps sold	—	—	(239)	(65,000)
Interest rate corridors purchased	—	844,805	—	1,059,851
Interest rate swaps	242	131,195	148	80,400
Credit default swaps	(6)	1,000	—	—
Futures	90	204,000	—	—
Purchase Commitments	(168)	80,964	—	—
Cash Flow Hedges
Futures.	(44)	627,000	—	—
Interest rate swaps	19,385	1,279,007	28,891	5,399,653
Total Interest Rate Agreements	$20,613	$3,239,871	$30,713	$6,591,304

We incur credit risk to the extent that the counterparties to the interest rate agreements do not perform their obligations under the interest rate agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the interest rate agreement. In order to mitigate this risk, we only enter into interest rate agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into interest rate agreements with several different counterparties in order to diversify our credit risk exposure. At December 31, 2006, we had $1.0 million credit exposure on futures and $5.1 million credit exposure in interest rate swaps. At December 31, 2005, we had no credit exposure to counterparties and $2.7 million on deposit from derivative counterparties.

Our interest rate agreements had net receipts of $12.1 million for the year ended December 31, 2006, net receipts of $6.8 million for the year ended December 31, 2005, and net payments of $12.0 million for the year ended December 31, 2004. We included these net receipts and payments in interest expense.

We may designate an interest rate agreement as (1) a hedge of the fair market value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument). We currently have elected cash flow hedging treatment for certain interest rate agreements and treat other interest rate agreements as trading instruments.

In a cash flow hedge, the effective portion of the change in the fair market value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. We use the dollar-offset method to determine the amount of ineffectiveness, and we anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. For the years ended December 31, 2006, 2005, and 2004, the amount of ineffectiveness was $0.4 million, $0.2 million, and $0.8 million, respectively, and we included it in interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 7. Interest Rate Agreements – (continued)

We will discontinue hedge accounting when (1) we determine that the derivative is no longer expected to be effective in offsetting changes in the fair market value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

Certain interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, and when the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive income and will be reclassified from accumulated other comprehensive income to our Consolidated Statements of Income during the period the forecasted transaction occurs. We reclassified $0.1 million, $0.4 million, and $0.4 million for other comprehensive income as an expense for the years ended December 31, 2006, 2005, and 2004, respectively, and we included it in interest expense. A net of $0.4 million will be recognized as interest expense on our consolidated statements of income over the next twelve months. At December 31, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions with cash flow hedges is ten years, and in all cases, the forecasted transactions are expected to occur within the next year.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of income. For the year ended December 31, 2006, there were two such instances which resulted in gains of $8 million. For the year ended December 31, 2005, there was one such instance which resulted in a gain of $3 million. There were no such instances for the year ended December 31, 2004.

The following table presents the interest income and expense for 2006, 2005, and 2004.

Impact on Interest Income (Expense) of Our Interest Rate Agreements

(In thousands)	2006	2005	2004

Net interest income (expense) on interest rate swaps	$12,103	$6,788	$(12,044)
Net interest income on interest rate caps	14	─	─
Realized net gains (losses) due to net ineffective portion of hedges	435	190	(790)
Realized net losses reclassified from other comprehensive income	(80)	(436)	(401)
Total	$12,472	$6,542	$(13,235)

When the interest rate agreement is accounted for as a trading instrument, changes in the market value of the interest rate agreement and all associated income and expenses are reported in earnings through net recognized valuation adjustments. We had net negative valuation adjustments on interest rate agreements of $5.7 million, $0.7 million, and negative $0.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 8. Redwood Debt

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms, and issue commercial paper for financing residential and commercial real estate securities and loans. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We may use Redwood debt to fund assets temporarily as we accumulate them for future sale to securitization entities. Increasingly, we are using Redwood debt to fund in loans and securities as an on-going investment that do not have significant credit risk and that we believe can generate an attractive return on the capital employed. We also have other types of recourse debt such as junior subordinated notes (See Note 10). The table below summarizes the outstanding balances of Redwood debt as of December 31, 2006 and 2005, by collateral type.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 8. Redwood Debt – (continued)

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms, and issue commercial paper for financing residential and commercial real estate securities and loans. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We may use Redwood debt to fund assets temporarily as we accumulate them for future sale to securitization entities. Increasingly, we are using Redwood debt to fund in loans and securities as an on-going investment that do not have significant credit risk and that we believe can generate an attractive return on the capital employed. We also have other types of recourse debt such as junior subordinated notes (See Note 10). The table below summarizes the outstanding balances of Redwood debt as of December 31, 2006 and 2005, by collateral type.

Redwood Debt

(In thousands)	December 31, 2006
	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	5	$959,139	$2,700,000	1/07-10/07
Real estate securities	14	597,069	5,787,000	2/07-10/07
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	300,000	490,000	7/09
Total facilities	21	$1,856,208	$8,987,000

(In thousands)	December 31, 2005
	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	4	$—	$1,800,000	1/06-9/06
Real estate securities	1	169,707	300,000	3/06
Unsecured line of credit	1	—	10,000	8/06
Madrona commercial paper facility	1	—	300,000	4/08
Total facilities	7	$169,707	$2,410,000

Redwood debt is currently all short-term debt. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. For the years ended December 31, 2006, 2005, and 2004, the average balance of Redwood debt was $0.5 billion, $0.3 billion, and $0.4 billion, respectively with a weighted-average interest cost of 6.12%, 4.51%, and 2.25%, respectively. At December 31, 2006 and 2005, accrued interest payable on Redwood debt was $7.0 million and $1.0 million, respectively.

The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at December 31, 2006 and 2005.

Redwood Debt

(In thousands)	December 31, 2006			December 31, 2005
	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity

Real estate loan collateral	$1,259,139	5.54%	21	$38,707	4.99%	73
Securities collateral	597,069	6.06%	110	131,000	5.07%	73
Total Redwood debt	$1,856,208	5.71%	49	$169,707	5.05%	73

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 8. Redwood Debt – (continued)

In December 2006, we issued $300 million of commercial paper through our Madrona special purpose entity. We currently intend to have some commercial paper outstanding at all times with the maturities ranging from one day to one month. The balance of commercial paper outstanding may vary.

The following table presents the remaining maturities of Redwood debt as of December 31, 2006 and 2005.

Redwood Debt

(In thousands)	December 31, 2006	December 31, 2005

Within 30 days	$1,259,138	$—
31 to 90 days	392,566	169,707
Over 90 days	204,504	—
Total Redwood debt	$1,856,208	$169,707

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

Note 9. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of asset ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the ABS is indexed to one-, three- or six-month LIBOR and paid monthly or quarterly. A lesser amount of the ABS is fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or is fixed for its entire term. Some of the ABS securities issued are interest-only securities (IOs) and have a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

The maturity of each class of ABS is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of an ABS is likely to occur earlier than its stated maturity.

The carrying value components of the collateral for ABS issued and outstanding as of December 31, 2006 and 2005 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

(In thousands)	December 31, 2006	December 31, 2005

Real estate loans	$7,955,632	$13,882,560
Real estate securities	2,175,806	1,883,266
Real estate owned (REO)	7,963	2,589
Restricted cash owned by consolidated securitization entities	111,124	70,276
Accrued interest receivable	61,617	71,850
Total collateral for ABS issued	$10,312,142	$15,910,541

The components of ABS issued by consolidated securitization entities as of December 31, 2006 and 2005, along with other selected information, are summarized in the table below.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 9. Asset-Backed Securities Issued – (continued)

Asset-Backed Securities Issued

(In thousands)	December 31, 2006	December 31, 2005

Sequoia ABS issued — certificates with principal value	$7,575,062	$13,246,343
Sequoia ABS issued — interest-only certificates	74,548	142,788
Acacia ABS issued	2,327,504	2,165,840
Madrona ABS issued	5,400	5,400
Commercial ABS issued	—	4,250
Unamortized (discount) premium on ABS	(3,290)	20,656
Total consolidated ABS issued	$9,979,224	$15,585,277

Sequoia ABS:
Range of weighted average interest rates, by series	4.64% to 6.37%	4.23% to 5.65%
Stated maturities	2007 – 2046	2007 – 2035
Number of series	40	42

Acacia ABS:
Range of weighted average interest rates, by series	5.84% – 6.03%	4.32% – 5.40%
Stated maturities	2038 – 2046	2023 – 2046
Number of series	8	8

Commercial ABS:
Weighted average interest rates	—	12.00%
Stated maturities	—	2009
Number of series	—	1

Amortization of deferred asset-backed securities issuance costs were $25.7 million, $21.9 million, and $16.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2006 and 2005. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In thousands)	December 31, 2006	December 31, 2005

Sequoia	$20,060	$26,225
Acacia	23,137	13,778
Commercial	—	44
Total accrued interest payable on ABS issued	$43,197	$40,047

Note 10. Junior Subordinated Notes

In December 2006, we issued $100 million of junior subordinated notes (trust preferred securities) through Redwood Capital Trust I, a newly formed wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest redeemable date without a penalty and at our option is January 30, 2012. At December 31, 2006, the accrued interest payable balance related to these trust preferred securities was $0.4 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 11. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

As a result of current and deferred tax provisions, we recognized a total tax provision of $10.0 million, $17.5 million, and $8.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes the tax provisions for Redwood REIT and our taxable subsidiaries for the years ended December 31, 2006, 2005, and 2004.

Provision for Income Tax

(In thousands)	2006	2005	2004

Current Tax Provision:
Federal	$8,042	$8,308	$13,890
State	2,021	4,025	4,679
Total current tax provision	10,063	12,333	18,569
Deferred tax provision (benefit)/provision:
Taxable subsidiaries	(93)	5,188	(10,572)
Total deferred tax (benefit)/provision	(93)	5,188	(10,572)
Total provision for income tax	$9,970	$17,521	$7,997

We currently plan to retain up to 10% of our 2006 REIT taxable income (as we did in the last few years). As a result of this permanent retention of income, our Federal income tax provision for the REIT for the years ended December 31, 2006, 2005, and 2004 was $5.5 million, $4.4 million, and $6.0 million, respectively. Our Federal income tax provision for the taxable subsidiaries for the years ended December 31, 2006, 2005, and 2004, was $2.5 million, $3.9 million, and $7.9 million, respectively.

Redwood and our taxable subsidiaries combined current unitary state income tax provision for the years ended December 31, 2006 and 2005 was $2.0 million and $4.0 million, respectively. Redwood’s state income tax for the year ended December 31, 2004 was $1.7 million. Our taxable subsidiaries state income tax provision for the year ended December 31, 2004 was $3.0 million.

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

Net deferred tax assets represent the net benefit of net operating loss (NOL) carry forwards, real estate asset basis differences, recognized tax gains on whole loan securitizations, interest rate agreement basis differences, and other temporary GAAP and tax timing differences. These temporary timing differences will be recognized in different periods for GAAP and tax purposes. Net unrealized gains and losses on securities and interest rate agreements in our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of tax. The tax effect for the year ended December 31, 2006, was $0.1 million for securities and $0.3 million for interest rate agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 11. Taxes – (continued)

As of December 31, 2006 and 2005, our taxable subsidiaries had net deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of NOL carry forwards. Although realization is not assured, we believe it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if revised estimates of future taxable income during the carry forward periods are lower than expectations.

Deferred Tax Assets (Liabilities)

(In thousands)	December 31, 2006	December 31, 2005

Net operating loss carry forward – state	$264	$725
Real estate assets	3,242	1,970
Gains from Sequoia securitizations	1,130	2,536
Interest rate agreements	781	224
Other	157	229
Total net deferred tax assets	5,574	5,684
Valuation allowance	—	(300)
Total benefited deferred tax assets through tax provision	5,574	5,384
Tax effect of unrealized losses	(428)	—
Total benefited deferred tax assets	$5,146	$5,384

The taxable subsidiaries recorded a net deferred tax benefit of $0.1 million for the year ended December 31, 2006, a net deferred tax expense for the year ended December 31, 2005 of $5.2 million, and a net deferred tax benefit for the year ended December 31, 2004 of $10.6 million.

Our taxable subsidiaries’ state NOLs were $3.7 million and $10.1 million at December 31, 2006 and 2005, respectively. These state NOLs will expire by 2012, unless utilized. At December 31, 2005, the valuation allowance related exclusively to our taxable subsidiaries’ state NOLs.

In accordance with FIN 48, we have assessed our tax positions for all open tax years as of January 1, 2007. We have concluded that we have no material FIN 48 liabilities to be recognized at this time and thus we have not recognized a liability under this standard.

Note 12. Fair Market Value of Financial Instruments

We estimate the fair market value of our financial instruments using available market information and other appropriate valuation methodologies. These fair market value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate our fair market value estimates on a quarterly basis by obtaining fair market value estimates from dealers for securities who make a market in these financial instruments and look at recent post period end acquisitions and sales. We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate fair market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair market values presented.

The following table presents the carrying values and estimated fair market values of our financial instruments as of December 31, 2006 and 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 12. Fair Market Value of Financial Instruments – (continued)

Fair Market Value of Financial Instruments

(In thousands)	December 31, 2006		December 31, 2005
	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value
Assets
Real estate loans held-for-investment	$9,352,107	$9,268,914	$13,934,484	$13,855,709
Real estate securities available-for-sale	$3,232,766	$3,232,766	$2,418,917	$2,418,917
Interest rate agreements	$26,827	$26,827	$31,220	$31,220
Cash and cash equivalents	$168,016	$168,016	$175,885	$175,885
Restricted cash	$112,167	$112,167	$72,421	$72,421
Accrued interest receivable	$70,769	$70,769	$76,469	$76,469
Liabilities
Redwood debt	$1,856,208	$1,856,208	$169,707	$169,707
ABS issued	$9,979,224	$9,935,581	$15,585,277	$15,519,383
Interest rate agreements	$6,046	$6,046	$507	$507
Commitments to purchase	$168	$168	$—	$—
Accrued interest payable	$50,590	$50,590	$41,027	$41,027
Junior subordinated notes	$100,000	$100,000	$—	$—

Methodologies we use to estimate fair market values for various asset types are described below.

•

Real estate loans

•

Residential real estate loan fair market values are determined by available market quotes and discounted cash flow analyses.

•

Commercial real estate loan fair market values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•

Real estate securities

•

Real estate securities fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

•

Interest rate agreements

•

Fair market values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.

•

Cash and cash equivalents

•

Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair market values equal carrying values.

•

Restricted cash

•

Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair market values approximate carrying values.

•

Accrued interest receivable and payable

•

Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair market values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 12. Fair Market Value of Financial Instruments – (continued)

•

Redwood debt

•

All Redwood debt is adjustable and matures within one year; fair market values approximate carrying values.

•

ABS issued

•

Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•

Commitments to purchase

•

Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•

Junior subordinated notes

•

Junior subordinated notes are adjustable; fair market values approximate carrying values.

Note 13. Stockholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the difference between fair market value and our amortized cost of interest rate agreements accounted for as cash flow hedges. It also includes any net gain or loss from cash flow hedges terminated and where the hedge transaction is still likely to occur. At December 31, 2006, there was $0.6 million of net losses from terminated hedges, of which $0.4 million will be amortized into expense over the next twelve months.

The following table provides a summary of the components of accumulated other comprehensive income as of December 31, 2006 and 2005.

Accumulated Other Comprehensive Income

(In thousands)	December 31, 2006	December 31, 2005

Net unrealized gains on real estate securities	$86,434	$56,542
Net unrealized gains on interest rate agreements accounted for as cash flow hedges	6,724	17,189
Total accumulated other comprehensive income	$93,158	$73,731

Note 14. Equity Compensation Plans

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 14. Equity Compensation Plans – (continued)

appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of December 31, 2006 and 2005, 514,217 and 315,866 shares of common stock, respectively, were available for grant, respectively.

A summary of stock option activity during the years ended December 31, 2006, 2005, and 2004 are presented in the table below. See Note 2 for a discussion on the assumptions used to value stock options at grant date.

Stock Options Activity

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Outstanding options at beginning of period	1,548,412	$32.60	1,624,464	$31.77	1,935,598	$26.48
Options granted	114,460	52.63	3,601	51.70	189,878	57.39
Options exercised	(588,733)	32.64	(32,990)	19.98	(517,209)	18.69
Options forfeited	(1,517)	40.63	(67,680)	10.47	(23,033)	37.54
Stock dividend equivalent rights earned	—	—	21,017	—	39,230	—
Outstanding options at end of period	1,072,622	$34.70	1,548,412	$32.60	1,624,464	$31.77

Options exercisable at period-end	923,743	$31.76	1,231,341	$28.60	1,040,792	$25.69
Weighted average fair market value of options granted during the period		$4.08		$10.84		$13.71

The total intrinsic value or gain (fair market value less exercise price) for options exercised was $13.4 million, $0.7 million and $17.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The aggregate intrinsic value of the options outstanding and options currently exercisable was $25.1 million and $21.6 million at December 31, 2006 and 2005, respectively.

In the fourth quarter of 2006 within the guidelines of the Incentive Plan, officers exercised 433,693 in the money options and surrendered 324,655 shares to pay exercise costs and taxes of $19 million on the gains on the options exercised.

The following table summarizes information about stock options outstanding at December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 14. Equity Compensation Plans – (continued)

Stock Options Exercise Prices as of December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$10 to $20	314,783	2.65	$12.90	314,783	$12.90
$20 to $30	243,636	2.48	22.57	230,442	22.31
$30 to $40	15,000	6.35	36.19	15,000	36.19
$40 to $50	49,271	5.17	43.35	49,146	43.35
$50 to $60	449,131	6.87	55.51	313,571	55.52
$60 to $63	801	5.62	62.54	801	62.54
$0 to $63	1,072,622	4.55		923,743

With the adoption of FAS 123R on January 1, 2006, the grant date fair market value of all remaining unvested stock options (which includes the value of any future dividend equivalent rights) is expensed to the Consolidated Statements of Income over the remaining vesting period of each option.

For the years ended December 31, 2006, 2005, and 2004, expenses related to stock options were $2.4 million, $8.1 million, and $11.3 million, respectively. As of December 31, 2006, there was $1.7 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of 1.4 years.

Restricted Stock

As of December 31, 2006 and 2005, 27,524 and 21,038 shares, respectively, of restricted stock were outstanding. Restrictions on this shares lapse through January 2011. Restricted stock activity for the years ended December 31, 2006, 2005, and 2004 is presented in the table below.

Restricted Stock Outstanding

	2006	Weighted Average Grant Date Fair Market Value	2005	Weighted Average Grant Date Fair Market Value	2004	Weighted Average Grant Date Fair Market Value

Restricted stock outstanding at the beginning of period	21,038	$45.96	5,912	$45.47	10,003	$22.86
Restricted stock granted	10,958	55.83	18,158	44.26	3,103	58.23
Stock for which restrictions lapsed	(1,722)	52.31	(1,750)	18.62	(7,000)	18.62
Restricted stock forfeited	(2,750)	45.16	(1,282)	56.87	(194)	52.46
Restricted stock outstanding at end of period	27,524	$49.57	21,038	$45.96	5,912	$45.47

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. As of December 31, 2006, there was $0.8 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of 1.2 years. For the years ended December 31, 2006, 2005, and 2004, the expenses related to restricted stock were $0.3 million, $0.1 million and $0.1, million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 14. Equity Compensation Plans – (continued)

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them. Restrictions on some of the outstanding DSUs lapse between now and 2010. The tables below provide summaries of the balance and activities relating to the DSUs for the years ended December 31, 2006, 2005, and 2004.

Deferred Stock Units

(In thousands)	December 31, 2006	December 31, 2005

Value of DSUs at grant	$36,542	$19,199
Participant forfeitures	(110)	(110)
Distribution of DSUs	(347)	—
Change in value at period end since grant	6,763	(1,837)
Value of DSUs at end of period	$42,848	$17,252

Deferred Stock Units Activity

(In thousands, except unit amounts)	2006			2005			2004
	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value

Balance at beginning of period	418,126	$17,252	$45.65	92,161	$5,722	$50.52	25,417	$1,292	$30.27
Transfer in of DSUs (value grants	331,085	17,343	52.38	327,854	14,543	44.36	66,744	3,887	58.24
Distribution of DSUs	(11,471)	(347)	30.27	—	—	—	—	—	—
Change in valuation during period	—	8,600	—	—	(2,903)	—	—	543	—
Participant forfeitures	—	—	—	(1,889)	(110)	58.23	—	—	—
Net change in number/value of DSUs	319,614	25,596	—	325,965	11,530	—	66,744	4,430	—
Balance at end of period	737,740	$42,848	$48.91	418,126	$17,252	$45.65	92,161	$5,722	$50.52

For the years ended December 31, 2006, 2005, and 2004, expenses related to DSUs were $8.8 million, $2.0 million, and $0.1 million. As of December 31, 2006, there was $19.4 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of 1.2 years. As of December 31, 2006 and 2005, the number of outstanding DSUs that had vested was 153,073 and 44,981, respectively.

Executive Deferred Compensation Plan

In May 2002, our board of directors approved the 2002 EDCP. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals up to certain levels and subject to vesting provisions. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the years ended December 31, 2006, 2005, and 2004, deferrals of $3.8 million, $1.0 million, and $1.1 million, respectively, were made under the EDCP. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on the AFR. Participants may also use their deferrals to acquire additional DSUs.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 14. Equity Compensation Plans – (continued)

The following table provides detail on changes in participants’ accounts in the EDCP for the years ended December 31, 2006, 2005, and 2004.

EDCP Activity

(In thousands)	2006	2005	2004

Cash accounts transfer in of participants’ payroll deductions from the EDCP	$3,785	$973	$1,076
Accrued interest earned in EDCP	1,023	1,329	1,231
Participant withdrawals	(2,120)	(225)	(13)
Net change in participants’ equity	$2,688	$2,077	$2,294
Balance at beginning of period	$7,005	$4,928	$2,634
Balance at end of period	$9,693	$7,005	$4,928

The following table provides detail on the financial position of the EDCP at December 31, 2006 and 2005.

Net Assets Available for EDCP Participant Benefits

(In thousands)	December 31, 2006	December 31, 2005
Cash Accounts
Participants’ deferrals	$6,643	$4,064
Accrued interest credited	3,050	2,941
Net assets available for participants’ benefit	$9,693	$7,005

Employee Stock Purchase Plan

In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its market value, subject to certain limits. Market value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter of that year. The table below presents the activity in the ESPP for the years ended December 31, 2006, 2005, and 2004.

Employee Stock Purchase Plan

(In thousands)	2006	2005	2004

Balance at beginning of period	$13	$—	$—
Transfer in of participants’ payroll deductions from the ESPP	414	239	225
Cost of common stock issued to participants under the terms of the ESPP	(424)	(226)	(225)
Net change in participants’ equity	$(10)	$13	$—
Balance at end of period	$3	$13	$—

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2006, 35,570 shares have been purchased. As of December 31, 2006 and 2005, there remained a negligible amount of uninvested employee contributions in the ESPP. The costs to us associated with the ESPP are negligible.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 15. Commitments and Contingencies

As of December 31, 2006, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $16.8 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we are subleasing this office space from another tenant through the end of 2007. The total lease payments to be made under the lease expiring in 2013 and the sublease, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was $0.9 million, $0.6 million, and $0.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at December 31, 2006 was $2.0 million. We will record additional leasehold improvements as we prepare the additional office space.

Future Lease Commitments by Year

(In thousands)	December 31, 2006

2007	$1,350
2008	1,636
2009	1,680
2010	1,709
2011	1,831
2012 and thereafter	8,574
Total	$16,780

At December 31, 2006, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

The table below shows our commitments to purchase loans and securities as of December 31, 2006. The loan purchase commitments represent derivative instruments with an estimated value of negative $0.2 million at December 31, 2006 under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This is included in net recognized gains and valuation adjustments on our Statements of Income. See Note 12 for the fair market value of those commitments.

Commitments to Purchase – Principal Amount

(In thousands)	December 31, 2006

Real estate loans	$80,964
Real estate securities	—
Total	$80,964

We have committed to purchase certain commercial CES from a securitization entity to be formed in 2007, pending adherence to representations and underwriting criteria as set forth in the agreement. At December 31, 2006, there were approximately $56 million of commercial mortgage loans originated for this future securitization. At December 31, 2006, we estimate the value of this commitment to be negligible.

Stock Repurchases

The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. There were no repurchases during 2006 and as of December 31, 2006, 1,000,000 shares remained available for repurchase under those plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 16. Recent Developments

In the first quarter of 2007 (through February 19, 2007), we committed to purchase $379 million residential real estate loans, $212 million residential and commercial IGS, and $44 million residential and commercial CES.

In the first quarter of 2007 (through February 19, 2007), we committed to sell residential IGS with market values of $24 million for an estimated GAAP loss of $0.1 million.

In January 2007, residential CES with a principal value of $2.6 million were called, for estimated GAAP gains of $1.2 million.

In January 2007, we called three Sequoia securitizations. The principal balance of the residential real estate loans at the time of call was $506 million. We replaced the associated ABS issued liabilities with Redwood debt.

In February 2007, we issued Acacia ABS (Acacia CDO 11) of $500 million. In addition to selling all of the investment-grade ABS, we sold a portion of the CDO equity securities.

In February 2007, the company entered into a severance agreement with one of its officers. As part of his departure, we will record additional compensation expense in the first quarter of 2007 of approximately $2 million.

Note 17. Quarterly Financial Data – Unaudited

Selected Quarterly Financial Data

(In thousands, except share data)	For Three Months Ended
	December 31	September 30	June 30	March 31
2006
Operating results:
Interest income	$217,391	$223,649	$218,238	$225,882
Interest expense	$(172,857)	$(174,673)	$(173,519)	$(180,655)
Net interest income	$44,534	$48,976	$44,719	$45,227
Net income	$35,690	$32,416	$31,410	$28,016

Per share data:
Net income – basic	$1.36	$1.25	$1.23	$1.11
Net income – diluted	$1.32	$1.22	$1.20	$1.09
Regular dividends declared per common share	$0.70	$0.70	$0.70	$0.70
Special dividends declared per common share	$3.00	$—	$—	$—

2005
Operating results:
Interest income	$231,139	$244,631	$248,505	$237,923
Interest expense	$(189,657)	$(196,591)	$(195,125)	$(175,897)
Net interest income	$41,483	$48,040	$53,380	$62,026
Net income	$42,496	$55,899	$40,915	$60,562

Per share data:
Net income – basic	$1.71	$2.26	$1.66	$2.49
Net income – diluted	$1.68	$2.21	$1.62	$2.42
Regular dividends declared per common share	$0.70	$0.70	$0.70	$0.70
Special dividends declared per common share	$3.00	$—	$—	$—