Form 10-Q
period 2007-03-31
REDWOOD TRUST INC
filed 2007-05-09
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock, $0.01 par value per share	27,359,006 as of May 8, 2007

REDWOOD TRUST, INC.
2007 FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)	March 31, 2007	December 31, 2006
(Unaudited)
ASSETS
Real estate loans	$8,706,370	$9,352,107
Real estate securities	3,600,462	3,232,767
Other real estate investments	50,057	—
Cash and cash equivalents	91,656	168,016
Total earning assets	12,448,545	12,752,890
Restricted cash	340,114	112,167
Accrued interest receivable	64,814	70,769
Derivative assets	18,424	26,827
Deferred tax asset	5,542	5,146
Deferred asset-backed securities issuance costs	41,115	42,468
Other assets	28,185	20,206
Total Assets	$12,946,739	$13,030,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$1,879,783	$1,856,208
Asset-backed securities issued	9,946,508	9,979,224
Accrued interest payable	51,709	50,590
Derivative liabilities	7,401	6,214
Accrued expenses and other liabilities	16,951	16,832
Dividends payable	20,347	18,715
Junior subordinated notes	100,000	100,000
Total liabilities	12,022,699	12,027,783
Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 27,129,446 and 26,733,460 issued and outstanding	271	267
Additional paid-in capital	927,648	903,808
Accumulated other comprehensive income (loss)	(6,183)	93,158
Cumulative earnings	827,320	809,011
Cumulative distributions to stockholders	(825,016)	(803,554)
Total stockholders’ equity	924,040	1,002,690
Total Liabilities and Stockholders’ Equity	$12,946,739	$13,030,473

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)	Three Months Ended March 31,
(Unaudited)	2007	2006

Interest Income
Real estate loans	$126,850	$166,902
Real estate securities	83,458	56,503
Other real estate investments	2,465	—
Cash and cash equivalents	2,332	2,477
Total interest income	215,105	225,882

Interest Expense
Redwood debt	(31,094)	(2,072)
Asset-backed securities issued	(134,945)	(178,583)
Junior subordinated notes	(2,057)	—
Total interest expense	(168,096)	(180,655)

Net Interest Income	47,009	45,227

Operating expenses	(17,782)	(12,582)
Realized gains on sales and calls, net	1,146	1,062
Market valuation adjustments, net	(10,264)	(2,932)
Net income before provision for income taxes	20,109	30,775
Provision for income taxes	(1,800)	(2,760)

Net Income	$18,309	$28,015

Basic earnings per share:	$0.68	$1.11
Diluted earnings per share:	$0.66	$1.09

Regular dividends declared per common share	$0.75	$0.70
Special dividends declared per common share	$—	$—
Total dividends declared per common share	$0.75	$0.70

Basic weighted average shares outstanding	26,855,681	25,201,525
Diluted weighted average shares outstanding	27,684,029	25,702,730

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended March 31,
(Unaudited)	2007	2006

Net Income	$18,309	$28,015
Other Comprehensive (Loss) Income:
Net unrealized loss on available-for-sale securities	(92,685)	(8,058)
Reclassification adjustment for net (gains) losses included in net income	(113)	1,997
Unrealized (losses) gains on cash flow hedges, net	(6,138)	14,187
Reclassification of net realized cash flow hedge (gains) to interest expense on asset-backed securities issued and realized gains on sales and calls	(405)	(266)
Total Other Comprehensive (Loss) Income	(99,341)	7,860
Comprehensive (Loss) Income	$(81,032)	$35,875

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In	Other Comprehensive	Cumulative	Cumulative Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net income	—	—	—	—	18,309	—	18,309
Net unrealized loss/reclassification on assets AFS	—	—	—	(92,798)	—	—	(92,798)
Net unrealized loss/reclassification on interest rate agreements	—	—	—	(6,543)	—	—	(6,543)

Issuance of common stock:
Secondary offerings	—	—	—	—	—	—	—
Dividend reinvestment & stock purchase plans	330,315	3	18,659	—	—	—	18,662
Employee option & stock purchase plan	65,671	1	64	—	—	—	65
Non-cash equity award compensation	—	—	5,117	—	—	—	5,117

Common dividends declared	—	—	—	—	—	(21,462)	(21,462)
March 31, 2007	27,129,446	$271	$927,648	$(6,183)	$827,320	$(825,016)	$924,040

For the Three Months Ended March 31, 2006

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In	Other Comprehensive	Cumulative	Cumulative Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	28,015	—	28,015
Net unrealized loss/reclassification on assets AFS	—	—	—	(6,061)	—	—	(6,061)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	13,921	—	—	13,921

Issuance of common stock:
Secondary offerings	—	—	—	—	—	—	—
Dividend reinvestment & stock purchase plans	209,653	2	8,697	—	—	—	8,699
Employee option & stock purchase plan	39,580	1	471	—	—	—	472
Non-cash equity award compensation	—	—	5,634	—	—	—	5,634

Common dividends declared	—	—	—	—	—	(18,307)	(18,307)
March 31, 2006	25,381,858	$254	$839,167	$81,591	$709,494	$(663,173)	$967,333

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
(Unaudited)	2007	2006
Cash Flows From Operating Activities:
Net income	$18,309	$28,015
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(14,189)	(16,104)
Depreciation and amortization of non-financial assets	342	269
Provision for credit losses	3,829	176
Non-cash equity award compensation	5,117	5,634
Net recognized losses and valuation adjustments	9,118	1,870
Purchases of other real estate investments - trading	(40,818)	─
Principal payments on other real estate investments - trading	2,284	─
Net change in:
Accrued interest receivable	5,955	3,051
Deferred income taxes	(315)	518
Other assets	(4,807)	(1,699)
Accrued interest payable	1,119	2,375
Accrued expenses and other liabilities	119	(7,893)
Net cash (used in) provided by operating activities	(13,937)	16,212
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(414,422)	(52,689)
Principal payments on real estate loans held-for-investment	1,042,027	1,928,003
Purchases of real estate securities available-for-sale	(650,124)	(163,599)
Proceeds from sales of real estate securities available-for-sale	120,049	13,634
Principal payments on real estate securities available-for-sale	70,043	45,083
Net increase in restricted cash	(227,947)	(58,750)
Net cash (used in) provided by investing activities	(60,374)	1,711,682
Cash Flows From Financing Activities:
Net borrowings (repayments) on Redwood debt	23,575	(169,707)
Proceeds from issuance of asset-backed securities	1,359,833	277,800
Deferred asset-backed security issuance costs	(5,869)	(3,365)
Repayments on asset-backed securities	(1,377,883)	(1,911,617)
Net purchases of interest rate agreements	(601)	(2,463)
Net proceeds from issuance of common stock	18,727	9,171
Dividends paid	(19,831)	(18,132)
Net cash used in financing activities	(2,049)	(1,818,313)
Net decrease in cash and cash equivalents	(76,360)	(90,419)
Cash and cash equivalents at beginning of period	168,016	175,885
Cash and cash equivalents at end of period	$91,656	$85,466
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$166,977	$178,327
Cash paid for taxes	$450	$2,660
Non-Cash Financing Activity:
Dividends declared but not paid	$20,347	$17,767

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2007
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the expected results for the year ended December 31, 2007. Certain amounts for prior years have been reclassified to conform to the March 31, 2007 presentation.

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

We currently operate two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the Sequoia securitization entities. Our Acacia program involves the resecuritization of mortgage-backed securities and other types of financial assets through the issuance of collateralized debt obligations (CDOs). References to Acacia refer collectively to all of the Acacia CDO issuing entities.

Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), we treat the securitizations we sponsor as financings, as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans and securities owned by these securitization entities are shown on our consolidated balance sheets under real estate loans, real estate securities, and the asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our consolidated balance sheets and the associated income and expense are not shown separately on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make a significant number of estimates. These include fair market value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material.

Real Estate Loans

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans include residential and commercial real estate loans. Currently, all our real estate loans are held-for-investment as we have the ability and intent to hold these loans to maturity. Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.

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

Residential and Commercial Real Estate Loans: Held-for-Sale

Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or fair market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in valuation adjustments net, in our consolidated statements of income.

Real Estate Loans - Reserve for Credit Losses

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. See Note 7 for a discussion of the levels of reserves for credit losses.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (FAS 118) in setting credit reserves for our real estate loans.

The following factors are considered and applied in such determinations:

•	Ongoing analyses of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects and changes in credit concentrations;

•	Information supporting the borrowers’ ability to meet obligations;

•	Ongoing evaluations of fair market values of collateral using current appraisals and other valuations; and

•	Discounted cash flow analyses.

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

We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

Real Estate Securities

Real estate securities include residential, commercial, and CDO securities. Real estate securities are classified as available-for-sale (AFS) and are carried at their estimated fair market values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity. Upon sale this accumulated other comprehensive income (loss) is reclassified into earnings on the specific identification method.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For determining other-than-temporary impairment on our real estate securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under market valuation adjustments, net in our consolidated statements of income. For real estate securities subject to Emerging Issues Task Force of the Financial Accounting Standards Board 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), we assess whether a drop in fair market value below the cost of the real estate security should be deemed as other-than-temporary impairment. If we have the ability and intent to hold a real estate security for a reasonable period of time sufficient for a forecasted recovery of fair market value up to (or beyond) the cost of the investment, we do not deem that unrealized loss an other-than-temporary impairment.

In the footnotes to the consolidated financial statements, we disclose information on our real estate securities portfolio based on the underlying residential, commercial, and CDO assets. We also provide a further breakdown of these securities by investment-grade securities (IGS, those rated BBB to AAA) and credit-enhancement securities (CES, those rated non-rated to BB, also referred to as first-loss, second-loss, and third-loss securities) based on their current credit rating.

Other Real Estate Investments

Other real estate investments include interest-only certificates (IOs), net interest margin securities (NIMs), and residual securities (residuals). At the conclusion of the first quarter of 2007, we classified these investments as trading securities. With the adoption of Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments, (FAS 155) IOs, NIMs and residuals may contain embedded derivatives which would require bifurcation and separate valuation through the income statement. We have elected to treat these investments as trading securities under FAS 115 rather than bifurcate the embedded derivative component. Trading securities are reported on our consolidated balance sheet at their estimated fair market values with changes in fair market values reported through our consolidated statements of income through market valuation adjustments.

Total income recognized in current period earnings on these investments equals coupon interest earned plus the change in fair market value. Interest income is equal to the instruments’ yield based on market expectations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Derivative Financial Instruments

All derivative financial instruments are reported at fair market value on our consolidated balance sheets. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. Whether changes in the fair market value of these instruments are reported through our income statement depends on the type of derivative it is and the accounting treatment chosen. See Note 6 for a discussion on the value of our derivative financial instruments.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

We designate an interest rate agreement as (1) a hedge of the fair market value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument).

In a cash flow hedge, the effective portion of the change in the fair market value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. We use the dollar-offset method to determine the amount of ineffectiveness, and we anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly.

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

As of each period end, we may also have outstanding commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), when applicable. These are classified as trading instruments and changes in fair market value of the purchase commitments are recorded through valuation adjustments in the consolidated statements of income.

Beginning in the first quarter of 2007, we entered into credit default swap agreements. A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed rate fee or premium over the term of the contract. Under FAS 133, credit default swaps are accounted for as trading instruments.

Restricted Cash

Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for, or payable to, owners of ABS issued by those entities and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization trusts prior to purchase of real estate loans and securities or the redemption of outstanding ABS issued.

Accrued Interest Receivable

Accrued interest receivable represents interest that is due and payable to us. This is generally received within the next month.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Deferred Tax Assets

Income recognition for GAAP and tax differ in material respects. As a result, we may recognize taxable income in periods prior to recognizing the income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. When the income is then realized under GAAP in future periods, the deferred tax asset is recognized as an expense. Our deferred tax assets are generated by differences in GAAP and tax income at our taxable subsidiaries.

Deferred Asset-Backed Securities Issuance Costs

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

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair market value.

Redwood Debt

Redwood debt is currently all short-term debt collateralized by loans and securities. We report this debt at its unpaid principal balance.

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

Junior Subordinated Notes

Junior subordinated notes (trust preferred securities) are unsecured debt, requiring quarterly interest payments at a floating rate equal to LIBOR plus a spread until they are redeemed in whole, or mature at a future date. These notes contain an earlier optional redemption date without penalty.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period.

The following table provides reconciliation of denominators of the basic and diluted earnings per share computations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Earnings per Share

(In thousands, except share data)	Three Months Ended March 31,
	2007	2006
Denominators:
Denominator for basic earnings per share is equal to the weighted average number of common shares outstanding during the period	26,855,681	25,201,525
Adjustments for diluted earnings per share are:
Net effect of dilutive stock options	828,348	501,205
Denominator for diluted earnings per share	27,684,029	25,702,730

Basic Earnings Per Share	$0.68	$1.11

Diluted Earnings Per Share	$0.66	$1.09

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive for the three months ended March 31, 2007 and 2006. There were no other participating securities, as defined by EITF 03-6, during for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the number of outstanding stock options that were antidilutive totaled 61,042, and 466,755, respectively.

Other Comprehensive Income (Loss)

Current period net unrealized gains and losses on real estate securities available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income (loss) on our consolidated statements of comprehensive income (loss). Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income (loss) are adjusted for the effects of tax and may create deferred tax assets or liabilities.

Stock-Based Compensation

As of March 31, 2007 and December 31, 2006, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 15.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair market value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the consolidated statements of income over the remaining vesting period. At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). At March 31, 2007, the unamortized costs totaled $17.7 million and will be expensed over the next six years, over half of which will be recognized over the next twelve months.

The Black-Scholes option-pricing model was used in determining fair market values of option grants accounted for under FAS 123R. The model requires the use of inputs such as strike price, and assumptions such as expected life, risk free rate of return, and stock price volatility. Options are generally granted over the course of the calendar year. The stock price volatility assumption is based on the historical volatility of our common stock. Certain options have dividend equivalent rights (DERs) and, accordingly, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was 10%. The following table describes the weighted average of assumptions used for calculating the value of options granted for the three months ended March 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Weighted Average Assumptions used for Valuation of Options under FAS 123R Granted during period

	Three Months Ended March 31,
	2007	2006
Stock price volatility	25.5%	25.7%
Risk free rate of return (5 yr Treasury Rate)	4.58%	4.75%
Average life	6 years	5 years
Dividend yield	10.00%	10.00%

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We have determined that we will adopt SFAS 159 concurrent with the adoption of FASB issued Statement 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008, but we have not yet determined the financial impact, if any, upon adoption.

Note 3. Real Estate Loans

We acquire residential real estate loans from third party originators. A portion of these loans are sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with Redwood debt and equity. The following tables summarize the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at March 31, 2007 and December 31, 2006.

Real Estate Loans Composition

(In thousands)	March 31, 2007	December 31, 2006
Residential real estate loans	$8,680,487	$9,323,935
Commercial real estate loans	25,883	28,172
Total real estate loans	$8,706,370	$9,352,107

Real Estate Loans Carrying Value

March 31, 2007 (In thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$8,582,964	$38,394	$8,621,358
Unamortized premium (discount)	117,477	(2,022)	115,455
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	8,700,441	28,231	8,728,672
Reserve for credit losses	(19,954)	(2,348)	(22,302)
Carrying value	$8,680,487	$25,883	$8,706,370

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Real Estate Loans Carrying Value

December 31, 2006 (In thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$9,212,002	$38,360	$9,250,362
Unamortized premium (discount)	132,052	(2,047)	130,005
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	9,344,054	28,172	9,372,226
Reserve for credit losses	(20,119)	—	(20,119)
Carrying value	$9,323,935	$28,172	$9,352,107

Of the $8.6 billion of face and $117 million of unamortized premium on our residential real estate loans at March 31, 2007, $4.5 billion of face and $95 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. At December 31, 2006, the residential loans acquired prior to July 1, 2004 had face and unamortized premium balances of $5.2 billion and $104 million, respectively. For these residential loans, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During the first quarter of 2007, 13% of these residential loans prepaid and we amortized 9% of the premium. For residential loans acquired after July 1, 2004, the face and unamortized premium was $4.1 billion and $22 million at March 31, 2007 and $4.0 billion and $28 million at December 31, 2006, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential real estate loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt. The table below presents information regarding real estate loans pledged under our borrowing agreements.

Real Estate Loans Pledged and Unpledged

(In thousands)	March 31, 2007		December 31, 2006
	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$106,987	$94,119	$120,578	$111,231
Pledged for Redwood debt:
Repurchase (repo) agreements	900,142	909,230	978,713	982,629
Commercial paper	252,897	253,430	301,827	302,615
Owned by securitization entities, financed through the issuance of ABS	7,361,332	7,449,591	7,849,244	7,955,632
Carrying value	$8,621,358	$8,706,370	$9,250,362	$9,352,107

Note 4. Real Estate Securities

The real estate securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others. The table below presents the carrying value (which equals fair market value as these are available-for-sale securities (AFS)) of our securities that are included in our consolidated balance sheets as of March 31, 2007 and December 31, 2006, by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
Securities (AFS) — Underlying Collateral Characteristics

March 31, 2007 (In thousands)	CES	IGS	Total AFS Securities

Residential securities:
Prime	$571,149	$789,492	$1,360,641
Alt-a	171,987	765,840	937,827
Subprime	9,141	470,518	479,659
Total residential securities	752,277	2,025,850	2,778,127
Commercial securities	435,382	116,494	551,876
CDO securities	16,152	254,307	270,459
Total securities	$1,203,811	$2,396,651	$3,600,462

December 31, 2006 (In thousands)	CES	IGS	Total AFS Securities

Residential securities:
Prime	$555,369	$723,247	$1,278,616
Alt-a	156,859	455,550	612,409
Subprime	9,303	518,453	527,756
Total residential securities	721,531	1,697,250	2,418,781
Commercial securities	448,060	119,613	567,673
CDO securities	21,964	224,349	246,313
Total securities	$1,191,555	$2,041,212	$3,232,767

The table below presents the components comprising the carrying value of available-for-sale IGS reported on our consolidated balance sheets at March 31, 2007 and December 31, 2006.

Investment-Grade Securities (AFS)

March 31, 2007 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$2,094,494	$121,737	$263,237	$2,479,468
Unamortized discount, net	(19,617)	(3,172)	(945)	(23,734)
Amortized cost	2,074,877	118,565	262,292	2,455,734
Gross unrealized gains	5,376	211	1,440	7,027
Gross unrealized losses	(54,403)	(2,282)	(9,425)	(66,110)
Carrying value	$2,025,850	$116,494	$254,307	$2,396,651

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$1,708,607	$122,869	$222,413	$2,053,889
Unamortized discount, net	(16,382)	(3,367)	(238)	(19,987)
Amortized cost	1,692,225	119,502	222,175	2,033,902
Gross unrealized gains	14,622	980	2,638	18,240
Gross unrealized losses	(9,597)	(869)	(464)	(10,930)
Carrying value	$1,697,250	$119,613	$224,349	$2,041,212

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

The table below presents the components comprising the carrying value of available-for-sale CES reported on our consolidated balance sheets at March 31, 2007 and December 31, 2006.

Credit-Enhancement Securities (AFS)

March 31, 2007 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,259,446	$792,240	$23,731	$2,075,417
Unamortized discount, net	(158,669)	(71,455)	(7,004)	(237,128)
Discount designated as credit reserve	(392,763)	(294,466)	─	(687,229)
Amortized cost	708,014	426,319	16,727	1,151,060
Gross unrealized gains	71,323	18,767	527	90,617
Gross unrealized losses	(27,060)	(9,704)	(1,102)	(37,866)
Carrying value	$752,277	$435,382	$16,152	$1,203,811

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,180,605	$793,743	$28,731	$2,003,079
Unamortized discount, net	(144,842)	(71,424)	(6,889)	(223,155)
Discount designated as credit reserve	(372,247)	(295,340)	─	(667,587)
Amortized cost	663,516	426,979	21,842	1,112,337
Gross unrealized gains	71,134	23,235	516	94,885
Gross unrealized losses	(13,119)	(2,154)	(394)	(15,667)
Carrying value	$721,531	$448,060	$21,964	$1,191,555

At March 31, 2007, our residential CES provided credit-enhancement on $237 billion of residential real estate loans and our commercial CES provided credit-enhancement on $57 billion of commercial real estate loans. At December 31, 2006, our residential CES provided credit-enhancement on $210 billion of residential real estate loans and our commercial CES provided credit-enhancement on $58 billion of commercial real estate loans.

The amount of designated credit reserve equals the estimate of credit losses within the underlying loan pool on the CES that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit reserves. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. We review our assessments on each individual underlying loan pool and determine the appropriate level of credit reserve required for each security we own at least quarterly. The designated credit reserve is specific to each security. The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the three months ended March 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

(In thousands) Three months ended March 31, 2007	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155
Amortization of discount	(18,892)	9	─	(18,883)
Calls, sales, and other	2,370	─	─	2,370
Re-designation between credit reserve and discount	22,312	(397)	─	21,915
Upgrades to investment-grade securities	─	160	115	275
Purchased discount	8,037	259	─	8,296
Ending balance of unamortized discount, net	$158,669	$71,455	$7,004	$237,128

Beginning balance of designated credit reserve	$372,247	$295,340	─	$667,587
Realized credit losses	(3,805)	(1,271)	─	(5,076)
Calls, sales, and other	(1,516)	─	─	(1,516)
Re-designation between credit reserve and discount	(22,312)	397	─	(21,915)
Purchased discount designated as credit reserve	48,149	─	─	48,149
Ending balance of designated credit reserve	$392,763	$294,466	─	$687,229

(In thousands) Three months ended March 31, 2006	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821
Amortization of discount	(12,391)	564	44	(11,783))
Calls, sales, and other	756	(44)	─	712
Re-designation between credit reserve and discount	1,822	(4,429)	─	(2,607)
Upgrades to investment-grade securities	(6,249)	─	─	(6,249)
Purchased discount (premium)	2,609	(4,611)	─	(2,002)
Ending balance of unamortized discount, net	$108,371	$20,473	$8,048	$136,892

Beginning balance of designated credit reserve	$354,610	$141,806	─	$496,416
Realized credit losses	(2,577)	(2)	─	(2,579)
Calls, sales, and other	(4,710)	─	─	(4,710)
Re-designation between credit reserve and discount	(1,822)	4,429	─	2,607
Purchased discount designated as credit reserve	28,280	21,539	─	49,819
Ending balance of designated credit reserve	$373,781	$167,772	─	$541,553

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward or we may have an other-than-temporary impairment. For the three months ended March 31, 2007 and 2006, we recognized other-than-temporary impairments of $2.4 million and $3.2 million, respectively. This includes AFS securities that were in unrealized loss positions of $0.6 million at the end of the period (and were subsequently sold in April 2007) that we did not intend to hold for a period long enough to recover the unrealized loss position. These impairments are included in valuation adjustments in our consolidated statements of income.

Gross realized gains on sales of securities were $0.7 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. Gross realized losses on sales of securities were $1.5 million and zero for the three months ended March 31, 2007 and 2006, respectively. Gains on calls of securities were $0.8 million for the three months ended March 31, 2007. There were no gains on calls for the three months ended March 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair market value of individual securities. Gross unrealized losses represent a decline in fair market value for securities not deemed impaired for GAAP. The following tables show the gross unrealized losses, fair market values, and length of time that any real estate securities have been in a continuous unrealized loss position as of March 31, 2007 and December 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Securities with Unrealized Losses

March 31, 2007
(In thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$1,231,405	$(56,179)	$497,662	$(25,284)	$1,729,067	$(81,463)
Commercial	154,968	(7,588)	155,555	(4,398)	310,523	(11,986)
CDO	102,607	(7,283)	58,522	(3,244)	161,129	(10,527)
Total securities	$1,488,980	$(71,050)	$711,739	$(32,926)	$2,200,719	$(103,976)

December 31, 2006 (In thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$495,242	$(9,938)	$385,170	$(12,778)	$880,412	$(22,716)
Commercial	111,603	(1,055)	85,010	(1,968)	196,613	(3,023)
CDO	29,378	(257)	29,543	(601)	58,921	(858)
Total real estate securities	$636,223	$(11,250)	$499,723	$(15,347)	$1,135,946	$(26,597)

We fund some of the securities we acquire on a temporary basis with short-term borrowings prior to the sale to the securitization entities we sponsor. We also acquire less credit-risk sensitive assets and finance these investments with a combination of Redwood debt and equity. The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of March 31, 2007 and December 31, 2006.

Securities Pledged and Unpledged

(In thousands)	March 31, 2007	December 31, 2006

Unpledged	$513,986	$463,891
Pledged for Redwood debt	708,721	593,070
Owned by securitization entities, financed through issuance of ABS	2,377,755	2,175,806
Carrying value	$3,600,462	$3,232,767

Note 5. Other Real Estate Investments

Other real estate investments shown on our balance sheets include IOs, NIMs and residuals. We have elected to classify these investments as “trading investments” as they contain derivatives under GAAP. These assets are carried at fair market value on our consolidated balance sheet and changes in fair market value flow through market valuation adjustments, net on the consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

The table below presents the carrying value (which equals fair market value as these are classified as trading instruments) of these investments as of March 31, 2007. We did not have any assets classified as other real estate investments at December 31, 2006. At the conclusion of the quarter we reclassified $18 million of investments from real estate securities available for sale to other real estate investments. We recorded a negative $4 million market valuation adjustment as a result of this transfer. We recorded a negative $5 million market valuation adjustment in total for other real estate investments through the consolidated statements of income during the first three months of 2007. The other $1 million loss was the result of market valuation adjustments on other real estate investments acquired during the first quarter of 2007.

Other Real Estate Investments - Trading

March 31, 2007
(In thousands)	Prime	Alt-a	Subprime		Total
Residential
IOs	$1,625	$410	$	─	$2,035
NIMs	─	11,679		16,937	28,616
Residuals	─	16,219		3,187	19,406
Total other real estate investments	$1,625	$28,308		$20,124	$50,057

As of March 31, 2007, $2.6 million of other real estate investments were owned by securitization entities, financed through the issuance of ABS. The remaining $47.5 million were funded with equity.

Note 6. Derivative Financial Instruments

Interest Rate Agreements

We report our interest rate agreements at fair market value as determined using third-party models and confirmed by Wall Street dealers. As of March 31, 2007 and December 31, 2006, the net fair market value of interest rate agreements was $11.0 million and $20.6 million, respectively. Our total unrealized gain on interest rate agreements included in accumulated other comprehensive income (loss) was $0.2 million and $7.0 million at March 31, 2007 and December 31, 2006, respectively.

The following table shows the aggregate fair market value and notional amount of our interest rate agreements as of March 31, 2007 and December 31, 2006.

Interest Rate Agreements (In thousands)	March 31, 2007		December 31, 2006
	Fair Market Value	Notional Amount	Fair Market Value	Notional Amount

Accounted for as Trading Instruments
Interest rate caps purchased	$1,389	$66,900	$1,114	$71,900
Interest rate caps sold	—	—	—	—
Interest rate corridors purchased	—	798,967	—	844,805
Interest rate swaps	203	238,831	242	131,195
Credit default swaps	(2,492)	35,000	(6)	1,000
Futures	—	—	90	204,000
Purchase commitments	(192)	81,676	(168)	80,964
Accounted for as Cash Flow Hedges
Futures	—	—	(44)	627,000
Interest rate swaps	12,115	1,121,884	19,385	1,279,007
Total Interest Rate Agreements	$11,023	$2,343,258	$20,613	$3,239,871

Our interest rate agreements had net receipts of $2.4 million for the three months ended March 31, 2007 and net receipts of $2.2 million for the three months ended March 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, provided the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive income (loss) and will be reclassified from accumulated other comprehensive income (loss) to our consolidated statements of income during the period the forecasted transaction occurs. We reclassified $0.7 million and $0.3 million from other comprehensive income (loss) to interest expense for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions with cash flow hedges is ten years, and in all cases, the forecasted transactions are expected to occur within the next year.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of income. For the three months ended March 31, 2007, there was one such instance which resulted in a gain of $1.1 million. For the three months ended March 31, 2006, there were no such instances. The following table presents the interest income and expense for the three months ended March 31, 2007 and 2006.

Impact on Interest Income (Expense) of Our Interest Rate Agreements

	Three Months Ended March 31,
(In thousands)	2007	2006

Net interest income on interest rate agreements	$2,399	$2,231
Realized net gains (losses) due to net ineffective portion of hedges	(81)	483
Realized net (losses) gains reclassified from other comprehensive income (loss)	(672)	266
Total	$1,646	$2,980

When the interest rate agreement is accounted for as a trading instrument, changes in the fair market value of the interest rate agreement and all associated income and expenses are reported in earnings through market valuation adjustments and were negative $0.8 million and positive $0.3 million for three months ended March 31, 2007 and 2006, respectively.

Purchase Commitments

At March 31, 2007, we had commitments to purchase $82 million residential real estate loans and these commitments had an estimated fair market value of negative $0.2 million. The change in fair market value is included in market valuation adjustments on our consolidated statements of income.

We have committed to purchase commercial CES from a securitization entity to be formed in 2007 subject to adherence to representations and underwriting criteria as set forth in the agreement. At March 31, 2007, there were approximately $115 million of commercial mortgage loans originated for this future securitization. At March 31, 2007, we estimate the value of this commitment to be negligible.

Credit Default Swaps

A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed rate fee or premium over the term of the contract. In the first quarter of 2007, we entered into several credit default swaps with an aggregate notional amount of $35 million where we agreed to provide credit event protection in exchange for a premium. We intend to include these credit default swaps in our next Acacia CDO (scheduled to close in the second quarter of 2007) and we plan to acquire more credit default swaps in the future. These will likely increase volatility of our GAAP income.

Credit default swaps are accounted for as trading instruments, and are thus reported at fair market value with the changes in fair market values recognized through our income statements. Since the acquisition of these credit default swaps, the value has decreased $2.5 million, primarily as the result of widening spreads in these types of instruments. We currently do not believe that the probability of a credit event has substantially increased from our date of purchase through March 31, 2007. As a trading instrument, the change in fair market value is included in valuation adjustments on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Counterparty Credit Risk

We incur credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligations under the agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the agreement. In order to mitigate this risk, we only enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into agreements with several different counterparties in order to diversify our credit risk exposure. At March 31, 2007, we had $2.6 million credit exposure in interest rate swaps. At December 31, 2006, we had $1.0 million credit exposure on futures and $5.1 million credit exposure on interest rate agreements.

Note 7. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans based on our estimate of losses inherent in our loan portfolio.

Delinquencies in our consolidated residential real estate loan portfolio were $79 million and $74 million as of March 31, 2007 and December 31, 2006, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 0.92% and 0.81% at March 31, 2007 and December 31, 2006, respectively. As a percentage of the original balances, delinquencies stood at 0.26% and 0.24% at March 31, 2007 and December 31, 2006, respectively.

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

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three months ended March 31, 2007 and 2006.

Residential Real Estate Loan Reserves for Credit Losses

(In thousands)	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$20,119	$22,656
Provision for credit losses	1,481	141
Charge-offs	(1,646)	(425)
Balance at end of period	$19,954	$22,372

During the first quarter of 2007, we fully reserved for an anticipated loss on a junior mezzanine commercial loan financing a condominium-conversion project. Principal and accrued interest on this loan were scheduled to be paid upon the completion of the project and sale of the units. Accordingly, the loan was not delinquent. However, due to cost overruns and changing market conditions, we believe it is unlikely we will collect any outstanding principal upon completion of the project. The provision for credit losses for the three months ended March 31, 2007 relates to that loan. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three months ended March 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Commercial Real Estate Loan Reserves for Credit Losses

(In thousands)	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$—	$—
Provision for credit losses	2,348	35
Charge-offs	—	(35)
Balance at end of period	$2,348	$—

Note 8. Other Assets

Other assets as of March 31, 2007 and December 31, 2006 are summarized in the following table.

Other Assets

(In thousands)	March 31, 2007	December 31, 2006
Real estate owned (REO)	$8,925	$7,963
Fixed assets and leasehold improvements	6,128	4,439
Principal receivable	7,184	4,417
Purchased interest	4,272	1,045
Other	1,676	2,342
Total other assets	$28,185	$20,206

Note 9. Redwood Debt

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. We also issue commercial paper for financing residential and commercial real estate loans and securities. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We also have other types of recourse debt such as junior subordinated notes (See Note 11). The table below summarizes the outstanding balances of Redwood debt as of March 31, 2007 and December 31, 2006, by collateral type.

Redwood Debt

(In thousands)	March 31, 2007
	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	4	$882,139	$2,200,000	8/07-1/08
Real estate securities	13	747,644	5,287,000	7/07-10/07
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	250,000	490,000	7/09
Total facilities	19	$1,879,783	$7,987,000

(In thousands)	December 31, 2006
	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	5	$959,139	$2,700,000	1/07-10/07
Real estate securities	14	597,069	5,787,000	2/07-10/07
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	300,000	490,000	7/09
Total facilities	21	$1,856,208	$8,987,000

At March 31, 2007, Redwood debt was all short-term debt. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. For the three months ended March 31, 2007 and 2006, the average balance of Redwood debt was $2.2 billion and $0.1 billion, respectively with a weighted-average interest cost of 5.68% and 6.04%, respectively. At March 31, 2007 and December 31, 2006, accrued interest payable on Redwood debt was $8.0 million and $7.0 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2007 and December 31, 2006, we had $250 million and $300 million of commercial paper outstanding through our Madrona special purpose entity, respectively.

The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at March 31, 2007 and December 31, 2006.

Redwood Debt

(In thousands)	March 31, 2007			December 31, 2006
	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity

Real estate loan collateral	$1,132,139	5.53%	12	$1,259,139	5.54%	21
Securities collateral	747,644	5.96%	148	597,069	6.06%	110
Total Redwood debt	$1,879,783	5.70%	66	$1,856,208	5.71%	49

The following table presents the remaining maturities of Redwood debt as of March 31, 2007 and December 31, 2006.

Redwood Debt

(In thousands)	March 31, 2007	December 31, 2006

Within 30 days	$1,132,139	$1,259,138
31 to 90 days	—	392,566
Over 90 days	747,644	204,504
Total Redwood debt	$1,879,783	$1,856,208

We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Additional collateral in the form of additional qualifying assets or cash may be required to meet changes in fair market values from time to time under these agreements. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

Note 10. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the variable-rate ABS are indexed to one-, three- or six-month LIBOR, with interest paid monthly or quarterly. A lesser amount of the ABS is fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or is fixed for its entire term. Some of the ABS securities issued are interest-only securities (IOs) and have coupons set at a fixed rate or a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

The maturity of each class of ABS is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of an ABS is likely to occur earlier than its stated maturity. In March 2007 we called an Acacia securitization and sold off many of the assets in the securitization entity at the time of the call. The proceeds are retained in restricted cash and we will pay off the associated ABS issued in the second quarter of 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

The carrying value components of the collateral for ABS issued and outstanding as of March 31, 2007 and December 31, 2006 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

(In thousands)	March 31, 2007	December 31, 2006

Real estate loans	$7,449,591	$7,955,632
Real estate securities	2,377,755	2,175,806
Other real estate investments	2,583	─
Real estate owned (REO)	5,290	7,963
Restricted cash owned by consolidated securitization entities	340,114	111,124
Accrued interest receivable	55,103	61,617
Total collateral for ABS issued	$10,230,436	$10,312,142

The components of ABS issued by consolidated securitization entities as of March 31, 2007 and December 31, 2006, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

(In thousands)	March 31, 2007	December 31, 2006

Sequoia ABS issued — certificates with principal value	$7,124,729	$7,575,062
Sequoia ABS issued — interest-only certificates	61,751	74,548
Acacia ABS issued	2,760,091	2,327,504
Madrona ABS issued	5,400	5,400
Unamortized discount on ABS	(5,463)	(3,290)
Total consolidated ABS issued	$9,946,508	$9,979,224

Sequoia ABS:
Range of weighted average interest rates, by series	4.59% to 6.35%	4.64% to 6.37%
Stated maturities	2007 - 2047	2007 - 2046
Number of series	38	40

Acacia ABS:
Range of weighted average interest rates, by series	5.55% - 6.01%	5.84% - 6.03%
Stated maturities	2039 - 2047	2038 - 2046
Number of series	9	8

Amortization of deferred asset-backed securities issuance costs were $7.1 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes the accrued interest payable on ABS issued as of March 31, 2007 and December 31, 2006. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Accrued Interest Payable on Asset-Backed Securities Issued

(In thousands)	March 31, 2007	December 31, 2006

Sequoia	$16,863	$20,060
Acacia	25,577	23,137
Total accrued interest payable on ABS issued	$42,440	$43,197

Note 11. Junior Subordinated Notes

In December 2006, we issued $100 million of junior subordinated notes through Redwood Capital Trust I, a newly formed wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. We did not issue any junior subordinated notes during the three months ended March 31, 2007. At March 31, 2007, and December 31, 2006, the accrued interest payable balance related to these trust preferred securities was $1.3 million and $0.4 million, respectively.

Note 12. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT ordinary taxable income (and currently intend to do so in 2007 as we did in 2006) and pay corporate income taxes on this retained income while continuing to maintain our REIT status. We distribute all capital gains we can pass along to our shareholders.  We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

We recognized a total tax provision of $1.8 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. Our taxable provision is based on estimates of taxable and reported annual income. The following is a reconciliation of the statutory federal and state rates to the effective rates for 2007 and 2006. Our quarterly estimates may be revised over the year as our projections are adjusted to reflect actual results.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	2007	2006

Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%
Differences in taxable income from GAAP income	11.7%	11.6%
Dividend paid deduction	(44.8%)	(46.3%)
Effective tax rate	8.9%	7.3%

Differences in taxable income from GAAP income reflect various accounting treatments for tax and GAAP, such as the accounting for discount and premium amortization, credit losses, stock options, and compensation. As a REIT, we are able to deduct for tax purposes the dividends paid to shareholders, thereby reducing our effective tax rate.

Our policy for interest and penalties on material uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2003 to 2006 and State, years 2002 to 2006) as of March 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 13. Fair Market Value of Financial Instruments

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

The following table presents the carrying values and estimated fair market values of our financial instruments as of March 31, 2007 and December 31, 2006.

Fair Market Value of Financial Instruments

(In thousands)	March 31, 2007		December 31, 2006
	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value
Assets
Real estate loans (held-for-investment)	$8,706,370	$8,641,581	$9,352,107	$9,268,914
Real estate securities (available-for-sale)	3,600,462	3,600,462	3,232,767	3,232,767
Other real estate investments (trading)	50,057	50,057	—	—
Cash and cash equivalents	91,656	91,656	168,016	168,016
Derivative assets	18,424	18,424	26,827	26,827
Restricted cash	340,114	340,114	112,167	112,167
Accrued interest receivable	64,814	64,814	70,769	70,769
Liabilities
Redwood debt	1,879,783	1,879,783	1,856,208	1,856,208
ABS issued
Sequoia	7,203,181	7,158,118	7,664,066	7,627,644
Acacia	2,737,855	2,696,902	2,309,673	2,302,427
Madrona	5,472	5,510	5,485	5,510
Total ABS issued	9,946,508	9,860,530	9,979,224	9,935,581

Derivative liabilities	7,209	7,209	6,046	6,046
Commitments to purchase	192	192	168	168
Accrued interest payable	51,709	51,709	50,590	50,590
Junior subordinated notes	100,000	100,000	100,000	100,000

Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans

•	Residential real estate loan fair market values are determined by available market quotes and discounted cash flow analyses.

•	Commercial real estate loan fair market values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•	Real estate securities

•
Real estate securities fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

•	Other real estate investments

•
Other real estate investments fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

•	Derivative assets and liabilities

•	Fair market values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair market values equal carrying values.

•	Restricted cash

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

Note 14. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the difference between fair market value and our amortized cost of interest rate agreements accounted for as cash flow hedges and our real estate securities accounted for as AFS. Also included in this account are any net gains or losses from interest rate agreements accounted for as cash flow hedges that have been terminated and where the hedge transactions are still likely to occur. At March 31, 2007, there was $1.5 million of net gains from terminated hedges, of which a minimal amount will be amortized into income over the next twelve months. At December 31, 2006, there was $0.6 million of net losses from terminated hedges. At March 31, 2007 the unrealized loss on AFS was $6.4 million, a decline of $92.8 million from the unrealized gain of $86.4 million at December 31, 2006.

The following table provides a summary of the components of accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

(In thousands)	March 31, 2007	December 31, 2006

Net unrealized gains (losses) on real estate securities	$(6,364)	$86,434
Net unrealized gains on interest rate agreements accounted for as cash flow hedges	181	6,724
Total accumulated other comprehensive (loss) income	$(6,183)	$93,158

Note 15. Equity Compensation Plans

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of March 31, 2007 and December 31, 2006, 492,647 and 514,217 shares of common stock, respectively, were available for grant.

A summary of stock option activity during the three months ended March 31, 2007 and 2006 are presented in the table below. See Note 2 for a discussion on the assumptions used to value stock options at grant date.

Stock Options Activity

	Three Months Ended March 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Outstanding options at beginning of period	1,072,622	$34.70	1,548,412	$32.60
Options granted	15,715	55.76	33,871	41.09
Options exercised	(54,176)	32.24	(39,420)	23.81
Options forfeited	(1,699)	56.11	(34,906)	41.07
Outstanding options at end of period	1,032,462	$35.11	1,507,957	$33.19

Options exercisable at period-end	925,679	$32.76	1,244,756	$29.85
Weighted average fair market value of options granted during the period		$4.29		$3.41

With the adoption of FAS 123R on January 1, 2006, the grant date fair market value of all remaining unvested stock options (which includes the value of any future dividend equivalent rights) is expensed to the consolidated statements of income over the remaining vesting period of each option.

For both the three months ended March 31, 2007 and 2006, expenses related to stock options were $0.6 million. As of March 31, 2007, there was $1.4 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of 1.2 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

The total intrinsic value or gain (fair market value less exercise price) for options exercised was $1.3 million for both the three months ended March 31, 2007 and 2006. The net cash proceeds received from the exercise of stock options was $1.0 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

The aggregate intrinsic value of the options outstanding and options currently exercisable was $18 million and $25 million at March 31, 2007 and December 31, 2006, respectively.

In the first quarter of 2007, officers exercised 23,487 in the money options and surrendered 15,715 shares to pay exercise costs and taxes of $1 million on the gains on the options exercised.

The following table summarizes information about stock options outstanding at March 31, 2007.

Stock Options Exercise Prices as of March 31, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$10 to $20	314,783	2.40	$12.90	314,783	$12.90
$20 to $30	203,561	1.59	21.66	203,511	21.66
$30 to $40	10,000	6.11	36.19	10,000	36.19
$40 to $50	49,271	5.46	43.35	49,171	43.35
$50 to $60	454,046	6.59	55.58	347,413	55.58
$60 to $63	801	5.37	62.54	801	62.54
$ 0 to $63	1,032,462	4.27		925,679

Restricted Stock

As of March 31, 2007 and December 31, 2006, 23,124 and 27,524 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through January 2011. Restricted stock activity for the three months ended March 31, 2007 and 2006 is presented in the table below. There were no restricted stock awards granted during either the first three months of 2007 or 2006.

Restricted Stock Outstanding

	Three Months Ended March 31, 2007	Weighted Average Grant Date Fair Market Value	Three Months Ended March 31, 2006	Weighted Average Grant Date Fair Market Value
	Shares		Shares

Restricted stock outstanding at the beginning of period	27,524	$49.57	21,038	$45.96
Stock for which restrictions lapsed	(4,308)	46.88	(972)	53.74
Restricted stock forfeited	(92)	56.18	(1,996)	45.03
Restricted stock outstanding at end of period	23,124	$50.05	18,070	$45.65

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. For both the three months ended March 31, 2007 and 2006, the expenses related to restricted stock were $0.1 million. As of March 31, 2007, there was $0.7 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of 1.1 years.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them. Restrictions on some of the outstanding DSUs lapse through 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2007 and 2006, expenses related to DSUs were $4.0 million and $2.0 million, respectively. As of March 31, 2007, there was $15.6 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of 1.1 years. As of December 31, 2006, there was $19.4 million of unrecognized compensation cost related to nonvested DSUs. As of March 31, 2007 and December 31, 2006, the number of outstanding DSUs that had vested was 223,285 and 153,073, respectively.

The tables below provide summaries of the balances and activities relating to the DSUs for the three months ended March 31, 2007 and for the year ended December 31, 2006.

Deferred Stock Units

(In thousands)	March 31, 2007	December 31, 2006

Value of DSUs at grant	$37,366	$36,542
Participant forfeitures	(322)	(110)
Distribution of DSUs	(2,447)	(347)
Change in value at period end since grant	2,100	6,763
Value of DSUs at end of period	$36,697	$42,848

Deferred Stock Units Activity

(In thousands, except unit amounts)	Three Months Ended March 31,
	2007			2006
	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value

Balance at beginning of period	737,740	$42,848	$48.91	418,126	$17,252	$45.65
Grants of DSUs	13,431	784	58.35	72,995	3,012	41.26
Distribution of DSUs	(43,751)	(2,100)	47.99	—	—	—
Change in valuation during period	—	(4,623)	—	—	1,011	—
Participant forfeitures	(4,150)	(212)	51.20	—	—	—
Net change in number/value of DSUs	(34,470)	(6,151)	—	72,995	4,023	—
Balance at end of period	703,270	$36,697	$49.60	491,121	$21,275	$45.00

Executive Deferred Compensation Plan

In May 2002, our board of directors approved the 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. For deferrals after July 1, 2004 and through December 31, 2006, the accrual rate is based on 120% of the long-term applicable federal rate (AFR) or the equivalent rate of employee pre-selected publicly traded mutual funds. For deferrals subsequent to December 31, 2006 - and beginning July 1, 2007, for all prior deferrals - the accrual rate is based on 120% of AFR. Participants may also use their deferrals to acquire additional DSUs.

For the three months ended March 31, 2007 and 2006, deferrals of $1.1 million and $1.4 million, respectively, were made under the EDCP. The following table provides detail on changes in participants’ EDCP accounts for the three months ended March 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

EDCP Activity

(In thousands)	Three Months Ended March 31,
	2007	2006

Transfer into participants’ EDCP accounts	$1,088	$1,366
Accrued interest earned in EDCP	391	296
Participants’ withdrawals	(793)	(241)
Net change in participants’ EDCP accounts	$686	$1,421
Balance at beginning of period	$9,693	$7,005
Balance at end of period	$10,379	$8,426

The following table provides detail on the financial position of the EDCP at March 31, 2007 and December 31, 2006.

Balance of Participants’ EDCP Accounts

(In thousands)
	March 31, 2007	December 31, 2006

Participants’ deferrals	$6,938	$6,643
Accrued interest credited	3,441	3,050
Balance of participants’ EDCP accounts	$10,379	$9,693

Employee Stock Purchase Plan

In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair market value, subject to limits. Fair market value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter of that year.

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2007 and December 31, 2006, 38,228 and 35,570 shares have been purchased. As of March 31, 2007 and December 31, 2006, there remained a negligible amount of uninvested employee contributions in the ESPP.

The table below presents the activity in the ESPP for the three months ended March 31, 2007 and 2006.

Employee Stock Purchase Plan

(In thousands)	Three Months Ended March 31,
	2007	2006

Balance at beginning of period	$3	$13
Transfer in of participants’ payroll deductions from the ESPP	124	87
Cost of common stock issued to participants under the terms of the ESPP	(118)	(95)
Net change in participants’ equity	$6	$(8)
Balance at end of period	$9	$5

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies

As of March 31, 2007, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $16.4 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we are subleasing this office space from another tenant through the end of 2007. The total lease payments to be made under the lease expiring in 2013 and the sublease, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was $0.3 million and $0.2 million for the quarters ended March 31, 2007 and 2006, respectively. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at March 31, 2007 and December 31, 2006 was $3.0 million and $2.0 million, respectively. We will record additional leasehold improvements as we prepare the additional office space.

Future Lease Commitments by Year

(In thousands)	March 31, 2007

2007 (nine months)	$988
2008	1,636
2009	1,680
2010	1,709
2011	1,831
2012 and thereafter	8,574
Total	$16,418

At March 31, 2007, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

The table below shows our commitments to purchase loans and securities as of March 31, 2007. The loan purchase commitments represent derivative instruments with an estimated value of negative $0.2 million at March 31, 2007 under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This is included in net recognized gains and valuation adjustments on our Statements of Income.

Commitments to Purchase - Principal Amount

(In thousands)	March 31, 2007

Real estate loans	$81,676
Real estate securities	—
Total	$81,676

We have committed to purchase commercial CES from a securitization entity to be formed in 2007, pending adherence to representations and underwriting criteria as set forth in the agreement. At March 31, 2007, there were approximately $115 million of commercial mortgage loans originated for this future securitization. At March 31, 2007, we estimate the value of this commitment to be negligible.

Stock Repurchases

We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. There were no repurchases during the first quarter of 2007 and 1,000,000 shares remained available for repurchase under those plans.

Note 17. Recent Developments

In the second quarter of 2007 (through May 4, 2007), we committed to purchase $441 million residential real estate loans, $71 million residential and commercial IGS, and $51 million residential, commercial and CDO CES.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

In the second quarter of 2007 (through May 4, 2007), we committed to sell residential IGS with market values of $3.5 million for an estimated GAAP loss of $0.4 million, and residential CES with market values of $5.5 million for an estimated GAAP loss of $0.1 million.

In the second quarter of 2007, we intend to securitize $1 billion of residential real estate loans through our Sequoia program.

In April of 2007, we priced a $500 million CDO backed by option ARM residential securities.

In April of 2007, residential CES with a principal value of $1.4 million and residential IGS with a principal value of $1.4 million were called, for total estimated GAAP gains of $0.7 million.

In April of 2007, we called one Sequoia securitization. The principal balance of the residential real estate loans at the time of call was $139 million. We replaced the associated ABS issued liabilities with Redwood debt.

In April of 2007, the call of Acacia CDO 4 Ltd. was settled, resulting in the extinguishment of $242 million of Acacia ABS issued. The associated assets were sold during the first quarter of 2007 in anticipation of the call.

In April of 2007, we issued 226,726 shares of common stock through our DSPP for net proceeds of $11 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission (SEC), including Forms 10-K, 10-Q, and 8-K.

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

Important factors that may impact our actual results include changes in interest rates and fair market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. This Form 10-Q contains statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

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

We assume a range of credit risks in our investments and the level of assumed risk dictates the manner in which we finance our purchase of and derive income from these investments. Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities.

Our investments in residential, commercial, and collateral debt obligation (CDO) credit enhancement securities (CES, or below investment-grade securities) have concentrated credit risk. We finance the acquisition of most of our first-loss and equivalent CES that are directly exposed to credit losses with capital. We generally finance the acquisition of our second-loss, third-loss, and equivalent securities through our Acacia securitization program. To date, our primary credit enhancement investment focus has been in securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. Our CES investment returns depend on the amount and timing of most of the interest and principal collected on the loans in the pools supporting the securities. In an ideal environment for most of our residential CES, we would experience fast loan prepayments and low credit losses which would, in turn, lead to attractive CES returns. The return on most of our residential CES investments would be adversely affected by slow loan prepayments and high credit losses.

Our investments in real estate loans and investment-grade securities (IGS) have less concentrated credit risk. To produce an attractive investment return on these lower credit risk assets, we use financial leverage. We earn income based upon the spread between the yield on the acquired asset and the cost of funds we borrowed to acquire the asset. We have obtained most of the financing used to acquire these assets through the issuance of asset-backed securities (ABS) under our Sequoia and Acacia securitization programs. These financings are not obligations of Redwood. To further facilitate these investments, we have established and initiated the funding of a wholly-owned qualified REIT subsidiary – Cypress Trust, Inc. – to hold some of our investments in high-quality investment-grade residential securities and high-quality prime residential loans. These assets will be funded initially with debt, although Cypress will likely also utilize securitization as a form of financing in the future. We believe spread lending opportunities with these types of securities and loans are becoming increasingly attractive.

Our reported GAAP net income was $18 million ($0.66 per share) in the first quarter of 2007, a decrease from $28 million ($1.09 per share) for the first quarter of 2006. Our GAAP return on equity was 7% for the three months ended March 31, 2007 compared to 12% for the three months ended March 31, 2006. In the first quarter of 2007, we declared a regular dividend of $0.75 per share, an increase from the $0.70 per share regular dividend paid in each of the four quarters in 2006.

Table 1 Net Income

(In thousands, except share data)	Three Months Ended March 31,
	2007	2006

Total interest income	$215,105	$225,882
Total interest expense	(168,096)	(180,655)

Net interest income	47,009	45,227

Operating expenses	(17,782)	(12,582)
Realized gains on sales and calls, net	1,146	1,062
Market valuation adjustments, net	(10,264)	(2,932)
Provision for income taxes	(1,800)	(2,760)
Net income	$18,309	$28,015

Diluted common shares	27,684,029	25,702,730
Net income per share	$0.66	$1.09

The largest factor in the decline of net income was a $7 million increase in negative mark-to-market valuation adjustments on securities and interest rate agreements classified as trading. This decrease in fair value for these securities reflects the overall market decline in prices for real estate securities, and in particular for securities backed by subprime and alt-a loans, that occurred during the first quarter. We had no securities classified as trading in the first quarter of 2006 and therefore were not exposed to these negative mark-to-market valuation adjustments in net income. Another factor that contributed to the decline in net income was a $5 million increase in operating expenses, of which $2 million was related to severance charges, and $3 million related to increases in personnel and systems costs associated with our plan to diversify and grow our business.

On the positive side, our net interest income increased to $47 million during the quarter from $45 million in the same period last year. Higher net interest income from our IGS and CES portfolios more than offset the decline in net interest income from a reduced balance of adjustable-rate residential loans financed under our Sequoia program and from a $3 million charge related to an expected loss on a commercial real estate loan. In addition, net income for the period was positively affected by a $1 million decrease in the provision for taxes from the same period last year.

Accounting standards are moving in the direction of increased use of mark-to-market (MTM) accounting. As a consequence, while MTM accounting may have the benefit of increasing transparency, it will increasingly create substantial volatility in GAAP results.

Over the past year and a half, capital market pricing for residential real estate assets continued to tighten (increase in price), while at the same time underwriting standards and loan quality was deteriorating. We have been cautioning about and preparing for a correction to these market conditions. In the first quarter, the long-awaited correction process in the residential mortgage market began as prices for real estate securities generally widened in response to credit concerns in the subprime sector and as mortgage originators began taking steps to tighten underwriting standards. We believe both of these factors will have a positive long-term impact on our residential business; we will able to buy higher quality assets at more attractive prices.

While we believe the widening of spreads will be advantageous to us in the long-term, it had a negative accounting impact in the first quarter as MTM adjustments to our existing real estate securities portfolio caused our GAAP book accounting value and our GAAP earnings to decline. The MTM adjustments had little impact on the economics of our business. The vast majority of our credit-sensitive investments are backed by prime or near-prime alt-a borrowers whose credit performance continues to exceed our modeling expectations. Our expected cash flows were largely unaffected. Additionally, we experienced no margin calls and had no other liquidity issues, as virtually all the underlying securities were financed either through Acacia, non-recourse warehouse facilities, or with capital.

We note that the disruption in the capital markets not only affected real estate asset spreads, but liability spreads as well. Under GAAP, we are required to carry our real estate securities on our balance sheet at their fair value but we are not permitted to adjust paired Acacia ABS issued liabilities to fair value. Using the assumptions described in Note 13 to our financial statements, we estimate that if we had recorded our Acacia ABS issued at fair value, our book value at March 31, 2007 would have been higher than reported by $41 million ($1.51 per share).

For us, there is one general real economic effect related to reduced asset prices - and it’s positive. When asset prices go down, as they recently have, we can buy new assets more cheaply. Although we remain cautious as the outlook for housing remains unclear, we are finding some interesting, and perhaps extraordinary investment opportunities in this difficult environment of falling prices. On average, however, we expect we will benefit far more from better pricing and much better asset quality in our ongoing core business than we will from buying distressed assets. We expect our CES acquisitions to continue at a measured pace for the remainder of the year.

In April, the turbulence in the residential mortgage markets began to impact the CDO market. Many CDOs completed in the beginning in 2006 and those marketed in the first quarter of 2007 had a high concentration of securities backed BBB and BBB- rated subprime securities from the 2006 vintage. The volume of CDO activity has now slowed and CDO debt spreads, especially for securities rated below AAA, have widened significantly. The level of our CDO activity in the second half of the year will largely depend on market conditions and debt spreads. Although we believe the likelihood is low, there may be a period of time where the CDO market temporarily shuts down as a financing option or debt spreads make financing through a CDO structure unattractive. If the CDO market becomes unavailable or unattractive, we will have to look to other potential sources of financing, such as Redwood debt, to fund acquisitions, or else we may slow our pace of acquisitions.

In April, we priced a $500 million CDO backed by option ARM residential securities. The transaction is scheduled to close in May. We have another Acacia CDO planned for the second quarter. We are likely to complete this transaction though it is possible that the transaction may be delayed or even cancelled due to unfavorable market conditions. The securities acquired to-date for this planned CDO are held in a non-recourse (to Redwood) warehouse facility.

In the longer term, we believe our CDO business will likely benefit from recent market developments. We believe that our successful track record as a CDO manager and our willingness to invest in the equity of our CDO transactions will give us a competitive advantage. Additionally, we believe existing non-recourse warehouse facilities provided by lenders during the two-to-six month ramp-up phase will likely change. Going forward, we believe these warehouse providers will require issuers, including Redwood, to assume more risk during the aggregation period. Consequently, the competitive advantage will go to CDO managers, like Redwood, with strong balance sheets and the hedging expertise necessary to bear this risk. Over the long-term, we believe the likely result for us will be decreased competition and increased margins in our CDO business.

Commercial real estate in the U.S. is healthy. In a manner similar to residential real estate, however, both underwriting standards and respect for risk have been deteriorating. We thought that the downturn in residential, when it hit, might slow or halt aggressiveness in the financing markets for commercial real estate. At least in some respects, this seems to be happening. For instance, the rating agencies are increasing capital requirements for commercial securitizations, spreads have widened, and some B-piece buyers have been unwilling to meet their purchase commitments. To the extent this occurs, we believe it is beneficial for Redwood’s future opportunities.

During the first quarter we raised $19 million capital through our direct stock purchase plan (DSPP). We raised an additional $11 million through this plan in April 2007. Our plans for raising additional capital this year are uncertain and will largely depend on the level of our investment opportunities. In the near-term, we expect to continue to raise capital through our DSPP and we may issue additional trust preferred securities, junior subordinated notes, or other long-term debt.

We note that more recently (in the beginning of the second quarter), we have observed a tightening of spreads with respect to some assets. Accordingly, some market observers might conclude that the worst of the housing recession has past. We would caution that such predictions may very well be premature. In the event the housing market weakens further, we could expect increased losses and delinquencies in our portfolios, and asset prices could decline further. Moreover, a general economic recession in the U.S. economy would likely accelerate and deepen those trends. That being said, we believe we are prepared to withstand those trends, and in the long run, we expect that they may generate attractive opportunities for us.

In summary, we structured Redwood Trust with the goal of being a reliable generator of earnings and dividends under a variety of market conditions, and we feel that our strategy is holding up well given the volatility in the marketplace. While our actual investment decisions will depend largely on market conditions and opportunities, we have no plans to change our general approach to acquiring high-quality real estate assets and creating high-quality securitization products.

Subprime Exposure

Most of the current problems in the residential loan market involve subprime loans. Recently, mortgage originators have been inundated by loan repurchase demands from investors due to underwriting issues and the poor credit performance of subprime borrowers. We do not originate, acquire or securitize subprime mortgages. Accordingly we are not subject to subprime loan repurchase issues.

We have subprime loan exposure through our investment in real estate securities backed by subprime loans. At March 31, 2007, our subprime investments consisted of $9 million of CES, $20 million of NIMS and residuals and $471 million of IGS. At March 31, 2007, $386 million of these subprime securities were financed through Acacia securitization entities, $78 million in non-recourse warehouse facilities and $36 million with capital. As a result of these financing structures, market value declines do not subject us to margin calls or other liquidity issues.

Our principal subprime exposure results from potential financial statement mark-to-market adjustments to the carrying value of subprime securities. This risk is more fully discussed in the Potential GAAP Earnings Volatility section later in this document. Additional information with respect to our subprime securities portfolio is set forth in Table 23.

RESULTS OF OPERATIONS

Interest Income

Total interest income consists of interest earned on consolidated earning assets adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on real estate loans, real estate securities, other real estate investments, and cash.

Table 2 Interest Income and Yield

(Dollars in thousands)	Three Months Ended March 31,
	2007				2006
	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Real estate loans, net of provision for credit losses	$126,850	58.97%	$8,732,333	5.81%	$166,902	73.89%	$12,599,296	5.30%
Real estate securities	83,458	38.80%	3,265,496	10.22%	56,503	25.01%	2,386,492	9.47%
Other real estate investments	2,465	1.15%	37,169	26.53%	—	—	—	—
Cash and cash equivalents	2,332	1.08%	244,816	3.81%	2,477	1.10%	244,002	4.06%
Total interest income	$215,105	100.00%	$12,279,814	7.01%	$225,882	100.00%	$15,229,790	5.93%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Table 3 Volume and Rate Changes for Interest Income

(In thousands)	Change in Interest Income Three Months Ended March 31, 2007 Versus March 31, 2006
	Volume	Rate	Total Change

Real estate loans, net of provisions for credit losses	$(51,225)	$11,173	$(40,052)
Real estate securities	20,575	6,380	26,955
Other real estate investments	2,465	—	2,465
Cash and cash equivalents	8	(153)	(145)
Total interest income	$(28,177)	$17,400	$(10,777)

Note: Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Below is a further breakdown and discussion of the year-over-year changes for real estate loans, real estate securities, other real estate investments, and cash.

Interest Income - Loans

The following table provides detail on interest income earned on our residential and commercial real estate loan portfolios for the three months ended March 31, 2007 and 2006.

Table 4 Consolidated Real Estate Loans

(Dollars in thousands)						Three months ended March 31, 2007 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	Provision for Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization/ Credit Provision	Total Interest Income

Residential loans	$142,350	$(11,726)	$(1,481)	$129,143	$8,704,147	6.54%	(0.61)%	5.93%
Commercial loans	34	21	(2,348)	(2,293)	28,186	0.48%	(33.02)%	(32.54)%
Total loans	$142,384	$(11,705)	$(3,829)	$126,850	$8,732,333	6.53%	(0.72)%	5.81%

						Three months ended March 31, 2006 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	Provision for Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization/ Credit Provision	Total Interest Income

Residential loans	$177,880	$(12,075)	$(141)	$165,664	$12,542,519	5.67%	(0.39)%	5.28%
Commercial loans	1,180	93	(35)	1,238	56,777	8.31%	0.41%	8.72%
Total loans	$179,060	$(11,982)	$(176)	$166,902	$12,599,296	5.69%	(0.39)%	5.30%

Residential

Interest income on residential real estate loans decreased to $129 million in the three months ended March 31, 2007 from $166 million in the three months ended March 31, 2006 primarily as a result of lower average balances of residential real estate loans. This was due to high prepayments within our existing portfolio of LIBOR-indexed ARMs and a relatively low level of new loan acquisitions. This decline was partially offset by increased yields due to increases in the short-term interest rates to which most of the residential real estate loans are indexed.

Our residential real estate loan balance was $8.7 billion at March 31, 2007 and $9.4 billion at December 31, 2006. Of the $8.7 billion residential loan balance at March 31, 2007, 78% were one- and six-month LIBOR adjustable-rate residential loans (LIBOR ARMs) that were financed through our Sequoia securitization program. The flattening of the yield curve that began in 2005 and continued through March 2007 has led to fast prepayments on existing LIBOR ARMs and caused origination levels of new LIBOR ARMs to significantly decline. The average constant prepayment rate (CPR) for our LIBOR ARMs was 38% in the three months ended March 31, 2007 and was 46% for all of 2006.

Loan premium amortization expense was $12 million for both the three months ended March 31, 2007 and 2006. On a percentage basis, loan premium amortization expense for our LIBOR ARMs continues to lag the decrease in our LIBOR ARM residential loan balance. The reason for this anomaly relates to the loan premium amortization method we use for loans acquired prior to July 2004, which represented 52% of the loan balance at March 31, 2007. For these loans, the premium amortization rate is somewhat influenced by prepayments, but is more significantly influenced by short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization potentially accelerates in a material way. See the Potential for GAAP Earnings Volatility discussion later in this document. For the remainder of the loans (those acquired after July 2004), we use a different accounting method for premium amortization, and as a result, the percentage of amortization is more closely correlated to prepayment rates regardless of changes in short-term interest rates.

During the first quarter of 2007, our provision for credit losses for residential loans was $1 million. On a percentage basis, our credit reserve increased to 0.23% of the residential loan balance at March 31, 2007 from 0.22% at December 31, 2006. The primary reason for the increase in our reserve was a percent of loans was a rise in residential loan serious delinquencies, which increased from 0.81% of the current loan balance at December 31, 2006 to 0.92% at March 31, 2007. Delinquencies as a percent of original balances increased from 0.24% at December 31, 2006 to 0.26% at March 31, 2007. Overall, residential loan credit performance remains significantly better than our original expectations.

Commercial

Interest income on commercial real estate loans decreased by $3 million in the first quarter of 2007 from the same period last year. During the first quarter of 2007, we fully reserved for an anticipated loss on a mezzanine commercial loan financing a condominium-conversion project. Cost over-runs and changing market conditions make it probable that we will not collect any outstanding principal or accrued interest upon completion of the project. The total charge for this loan was $3 million, of which $2 million related to principal and $1 million to accrued interest.

Interest Income - Securities

The table below presents the income and yields of the components of our real estate securities for the three months ended March 31, 2007 and 2006.

Table 5 Real Estate Securities — Interest Income and Yield

(Dollars in thousands)
Three months ended March 31, 2007					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
Investment-grade securities
Residential	$28,099	$1,321	$29,420	$1,795,130	6.27%	0.29%	6.56%
Commercial	1,808	67	1,875	122,099	5.92%	0.22%	6.14%
CDO	3,865	(3)	3,862	230,684	6.71%	(0.01)%	6.70%
Total investment-grade securities	$33,772	$1,385	$35,157	$2,147,913	6.29%	0.26%	6.55%

Credit enhancement securities
Residential	$18,772	$18,892	$37,664	$673,114	11.15%	11.23%	22.38%
Commercial	10,149	(9)	10,140	426,121	9.53%	(0.01)%	9.52%
CDO	497	─	497	18,348	10.84%	0.00%	10.84%
Total credit enhancement securities	$29,418	$18,883	$48,301	$1,117,583	10.53%	6.76%	17.29%

Total real estate securities	$63,190	$20,268	$83,458	$3,265,496	7.74%	2.48%	10.22%

Three months ended March 31, 2006					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
Investment-grade securities
Residential	$18,774	$1,406	$20,180	$1,299,933	5.78%	0.43%	6.21%
Commercial	2,875	5	2,880	181,549	6.34%	0.01%	6.35%
CDO	2,483	8	2,491	157,570	6.30%	0.02%	6.32%
Total investment-grade securities	$24,132	$1,419	$25,551	$1,639,052	5.89%	0.35%	6.24%

Credit enhancement securities
Residential	$13,853	$12,392	$26,245	$516,962	10.72%	9.59%	20.31%
Commercial	4,832	(564)	4,268	215,769	8.95%	(1.04)%	7.91%
CDO	439	─	439	14,709	11.94%	0.00%	11.94%
Total credit enhancement securities	$19,124	$11,828	$30,952	$747,440	10.23%	6.33%	16.56%

Total real estate securities	$43,256	$13,247	$56,503	$2,386,492	7.25%	2.22%	9.47%

Investment-Grade Securities

Interest income from IGS increased to $35 million in the three months ended March 31, 2007 as compared $26 million for the three months ended March 31, 2006 due to portfolio growth and increased yields. The majority of the IGS acquired over the past year were residential, in part because comparably rated commercial securities traded at relatively higher prices and lower yields. The increase in yield is generally reflective of the rise in short-term interest rates over the past year as new securities were purchased in a higher interest rate environment and many existing securities have a variable interest rate that reset to higher levels.

Residential CES

We acquire many first-loss securities at 25% to 35% of their principal value and other, more senior, credit-enhancement securities at 50% to 100% of their principal value. Many of these securities are priced at a substantial discount to their principal value as future credit losses could reduce or eliminate the principal value of these securities. Our yields on these investments depend on how much principal and interest we eventually collect and how quickly we receive those payments. The faster we collect principal and the longer it takes to realize credit losses, the better it is for our investment returns.

Interest income from our residential CES was $38 million for the first three months of 2007, an $11 million increase over the same period in 2006. This increase is the result of higher yields (22% in the first three months of 2007 vs. 20% in the first three months of 2006) and higher balances. Higher yields resulted from the strong credit performance and faster than anticipated prepayments rates adjustable rate mortgages (ARMs). ARMs represented 59% of our residential CES portfolio at March 31, 2007, and average actual prepayment rates were in excess of 40% in the first quarter of 2007 compared to our initial expectations (at the time of acquisition) of 20% to 25%. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal payments.

IGS and CES Backed by Option ARMs

We own IGS and CES that are backed by option ARMs, which give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARMs securities depends on our expectation of collectibility. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. In both the first quarter of 2007 and 2006, we recognized $1 million of neg am interest on securities rated BB and higher. During these time periods, we deferred recognition of neg am interest of $1.1 million and $0.8 million, respectively, on our unrated and B-rated securities. For these securities we do not currently expect to collect the neg am interest and will recognize this deferred interest if cash is received. Our cumulative deferred neg am interest is $5.9 million at March 31, 2007. We will continue to monitor and assess these assumptions.

Commercial CES

Interest income from our commercial CES was $10 million for first three months of 2007, a $6 million increase over the same period in 2006. This increase is primarily the result of higher average balances. We have been active buyers of commercial CES as we have become more established in this marketplace.

The average yield earned on our commercial CES portfolio in the first quarter of 2007 was 9.52%. The yield was low relative to our other CES due to our credit loss assumptions. Similar to residential, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. As a result, it will take several years to further observe credit performance and re-assess our loss assumptions. A decrease in loss assumptions would result in higher yields (an increase in discount amortization) while increased loss assumptions would lead to lower yields or impairments.

Interest Income - Other Real Estate Investments

The table below presents the interest income, average balances, and yield on our other real estate investments for the three months ended March 31, 2007. We had no other real estate investments for the three months ended March 31, 2006.

Table 6 Other Real Estate Investments - Interest Income and Yield

(In thousands)	Three Months Ended March 31, 2007
	Interest Income	Average Balance	Yield as a Result of Interest Income
Other real estate investments	$2,465	$37,169	26.53%

Total interest income from our other real estate investments was $2 million for the first three months of 2007. Other real estate assets consist of residential IOs, NIMs, and residuals. In prior periods, these assets were included in real estate securities. The majority of the interest income was from residuals we purchased in the first quarter of 2007. Since we account for these assets as trading assets, the yield on other real estate investments should be considered in conjunction with the market valuation adjustments recognized through the income statement on these assets during the first quarter of 2007, as discussed further later in this document.

Interest Income - Cash and Cash Equivalents

Interest income from cash and cash equivalents was $2 million in both the first quarter of 2007 and 2006. Average cash balances and yields were similar for these periods.

Interest Expense

Interest expense consists of interest payments on consolidated ABS issued from sponsored securitization entities, Redwood debt, and junior subordinated notes. The table below presents our interest expense and balances for these components for the three months ended March 31, 2007 and 2006.

Table 7 Total Interest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Interest expense on consolidated ABS	$134,945	$178,583
Interest expense on Redwood debt	31,094	2,072
Interest expense on junior subordinated notes	2,057	—
Total interest expense	$168,096	$180,655

Average ABS issued balance	$9,338,053	$14,663,134
Average Redwood debt balance	2,188,561	137,181
Average junior subordinated notes balance	97,013	—
Average total obligations	$11,623,627	$14,800,315

Cost of funds of ABS issued	5.78%	4.87%
Cost of funds of Redwood debt	5.68%	6.04%
Cost of funds of junior subordinated notes	8.48%	—
Cost of funds of total obligations	5.78%	4.88%

Total consolidated interest expense decreased to $168 million in the first three months of 2007 from $181 million in the first three months of 2006. Interest expense on consolidated ABS decreased by $44 million in the first three months of 2007, as compared to the first three months of 2006. This decline was partially offset by a $29 million increase in interest expense on Redwood debt and a $2 million increase for interest expense on junior subordinated notes.

The reduction in consolidated ABS interest expense was caused by a significant decline in the average balance of outstanding consolidated ABS issued (36%) as a result of rapid prepayments of the loans within these securitization entities. Offsetting some of the decline in balances was the higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-month LIBOR. These factors are illustrated in the volume and rate change table below.

Table 8 Volume and Rate Changes for Interest Expense

(In thousands)	Change in Interest Expense Three Months Ended March 31, 2007 vs. March 31, 2006
	Volume	Rate	Total Change
Interest expense on ABS	$(64,854)	$21,216	$(43,638)
Interest expense on Redwood debt	30,984	(1,962)	29,022
Interest expense on junior subordinated notes	2,057	—	2,057
Total interest expense	$(31,813)	$19,254	$(12,559)

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for the three months ended March 31, 2007 and 2006. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only (IO) securities.

Table 9 Cost of Funds of Asset-Backed Securities Issued

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

ABS interest expense	$131,392	$178,183
ABS issuance expense amortization	7,068	5,907
Net ABS interest rate agreement income	(1,646)	(2,980)
Net ABS issuance premium income amortization on ABS issue	(1,869)	(2,527)
Total ABS interest expense	$134,945	$178,583

Average balance of ABS	$9,338,053	$14,663,134

ABS interest expense	5.63%	4.86%
ABS issuance expense amortization	0.30%	0.16%
Net ABS interest rate agreement income	(0.07)%	(0.08)%
Net ABS issuance premium income amortization on ABS issued	(0.08)%	(0.07)%
Cost of funds of ABS	5.78%	4.87%

The increase in Redwood debt interest expense was the result of increased use of Redwood debt to fund loans and securities. The average balance of our outstanding Redwood debt during the first quarter of 2007 increased by $2.1 billion over the same period last year. Of this increase, $1.6 billion represented financing for the acquisition of residential real estate loans (in part, from calling our older Sequoia loan securitizations) and $0.5 billion related to the financing for the acquisition of real estate securities.

Our junior subordinated notes (issued December 2006) accrue interest expense at three month LIBOR plus basis points (2.25%). The overall cost of funds includes the amortization of deal costs.

Operating Expenses

Total operating expenses increased by 41% in the first three months of 2007 as compared to the same period of 2006. Operating expenses excluding severance expenses increased by 22% in the first three months of 2007 as compared to the same period of 2006. This is in line with the increase in number of employees (from 75 employees at March 31, 2006 to 99 employees at March 31, 2007) and associated costs. We continue to lay the foundation for future growth and diversification with the increase in personnel and related infrastructure.

Components of our operating expenses for the three months ended March 31, 2007 and 2006 are presented in the table below.

Table 10 Operating Expenses

	Three Months Ended March 31,
(In thousands)	2007	2006

Fixed compensation expense	$4,616	$3,436
Variable compensation expense	2,251	1,514
Equity compensation expense	3,349	2,694
Severance expense	2,380	—
Systems	1,656	1,425
Due diligence	707	432
Office costs	1,180	1,034
Accounting and legal	855	1,334
Other operating expenses	788	713
Total operating expenses	$17,782	$12,582

Fixed compensation expense includes employee salaries and related employee benefits. Fixed compensation expense has increased in the first quarter of 2007 as compared to the first quarter of 2006 due to increased staffing levels. Variable compensation expense includes employee bonuses which are based on the adjusted return on equity earned by Redwood and individual performance. Equity compensation expense primarily includes the expense of equity awards granted to employees and directors.

In February 2007, we entered into severance agreements with two employees as part of a re-alignment of our commercial operations. In conjunction with these severance agreements, we recorded additional compensation expense of $2.4 million which mainly represented acceleration of unvested equity awards.

Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of securities. Due diligence expenses increased in the first quarter of 2007 compared to the first quarter of 2006 due to increased commercial CES activity. These costs fluctuate from period to period as a function of the level and type of asset acquisitions.

Realized Gains on Sales and Calls

Total realized gains on sales and calls were comparable for the three months ended March 31, 2007 and 2006. The table below provides detail of the net realized gains on sales and calls for the three months ended March 31, 2007 and 2006.

Table 11 Realized Gains on Sales and Calls, Net

(In thousands)	Three Months Ended March 31,
	2007	2006
Realized gains (losses) on sales of:
Real estate securities	$(784)	$1,062
Interest rate agreements	1,087	—
Gains on sales	303	1,062

Gains on calls of residential CES	843	—

Total realized gains on sales and calls	$1,146	$1,062

Market Valuation Adjustments

Valuation adjustments reflect those changes in fair market values of assets that we recognize through our income statement. These include changes in the fair market value of our trading instruments (other real estate investments, credit default swaps, and certain interest rate agreements), the write-downs of assets that are impaired under the provisions of EITF 99-20, and the change in the value of our commitments.

The table below provides the components of valuation adjustments for the three months ended March 31, 2007 and 2006. Other than interest rate agreements, we did not have any assets accounted for as trading securities in 2006.

Table 12 Market Valuation Adjustments, Net

(In thousands)	Three Months Ended March 31,
	2007	2006
Changes in fair market value of trading instruments
Other real estate investments
Residuals	$(5,564)	$—
NIMs	(155)	—
IOs	379	—
Subtotal - other real estate investments	(5,340)	—

Derivative financial instruments
Credit default swaps	(2,526)	—
Interest rate agreements	(847)	297
Subtotal - derivative financial instruments	(3,373)	297
Total change in fair market value of trading instruments	(8,713)	297

Write-downs to fair market value under EITF 99-20	(2,387)	(3,229)
Change in value of purchase commitments	836	—
Total market value adjustments	$(10,264)	$(2,932)

Our portfolio of other real estate investments accounted for as trading securities was $50 million at March 31, 2007. We had no other real estate investments accounted for as trading securities at March 31, 2006. Due to the implementation of a new accounting standard (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs and residuals) that contain embedded derivatives as trading instruments. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS). The fair market value of these securities declined during the quarter as spreads widened considerably from February to the end of March 2007. Additionally, at March 31, 2007, we owned credit default swaps that are also accounted for as trading securities and that decreased in value during the quarter due to spread widening. We did not own any credit default swaps at March 31, 2006.

Impairments for accounting purposes on our real estate securities are generally caused by an adverse change in projected cash flows in conjunction with a decrease in the fair market value. We recorded $2.4 million of impairment on AFS securities in the first quarter of 2007 as we believed that, in addition to the fair market value decrease due to the spread widening described above, the actual future cash flows on those securities were impaired or we did not have the intent to hold the securities for a long enough future time period to recover the unrealized loss generated by widening spreads. We recorded $3.2 million of impairments for the first quarter of 2006.

The fair market value changes of those interest rate agreements accounted for as trading decreased by $1 million. All changes, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks, and the changes in the value of the hedged asset or liability are not included in the valuation adjustment. Consequently, our use of interest rate agreements accounted for as trading instruments, could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

Changes in fair market values of our loan purchase commitments are also reflected through our income statement (positive $0.8 million). We commit to purchase certain loans and generally do not take possession of the loans for up to a month. During that time, the value of the loan may change from our commitment purchase price and the resulting change in value is recognized through our income statement.

Other ComprehensiveIncome (Loss)

Most of our real estate securities are accounted for as AFS and are reported on our consolidated balance sheets at fair market value. Many of our derivative instruments are accounted for as cash flow hedges and are also reported on our consolidated balance sheets at fair market value. The differences between the value of these assets and our amortized cost are shown as a component of stockholders’ equity as accumulated other comprehensive income (loss). Periodic changes in the fair market value of these assets relative to amortized cost are included in other comprehensive income (loss).

As a result of the spread widening on real estate securities that occurred during the first quarter of 2007, the fair market value adjustments on AFS assets decreased by $93 million and the fair market value adjustments on cash flow hedges decreased by $7 million. These adjustments reduced our reported book value.

The table below provides the change during the current quarter and cumulative balances of unrealized gains and losses by type of real estate securities and by IGS and CES.

Table 13 Other Comprehensive Income (Loss) - Real Estate Securities

	Cumulative Unrealized Gain (Loss)			Carrying Value
(In thousands)	March 31, 2007	December 31, 2006	Change	March 31, 2007	December 31, 2006

Investment-Grade Securities
Residential	(49,027)	$5,025	$(54,052)	$2,025,850	$1,697,250
Commercial	(2,071)	111	(2,182)	116,494	119,613
CDO	(7,985)	2,174	(10,159)	254,307	224,349

Total IGS	(59,083)	7,310	(66,393)	2,396,651	2,041,212

Credit-Enhancement Securities
Residential	44,263	58,015	(13,752)	752,277	721,531
Commercial	9,063	21,081	(12,018)	435,382	448,060
CDO	(575)	122	(697)	16,152	21,964

Total CES	52,751	79,218	(26,467)	$1,203,811	1,191,555

Total real estate securities	(6,332)	$86,528	$(92,860)	$3,600,462	$3,232,767

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at our REIT to stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we choose to retain and on the income we earn at our taxable subsidiaries.

Our income tax provision in the first quarter of 2007 was $2 million, a decrease from the $3 million income tax provision recorded for the same period in 2006, primarily due to a decline in net income.

Taxable Income and Dividends

In the first quarter of 2007, we earned an estimated $40 million of total taxable income, or $1.48 share outstanding. Of this amount, $36 million was earned at the REIT and $4 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP; it is the pre-tax income calculated for tax purposes. REIT taxable income is that portion of our taxable income that we earn at Redwood Trust and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders.

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

The table below reconciles GAAP income to total taxable income for the three months ended March 31, 2007 and 2006.

Table 14 Differences Between GAAP Net Income and Total Taxable Income

(In thousands, except per share data)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
GAAP net income	$18,309	$28,015
Difference in taxable income calculations
Amortization and credit losses (net interest income)	10,417	4,939
Operating expense differences	(1,713)	1,604
Realized gains on calls and sales	2,100	(613)
Unrealized market valuation adjustments	9,118	3,226
Income tax provisions	1,800	(703)
Total differences in GAAP/tax income	21,722	8,453
Taxable income	$40,031	$36,468

Shares used for taxable EPS calculations	27,129	25,382
Total taxable income per share	$1.48	$1.44

Our taxable income estimates are based on a number of assumptions regarding future events. To the extent such events do not occur, or others occur which we have not anticipated, our quarterly estimates could change and could be significantly different quarter over quarter. See the discussion in Potential Tax Income Volatility below.

Our board of directors declared a regular dividend of $0.75 per share for the first quarter of 2007. In 2007, as in the past few years, we intend to permanently retain 10% of our taxable REIT income and defer the distribution of a portion of our taxable REIT income to shareholders in the subsequent year. At March 31, 2007, there was $60 million ($2.20 per share) of estimated 2006 and 2007 undistributed REIT taxable income that we plan to distribute to our shareholders during 2007.

We continue to be in compliance with all REIT tests. We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT that could generate unrelated business taxable income or excess inclusion income that would be distributed to our shareholders or that would cause prohibited transaction taxes on the REIT. There can be no assurance that we will be successful in doing so.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility for a variety of reasons, including the timing of sales and calls of assets, changes in interest rates, prepayments, credit losses, fair market values of assets, and capital utilization. In addition, volatility may occur because of technical accounting issues, some of which are described below.

Loan Premium

Our unamortized loan premium on our consolidated residential real estate loans at March 31, 2007 was $117 million. This will be expensed over the remaining life of these loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $12 million in both of the first quarters of 2007 and 2006. Declines in short-term interest rates could cause a significant increase in required amortization in subsequent periods.

In addition, premium amortization expense acceleration could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans are currently in excess of their fair market value. This reclassification could occur as the various underlying pools of loans become callable and we decide to sell these loans, or it could occur if there is a change in accounting principles (for example, if we adopt SFAS 159 and elect to account for our loans as fair value instruments.)

Real Estate Securities

Currently, all of our IGS and CES real estate securities are classified as AFS and are carried on our balance sheets at their estimated fair market value. Cumulative unrealized fair market value gains and losses are reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity. However, adverse changes to projected cash flows related to poor credit performance, adverse changes to prepayment speeds, or our or our decision to sell assets could create an other-than-temporary impairment for accounting purposes and could cause fair market value losses to be reported through our income statement.

In particular, we own $480 million of securities backed by subprime loans ($9 million of CES and $471 million of IGS). Additionally, we own $1.3 billion of securities backed by option ARMs ($237 million of prime CES, $359 million of prime IGS, $156 million of alt-a CES, and $534 million alt-a IGS). The future credit performance of these securities could potentially be worse than our current projections requiring us to report losses through our income statement. See the Financial Condition discussion later in this document for further detail on these securities.

Other Real Estate Investments

Due to the implementation of a new accounting standard (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs and residuals) that contain embedded derivatives as trading instruments within the portfolio other real estate investments. IOs, NIMs, and residuals typically contain embedded derivatives that require bifurcation and separate valuation through the income statement under FAS 155. We have elected to treat these investments as trading securities (FAS 115) rather than bifurcate the embedded derivative component. Trading securities are required to be reported on our consolidated balance sheet at their estimated fair market values with changes in fair market values reported through our consolidated statements of income (through market valuation adjustments). We expect to increase our investments in NIMs and residuals in the future. Using FAS 155 in this manner will increase GAAP earnings volatility going forward. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS).

Derivative Financial Investments

To date, we have elected two classifications for derivative instruments: trading instruments and cash flow hedges. All derivative instruments, regardless of classification, are reported on our consolidated balance sheets at fair market value. Changes to the fair market value of the derivatives classified as trading instruments are recognized through the consolidated statements of income. For those derivatives accounted for as cash flow hedges, the changes in fair market values are reported through our consolidated balance sheets with only the ineffective portions (as determined according to the accounting provisions) reported through our income statement.

We could experience significant earnings volatility from our use of derivatives. This could occur, for example, when the recognition in changes in the fair market value of the derivatives are reported through our income statement but changes in the fair market value in the hedged asset or liability are not recognized in a similar manner. It could also occur as we expand our use of derivatives (including acquiring derivatives as investments and not just as hedging instruments).

Potential Tax Income Volatility

Taxable income may vary from quarter to quarter based on many reasons, three of which are discussed below.

CES and Loans

To determine taxable income we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual losses. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and thus only accrete a portion of the CES discount into income. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At March 31, 2007, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $99 million. In addition, as of March 31, 2007, we had a credit reserve of $30 million for GAAP on our residential and commercial loans, and none for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Sequoia Interest-Only Certificates (IOs)

As a result of rapid prepayments, we are experiencing negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they otherwise would have been based on the economic returns. As a result, our current tax bases on these IOs are higher than the fair market values by approximately $52 million. We expect to call most Sequoia securitization entities over the next two years, at which time the remaining IO tax basis will be written off and a capital loss for tax created. Capital losses do not reduce ordinary income (or our requirement to distribute ordinary income as dividends). Capital losses do offset capital gains realized from sales or calls of assets, and thus will reduce future distributions of these capital gains. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

Compensation

Compensation expense for tax varies depending on the timing of dividend equivalent rights payments, the exercise of stock options, the distribution of deferred stock units, and deferrals to and withdrawals from our executive deferred compensation plan.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Summary

In the first quarter of 2007, concerns over subprime credit issues caused prices of securities backed by subprime loans to decline significantly. The turbulence in subprime then led to a broad market decline for prices of real estate securities. The total mark-to-market valuation impact to Redwood’s investments in real estate securities and other investments was a write-down of $101 million. Of this amount $8 million flowed through our income statement and $93 million was recorded as a reduction of stockholders’ equity. The vast majority of the accounting fair market value write-downs taken in the first quarter were related to a general decline in the market prices of securities and not due to changes in expected cash flows - impairments under EITF-99-20 were $2 million.

A summary of the changes in fair market value during the first quarter of 2007 by type and security is shown in the table below.

Table 15 Mark-To-Market Adjustments
	Three Months Ended March 31, 2007
(In millions)	Residential	Commercial	CDO	Total

IGS	$(55)	$(2)	$(10)	$(67)
CES	(16)	(12)	(1)	(29)
NIMs, residential and IOs	(5)	—	—	(5)
Total mark-to-market adjustments	$(76)	$(14)	$(11)	$(101)

All the securities that were affected by write-downs were either held by Acacia securitization entities, CDO warehouse facilities, or with capital. These reductions in fair market values did not cause any margin calls or cause any other liquidity issues.

In March 2007, we segregated assets with embedded derivatives under FAS 155 (residential IOs, NIMs, and residuals) into a new balance sheet line item - other real estate investments and classified them as trading.

We discuss our business of investing in, financing, and managing real estate loans and securities in each of our earnings asset portfolios below.

Residential Real Estate Loans

We acquire high-quality residential real estate loans on a bulk or flow basis from major originators. Prior to 2006, these loan purchases were predominately comprised of short reset LIBOR indexed ARMs (LIBOR ARMs). Since then, we have expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of the activity with respect to our residential real estate loans for the three months ended March 31, 2007.

Table 16 Residential Real Estate Loans - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	$9,323,935
Acquisitions	415,283
Principal repayments	(1,042,061)
Transfers to REO	(3,463)
Premium amortization	(11,726)
Provision for credit losses	(1,481)
Balance at end of period	$8,680,487

Our residential real estate loan balance declined to $8.7 billion at March 31, 2007 from $9.3 billion at December 31, 2006. Of the balance at March 31, 2007, 78% of the loans were one- and six-month LIBOR ARMs. The flattening of the yield curve since 2005 has continued to result in fast prepayments on existing LIBOR ARMs and has caused origination levels of new LIBOR ARMs to decline significantly. The average constant prepayment rate (CPR) for our LIBOR ARMs continues to be high at 38% in the three months ended March 31, 2007. In a flat yield curve environment, hybrid or fixed-rate loans are a more attractive loan alternative to a borrower. Of the $415 million of acquisitions during the first quarter of 2007, $360 million were hybrid loans and $55 million were short reset LIBOR ARMs.

Our March 31, 2007 residential loan balance of $8.7 billion included $7.4 billion loans funded via securitization and $1.3 billion loans financed with equity and Redwood debt. We will either securitize loans through our Sequoia program, sell loans to third parties, or continue to hold loans funded with Redwood debt to earn an interest spread. Our funding decision depends on a number of factors, including our level of excess cash and the availability of attractive alternative investment opportunities.

Residential CES

The largest part of our business in terms of capital employed is investing in residential CES. These credit-enhancement securities have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that could come from taking on concentrated credit risks.

Our residential CES portfolio had a fair market value of $752 million at March 31, 2007 and $722 million at December 31, 2006, reflecting an annualized growth rate of 17% during the first quarter of 2007. The following table provides detail of the activity with respect to our residential CES for the three months ended March 31, 2007.

Table 17 Residential CES - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	$721,531
Acquisitions	73,725
Sale proceeds	(5,214)
Gains (losses) recognized on sales, net	387
Principal repayments (including calls)	(35,672)
Gains recognized on calls, net	733
Discount amortization	18,892
Transfer to other portfolios	(4,480)
Change in fair market value adjustments, net	(17,625)
Balance at end of period	$752,277

The $74 million residential CES acquired in the first quarter of 2007 were comprised of $33 million prime securities, $37 million alt-a securities, and $4 million subprime securities.

Prime securities are residential mortgage-backed securities backed primarily by high credit quality loans. Many of the loans are jumbos, with loan balances greater than conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low (75% or less), weighted average loan-to-value ratios (LTV), and limited concentrations of investor properties.

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

Subprime securities are residential mortgage-backed securities backed by loans to borrowers who have impaired credit histories, but who appear to exhibit the ability to repay the current loan. Typically, these borrowers have lower credit scores or other credit deficiencies that prevent them from qualifying for prime or alt-a mortgages. To compensate for the greater risks and higher costs to service these loans, subprime borrowers pay higher interest rates, points, and origination fees. When evaluating the acquisition of CES backed by subprime loans, we use loss assumptions that are significantly higher than those we use for prime loans.

The following table details our residential CES portfolios by the underlying loan type (prime, alt-a, subprime) and by current credit rating at March 31, 2007 and December 31, 2006.

Table 18 Residential CES - Credit Rating and Collateral Type

March 31, 2007
	Rating
(In millions)	BB	B	Unrated	Total

Prime	$316	$132	$124	$572
Alt-a	101	30	40	171
Subprime	9	—	—	9
Total residential CES	$426	$162	$164	$752

December 31, 2006
	Rating
	BB	B	Unrated	Total

Prime	$307	$119	$129	$555
Alt-a	94	23	40	157
Subprime	7	—	3	10
Total residential CES	$408	$142	$172	$722

The following table details our residential CES portfolios by the product type and collateral vintage at March 31, 2007.

Table 19 Residential CES - Product and Vintage

March 31, 2007
(In millions)	Product and Vintage
	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$74	$110	$48	$5	$237
ARM	43	6	─	─	49
Hybrid	98	36	75	17	226
Fixed	36	17	7	─	60
Total prime	251	169	130	22	572
Alt-a
Option ARM	35	25	64	32	156
ARM	1	─	─	─	1
Hybrid	8	2	1	─	11
Fixed	1	─	─	2	3
Total Alt-a	45	27	65	34	171
Subprime
Hybrid	─	─	1	─	1
Fixed	─	─	4	4	8
Total subprime	─	─	5	4	9
Total residential CES	$296	$196	$200	$60	$752

The loans underlying all of our residential CES totaled $237 billion at March 31, 2007, and consist of $213 billion prime, $20 billion alt-a, and $4 billion subprime. These loans are located nationwide with a large concentration in California (46%). These loans continue to perform well from a credit perspective -- during the first quarter of 2007, realized residential credit losses were $3.8 million of principal value, a rate that is less than one basis point (0.01%) on an annualized basis of the balance of loans. Serious delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at March 31, 2007 were 0.43% of current balance and 0.26% of original balance. For loans in prime pools, delinquencies were 0.23% of current balance and 0.14% of original balance. Alt-a pools had delinquencies of 1.51% of current balance and 0.82% of original balance. Subprime loans had delinquencies of 6.23% of current balance and 5.60% of original balance.

As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. At March 31, 2007, the difference between the principal value ($1.3 billion) and carrying value ($752 million) -- which equals fair market value of these residential loan CES -- was $507 million. Of this difference, $393 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $158 million represented a purchase discount we are accreting into income over time, and $44 million represented net unrealized mark-to-market gains.

Residential Investment-Grade Securities

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. These IGS are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others’ securities. The credit performance of these assets continued to be strong during the first quarter of 2007. The majority of these securities are funded through securitizations under our Acacia program.

Our residential investment-grade securities totaled $2.0 billion at March 31, 2007 and $1.7 billion at December 31, 2006. The following table provides detail of the activity for the three months ended March 31, 2007.

Table 20 Residential IGS - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	$1,697,250
Acquisitions	535,346
Sale proceeds	(108,372)
Gains (losses) recognized on sales, net	(1,216)
Principal repayments (including calls)	(32,248)
Gains recognized on calls, net	76
Discount amortization	1,321
Transfer to other portfolios	(13,816)
Change in fair market value adjustments, net	(52,491)
Balance at end of period	$2,025,850

The $535 million IGS acquired in the first quarter of 2007 included $132 million prime, $337 million alt-a, and $66 million subprime. In the first quarter of 2007 we called a prior Acacia CDO and sold most of the assets underlying this securitization.

The following table details the type of underlying loans (prime, alt-a, subprime) and the current credit rating of our residential IGS as of March 31, 2007 and December 31, 2006.

Table 21 Residential IGS - Credit Rating and Collateral Type

March 31, 2007
(In millions)	Rating
	AAA	AA	A	BBB	Total

Prime	$67	$180	$247	$295	$789
Alt-a	206	92	225	243	766
Subprime	8	152	173	138	471
Total residential IGS	$281	$424	$645	$676	$2,026

December 31, 2006
	Rating
	AAA	AA	A	BBB	Total

Prime	$14	$181	$243	$285	$723
Alt-a	136	84	106	130	456
Subprime	8	127	209	174	518
Total residential IGS	$158	$392	$558	$589	$1,697

The following table details our residential CES portfolios by the product type and collateral vintage at March 31, 2007.

Table 22 Residential IGS - Product and Vintage

March 31, 2007
(In millions)	Product and Vintage
	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$46	$213	$69	$31	$359
ARM	31	─	─	─	31
Hybrid	79	120	45	68	312
Fixed	29	23	12	23	87
Total prime	185	356	126	122	789
Alt-a
Option ARM	31	51	237	215	534
ARM	5	─	─	─	5
Hybrid	13	8	32	12	65
Fixed	5	─	111	46	162
Total Alt-a	54	59	380	273	766
Subprime
Hybrid	166	71	75	24	336
Fixed	48	23	37	27	135
Total subprime	214	94	112	51	471
Total residential IGS	$453	$509	$618	$446	$2,026

The following table details the vintage of the underlying loan collateral behind our sub prime IGS at March 31, 2007.

Table 23 Subprime IGS - Credit Rating and Collateral Vintage

March 31, 2007
(In millions)	Credit Rating and Vintage
	2004 & Earlier		2005	2006	2007		Total
IGS
AAA	$	─	$5	$3	$	─	$8
AA		44	58	22		28	152
A		118	31	14		10	173
BBB+		52	─	46		10	108
BBB		─	─	15		─	15
BBB-		─	─	12		3	15
Total IGS		$214	$94	$112		$51	$471

Commercial Real Estate Loans

We have invested in commercial real estate loans since 1998. At March 31, 2007 and December 31, 2006, commercial real estate loans totaled $26 million and $28 million, respectively. These include mezzanine loans, subordinated (junior or senior lien) loans, and b-notes (b-notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan). Except for one loan (where we fully reserved for an anticipated loss on a junior mezzanine loan financing a condominium-conversion project), credit performance of our commercial loan portfolio remains strong and in line with our expectations.

The following table provides activity on our commercial real estate loans for the three months ended March 31, 2007.

Table 24 Commercial Real Estate Loans - Activity

(In thousands)	Three Months Ended March 31, 2007
Commercial real estate loans at beginning of period	$28,172
Recognized gains on sales, net	—
Principal repayments	38
Discount amortization	21
Provision for credit losses	(2,348)
Commercial real estate loans at end of period	$25,883

Commercial CES

Our total commercial CES was $435 million at March 31, 2007, a decrease from $448 million at December 31, 2006. At March 31, 2007, these securities provided credit enhancement on $57 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. The following table provides detail of the activity for the three months ended March 31, 2007.

Table 25 Commercial CES - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	$448,060
Acquisitions	2,743
Principal repayments (including calls)	—
Discount amortization	(9)
Upgrades to investment-grade securities	(3,501)
Change in fair market value adjustments, net	(11,911)
Balance at end of period	$435,382

The following table presents the current credit ratings of our commercial CES at March 31, 2007 and December 31, 2006.

Table 26 Commercial CES - Credit Rating

	Rating
(In millions)	BB	B	Unrated	Total

March 31, 2007	$222	$89	$124	$435

December 31, 2006	$224	$90	$134	$448

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($792 million) and carrying value ($435 million) of our commercial CES at March 31, 2007 was $357 million. Of this difference, $294 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $72 million represented a purchase discount we are accreting into income over time, and $9 million represented net unrealized mark-to-market gains.

Commercial IGS

Our commercial IGS totaled $116 million at March 31, 2007 and $120 million at December 31, 2006. The following table provides detail of the activity for the three months ended March 31, 2007.

Table 27 Commercial IGS - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	$119,613
Acquisitions	2,964
Sale proceeds	(6,464)
Gains recognized on calls, net	45
Principal repayments (including calls)	(938)
Discount amortization	67
Upgrades from commercial CES	3,501
Change in fair market value adjustments, net	(2,294)
Balance at end of period	$116,494

In the first quarter of 2007, we sold securities in conjunction with the call of a prior Acacia securitization. Our balance of commercial IGS has generally been declining over the last several quarters, as we have slowed acquisitions of commercial IGS as pricing has become extremely competitive.

The following table presents the current credit ratings of our commercial investment-grade securities at March 31, 2007 and December 31, 2006.

Table 28 Commercial IGS - Credit Rating

(In millions)	Rating
	AAA	AA	A	BBB	Total

March 31, 2007	$9	$4	$24	$79	$116

December 31, 2006	$9	$2	$16	$93	$120

CDO CES

CDOs are a form of securitization in which a diverse portfolio of assets is acquired by a securitization entity that creates and sells securities (CDO securities) in order to fund its asset purchases. We acquire CDO securities created by others as an asset portfolio investment. These CDO securities are generally backed by residential and commercial real estate assets and are generally financed through our CDOs.

At March 31, 2007, our CDO CES totaled $16 million, a decrease from $22 million at December 31, 2006. The change in balance consisted of $5 million in upgrades to CDO IGS and a negative $1 million change of fair market value recognized through other comprehensive income (loss). The following tables present the credit ratings of our CDO CES at March 31, 2007 and December 31, 2006.

Table 29 CDO CES - Credit Rating

(In millions)	Rating
	BB	B		Unrated	Total

March 31, 2007	$13	$	─	$3	$16

December 31, 2006	$14	$	─	$8	$22

CDO IGS

At March 31, 2007, our CDO IGS totaled $254 million, an increase of $30 million from the December 31, 2006 balance of $224 million.

During the first quarter of 2007, acquisitions of CDO investment-grade securities were $35 million, upgrades from CDO CES to CDO IGS were $5 million, and balance sheet mark-to-market adjustments were negative $10 million.

The following tables present the credit ratings of our CDO IGS at March 31, 2007 and December 31, 2006.

Table 30 CDO IGS - Credit Rating

(In millions)	Rating
	AAA	AA	A	BBB	Total

March 31, 2007	$86	$27	$57	$84	$254

December 31, 2006	$66	$30	$52	$76	$224

Other Real Estate Investments

Our other real estate investments totaled $50 million at March 31, 2007. There were no assets classified as other real estate investments at December 31, 2006.

The following table represents the activity within other real estate investments during the first three months ended March 31, 2007.

Table 31 Other Real Estate Investment - Activity

(In thousands)	Three Months Ended March 31, 2007
Balance at beginning of period	─
Acquisitions	40,790
Principal repayments (including calls)	(3,079)
Discount amortization	(532)
Transfers from other portfolios	18,296
Change in fair market value adjustments, net	(5,418)
Balance at end of period	$50,057

Acquisitions during the first quarter of 2007 were $41 million, which consisted of $21 million of alt-a securities and $20 million of subprime securities. Of the $5 million of negative value change in other real estate investments for the first quarter of 2007, $4 million related to investments acquired prior to this year, which were reclassified into this portfolio this quarter.

The following table presents the current credit ratings of our other real estate investments at March 31, 2007.

Table 32 Other Real Estate Investments - Credit Rating

	Rating
	AAA	AA		A	BBB	BB	B		Unrated	Total
(In millions)
March 31, 2007	$2	$	─	$19	$6	$4	$	─	$19	$50

Liabilities and Stockholders’ Equity

Redwood Debt

We use repurchase (repo) agreements and our Madrona commercial paper facility to finance certain of our residential real estate loans. We may securitize those loans in the future or continue to fund them with debt. We also use warehouses and repo agreements to finance securities. To date, the warehouses have limited recourse to Redwood, whereas other Redwood debt facilities have full recourse to us. Redwood debt is secured by pledges of our loans and securities. The table below shows the amount of debt outstanding by facility at March 31, 2007 and December 31, 2006.

Table 33 Redwood Debt by Facility

(In thousands) Loans	March 31, 2007	December 31, 2006
Repo agreements	$882,139	$959,139
Madrona commercial paper facility	250,000	300,000
Securities
Repo agreements	79,874	─
Acacia warehouses	667,770	597,069
Total Redwood debt	$1,879,783	$1,856,208

In the last few years, we generally used Redwood debt to fund the acquisition of loans and securities on a temporary basis prior to their sale to a securitization entity. We are more frequently acquiring these assets as a longer-term investment that we intend to fund on an ongoing basis with Redwood debt.

Asset-Backed Securities Issued

Redwood has securitized the majority of the assets shown on its consolidated balance sheets. In a securitization, Redwood sells assets to a securitization entity that creates and sells asset-backed securities (ABS) in order to fund its asset purchases. The residential whole loan securitization entities Redwood sponsors are called Sequoia and the CDO securitization entities Redwood sponsors are called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood. Nevertheless, since, according to accounting definitions, we control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheets. At March 31, 2007, our consolidated balance sheets included $10.2 billion of assets owned by the securitization entities (79% of total consolidated assets) and included $9.9 billion of liabilities of the securitization entities (83% of total consolidated liabilities).

The following table provides detail of the activity for asset-backed securities (ABS) for the three months ended March 31, 2007.

Table 34 ABS - Activity

(In thousands)	December 31, 2006	New Issuance	Paydowns	Amortization	March 31, 2007

Sequoia ABS with principal value, net	$7,595,003	$888,363	$(1,333,810)	$(2,655)	$7,146,901
Sequoia interest only ABS	74,548	—	—	(12,797)	61,751
Acacia ABS with principal value, net	2,294,629	465,000	(44,073)	104	2,715,660
Acacia CES issued	15,044	6,470	—	682	22,196
Commercial	—	—	—	—	—
Total ABS issued	$9,979,224	$1,359,833	$(1,377,883)	$(14,666)	$9,946,508

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

Derivative Financial Investments

We currently have three kinds of derivative instruments; interest rate agreements, commitments to purchase, and credit default swaps. All derivatives are reported on our balance sheet at fair market value. Changes in the fair market values of derivatives are either recorded through our consolidated statements of income or through accumulated other comprehensive income (loss) on our consolidated balance sheets.

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At March 31, 2007, we were party to interest rate agreements with an aggregate notional value of $2 billion and a net positive fair market value of $11 million. At December 31, 2006, we were party to interest rate agreements with an aggregate notional value of $3 billion and a net positive fair market value of $21 million.

At March 31, 2007, we had outstanding commitments to purchase $82 million residential real estate loans. We estimate the value of these commitments at negative $0.2 million. At December 31, 2006, we had commitments to purchase $81 million residential real estate loans with an estimated value of negative $0.2 million. Purchase commitments have zero value at the date of the commitment so any changes in value during the quarter are recognized through our income statements. Once the loans are purchased, the value of the purchase commitment adjusts our cost basis in the loans.

We entered into our first credit default swaps in the first quarter of 2007. At March 31, 2007 we had a $35 million notional balance worth negative $2.5 million. The swaps have zero value at purchase, so the entire change in value was recognized through our income statement this quarter.

Stockholders’ Equity

Our reported book value at March 31, 2007 was $34.06 per share, a decrease from $37.51 per share at the beginning of the year. Our book value per share decreased this quarter primarily as a result of decreases in the net fair market value of our assets and interest rate agreements.

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

Cash flows generated and used within consolidated ABS securitization entities are not directly available to Redwood, although they are shown on our consolidated statement of cash flows. We own the call rights for many of these securitization entities, generally allowing us, when certain targets or dates have been met, to pay off the ABS liabilities of these entities and acquire their assets at par. This was the primary reason for the large change in other asset balances as we began selling assets from Acacia 4 in anticipation of calling the ABS in April and the proceeds from these sales remained in the securitization trust as of March 31, 2007.

We generally use capital, rather than securitization proceeds or Redwood debt, to fund investments in assets that have highly concentrated credit risks, including residential CES, commercial CES, and CDO CES and similar illiquid assets. For the acquisition of assets with less credit sensitivity, we employ leverage under which the capital component is much lower, generally from 8% to 30%. This consists of structured leverage through Sequoia and Acacia (which is non-recourse to us) or Redwood debt.

At March 31, 2007, we had $114 million of excess capital, a decrease from the $182 million excess capital we had at December 31, 2006. We derive our excess capital figures by calculating the amount of cash we have available for investment if we fully leveraged our loans and securities in accordance with our internal risk-adjusted capital policies and deducted from the resulting cash balances an amount we believe is sufficient to fund operations, working capital, and to provide for certain potential liquidity risks. We include trust preferred securities in our capital base calculations.

Excess capital declined by $68 million during the quarter. In the first quarter, uses of capital included new asset acquisitions ($182 million) and dividends ($21 million). Sources of capital included asset sales ($39 million), principal payments ($64 million), and equity issuance ($24 million). Other elements, including cash from earnings, the (relatively small) effect on excess capital of market value declines, and changes in financings netted to an increase of $8 million of available capital for the quarter.

Some of the capital utilized during the quarter is currently used on a temporary basis in an inefficient manner to fund assets that would be more efficiently financed with debt or via securitization or to fund delinquent loans from called Sequoia securitizations. Over time, we will employ this capital more efficiently, freeing capital to support future growth.

We anticipated net capital absorption of $200 million to $400 million for 2007. At this point, the outlook for capital absorption is uncertain due to market turmoil. Given our current acquisition plans, it is possible that we will finish the year at the lower end of that range.

Our current plan is to continue to invest in new assets but also to hold some excess capital in reserve to fund several quarters of future acquisitions. To accomplish both of these objectives to their full extent, we will need to raise additional capital (long-term debt or equity) in 2007 and we will also need to take advantage of opportunities to recycle capital currently employed on our balance sheet through re-securitizations and other secure financings.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our contractual obligations and commitments as of March 31, 2007, as well as the obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 35 Contractual Obligations and Commitments as of March 31, 2007

(In thousands)	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Redwood debt	$1,879,783	$1,879,783	$—	$—	$—
Junior subordinated notes	100,000	—	—	—	100,000
Accrued interest payable	9,269	9,269	—	—	—
Operating leases	16,418	1,406	3,342	3,568	8,102
Purchase commitments	81,676	81,676	—	—	—
Total Redwood obligations and commitments	$2,087,146	$1,972,134	$3,342	$3,568	$108,102
Obligations of Securitization Entities:
Consolidated asset-backed securities*	$9,946,508	$374,461	$—	$—	$9,572,047
Accrued interest payable	42,440	42,440	—	—	—
Total obligations of securitization entities	$9,988,948	$416,901	$—	$—	$9,680,149
Total consolidated obligations and commitments	$12,076,094	$2,389,035	$3,342	$3,568	$9,680,150

*All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown (except for ABS called in April 2007), the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down. In March 2007 we exercised our right to call one Sequoia and one Acacia securitization. These calls were completed in April 2007 and therefore the table shows these amounts as becoming due in less than one year.

MARKET RISKS

We seek to manage the risks inherent in our business - including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair market value risk - in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.

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

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these ARMs, and this may increase borrowers’ delinquencies and defaults.

We also acquire credit-enhancement securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans while many are alt-a quality loans. We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

The large majority of the commercial loans we credit-enhance are fixed-rate loans, some of which are interest-only loans. In general, these loans are not fully amortizing and therefore require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third party lender.

We will experience credit losses on residential and commercial loans and CES, and to the extent the losses are consistent with the amount and timing of our assumptions, we expect to earn attractive returns on our investments. We manage our credit risks by understanding the extent of the risk we are taking and insuring the appropriate underwriting criteria are met, and we utilize systems and staff to continually monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we will take actions (including selling the assets) to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses.

In addition to residential and commercial CES, the Acacia entities we sponsor own investment-grade and other securities issued by securitization entities that are sponsored by others. These investment-grade securities are typically rated AAA through B, and are in a second-loss or better position or are otherwise effectively more senior in the credit structure in comparison to first-loss CES or their equivalent. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

The Acacia entities also own securities backed by subprime and alt-a residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia (and thus Redwood) could suffer losses.

In addition to the foregoing, the Acacia entities own certain investment-grade BB-rated, and B-rated residential loan securities purchased from the Sequoia securitization entities we sponsor. These securities are less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these Acacia securities could have their credit ratings down-graded, could suffer losses in fair market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

Interest Rate Risk

Interest rates and the shape of the yield curve can affect the cash flows and fair market values of our assets, liabilities, and interest rate agreements, and consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

To implement our interest rate risk strategy, we may use interest rate agreements in an effort to maintain a close match between pledged assets and Redwood debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

Prepayments affect GAAP earnings in the near-term primarily through the timing of the amortization of purchase premium and discount and through triggering fair market value write-downs. For example, amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. In addition, variations in current and projected prepayment rates for individual assets and changes in interest rates (as they affect projected coupons on ARMs and other assets and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. Moreover, the timing of premium amortization on assets may not always match the timing of the premium amortization on liabilities even when the underlying assets and liabilities are in the same securitization and pay down at the same rate.

With respect to ABS (and in particular, IO securities), changes in prepayment forecasts by market participants could affect the market prices of those securities sold by securitization entities, and thus could affect the profits we earn from securitized assets.

Prepayment risks also exist in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to changes in prepayment rates is on short-term residential ARM loans. We are currently biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, for GAAP in the short-term, increases in ARM prepayment rates could result in negative GAAP earnings volatility.

Through our ownership of discount residential loan CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on those underlying loans. Prepayment rates for those loans typically accelerate as medium-and-long-term interest rates decline.

Our credit results and risks can also be affected by prepayments. For example, credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

We caution that prepayment rates are difficult to predict or anticipate, and variations in prepayment rates can materially affect our earnings and dividends. ARM prepayment rates, for example, are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase.

We do not believe it is possible or desirable to control the effects of prepayments in the short-term. Consequently, our general approach is to seek to balance overall characteristics of our balance sheet so that the net present values of cash flows generated over the life of the assets and liabilities in our consolidated portfolios do not materially change as prepayment rates change.

Fair Market Value and Liquidity Risks

Our consolidated real estate loans are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair market value of the loans do not have an impact on our liquidity. However, changes in fair market values during the accumulation period (while these loans are funded with Redwood debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity.

The consolidated securities are accounted for as available-for-sale and are generally marked-to-market through our balance sheets and not through our income statement. Some of these assets are credit-sensitive, and all are interest-rate sensitive. Fair market value fluctuations of these assets can affect reported stockholders’ equity. Most of these securities are owned by securitization entities we sponsor and fair market value fluctuations on these securities do not have an impact on our liquidity. Fair market value fluctuations on securities we own and fund with short-term debt (generally prior to securitization) could have an impact on our liquidity. Our earnings could be affected by adverse changes in fair market values on all securities we own or consolidate to the extent there is an accompanying adverse change in projected cash flows. In these cases, the negative changes in fair market values are reported through our income statement.

Beginning in the first quarter of 2007, we classified other real estate investments as trading instruments. Changes in the fair market values of these investments are recognized through our income statement. Thus, changes in fair market values may add to the quarterly volatility of our earnings. This could occur whether these instruments are hedged or are financed with non-recourse debt.

Our consolidated obligations consist primarily of ABS issued. These are reported at amortized cost. Generally, changes in fair market value of ABS issued have no impact on our liquidity. However, because many of our consolidated assets funded with ABS issued are reported at fair market value, the resulting reported net equity may not necessarily reflect the true net fair market value of assets and liabilities in these securitization entities. Specifically, we mark-to-market most of the assets and derivatives owned by the Acacia entities, but none of Acacia’s liabilities. If fair market values for Acacia’s $2.7 billion assets declined sufficiently, we could be required to record balance sheet charges in excess of the total maximum economic amount ($95 million) that Redwood actually has invested. Conversely, we would not be able to reflect an offsetting improvement in Acacia liability fair market value changes in our consolidated financial statements. None of these fair market value changes would affect the cash flows we expect to earn from our Acacia investments, however. The net balance sheet fair market value markdown for assets and derivatives in closed Acacia transactions was $49 million for the first quarter.

Increasingly, we are holding debt-funded assets for longer terms as an ongoing investment. That is, we are increasing the level of loans and securities funded with debt that is recourse to Redwood. This will increase our fair market value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

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

Loan Premium Amortization

For consolidated real estate loans, the effective yield method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we apply the existing interest rate at the reporting date rate to determine the effective yield for each pool of loans. During a period of rising short-term rates, the coupon is projected to increase, resulting in a higher effective yield. Under those circumstances, prior to the coupon rate resetting (generally one to six months for these loans), the amount of amortization is lower than it will be once the coupon rate resets. Consequently, for the past two years, as short-term rates increased, the amount of purchase premium we amortized was less than it would have been in a flat interest rate environment. With lower premium amortization expenses as a result of rising interest rates combined with rapid prepayments, our cost bases have increased on our remaining loans. The cost bases in these loans continues to exceed their estimated fair market values.

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

Securities Discount Amortization

For discount amortization on our consolidated securities, an effective yield is applied by projecting cash flows that incorporate assumptions of credit losses, prepayment speeds, and interest rates over the remaining life of each asset. If our assumptions prove to be accurate, then the yield that we recognize in the current period will remain the same over the life of the security. We constantly review - and update as necessary - our assumptions and resulting cash flow projections based on historical performance, input and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions used to generate future cash flows will prove to be accurate or that these estimates will not change materially.

The majority of our discount amortization is generated from residential and commercial CES purchased at a significant discount to par value. Discount balances equal to the credit losses that we expect to incur are set aside as a form of credit reserve and are not amortized into income. The level of this reserve is based upon our assessment of various factors including economic conditions, characteristics and delinquency status of the underlying loans, past performance of similar loans, and other factors. Thus, when credit losses do occur, they are recorded against this reserve and there is no income statement impact at that time. The difference between the amount of our total discount and the credit reserve is the accretable discount. The accretable discount represents the amount of discount amortization that we expect to recognize into income over the remaining life of the assets. As we update our estimate of future credit losses, increases in projected losses will increase the discount set aside as reserve resulting in less accretable discount for amortization into income and lower portfolio yields. In contrast, lower credit loss projections will decrease the reserve and increase the accretable discount balance, increasing our CES discount amortization and resulting in higher portfolio yields.

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

Amortization of ABS Premium

We apply the effective yield method in determining amortization for the sales premium and deferred asset-backed securities issuance cost for ABS issued. ABS sales premium is eventually recognized through our income statement as a reduction in interest expense and the issuance cost amortized as additional interest expense. Similar to our securities discount amortization, the use of this method requires us to project cash flows over the remaining life of each liability. These projections are primarily impacted by forecasted prepayment rates of the related assets. If prepayment speeds are faster than modeled, the average life of the liability will shorten, and we will recognize the ABS sales premium as expense at a faster rate, and increasing net income. If prepayment speeds are slower than expected, the average life of the liability will lengthen, and it will take us longer to recognize the ABS sales premium. For the deferred asset-backed securities issuance costs, faster prepayments will result in faster amortization and an increase in interest expense while slower prepayments will result in slower amortization and a decrease in interest expense.

Establishing Valuations and Accounting for Changes in Valuations

We report our securities at fair market value on our consolidated balance sheets. We believe that the estimates of fair market value we use reflect fair market values that we may be able to obtain should we choose to sell assets. Our estimates, however, are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Because we are also active acquirers, an issuer of debt securities, and an occasional seller of assets, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. However, changes in perceptions regarding future events in spreads used to price assets can have a material impact on the fair market values of our assets. Should such changes occur, there could be significant decreases in the fair market values of these assets.

We estimate the fair market values using available market information and other appropriate valuation methodologies. Many assumptions are necessary to estimate fair market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine fair market values. Our expectations of future performance are shaped by historical performance and input and analyses received from external sources, internal models, and our own judgment and experience. In addition to our valuation processes, we use third party sources to validate our valuation estimates. We mark our assets to fair value at the lower of our internal valuation process and external values received from third party sources on our specific assets. This gives us a fair market value at the conservative end of the possible range.

Changes in the fair market value of real estate securities are reported through equity. However, it is possible that decreases in fair market values of real estate securities could be reported through the income statement. See the discussion on other-than-temporary impairments below. Changes in the fair market value of other real estate investments are reported through current period earnings as these are treated as trading securities. Total income recognized in current period earnings on these investments equals coupon interest earned plus or minus change in fair market value. Interest income is equal to the instruments’ yields based on market expectations.

Other-than-Temporary Impairments

Increases in our credit loss assumptions or changes in projected prepayment rates could result in an adverse change in the net present value of expected cash flows. If we have an adverse change in projected cash flows and also the fair market value of that asset is less than our amortized cost, we have an other-than-temporary impairment. The basis of the asset is written down to fair market value through our consolidated statements of income. Fair market value write-downs of this type could be substantial, reducing GAAP income and causing a loss. However, for securitized assets, reductions in fair market values may not affect our cash flows or investment returns at all, or may not affect them to the degree implied by the accounting write-down.

Credit Reserves - Loans Held-for-Investment

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from intrinsic losses existing in our pool of consolidated real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on real estate loans on our consolidated statements of income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

To calculate the reserve for credit losses for real estate loans, we determine intrinsic losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans and estimate expected losses of each pool over their expected lives. Once we determine the loss factors, we then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements.

We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

Accounting for Derivative Instruments

We use derivative instruments to manage certain risks such as interest rate risk and fair market value risks. We may also acquire derivative financial instruments as investments. Derivative instruments are reported on our consolidated balance sheets at their fair market value. If a derivative instrument has a positive fair market value, it is reported as an asset. If the fair market value is negative, the instrument is reported as a liability.

Changes in fair market values of derivative instruments are reported either through the income statement or through our equity. For derivatives accounted for as trading instruments, all changes in the fair market values are recognized through the income statement. For interest rate agreements (a type of derivative) accounted for as a cash flow hedge, most of the changes in fair market values are recorded in our balance sheet through equity. Only the ineffective portions (as determined according to the accounting principle) of the derivatives accounted for as cash flow hedges are included in our income.

Using derivatives may increase our earnings volatility, as the accounting results for derivatives may not match the accounting results for the hedged asset or liability due to our inability to, or decision not to, meet the requirements for certain accounting treatments, or if the derivatives do not perform as intended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Discussions about our quantitative and qualitive disclosures about market risk are included in our Management’s Discussion and Analysis included herein.

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2007, which is the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase Under Publicly Announced Programs
January 1- January 31, 2007	1,585	$58.08	—	—
February 1 - February 28, 2007	—	—	—	—
March 1 - March 31, 2007	—	—	—	—
Total	1,585	$58.08	—	1,000,000

The 1,585 shares purchased for the three months ended March 31, 2007 represent shares required to satisfy tax withholding requirements on the vesting of restricted shares. We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

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

REDWOOD TRUST, INC.

Dated: May 8, 2007	By:	/s/ Douglas B. Hansen
Douglas B. Hansen
President (authorized officer of registrant)

Dated: May 8, 2007	By:	/s/ Martin S. Hughes
Martin S. Hughes
Vice President, Chief Financial Officer, and Secretary (principal financial officer)

Dated: May 8, 2007	By:	/s/ Raymond S. Jackson
Raymond S. Jackson
Vice President and Controller (principal accounting officer)