Form 10-Q
period 2007-06-30
REDWOOD TRUST INC
filed 2007-08-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13759

REDWOOD TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place, Suite 300
Mill Valley, California 94941

(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (415) 389-7373

Securities registered pursuant to Section 12(g) of the Act:

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock, $0.01 par value per share	27,937,406 as of August 7, 2007

REDWOOD TRUST, INC.
2007 FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2007	December 31, 2006
(Unaudited)
ASSETS
Real estate loans	$8,377,474	$9,352,107
Real estate securities	3,725,772	3,232,767
Other real estate investments	34,168	—
Non-real estate investments	80,000	—
Cash and cash equivalents	82,626	168,016
Total earning assets	12,300,040	12,752,890
Restricted cash	206,664	112,167
Accrued interest receivable	57,337	70,769
Derivative assets	40,713	26,827
Deferred tax asset	4,660	5,146
Deferred asset-backed securities issuance costs	48,532	42,468
Other assets	23,369	20,206
Total Assets	$12,681,315	$13,030,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$848,662	$1,856,208
Asset-backed securities issued	10,675,469	9,979,224
Accrued interest payable	48,473	50,590
Derivative liabilities	6,250	6,214
Accrued expenses and other liabilities	55,515	16,832
Dividends payable	20,862	18,715
Subordinated notes	150,000	100,000
Total liabilities	11,805,231	12,027,783
Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 27,816,200 and 26,733,460 issued and outstanding	279	267
Additional paid-in capital	964,944	903,808
Accumulated other comprehensive income (loss)	(80,913)	93,158
Cumulative earnings	838,736	809,011
Cumulative distributions to stockholders	(846,962)	(803,554)
Total stockholders’ equity	876,084	1,002,690
Total Liabilities and Stockholders’ Equity	$12,681,315	$13,030,473

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2007	2006	2007	2006
(Unaudited)
Interest Income
Real estate loans	$119,576	$154,972	$246,427	$321,875
Real estate securities	95,193	60,395	178,651	116,897
Other real estate investments	669	—	3,134	—
Non-real estate investments	464	—	464	—
Cash and cash equivalents	3,756	2,871	6,088	5,348
Total interest income	219,658	218,238	434,764	444,120

Interest Expense
Redwood debt	(22,700)	(1,822)	(53,794)	(3,894)
Asset-backed securities issued	(140,541)	(171,697)	(275,487)	(350,280)
Subordinated notes	(2,516)	—	(4,572)	—
Total interest expense	(165,757)	(173,519)	(333,853)	(354,174)

Net Interest Income	53,901	44,719	100,911	89,946

Operating expenses	(12,772)	(16,037)	(30,554)	(28,619)
Realized gains on sales and calls, net	2,738	8,988	3,884	10,050
Market valuation adjustments, net	(29,430)	(2,995)	(39,694)	(5,927)
Net income before provision for income taxes	14,437	34,675	34,547	65,450
Provision for income taxes	(3,021)	(3,265)	(4,822)	(6,025)

Net Income	$11,416	$31,410	$29,725	$59,425

Basic earnings per share:	$0.42	$1.23	$1.10	$2.34
Diluted earnings per share:	$0.41	$1.20	$1.06	$2.29

Regular dividends declared per common share	$0.75	$0.70	$1.50	$1.40
Special dividends declared per common share	$—	$—	$—	$—
Total dividends declared per common share	$0.75	$0.70	$1.50	$1.40

Basic weighted average shares outstanding	27,405,284	25,496,552	27,132,001	25,349,853
Diluted weighted average shares outstanding	28,164,944	26,108,975	27,917,502	25,909,923

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
(Unaudited)
Net Income	$11,416	$31,410	$29,725	$59,425
Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on available-for-sale securities	(101,745)	6,679	(194,430)	(1,380)
Reclassification adjustment for net (gains) losses included in net income	7,058	(1,342)	6,945	656
Unrealized (losses) gains on cash flow hedges, net	19,952	10,128	13,814	24,315
Reclassification of net realized cash flow hedge losses (gains) to interest expense on asset-backed securities issued and realized gains on sales and calls	5	(6,119)	(400)	(6,385)
Total Other Comprehensive (Loss) Income	(74,730)	9,346	(174,071)	17,206
Comprehensive (Loss) Income	$(63,314)	$40,756	$(144,346)	$76,631

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

				Accumulated
				Other		Cumulative
			Additional	Comprehensive		Distributions
(In thousands, except	Common Stock		Paid-In	Income	Cumulative	to
share data)	Shares	Amount	Capital	(Loss)	Earnings	Stockholders	Total
(Unaudited)
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net income	—	—	—	—	29,725	—	29,725
Net unrealized gain/reclassification on assets AFS	—	—	—	(187,485)	—	—	(187,485)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	13,414	—	—	13,414
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,004,165	10	52,054	—	—	—	52,064
Employee option & stock purchase plan	78,575	2	330	—	—	—	332
Non-cash equity award compensation	—	—	8,752	—	—	—	8,752
Common dividends declared	—	—	—	—	—	(43,408)	(43,408)
June 30, 2007	27,816,200	$279	$964,944	$(80,913)	$838,736	$(846,962)	$876,084

For the Six Months Ended June 30, 2006

				Accumulated
				Other		Cumulative
			Additional	Comprehensive		Distributions
(In thousands, except	Common Stock		Paid-In	Income	Cumulative	to
share data)	Shares	Amount	Capital	(Loss)	Earnings	Stockholders	Total
(Unaudited)
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	59,425	—	59,425
Net unrealized loss/reclassification on assets AFS	—	—	—	(724)	—	—	(724)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	17,930	—	—	17,930
Issuance of common stock:
Dividend reinvestment & stock purchase plans	485,101	5	20,497	—	—	—	20,502
Employee option & stock purchase plan	52,257	1	387	—	—	—	388
Non-cash equity award compensation	(2,430)	—	8,647	—	—	—	8,647
Common dividends declared	—	—	—	—	—	(36,862)	(36,862)
June 30, 2006	25,667,553	$257	$853,896	$90,937	$740,904	$(681,728)	$1,004,266

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2007	2006
(Unaudited)
Cash Flows From Operating Activities:
Net income	$29,725	$59,425
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(32,749)	(31,080)
Depreciation and amortization of non-financial assets	830	545
Provision for credit losses	6,329	(2,330)
Non-cash equity award compensation	8,752	8,647
Net recognized losses (gains) and valuation adjustments	35,810	(4,123)
Purchases of other real estate investments - trading	(40,818)	—
Purchases of non-real estate investments - trading	(80,000)	—
Principal payments on other real estate investments - trading	7,431	—
Net change in:
Accrued interest receivable	13,432	9,671
Deferred income taxes	568	281
Other assets	4,111	(683)
Accrued interest payable	(2,117)	5,900
Accrued expenses and other liabilities	38,683	937
Net cash (used in) provided by operating activities	(10,013)	47,190
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,091,496)	(325,316)
Proceeds from sales of real estate loans held-for-investment	2,191	8,408
Principal payments on real estate loans held-for-investment	2,025,662	3,733,573
Purchases of real estate securities available-for-sale	(1,011,181)	(496,822)
Proceeds from sales of real estate securities available-for-sale	175,559	176,432
Principal payments on real estate securities available-for-sale	160,737	101,803
Proceeds from sales of other real estate investments - trading	2,237	—
Net increase in restricted cash	(94,497)	(13,806)
Net cash provided by investing activities	169,212	3,184,272
Cash Flows From Financing Activities:
Net (repayments) borrowings on Redwood debt	(1,007,546)	359,676
Proceeds from issuance of asset-backed securities	3,332,925	288,709
Deferred asset-backed security issuance costs	(19,147)	(3,383)
Repayments on asset-backed securities	(2,609,157)	(3,934,557)
Proceeds from issuance of subordinated notes	50,000	—
Net (purchases) proceeds from interest rate agreements	(2,798)	4,297
Net proceeds from issuance of common stock	52,396	20,890
Dividends paid	(41,262)	(36,488)
Net cash used in financing activities	(244,589)	(3,300,856)
Net decrease in cash and cash equivalents	(85,390)	(69,394)
Cash and cash equivalents at beginning of period	168,016	175,885
Cash and cash equivalents at end of period	$82,626	$106,491
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$335,970	$348,274
Cash paid for taxes	$8,480	$4,099
Non-Cash Financing Activity:
Dividends declared but not paid	$20,862	$17,967

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the six months ended June 30, 2007 are not necessarily indicative of the expected results for the year ended December 31, 2007. Certain amounts for prior years have been reclassified to conform to the June 30, 2007 presentation.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

Real Estate Loans - Reserve for Credit Losses

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. See Note 8 for a discussion of the reserves for credit losses.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

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

Non-Real Estate Investments

Non-real estate investments represents a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We have classified this investment as a trading security that is recorded on our consolidated balance sheets at its estimated fair market value. Management considers the GIC’s fair market value to approximate contract value, as the interest rate is variable at LIBOR minus a spread and resets on a monthly basis. Changes in fair market value are reported through our consolidated statements of income through market valuation adjustments. See Note 6 for further discussion of our non-real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Derivative Financial Instruments

All derivative financial instruments are reported at fair market value on our consolidated balance sheets. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. Whether changes in the fair market value of these instruments are reported through our income statement depends on the type of derivative and the accounting treatment chosen.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

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

See Note 7 for a further discussion of our derivative financial instruments.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair market value.

Redwood Debt

Redwood debt is currently all short-term debt collateralized by loans and securities. We report this debt at its unpaid principal balance.

Asset-Backed Securities Issued

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS obligations are payable solely from the assets of these entities and are non-recourse to Redwood.

Subordinated Notes

Subordinated notes includes subordinated notes (trust preferred securities) and subordinated notes. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to LIBOR plus a spread until they are redeemed in whole, or mature at a future date. These notes contain an earlier optional redemption date without penalty.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

Basic and Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2007	2006	2007	2006

Denominators:
Denominator for basic earnings per share is equal to the weighted average number of common shares outstanding during the period	27,405,284	25,496,552	27,132,001	25,349,853
Adjustments for diluted earnings per share are:
Net effect of dilutive stock options	759,660	612,423	785,501	560,070
Denominator for diluted earnings per share	28,164,944	26,108,975	27,917,502	25,909,923

Basic Earnings Per Share:	$0.42	$1.23	$1.10	$2.34

Diluted Earnings Per Share:	$0.41	$1.20	$1.06	$2.29

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive for the three and six months ended June 30, 2007 and 2006. There were no other participating securities, as defined by EITF 03-6, during the three and six months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, the number of outstanding stock options that were antidilutive totaled 449,105 and 465,980 respectively. For the six months ended June 30, 2007 and 2006, the number of outstanding stock options that were antidilutive totaled 252,109, and 466,166 respectively.

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

Stock-Based Compensation

As of June 30, 2007 and December 31, 2006, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 16.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies - (continued)

The following table describes the weighted average of assumptions used for calculating the value of options granted for the three and six months ended June 30, 2007 and 2006.

Weighted Average Assumptions used for Valuation of Options under FAS 123R Granted during period

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock price volatility	27.2%	—	25.5%	25.7%
Risk free rate of return (5 yr Treasury Rate)	4.87%	—	4.58%	4.75%
Average life	5 years	—	6 years	5 years
Dividend yield	10.00%	—	10.00%	10.00%

Note 3. Real Estate Loans

We acquire residential real estate loans from third party originators. A portion of these loans are sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with Redwood debt and equity. At June 30, 2007, we transferred $13 million (of outstanding principal) of residential delinquent loans from held-for-investment to held-for-sale as we are actively marketing these loans for sale.

The following tables summarize the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at June 30, 2007 and December 31, 2006.

Real Estate Loans Composition

(In thousands)	June 30, 2007	December 31, 2006

Residential real estate loans - held-for-sale	$9,410	$—
Residential real estate loans - held-for-investment	8,342,237	9,323,935
Total residential real estate loans	8,351,647	9,323,935
Commercial real estate loans - held-for-investment	25,827	28,172
Total real estate loans	$8,377,474	$9,352,107

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 3. Real Estate Loans - (continued)

Real Estate Loans Carrying Value -Held-for-Investment

June 30, 2007 (In thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total

Current face	$8,256,759	$38,311	$8,295,070
Unamortized premium (discount)	101,894	(1,995)	99,899
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	8,358,653	28,175	8,386,828
Reserve for credit losses	(16,416)	(2,348)	(18,764)
Carrying value	$8,342,237	$25,827	$8,368,064

December 31, 2006 (In thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total

Current face	$9,212,002	$38,360	$9,250,362
Unamortized premium (discount)	132,052	(2,047)	130,005
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	9,344,054	28,172	9,372,226
Reserve for credit losses	(20,119)	—	(20,119)
Carrying value	$9,323,935	$28,172	$9,352,107

Of the $8.3 billion of face and $102 million of unamortized premium on our residential real estate loans at June 30, 2007, $3.5 billion of face and $83 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. At December 31, 2006, the residential loans acquired prior to July 1, 2004 had face and unamortized premium balances of $5.2 billion and $104 million, respectively. For these residential loans, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During the first half of 2007, 32% of these residential loans prepaid and we amortized 20% of the premium. For residential loans acquired after July 1, 2004, the face and unamortized premium was $4.8 billion and $19 million at June 30, 2007 and $4.0 billion and $28 million at December 31, 2006, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential real estate loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt. The table below presents information regarding real estate loans pledged under our borrowing agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 3. Real Estate Loans - (continued)

Real Estate Loans Pledged and Unpledged

	June 30, 2007		December 31, 2006
(In thousands)	Face Value	Carrying Value	Face Value	Carrying Value

Unpledged	$175,965	$163,789	$120,578	$111,231
Pledged for Redwood debt:
Repurchase (repo) agreements	506,932	506,576	978,713	982,629
Commercial paper	204,825	207,135	301,827	302,615
Owned by securitization entities, financed through the issuance of ABS	7,419,895	7,499,974	7,849,244	7,955,632
Carrying value	$8,307,617	$8,377,474	$9,250,362	$9,352,107

Note 4. Real Estate Securities

The real estate securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others. The table below presents the carrying value (which equals fair market value as these are available-for-sale securities (AFS)) of our securities that are included in our consolidated balance sheets as of June 30, 2007 and December 31, 2006, by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

Securities (AFS) — Underlying Collateral Characteristics

June 30, 2007 (In thousands)	CES	IGS	Total AFS Securities

Residential securities:
Prime	$569,789	$869,884	$1,439,673
Alt-a	172,356	855,555	1,027,911
Subprime	2,830	437,507	440,337
Total residential securities	744,975	2,162,946	2,907,921
Commercial securities	450,941	111,144	562,085
CDO securities	21,133	234,633	255,766
Total securities	$1,217,049	$2,508,723	$3,725,772

December 31, 2006 (In thousands)	CES	IGS	Total AFS Securities

Residential securities:
Prime	$555,369	$723,247	$1,278,616
Alt-a	156,859	455,550	612,409
Subprime	9,303	518,453	527,756
Total residential securities	721,531	1,697,250	2,418,781
Commercial securities	448,060	119,613	567,673
CDO securities	21,964	224,349	246,313
Total securities	$1,191,555	$2,041,212	$3,232,767

The table below presents the components comprising the carrying value of available-for-sale IGS reported on our consolidated balance sheets at June 30, 2007 and December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

Investment-Grade Securities (AFS)

June 30, 2007 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$2,276,704	$121,131	$262,881	$2,660,716
Unamortized discount, net	(32,187)	(3,103)	(7,096)	(42,386)
Amortized cost	2,244,517	118,028	255,785	2,618,330
Gross unrealized gains	3,800	16	640	4,456
Gross unrealized losses	(85,371)	(6,900)	(21,792)	(114,063)
Carrying value	$2,162,946	$111,144	$234,633	$2,508,723

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total IGS

Current face	$1,708,607	$122,869	$222,413	$2,053,889
Unamortized discount, net	(16,382)	(3,367)	(238)	(19,987)
Amortized cost	1,692,225	119,502	222,175	2,033,902
Gross unrealized gains	14,622	980	2,638	18,240
Gross unrealized losses	(9,597)	(869)	(464)	(10,930)
Carrying value	$1,697,250	$119,613	$224,349	$2,041,212

The table below presents the components comprising the carrying value of available-for-sale CES reported on our consolidated balance sheets at June 30, 2007 and December 31, 2006.

Credit-Enhancement Securities (AFS)

June 30, 2007 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,291,193	$880,987	$31,381	$2,203,561
Unamortized discount, net	(125,948)	(95,346)	(9,955)	(231,249)
Discount designated as credit reserve	(453,076)	(310,745)	—	(763,821)
Amortized cost	712,169	474,896	21,426	1,208,491
Gross unrealized gains	66,177	11,637	1,776	79,590
Gross unrealized losses	(33,371)	(35,592)	(2,069)	(71,032)
Carrying value	$744,975	$450,941	$21,133	$1,217,049

December 31, 2006 (In thousands)	Residential	Commercial	CDO	Total CES

Current face	$1,180,605	$793,743	$28,731	$2,003,079
Unamortized discount, net	(144,842)	(71,424)	(6,889)	(223,155)
Discount designated as credit reserve	(372,247)	(295,340)	—	(667,587)
Amortized cost	663,516	426,979	21,842	1,112,337
Gross unrealized gains	71,134	23,235	516	94,885
Gross unrealized losses	(13,119)	(2,154)	(394)	(15,667)
Carrying value	$721,531	$448,060	$21,964	$1,191,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

At June 30, 2007, our residential CES provided credit-enhancement on $220 billion of residential real estate loans and our commercial CES provided credit-enhancement on $70 billion of commercial real estate loans. At December 31, 2006, our residential CES provided credit-enhancement on $210 billion of residential real estate loans and our commercial CES provided credit-enhancement on $58 billion of commercial real estate loans.

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

The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the three and six months ended June 30, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

Three Months Ended June 30, 2007 (In thousands)	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$158,669	$71,455	$7,004	$237,128
Amortization of discount	(21,065)	(200)	—	(21,265)
Calls, sales, and other	12,931	766	105	13,802
Re-designation between credit reserve and discount	(21,803)	9,877	—	(11,926)
Upgrades to investment-grade securities	—	—	—	—
Purchased discount (premium)	(2,784)	13,448	2,846	13,510
Ending balance of unamortized discount, net	$125,948	$95,346	$9,955	$231,249

Beginning balance of designated credit reserve	$392,763	$294,466	—	$687,229
Realized credit losses	(5,648)	(42)	—	(5,690)
Calls, sales, and other	(2,158)	—	—	(2,158)
Re-designation between credit reserve and discount	21,803	(9,877)	—	11,926
Purchased discount designated as credit reserve	46,316	26,198	—	72,514
Ending balance of designated credit reserve	$453,076	$310,745	—	$763,821

Three Months Ended June 30, 2006 (In thousands)	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$108,371	$20,473	$8,048	$136,892
Amortization of discount	(11,684)	257	—	(11,427)
Calls, sales, and other	(813)	1,835	(70)	952
Re-designation between credit reserve and discount	20,828	(884)	—	19,944
Upgrades to investment-grade securities	—	—	—	—
Purchased discount	—	6,503	—	6,503
Ending balance of unamortized discount, net	$116,702	$28,184	$7,978	$152,864

Beginning balance of designated credit reserve	$373,781	$167,772	—	$541,553
Realized credit losses	(1,041)	138	—	(903)
Calls, sales, and other	(192)	—	—	(192)
Re-designation between credit reserve and discount	(20,828)	884	—	(19,944)
Purchased discount designated as credit reserve	73,858	23,340	—	97,198
Ending balance of designated credit reserve	$425,578	$192,134	—	$617,712

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

Six Months Ended June 30, 2007 (In thousands)	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155
Amortization of discount	(39,957)	(191)	—	(40,148)
Calls, sales, and other	15,301	766	105	16,172
Re-designation between credit reserve and discount	509	9,480	—	9,989
Upgrades to investment-grade securities	—	160	115	275
Purchased discount	5,253	13,707	2,846	21,806
Ending balance of unamortized discount, net	$125,948	$95,346	$9,955	$231,249

Beginning balance of designated credit reserve	$372,247	$295,340	—	$667,587
Realized credit losses	(9,453)	(1,313)	—	(10,766)
Calls, sales, and other	(3,674)	—	—	(3,674)
Re-designation between credit reserve and discount	(509)	(9,480)	—	(9,989)
Purchased discount designated as credit reserve	94,465	26,198	—	120,663
Ending balance of designated credit reserve	$453,076	$310,745	—	$763,821

Six Months Ended June 30, 2006 (In thousands)	Residential	Commercial	CDO	Total

Beginning balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821
Amortization of discount	(24,075)	821	—	(23,254)
Calls, sales, and other	(57)	1,209	(26)	1,126
Re-designation between credit reserve and discount	22,650	(5,313)	—	17,337
Upgrades to investment-grade securities	(6,249)	—	—	(6,249)
Purchased discount	2,609	2,474	—	5,083
Ending balance of unamortized discount, net	$116,702	$28,184	$7,978	$152,864

Beginning balance of designated credit reserve	$354,610	$141,806	—	$496,416
Realized credit losses	(3,618)	136	—	(3,482)
Calls, sales, and other	(4,903)	—	—	(4,903)
Re-designation between credit reserve and discount	(22,650)	5,313	—	(17,337)
Purchased discount designated as credit reserve	102,139	44,879	—	147,018
Ending balance of designated credit reserve	$425,578	$192,134	—	$617,712

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

For the three and six months ended June 30, 2007, we recognized other-than-temporary impairments of $21.7 million and $24.1 million, respectively, through market valuation adjustments in our consolidated statements of income. This includes AFS securities that were in unrealized loss positions of $2.4 million at the end of the period that we did not deem the cash flows impaired but we did not intend to hold for a period long enough to recover the unrealized loss. For the three and six months ended June 30, 2006, we recognized other-than-temporary impairments of $2.3 million and $5.5 million, respectively.

The table below presents the gross realized gains and losses on securities and the realized gains on calls for the three and six months ended June 30, 2007 and 2006.

Gross Realized Gains and Losses on Real Estate Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Gross realized gains on sales	$2,746	$3,389	$3,415	$4,451
Gross realized losses on sales	(1,284)	(1,348)	(2,737)	(1,348)
Gains on calls	1,310	747	2,153	747
Total realized gains on sales and calls	$2,772	$2,788	$2,831	$3,850

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair market value of individual securities. Gross unrealized losses represent a decline in fair market value for securities not deemed impaired for GAAP.

The following tables show the gross unrealized losses, fair market values, and length of time that any real estate securities have been in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Securities with Unrealized Losses

	Less Than 12 Months		12 Months or More		Total
June 30, 2007 (In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$1,792,503	$(99,977)	$322,159	$(18,765)	$2,114,662	$(118,742)
Commercial	363,950	(34,326)	108,054	(8,166)	472,004	(42,492)
CDO	188,480	(20,475)	16,794	(3,386)	205,274	(23,861)
Total securities	$2,344,933	$(154,778)	$447,007	$(30,317)	$2,791,940	$(185,095)

	Less Than 12 Months		12 Months or More		Total
December 31, 2006 (In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

Residential	$495,242	$(9,938)	$385,170	$(12,778)	$880,412	$(22,716)
Commercial	111,603	(1,055)	85,010	(1,968)	196,613	(3,023)
CDO	29,378	(257)	29,543	(601)	58,921	(858)
Total securities	$636,223	$(11,250)	$499,723	$(15,347)	$1,135,946	$(26,597)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4. Real Estate Securities - (continued)

We fund the credit-sensitive securities we acquire with equity. We fund some of the securities we acquire on a temporary basis with short-term borrowings prior to the sale to the securitization entities we sponsor. We also acquire less credit-risk sensitive assets and finance these investments with a combination of Redwood debt and equity. The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of June 30, 2007 and December 31, 2006.

Securities Pledged and Unpledged

(In thousands)	June 30, 2007	December 31, 2006

Unpledged	$539,963	$463,891
Pledged for Redwood debt	133,333	593,070
Owned by securitization entities, financed through issuance of ABS	3,052,476	2,175,806
Carrying value	$3,725,772	$3,232,767

Note 5. Other Real Estate Investments

Other real estate investments shown on our balance sheets include IOs, NIMs and residuals. We have elected to classify these investments as “trading investments” under GAAP. These assets are carried at fair market value on our consolidated balance sheet and changes in fair market value flow through market valuation adjustments, net on the consolidated statements of income.

The table below presents the carrying value (which equals fair market value as these are classified as trading instruments) of these investments as of June 30, 2007. We did not have any assets classified as other real estate investments at December 31, 2006.

Other Real Estate Investments - Trading

June 30, 2007 (In thousands)	Prime	Alt-a	Subprime	Total

Residential
IOs	$1,453	$351	$—	$1,804
NIMs	—	9,084	13,086	22,170
Residuals	—	7,764	2,430	10,194
Total other real estate investments	$1,453	$17,199	$15,516	$34,168

The fair market value of our other real estate investments declined $6.2 million and $11.6 million for the three and six months ended June 30, 2007 respectively. As of June 30, 2007, $2.0 million of other real estate investments were owned by securitization entities, financed through the issuance of ABS. The remaining $32.2 million were funded with equity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 6. Non-Real Estate Investments

Non-real estate investments represents an $80 million guaranteed investment contract (GIC) entered into during the second quarter of 2007 by an Acacia securitization entity that we consolidate for financial statements purposes. This GIC represents a deposit certificate issued by a rated investment bank. This deposit certificate earns LIBOR minus a spread. This GIC serves as the collateral to cover potential losses on a credit default swap (CDS) also entered into by this same Acacia entity. The CDS references BBB and A rated residential mortgage-backed securities issued in 2006. In the event that any of these referenced securities incurs a credit loss, the GIC can then be drawn upon by the CDS counterparty to cover the amount of such loss. We have classified this investment as a trading security that is recorded on our consolidated balance sheets at its estimated fair market value. Management currently considers the GIC’s fair market value to approximate contract value, as the interest rate is variable at LIBOR less 5 basis points and resets on a monthly basis. Changes in fair market value are reported through our consolidated statements of income through market valuation adjustments.

The carrying and fair market value was $80 million of this investment as of June 30, 2007. We did not have any assets classified as non-real estate investments in prior periods.

Note 7. Derivative Financial Instruments

We report our derivative financial instruments at fair market value as determined using third-party models and confirmed by Wall Street dealers. As of June 30, 2007 and December 31, 2006, the net fair market value of derivative financial instruments was $34.5 million and $20.6 million, respectively.

The following table shows the aggregate fair market value and notional amount of our derivative financial instruments as of June 30, 2007 and December 31, 2006.
(In thousands)	June 30, 2007		December 31, 2006
	Fair Market Value	Notional Amount	Fair Market Value	Notional Amount

Trading Instruments
Interest rate caps purchased	$4,432	$701,900	$1,114	$71,900
Interest rate caps sold	(985)	250,000	—	—
Interest rate corridors purchased	—	755,616	—	844,805
Interest rate swaps	(453)	354,513	242	131,195
Credit default swaps	(3,939)	78,000	(6)	1,000
Futures	—	—	90	204,000
Purchase commitments	67	148,531	(168)	80,964
Cash Flow Hedges
Futures	—	—	(44)	627,000
Interest rate swaps	35,341	1,300,965	19,385	1,279,007
Total Derivative Financial Instruments	$34,463	$3,589,525	$20,613	$3,239,871

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases. We currently account for our interest rate agreements as either cash flow hedges or trading instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 7. Derivative Financial Instruments - (continued)

In a cash flow hedge, the effective portion of the change in the fair market value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. For the three and six months ended June 30, 2007, the amount of ineffectiveness was $0.7 million income and $0.6 million income, respectively, and was $0.4 million of expense and $0.1 million of income for the three and six months ended June 30, 2006, respectively.

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

Our total unrealized gain on interest rate agreements included in accumulated other comprehensive income was $20.3 million at June 30, 2007 and $7.0 million at December 31, 2006.

We reclassified a negligible and negative $6,000 from other comprehensive income to interest expense for the three and six months ended June 30, 2007, respectively, and reclassified positive $0.2 million and positive $0.5 million for the three and six months ended June 30, 2006, respectively. At June 30, 2007, the maximum length of time over which we are hedging our exposure to the variability of future cash flows for forecasted transactions with cash flow hedges is ten years, and in all cases, the forecasted transactions are expected to occur within the next year.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of income. For the three months ended June 30, 2007, there were no such instances. For the six months ended June 30, 2007, there was one such instance which resulted in a gain of $1 million. For the three and six months ended June 30, 2006, there was one such instance which resulted in a gain of $6 million.

Our interest rate agreements had net receipts of $2.7 million and $5.1 million for the three and six months ended June 30, 2007, respectively, and net receipts of $3.8 million and $6.1 million for the three and six months ended June 30, 2006, respectively.

The following table presents the interest income and expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 7. Derivative Financial Instruments - (continued)

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net interest income on cash flow interest rate agreements	$2,693	$3,823	$5,092	$6,054
Realized net gains (losses) due to net ineffective portion of hedges	671	(350)	590	133
Realized net (losses) gains reclassified from other comprehensive income	(6)	206	(678)	472
Total	$3,358	$3,679	$5,004	$6,659

When the interest rate agreement is accounted for as a trading instrument, changes in the fair market value of the interest rate agreement and all associated income and expenses are reported in earnings through net recognized valuation adjustments. We had net valuation adjustments on interest rate agreements of negative $1.5 million and negative $3.0 million for three and six months ended June 30, 2007, respectively, and positive $5.5 million and positive $5.8 million for the three and six months ended June 30, 2006.

Purchase Commitments

Our loan purchase commitments represent derivative instruments under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149.) At June 30, 2007, our commitments to purchase residential real estate loans were $149 million, and had a fair market value of less than $0.1 million. The change in fair market value from period to period is included in valuation adjustments, in our consolidated statements of income.

Credit Default Swaps

A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed rate fee or premium over the term of the contract. In the first quarter of 2007, we began entering into these agreements where we agreed to provide credit event protection in exchange for a premium. In essence, these instruments enables us to credit enhance a specific pool of loans. We included these credit default swaps in our Acacia CDO Option Arm 1 which closed in the second quarter of 2007.

Credit default swaps are accounted for as trading instruments, reported at fair market value with the changes in fair market value recognized through our income statement. The value of these contracts decrease for a variety of reasons, including when the probability of the occurrence of a specific credit event increases, when the market’s perceptions of default risk in general change, or there are changes in the supply and demand of these instruments. Since the acquisition of these credit default swaps, the value has decreased $3.9 million, primarily as the result of widening spreads in these types of instruments.

During the second quarter of 2007, we also entered into a credit default swap where we agreed to pay a premium and will receive payment upon the event of losses on the referenced pool of loans. At June 30, 2007, this derivative instrument had a negative market value of $0.1 million.

In the future, we may use credit default swaps to help us manage certain of our credit risks. We would do this by agreeing to pay a fixed rate or premium in exchange for credit event protection.

Counterparty Credit Risk

We incur credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligations under the agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the agreement. In order to mitigate this risk, we only enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into agreements with several different counterparties in order to diversify our credit risk exposure. At June 30, 2007, we had $1.0 million credit exposure in interest rate agreements. At December 31, 2006, we had $1.0 million credit exposure on futures and $5.1 million credit exposure on interest rate agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 8. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans based on our estimate of losses inherent in our loan portfolio.

Delinquencies in our consolidated residential real estate loan portfolio were $56 million and $65 million as of June 30, 2007 and December 31, 2006, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 0.67% and 0.71% at June 30, 2007 and December 31, 2006, respectively. As a percentage of the original balances, delinquencies stood at 0.20% and 0.21% at June 30, 2007 and December 31, 2006, respectively.

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

For the three months ended June 30, 2007, we had a total provision of $2.5 million. At the end of the second quarter of 2007 we transferred $13 million (of principal value) of delinquent residential loans from held for investment to held for sale at the lower of cost or fair market value (LOCOM) with a corresponding reduction in the reserve for credit losses through charge-offs. The impact was a $4 million reduction of the balance sheet credit reserve.

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three and six months ended June 30, 2007 and 2006.

Residential Real Estate Loan Reserves for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$19,954	$22,372	$20,119	$22,656
Provision for credit losses	2,500	(2,541)	3,981	(2,365)
Charge-offs	(6,038)	(381)	(7,684)	(841)
Balance at end of period	$16,416	$19,450	$16,416	$19,450

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 8. Reserves for Credit Losses - (continued)

The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three and six months ended June 30, 2007 and 2006.

Commercial Real Estate Loan Reserves for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$2,348	$—	$—	$—
Provision for credit losses	—	35	2,348	35
Charge-offs	—	(35)	—	(35)
Balance at end of period	$2,348	$—	$2,348	$—

During the first quarter of 2007, we fully reserved in the amount of $2.3 million for an anticipated loss on a junior mezzanine commercial loan financing a condominium-conversion project. Principal and accrued interest on this loan was scheduled to be paid upon the completion of the project and sale of the units. Accordingly, the loan was not delinquent. However, due to cost overruns and changing market conditions, we believe it is unlikely we will collect any outstanding principal upon completion of the project. The provision for credit losses on commercial loans for the six months ended June 30, 2007 relates to that loan.

Note 9. Other Assets

Other assets as of June 30, 2007 and December 31, 2006 are summarized in the following table.

Other Assets

(In thousands)	June 30, 2007	December 31, 2006

Real estate owned (REO)	$9,686	$7,963
Fixed assets and leasehold improvements	7,217	4,439
Principal receivable	3,889	4,417
Purchased interest	754	1,045
Other	1,823	2,342
Total other assets	$23,369	$20,206

Note 10. Redwood Debt

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. We also issue commercial paper for financing residential and commercial real estate loans and securities. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We also have other types of recourse debt such as subordinated notes (See Note 12). The table below summarizes the outstanding balances of Redwood debt as of June 30, 2007 and December 31, 2006, by collateral type.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 10. Redwood Debt - (continued)

Redwood Debt

	June 30, 2007
(In thousands)	Number of Facilities	Outstanding	Limit	Maturity

Facilities by collateral
Real estate loans	4	$496,794	$2,350,000	8/07-1/08
Real estate securities	11	161,148	4,287,000	—
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	190,720	490,000	7/09
Total facilities	17	$848,662	$7,137,000

	December 31, 2006
(In thousands)	Number of Facilities	Outstanding	Limit	Maturity

Facilities by collateral
Real estate loans	5	$959,139	$2,700,000	1/07-10/07
Real estate securities	14	597,069	5,787,000	—
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	300,000	490,000	7/09
Total facilities	21	$1,856,208	$8,987,000

At June 30, 2007, we had $4.3 billion of uncommitted real estate securities facilities and $2.4 billion of uncommitted real estate loan facilities included within the limits above.

At June 30, 2007, Redwood debt was all short-term debt. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. For the three and six months ended June 30, 2007, the average balance of Redwood debt was $1.5 billion and $1.9 billion, respectively, with a weighted-average interest cost of 5.99% and 5.82%, respectively. For the three and six months ended June 30, 2006, the average balance of Redwood debt was $0.1 billion, with a weighted-average interest cost of 8.51% and 7.00%, respectively. At June 30, 2007 and December 31, 2006, accrued interest payable on Redwood debt was $0.7 million and $7.0 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 10. Redwood Debt - (continued)

As of June 30, 2007 and December 31, 2006, we had $191 million and $300 million of commercial paper outstanding through our Madrona special purpose entity, respectively. The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at June 30, 2007 and December 31, 2006.

Redwood Debt

	June 30, 2007			December 31, 2006
(In thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity

Real estate loan collateral	$687,514	5.64%	13	$1,259,139	5.54%	21
Securities collateral	161,148	5.36%	26	597,069	6.06%	110
Total Redwood debt	$848,662	5.59%	16	$1,856,208	5.71%	49

The following table presents the remaining maturities of Redwood debt as of June 30, 2007 and December 31, 2006.

Redwood Debt

(In thousands)	June 30, 2007	December 31, 2006

Within 30 days	$848,662	$1,259,138
31 to 90 days	—	392,566
Over 90 days	—	204,504
Total Redwood debt	$848,662	$1,856,208

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

Note 11. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed rates. Substantially all of the variable-rate ABS are indexed to one-, three- or six-month LIBOR, with interest paid monthly or quarterly. A lesser amount of the ABS is fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or is fixed for its entire term. Some of the ABS securities issued are IOs and have coupons set at a fixed rate or a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 11. Asset-Backed Securities Issued - (continued)

The maturity of each class of ABS is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of an ABS is likely to occur earlier than its stated maturity.

The carrying value components of the collateral for ABS issued and outstanding as of June 30, 2007 and December 31, 2006 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

(In thousands)	June 30, 2007	December 31, 2006

Real estate loans	$7,499,974	$7,955,632
Real estate securities	3,052,476	2,175,806
Other real estate investments	1,964	—
Real estate owned (REO)	6,946	7,963
Restricted cash owned by consolidated securitization entities	206,664	111,124
Accrued interest receivable	53,419	61,617
Total collateral for ABS issued	$10,821,443	$10,312,142

The components of ABS issued by consolidated securitization entities as of June 30, 2007 and December 31, 2006, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

(In thousands)	June 30, 2007	December 31, 2006

Sequoia ABS issued — certificates with principal value	$7,170,982	$7,575,062
Sequoia ABS issued — interest-only certificates	51,187	74,548
Acacia ABS issued	3,453,848	2,327,504
Madrona ABS issued	5,400	5,400
Unamortized discount on ABS	(5,948)	(3,290)
Total consolidated ABS issued	$10,675,469	$9,979,224

Sequoia ABS:
Range of weighted average interest rates, by series	4.57% to 6.32%	4.64% to 6.37%
Stated maturities	2007 - 2047	2007 - 2046
Number of series	38	40
Acacia ABS:
Range of weighted average interest rates, by series	5.73% to 6.77%	5.84% to 6.03%
Stated maturities	2039 - 2052	2038 - 2046
Number of series	10	8

Amortization of deferred asset-backed securities issuance costs were $12.7 million and $12.0 million for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes the accrued interest payable on ABS issued as of June 30, 2007 and December 31, 2006. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 11. Asset-Backed Securities Issued - (continued)

Accrued Interest Payable on Asset-Backed Securities Issued

(In thousands)	June 30, 2007	December 31, 2006

Sequoia	$20,744	$20,060
Acacia	25,250	23,137
Total accrued interest payable on ABS issued	$45,994	$43,197

Note 12. Subordinated Notes

In December 2006, we issued $100 million of subordinated notes (trust preferred securities) through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In May 2007, we issued $50 million of subordinated notes which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

At June 30, 2007 and December 31, 2006, the accrued interest payable balance on subordinated notes was $1.7 million and $0.4 million, respectively.

Note 13. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT ordinary taxable income (and currently intend to do so in 2007 as we did in 2006) and pay corporate income taxes on this retained income while continuing to maintain our REIT status. We distribute all capital gains. We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

We recognized a total tax provision of $3.0 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. We recognized a total tax provision of $4.8 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively..

Our tax provision is determined by applying our expected annual effective tax rate to our GAAP pre-tax income. The effective tax rate is determined as the ratio of tax liability to annual GAAP pre-tax income, based on estimates of taxable and GAAP annual income for the remainder of the year. Differences in taxable income from GAAP income reflect various accounting treatments for tax and GAAP, such as the accounting for discount and premium amortization, credit losses, stock options, compensation, asset impairments, changes in market valuations on certain assets, and hedges. Some of these differences create timing differences as to when the taxable income is earned, and the tax is paid, and when the GAAP income is recognized and the GAAP tax provision is recorded. Some of the differences are permanent as the income (or expense) may be recorded for tax and not for GAAP (or vice-versa). One such significant permanent difference is that, as a REIT, we are able to deduct for tax purposes the dividends paid to shareholders.

Our GAAP and taxable income projections are adjusted to reflect actual results and may be revised based on updated information and these changes may lead to changes in our effective tax rate calculations over the course of the year. In the second quarter, our projections of GAAP income were adjusted as the result of the volatility in the pricing of assets and the subsequent negative market valuation adjustment recorded in the second quarter of 2007. As these negative market valuation adjustments do not have a tax effect until realized by sale of the asset, the projected tax liability was not affected but projected GAAP pre-tax income was significantly lowered. As a result of these revisions, our effective tax rate increased from our prior estimates.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 13. Taxes - (continued)

We currently expect our 2007 taxable income before dividend distributions to be higher than our GAAP income primarily due to the accounting of discounts on CES and the market valuations taken on our assets for GAAP but not for tax. However, the dividend distribution of at least 90% of our REIT taxable income reduces our effective tax rate from the statutory levels. The following is a reconciliation of the statutory federal and state rates to the effective rates for 2007, as estimated as of June 30, 2007, and 2006.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	2007	2006

Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%
Differences in taxable income from GAAP income	35.8%	11.6%
Dividend paid deduction	(63.8%)	(46.3%)
Effective tax rate	14.0%	7.3%

Our policy for interest and penalties on material uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2003 to 2006 and State, years 2002 to 2006) as of June 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Note 14. Fair Market Value of Financial Instruments

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

The following table presents the carrying values and estimated fair market values of our financial instruments as of June 30, 2007 and December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 14. Fair Market Value of Financial Instruments - (continued)

Fair Market Value of Financial Instruments

	June 30, 2007		December 31, 2006
(In thousands)	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value

Assets
Real estate loans (held-for-investment)	$8,368,064	$8,284,989	$9,352,107	$9,268,914
Real estate loans (held-for-sale)	9,410	9,410	—	—
Real estate securities (available-for-sale)	3,725,772	3,725,772	3,232,767	3,232,767
Other real estate investments (trading)	34,168	34,168	—	—
Non-real estate investments	80,000	80,000	—	—
Cash and cash equivalents	82,626	82,626	168,016	168,016
Derivative assets	40,713	40,713	26,827	26,827
Restricted cash	206,664	206,664	112,167	112,167
Accrued interest receivable	57,337	57,337	70,769	70,769
Liabilities
Redwood debt	848,662	848,662	1,856,208	1,856,208
ABS issued
Sequoia	7,237,961	7,183,059	7,664,066	7,627,644
Acacia	3,432,049	3,331,228	2,309,673	2,302,427
Madrona	5,459	5,510	5,485	5,510
Total ABS issued	10,675,469	10,519,797	9,979,224	9,935,581
Derivative liabilities	6,250	6,250	6,214	6,214
Accrued interest payable	48,473	48,473	50,590	50,590
Subordinated notes	150,000	150,000	100,000	100,000

Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans

•	Residential real estate loan fair market values are determined by available market quotes and discounted cash flow analyses.

•	Commercial real estate loan fair market values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•	Real estate securities

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 14. Fair Market Value of Financial Instruments - (continued)

•	Non-real estate investments

•	Non-real estate investments fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions.

•	Derivative assets and liabilities

•	Fair market values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair market values equal carrying values.

•	Restricted cash

•	Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair market values approximate carrying values.

•	Accrued interest receivable and payable

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair market values approximate carrying values.

•	Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair market values approximate carrying values.

•	ABS issued

•	Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•	Commitments to purchase

•	Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.

•	Subordinated notes

•	Subordinated notes are adjustable; fair market values approximate carrying values.

Note 15. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the difference between fair market value and our amortized cost of interest rate agreements accounted for as cash flow hedges and our real estate securities accounted for as AFS. At June 30, 2007 the unrealized loss on AFS was $101 million, a decline of $187 million from the unrealized gain of $86 million at December 31, 2006. Also included in this account are any net gains or losses from interest rate agreements accounted for as cash flow hedges that have been terminated and where the hedge transactions are still likely to occur.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 15. Stockholders’ Equity - (continued)

At June 30, 2007, there was $1.5 million of net gains from terminated hedges, of which a minimal amount will be amortized into income over the next twelve months. At December 31, 2006, there was $0.6 million of net losses from terminated hedges.

The following table provides a summary of the components of accumulated other comprehensive income (loss) as of June 30, 2007 and December 31, 2006.

Accumulated Other Comprehensive Income (Loss)

(In thousands)	June 30, 2007	December 31, 2006

Net unrealized gains (losses) on real estate securities	$(101,049)	$86,434
Net unrealized gains on interest rate agreements accounted for as cash flow hedges	20,136	6,724
Total accumulated other comprehensive (loss) income	$(80,913)	$93,158

Note 16. Equity Compensation Plans

Stock-Based Compensation

At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). At June 30, 2007, the unamortized costs totaled $14.7 million and will be expensed over the next six years, over half of which will be recognized over the next twelve months.

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of June 30, 2007 and December 31, 2006, 496,883 and 514,217 shares of common stock, respectively, were available for grant.

A summary of stock option activity during the three and six months ended June 30, 2007 and 2006 is presented in the table below. See Note 2 for a discussion on the assumptions used to value stock options at grant date.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

Stock Options Activity

	Three Months Ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options Outstanding
Outstanding options at beginning of period	1,032,462	$35.11	1,507,957	$33.19
Options granted	219	53.50	—	—
Options exercised	(9,996)	34.09	(350)	24.50
Options forfeited	(14,836)	56.73	(381)	43.13
Outstanding options at end of period	1,007,849	$34.81	1,507,226	$33.19

Options exercisable at period-end	920,904	$32.83	1,287,156	$30.29
Weighted average fair market value of options granted during the period		$4.93		$—

	Six Months Ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options Outstanding
Outstanding options at beginning of period	1,072,622	$34.70	1,548,412	$32.60
Options granted	15,934	55.73	33,871	41.09
Options exercised	(64,172)	32.52	(73,641)	24.13
Options forfeited	(16,535)	56.66	(1,416)	41.16
Outstanding options at end of period	1,007,849	$34.81	1,507,226	$33.19

Options exercisable at period-end	920,904	$32.83	1,287,156	$30.29
Weighted average fair market value of options granted during the period		$4.30		$3.41

With the adoption of FAS 123R on January 1, 2006, the grant date fair market value of all remaining unvested stock options (which includes the value of any future dividend equivalent rights) is expensed to the consolidated statements of income over the remaining vesting period of each option.

For the three and six months ended June 30, 2007, expenses related to stock options were $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2006, expenses related to stock options were $0.5 million and $1.1 million, respectively. As of June 30, 2007, there was $1.1 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of one year.

The total intrinsic value or gain (fair market value less exercise price) for options exercised was $0.2 million and $1.4 million for the three and six months ended June 30, 2007, respectively. The net cash proceeds received from the exercise of stock options was $0.2 million and $1.2 million for the three and six months ended June 30, 2007, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

The total gain for options exercised was $7,000 and $1.3 million for the three and six months ended June 30, 2006. The net cash proceeds received from the exercise of stock options was $9,000 and $0.4 million for the three and six months ended June 30, 2006.

The aggregate intrinsic value of the options outstanding and options currently exercisable was $14 million and $25 million at June 30, 2007 and December 31, 2006, respectively.

In the first half of 2007, officers exercised 23,487 options and surrendered 15,715 shares to pay exercise costs and taxes of $1 million on the gains on the options exercised.

The following table summarizes information about stock options outstanding at June 30, 2007.

Stock Options Exercise Prices as of June 30, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$10 to $20	314,783	2.15	$12.90	314,783	$12.90
$20 to $30	201,065	1.29	21.59	201,065	21.59
$30 to $40	2,500	5.86	36.19	2,500	36.19
$40 to $50	49,271	5.21	43.35	49,196	43.35
$50 to $60	440,230	6.36	55.55	353,360	55.50
$ 0 to $60	1,007,849	3.98		920,904

Restricted Stock

As of June 30, 2007 and December 31, 2006, 22,252 and 27,524 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through January 2011. Restricted stock activity for the three and six months ended June 30, 2007 and 2006 is presented in the table below. There were no restricted stock awards granted during the first six months of 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

Restricted Stock Outstanding

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value

Restricted stock outstanding at the beginning of period	23,124	$50.05	18,070	$45.65
Restricted stock granted	—	—	247	40.49
Stock for which restrictions lapsed	—	—	—	—
Restricted stock forfeited	(872)	50.77	(131)	46.98
Restricted stock outstanding at end of period	22,252	$50.02	18,186	$45.57

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value

Restricted stock outstanding at the beginning of period	27,524	$49.57	21,038	$45.96
Restricted stock granted	—	—	247	40.49
Stock for which restrictions lapsed	(4,308)	46.88	(972)	53.74
Restricted stock forfeited	(964)	51.28	(2,127)	45. 15
Restricted stock outstanding at end of period	22,252	$50.02	18,186	$45.57

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. For both the three months ended June 30, 2007 and 2006, the expenses related to restricted stock were $0.1 million. For both the six months ended June 30, 2007 and 2006, the expenses related to restricted stock were $0.2 million. As of June 30, 2007, there was $0.6 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them. Restrictions on some of the outstanding DSUs lapse through 2013.

For the three and six months ended June 30, 2007, expenses related to DSUs were $3.0 million and $7.0 million, respectively. For the three and six months ended June 30, 2006, expenses related to DSUs were $2.4 million and $4.5 million, respectively. As of June 30, 2007, there was $13.0 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of one year. As of December 31, 2006, there was $19.4 million of unrecognized compensation cost related to nonvested DSUs. As of June 30, 2007 and December 31, 2006, the number of outstanding DSUs that had vested was 252,244 and 153,073, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

The tables below provide summaries of the activities relating to the DSUs for the three and six months ended June 30, 2007 and balances as of June 30, 2007 and December 31, 2006.

Deferred Stock Units

(In thousands)	June 30, 2007	December 31, 2006

Value of DSUs at grant	$37,885	$36,542
Participant forfeitures	(322)	(110)
Distribution of DSUs	(2,554)	(347)
Change in value at period end since grant	(614)	6,763
Value of DSUs at end of period	$34,395	$42,848

Deferred Stock Units Activity

	Three Months Ended June 30,
	2007			2006
(In thousands, except unit amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value

Balance at beginning of period	703,270	$36,697	$49.60	491,121	$21,275	$45.00
Grants of DSUs	11,202	562	50.19	12,721	556	43.71
Distribution of DSUs	(3,531)	(107)	30.27	(11,471)	(347)	30.27
Change in valuation during period	—	(2,757)	—	—	2,558	—
Participant forfeitures	—	—	—	—	—	—
Net change in number/value of DSUs	7,671	(2,302)	—	1,250	2,767	—
Balance at end of period	710,941	$34,395	$49.24	492,371	$24,042	$45.31

	Six Months Ended June 30,
	2007			2006
(In thousands, except unit amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value

Balance at beginning of period	737,740	$42,848	$48.91	418,126	$17,252	$45.65
Grants of DSUs	24,633	1,343	54.54	85,716	3,568	41.26
Distribution of DSUs	(47,282)	(2,207)	46.67	(11,471)	(347)	30.27
Change in valuation during period	—	(7,377)	—	—	3,569	—
Participant forfeitures	(4,150)	(212)	51.20	—	—	—
Net change in number/value of DSUs	(26,799)	(8,453)	—	74,245	6,790	—
Balance at end of period	710,941	$34,395	$49.24	492,371	$24,042	$45.31

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

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

For the three and six months ended June 30, 2007, deferrals of $0.3 million and $1.3 million, respectively, were made under the EDCP. For the three and six months ended June 30, 2006, deferrals of $0.6 million and $1.9 million, respectively, were made under the EDCP.

The following table provides detail on changes in participants’ EDCP accounts for the three and six months ended June 30, 2007 and 2006.

EDCP Activity

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Transfer into participants’ EDCP accounts	$260	$558	$1,348	$1,924
Accrued interest earned in EDCP	129	208	520	504
Participants’ withdrawals	(2,581)	(1,879)	(3,374)	(2,120)
Net change in participants’ EDCP accounts	$(2,192)	$(1,113)	$(1,506)	$308
Balance at beginning of period	$10,379	$8,426	$9,693	$7,005
Balance at end of period	$8,187	$7,313	$8,187	$7,313

The following table provides detail on the financial position of the EDCP at June 30, 2007 and December 31, 2006.

Balance of Participants’ EDCP Accounts

(In thousands)	June 30, 2007	December 31, 2006

Participants’ deferrals	$4,617	$6,643
Accrued interest credited	3,570	3,050
Balance of participants’ EDCP accounts	$8,187	$9,693

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans - (continued)

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

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2007 and December 31, 2006, 41,207 and 35,570 shares have been purchased. As of June 30, 2007 and December 31, 2006, there remained a negligible amount of uninvested employee contributions in the ESPP.

The table below presents the activity in the ESPP for the three and six months ended June 30, 2007 and 2006.

Employee Stock Purchase Plan

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$9	$5	$3	$13
Transfer in of participants’ payroll deductions from the ESPP	124	97	248	184
Cost of common stock issued to participants under the terms of the ESPP	(123)	(97)	(241)	(192)
Net change in participants’ equity	$1	$—	$7	$(8)
Balance at end of period	$10	$5	$10	$5

Note 17. Commitments and Contingencies

As of June 30, 2007, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $16.1 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we are subleasing this office space from another tenant through the end of 2007. The total lease payments to be made under the lease expiring in 2013 and the sublease, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was $0.3 million and $0.2 million for the quarters ended June 30, 2007 and 2006, respectively. Operating lease expense was $0.6 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at June 30, 2007 and December 31, 2006 was $3.4 million and $2.0 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 17. Commitments and Contingencies - (continued)

Future Lease Commitments by Year

(In thousands)	June 30, 2007

2007 (six months)	$690
2008	1,636
2009	1,680
2010	1,709
2011	1,831
2012 and thereafter	8,574
Total	$16,120

At June 30, 2007, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

The table below shows our commitments to purchase loans and securities as of June 30, 2007. The loan purchase commitments represent derivative instruments with an estimated value of positive $0.1 million at June 30, 2007 under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This is included in net recognized gains and valuation adjustments on our Statements of Income.

Commitments to Purchase - Principal Amount

(In thousands)	June 30, 2007

Real estate loans	$148,531
Real estate securities	—
Total	$148,531

Stock Repurchases

We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. There were no repurchases during the second quarter of 2007 and 1,000,000 shares remained available for repurchase under those plans.

Note 18. Recent Developments

Management believes that the valuation of our real estate securities continued to decline in July from June 30, 2007. Management has not quantified the effect of this decline.

In July 2007 we securitized $740 million of residential real estate loans through our Sequoia program.

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

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned or discussed in, or incorporated by reference into, this Form 10-Q might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections.

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

Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of assumed risk dictates the manner in which we finance our purchase of and derive income from these investments.

Our investments in residential, commercial, and collateralized debt obligation (CDO) credit enhancement securities (CES, or below investment-grade securities) have concentrated credit risk. We finance the acquisition of most of our first-loss and equivalent CES that are directly exposed to credit losses with capital. We generally finance the acquisition of our second-loss, third-loss, and equivalent securities through our Acacia securitization program. To date, our primary credit enhancement investment focus has been in securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. Our CES investment returns depend on the amount and timing of most of the interest and principal collected on the loans in the pools supporting the securities. In an ideal environment for most of our residential CES, we would experience fast loan prepayments and low credit losses which would, in turn, lead to attractive CES returns. Conversely, the return on most of our residential CES investments would be adversely affected by slow loan prepayments and high credit losses.

Our investments in real estate loans and investment-grade securities (IGS) have less concentrated credit risk. To produce an attractive investment return on these lower credit risk assets, we use leverage (primarily structural leverage through securitization rather than financial leverage through the use of Redwood debt). We earn income based upon the spread between the yield on the acquired asset and the cost of funds we borrowed to acquire the asset. We have obtained most of the financing used to acquire these assets through the issuance of asset-backed securities (ABS) under our Sequoia and Acacia securitization programs. These financings are not obligations of Redwood. To further facilitate these investments, we have established a wholly-owned qualified REIT subsidiary to hold some of our investments in high-quality investment-grade residential and commercial securities and high-quality prime residential loans. We have recently renamed this entity from Cypress to Juniper Trust, Inc. (Juniper). These assets will be funded initially with debt, although in the future, Juniper will likely also utilize securitization as a form of financing. We believe spread lending opportunities with these types of securities and loans are becoming increasingly attractive.

Our reported GAAP net income was $11 million ($0.41 per share) in the second quarter of 2007, a decrease from $31 million ($1.20 per share) for the second quarter of 2006. For the six months ended June 30, 2007 and 2006, GAAP income was $30 million ($1.06 per share) and $59 million ($2.29 per share), respectively. Our GAAP return on equity was 5% for the three months ended June 30, 2007 compared to 13% for the three months ended June 30, 2006. GAAP return on equity was 6% for the six months ended June 30, 2007 and 12% for the six months ended June 30, 2006. In the second quarter of 2007, we declared a regular dividend of $0.75 per share.

Table 1 Net Income

(In thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total interest income	$219,658	$218,238	$434,764	$444,120
Total interest expense	(165,757)	(173,519)	(333,853)	(354,174)

Net interest income	53,901	44,719	100,911	89,946

Operating expenses	(12,772)	(16,037)	(30,554)	(28,619)
Realized gains on sales and calls, net	2,738	8,988	3,884	10,050
Market valuation adjustments, net	(29,430)	(2,995)	(39,694)	(5,927)
Provision for income taxes	(3,021)	(3,265)	(4,822)	(6,025)
Net income	$11,416	$31,410	$29,725	$59,425

Diluted common shares	28,164,944	26,108,975	27,917,502	25,909,923
Net income per share	$0.41	$1.20	$1.06	$2.29

The largest factor in the decline of net income for the second quarter was a $26 million increase in negative market valuation adjustments. The reason for this increase is discussed in detail below - see Capital Markets Pricing Volatility. Another factor was a $6 million decline from gains generated from sales and calls of assets.

On the positive side, our operating results for the second quarter of 2007 were strong. Net interest income increased to $54 million during the quarter up from $45 million in the same period last year. Higher net interest income from our IGS and CES portfolios more than offset the decline from a reduced balance of adjustable-rate residential loans under our Sequoia program. Operating expenses were $3 million lower than the comparable period in 2006 primarily due to reduced due diligence expenses resulting from lower commercial CES acquisition activity.

Our estimated taxable income was $1.66 per share and $3.14 per share for the three and six months ended June 30, 2007, respectively. Our estimated REIT taxable income was $1.63 per share and $2.92 per share for the three and six months ended June 30, 2007, respectively. Our REIT taxable income is the primary determinant of the minimum amount of dividends we must distribute in order to maintain our tax status as a real estate investment trust. Taxable income continues to run higher than GAAP income as we are not permitted to establish credit reserves for tax. As a result, we amortize more of our CES discount into income for tax and have a higher tax basis in these securities. Consequently, any future credit losses on our CES will have a more significant impact on tax earnings compared to GAAP earnings. See Potential Income Tax Volatility later in this document.

Capital Markets Pricing Volatility

Market Conditions

Beginning in the first quarter of 2007, capital market yield spreads for residential mortgage-backed securities (RMBS) began to widen (causing required market yields for each security to rise, thus reducing market prices for securities), especially for securities backed by 2006 subprime loans. After briefly tightening early in the second quarter, spreads for RMBS, CDO securities, and commercial mortgage-backed securities (CMBS) significantly widened. Prices for fixed income assets fell across the credit spectrum. The steepest price declines occurred with respect to RMBS and CDO securities backed by 2006 and early 2007 subprime and low quality alt-a loans.

We believe several converging factors led to the broad decline in capital markets pricing for RMBS, CMBS, and CDO securities which, in turn, caused us to incur negative mark-to-market valuation adjustments against our securities portfolio. These include:

•
General concern over the decline in home prices and the financial stability of mortgage borrowers. Recent delinquency and default data now show that mortgage loans originated in 2006 and early 2007, especially loans extended to subprime and low-quality alt-a borrowers, are significantly underperforming the rating agencies’ credit expectations. It now appears likely that some investment-grade rated RMBS backed by these loans will incur credit losses.

•
The overall contraction in market liquidity has forced many potential buyers out of the market. Banks and Wall Street firms have been aggressively taking steps to tighten credit by contracting margin leverage and reducing or withdrawing credit lines. Additionally, the turbulence surrounding CDOs has led to a dramatic decrease in new CDO issuance. CDOs were previously significant acquirers of RMBS and CMBS.

•	The supply of securities potentially available for sale has increased due to margin calls and the planned liquidation of several hedge funds with large RMBS and CDO securities positions.

From the end of the second quarter through the beginning of August, market pricing has continued to decline as the negative impact of the above factors has escalated. Moreover, in July the credit rating agencies began downgrading underperforming 2006 and early 2007 RMBS and CDO securities, and going forward, we expect the credit rating agencies to take further negative rating actions.

Impact on Redwood

We believe that in the long-term the widening of spreads will be advantageous to us as we will able to buy higher quality assets at more attractive prices. However, it had a negative accounting impact on us in the first and second quarters, as mark-to-market (MTM) adjustments to our existing real estate securities portfolio caused our GAAP book value and our GAAP earnings to decline. Unless RMBS prices recover from August levels, which at this point seems unlikely, we will incur additional, potentially significant, negative mark-to-market write-downs in subsequent quarters. That being said, the MTM adjustments had little impact on the economics or cash flows of our business. The vast majority of our credit-sensitive investments are backed by prime or near-prime alt-a borrowers whose credit performance continues to exceed, or is within, our modeling expectations. Additionally, we experienced no liquidity issues, as all of our credit-sensitive securities were financed through Acacia or with capital.

The process of establishing fair market values for our securities is inherently subjective since it relies on modeling assumptions and indications of value obtained from brokers and dealers. Our policy is to reflect fair market values that we believe we could realize if we chose to sell the assets. However, establishing fair market values for our securities has proven particularly difficult during this quarter. Not only has there been a significant disruption in the market, but securities trading volume has been, and continues to be, very light as a result of the failure of willing buyers and sellers to be able to agree on price. Consequently, the visibility normally provided by market activity has been constrained. In certain limited instances of establishing fair market value, we either received no independent bid indication or an extremely distressed bid which we did not consider to be an appropriate indication of fair market value. In those instances, we relied on our internal model to value the securities. We expect the difficulty in ascertaining fair market value from market sources to continue until trading levels increase and market price clearing levels are re-established. We caution that these securities’ valuations are subjective and will change over time, potentially in a material way.

The total mark-to-market valuation impact on Redwood’s investments in real estate securities and other investments resulted in a write-down of $104 million for the three months ended June 30, 2007, after netting the impact of hedges. Of this amount, $29 million flowed through our income statement and $75 million was recorded as a reduction of stockholders’ equity. Of the $29 million of income statement write-downs taken in the second quarter, $19 million were impairments under EITF 99-20.

A summary of the changes in fair market value during the second quarter of 2007 by type and security is shown in the table below.

Table 2 Mark-To-Market Adjustments

	Three Months Ended June 30, 2007
(In millions)	Residential	Commercial	CDO	Total

IGS	$(37)	$(5)	$(19)	$(61)
CES	(22)	(34)	—	(56)
NIMs, residuals, IOs, and CDS	(7)	—	—	(7)
Total mark-to-market adjustments	(66)	(39)	$(19)	$(124)
Interest rate hedges	—	—	—	20
Total mark-to-market adjustments	$(66)	$(39)	$(19)	$(104)

The total mark-to-market valuation impact on Redwood’s investments in real estate securities and other investments resulted in a write-down of $213 million for the six months ended June 30, 2007, after netting the impact of hedges. Of this amount, $39 million flowed through our income statement and $174 million was recorded as a reduction of stockholders’ equity. Of the $39 million of income statement write-downs taken during the first six months of 2007, $22 million were impairments under EITF 99-20.

A summary of the changes in fair market value during the first six months of 2007 by type and security is shown in the table below.

	Six Months Ended June 30, 2007
(In millions)	Residential	Commercial	CDO	Total

IGS	$(89)	$(7)	$(30)	$(126)
CES	(40)	(46)	—	(86)
NIMs, residuals, IOs, and CDS	(15)	—	—	(15)
Total mark-to-market adjustments	(144)	(53)	$(30)	$(227)
Interest rate hedges	—	—	—	14
Total mark-to-market adjustments	$(144)	$(53)	$(30)	$(213)

We note that the disruption in the capital markets not only affected real estate asset spreads, but liability spreads as well. Liability spreads widened, reducing the fair market value of the ABS we have issued to levels below the carrying value on our books. Under GAAP, we are required to carry our real estate securities on our balance sheet at their fair market value but we are not permitted to adjust paired Acacia ABS issued liabilities to fair market value. Using the assumptions described in Note 14 to our financial statements, we estimate that if we had recorded our Acacia ABS issued at fair market value and adjusted for Acacia unamortized deferred bond issuance costs of $26 million, our liabilities at June 30, 2007 would have been lower than reported by $75 million. We caution that these fair market value figures have not been audited, rely on estimates, and are inherently subjective.

Exposure to Subprime and CDO Securities

We do not originate, acquire, service, or securitize subprime mortgages. Accordingly we are not directly subject to subprime loan repurchase issues. We do own subprime securities and CDO securities, both of which are backed by subprime loans.

The following table provides detail of the subprime and CDO securities on our consolidated balance sheet by vintage and rating at June 30, 2007.

Table 3 Subprime and CDO Securities

	Subprime			CDO
(In millions)	2005 and Prior	2006 and 2007	Total	2005 and Prior	2006 and 2007	Total
AAA	$5	$9	$14	$38	$43	$81
AA	99	55	154	27	3	30
A	121	28	149	33	15	48
BBB	36	84	120	37	39	76
Total investment-grade	261	176	437	135	100	235

CES and residuals	—	3	3	12	9	21

Total subprime and CDO securities	$261	$179	$440	$147	$109	$256

Our economic exposure to subprime and CDO securities is significantly less than the assets shown above, as $648 million of these securities were financed on a non-recourse basis through Acacia securitization entities and $48 million were financed with capital. Our economic exposure is limited to our $116 million equity investment in the Acacia securitization entities that financed those securities plus the $48 million of securities financed with capital, for a total economic exposure of $164 million.

Over time, our GAAP exposure and our economic exposure will be the same. If credit losses on securities owned by Acacia entities are in excess of our investment in those entities, those credit losses would be passed through to Acacia debt holders and our balance sheet liabilities would be reduced. Due to certain timing differences under GAAP however, there could be interim periods of time when our GAAP losses would be in excess of our economic investment. These timing differences arise from the fact that we are not permitted to adjust the carrying value of our Acacia liabilities until actual losses are passed through to debt holders, but we are required to mark to market quarterly all of the Acacia assets.

In April, the turbulence in the residential mortgage markets began to impact the CDO market. Many CDOs completed in the beginning of 2006 and those marketed in the first quarter of 2007 had a high concentration of securities backed by BBB and BBB- rated subprime securities from the 2006 vintage. The volume of CDO activity has slowed dramatically and CDO debt spreads, especially for securities rated below AAA, have widened significantly. The level of our new CDO activity will largely depend on market conditions and debt spreads. If today’s turbulent environment persists, it is unlikely that we would complete another CDO transaction this year. This will require us to look to other potential sources of financing, such as Redwood debt or capital, to fund acquisitions, or else slow the pace of our acquisitions.

During the very difficult market conditions of the second quarter, we successfully priced and closed two CDO ABS issuances, Acacia Option Arm 1 and Acacia 12, with equity returns that are expected to meet or exceed our internal hurdle rates. Relative to other real estate CDO issuance in the second quarter, our Acacia CDO ABS were priced at tighter spreads.

In the longer term, we believe our CDO business will likely benefit from recent market developments. We believe that our successful track record as a CDO manager and our willingness to invest in the equity of our CDO transactions gives us a competitive advantage. Additionally, we believe non-recourse warehouse facilities provided in the past by lenders during the two-to-six month ramp-up phase will no longer be available. Going forward, we believe these warehouse providers will require issuers, including Redwood, to assume more risk during the aggregation period. Consequently, the advantage will go to CDO managers, like Redwood, with strong balance sheets and the hedging expertise necessary to bear this risk. We believe the likely result for us will be decreased competition and increased margins in our CDO business.

Capital and Liquidity

At June 30, 2007, we had $83 million unrestricted cash. We also had $878 million principal value of unsecuritized prime residential loans and $168 million principal value of AAA-rated prime residential securities. Total short-term borrowings against these assets were $849 million. Since quarter end, we completed a securitization of residential loans through our Sequoia program. As a result of this and other activity, as of August 7, 2007, we had $231 million unrestricted cash. We also had $189 million principal value of unsecuritized prime residential loans and $330 million principal value of AAA-rated residential securities. We believe the current fair market values for these portfolios equal 95% to 100% of their principal value. As of August 7, 2007, total short-term borrowings against these assets were $472 million. On August 3, 2007, we sold for future settlement $39.5 million of the $330 million principal value of AAA-rated securities for a price of 99.43% of principal value for proceeds of $39.3 million. We also own other assets on an unencumbered basis, including CES, OREI, and retained assets from our Sequoia and Acacia securitizations.

At June 30, 2007, we had $158 million of excess capital, a decrease from the $182 million excess capital we had at December 31, 2006. We derive our excess capital figures by calculating the amount of cash we have available for investment if we fully leveraged our loans and securities in accordance with our internal risk-adjusted capital policies and deducted from the resulting cash balances an amount we believe is sufficient to fund operations, working capital, and to provide for certain potential liquidity risks. We include subordinated notes in our capital base calculations. In part as a result of a successful Sequoia securitization of prime residential whole loans, our excess capital as of August 7, 2007 increased to $200 million.

Uses of capital during the first half of 2007 included new asset acquisitions ($325 million) and dividends ($42 million). Sources of capital included asset sales ($61 million), principal payments ($109 million), subordinated debt issuance ($50 million), equity issuance ($61 million), earnings ($30 million), and other factors, including recycling of capital ($32 million).

At the beginning of 2007, we anticipated net capital absorption of $200 million to $400 million for the calendar year. At this point, the outlook for capital absorption is uncertain due to market turmoil. The amount of capital we deploy will depend on the level of and expected returns from possible acquisitions. Given our current acquisition plans, it is possible that we will finish the year at or below the lower end of that range. However, it is also possible that large and exceptional opportunities may develop during the remainder of the year. If that occurs, we may utilize our current excess capital and also elect to raise additional capital, through the issuance of long-term debt or equity, to take advantage of those opportunities. Alternatively, we may consider using our excess capital to repurchase shares if we believe it is in our best interests to do so.

Outlook

We believe the long-term outlook for our business has improved over the last few weeks and months. Pricing for asset acquisitions is becoming more attractive, loan quality is improving, property prices are becoming more realistic, and a number of our competitors are facing significant challenges or have gone out of business. Our competitive position has been further enhanced by our strong balance sheet, permanent capital, scale of operations, and product line diversity. We have been through several liquidity and credit cycles in the past. Each time we have emerged as a stronger company, and we believe we are well positioned to do so again this time around. Our current liquidity position and our balance sheet are strong, and we believe we are in a good position to acquire new higher quality assets at attractive prices as they become available in the currently distressed environment.

Over the next two or three years, we will likely experience delinquencies and credit losses that will increase materially on a percentage basis from the low levels we have experienced over the last few years. We believe we have established appropriate reserves for these increased losses. We expect most of our assets to produce healthy economic returns even with the increased losses that we now anticipate. We don’t know how long or how severe this credit down cycle will be, however, and our current expectations about the level of future losses could be overly optimistic. Furthermore, we have some assets that may experience greater than expected losses even in a more mild credit down cycle. As a result, we believe the most appropriate expectation over the next few years is that credit losses will escalate and possibly reduce the amount and likelihood of our special dividends.

In a severe case, taxable income alone may be insufficient to cover the payment of our regular dividend.

Results of Operations

Interest Income

Total interest income consists of interest earned on consolidated earning assets adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on real estate loans, real estate securities, other real estate investments, non-real estate investments, and cash.

Table 4 Interest Income and Yield

(Dollars in thousands)	Three Months Ended June 30,
	2007				2006
	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Real estate loans, net of provision for credit losses	$119,576	54.44%	$8,258,322	5.79%	$154,972	71.01%	$10,832,187	5.72%
Real estate securities	95,193	43.34%	3,669,629	10.38%	60,395	27.67%	2,502,926	9.65%
Other real estate investments	669	0.30%	44,061	6.07%	—	—	—	—
Non-real estate investments	464	0.21%	38,681	4.80%	—	—	—	—
Cash and cash equivalents	3,756	1.71%	290,869	5.17%	2,871	1.32%	246,597	4.66%
Total interest income	$219,658	100.00%	$12,301,562	7.14%	$218,238	100.00%	$13,581,710	6.43%

(Dollars in thousands)	Six Months Ended June 30,
	2007				2006
	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield

Real estate loans, net of provision for credit losses	$246,427	56.68%	$8,494,018	5.80%	$321,875	72.48%	$11,710,861	5.50%
Real estate securities	178,651	41.09%	3,468,680	10.30%	116,897	26.32%	2,445,031	9.56%
Other real estate investments	3,134	0.72%	40,634	15.43%	—	—	—	—
Non-real estate investments	464	0.11%	19,448	4.78%	—	—	—	—
Cash and cash equivalents	6,088	1.40%	268,779	4.53%	5,348	1.20%	245,306	4.36%
Total interest income	$434,764	100.00%	$12,291,559	7.07%	$444,120	100.00%	$14,401,198	6.17%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.

Table 5 Volume and Rate Changes for Interest Income

	Change in Interest Income Three Months Ended June 30, 2007 Versus June 30, 2006
(In thousands)	Volume	Rate	Total Change

Real estate loans, net of provisions for credit losses	$(36,823)	$1,427	$(35,396)
Real estate securities	28,152	6,646	34,798
Other real estate investments	669	—	669
Non-real estate investments	464	—	464
Cash and cash equivalents	515	370	885
Total interest income	$(7,023)	$8,443	$1,420

	Change in Interest Income Six Months Ended June 30, 2007 Versus June 30, 2006
(In thousands)	Volume	Rate	Total Change

Real estate loans, net of provisions for credit losses	$(88,415)	$12,967	$(75, 448)
Real estate securities	48,941	12,813	61,754
Other real estate investments	3,134	—	3,134
Non-real estate investments	464	—	464
Cash and cash equivalents	512	228	740
Total interest income	$(35,364)	$26,008	$(9,356)

Note: Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Below is a further breakdown and discussion of the year-over-year changes for real estate loans, real estate securities, other real estate investments, non-real estate securities and cash.

Interest Income - Real Estate Loans

The following tables provide detail on interest income earned on our residential and commercial real estate loan portfolios for the three and six months ended June 30, 2007 and 2006.

Table 6 Consolidated Real Estate Loans

(Dollars in thousands)						Three Months Ended June 30, 2007 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income

Residential loans	$132,546	$(10,889)	$(2,500)	$119,157	$8,232,476	6.44%	(0.65)%	5.79%
Commercial loans	393	26	—	419	25,846	6.08%	0.40%	6.48%
Total loans	$132,939	$(10,863)	$(2,500)	$119,576	$8,258,322	6.44%	(0.65)%	5.79%

(Dollars in thousands)			Reversal			Three Months Ended June 30, 2006 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	of Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income

Residential loans	$163,726	$(12,072)	$2,541	$154,195	$10,789,275	6.07%	(0.35)%	5.72%
Commercial loans	786	26	(35)	777	42,912	7.33%	(0.07)%	7.24%
Total loans	$164,512	$(12,046)	$2,506	$154,972	$10,832,187	6.07%	(0.35)%	5.72%

(Dollars in thousands)						Six Months Ended June 30, 2007 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income

Residential loans	$274,898	$(22,615)	$(3,981)	$248,302	$8,467,008	6.49%	(0.63)%	5.86%
Commercial loans	426	47	(2,348)	(1,875)	27,010	3.15%	(17.04)%	(13.89)%
Total loans	$275,324	$(22,568)	$(6,329)	$246,427	$8,494,018	6.48%	(0.68)%	5.80%
(Dollars in thousands)			Reversal			Six Months Ended June 30, 2006 Yield as a Result of
	Interest Income	Net (Premium) Discount Amortization	of Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income

Residential loans	$341,608	$(24,148)	$2,365	$319,825	$11,661,054	5.86%	(0.37)%	5.49%
Commercial loans	1,966	119	(35)	2,050	49,807	7.89%	0.34%	8.23%
Total loans	$343,574	$(24,029)	$2,330	$321,875	$11,710,861	5.87%	(0.37)%	5.50%

Residential Real Estate Loans

Interest income on residential real estate loans decreased to $119 million and $248 million for the three and six months ended June 30, 2007, respectively, from $154 million and $320 million for the three and six months ended June 30, 2006, respectively. This was primarily a result of lower average balances of residential real estate loans. We continue to experience high prepayments (but at a reduced rate compared to 2006) within our existing portfolio of LIBOR-indexed ARMs and had a relatively low level of new loan acquisitions. This decline in balances was only partially offset by increased yields due to increases in the short-term interest rates to which most of the residential real estate loans are indexed.

Our residential real estate loan balance was $8.4 billion at June 30, 2007 and $9.3 billion at December 31, 2006. Of the $8.4 billion residential loan balance at June 30, 2007, 71% were one- and six-month LIBOR adjustable-rate residential loans (LIBOR ARMs). The flat yield curve, which has been flattening since 2005, has led to fast prepayments on existing LIBOR ARMs and caused origination volume of new LIBOR ARMs to significantly decline. The average constant prepayment rate (CPR) for our LIBOR ARMs was 42% in the six months ended June 30, 2007 and was 46% for all of 2006.

Loan premium amortization expense was $11 million and $23 million for the three and six months ended June 30, 2007, respectively, and $12 million and $24 million for the three months and six months ended June 30, 2006 respectively. On a percentage basis, loan premium amortization expense for our LIBOR ARMs continues to lag the decrease in our LIBOR ARM residential loan balance. The reason for this anomaly relates to the loan premium amortization method we use for loans acquired prior to July 2004, which represented 43% of the loan balance at June 30, 2007. For these loans, the premium amortization rate is somewhat influenced by prepayments, but is more significantly influenced by short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization potentially accelerates in a material way. See the Potential for GAAP Earnings Volatility discussion later in this document. For the remainder of the loans (those acquired after July 2004), we use a different accounting method for premium amortization, and as a result, the percentage of amortization is more closely correlated to prepayment rates regardless of changes in short-term interest rates.

During the second quarter of 2007, our provision for credit losses for residential loans was $2.5 million. On a percentage basis, our credit reserve decreased slightly to 0.20% of the residential loan balance at June 30, 2007 from 0.22% at December 31, 2006. This decrease in the reserve percentage correlates to a decline in residential loan serious delinquencies which decreased from 0.71% of the current loan balance at December 31, 2006 to 0.67% at June 30, 2007.  Delinquencies as a percentage of original balance decreased from 0.21% at December 31, 2006 to 0.20% at June 30, 2007. The percentages shown above for June 30, 2007 exclude $13 million (of principal) delinquencies on loans that were transferred during the quarter from the held for investment to held-for-sale. The transferred loans are carried at the lower of cost or fair market value on a loan-by-loan basis. In connection with this transfer the credit reserve was reduced by $4 million. There were no held-for-sale residential loans at December 31, 2006.

Commercial Real Estate Loans

Interest income on commercial real estate loans decreased by $4 million for the six months ended June 30, 2007 from the same period last year. The majority of the reduction related to fully reserving for an anticipated loss on a mezzanine commercial loan financing a condominium-conversion project during the first quarter of 2007. Cost over-runs and changing market conditions make it probable that we will not collect any outstanding principal or accrued interest upon completion of the project. The total charge for this loan was $3 million, of which $2 million related to principal and $1 million to accrued interest.

Interest Income - Real Estate Securities

The tables below present the income and yields of the components of our real estate securities for the three and six months ended June 30, 2007 and 2006.

Table 7 Real Estate Securities — Interest Income and Yield

(Dollars in thousands)

					Yield as a Result of
Three Months Ended June 30, 2007	Interest Income	Discount Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income

Investment-grade securities
Residential	$33,612	$2,449	$36,061	$2,119,280	6.34%	0.46%	6.80%
Commercial	1,758	69	1,827	118,231	5.95%	0.23%	6.18%
CDO	4,575	66	4,641	262,005	6.98%	0.10%	7.08%
Total investment-grade securities	39,945	2,584	42,529	2,499,516	6.39%	0.41%	6.80%

Credit enhancement securities
Residential	19,820	21,065	40,885	695,709	11.40%	12.11%	23.51%
Commercial	10,919	200	11,119	456,039	9.58%	0.17%	9.75%
CDO	660	—	660	18,365	14.38%	—	14.38%
Total credit enhancement securities	31,399	21,265	52,664	1,170,113	10.73%	7.27%	18.00%

Total real estate securities	$71,344	$23,849	$95,193	$3,669,629	7.78%	2.60%	10.38%

					Yield as a Result of
Three Months Ended June 30, 2006	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income

Investment-grade securities
Residential	$20,543	$1,744	$22,287	$1,358,453	6.06%	0. 51%	6.57%
Commercial	2,077	56	2,133	132,154	6.29%	0.17%	6.46%
CDO	2,092	7	2,099	171,687	4.87%	0.02%	4.89%
Total investment-grade securities	24,712	1,807	26,519	1,662,294	5.95%	0.43%	6.38%

Credit enhancement securities
Residential	16,375	11,684	28,059	573,253	11.43%	8.15%	19.58%
Commercial	5,838	(257)	5,581	253,429	9.21%	(0.40)%	8.81%
CDO	236	—	236	13,950	6.77%	—	6.77%
Total credit enhancement securities	22,449	11,427	33,876	840,632	10.68%	5.44%	16.12%

Total real estate securities	$47, 161	$13,234	$60,395	$2,502,926	7.54%	2.11%	9.65%

					Yield as a Result of
Six Months Ended June 30, 2007	Interest Income	Discount Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income

Investment-grade securities
Residential	$61,711	$3,770	$65,481	$1,958,101	6.30%	0.39%	6.69%
Commercial	3,565	136	3,701	120,154	5.93%	0.23%	6.16%
CDO	8,441	62	8,503	246,431	6.85%	0.05%	6.90%
Total investment-grade securities	73,717	3,968	77,685	2,324,686	6.34%	0.34%	6.68%

Credit enhancement securities
Residential	38,592	39,957	78,549	684,474	11.28%	11.67%	22.95%
Commercial	21,068	191	21,259	441,163	9.55%	0.09%	9.64%
CDO	1,158	—	1,158	18,357	12.62%	—	12.62%
Total credit enhancement securities	60,818	40,148	100,966	1,143,994	10.63%	7.02%	17.65%

Total real estate securities	$134,535	$44,116	$178,651	$3,468,680	7.76%	2.54%	10.30%

					Yield as a Result of
Six Months Ended June 30, 2006	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income

Investment-grade securities
Residential	$39,317	$3,150	$42,467	$1,329,514	5.92%	0.47%	6.39%
Commercial	4,952	61	5,013	156,852	6.31%	0.08%	6.39%
CDO	4,575	15	4,590	164,629	5.56%	0.02%	5.58%
Total investment-grade securities	48,844	3,226	52,070	1,650,995	5.92%	0.39%	6.31%

Credit enhancement securities
Residential	30,228	24,075	54,303	545,107	11.09%	8.83%	19.92%
Commercial	10,670	(821)	9,849	234,599	9.10%	(0.70)%	8.40%
CDO	675	—	675	14,330	9.42%	—	9.42%
Total credit enhancement securities	41,573	23,254	64,827	794,036	10.47%	5.86%	16.33%

Total real estate securities	$90,417	$26,480	$116,897	$2,445,031	7.40%	2.16%	9.56%

Investment-Grade Securities

Interest income from IGS increased to $43 million in the three months ended June 30, 2007 as compared to $27 million for the three months ended June 30, 2006, due primarily to portfolio growth and an increase in yields. The year on year changes for the six month periods follow the same trend. The majority of the IGS acquired over the past year were residential, in part because comparably rated commercial securities traded at relatively higher prices and lower yields. The increase in yield is generally reflective of the strong credit and favorable prepayment performance on our investment-grade securities.

Residential Credit-Enhancement Securities

We acquire many first-loss securities at 25% to 35% of their principal value and other, more senior, credit-enhancement securities at 50% to 100% of their principal value. Many of these securities are priced at a substantial discount to their principal value since future credit losses could reduce or eliminate the principal value of these securities. Our yields on these investments depend on how much principal and interest we eventually collect and how quickly we receive those payments. The faster we collect principal and the longer it takes to realize credit losses, the better it is for our investment returns.

Interest income from our residential CES was $41 million for the three months ended June 30, 2007, a $13 million increase over the same period in 2006. This increase is the result of higher yields (24% for the second quarter of 2007 vs. 20% for the second quarter of 2006) and a 21% higher average balance. Higher yields resulted from the strong credit performance and faster than anticipated prepayment rates on adjustable rate mortgages (ARMs). ARMs represented 60% of our residential CES portfolio at June 30, 2007, and average actual prepayment rates were in excess of 46% in the second quarter of 2007 compared to our initial expectations (at the time of acquisition) of 20% to 25%. Portfolio growth reflected our ability to find new assets at a pace in excess of our sales, calls, and principal payments.

We own residential real estate securities that are backed by option ARMs, which give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARMs securities depends on our expectation of collectibility. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. In both the second quarter of 2007 and 2006, we recognized $1 million of neg am interest on securities rated BB and higher. During these time periods, we deferred recognition of neg am interest of $1.0 million and $0.9 million, respectively, on our unrated and B-rated securities. For these securities we do not currently expect to collect the neg am interest and will recognize this deferred interest if cash is received. Our cumulative deferred neg am interest is $7.0 million at June 30, 2007. We will continue to monitor and assess these assumptions.

Commercial Credit-Enhancement Securities

Interest income from our commercial CES was $11 million for the second quarter of 2007, a $6 million increase over the same period in 2006. This increase is primarily the result of a higher average balances. Interest income for the six months ended June 30, 2007 was a $11 million increase over the same period in 2006 for similar reasons.

The average yield earned on our commercial CES portfolio for the second quarter of 2007 was 9.75%. The yield was low relative to our other CES due to our credit loss assumptions. Similar to residential, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. As a result, it will take several years to further observe credit performance and re-assess our loss assumptions. A decrease in loss assumptions would result in higher yields (an increase in discount amortization) while increased loss assumptions would lead to lower yields or impairments.

Interest Income - Other Real Estate Investments

The table below presents the interest income, average balances, and yield on our other real estate investments for the three and six months ended June 30, 2007. We did not hold other real estate investments for the three and six months ended June 30, 2006.

Table 8 Other Real Estate Investments - Interest Income and Yield

(In thousands)	Interest Income	Average Balance	Yield as a Result of Interest Income

Three months ended June 30, 2007	$669	$44,061	6.07%

Six months ended June 30, 2007	$3,134	$40,634	15.43%

Other real estate assets consist of residential IOs, NIMs, and residuals. In prior periods, these assets were included in real estate securities. The majority of the interest income was from residuals we purchased in the first half of 2007. Since we account for these assets as trading assets, the yield on other real estate investments should be considered in conjunction with the market valuation adjustments recognized through the income statement on these assets during the first half of 2007, as discussed further later in this document.

Interest Income - Cash and Cash Equivalents

Interest income from cash and cash equivalents was $4 million and $3 million for the three months ended June 30, 2007 and 2006, respectively and $6 million and $5 million for the six months ended June 30, 2007, respectively. Average cash balances and yields were marginally higher for 2007 as compared to the periods for 2006.

Interest Expense

Interest expense consists of interest payments on consolidated ABS issued from sponsored securitization entities, Redwood debt, and subordinated notes.

The table below presents our interest expense and balances for these components for the three and six months ended June 30, 2007 and 2006.

Table 9 Total Interest Expense

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006

Interest expense on consolidated ABS issued	$140,541	$171,697
Interest expense on Redwood debt	22,700	1,822
Interest expense on subordinated notes	2,516	—
Total interest expense on total obligations	$165,757	$173,519

Average balance of ABS issued	$9,946,274	$12,969,801
Average balance of Redwood debt	1,515,988	85,616
Average balance of subordinated notes	117,934	—
Average total obligations	$11,580,196	$13,055,417

Cost of funds of ABS issued	5.65%	5.30%
Cost of funds of Redwood debt	5.99%	8.51%
Cost of funds of subordinated notes	8.53%	—
Total cost of funds of obligations	5.73%	5.32%

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Interest expense on consolidated ABS issued	$275,487	$350,280
Interest expense on Redwood debt	53,794	3,894
Interest expense on subordinated notes	4,572	—
Total interest expense on total obligations	$333,853	$354,174

Average balance of ABS issued	$9,646,104	$13,811,790
Average balance of Redwood debt	1,850,144	111,256
Average balance of subordinated notes	107,531	—
Average total obligations	$11,603,779	$13,923,046

Cost of funds of ABS issued	5.71%	5.07%
Cost of funds of Redwood debt	5.82%	7.00%
Cost of funds of subordinated notes	8.50%	—
Total cost of funds of obligations	5.75%	5.09%

Total consolidated interest expense decreased to $166 million in the second quarter of 2007 from $174 million in the second quarter of 2006. The primary reason relates to a decline in interest expense on ABS issued, which was partially offset by higher interest on Redwood debt and subordinated debt.

Interest expense on consolidated ABS decreased by $31 million in the second quarter of 2007 from $172 million in the second quarter of 2006. The reduction in consolidated ABS interest expense was caused by a significant decline in the average balance of outstanding consolidated ABS issued (23%) as a result of rapid prepayments of the loans within these securitization entities. Offsetting some of the decline in balances was the higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-months LIBOR. These factors are illustrated in the volume and rate change table below.

The increase in Redwood debt interest expense of $21 million in the second quarter of 2007 compared to the same period last year was the result of increased use of Redwood debt to fund loans and securities. The average balance of our outstanding Redwood debt during the first half of 2007 increased by $1.7 billion over the same period last year. Of this increase, $1.1 billion represented financing for the acquisition of residential real estate loans (in part, from calling our older Sequoia loan securitizations) and $0.6 billion related to the financing for the acquisition of real estate securities.

Our subordinated notes (issued December 2006 and May 2007) accrue interest expense at three month LIBOR plus 225 basis points (2.25%). The cost of funds on these notes includes the amortization of deal costs.

Total consolidated interest expense decreased to $334 million in the first six months of 2007 from $354 million in the first six months of 2006 for the same reasons as previously discussed for the second quarter of 2007. Interest expense on consolidated ABS decreased by $75 million in the first six months of 2007 as compared to the first six months of 2006. This decline was partially offset by a $50 million increase in interest expense on Redwood debt. There was also a $5 million increase for interest expense on subordinated notes.

The table below illustrates the factors for the reduction in consolidated ABS interest expense.

Table 10 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Three Months Ended June 30, 2007 vs. June 30, 2006
(In thousands)	Volume	Rate	Total Change

Interest expense on ABS	$(40,026)	$8,870	$(31,156)
Interest expense on Redwood debt	30,440	(9,562)	20,878
Interest expense on subordinated notes	2,516	—	2,516
Total interest expense on total obligations	$(7,070)	$(692)	$(7,762)

	Change in Interest Expense Six Months Ended June 30, 2007 vs. June 30, 2006
(In thousands)	Volume	Rate	Total Change

Interest expense on ABS	$(105,646)	$30,853	$(74,793)
Interest expense on Redwood debt	60,862	(10,962)	49,900
Interest expense on subordinated notes	4,572	—	4,572
Total interest expense on total obligations	$(40,212)	$19,891	$(20,321)

Note: Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for the three and six months ended June 30, 2007 and 2006. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only (IO) securities.

Table 11 Cost of Funds of Asset-Backed Securities Issued

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006

ABS issued interest expense	$140,512	$171,659
ABS issued issuance expense amortization	5,681	6,079
Net ABS issued interest rate agreement income	(3,358)	(3,678)
Net ABS issued issuance premium income amortization	(2,294)	(2,363)
Total ABS issued interest expense	$140,541	$171,697

Average balance of ABS issued	$9,946,274	$12,969,801

ABS issued interest expense	5.65%	5.29%
ABS issued issuance expense amortization	0.23%	0.19%
Net ABS issued interest rate agreement income	(0.14)%	(0.11)%
Net ABS issued issuance premium income amortization	(0.09)%	(0.07)%
Cost of funds of ABS issued	5.65%	5.30%

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

ABS issued interest expense	$271,905	$349,841
ABS issued issuance expense amortization	12,749	11,986
Net ABS issued interest rate agreement income	(5,004)	(6,658)
Net ABS issued issuance premium income amortization on ABS issue	(4,163)	(4,889)
Total ABS issued interest expense	$275,487	$350,280

Average balance of ABS issued	$9,646,104	$13,811,790

ABS issued interest expense	5.64%	5.07%
ABS issued issuance expense amortization	0.26%	0.17%
Net ABS issued interest rate agreement income	(0.10)%	(0.10)%
Net ABS issued issuance premium income amortization	(0.09)%	(0.07)%
Cost of funds of ABS issued	5.71%	5.07%

Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2007 and 2006 are presented in the table below.

Table 12 Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Fixed compensation expense	$4,286	$3,311	$8,902	$6,746
Variable compensation expense	198	1,900	2,449	3,414
Equity compensation expense	3,540	2,991	6,888	5,686
Severance expense	—	—	2,380	—
Total compensation expense	8,024	8,202	20,619	15,846
Systems	2,163	2,130	3,819	3,556
Due diligence	78	2,687	785	3,119
Office costs	1,265	1,156	2,445	2,191
Accounting and legal	284	944	1,139	2,277
Other operating expenses	958	918	1,747	1,630
Total operating expenses	$12,772	$16,037	$30,554	$28,619

Fixed compensation expense includes employee salaries and related employee benefits. Variable compensation expense includes employee bonuses which are based on the annual projected adjusted return on equity earned by Redwood and individual performance. Equity compensation expense primarily includes the expense of equity awards granted to employees and directors.

Due diligence expenses are costs for services related to re-underwriting and analyzing the loans we acquire or the loans we credit-enhance through the purchase of securities. These costs fluctuate from period to period as a function of the level and type of asset acquisitions.

Total operating expenses of $12.8 million for the three months ended June 30, 2007 decreased by $3.3 million as compared to the same period in 2006. This was primarily due to reduced due diligence expenses as a result of lower commercial CES acquisition activity. Overall, compensation expense for comparable three month periods was relatively flat as the increase in fixed compensation due to high staffing levels in 2007 (from 87 employees at June 30, 2006 to 104 employees at June 30, 2007) and higher equity compensation was offset by lower variable compensation related to a decrease in projected bonuses for 2007 compared to 2006. Accounting and legal expenses for the three and six months ended June 30, 2007, respectively, decreased due to a reduction in accrued independent accountant fees.

Total operating expenses of $30.6 million for the six months ended June 30, 2007 increased by $1.9 million as compared to the same periods in 2006. This primarily represents an increase in compensation expense which was partially offset by reduced due diligence expenses from lower commercial CES acquisition activity. Compensation expense for the six months ended June 30, 2007 includes severance charges recorded in the first quarter of 2007 as part of a re-alignment of our commercial operations.

Realized Gains on Sales and Calls

Total realized gains on sales and calls were lower for the three and six months ended June 30, 2007 compared to the same period for 2006. The primary reason for the decrease was lower gains on the sale of securities and interest rate agreements. The number of calls of Acacia CDOs in the first six months of 2007 was comparable to 2006. The gains on the sale of securities were higher due to more favorable market conditions in the 2006 periods. At the time of call and resulting payoff of the Acacia ABS issued, the interest rate agreements hedging the ABS were sold.

The table below provides detail of the net realized gains on sales and calls for the three and six months ended June 30, 2007 and 2006.

Table 13 Realized Gains on Sales and Calls, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Realized gains (losses) on sales of:
Real estate loans	$(34)	$(14)	$(34)	$(14)
Real estate securities	1,462	2,041	678	3,103
Interest rate agreements	—	6,214	1,087	6,214
Gains on sales	1,428	8,241	1,731	9,303

Gains on calls of residential CES	1,310	747	2,153	747

Total realized gains on sales and calls	$2,738	$8,988	$3,884	$10,050

Market Valuation Adjustments

Valuation adjustments reflect those changes in fair market values of assets that we recognize through our income statement. These include changes in the fair market value of our trading instruments (other real estate investments, non-real estate investments, credit default swaps, and certain interest rate agreements), the write-downs of assets that are impaired under the provisions of EITF 99-20, and the change in the value of our commitments.

The table below provides the components of valuation adjustments for the three and six months ended June 30, 2007 and 2006. Other than certain interest rate agreements, we did not have any assets accounted for as trading securities in 2006.

Table 14 Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Changes in fair market value of trading instruments
Other real estate investments
Residuals	$(5,296)	$—	$(10,860)	$—
NIMs	(1,142)	—	(1,297)	—
IOs	192	—	571	—
Total other real estate investments	(6,246)	—	(11,586)	—

Derivative financial instruments
Credit default swaps	(1,379)	—	(3,905)	—
Interest rate agreements	1,740	2,948	893	3,244
Total derivative financial instruments	361	2,948	(3,012)	3,244

Total change in fair market value of trading instruments	(5,885)	2,948	(14,598)	3,244

Write-downs to fair market value under EITF 99-20	(19,236)	(2,307)	(21,623)	(5,535)
Other write-downs on AFS securities	(2,427)	—	(2,427)	—
Change in value of purchase commitments	(1,882)	(3,636)	(1,046)	(3,636)
Total market value adjustments	$(29,430)	$(2,995)	$(39,694)	$(5,927)

Our portfolio of other real estate investments (OREI) accounted for as trading securities was $34 million at June 30, 2007. We did not hold other real estate investments accounted for as trading securities at December 31, 2006. Due to the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs and residuals) that contain embedded derivatives as trading instruments. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS). The fair market value of these OREI together with our investments in credit default swaps declined during the second quarter as spreads widened considerably as a result of the dislocation of the residential mortgage-backed securities market. We did not own any OREI or credit default swaps at December 31, 2006.

Impairments for accounting purposes on our real estate securities are generally caused by an adverse change in projected cash flows in conjunction with a decrease in the fair market value. We recorded $19.2 million of impairment on AFS securities in the second quarter of 2007 as we believed that, in addition to the fair market value decrease due to the spread widening described above, the actual future cash flows on those securities were impaired. We recorded an additional $2.4 million of write-downs for AFS securities in an unrealized loss position as we did not have the intent to hold the securities for a long enough future time period to recover these losses.

The fair market value changes of those interest rate agreements accounted for as trading increased by $0.4 million during the second quarter of 2007. All changes in fair market value, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks, and the changes in the fair market value of the hedged asset or liability are not included in the valuation adjustment. Consequently, our use of interest rate agreements accounted for as trading instruments, could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

Changes in fair market values of our loan purchase commitments are also reflected through our income statement (negative $1.9 million during the second quarter of 2007). We commit to purchase certain loans and generally do not take possession of the loans for up to a month. During that time, the value of the loan may change from our commitment purchase price and the resulting change in value is recognized through our income statement.

Other Comprehensive Income (Loss)

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

As a result of the spread widening on real estate securities that occurred during the first half of 2007, the fair market value adjustments on AFS assets decreased by $95 million and $188 million for the three and six months ended June 30, 2007, respectively. This decrease was partially offset by an increase in value of our derivatives financial instruments of $19 million and $13 million for the three and six months ended June 30, 2007.

The table below provides the change during the three months ended June 30, 2007 and cumulative balances of unrealized gains and losses and carrying value by type of real estate securities and by IGS and CES at June 30, 207, March 31, 2007, and December 31, 2006.

Table 15 Other Comprehensive Income (Loss) - Real Estate Securities

	Cumulative Unrealized Gain (Loss)			Change in Unrealized Gain (Loss)		Carrying Value
(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	Three Month Change June 30, 2007	Six Month Change June 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006

Investment-Grade Securities
Residential	$(81,571)	$(49,027)	$5,025	$(32,544)	$(86,596)	$2,162,946	$2,025,850	$1,697,250
Commercial	(6,884)	(2,071)	111	(4,813)	(6,995)	111,144	116,494	119,613
CDO	(21,152)	(7,985)	2,174	(13,167)	(23,326)	234,633	254,307	224,349
Total IGS	(109,607)	(59,083)	7,310	(50,524)	(116,917)	2,508,723	2,396,651	2,041,212

Credit-Enhancement Securities
Residential	32,806	44,263	58,015	(11,457)	(25,209)	744,975	752,277	721,531
Commercial	(23,955)	9,063	21,081	(33,018)	(45,036)	450,941	435,382	448,060
CDO	(293)	(575)	122	282	(415)	21,133	16,152	21,964
Total CES	8,558	52,751	79,218	(44,193)	(70,660)	1,217,049	1,203,811	1,191,555

Total real estate securities	(101,049)	(6,332)	$86,528	$(94,717)	$(187,577)	$3,725,772	$3,600,462	$3,232,767

Tax effect of unrealized losses				30	92

Total other comprehensive income real estate securities				$(94,687)	$(187,485)

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at our REIT to stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we choose to retain and on the income we earn at our taxable subsidiaries.

Our income tax provision in the first half of 2007 was $5 million, a decrease from the $6 million income tax provision recorded for the same period in 2006, primarily due to a decline in net income.

Taxable Income and Dividends

In the first half of 2007, we earned an estimated $86 million of total taxable income, or $3.14 per share outstanding. Of this amount, $80 million was earned at the REIT and $6 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP; it is the pre-tax income calculated for tax purposes. REIT taxable income is that portion of our taxable income that we earn at Redwood Trust and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders.

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

The table below reconciles GAAP income to total taxable income for the three and six months ended June 30, 2007 and 2006.

Table 16 Differences Between GAAP Net Income and Total Taxable Income

(In thousands, except per share data)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

GAAP net income	$11,416	$31,410
Difference in taxable income calculations
Amortization and credit losses	10,298	12,779
Operating expense differences	(2,921)	(288)
Realized gains on calls and sales	(4,735)	(699)
Unrealized market valuation adjustments	30,576	2,305
Income tax provisions	1,662	3,265
Total differences in GAAP/tax income	34,880	17,362
Taxable income	$46,296	$48,772

Shares used for taxable EPS calculations	27,816	25,668
Total taxable income per share	$1.66	$1.91

(In thousands, except per share data)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

GAAP net income	$29,725	$59,425
Difference in taxable income calculations
Amortization and credit losses (net interest income)	20,715	17,718
Operating expense differences	(4,634)	1,316
Realized gains on calls and sales	(2,635)	(1,312)
Unrealized market valuation adjustments	39,694	5,531
Income tax provisions	3,462	2,562
Total differences in GAAP/tax income	56,602	25,815
Taxable income	$86,327	$85,240

Shares used for taxable EPS calculations	27,816	25,668
Total taxable income per share	$3.14	$3.35

Our taxable income estimates are based on a number of assumptions regarding future events. To the extent such events do not occur, or others occur which we have not anticipated, our quarterly estimates could change and could be significantly different quarter over quarter. See the discussion in Potential Tax Income Volatility below.

Our board of directors declared regular dividends of $0.75 per share for the first and second quarters of 2007. In 2007, as in the past few years, we intend to permanently retain 10% of our taxable REIT income and defer the distribution of a portion of our taxable REIT income to shareholders in the subsequent year. At June 30, 2007, there was $80 million ($2.86 per share) of estimated 2006 and 2007 undistributed REIT taxable income that we plan to distribute to our shareholders during the remainder of 2007 and the first three quarters of 2008.

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

Loan Premium

Our unamortized loan premium on our consolidated residential real estate loans at June 30, 2007 was $102 million. This will be expensed over the remaining life of these loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $23 million and $24 million in the first six months of 2007 and 2006, respectively. Declines in short-term interest rates could cause a significant increase in required amortization in subsequent periods.

In addition, premium amortization expense acceleration could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans are currently in excess of their fair market value. This reclassification could occur as the various underlying pools of loans become callable and we decide to sell these loans, or it could occur if there is a change in accounting principles (for example, if we adopt Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial assets of FASB Statement No. 115 and elect to account for our loans as fair value instruments.)

Real Estate Securities

Currently, all of our IGS and CES are classified as AFS and are carried on our balance sheets at their estimated fair market value. Cumulative unrealized fair market value gains and losses are reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity. However, adverse changes to projected cash flows related to poor credit performance, adverse changes to prepayment speeds, or our decision to sell assets could create an other-than-temporary impairment for accounting purposes and could cause fair market value losses to be reported through our income statement.

At June 30, 2007, we owned $3.7 billion of securities. Of these, $440 million were backed by subprime loans ($3 million of CES and $437 million of IGS) and $1.3 billion were backed by option ARMs ($239 million of prime CES, $356 million of prime IGS, $163 million of alt-a CES, and $594 million alt-a IGS). In the event future credit performance of these securities is worse than our current projections, we would be required to report losses through our income statement. See the Financial Condition discussion later in this document for further detail on these securities.

Other Real Estate Investments

Due to the implementation of a new accounting standard (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs and residuals) that contain embedded derivatives as trading instruments within the portfolio other real estate investments. IOs, NIMs, and residuals typically contain embedded derivatives that require bifurcation and separate valuation through the income statement under FAS 155. We have elected to treat these investments as trading securities rather than bifurcate the embedded derivative component. Trading securities are required to be reported on our consolidated balance sheet at their estimated fair market values with changes in fair market values reported through our consolidated statements of income (through market valuation adjustments). Using FAS 155 in this manner will increase GAAP earnings volatility going forward. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS).

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

We could experience significant earnings volatility from our use of derivatives. This could occur, for example, when the recognition in changes in the fair market value of the derivatives are reported through our income statement but changes in the fair market value in the hedged asset or liability are not recognized in a similar manner. Earnings volatility could also occur as we expand our use of derivatives (including acquiring derivatives as investments and not just as hedging instruments).

Potential Tax Income Volatility

Taxable income may vary from quarter to quarter based on many reasons, three of which are discussed below.

CES and Loans

To determine taxable income we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual losses. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and thus only accrete a portion of the CES discount into income. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At June 30, 2007, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $115 million. In addition, as of June 30, 2007, we had a credit reserve of $19 million for GAAP on our residential and commercial loans, and none for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Sequoia Interest-Only Certificates (IOs)

As a result of rapid prepayments, we are experiencing negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they otherwise would have been based on the economic returns. As a result, our current tax bases on these IOs are higher than the fair market values by approximately $49 million. We expect to call most Sequoia securitization entities over the next two years, at which time the remaining IO tax basis will be written off and a capital loss for tax created. Capital losses do not reduce ordinary income (or our requirement to distribute ordinary income as dividends). Capital losses do offset capital gains realized from sales or calls of assets, and thus will reduce future distributions of these capital gains. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

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

Residential Real Estate Loans

We acquire high-quality residential real estate loans on a bulk or flow basis from originators. Prior to 2006, these loan purchases were predominately comprised of short reset LIBOR indexed ARMs (LIBOR ARMs). Since then, we have expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed rate coupon for a period of two to ten years before becoming adjustable). All of the $675 million of acquisitions during the second quarter of 2007 and the $1 billion for the six months ended June 30, 2007 were hybrid loans.

The following table provides details of the activity with respect to our residential real estate loans for the three and six months ended June 30, 2007.

Table 17 Residential Real Estate Loans - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$8,680,487	$9,323,935
Acquisitions	674,932	1,090,215
Sale proceeds	(2,191)	(2,191)
Principal repayments	(983,557)	(2,025,618)
Transfers to REO	(4,635)	(8,098)
Premium amortization	(10,889)	(22,615)
Provision for credit losses	(2,500)	(3,981)
Balance at end of period	$8,351,647	$8,351,647

Our residential real estate loan balance declined to $8.4 billion at June 30, 2007 from $8.7 billion at March 31, 2007 and $9.3 billion at December 31, 2006. Of the balance at June 30, 2007, 71% of the loans were one- and six-month LIBOR ARMs. The flattening of the yield curve since 2005 has continued to result in fast prepayments on existing LIBOR ARMs and has caused origination levels of new LIBOR ARMs to decline significantly. The average constant prepayment rate (CPR) for our LIBOR ARMs continues to be at relatively high levels of 43% and 42% for the three months and six months ended June 30, 2007, respectively. In a flat yield curve environment, hybrid or fixed-rate loans are a more attractive loan alternative to a borrower.

Our June 30, 2007 residential loan balance of $8.4 billion included $7.5 billion loans funded via securitization and $0.9 billion loans financed with equity and Redwood debt. We will either securitize loans through our Sequoia program, sell loans to third parties, or continue to hold loans funded with Redwood debt to earn an interest spread. Our funding decision depends on a number of factors, including our level of excess cash, the cost and availability of securitization financing, and the availability of attractive alternative investment opportunities.

Residential Credit-Enhancement Securities

The largest part of our business in terms of capital employed is investing in residential CES. These credit-enhancement securities have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that come from taking on concentrated credit risks.

Our residential CES portfolio had a fair market value of $745 million at June 30, 2007 and $722 million at December 31, 2006, reflecting an annualized growth rate of 6% during the first half of 2007. As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. At June 30, 2007, the difference between the principal value ($1.3 billion) and carrying value ($745 million) - which equals fair market value of these residential loan CES - was $546 million. Of this difference, $453 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $126 million represented a purchase discount we are accreting into income over time, and $33 million represented net unrealized mark-to-market gains. Amortized cost (principal value less internal credit reserve less amortized discount) increased $48 million from $664 million at December 31, 2006 to $712 million at June 30, 2007. Net unrealized mark-to-market gains fell by $25 million from $58 million at December 31, 2006 to $33 million at June 30, 2007.

The following table provides detail of the activity with respect to our residential CES for the three and six months ended June 30, 2007.

Table 18 Residential CES - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$752,277	$721,531
Acquisitions	39,381	113,106
Sale proceeds	(3,292)	(8,506)
Gains (losses) recognized on sales, net	(135)	252
Principal repayments (including calls)	(43,556)	(79,228)
Gains recognized on calls, net	1,142	1,875
Discount amortization	21,065	39,957
Transfer to other portfolios	—	(4,480)
Change in fair market value adjustments, net	(21,907)	(39,532)
Balance at end of period	$744,975	$744,975

The $113 million residential CES acquired in the first half of 2007 were comprised of $58 million prime securities, $51 million alt-a securities, and $4 million subprime securities.

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

The following table details our residential CES portfolios by the underlying loan type (prime, alt-a, subprime) and by current credit rating at June 30, 2007 and December 31, 2006.

Table 19 Residential CES - Credit Rating and Collateral Type

June 30, 2007	Rating
(In millions)	BB	B		Unrated		Total

Prime	$318	$	$ 131	$	$ 121	$	$ 570
Alt-a	103		34		35		172
Subprime	3		—		—		3
Total residential CES	$424		$165		$156		$745

December 31, 2006	Rating
	BB	B	Unrated	Total

Prime	$307	$119	$129	$555
Alt-a	94	23	40	157
Subprime	7	—	3	10
Total residential CES	$408	$142	$172	$722

The following table details our residential CES portfolios by the product type and collateral vintage at June 30, 2007.

Table 20 Residential CES - Product and Vintage

June 30, 2007	Vintage
(In millions)	2004 & Earlier	2005	2006	2007	Total

Prime
Option ARM	$64	$109	$48	$18	$239
ARM	39	5	—	—	44
Hybrid	91	36	73	20	220
Fixed	36	17	8	6	67
Total prime	230	167	129	44	570
Alt-a
Option ARM	33	22	64	43	162
ARM	1	—	—	—	1
Hybrid	6	—	1	—	7
Fixed	1	—	—	1	2
Total Alt-a	41	22	65	44	172
Subprime
Hybrid	—	—	—	—	—
Fixed	—	—	1	2	3
Total subprime	—	—	1	2	3
Total residential CES	$271	$189	$195	$90	$745

The loans underlying all of our residential CES totaled $220 billion at June 30, 2007, and consist of $196 billion prime, $21 billion alt-a, and $3 billion subprime. These loans are located nationwide with a large concentration in California (46%). These loans continue to perform well from a credit perspective - during the first half of 2007, realized residential credit losses were $9.4 million of principal value, a rate that is less than one basis point (0.01%) on an annualized basis of the balance of loans. Serious delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at June 30, 2007 were 0.63% of current balance and 0.36% of original balance. For loans in prime pools, delinquencies were 0.3% of current balance and 0.17% of original balance. Alt-a pools had delinquencies of 1.95% of current balance and 1.04% of original balance. Subprime loans had delinquencies of 11.28% of current balance and 9.65% of original balance.

Residential Investment-Grade Securities

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. Our residential investment-grade securities totaled $2.2 billion at June 30, 2007 and $1.7 billion at December 31, 2006. These IGS are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others’ securities. The credit performance of these assets continued to be relatively strong during the first half of 2007. However, the fall in market values of $37 million for the months ended June 30, 2007 included $2 million of EITF 99-20 cash flow impairments recorded to the consolidated statements of income. The majority of these securities are funded through securitizations under our Acacia program.

The following table provides detail of the activity for the three and six months ended June 30, 2007.

Table 21 Residential IGS - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$2,025,850	$1,697,250
Acquisitions	267,695	803,041
Sale proceeds	(52,217)	(160,589)
Gains (losses) recognized on sales, net	1,597	381
Principal repayments (including calls)	(45,857)	(78,105)
Gains recognized on calls, net	169	245
Discount amortization	2,449	3,770
Transfer to other portfolios	—	(13,816)
Change in fair market value adjustments, net	(36,740)	(89,231)
Balance at end of period	$2,162,946	$2,162,946

The $803 million IGS acquired in the first half of 2007 consisted of $247 million prime, $443 million alt-a, and $113 million subprime.

The following table details the type of underlying loans (prime, alt-a, subprime) and the current credit rating of our residential IGS as of June 30, 2007 and December 31, 2006.

Table 22 Residential IGS - Credit Rating and Collateral Type

June 30, 2007	Rating
(In millions)	AAA	AA	A	BBB		Total

Prime	$153	$180	$255	$$	282	$870
Alt-a	235	101	271		249	856
Subprime	14	154	149		120	437
Total residential IGS	$402	$435	$675		$651	$2,163

December 31, 2006	Rating
	AAA	AA	A	BBB	Total

Prime	$14	$181	$243	$285	$723
Alt-a	136	84	106	130	456
Subprime	8	127	209	174	518
Total residential IGS	$158	$392	$558	$589	$1,697

The following table details our residential CES portfolios by the product type and collateral vintage at June 30, 2007.

Table 23 Residential IGS - Product and Vintage

	Vintage
June 30, 2007 (In millions)	2004 & Earlier	2005	2006	2007	Total

Prime
Option ARM	$39	$205	$70	$42	$356
ARM	28	—	—	—	28
Hybrid	78	119	114	74	385
Fixed	29	23	12	37	101
Total prime	174	347	196	153	870
Alt-a
Option ARM	29	50	288	227	594
ARM	4	—	—	3	7
Hybrid	12	8	35	27	82
Fixed	5	—	109	59	173
Total alt-a	50	58	432	316	856
Subprime
Hybrid	131	61	63	38	293
Fixed	47	22	43	32	144
Total subprime	178	83	106	70	437
Total residential IGS	$402	$488	$734	$539	$2,163

The following table details the vintage of the underlying loan collateral behind our subprime IGS at June 30, 2007.

Table 24 Subprime IGS - Credit Rating and Collateral Vintage

	Vintage
June 30, 2007 (In millions)	2004 & Earlier	2005	2006	2007	Total

IGS
AAA	$—	$5	$9	$—	$14
AA	48	51	26	29	154
A	94	27	13	15	149
BBB+	36	—	39	10	84
BBB	—	—	9	6	14
BBB-	—	—	10	10	20
Total IGS	$178	$83	$106	$70	$437

Commercial Real Estate Loans

We have invested in commercial real estate loans since 1998. At June 30, 2007 and December 31, 2006, commercial real estate loans totaled $26 million and $28 million, respectively. These include mezzanine loans, subordinated (junior or senior lien) loans, and b-notes (b-notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan). Except for one loan (where we fully reserved for an anticipated loss on a junior mezzanine loan financing a condominium-conversion project), credit performance of our commercial loan portfolio remains strong and in line with our expectations.

The following table provides activity on our commercial real estate loans for the three and six months ended June 30, 2007.

Table 25 Commercial Real Estate Loans - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Commercial real estate loans at beginning of period	$25,883	$28,172
Recognized gains on sales, net	—	—
Principal repayments	(82)	(44)
Discount amortization	26	47
Provision for credit losses	—	(2,348)
Commercial real estate loans at end of period	$25,827	$25,827

Commercial Credit-Enhancement Securities

Our total commercial CES was $451 million at June 30, 2007, a decrease from $448 million at December 31, 2006. At June 30, 2007, these securities provided credit enhancement on $70 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide.

The following table provides detail of the activity for the three and six months ended June 30, 2007.

Table 26 Commercial CES - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$435,382	$448,060
Acquisitions	49,177	51,920
Principal repayments (including calls)	—	—
Discount amortization	200	191
Upgrades to investment-grade securities	—	(3,501)
Change in fair market value adjustments, net	(33,818)	(45,729)
Balance at end of period	$450,941	$450,941

The following table presents the current credit ratings of our commercial CES at June 30, 2007 and December 31, 2006.

Table 27 Commercial CES - Credit Rating

(In millions)	Rating
	BB	B	Unrated	Total

June 30, 2007	$215	$99	$137	$451
December 31, 2006	$224	$90	$134	$448

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($881 million) and carrying value ($451 million) of our commercial CES at June 30, 2007 was $430 million. Of this difference, $311 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $95 million represented a purchase discount we are accreting into income over time, and $24 million represented net unrealized mark-to-market losses.

Commercial Investment-Grade Securities

Our commercial IGS totaled $111 million at June 30, 2007 and $120 million at December 31, 2006.

The following table provides detail of the activity for the three and six months ended June 30, 2007.

Table 28 Commercial IGS - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$116,494	$119,613
Acquisitions	—	2,964
Sale proceeds	—	(6,464)
Recognized gains on calls, net	—	45
Principal repayments (including calls)	(607)	(1,545)
Discount amortization	69	136
Upgrades from commercial CES	—	3,501
Change in fair market value adjustments, net	(4,812)	(7,106)
Balance at end of period	$111,144	$111,144

Our balance of commercial IGS has generally been declining over the last several quarters, as we have slowed acquisitions of commercial IGS as pricing has become extremely competitive.

The following table presents the current credit ratings of our commercial investment-grade securities at June 30, 2007 and December 31, 2006.

Table 29 Commercial IGS - Credit Rating

(In millions)	Rating
	AAA	AA	A	BBB	Total

June 30, 2007	$8	$4	$23	$76	$111
December 31, 2006	$9	$2	$16	$93	$120

CDO Credit-Enhancement Securities

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

At June 30, 2007, our CDO CES totaled $21 million, a decrease from $22 million at December 31, 2006. The change in balance consisted of $5 million in acquisitions, $5 million in upgrades to CDO IGS and a negative $1 million change of fair market value recognized through other comprehensive income (loss).

The following tables present the credit ratings of our CDO CES at June 30, 2007 and December 31, 2006.

Table 30 CDO CES - Credit Rating

(In millions)	Rating
	BB	B	Unrated	Total

June 30, 2007	$13	$—	$8	$21
December 31, 2006	$14	$—	$8	$22

CDO Investment-Grade Securities

At June 30, 2007, our CDO IGS totaled $235 million, an increase of $11 million from the December 31, 2006 balance of $224 million. During the first half of 2007, acquisitions of CDO investment-grade securities were $35 million, upgrades from CDO CES to CDO IGS were $5 million, and balance sheet mark-to-market adjustments were negative $29 million.

The following table presents the credit ratings of our CDO IGS at June 30, 2007 and December 31, 2006.

Table 31 CDO IGS - Credit Rating

(In millions)	Rating
	AAA	AA	A	BBB	Total

June 30, 2007	$81	$30	$48	$76	$235
December 31, 2006	$66	$30	$52	$76	$224

Other Real Estate Investments

Our other real estate investments totaled $34 million at June 30, 2007. There were no assets classified as other real estate investments at December 31, 2006.

The following table represents the activity within other real estate investments during the first three and six months ended June 30, 2007.

Table 32 Other Real Estate Investment - Activity

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Balance at beginning of period	$50,057	$—
Acquisitions	—	40,790
Sale proceeds	(2,237)	(2,237)
Principal repayments (including calls)	(5,301)	(8,380)
Discount amortization	(2,104)	(2,636)
Transfers from other portfolios	—	18,296
Change in fair market value adjustments, net	(6,247)	(11,665)
Balance at end of period	$34,168	$34,168

Acquisitions during the first half of 2007 were $41 million, which consisted of $21 million of alt-a securities and $20 million of subprime securities. Of the $12 million of negative value change in other real estate investments for the first half of 2007, $4 million related to investments acquired prior to this year, which were reclassified into this portfolio in the first quarter of 2007.

The following table presents the current credit ratings of our other real estate investments at June 30, 2007.

Table 33 Other Real Estate Investments - Credit Rating

(In millions)	Rating
	AAA	AA	A	BBB	BB	B	Unrated	Total

June 30, 2007	$2	$—	$14	$4	$4	$—	$10	$34

Liabilities and Stockholders’ Equity

Redwood Debt

We use repurchase (repo) agreements and our Madrona commercial paper facility to finance certain of our residential real estate loans. We may securitize those loans in the future or continue to fund them with debt. We also use warehouses and repo agreements to finance securities. To date, the warehouses have limited recourse to Redwood, whereas other Redwood debt facilities have full recourse to us. Redwood debt is secured by pledges of our loans and securities. The table below shows the amount of debt outstanding by facility at June 30, 2007 and December 31, 2006.

Table 34 Redwood Debt by Facility

(In thousands)	June 30, 2007	December 31, 2006

Loans
Repo agreements	$496,794	$959,139
Madrona commercial paper facility	190,720	300,000
Securities
Repo agreements	161,148	—
Acacia warehouses	—	597,069
Total Redwood debt	$848,662	$1,856,208

In the last few years, we generally used Redwood debt to fund the acquisition of loans and securities on a temporary basis prior to their sale to a securitization entity. We are more frequently acquiring these assets as a longer-term investment that we intend to fund on an ongoing basis with Redwood debt.

Asset-Backed Securities Issued

Redwood has securitized the majority of the assets shown on its consolidated balance sheets. In a securitization, Redwood sells assets to a securitization entity that creates and sells asset-backed securities (ABS) in order to fund its asset purchases. The residential whole loan securitization entities Redwood sponsors are called Sequoia and the CDO securitization entities Redwood sponsors are called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood. Nevertheless, since, according to accounting definitions, we control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheets. At June 30, 2007, our consolidated balance sheets included $10.8 billion of assets owned by the securitization entities (85% of total consolidated assets) and included $10.7 billion of liabilities of the securitization entities (90% of total consolidated liabilities).

The following table provides detail of the activity for asset-backed securities (ABS) for the three and six months ended June 30, 2007.

Table 35 ABS Issued - Activity

	Three Months Ended June 30, 2007
(In thousands)	March 31, 2007	New Issuance	Paydowns	Amortization	June 30, 2007

Sequoia ABS issued with principal value, net	$7,146,901	$1,020,495	$(972,231)	$(2,910)	$7,192,255
Sequoia ABS interest only issued	61,751	—	—	(10,564)	51,187
Acacia issued ABS with principal value, net	2,715,660	952,597	(259,043)	83	3,409,297
Acacia ABS CES issued	22,196	—	—	534	22,730
Total ABS issued	$9,946,508	$1,973,092	$(1,231,274)	$(12,857)	$10,675,469

	Six Months Ended June 30, 2007
(In thousands)	December 31, 2006	New Issuance	Paydowns	Amortization	June 30, 2007

Sequoia ABS issued with principal value, net	$7,595,003	$1,908,858	$(2,306,041)	$(5,565)	$7,192,255
Sequoia ABS interest only issued	74,548	—	—	(23,361)	51,187
Acacia issued ABS with principal value, net	2,294,629	1,417,597	(303,116)	187	3,409,297
Acacia ABS CES issued	15,044	6,470	—	1,216	22,730
Total ABS issued	$9,979,224	$3,332,925	$(2,609,157)	$(27,523)	$10,675,469

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

Subordinated Notes

In December 2006, we issued $100 million of subordinated notes (trust preferred securities) through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In May 2007, we issued $50 million of subordinated notes which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

In our internal risk-adjusted capital calculations, we include these subordinated notes in our capital base.

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

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At June 30, 2007, we were party to interest rate agreements with an aggregate notional value of $4 billion and a net positive fair market value of $34 million. At December 31, 2006, we were party to interest rate agreements with an aggregate notional value of $3 billion and a net positive fair market value of $21 million.

At June 30, 2007, we had outstanding commitments to purchase $149 million residential real estate loans. We estimate the value of these commitments at positive $0.07 million. At December 31, 2006, we had commitments to purchase $81 million residential real estate loans with an estimated value of negative $0.2 million. Purchase commitments have zero value at the date of the commitment so any changes in value during the quarter are recognized through our income statements. Once the loans are purchased, the value of the purchase commitment adjusts our cost basis in the loans.

We entered into our first credit default swaps in the first quarter of 2007. At June 30, 2007 we had a $78 million notional balance worth negative $3.9 million. The swaps have zero value at purchase, so the entire change in value was recognized through our income statement during the first half of 2007.

Stockholders’ Equity

Our reported book value at June 30, 2007 was $31.50 per share, a decrease from $37.51 per share at the beginning of the year. Our book value per share decreased over this period primarily as a result of declines in the net fair market value of our assets.

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

At June 30, 2007, we had $83 million unrestricted cash. We also had $878 million principal value of unsecuritized prime residential loans and $168 million principal value of AAA-rated prime residential securities. Total short-term borrowings against these assets were $849 million. Since quarter end, we completed a securitization of residential loans through our Sequoia program. As a result of this and other activity, as of August 7, 2007, we had $231 million unrestricted cash. We also had $189 million principal value of unsecuritized prime residential loans and $330 million principal value of AAA-rated residential securities. We believe the current fair market values for these portfolios equal 95% to 100% of their principal value. As of August 7, 2007, total short-term borrowings against these assets were $472 million. On August 3, 2007, we sold for future settlement $39.5 million of the $330 million principal value of AAA-rated securities for a price of 99.43% of principal value for proceeds of $39.3 million. We also own other assets on an unencumbered basis, including CES, OREI, and retained assets from our Sequoia and Acacia securitizations.

In addition to the unrestricted cash, we had a restricted cash balance of $207 million at June 30, 2007. Restricted cash is the cash generated and used within consolidated ABS securitization entities and is not directly available to Redwood, although it is shown on our consolidated balance sheet and the cash flow is included in our consolidated statement of cash flows. We own the call rights for many of these securitization entities, generally allowing us, when certain targets or dates have been met, to pay off the ABS liabilities of these entities and acquire their assets at par.

We generally use capital, rather than securitization proceeds or Redwood debt, to fund investments in assets that have highly concentrated credit risks, including residential CES, commercial CES, CDO CES other real estate investments and similar illiquid assets. For the acquisition of assets with less credit sensitivity, we employ leverage under which the capital component is much lower, generally from 8% to 30%. At times where there is some turbulence in the market and financing may be more difficult to obtain, we may increase our capital component to 100%, even on less credit risk sensitive assets.

At June 30, 2007, we had $158 million of excess capital, a decrease from the $182 million excess capital we had at December 31, 2006. We derive our excess capital figures by calculating the amount of cash we have available for investment if we fully leveraged our loans and securities in accordance with our internal risk-adjusted capital policies and deducted from the resulting cash balances an amount we believe is sufficient to fund operations, working capital, and to provide for certain potential liquidity risks. We include subordinated notes in our capital base calculations. Our excess capital as of August 7, 2007 was $200 million.

Uses of capital during the first half of 2007 included new asset acquisitions ($325 million) and dividends ($42 million). Sources of capital included asset sales ($61 million), principal payments ($109 million), subordinated debt issuance ($50 million), equity issuance ($61 million), earnings ($30 million), and other factors, including recycling of capital ($32 million).

At the beginning of 2007, we anticipated net capital absorption of $200 million to $400 million for the calendar year. At this point, the outlook for capital absorption is uncertain due to market turmoil. The amount of capital we deploy will depend on the level of and expected returns from possible acquisitions. Given our current acquisition plans, it is possible that we will finish the year at or below the lower end of that range. However, it is also possible that large and exceptional opportunities may develop during the remainder of the year. If that occurs, we may utilize our current excess capital and also elect to raise additional capital, through the issuance of long-term debt or equity, to take advantage of those opportunities. Alternatively, if our stock price were to decline to a level materially below our reported book value per share, we would consider using some of our excess capital to repurchase shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our contractual obligations and commitments as of June 30, 2007, as well as the obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 36 Contractual Obligations and Commitments as of June 30, 2007

(In thousands)	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Redwood Obligations:
Redwood debt	$848,662	$848,662	$—	$—	$—
Subordinated notes	150,000	—	—	—	150,000
Accrued interest payable	2,479	2,479	—	—	—
Operating leases	16,120	1,469	5,153	3,697	5,801
Purchase commitments	148,531	148,531	—	—	—
Total Redwood obligations and commitments	$1,165,792	$1,001,141	$5,153	$3,697	$155,801
Obligations of Securitization Entities:
Consolidated asset-backed securities*	$10,675,469	$—	$—	$—	$10,675,469
Accrued interest payable	45,994	45,994	—	—	—
Total obligations of securitization entities	$10,721,463	$45,994	$—	$—	$10,675,469
Total consolidated obligations and commitments	$11,887,255	$1,047,135	$5,153	$3,697	$10,831,270

*
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

We also acquire credit-enhancement securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans while many are alt-a quality loans (and a few are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

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

In addition to the foregoing, the Acacia entities own certain investment-grade, BB-rated, and B-rated residential loan securities purchased from the Sequoia securitization entities we sponsor. These securities are less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these Acacia securities could have their credit ratings downgraded, could suffer losses in fair market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

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

With respect to securities backed by residential mortgage loans (and in particular, IO securities), changes in prepayment forecasts by market participants could affect the market prices of those securities sold by securitization entities, and thus could affect the profits we earn from securitized assets.

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

Fair Market Value and Liquidity Risks

Most of our consolidated real estate loans are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair market value of the loans do not have an impact on our liquidity. However, changes in fair market values during the accumulation period (while these loans are funded with Redwood debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

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

Our consolidated obligations consist primarily of ABS issued. These are reported at amortized cost. Generally, changes in fair market value of ABS issued have no impact on our liquidity. However, because many of our consolidated assets funded with ABS issued are reported at fair market value, the resulting reported net equity may not necessarily reflect the true net fair market value of assets and liabilities in these securitization entities. Specifically, we mark-to-market most of the assets and derivatives owned by the Acacia entities, but none of Acacia’s liabilities. If fair market values for Acacia’s assets declined sufficiently, we could be required to record balance sheet charges in excess of the total maximum economic amount that Redwood actually has invested. Conversely, we would not be able to reflect an offsetting improvement in Acacia liability fair market value changes in our consolidated financial statements. These fair market value changes may not affect the cash flows we expect to earn from our Acacia investments, however.

We hold some assets funded with short-term debt that is recourse to Redwood. At some point, this may increase our fair market value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

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

Amortization of ABS Issued Premium

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

We estimate the fair market values using available market information and other appropriate valuation methodologies. Many assumptions are necessary to estimate fair market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine fair market values. Our expectations of future performance are shaped by historical performance and input and analyses received from external sources, internal models, and our own judgment and experience. In addition to our valuation processes, we use third party sources to validate our valuation estimates. We mark our assets to fair market value at the lower of our internal valuation process and external values received from third party sources on our specific assets. This gives us a fair market value at the conservative end of the possible range.

Generally, changes in the fair market value of real estate securities are reported through equity. However, it is possible that decreases in fair market values of real estate securities could be reported through the income statement. See the discussion on other-than-temporary impairments below. Changes in the fair market value of other real estate investments are reported through current period earnings as these are treated as trading securities. Total income recognized in current period earnings on these investments equals coupon interest earned plus or minus change in fair market value. Interest income is equal to the instruments’ yields based on market expectations.

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

Credit Reserves on Loans Held-for-Investment

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

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2007, which is the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase Under Publicly Announced Programs

April 1 - April 30, 2007	—	$—	—	—
May 1 - May 31, 2007	—	—	—	—
June 1 - June 30, 2007	—	—	—	—
Total	—	$—	—	1,000,000

No shares were purchased for the three months ended June 30, 2007 to satisfy tax withholding requirements on the vesting of restricted shares. We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 annual meeting of stockholders of Redwood Trust, Inc. was held on May 18, 2007.

The following matters were voted on at the annual meeting of stockholders:

The election of the following nominees as Class I directors to serve until the annual meeting of stockholders in 2010 and until their successors are duly elected and qualify.

	Votes
Nominee	For	Withheld
Richard D. Baum	25,343,675	175,252
Mariann Byerwalter	25,339,871	179,056
David L. Tyler	25,317,502	201,425

The following Directors’ terms of office continue after the annual meeting:

Thomas C. Brown
George E. Bull, III
Greg H. Kubicek
Georganne C. Proctor
Charles J. Toeniskoetter
Douglas B. Hansen

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

REDWOOD TRUST, INC.

Dated: August 8, 2007	By:	/s/ Douglas B. Hansen
Douglas B. Hansen President (authorized officer of registrant)

Dated: August 8, 2007	By:	/s/ Martin S. Hughes
Martin S. Hughes Vice President, Chief Financial Officer, and Secretary (principal financial officer)

Dated: August 8, 2007	By:	/s/ Raymond S. Jackson
Raymond S. Jackson Vice President and Controller (principal accounting officer)