Form 10-Q
period 2007-09-30
REDWOOD TRUST INC
filed 2007-11-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock, $0.01 par value per share	28,072,642 as of November 5, 2007

REDWOOD TRUST, INC.

2007 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2007	December 31, 2006
ASSETS
Real estate loans	$7,656,035	$9,352,107
Real estate securities	2,926,388	3,232,767
Other real estate investments	25,300	—
Non-real estate investments	80,000	—
Cash and cash equivalents	309,544	168,016
Total earning assets	10,997,267	12,752,890
Restricted cash	137,062	112,167
Accrued interest receivable	50,473	70,769
Derivative assets	19,749	26,827
Deferred tax asset	5,943	5,146
Deferred asset-backed securities issuance costs	46,875	42,468
Other assets	25,439	20,206
Total Assets	$11,282,808	$13,030,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Redwood debt	$39,378	$1,856,208
Asset-backed securities issued	10,802,528	9,979,224
Accrued interest payable	63,177	50,590
Derivative liabilities	28,477	6,214
Accrued expenses and other liabilities	29,467	16,832
Dividends payable	20,989	18,715
Subordinated notes	150,000	100,000
Total liabilities	11,134,016	12,027,783
Commitments and contingencies (Note 17)
Stockholders’ Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 27,985,954 and 26,733,460 issued and outstanding	280	267
Additional paid-in capital	974,748	903,808
Accumulated other comprehensive income (loss)	(735,082)	93,158
Cumulative earnings	777,819	809,011
Cumulative distributions to stockholders	(868,973)	(803,554)
Total stockholders’ equity	148,792	1,002,690
Total Liabilities and Stockholders’ Equity	$11,282,808	$13,030,473

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Real estate loans	$116,670	$149,018	$363,097	$470,893
Real estate securities	94,776	72,759	273,427	189,656
Other real estate investments	1,275	—	4,409	—
Non-real estate investments	1,143	—	1,607	—
Cash and cash equivalents	4,960	1,872	11,048	7,220
Total interest income	218,824	223,649	653,588	667,769
Interest Expense
Redwood debt	(5,858)	(9,422)	(59,652)	(13,316)
Asset-backed securities issued	(156,222)	(165,251)	(431,709)	(515,531)
Subordinated notes	(3,150)	—	(7,722)	—
Total interest expense	(165,230)	(174,673)	(499,083)	(528,847)
Net Interest Income	53,594	48,976	154,505	138,922
Operating expenses	(11,732)	(13,455)	(42,286)	(42,074)
Realized gains on sales and calls, net	1,824	5,690	5,708	15,740
Market valuation adjustments, net	(102,766)	(5,257)	(142,460)	(11,184)
Net (loss) income before provision for income taxes	(59,080)	35,954	(24,533)	101,404
Provision for income taxes	(1,837)	(3,538)	(6,659)	(9,563)
Net (Loss) Income	$(60,917)	$32,416	$(31,192)	$91,841
Basic earnings (loss) per share:	$(2.18)	$1.25	$(1.14)	$3.60
Diluted earnings (loss) per share:	$(2.18)	$1.22	$(1.14)	$3.51
Regular dividends declared per common share	$0.75	$0.70	$2.25	$2.10
Special dividends declared per common share	$—	$—	$—	$—
Total dividends declared per common share	$0.75	$0.70	$2.25	$2.10
Basic weighted average shares outstanding	27,892,199	25,869,743	27,388,185	25,525,054
Diluted weighted average shares outstanding	27,892,199	26,624,532	27,388,185	26,132,000

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (Loss) Income	$(60,917)	$32,416	$(31,192)	$91,841
Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on available-for-sale securities	(644,975)	31,342	(839,405)	29,962
Reclassification adjustment for net losses included in net income	18,908	30	25,853	686
Unrealized (losses) on cash flow hedges, net	(28,285)	(27,576)	(14,471)	(3,261)
Reclassification of net realized cash flow hedge losses (gains) to interest expense on asset-backed securities issued and realized gains on sales	183	47	(217)	(6,338)
Total Other Comprehensive (Loss) Income	(654,169)	3,843	(828,240)	21,049
Comprehensive (Loss) Income	$(715,086)	$36,259	$(859,432)	$112,890

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Nine Months Ended September 30, 2007

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net (loss)	—	—	—	—	(31,192)	—	(31,192)
Net unrealized loss/reclassification on assets AFS	—	—	—	(813,552)	—	—	(813,552)
Net unrealized loss/reclassification on interest rate agreements	—	—	—	(14,688)	—	—	(14,688)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,168,721	12	59,128	—	—	—	59,140
Employee option & stock purchase plan	83,773	1	438	—	—	—	439
Non-cash equity award compensation	—	—	11,374	—	—	—	11,374
Common dividends declared	—	—	—	—	—	(65,419)	(65,419)
September 30, 2007	27,985,954	$280	$974,748	$(735,082)	$777,819	$(868,973)	$148,792

For Nine Months Ended September 30, 2006

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	91,841	—	91,841
Net unrealized gain/reclassification on assets AFS	—	—	—	30,648	—	—	30,648
Net unrealized loss/reclassification on interest rate agreements	—	—	—	(9,599)	—	—	(9,599)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	862,733	9	38,563	—	—	—	38,572
Employee option & stock purchase plan	60,524	1	663	—	—	—	664
Non-cash equity award compensation	(2,866)	—	11,256	—	—	—	11,256
Common dividends declared	—	—	—	—	—	(55,681)	(55,681)
September 30, 2006	26,053,016	$261	$874,847	$94,780	$773,320	$(700,547)	$1,042,661

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$(31,192)	$91,841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(48,418)	(48,611)
Depreciation and amortization of non-financial assets	1,334	836
Provision for (reversal of) credit losses	7,836	(1,865)
Non-cash equity award compensation	11,374	11,256
Net recognized losses (gains) and valuation adjustments	136,752	(4,556)
Purchases of other real estate investments — trading	(40,818)	—
Purchases of non-real estate investments — trading	(80,000)	—
Principal payments on other real estate investments — trading	11,345	—
Net change in:
Accrued interest receivable	20,296	9,165
Deferred income taxes	(716)	212
Other assets	9,052	(80)
Accrued interest payable	12,587	10,277
Accrued expenses and other liabilities	12,635	(10,622)
Net cash provided by operating activities	22,067	57,853
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,173,029)	(1,291,989)
Proceeds from sales of real estate loans held-for-investment	15,454	8,408
Principal payments on real estate loans held-for-investment	2,797,271	5,303,962
Purchases of real estate securities available-for-sale	(1,173,627)	(818,219)
Proceeds from sales of real estate securities available-for-sale	353,506	241,624
Proceeds from sales of other real estate investments — trading	2,237	—
Principal payments on real estate securities available-for-sale	256,521	161,790
Net increase in restricted cash	(24,895)	(67,020)
Net cash provided by investing activities	1,053,438	3,538,556
Cash Flows From Financing Activities:
Net (repayments) borrowings on Redwood debt	(1,816,830)	340,287
Proceeds from issuance of asset-backed securities	4,217,357	1,460,572
Deferred asset-backed security issuance costs	(22,339)	(10,591)
Repayments on asset-backed securities	(3,352,784)	(5,431,649)
Proceeds from issuance of subordinated notes	50,000	—
Net purchases of interest rate agreements	(5,814)	(2,186)
Net proceeds from issuance of common stock	59,579	39,236
Dividends paid	(63,146)	(55,037)
Net cash used in financing activities	(933,977)	(3,659,368)
Net increase (decrease) in cash and cash equivalents	141,528	(62,959)
Cash and cash equivalents at beginning of period	168,016	175,885
Cash and cash equivalents at end of period	$309,544	$112,926
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$486,496	$518,570
Cash paid for taxes	$10,580	$7,999
Non-Cash Financing Activity:
Dividends declared but not paid	$20,989	$18,237

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the expected results for the year ended December 31, 2007. Certain amounts for prior years have been reclassified to conform to the September 30, 2007 presentation.

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

Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), we treat the securitizations we sponsor as financings, as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans and securities owned by these securitization entities are shown on our consolidated balance sheets under real estate loans, real estate securities, and the asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

shown separately on our consolidated balance sheets and the associated income and expense are not shown separately on our consolidated statements of income (loss).

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

Residential and Commercial Real Estate Loans: Held-for-Sale

Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or fair market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in valuation adjustments, net in our consolidated statements of income (loss).

Real Estate Loans — Reserve for Credit Losses

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. See Note 8 for a discussion of the reserves for credit losses.

We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (FAS 118) in setting credit reserves for our real estate loans.

The following factors are considered and applied in such determinations:

•	Ongoing analyses of loans, including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations;
•	Information supporting the borrowers’ ability to meet obligations;
•	Ongoing evaluations of fair market values of collateral using current appraisals and other valuations; and
•	Discounted cash flow analyses.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

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

For determining other-than-temporary impairment on our real estate securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under market valuation adjustments, net in our consolidated statements of income (loss). For real estate securities subject to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), we assess whether a drop in fair market value below the cost of the real estate security should be deemed as other-than-temporary impairment. If we have the ability and intent to hold a real estate security for a reasonable period of time sufficient for a forecasted recovery of fair market value up to (or beyond) the cost of the investment, we do not deem that unrealized loss an other-than-temporary impairment.

In the footnotes to the consolidated financial statements, we disclose information on our real estate securities portfolio based on the underlying residential, commercial, and CDO assets. We also provide a further breakdown of these securities by investment-grade securities (IGS, those rated BBB to AAA) and credit-enhancement securities (CES, those rated non-rated to BB, also referred to as first-loss, second-loss, and third-loss securities) based on their current credit rating as of the consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

Other Real Estate Investments

Other real estate investments include interest-only certificates (IOs), net interest margin securities (NIMs), and residual securities (residuals). At the conclusion of the first quarter of 2007, we classified these investments as trading securities. With the adoption of Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments, (FAS 155), IOs, NIMs, and residuals may contain embedded derivatives which would require bifurcation and separate valuation through the income statement. We have elected to treat these investments as trading securities under FAS 115 rather than bifurcate the embedded derivative component. Trading securities are reported on our consolidated balance sheet at their estimated fair market values with changes in fair market values reported through our consolidated statements of income (loss) through market valuation adjustments.

Total income recognized in current period earnings on these investments equals coupon interest earned plus the change in fair market value. Interest income is equal to the instruments’ yield based on market expectations.

Non-Real Estate Investments

Non-real estate investments represents a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We have classified this investment as a trading security that is recorded on our consolidated balance sheets at its estimated fair market value. Management considers the GIC’s fair market value to approximate contract value, as the interest rate is variable at LIBOR minus a spread and resets on a monthly basis. Changes in fair market value are reported through our consolidated statements of income (loss) through market valuation adjustments. See Note 6 for further discussion of our non-real estate investments.

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

We currently enter into interest rate agreements to help manage some of our interest rate risks. We report our interest rate agreements at fair market value. We may elect hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), or we may account for these as trading instruments. Net purchases and proceeds from interest rate agreements are classified within cash flows as financing activities within the consolidated statement of cash flows together with the items the interest rate agreements hedge.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

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

As of each period end, we may also have outstanding commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), when applicable. These are classified as trading instruments and changes in fair market value of the purchase commitments are recorded through valuation adjustments in the consolidated statements of income (loss).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

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

Subordinated Notes

Subordinated notes includes trust preferred securities and subordinated notes. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to LIBOR plus a spread until they are redeemed in whole, or mature at a future date. These notes contain an earlier optional redemption date without penalty.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share.

The following table provides reconciliation of denominators of the basic and diluted earnings (loss) per share computations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

Basic and Diluted Earnings (Loss) per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2007	2006	2007	2006
Denominators:
Denominator for basic earnings (loss) per share is equal to the weighted average number of common shares outstanding during the period	27,892,199	25,869,743	27,388,185	25,525,054
Adjustments for diluted earnings (loss) per share are:
Net effect of dilutive stock options	—	754,789	—	606,946
Denominator for diluted earnings (loss) per share	27,892,199	26,624,532	27,388,185	26,132,000
Basic Earnings (Loss) Per Share:	$(2.18)	$1.25	$(1.14)	$3.60
Diluted Earnings (Loss) Per Share:	$(2.18)	$1.22	$(1.14)	$3.51

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive for the three and nine months ended September 30, 2007 and 2006. There were no other participating securities, as defined by EITF 03-6, during the three and nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, the number of outstanding stock options that were antidilutive totaled 1,159,298 and 369,343 respectively. For the nine months ended September 30, 2007 and 2006, the number of outstanding stock options that were antidilutive totaled 1,186,999, and 384,399 respectively.

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

Stock-Based Compensation

As of September 30, 2007 and December 31, 2006, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 16.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair market value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the consolidated statements of income (loss) over the remaining vesting period.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 2. Summary of Significant Accounting Policies  – (continued)

The following table describes the weighted average of assumptions used for calculating the value of options granted for the nine months ended September 30, 2007 and 2006. There were no options granted during the three months ended September 30, 2007 and 2006.

Weighted Average Assumptions used for Valuation of Options under FAS 123R Granted during period

	Nine Months Ended September 30,
	2007	2006
Stock price volatility	25.52%	25.70%
Risk free rate of return (5 yr Treasury Rate)	4.58%	4.75%
Average life	6 years	5 years
Dividend yield	10.00%	10.00%

Note 3. Real Estate Loans

We acquire residential real estate loans from third party originators. A portion of these loans are sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with Redwood debt and equity. At September 30, 2007, we had $6.6 million (of outstanding principal) of residential loans in held-for-sale, with a lower of cost or fair market value of $6.0 million, (carrying value) as we are actively marketing these loans for sale.

The following tables summarize the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at September 30, 2007 and December 31, 2006.

Real Estate Loans Composition

(In Thousands)	September 30, 2007	December 31, 2006
Residential real estate loans — held-for-sale	$6,048	$—
Residential real estate loans — held-for-investment	7,624,222	9,323,935
Total residential real estate loans	7,630,270	9,323,935
Commercial real estate loans — held-for-investment	25,765	28,172
Total real estate loans	$7,656,035	$9,352,107

Real Estate Loans Carrying Value — Held-for-Investment

September 30, 2007 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$7,546,529	$38,224	$7,584,753
Unamortized premium (discount)	92,888	(1,970)	90,918
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	7,639,417	28,113	7,667,530
Reserve for credit losses	(15,195)	(2,348)	(17,543)
Carrying value	$7,624,222	$25,765	$7,649,987

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 3. Real Estate Loans  – (continued)

December 31, 2006 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$9,212,002	$38,360	$9,250,362
Unamortized premium (discount)	132,052	(2,047)	130,005
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	9,344,054	28,172	9,372,226
Reserve for credit losses	(20,119)	—	(20,119)
Carrying value	$9,323,935	$28,172	$9,352,107

Of the $7.5 billion of face and $92.9 million of unamortized premium on our residential real estate loans at September 30, 2007, $2.7 billion of face and $70.4 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. At December 31, 2006, the residential loans acquired prior to July 1, 2004 had face and unamortized premium balances of $5.2 billion and $104.3 million, respectively. For these residential loans, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During the first nine months of 2007, 46% of these residential loans prepaid and we amortized 32% of the premium. For residential loans acquired after July 1, 2004, the face and unamortized premium was $4.8 billion and $22.5 million at September 30, 2007, respectively, and $4.0 billion and $27.7 million at December 31, 2006, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential real estate loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt.

The table below presents information regarding real estate loans pledged and unpledged under our borrowing agreements.

Real Estate Loans Pledged and Unpledged

	September 30, 2007		December 31, 2006
(In Thousands)	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$17,772	$6,340	$120,578	$111,231
Pledged for Redwood debt:
Repurchase (repo) agreements	—	—	978,713	982,629
Commercial paper	—	—	301,827	302,615
Owned by securitization entities, financed through the issuance of ABS	7,573,608	7,649,695	7,849,244	7,955,632
Total	$7,591,380	$7,656,035	$9,250,362	$9,352,107

Unpledged real estate loans at September 30, 2007 consist mainly of all our held-for-sale residential loans and one commercial loan with a face value of $10.6 million and a carrying value of zero.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities

The real estate securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others.

The table below presents the carrying value (which equals fair market value as these are available-for-sale securities (AFS)) of our securities that are included in our consolidated balance sheets as of September 30, 2007 and December 31, 2006, by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

Securities (AFS) — Underlying Collateral Characteristics

September 30, 2007 (In Thousands)	CES	IGS	Total AFS Securities
Residential securities:
Prime	$408,632	$673,467	$1,082,099
Alt-a	110,830	703,739	814,569
Subprime	12,983	325,027	338,010
Total residential securities	532,445	1,702,233	2,234,678
Commercial securities	395,401	104,396	499,797
CDO securities	16,758	175,155	191,913
Total securities	$944,604	$1,981,784	$2,926,388

December 31, 2006 (In Thousands)	CES	IGS	Total AFS Securities
Residential securities:
Prime	$555,369	$723,247	$1,278,616
Alt-a	156,859	455,550	612,409
Subprime	9,303	518,453	527,756
Total residential securities	721,531	1,697,250	2,418,781
Commercial securities	448,060	119,613	567,673
CDO securities	21,964	224,349	246,313
Total securities	$1,191,555	$2,041,212	$3,232,767

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

The table below presents the components comprising the carrying value of available-for-sale IGS reported on our consolidated balance sheets at September 30, 2007 and December 31, 2006.

Investment-Grade Securities (AFS)

September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$2,186,258	$120,097	$258,183	$2,564,538
Unamortized discount, net	(40,139)	(3,054)	1,264	(41,929)
Discount designated as credit reserve	(42,806)	—	(14,966)	(57,772)
Amortized cost	2,103,313	117,043	244,481	2,464,837
Gross unrealized gains	3,745	113	40	3,898
Gross unrealized losses	(404,825)	(12,760)	(69,366)	(486,951)
Carrying value	$1,702,233	$104,396	$175,155	$1,981,784

December 31, 2006 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$1,708,607	$122,869	$222,413	$2,053,889
Unamortized discount, net	(16,382)	(3,367)	(238)	(19,987)
Amortized cost	1,692,225	119,502	222,175	2,033,902
Gross unrealized gains	14,622	980	2,638	18,240
Gross unrealized losses	(9,597)	(869)	(464)	(10,930)
Carrying value	$1,697,250	$119,613	$224,349	$2,041,212

The following table presents the aggregate changes in our amortized discount and the portion of the discount designated as credit reserve for the three and nine months ended September 30, 2007. We did not have any designated credit reserves on any securities in this portfolio prior to this quarter.

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO IGS

Three Months Ended September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$32,187	$3,103	$7,096	$42,386
Amortization of discount	(1,900)	(60)	(60)	(2,020)
Calls, sales, and other	(677)	—	1	(676)
Re-designation between credit reserve and discount	4,280	—	(6,217)	(1,937)
Downgrades to credit-enhancement securities	(1,913)	—	(2,084)	(3,997)
Purchased discount	8,162	11	—	8,173
Ending balance of unamortized discount, net	$40,139	$3,054	$(1,264)	$41,929
Beginning balance of designated credit reserve	$—	$—	$—	$—
Realized credit losses	—	—	—	—
Calls, sales, and other	—	—	—	—
Impairments on AFS securities	47,086	—	8,749	55,835
Re-designation between credit reserve and discount	(4,280)	—	6,217	1,937
Purchased discount designated as credit reserve	—	—	—	—
Ending balance of designated credit reserve	$42,806	$—	$14,966	$57,772

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

Nine Months Ended September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$16,382	$3,367	$238	$19,987
Amortization of discount	(5,670)	(196)	(123)	(5,989)
Calls, sales, and other	(5,704)	(4)	116	(5,592)
Re-designation between credit reserve and discount	8,518	—	—	8,518
Downgrades to credit-enhancement securities	(1,913)	(160)	(2,199)	(4,272)
Purchased discount	28,526	47	704	29,277
Ending balance of unamortized discount, net	$40,139	$3,054	$(1,264)	$41,929
Beginning balance of designated credit reserve	$—	$—	$—	$—
Realized credit losses	—	—	—	—
Calls, sales, and other	—	—	—	—
Impairments on AFS securities	51,324	—	14,966	66,290
Re-designation between credit reserve and discount	(8,518)	—	—	(8,518)
Purchased discount designated as credit reserve	—	—	—	—
Ending balance of designated credit reserve	$42,806	$—	$14,966	$57,772

The table below presents the components comprising the carrying value of available-for-sale CES reported on our consolidated balance sheets at September 30, 2007 and December 31, 2006.

Credit-Enhancement Securities (AFS)

September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$1,269,576	$880,715	$36,440	$2,186,731
Unamortized discount, net	(127,079)	(95,968)	(9,855)	(232,902)
Discount designated as credit reserve	(450,839)	(310,498)	(3,827)	(765,164)
Amortized cost	691,658	474,249	22,758	1,188,665
Gross unrealized gains	34,749	8,503	984	44,236
Gross unrealized losses	(193,962)	(87,351)	(6,984)	(288,297)
Carrying value	$532,445	$395,401	$16,758	$944,604

December 31, 2006 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$1,180,605	$793,743	$28,731	$2,003,079
Unamortized discount, net	(144,842)	(71,424)	(6,889)	(223,155)
Discount designated as credit reserve	(372,247)	(295,340)	—	(667,587)
Amortized cost	663,516	426,979	21,842	1,112,337
Gross unrealized gains	71,134	23,235	516	94,885
Gross unrealized losses	(13,119)	(2,154)	(394)	(15,667)
Carrying value	$721,531	$448,060	$21,964	$1,191,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

At September 30, 2007, our residential CES provided credit-enhancement on $212 billion of residential real estate loans and our commercial CES provided credit-enhancement on $65 billion of commercial real estate loans. At December 31, 2006, our residential CES provided credit-enhancement on $210 billion of residential real estate loans and our commercial CES provided credit-enhancement on $58 billion of commercial real estate loans.

The loans underlying all of our residential CES totaled $212 billion at September 30, 2007, and consist of $186 billion prime, $21 billion alt-a, and $5 billion subprime. These loans are located nationwide with a large concentration in California (46%). During the first three quarters of 2007, net realized residential credit losses were $15.6 million of principal value, a rate that equals one basis point (0.01%) on an annualized basis of the balance of the loans. Serious delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at September 30, 2007 were 1.03% of current balance and 0.57% of original balance. For loans in prime pools, delinquencies were 0.45% of current balance and 0.25% of original balance. Alt-a pools had delinquencies of 3.10% of current balance and 1.60% of original balance. Subprime pools had delinquencies of 13.76% of current balance and 10.00% of original balance.

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

The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the three and nine months ended September 30, 2007 and 2006.

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

Three Months Ended September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$125,948	$95,346	$9,955	$231,249
Amortization of discount	(18,431)	(65)	—	(18,496)
Calls, sales, and other	(1,996)	—	(2,184)	(4,180)
Re-designation between credit reserve and discount	17,972	687	—	18,659
Downgrades from investment-grade securities	1,913	—	2,084	3,997
Purchased discount	1,673	—	—	1,673
Ending balance of unamortized discount, net	$127,079	$95,968	$9,855	$232,902
Beginning balance of designated credit reserve	$453,076	$310,745	$—	$763,821
Realized credit losses	(6,143)	(272)	—	(6,415)
Calls, sales, and other	(1,209)	—	—	(1,209)
Impairments on AFS securities	22,521	712	3,827	27,060
Re-designation between credit reserve and discount	(17,972)	(687)	—	(18,659)
Purchased discount designated as credit reserve	566	—	—	566
Ending balance of designated credit reserve	$450,839	$310,498	$3,827	$765,164

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

Three Months Ended September 30, 2006 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$116,702	$28,184	$7,978	$152,864
Amortization of discount	(15,901)	448	—	(15,453)
Calls, sales, and other	(2,981)	(3,871)	(593)	(7,445)
Re-designation between credit reserve and discount	31,534	1,271	—	32,805
Downgrades from investment-grade securities	—	—	—	—
Purchased discount	9,809	22,217	—	32,026
Ending balance of unamortized discount, net	$139,163	$48,249	$7,385	$194,797
Beginning balance of designated credit reserve	$425,578	$192,134	$—	$617,712
Realized credit losses	(2,004)	(472)	—	(2,476)
Calls, sales, and other	(36,355)	—	—	(36,355)
Re-designation between credit reserve and discount	(31,534)	(1,271)	—	(32,805)
Purchased discount designated as credit reserve	28,711	67,991	—	96,702
Ending balance of designated credit reserve	$384,396	$258,382	$—	$642,778

Changes In Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

Nine Months Ended September 30, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155
Amortization of discount	(58,388)	(256)	—	(58,644)
Calls, sales, and other	521	(42)	(2,079)	(1,600)
Re-designation between credit reserve and discount	31,265	10,975	—	42,240
Downgrades from investment-grade securities	1,913	160	2,199	4,272
Purchased discount	6,926	13,707	2,846	23,479
Ending balance of unamortized discount, net	$127,079	$95,968	$9,855	$232,902
Beginning balance of designated credit reserve	$372,247	$295,340	$—	$667,587
Realized credit losses	(15,596)	(1,543)	—	(17,139)
Calls, sales, and other	(4,883)	—	—	(4,883)
Impairments on AFS securities	35,305	1,520	3,827	40,652
Re-designation between credit reserve and discount	(31,265)	(10,975)	—	(42,240)
Purchased discount designated as credit reserve	95,031	26,156	—	121,187
Ending balance of designated credit reserve	$450,839	$310,498	$3,827	$765,164

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

Nine Months Ended September 30, 2006 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821
Amortization of discount	(39,977)	1,269	44	(38,664)
Calls, sales, and other	(3,036)	(2,663)	(663)	(6,362)
Re-designation between credit reserve and discount	54,184	(4,042)	—	50,142
Upgrades to investment-grade securities	(6,249)	—	—	(6,249)
Purchased discount	12,417	24,692	—	37,109
Ending balance of unamortized discount, net	$139,163	$48,249	$7,385	$194,797
Beginning balance of designated credit reserve	$354,610	$141,806	$—	$496,416
Realized credit losses	(5,623)	(336)	—	(5,959)
Calls, sales, and other	(41,258)	—	—	(41,258)
Re-designation between credit reserve and discount	(54,185)	4,042	—	(50,143)
Purchased discount designated as credit reserve	130,852	112,870	—	243,722
Ending balance of designated credit reserve	$384,396	$258,382	$—	$642,778

For the three and nine months ended September 30, 2007, we recognized other-than-temporary impairments of $82.9 million and $104.5 million, respectively, through market valuation adjustments in our consolidated statements of income (loss). For the three and nine months ended September 30, 2006, we recognized other-than-temporary impairments of $0.5 million and $6.0 million, respectively.

The table below presents the gross realized gains and losses on securities and the realized gains on calls for the three and nine months ended September 30, 2007 and 2006.

Gross Realized Gains and Losses on Real Estate Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Gross realized gains on sales of securities	$3,221	$5,590	$6,636	$10,040
Gross realized losses on sales of securities	(3,050)	(623)	(5,787)	(1,973)
Gains on calls of securities	3,284	723	5,437	1,470
Total realized gains on sales and calls	$3,455	$5,690	$6,286	$9,537

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair market value of individual securities. Gross unrealized losses represent a decline in fair market value for securities not deemed impaired under GAAP.

The following tables show the gross unrealized losses, fair market values, and length of time that any real estate securities have been in a continuous unrealized loss position as of September 30, 2007 and December 31, 2006. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in cash flows and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 4. Real Estate Securities  – (continued)

Securities with Unrealized Losses

	Less Than 12 Months		12 Months or More		Total
September 30, 2007 (In Thousands)	Fair MarketValue	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$1,627,431	$(539,169)	$304,429	$(59,618)	$1,931,860	$(598,787)
Commercial	354,456	(85,120)	81,716	(14,991)	436,172	(100,111)
CDO	166,405	(68,990)	10,766	(7,360)	177,171	(76,350)
Total securities	$2,148,292	$(693,279)	$396,911	$(81,969)	$2,545,203	$(775,248)

	Less Than 12 Months		12 Months or More		Total
December 31, 2006 (In Thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$495,242	$(9,938)	$385,170	$(12,778)	$880,412	$(22,716)
Commercial	111,603	(1,055)	85,010	(1,968)	196,613	(3,023)
CDO	29,378	(257)	29,543	(601)	58,921	(858)
Total securities	$636,223	$(11,250)	$499,723	$(15,347)	$1,135,946	$(26,597)

We fund the credit-sensitive securities we acquire with equity. We fund some of the securities we acquire on a temporary basis with short-term borrowings prior to the sale to the securitization entities we sponsor. We also acquire less credit-risk sensitive assets and finance these investments with a combination of Redwood debt and equity.

The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of September 30, 2007 and December 31, 2006.

Securities Pledged and Unpledged

(In Thousands)	September 30, 2007	December 31, 2006
Unpledged	$361,274	$463,891
Pledged for Redwood debt	44,215	593,070
Owned by securitization entities, financed through issuance of ABS	2,520,899	2,175,806
Carrying value	$2,926,388	$3,232,767

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 5. Other Real Estate Investments

Other real estate investments shown on our consolidated balance sheets include IOs, NIMs, and residuals. We have elected to classify these investments as “trading investments” under GAAP. These assets are carried at fair market value on our consolidated balance sheet and changes in fair market value flow through market valuation adjustments, net on our consolidated statements of income (loss).

The table below presents the carrying value (which equals fair market value as these are classified as trading instruments) of these investments as of September 30, 2007. We did not have any assets classified as other real estate investments at December 31, 2006.

Other Real Estate Investments — Trading

September 30, 2007 (In Thousands)	Prime	Alt-a	Subprime	Total
Residential
IOs	$1,676	$285	$—	$1,961
NIMs	—	9,170	6,450	15,620
Residuals	—	6,848	871	7,719
Total other real estate investments	$1,676	$16,303	$7,321	$25,300

The fair market value of our other real estate investments declined $2.8 million and $14.4 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, $1.2 million of other real estate investments were owned by securitization entities and financed through the issuance of ABS and the remaining $24.1 million were funded with equity.

Note 6. Non-Real Estate Investments

Non-real estate investments represents an $80 million guaranteed investment contract (GIC) entered into during the second quarter of 2007 by an Acacia securitization entity that we consolidate for financial statements purposes.

This GIC represents a deposit certificate issued by a rated investment bank. This GIC serves as the collateral to cover potential losses on a credit default swap (CDS) also entered into by this same Acacia entity. The CDS references BBB and A rated residential mortgage-backed securities issued in 2006. In the event that any of these referenced securities incurs a credit loss, the GIC can then be drawn upon by the CDS counterparty to cover the amount of such loss. We have classified this investment as a trading security that is recorded on our consolidated balance sheets at its estimated fair market value. Management currently considers the GIC’s fair market value to approximate contract value, as the interest rate is variable at LIBOR less 5 basis points and resets on a monthly basis. Changes in fair market value are reported through our consolidated statements of income (loss) through market valuation adjustments.

The carrying and fair market value was $80 million of this investment as of September 30, 2007. We did not have any assets classified as non-real estate investments in prior periods.

Note 7. Derivative Financial Instruments

We report our derivative financial instruments at fair market value as determined using third-party models and confirmed by Wall Street dealers. As of September 30, 2007 and December 31, 2006, the net fair market value of derivative financial instruments was negative $8.7 million and positive $20.6 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 7. Derivative Financial Instruments  – (continued)

The following table shows the aggregate fair market value and notional amount of our derivative financial instruments as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
(In Thousands)	Fair Market Value	Notional Amount	Fair Market Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$4,463	$706,400	$1,114	$71,900
Interest rate caps sold	(1,168)	250,000	—	—
Interest rate corridors purchased	—	714,618	—	844,805
Interest rate swaps	(35)	277,059	242	131,195
Credit default swaps	(19,837)	83,000	(6)	1,000
Futures	—	—	90	204,000
Purchase commitments	—	—	(168)	80,964
Cash Flow Hedges
Futures	—	—	(44)	627,000
Interest rate swaps	7,849	934,266	19,385	1,279,007
Total Derivative Financial Instruments	$(8,728)	$2,965,343	$20,613	$3,239,871

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

In a cash flow hedge, the effective portion of the change in the fair market value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. For the three and nine months ended September 30, 2007, the amount of ineffectiveness was $42,000 income and $0.6 million income, respectively, and was $0.3 million income and $0.5 million income for the three and nine months ended September 30, 2006, respectively.

We reclassified negative $0.2 million and negative $0.9 million from other comprehensive income (loss) to interest expense for the three and nine months ended September 30, 2007, respectively, and reclassified negative $47,000 and positive $0.4 million for the three and nine months ended September 30, 2006, respectively.

Our interest rate agreements had net receipts of $2.1 million and $7.2 million for the three and nine months ended September 30, 2007, respectively, and net receipts of $3.0 million and $9.1 million for the three and nine months ended September 30, 2006, respectively.

The following table presents the interest income and expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 7. Derivative Financial Instruments  – (continued)

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Net interest income on cash flow interest rate agreements	$2,100	$3,042	$7,222	$9,096
Realized net gains due to net ineffective portion of hedges	42	322	631	455
Realized net (losses) gains reclassified from other comprehensive income (loss)	(183)	(47)	(860)	425
Total	$1,959	$3,317	$6,993	$9,976

When the interest rate agreement is accounted for as a trading instrument, changes in the fair market value of the interest rate agreement and all associated income and expenses are reported in earnings through net recognized valuation adjustments. We had net valuation adjustments on interest rate agreements of negative $17.9 million and negative $20.9 million for three and nine months ended September 30, 2007, respectively, and negative $8.5 million and positive $1.0 million for the three and nine months ended September 30, 2006, respectively.

Interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, and when the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive income (loss) and is reclassified from accumulated other comprehensive income (loss) to our consolidated statements of income (loss) during the period the forecasted transaction occurs.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of income (loss). For the three months ended September 30, 2007, there were no such instances. For the nine months ended September 30, 2007, there was one such instance which resulted in a gain of $1 million. For the nine months ended September 30, 2006, there was one such instance which resulted in a gain of $6 million.

Our total unrealized gain or loss on interest rate agreements included in accumulated other comprehensive income (loss) was negative $8.0 million at September 30, 2007 and positive $6.7 million at December 31, 2006.

Purchase Commitments

Our loan purchase commitments represent derivative instruments under Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149.) At September 30, 2007, we had no loan purchase commitments. At December 31, 2006, the fair market value of our loan purchase commitments was negative $0.2 million. The change in fair market value from period to period is included in valuation adjustments, in our consolidated statements of income (loss).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 7. Derivative Financial Instruments  – (continued)

Credit default swaps are accounted for as trading instruments, reported at fair market value with the changes in fair market value recognized through our income statement. The value of these contracts decrease for a variety of reasons, including when the probability of the occurrence of a specific credit event increases, when the market’s perceptions of default risk in general change, or when there are changes in the supply and demand of these instruments. Since the acquisition of these credit default swaps, the value has decreased $19.3 million, primarily as the result of widening spreads in these types of instruments.

Counterparty Credit Risk

We incur credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligations under the agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the agreement. In order to mitigate this risk, we only enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into agreements with several different counterparties in order to diversify our credit risk exposure. At September 30, 2007, we had $2.0 million credit exposure on interest rate agreements. At December 31, 2006, we had $1.0 million credit exposure on futures and $5.1 million credit exposure on interest rate agreements.

Note 8. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans based on our estimate of losses inherent in our loan portfolio.

Delinquencies in our consolidated residential real estate loan portfolio were $56 million and $65 million as of September 30, 2007 and December 31, 2006, respectively. Delinquencies include loans delinquent more than 90 days, in bankruptcy, and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 0.74% and 0.71% at September 30, 2007 and December 31, 2006, respectively. As a percentage of the original balances, delinquencies stood at 0.20% and 0.21% at September 30, 2007 and December 31, 2006, respectively.

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

For the three months ended September 30, 2007, we had a total credit loss provision of $1.5 million. During the third quarter of 2007 we transferred $5.6 million (of principal value) of delinquent residential loans from held-for-investment to held-for-sale at the lower of cost or fair market value (LOCOM) with a corresponding reduction in the reserve for credit losses through charge-offs. The impact of these events was a $0.5 million net reduction of the balance sheet credit reserve.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 8. Reserves for Credit Losses  – (continued)

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three and nine months ended September 30, 2007 and 2006.

Residential Real Estate Loan Reserves for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Balance at beginning of period	$16,416	$19,450	$20,119	$22,656
Provision for (reversal of) credit losses	1,507	465	5,488	(1,900)
Charge-offs	(2,728)	(589)	(10,412)	(1,430)
Balance at end of period	$15,195	$19,326	$15,195	$19,326

The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three and nine months ended September 30, 2007 and 2006.

Commercial Real Estate Loan Reserves for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,348	$—	$—	$—
Provision for credit losses	—	—	2,348	35
Charge-offs	—	—	—	(35)
Balance at end of period	$2,348	$—	$2,348	$—

During the first quarter of 2007, we fully reserved for an anticipated loss on a junior mezzanine commercial loan financing a condominium-conversion project in the amount of $2.3 million. Principal and accrued interest on this loan was scheduled to be paid upon the completion of the project and sale of the units. Accordingly, the loan was not delinquent. However, due to cost overruns and changing market conditions, we believe it is unlikely we will collect any outstanding principal upon completion of the project. The provision for credit losses on commercial loans for the nine months ended September 30, 2007 relates to that loan.

Note 9. Other Assets

Other assets as of September 30, 2007 and December 31, 2006 are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2007	December 31, 2006
Real estate owned (REO)	$14,345	$7,963
Fixed assets and leasehold improvements	7,129	4,439
Principal receivable	2,029	4,417
Purchased interest	—	1,045
Other	1,936	2,342
Total other assets	$25,439	$20,206

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

The table below summarizes the outstanding balances of Redwood debt as of September 30, 2007 and December 31, 2006, by collateral type.

Redwood Debt

	September 30, 2007
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	4	$—	$2,350,000	10/07 – 1/08
Real estate securities	11	39,378	4,287,000	—
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	—	490,000	7/09
Total facilities	17	$39,378	$7,137,000

	December 31, 2006
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	5	$959,139	$2,700,000	1/07 – 10/07
Real estate securities	14	597,069	5,787,000	—
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	300,000	490,000	7/09
Total facilities	21	$1,856,208	$8,987,000

At September 30, 2007, we had $4.3 billion of uncommitted real estate securities facilities and $2.4 billion of uncommitted real estate loan facilities included within the limits above.

At September 30, 2007, Redwood debt was all short-term debt. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. For the three and nine months ended September 30, 2007, the average balance of Redwood debt was $0.4 billion and $1.4 billion, respectively, with a weighted-average interest cost of 5.87% and 5.84%, respectively. For the three and nine months ended September 30, 2006, the average balance of Redwood debt was $0.6 billion and $0.3 billion, with a weighted-average interest cost of 5.82% and 6.08%, respectively. At September 30, 2007 and December 31, 2006, accrued interest payable on Redwood debt was $30,000 and $7.0 million, respectively.

At September 30, 2007 we had no commercial paper outstanding. At December 31, 2006, we had $300 million of commercial paper outstanding through our Madrona special purpose entity.

The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at September 30, 2007 and December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 10. Redwood Debt  – (continued)

Redwood Debt

	September 30, 2007			December 31, 2006
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Real estate loan collateral	$—	—	—	$1,259,139	5.54%	21
Securities collateral	39,378	5.25%	26	597,069	6.06%	110
Total Redwood debt	$39,378	5.25%	26	$1,856,208	5.71%	49

The following table presents the remaining maturities of Redwood debt as of September 30, 2007 and December 31, 2006.

Redwood Debt

(In Thousands)	September 30, 2007	December 31, 2006
Within 30 days	$39,378	$1,259,138
31 to 90 days	—	392,566
Over 90 days	—	204,504
Total Redwood debt	$39,378	$1,856,208

As of September 30, 2007 we were in breach on four of our International Swaps and Derivatives Association agreement covenants with derivative counterparties due to a decline in total reported net worth. We have subsequently transferred these agreements to new counterparties whose covenants we are in compliance with. In addition, for the same total reported net worth reasons, we were in breach on three debt covenants. However, these facilities had zero balances at September 30, 2007. We continue to be in compliance with all other debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. While we generally do not anticipate having any problems in meeting most of our covenants on these arrangements, the possible future decline and volatility in our reported net worth may require us to renegotiate some covenants or reduce the number of counterparties with whom we transact business. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 11. Asset-Backed Securities Issued  – (continued)

The carrying value components of the collateral for ABS issued and outstanding as of September 30, 2007 and December 31, 2006 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

(In Thousands)	September 30, 2007	December 31, 2006
Real estate loans	$7,649,695	$7,955,632
Real estate securities	2,520,899	2,175,806
Other real estate investments	1,200	—
Real estate owned (REO)	12,286	7,963
Restricted cash owned by consolidated securitization entities	137,057	111,124
Accrued interest receivable	52,463	61,617
Total collateral for ABS issued	$10,373,600	$10,312,142

The components of ABS issued by consolidated securitization entities as of September 30, 2007 and December 31, 2006, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

(In Thousands)	September 30, 2007	December 31, 2006
Sequoia ABS issued — certificates with principal value	$7,325,264	$7,575,062
Sequoia ABS issued — interest-only certificates	42,688	74,548
Acacia ABS issued	3,441,750	2,327,504
Madrona ABS issued	5,400	5,400
Unamortized discount on ABS	(12,574)	(3,290)
Total consolidated ABS issued	$10,802,528	$9,979,224
Sequoia ABS:
Range of weighted average interest rates, by series	4.61% to 6.69%	4.64% to 6.37%
Stated maturities	2010 – 2047	2007 – 2046
Number of series	40	40
Acacia ABS:
Range of weighted average interest rates, by series	5.73% to 6.29%	5.84% to 6.03%
Stated maturities	2039 – 2052	2038 – 2046
Number of series	10	8

Amortization of deferred asset-backed securities issuance costs were $17.4 million and $17.8 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes the accrued interest payable on ABS issued as of September 30, 2007 and December 31, 2006. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2007	December 31, 2006
Sequoia	$21,520	$20,060
Acacia	39,629	23,137
Total accrued interest payable on ABS issued	$61,149	$43,197

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

At September 30, 2007 and December 31, 2006, the accrued interest payable balance on subordinated notes was $2.0 million and $0.4 million, respectively.

Note 13. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT ordinary taxable income (and currently intend to do so in 2007 as we did in 2006) and pay corporate income taxes on this retained income while continuing to maintain our REIT status. We distribute all net capital gains. We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

We recognized a total tax provision of $1.8 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively. We recognized a total tax provision of $6.7 million and $9.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Our tax provision is determined by applying our expected annual effective tax rate to our GAAP pre-tax income (loss). The effective tax rate is determined as the ratio of tax liability to annual GAAP pre-tax income (loss), based on estimates of taxable and GAAP annual income (loss) for the remainder of the year. Differences in taxable income from GAAP income (loss) reflect various accounting treatments for tax and GAAP, such as the accounting for discount and premium amortization, credit losses, stock options, compensation, asset impairments, changes in market valuations on certain assets, and hedges. Some of these differences create timing differences as to when the taxable income is earned, and the tax is paid, and when the GAAP income (loss) is recognized and the GAAP tax provision is recorded. Some of the differences are permanent as the income (or expense) may be recorded for tax and not for GAAP (or vice-versa). One such significant permanent difference is that, as a REIT, we are able to deduct for tax purposes the dividends paid to shareholders.

Our GAAP income (loss) and taxable income projections are adjusted to reflect actual results and may be revised based on updated information and these changes may lead to changes in our effective tax rate calculations over the course of the year. In the third quarter, our projections of GAAP income (loss) were adjusted as the result of the volatility in the pricing of assets and the subsequent negative market valuation adjustment recorded in the third quarter of 2007. As these negative market valuation adjustments generally do not have a tax effect until realized by sale of the asset, the projected tax liability was not generally affected but projected GAAP pre-tax income was significantly lowered. As a result of these revisions, our effective tax rate changed from our prior estimates.

We currently expect our 2007 taxable income before dividend distributions to be higher than our GAAP income (loss) primarily due to the accounting of discounts on CES and the market valuations taken on our assets for GAAP but not for tax. However, the dividend distribution of at least 90% of our REIT taxable

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 13. Taxes  – (continued)

income reduces our effective tax rate from the statutory levels. The following is a reconciliation of the statutory federal and state rates to the effective rates, as estimated for 2007 as of September 30, 2007 and for the full year of 2006.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	2007	2006
Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%
Differences in taxable income from GAAP income	206.6%	11.6%
Dividend paid deduction	(274.9)%	(46.3)%
Effective tax rate	(26.3)%	7.3%

Our policy for interest and penalties on material uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2003 to 2006 and State, years 2002 to 2006) as of September 30, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

The following table presents the carrying values and estimated fair market values of our financial instruments as of September 30, 2007 and December 31, 2006.

Fair Market Value of Financial Instruments

	September 30, 2007		December 31, 2006
(In Thousands)	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value
Assets
Real estate loans (held-for-investment)	$7,649,987	$7,527,701	$9,352,107	$9,268,914
Real estate loans (held-for-sale)	6,048	6,048	—	—
Real estate securities (available-for-sale)	2,926,388	2,926,388	3,232,767	3,232,767
Other real estate investments (trading)	25,300	25,300	—	—
Non-real estate investments	80,000	80,000	—	—
Cash and cash equivalents	309,544	309,544	168,016	168,016

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 14. Fair Market Value of Financial Instruments  – (continued)

	September 30, 2007		December 31, 2006
(In Thousands)	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value
Derivative assets	19,749	19,749	26,827	26,827
Restricted cash	137,062	137,062	112,167	112,167
Accrued interest receivable	50,473	50,473	70,769	70,769
Liabilities
Redwood debt	39,378	39,378	1,856,208	1,856,208
ABS issued
Sequoia	7,376,427	7,252,721	7,664,066	7,627,644
Acacia	3,420,654	2,837,101	2,309,673	2,302,427
Madrona	5,447	5,447	5,485	5,510
Total ABS issued	10,802,528	10,095,269	9,979,224	9,935,581
Derivative liabilities	28,477	28,477	6,214	6,214
Accrued interest payable	63,177	63,177	50,590	50,590
Subordinated notes	150,000	108,750	100,000	100,000

Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans
•	Residential real estate loan fair market values are determined by available market quotes and discounted cash flow analyses.
•	Commercial real estate loan fair market values are determined by appraisals on underlying collateral and discounted cash flow analyses.
•	Real estate securities
•	Real estate securities fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.
•	Other real estate investments
•	Other real estate investments fair market values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.
•	Non-real estate investments
•	Non-real estate investments fair market value approximates carrying value as the coupon rate is at LIBOR resetting monthly.
•	Derivative assets and liabilities
•	Fair market values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.
•	Cash and cash equivalents
•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair market values equal carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 14. Fair Market Value of Financial Instruments  – (continued)

•	Restricted cash
•	Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair market values approximate carrying values.
•	Accrued interest receivable and payable
•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short- term nature of when these interest payments will be received or paid, fair market values approximate carrying values.
•	Redwood debt
•	All Redwood debt is adjustable and matures within one year; fair market values approximate carrying values.
•	ABS issued
•	Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications
•	Commitments to purchase
•	Fair market values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.
•	Subordinated notes
•	Fair market values are determined using comparable market indicators of current pricing.

Note 15. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the difference between fair market value and amortized cost for both our real estate securities accounted for as AFS and our interest rate agreements accounted for as cash flow hedges. At September 30, 2007 the unrealized loss on AFS was $727 million, a decline of $813 million from the unrealized gain of $86 million at December 31, 2006.

Also included in accumulated other comprehensive income (loss) are any net gains or losses from interest rate agreements accounted for as cash flow hedges that have been terminated and where the hedge transactions are still likely to occur. At September 30, 2007, included in the $8.0 million of net unrealized losses on interest rate agreements were $3.3 million of net unrealized gains from terminated hedges, of which a minimal amount will be amortized into income over the next twelve months. At December 31, 2006, included in the $6.7 million of net unrealized gains on interest rate agreements were $0.6 million of net unrealized losses from terminated hedges.

The following table provides a summary of the components of accumulated other comprehensive income (loss) as of September 30, 2007 and December 31, 2006.

(In Thousands)	September 30, 2007	December 31, 2006
Net unrealized gains (losses) on real estate securities	$(727,115)	$86,434
Net unrealized gains (losses) on interest rate agreements accounted for as cash flow hedges	(7,967)	6,724
Total accumulated other comprehensive (loss) income	$(735,082)	$93,158

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans

Stock-Based Compensation

At January 1, 2006, upon adoption of FAS 123R, we had $19.3 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). At September 30, 2007, the unamortized costs totaled $12.1 million and will be expensed over the next six years, over half of which will be recognized over the next twelve months.

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of September 30, 2007 and December 31, 2006, 498,075 and 514,217 shares of common stock, respectively, were available for grant.

A summary of stock option activity during the three and nine months ended September 30, 2007 and 2006 is presented in the table below. See Note 2 for a discussion on the assumptions used to value stock options at grant date.

Stock Options Activity

	Three Months Ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Outstanding options at beginning of period	1,007,849	$34.81	1,507,226	$33.19
Options granted	—	—	—	—
Options exercised	(400)	32.99	(5,375)	32.25
Options forfeited	(1,886)	57.93	(101)	33.13
Outstanding options at period-end	1,005,563	$34.77	1,501,750	$33.20
Options exercisable at period-end	940,291	$33.30	1,317,160	$30.65
Weighted average fair market value of options granted during the period		$—		$—

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

	Nine Months Ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Outstanding options at beginning of period	1,072,622	$34.70	1,548,412	$32.60
Options granted	15,934	55.73	33,871	41.09
Options exercised	(64,572)	32.49	(79,016)	24.68
Options forfeited	(18,421)	56.80	(1,517)	40.63
Outstanding options at period-end	1,005,563	$34.77	1,501,750	$33.20
Options exercisable at period-end	940,291	$33.30	1,317,160	$30.65
Weighted average fair market value of options granted during the period		$4.30		$3.41

With the adoption of FAS 123R on January 1, 2006, the grant date fair market value of all remaining unvested stock options (which includes the value of any future dividend equivalent rights) is expensed to the consolidated statements of income (loss) over the remaining vesting period of each option.

For the three and nine months ended September 30, 2007, expenses related to stock options were $0.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2006, expenses related to stock options were $0.5 million and $1.5 million, respectively. As of September 30, 2007, there was $0.8 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of one year.

The total intrinsic value or gain (fair market value less exercise price) for options exercised was $2,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively. The net cash proceeds received from the exercise of stock options was $11,000 and $1.2 million for the three and nine months ended September 30, 2007, respectively.

The total gain for options exercised was $0.1 million and $1.4 million for the three and nine months ended September 30, 2006, respectively. The net cash proceeds received from the exercise of stock options was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

The aggregate intrinsic value of the options outstanding and options currently exercisable was $8.7 million and $25 million at September 30, 2007 and December 31, 2006, respectively.

In the first nine months of 2007, officers exercised 23,487 options and surrendered 15,715 shares to pay exercise costs and taxes of $1 million on the gains on the options exercised.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

The following table summarizes information about stock options outstanding at September 30, 2007.

Stock Options Exercise Prices as of September 30, 2007

	Options Outstanding			Options Exercisable
Range of Excise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10 to $20	314,783	1.90	$12.90	314,783	$12.90
$20 to $30	200,665	1.03	21.58	200,665	21.58
$30 to $40	2,500	5.61	36.19	2,500	36.19
$40 to $50	49,271	4.95	43.35	49,221	43.35
$50 to $60	438,344	6.10	55.54	373,122	55.46
$0 to $60	1,005,563	3.72		940,291

Restricted Stock

As of September 30, 2007 and December 31, 2006, 21,296 and 27,524 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through January 2011.

Restricted stock activity for the three and nine months ended September 30, 2007 and 2006 is presented in the table below. There were no restricted stock awards granted during the first nine months of 2007.

Restricted Stock Outstanding

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Restricted stock outstanding at the beginning of period	22,252	$50.02	18,186	$45.57
Restricted stock granted	—	—	—	—
Stock for which restrictions lapsed	(62)	40.49	—	—
Restricted stock forfeited	(894)	51.75	(436)	46.13
Restricted stock outstanding at end of period	21,296	$49.97	17,750	$45.55

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Restricted stock outstanding at the beginning of period	27,524	$49.57	21,038	$45.96
Restricted stock granted	—	—	247	40.49
Stock for which restrictions lapsed	(4,370)	46.79	(972)	53.74
Restricted stock forfeited	(1,858)	51.51	(2,563)	45.32
Restricted stock outstanding at end of period	21,296	$49.97	17,750	$45.55

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28), and FAS 123R. For both the three months ended September 30, 2007 and 2006, the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

expenses related to restricted stock were $0.1 million. For the nine months ended September 30, 2007 and 2006, the expenses related to restricted stock were $0.3 million and $0.2 million, respectively. As of September 30, 2007, there was $0.5 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them. Restrictions on some of the outstanding DSUs lapse through 2013.

For the three and nine months ended September 30, 2007, expenses related to DSUs were $2.4 million and $9.4 million, respectively. For the three and nine months ended September 30, 2006, expenses related to DSUs were $2.0 million and $6.5 million, respectively. As of September 30, 2007, there was $10.8 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of one year. As of December 31, 2006, there was $19.4 million of unrecognized compensation cost related to nonvested DSUs. As of September 30, 2007 and December 31, 2006, the number of outstanding DSUs that had vested was 273,436 and 153,073, respectively.

The tables below provide summaries relating to the DSUs balances as of September 30, 2007 and December 31, 2006, and activity, including the three and nine months ended September 30, 2007.

Deferred Stock Units

(In Thousands)	September 30, 2007	December 31, 2006
Value of DSUs at grant	$38,225	$36,542
Participant forfeitures	(1,206)	(110)
Distribution of DSUs	(2,715)	(347)
Change in value at period end since grant	(11,032)	6,763
Value of DSUs at end of period	$23,272	$42,848

Deferred Stock Units Activity

	Three Months Ended September 30,
	2007			2006
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	710,941	$34,395	$49.24	492,371	$24,042	$45.31
Grants of DSUs	9,247	340	36.77	1,025	50	48.46
Distribution of DSUs	(3,216)	(161)	50.14	—	—	—
Change in valuation during period	—	(10,418)	—	—	760	—
Participant forfeitures	(16,385)	(884)	53.96	—	—	—
Net change in number/value of DSUs	(10,354)	(11,123)	—	1,025	810	—
Balance at end of period	700,587	$23,272	$48.96	493,396	$24,852	$45.32

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

	Nine Months Ended September 30,
	2007			2006
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	737,740	$42,848	$48.91	418,126	$17,252	$45.65
Grants of DSUs	33,880	1,683	49.68	86,741	3,617	41.70
Distribution of DSUs	(50,498)	(2,368)	46.90	(11,471)	(347)	30.27
Change in valuation during period	—	(17,795)	—	—	4,330	—
Participant forfeitures	(20,535)	(1,096)	53.38	—	—	—
Net change in number/value of DSUs	(37,153)	(19,576)	—	75,270	7,600	—
Balance at end of period	700,587	$23,272	$48.96	493,396	$24,852	$45.32

Executive Deferred Compensation Plan

In May 2002, our board of directors approved the 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. For deferrals after July 1, 2004 and through December 31, 2006, the accrual rate is based on 120% of the long-term applicable federal rate (AFR) or the equivalent rate of employee preselected publicly traded mutual funds. For deferrals subsequent to December 31, 2006 — and beginning July 1, 2007, for all prior deferrals — the accrual rate is based on 120% of AFR. Participants may also use their deferrals to acquire additional DSUs.

For the three and nine months ended September 30, 2007, deferrals of $0.1 million and $1.5 million, respectively, were made under the EDCP. For the three and nine months ended September 30, 2006, deferrals of $0.5 million and $2.4 million, respectively, were made under the EDCP.

The following table provides detail on changes in participants’ EDCP accounts for the three and nine months ended September 30, 2007 and 2006.

EDCP Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Transfer into participants’ EDCP accounts	$136	$494	$1,484	$2,418
Accrued interest earned in EDCP	297	269	817	773
Participants’ withdrawals	(50)	—	(3,424)	(2,120)
Net change in participants’ EDCP accounts	$382	$763	$(1,123)	$1,071
Balance at beginning of period	$8,187	$7,313	$9,693	$7,005
Balance at end of period	$8,570	$8,076	$8,570	$8,076

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

The following table provides detail on the financial position of the EDCP at September 30, 2007 and December 31, 2006.

Balance of Participants’ EDCP Accounts

(In Thousands)	September 30, 2007	December 31, 2006
Participants’ deferrals	$5,807	$6,643
Accrued interest credited	2,763	3,050
Balance of participants’ EDCP accounts	$8,570	$9,693

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

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2007 and December 31, 2006, 44,729 and 35,570 shares have been purchased, respectively. As of September 30, 2007 and December 31, 2006, there remained a negligible amount of uninvested employee contributions in the ESPP.

The table below presents the activity in the ESPP for the three and nine months ended September 30, 2007 and 2006.

Employee Stock Purchase Plan

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Balance at beginning of period	$10	$5	$3	$13
Transfer in of participants’ payroll deductions from the ESPP	114	99	362	283
Cost of common stock issued to participants under the terms of the ESPP	(123)	(102)	(364)	(294)
Net change in participants’ equity	$(9)	$(3)	$(2)	$(11)
Balance at end of period	$1	$2	$1	$2

Note 17. Commitments and Contingencies

As of September 30, 2007, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $15.8 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we are subleasing this office space from another tenant through the end of 2007. The total lease payments to be made under the lease expiring in 2013 and the sublease, including certain free-rent periods, are being recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was $0.3 million for both the three months ended September 30, 2007 and 2006. Operating lease expense was

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 17. Commitments and Contingencies  – (continued)

$1.0 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at September 30, 2007 and December 31, 2006 was $3.3 million and $2.0 million, respectively.

Future Lease Commitments by Year

(In Thousands)	September 30, 2007
2007 (three months)	$339
2008	1,636
2009	1,680
2010	1,709
2011	1,831
2012 and thereafter	8,574
Total	$15,769

At September 30, 2007, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

At September 30, 2007 we had no loan purchase commitments to be recorded under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). The change in value of commitments during the quarter is included in market valuation adjustments, net on our consolidated statements of income (loss).

Stock Repurchases

We announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. There were no repurchases during the third quarter of 2007 and 1,000,000 shares remained available for repurchase under those plans.

Note 18. Recent Developments

On November 5, 2007, our Board of Directors authorized Redwood to purchase of up to 5,000,000 shares of Redwood common stock. The Board authorization replaces a previously Board-authorized stock purchase program under which Redwood had remaining authority to purchase up to 1,000,000.

On November 5, 2007 our Board of Directors declared a $0.75 per share dividend for the fourth quarter payable on January 22, 2008 to stockholders of record as of December 31, 2007 and a special dividend of $2.00 per share for 2007 payable on December 7, 2007 to stockholders of record as of November 26, 2007.

On October 11, 2007, Moody's Investors Service downgraded a number of securities issued in 2006 backed by sub prime first lien mortgages. We incorporated this downgrade information as it applies to securities we owned as of September 30, 2007 into our third quarter mark-to-market process and assessment of EITF 99-20 impairments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (SEC), including reports on Forms 10-K, 10-Q, and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the availability of high quality assets for purchase at attractive prices; declines in home prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, rating agency downgrades of securities and increases in the supply of real estate securities available for sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; and other factors not presently identified. This Form 10-Q contains statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Summary

Our Business

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

Results

The extensive price decline in real-estate securities that began earlier in the year accelerated during the third quarter and had a significant negative financial reporting impact on Redwood, as mark-to-market (MTM) adjustments to our real estate securities portfolio caused our GAAP book value and our GAAP earnings to decline significantly. We strongly believe the real economic impact on Redwood of diminished market values is significantly less severe than the financial reporting impact reflected in our GAAP financial statements. The primary reason for the divergence between economics and GAAP is the accounting treatment required for our investments in our Acacia CDO entities, which requires us to mark-to-market the assets owned by Acacia entities, but does not permit us to mark-to-market paired Acacia CDO issued liabilities. As a result of the GAAP accounting treatment, our investment in Acacia entities at the end of the third quarter was carried on our consolidated GAAP balance sheet with a negative stockholders’ equity balance of $580 million. From an economic perspective, the lowest possible economic value of our investments in the Acacia entities is zero. We believe our Acacia investments have positive value. We believe our September 30, 2007 consolidated stockholders’ equity of $149 million understates the value of our investment in Acacia entities by at least $580 million. See detailed Mark-to-Market Valuation Adjustments discussion below.

Our reported GAAP net loss was $61 million ($2.18 per share) in the third quarter of 2007, a decrease from net income of $32 million ($1.22 per share) for the third quarter of 2006. For the nine months ended September 30, 2007, our GAAP net loss was $31 million ($1.14 per share) a decrease from net income of $92 million ($3.51 per share) for the same period last year. Our GAAP return on equity was negative 29% for the three months ended September 30, 2007 compared to 13% for the three months ended September 30, 2006. GAAP return on equity was negative 4% for the nine months ended September 30, 2007 compared to 12% for the nine months ended September 30, 2006. In the third quarter of 2007, we declared a regular quarterly dividend of $0.75 per share. On November 5, 2007, our Board of Directors declared a $0.75 per share dividend for the fourth quarter payable on January 22, 2008 to stockholders of record as of December 31, 2007 and a special dividend of $2.00 per share for 2007 payable on December 7, 2007 to stockholders of record as of November 26, 2007.

Table 1 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2007	2006	2007	2006
Total interest income	$218,824	$223,649	$653,588	$667,769
Total interest expense	(165,230)	(174,673)	(499,083)	(528,847)
Net interest income	53,594	48,976	154,505	138,922
Operating expenses	(11,732)	(13,455)	(42,286)	(42,074)
Realized gains on sales and calls, net	1,824	5,690	5,708	15,740
Market valuation adjustments, net	(102,766)	(5,257)	(142,460)	(11,184)
Provision for income taxes	(1,837)	(3,538)	(6,659)	(9,563)
Net (loss) income	$(60,917)	$32,416	$(31,192)	$91,841
Diluted common shares	27,892,199	26,624,532	27,388,185	26,132,000
Net (loss) income per share	$(2.18)	$1.22	$(1.14)	$3.51

By far the largest factor in the decline of net income for the third quarter was a $98 million increase in negative mark-to-market valuation adjustments. Another factor negatively affecting our net income relative to the prior year third quarter was a $4 million decline from gains generated from sales and calls of assets.

On the positive side, our operating results for the third quarter of 2007 were strong. Net interest income increased to $54 million during the quarter, up from $49 million in the same period last year. Higher net interest income from our CES and IGS portfolios more than offset the decline from a reduced balance of adjustable-rate residential loans under our Sequoia program. Operating expenses were $12 million as compared to $13 million in the third quarter in 2006 primarily due to a reduction in compensation expense due to lower bonus accruals.

Our estimated taxable income was $1.74 per share and $4.88 per share for the three and nine months ended September 30, 2007, respectively. Our estimated REIT taxable income was $1.74 per share and $4.66 per share for the three and nine months ended September 30, 2007, respectively. Our REIT taxable income is the primary determinant of the minimum amount of dividends we must distribute in order to maintain our tax status as a real estate investment trust. Taxable income continues to run higher than GAAP income as we are not permitted to establish MTM valuation allowances or credit reserves for tax. We amortize more of our CES discount into income for tax and have a higher tax basis in these securities. Consequently, any future credit losses on our CES will have a more significant impact on tax earnings compared to GAAP earnings. See Potential Income Tax Volatility later in this document.

Quarterly Activity

Given the turmoil in the capital markets during the quarter, we limited our acquisition activity and focused our efforts on further strengthening our liquidity position and freeing up capital for deployment into higher yielding assets. We also focused our efforts on fostering and reinforcing business relationships to assure our business partners of our long-term positive market outlook.

During the third quarter, in order to free up capital, we securitized our whole loan inventory and sold AAA-rated securities. We realized some small losses on our asset sales, and the securitizations we completed during the quarter will likely generate a small negative yield for us in future quarters since the securities were sold at relatively high yields. Under the circumstances, we considered these outcomes to be an acceptable price to pay to free up capital for new asset acquisitions.

Capital and Liquidity

During the quarter, we took several actions to improve our overall liquidity position by increasing cash levels and decreasing our reliance on short-term borrowing which have become unstable. Our net liquidity position was strong at the beginning of the quarter and even stronger at the end of the quarter.

Table 2 Liquidity Position

(In Millions) (Unaudited)	September 30, 2007	June 30, 2007
Unrestricted cash	$310	$83
Unsecuritized residential loans	6	888
AAA-rated residential securities	45	168
Liquid assets	361	1,139
Repo and CP borrowings	(39)	(849)
Net liquidity position	$322	$290

At September 30, 2007, we had $298 million of excess capital, an increase from the $158 million excess capital we had at June 30, 2007 and the $183 million with which we began the year. We derive our excess capital figures by calculating the amount of cash we have available for investment if we fully leveraged our loans and securities in accordance with our internal risk-adjusted capital policies and deducted from the resulting cash balances an amount we believe is sufficient to fund operations and working capital, and provide for any liquidity risks. We include long-term subordinated notes as part of our capital base calculations.

Uses of capital during the nine month period ended September 30, 2007 included acquisitions ($365 million) and dividends ($63 million). Sources of capital included sales ($85 million), net recycling of capital through securitization ($184 million), equity issuance ($60 million), issuance of subordinated notes ($50 million), and net cash flows received from our portfolio after operating costs ($164 million).

We believe our strengthened liquidity and capital positions provide us with options and flexibility. We are well positioned to build our franchise and make good long-term investments in our core residential and commercial credit-enhancement business. In addition, if we believe Redwood shares are trading at attractive levels relative to other uses of cash, we have the liquidity and capital resources to repurchase Redwood shares. In that regard, on November 5, 2007, Redwood’s Board of Directors authorized Redwood to purchase up to 5,000,000 shares of Redwood common stock. The Board authorization replaces a previously Board-authorized stock purchase program under which Redwood had remaining authority to purchase up to 1,000,000 shares.

In the near term, we expect to finance most of our new investments with capital. In today’s turbulent market, CDO financing is unavailable and short-term borrowing facilities remain unstable. This condition will temporarily slow our acquisitions of loans and investment-grade securities, but it will not impact the acquisition of core residential and commercial credit-enhancement securities as we fund these assets with capital. We are beginning to see some attractive core business opportunities, in particular, for new and seasoned prime residential credit-enhancement securities.

Our rate of excess capital utilization will depend on future market conditions. In this market, large and attractive investment opportunities may arise suddenly. We expect that our current excess capital will be absorbed during the next one to three quarters.

Outlook

We believe the well publicized liquidity crisis has brought some long overdue changes to the residential and commercial mortgage markets. A renewed appreciation for credit risk has new asset spreads at the widest levels we have seen in years. More stringent underwriting is leading to improvements in loan quality, and the overall level of exuberance has greatly subsided. We have started to make attractive investments in new residential transactions and in seasoned assets sold at a discount by forced sellers. We expect to have excellent residential and commercial investment opportunities going forward, both for our balance sheet and for one or more third-party asset management accounts we intend to generate and market to generate fee income for Redwood.

We are also pursuing attractive investment opportunities to acquire CDO and subprime securities that are trading at high risk-adjusted returns. This represents a growing market opportunity that we believe could offer exceptional upside potential. Our subprime and CDO structuring and investment expertise gives us a competitive advantage in evaluating these investments. As we continue to allocate capital to our core residential and commercial credit-enhancement businesses, we expect that our capital available for investments in CDO and subprime securities will be limited. For that reason, we are considering raising third-party capital through a new fund to invest in these securities. Redwood will be an investor in and the asset manager of the fund. This structure will allow us to take advantage of market opportunities, expand our asset management business, and benefit from some of the potential investment upside.

Overall, credit preformance for our residential credit-enhancement securities (CES) remains favorable relative to our modeling expectations and reserve levels. Realized credit losses for tax remain low at $2 million for the quarter. Credit performance trends vary by the underlying collateral type and loan vintage. Our CES portfolio (by unpaid principal balance) is backed 77% by prime loans, 20% by alt-a option ARMs, and 3% by other alt-a loans and subprime. By vintage, 73% of our CES portfolio was originated in 2005 and prior and 27% was originated in 2006 and 2007. Credit performance for CES backed by 2005 and prior prime and alt-a option ARM loan vintages continues to exceed our initial modeling expectations. The credit performance for 2006 and 2007 for these same loan types is in line with our initial expectations, but is beginning to trend worse. While these loans were made to strong borrowers, we believe that ultimate credit performance will be closely tied to the economy, home prices, and interest rates. A slowing economy, higher unemployment, or further declines in home prices would have a negative impact, while further decreases in mortgage rates would offer an opportunity for some of these borrowers to refinance and would have a favorable impact. The credit performance for CES backed by other alt-a and subprime loans, which is a relatively small investment for us, is performing worse than our expectations.

We are also closely watching the credit performance of residential and CDO investment grade securities backed by 2006 and 2007 subprime and weak alt-a borrowers. These securities have incurred numerous downgrades from the rating agencies. Over 98% of these securities were financed through Acacia and our capital exposure is limited. These securities are preforming significantly worse than our initial credit expectations. Declining home prices, tightening credit standards, and little or no equity in their homes have left many of these borrowers with no option to refinance or modify their loans. Given the early results and the unfavorable outlook, we have reassessed and significantly increased our loss expectations on these securities.

The credit performance for our commerical CES remains strong. Credit losses on this portfolio to date total less than one basis point (.01%) of the underlying loans.

We expect that over the next two to three years, we will likely experience delinquencies and credit losses that will increase materially on a percentage basis in comparison to the low levels we experienced over the last few years. However, we believe we have established appropriate reserves for these increased losses and we expect most of our assets to produce healthy economic returns even with the increased losses that we currently anticipate. That being said, we do not know how long or how severe this credit cycle will be, and our current expectations about the level of future losses could be overly optimistic.

Overall, we believe the most appropriate expectation over the next few years is that credit losses will escalate and likely reduce the amount of our special dividends in the next several years. In a severe case — a case that we are not expecting despite current market turmoil — taxable income alone may be less than our regular dividend for some period of time.

Nevertheless, we believe we are in a great position, with a rare opportunity to invest and strengthen our business, given that many of our competitors have suffered from the impact of this market turmoil, most of our assets will continue to generate healthy cash flows, and we have a strong liquidity position with a lack of short-term debt and a large balance of cash to invest.

We have been through several liquidity and credit cycles in the past. Each time we have emerged as a stronger company, and we believe we are well positioned to do so again this time around. Our current liquidity position and our balance sheet are strong, and we believe we are in a good position to continue to develop our businesses and our competitive advantages over time.

Mark-to-Market Adjustment Discussion

Market Conditions

The mortgage market faced adversity in the third quarter of 2007 as the continued broad re-pricing of mortgage credit risk led to a severe contraction in market liquidity. The most dramatic price adjustments involved residential mortgage-backed securities (RMBS) and CDO securities backed by subprime and alt-a mortgages originated in 2006 and 2007.

We believe several converging factors led to the broad re-pricing, including general concerns over the decline in home prices, the rapid increase in the number of delinquent subprime and alt-a loans, the reduced willingness of investors to acquire commercial paper backed by mortgage collateral and the resulting contraction in market liquidity and availability of financing lines, the numerous rating agency downgrades of securities, and the increase in supply of securities potentially available for sale.

The downward spiraling of negative pricing adjustments on assets had a snowball effect as lower prices led to increased lender margin calls for some market participants, which in turn, forced additional selling, causing yet further declines in prices. These events continued to feed off each other through much of the quarter.

Normal market trading activity during the quarter was unusually light as uncertainty related to future loss estimates made it difficult for willing buyers and sellers to agree on price. This condition was particularly acute with respect to RMBS and CDO securities backed by 2006 and 2007 subprime and alt-a loans where market participants are setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next 12 to 36 months, including the severity of housing price declines and the overall strength of the economy.

The actions taken late in the quarter by the Federal Reserve to reduce the federal funds and discount rates provided some temporary market confidence. We caution that Federal Reserve actions alone are not likely to result in price stability as the aforementioned market concerns remain largely unresolved. From the end of the third quarter through the beginning of November, prices for RMBS and CDO securities continued to decline, in particular for those securities backed by 2006 and 2007 subprime loans.

Impact on Redwood

We believe that, in the long run, the widening spreads (reduction in asset prices) will be advantageous to us as we are buying and will continue to buy high quality assets at more attractive prices than we have seen in recent years.

During the quarter, we experienced no liquidity issues as all of our credit-sensitive investments were financed with capital or through our Acacia securitization entities. Additionally, we only had a small amount of less credit sensitive assets borrowed on repo facilities. Our cash balances exceed our short-term debt.

The continued extensive price decline in real estate securities in the third quarter had a significant negative GAAP financial reporting impact on Redwood, as mark-to-market (MTM) adjustments to our real estate securities portfolio caused our GAAP book value and our GAAP earnings to decline significantly. We strongly believe that the real economic effect of MTM is significantly less than the impact shown under GAAP. The primary reason for the divergence between economics and GAAP is the accounting treatment required for our investments in Acacia CDOs.

As a result of this accounting treatment, our investments in Acacia CDO entities, in which we have a net cash investment of $113 million, are carried in our reported GAAP consolidated statement of stockholders’ equity as having $580 million of negative book value at September 30, 2007. (See the non-GAAP pro forma consolidating balance sheet below). However, economically this investment cannot be worth less than zero, because even in the worst case, we cannot lose more than the amount we invested. Nonetheless, GAAP requires us to prepare our financials in a manner that could cause readers to conclude that we did lose more than we invested. The debt of Acacia is not an obligation of Redwood and we have not provided Acacia with any guarantees. Therefore, even if you assume that our investment in Acacia is worthless, our reported GAAP book value is understated by $580 million. Furthermore, we believe that our investments in Acacia have positive value and will continue to generate cash flow. Our calculation of the present value of the future cash flows (adjusted for projected credit losses) from Acacia entities discounted at 45% and 14% range from $55 million to $145 million. Due to the current market illiquidity for CDO equity, we would expect that the fair value of our Acacia investments to be on the lower end of the range rather than the higher end.

Unless the decline in prices that occurred early in the fourth quarter of 2007 recover by year end, we would be required to record additional mark-to-market valuation adjustments in the fourth quarter. These adjustments could result in our reporting negative stockholders’ equity at December 31, 2007.

Table 3 Non-GAAP Pro Forma Consolidating Balance Sheet

September 30, 2007 (In Millions) (Unaudited)	Redwood Excluding Acacia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$7,630	$26	$—	$7,656
Real estate & other securities	429	2,715	(113)	3,031
Cash and cash equivalents	310	—	—	310
Total earning assets	8,369	2,741	(113)	10,997
Restricted cash	14	123	—	137
Other assets	95	54	—	149
Total Assets	$8,478	$2,918	$(113)	$11,283
Redwood debt	$39	$—	$—	$39
Asset-backed securities issued	7,500	3,416	(113)	10,803
Subordinated notes	150	—	—	150
Other liabilities	60	82	—	142
Total Liabilities	7,749	3,498	(113)	11,134
Total Stockholders’ Equity	729	(580)	—	149
Total Liabilities and Stockholders’ Equity	$8,478	$2,918	$(113)	$11,283

The purpose of this pro forma presentation is to show the consolidating components to our balance sheet and to highlight the negative impact that Acacia has on our consolidated stockholders’ equity at quarter end. The Redwood excluding Acacia column reflects Redwood without any investment in Acacia entities. While the components reconcile to our consolidated GAAP balance sheet, this is a non-GAAP presentation. In a GAAP presentation, the Redwood excluding Acacia balance sheet shown above would have reflected an investment in Acacia and reflected the negative equity of Acacia.

Table 4 Non-GAAP Pro Forma Consolidating Income Statements

	Three Months Ended September 30, 2007
September 30, 2007 (In Millions) (Unaudited)	Redwood Excluding Acacia	Acacia	Redwood Consolidated
Net Interest Income	$42	$12	$54
Operating expenses	(12)	—	(12)
Realized gains on sales and calls, net	2	—	2
Market valuation adjustments, net	(18)	(85)	(103)
Net income (loss) before provision for income taxes	14	(73)	(59)
Provision for income taxes	(2)	—	(2)
Net Income (Loss)	$12	$(73)	$(61)

	Nine Months Ended September 30, 2007
	Redwood Excluding Acacia	Acacia	Redwood Consolidated
Net Interest Income	$120	$34	$154
Operating expenses	(42)	—	(42)
Realized gains on sales and calls, net	6	—	6
Market valuation adjustments, net	(44)	(98)	(142)
Net income (loss) before provision for income taxes	40	(64)	(24)
Provision for income taxes	(7)	—	(7)
Net Income (Loss)	$33	$(64)	$(31)

The purpose of this pro forma presentation is to show the consolidating components to our income statement and to highlight the negative impact that Acacia had on our consolidated net loss for the three and nine months ended September 30, 2007. While the components reconcile to our consolidated GAAP income statement, this is a non-GAAP presentation. In a GAAP presentation, the Redwood excluding Acacia income statement shown above would have reflected the loss from Acacia.

MTM adjustments on securities can result from a decline in the economic value of the securities (i.e., increased credit loss estimates reduce expected future cash flows), or from changes in market discount rates (i.e., the market requires a greater risk premium and/or interest rates rise), or a combination of both.

Total MTM adjustments taken during the three and nine months ended September 30, 2007 were $757 million and $969 million, respectively. The tables below show the breakdown of these MTM adjustments between Redwood and Acacia. They also detail the amounts that flowed through our income statement and stockholders’ equity. A summary of the accounting rules regarding MTMs is provided below.

Table 5 Non-GAAP Pro Forma Balance Sheet and Income Statement Information — Mark-to-Market Adjustments

	Three Months Ended September 30, 2007
(In Millions)	Redwood Excluding Acacia	Acacia	Total
Balance Sheet Impact
Reduction in stockholders' equity	$(98)	$(556)	$(654)
Income Statement Impact
Market valuation adjustments
Impairment on AFS securities	(15)	(68)	(83)
Fair value adjustment on trading assets	(3)	(17)	(20)
Total income statement impact	(18)	(85)	(103)
Total Mark-to-Market Adjustments	$(116)	$(641)	$(757)

	Nine Months Ended September 30, 2007
(In Millions)	Redwood Excluding Acacia	Acacia	Total
Balance Sheet Impact
Reduction in stockholders' equity	$(132)	$(696)	$(828)
Income Statement Impact
Market valuation adjustments
Impairment on AFS securities	(28)	(79)	(107)
Fair value adjustment on trading assets	(15)	(19)	(34)
Total income statement impact	(43)	(98)	(141)
Total Mark-to-Market Adjustments	$(175)	$(794)	$(969)

The purpose of this pro forma presentation is to show the consolidating components for total mark-to-market adjustments for the three and nine months ended September 30, 2007. These mark-to-market adjustments are further detailed by the balance sheet (stockholders’ equity) and income statement impact. This is a non-GAAP presentation. The total stockholders’ equity impact of $654 million and $828 million for the three and nine months ended September 30, 2007, respectively, agree to our consolidated statement of comprehensive income for those periods. The total income statement impact of $103 million and $141 million for the three and nine month periods ended September 30, 2007, respectively, agree to our consolidated income statement for those periods.

If the change in fair value for available-for-sale securities (AFS) is due solely to changes in market discount rates, then the entire MTM adjustment is flowed through our balance sheet as an adjustment to stockholders’ equity. These adjustments can go back and forth (positive or negative) from period to period.

If the change in fair value for AFS is accompanied by an adverse change in projected cash flows, then the entire MTM adjustment is flowed through the income statement. This is required even if the change in projected cash flows is small relative to the resulting MTM income statement charge. We offer the following example: Assume Redwood acquired a security for $100 and the value of this acquisition was based on $150 of future expected cash flows discounted at 12%. If at the end of an accounting period, the market value of the security was $50 and that value was based on $149 of future expected cash flows discounted at 25% (the prevailing market rates), the entire $50 change in value is considered “permanently impaired” for accounting purposes. AFS deemed permanently impaired for accounting purposes cannot be written back up through market valuation adjustments in our income statement. This does not mean the underlying security could not recover in economic or market value. If the economic value of an impaired security does recover, we would recognize this benefit for accounting purposes through a higher interest yield over time. It is often difficult to separate with precision how much of the change in fair value is driven by changes in expected cash flows versus changes in required market discount rates, but during periods of market illiquidity and uncertainty, the market discount rate component can be significant. Therefore, some of our securities classified as permanently impaired for accounting purposes during the third quarter may eventually prove to have significant economic value to us.

All changes in fair value for trading securities or derivative instruments flow through the income statement. These adjustments can be either positive or negative from period to period.

The table below details the total MTM adjustments by the underlying collateral type.

Table 6 Total Mark-to-Market Adjustments By Underlying Collateral Type

	Three Months Ended September 30, 2007
(In Millions)	IGS	CES	OREI & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(82)	$(131)	$—	$(213)	(16)%
Alt-a	(197)	(67)	(13)	(277)	(22)%
Subprime	(92)	(11)	(5)	(108)	(24)%
Residential total	(371)	(209)	(18)	(598)
Commercial	(6)	(56)	—	(62)	(11)%
CDO	(57)	(9)	—	(66)	(26)%
Interest rate agreements & other	—	—	(31)	(31)
Total Mark-to-Market Adjustments	$(434)	$(274)	$(49)	$(757)

	Nine Months Ended September 30, 2007
(In Millions)	IGS	CES	OREI & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(100)	$(146)	$1	$(245)	(19)%
Alt-a	(234)	(85)	(28)	(347)	(29)%
Subprime	(128)	(18)	(6)	(152)	(32)%
Residential total	(462)	(249)	(33)	(744)
Commercial	(13)	(101)	—	(114)	(20)%
CDO	(86)	(11)	—	(97)	(36)%
Interest rate agreements & other	—	—	(14)	(14)
Total Mark-to-Market Adjustments	$(561)	$(361)	$(47)	$(969)

(1)	This percentage represents the MTMs taken as a percentage of the reported market values at the beginning of the period, or purchase price if acquired during the period. It is intended to highlight the price declines by collateral type for the three and nine month periods ended September 30, 2007. These price declines are for our specific portfolio and may not be indicative of price declines in the market in general.

Acacia CDO Economics and Accounting Analysis

Economics

Under our Acacia program we re-securitize real estate securities using bankruptcy remote CDO entities that sell ABS (asset backed securities) to independent third party debt investors. We typically retain an equity interest in the Acacia CDOs and receive asset management fees. Our equity investments are entitled to the net cash flows (i.e., the net cash flows generated by the assets after deducting the money owed to the ABS debt holders) of the Acacia entities. Our share of any economic credit losses generated by the underlying Acacia assets are capped for us at the amount of our net equity investment, with the remainder of losses borne by the ABS holders.

As a hypothetical example, an Acacia CDO transaction might have $300 million of assets, $285 million of liabilities (ABS issued), and $15 million of equity. If in any year the assets earned 6% or $18 million, and the ABS were paid interest of 5% or $14.25 million, our equity would be entitled to a distribution of $3.75 million in that year. In certain circumstances, our equity cash distributions can be disrupted based on rating agency down-grades or due to a deterioration in collateral performance.

We have ten Acacia CDO transactions outstanding. Our investment in each of these transactions are separate and independent, thus diminished cash flow generated by any one of our CDO equity investments would have no effect on our other CDO equity investments. During the three and nine months ended September 30, 2007, we collected $5.3 million and $14.6 million, respectively, of cash flow distributions from our Acacia investments. Currently, we are continuing to receive distributions from all Acacias. We are closely monitoring the four Acacia transactions issued since August 2006 as further rating agency down-grades or further deterioration in collateral performance could disrupt cash distributions from these Acacia entities. During the three and nine months ended September 30, 2007, we received cash distributions of $1.5 million and $3.4 million, respectively, from these four Acacia entities (Acacia’s 10, 11, 12, and option ARM).

We believe the best measure of economic value for our Acacia equity investment is the net present value of the future cash flow distributions, though we would caution that in this environment it is particularly difficult to predict future cash flows with much certainty given the potential for future rating agency down-grades and the uncertainties around future credit performance and the problems in the housing market that we discussed above. Our calculation of the present value of the future cash flows (adjusted for projected credit losses) from Acacia entities discounted at 45% and 14% range from $55 million to $145 million. Due to the current market illiquidity for CDO equity, we would expect that the fair value of our Acacia investments to be on the lower end of the range rather than the higher end. Our initial cash investment in these Acacia transactions was $140 million. Cumulatively, we have received cash distributions of $27 million on our investments in these Acacia entities. In addition, we received management fees of $8 million.

Accounting

The assets, liabilities, and earnings from the Acacia entities are consolidated for GAAP purposes with Redwood. Over time, the economic and GAAP results of Acacia will be the same. However, there can be interim periods of time when GAAP and economic losses diverge significantly. This results from the fact that under GAAP we are not permitted to adjust the carrying values of our Acacia liabilities until actual losses are passed through to debt holders or the securitization is called (which may not occur for a significant period of time), but we are required to mark-to-market all of the Acacia assets on a quarterly basis. This GAAP accounting treatment resulted in the carrying value of Acacia to be negative $580 million. However, since the economic value of our equity investment cannot be less than zero, our September 30, 2007 consolidated GAAP book value of $149 million understates the value of Acacia by at least $580 million.

The divergence between economic and accounting results is highlighted by Acacia OA (option ARM) in the table below. We made a $14 million cash investment. We have already recognized $20 million of losses through the income statement ($6 million more than our investment). In addition we have further reduced stockholders’ equity by $149 million for negative MTM adjustments. Thus, our $14 million investment is carried at a $155 million negative book value on our consolidated balance sheet at September 30, 2007.

Table 7 Acacia Balance Sheets

September 30, 2007 (In Millions)	Acacia 5 Issued Jul-04	Acacia 6 Issued Nov-04	Acacia 7 Issued Mar-05	Acacia 8 Issued Jul-05	Acacia CRE1 Issued Dec-05	Acacia 9 Issued Mar-06	Acacia 10 Issued Aug-06	Acacia 11 Issued Feb-07	Acacia OA Issued May-07	Acacia 12 Issued Jun-08	Consolidated Acacia
Real estate investments
Current face	$247	$283	$293	$288	$300	$301	$503	$499	$424	$484	$3,622
Unamortized discount, net	(6)	(9)	(8)	(18)	(32)	(10)	(43)	(29)	(5)	(35)	(195)
Designated credit reserve	(2)	(3)	(2)	(5)	—	(3)	(37)	(32)	—	(15)	(99)
Unrealized (losses)	(26)	(35)	(33)	(45)	(41)	(50)	(88)	(109)	(149)	(92)	(668)
Other investments	—	—	—	—	—	—	1	—	80	—	81
Total earning assets	213	236	250	220	227	238	336	329	350	342	2,741
Restricted cash	17	15	18	12	6	6	5	5	14	25	123
Other assets	2	3	4	5	9	4	5	6	9	7	54
Total Assets	$232	$254	$272	$237	$242	$248	$346	$340	$373	$374	$2,918
ABS issued	$242	$269	$279	$250	$262	$277	$412	$472	$495	$458	$3,416
Other liabilities	2	8	10	2	4	4	7	3	33	9	82
Total Liabilities	244	277	289	252	266	281	419	475	528	467	3,498
Initial investment	8	8	11	18	14	11	29	5	14	22	140
Cummulative earnings (losses)	10	8	5	13	7	8	(6)	(27)	(20)	(21)	(23)
Cummulative distributions	(6)	(6)	(3)	(4)	(2)	(2)	(3)	(1)	—	—	(27)
OCI	(24)	(33)	(30)	(42)	(43)	(50)	(93)	(112)	(149)	(94)	(670)
Total Equity	(12)	(23)	(17)	(15)	(24)	(33)	(73)	(135)	(155)	(93)	(580)
Total Liabilities and Equity	$232	$254	$272	$237	$242	$248	$346	$340	$373	$374	$2,918
Summary of cash activity
Initial investment	$(8)	$(8)	$(11)	$(18)	$(14)	$(11)	$(29)	$(5)	$(14)	$(22)	$(140)
Cash received	6	6	3	4	2	2	3	1	—	—	27
Net Cash Flow to Date	$(2)	$(2)	$(8)	$(14)	$(12)	$(9)	$(26)	$(4)	$(14)	$(22)	$(113)

With respect to the four Acacia transactions that currently concern us, our net cash investment as of September 30, 2007 was $66 million. From a GAAP income statement standpoint, we have already collectively recognized losses of $74 million. Therefore, we have already effectively taken $8 million of write-offs through the income statement in excess of these investments.

On January 1, 2008, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159) becomes effective. If adopted by us, FAS 159 will enable us to mark-to-market the Acacia liabilities. We are considering adopting FAS 159 for valuing the assets and liabilities owned by Acacia on January 1, 2008. These rules may allow us to better conform our book value and GAAP income results more closely to what we believe economic reality to be. However, we do not believe the new rules will address all of the related mark-to-market challenges and our reported numbers are likely to remain volatile.

The following table details Acacia’s exposure to different collateral types owned by Acacia entities.

Table 8 Acacia Underlying Collateral Type

September 30, 2007 (In Millions)	Acacia 5 Issued Jul-04	Acacia 6 Issued Nov-04	Acacia 7 Issued Mar-05	Acacia 8 Issued Jul-05	Acacia CRE1 Issued Dec-05	Acacia 9 Issued Mar-06	Acacia 10 Issued Aug-06	Acacia 11 Issued Feb-07	Acacia OA Issued May-07	Acacia 12 Issued Jun-07	Total
Resi IGS
Prime Sequoia	$15	$15	$11	$6	$1	$3	$4	$3	$8	$21	$87
Prime Other	43	57	73	77	52	133	115	52	9	60	671
Alt-a	27	18	25	23	5	23	44	124	244	125	658
Subprime	62	81	66	8	—	12	11	31	2	39	312
Resi CES
Prime Sequoia	3	5	4	7	—	2	5	—	—	—	26
Prime Other	28	23	16	42	—	25	102	26	—	15	277
Alt-a	1	6	3	16	—	3	3	25	—	10	67
Subprime	—	—	—	—	—	—	5	4	—	3	12
COMM IGS	12	11	8	9	56	3	1	—	—	3	103
COMM CES	2	5	16	24	86	15	29	26	—	35	238
COMM Loans	4	—	9	4	9	—	—	—	—	—	26
CDO: CMBS	3	2	2	—	18	12	10	20	7	9	83
CDO: RMBS	13	13	17	4	—	7	6	18	—	22	100
GIC	—	—	—	—	—	—	—	—	80	—	80
Other	—	—	—	—	—	—	1	—	—	—	1
Totals	$213	$236	$250	$220	$227	$238	$336	$329	$350	$342	$2,741

Mark-to-Market Valuation Process

Our fair market values reflect what we believe we could realize if we chose to sell our securities. However, most of our securities (in particular our CES and CDO investments) are generally illiquid. Consequently, establishing fair market values for these securities is inherently subjective and is dependent upon modeling assumptions and indications of value obtained from brokers or dealers.

As a consequence of limited trading visibility during the quarter and the significant uncertainties regarding credit loss levels, the fair market values underpinning our market valuation adjustments are based on facts that are far less certain than has historically been the case in prior periods. We expect that the market valuations will continue to be highly volatile over time.

To establish fair market values at September 30, 2007, we relied heavily on indications of value (marks) from dealers, and to a lesser extent, on values derived from our internal cash flow modeling. We received third party dealer marks (that may or may not be based on actual trades or their own internal models) on 89% of the number of securities reflected on our balance sheet, and with respect to the remaining 11% for which we did not receive third party dealer marks, we used our internal model to establish fair value.

We compared all of the dealers’ marks to our internal model for reasonableness. As a result of this process, we accepted some of these marks as an indication of fair value and rejected others. If we rejected the dealer mark, we used our internal model. The table below details the breakdown of internal and external inputs used.

In only 3% of the cases in which we had a third party dealer mark did we value securities above the dealer mark. For these 3%, the difference between the lower dealer marks and our higher internal marks was $9.6 million at September 30, 2007.

Table 9 Mark-to-Market Valuation Inputs

September 30, 2007
RWT Internal Model:
No external dealer marks received	11%
External Dealer Marks Received:
External mark accepted	69%
External mark received but a lower internal mark used	17%
External mark received but a higher internal mark used	3%
Total	100%

Our internal pricing model calculates fair value based on the net present value of projected future cash flows of each individual security. This calculation is dependent on a number of assumptions including: future interest rates, prepayment rates, market discount rates, and timing and amount of future credit losses. The valuation parameters of these models are calibrated to what we believe are bid-side fair market assumptions. The dealers we receive indications from are active participants in capital markets. It is likely that many of the dealer marks we received this period were based on pricing models and not on actual trade information. Their indications of values are based on a variety of assumptions they do not share and may prove to be inaccurate.

Results of Operations

Interest Income

Total interest income consists of interest earned on consolidated earning assets adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on real estate loans, real estate securities, other real estate investments, non-real estate investments, and cash.

Table 10 Interest Income and Yield

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
(Dollars in Thousands)	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield
Real estate loans, net of provision for credit losses	$116,670	53.32%	$7,899,110	5.91%	$—	66.63%	$9,979,261	5.97%
Real estate securities	94,776	43.31%	3,776,850	10.04%	72,759	32.53%	2,697,903	10.79%
Other real estate investments	1,275	0.58%	31,187	16.36%	—	—	—	—
Non-real estate investments	1,143	0.52%	80,000	5.71%	—	—	—	—
Cash and cash equivalents	4,960	2.27%	406,094	4.89%	1,872	0.84%	183,323	4.08%
Total interest income	$218,824	100.00%	$12,193,241	7.18%	$223,649	100.00%	$12,860,487	6.96%

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
(Dollars in Thousands)	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield
Real estate loans, net of provision for credit losses	$363,097	55.55%	$8,293,563	5.84%	$470,893	70.52%	$11,127,318	5.64%
Real estate securities	273,427	41.83%	3,572,533	10.20%	189,656	28.40%	2,530,248	9.99%
Other real estate investments	4,409	0.67%	37,450	15.70%	—	—	—	—
Non-real estate investments	1,607	0.25%	39,853	5.37%	—	—	—	—
Cash and cash equivalents	11,048	1.69%	315,054	4.68%	7,220	1.08%	224,418	4.29%
Total interest income	$653,588	100.00%	$12,258,453	7.11%	$667,769	100.00%	$13,881,984	6.41%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.

Table 11 Volume and Rate Changes for Interest Income

	Change in Interest Income Three Months Ended September 30, 2007 Versus September 30, 2006
(In Thousands)	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(31,062)	$(1,286)	$(32,348)
Real estate securities	29,098	(7,081)	22,017
Other real estate investments	1,275	—	1,275
Non-real estate investments	1,143	—	1,143
Cash and cash equivalents	2,275	813	3,088
Total interest income	$2,729	$(7,554)	$(4,825)

	Change in Interest Income Nine Months Ended September 30, 2007 Versus September 30, 2006
(In Thousands)	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(119,921)	$12,125	$(107,796)
Real estate securities	78,125	5,646	83,771
Other real estate investments	4,409	—	4,409
Non-real estate investments	1,607	—	1,607
Cash and cash equivalents	2,916	912	3,828
Total interest income	$(32,864)	$18,683	$(14,181)

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

Interest Income — Real Estate Loans

The following tables provide detail on interest income earned on our residential and commercial real estate loan portfolios for the three and nine months ended September 30, 2007 and 2006.

Table 12 Consolidated Real Estate Loans

						Three Months Ended September 30, 2007 Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$126,131	$(8,376)	$(1,507)	$116,248	$7,873,323	6.41%	(0.50)%	5.91%
Commercial loans	401	21	—	422	25,787	6.22%	0.33%	6.54%
Total loans	$126,532	$(8,355)	$(1,507)	$116,670	$7,899,110	6.41%	(0.50)%	5.91%

						Three Months Ended September 30, 2006 Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$160,213	$(11,254)	$(465)	$148,494	$9,947,067	6.44%	(0.47)%	5.97%
Commercial loans	502	22	—	524	32,194	6.24%	0.27%	6.51%
Total loans	$160,715	$(11,232)	$(465)	$149,018	$9,979,261	6.44%	(0.47)%	5.97%

						Nine Months Ended September 30, 2007 Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$401,028	$(30,989)	$(5,488)	$364,550	$8,266,966	6.47%	(0.59)%	5.88%
Commercial loans	833	62	(2,348)	(1,453)	26,597	4.18%	(11.46)%	(7.28)%
Total loans	$401,861	$(30,927)	$(7,836)	$363,097	$8,293,563	6.46%	(0.62)%	5.84%

						Nine Months Ended September 30, 2006 Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Reversal of Provision For Credit Losses	Total Interest Income	Average Balance	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$501,821	$(35,402)	$1,900	$468,319	$11,083,447	6.04%	(0.41)%	5.63%
Commercial loans	2,468	141	(35)	2,574	43,871	7.50%	0.32%	7.82%
Total loans	$504,289	$(35,261)	$1,865	$470,893	$11,127,318	6.04%	(0.40)%	5.64%

Residential Real Estate Loans

Interest income on residential real estate loans decreased to $116 million and $365 million for the three and nine months ended September 30, 2007, respectively, from $148 million and $468 million for the three and nine months ended September 30, 2006, respectively. This was primarily a result of lower average balances of residential real estate loans. We continue to experience high prepayments (but at a reduced rate compared to 2006) within our existing portfolio of LIBOR-indexed ARMs and had a relatively low level of new loan acquisitions. This decline in balances was only partially offset by increased yields due to increases in the short-term interest rates to which most of the residential real estate loans are indexed.

Our residential real estate loan balance was $7.6 billion at September 30, 2007 and $9.3 billion at December 31, 2006. Of the $7.6 billion residential loan balance at September 30, 2007, 73% were one- and six-month LIBOR adjustable-rate residential loans (LIBOR ARMs). The flat yield curve, which has been flattening since 2005, has led to fast prepayments on existing LIBOR ARMs and caused origination volume of new LIBOR ARMs to significantly decline. The average constant prepayment rate (CPR) for our LIBOR ARMs was 41% in the nine months ended September 30, 2007 and was 46% for all of 2006.

Loan premium amortization expense was $8 million and $31 million for the three and nine months ended September 30, 2007, respectively, and $11 million and $35 million for the three months and nine months ended September 30, 2006, respectively. On a percentage basis, loan premium amortization expense for our LIBOR ARMs continues to lag the decrease in our LIBOR ARM residential loan balance. The reason for this anomaly relates to the loan premium amortization method we use for loans acquired prior to July 2004, which represented 37% of the loan balance at September 30, 2007. For these loans, the premium amortization rate is somewhat influenced by prepayments, but is more significantly influenced by short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization potentially accelerates in a material way. See the Potential for GAAP Earnings Volatility discussion later in this document. For the remainder of the loans (those acquired after July 2004), we use a different accounting method for premium amortization, and as a result, the percentage of amortization is more closely correlated to prepayment rates regardless of changes in short-term interest rates.

During the third quarter of 2007, our provision for credit losses for residential loans was $1.5 million. On a percentage basis, our credit reserve stayed constant at 0.20% of the residential loan balance at September 30, 2007 compared to June 30, 2007, which was a slight reduction from 0.22% at December 31, 2006. Serious delinquencies in residential loans have increased from 0.71% of the current loan balance at December 31, 2006 to 0.74% at September 30, 2007. As the outstanding balance of residential loans on our consolidated balance sheet decreases, and is not replaced by new loans and we continue to charge off loans, our credit reserve as a percentage basis will start to rise again. Delinquencies as a percentage of original balance decreased from 0.21% at December 31, 2006 to 0.20% at September 30, 2007. The percentages shown above for September 30, 2007 exclude $7 million (of principal) delinquencies on loans that were transferred during the quarter from held-for-investment to held-for-sale. The transferred loans are carried at the lower of cost or fair market value on a loan-by-loan basis. In connection with this transfer the credit reserve was reduced by $1 million. There were no held-for-sale residential loans at December 31, 2006.

Commercial Real Estate Loans

Interest income on commercial real estate loans decreased by $4 million for the nine months ended September 30, 2007 from the same period last year. The majority of the reduction related to fully reserving for an anticipated loss on a mezzanine commercial loan financing a condominium-conversion project during the first quarter of 2007. Cost over-runs and changing market conditions make it probable that we will not collect any outstanding principal or accrued interest upon completion of the project. The total charge for this loan was $3 million, of which $2 million related to principal and $1 million to accrued interest.

Interest Income — Real Estate Securities

The tables below present the income and yields of the components of our real estate securities for the three and nine months ended September 30, 2007 and 2006.

Table 13 Real Estate Securities — Interest Income and Yield

(Dollars in Thousands)					Yield as a Result of
Three Months Ended September 30, 2007	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$35,460	$1,900	$37,360	$2,211,298	6.41%	0.34%	6.75%
Commercial	1,736	60	1,796	115,844	5.99%	0.21%	6.20%
CDO	4,505	60	4,565	253,131	7.12%	0.09%	7.22%
Total IGS	$41,701	$2,020	$43,721	$2,580,273	6.46%	0.31%	6.77%
CES
Residential	$20,486	$18,431	$38,917	$698,711	11.73%	10.55%	22.28%
Commercial	11,186	65	11,251	474,813	9.42%	0.05%	9.48%
CDO	887	—	887	23,053	15.39%	—	15.39%
Total CES	$32,559	$18,496	$51,055	$1,196,577	10.88%	6.18%	17.07%
Total real estate securities	$74,260	$20,516	$94,776	$3,776,850	7.87%	2.17%	10.04%

					Yield as a Result of
Three Months Ended September 30, 2006	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$22,700	$2,261	$24,961	$1,404,281	6.47%	0.64%	7.11%
Commercial	2,235	107	2,342	128,355	6.97%	0.33%	7.30%
CDO	2,876	5	2,881	174,363	6.60%	0.01%	6.61%
Total IGS	$27,811	$2,373	$30,184	$1,706,999	6.51%	0.56%	7.07%
CES
Residential	$18,668	$15,917	$34,585	$641,694	11.64%	9.92%	21.56%
Commercial	7,832	(451)	7,381	328,211	9.55%	(0.55)%	9.00%
CDO	609	—	609	20,999	11.60%	—	11.60%
Total CES	$27,109	$15,466	$42,575	$990,904	10.95%	6.24%	17.19%
Total real estate securities	$54,920	$17,839	$72,759	$2,697,903	8.15%	2.64%	10.79%

					Yield as a Result of
Nine Months Ended September 30, 2007	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$97,168	$5,670	$102,838	$2,043,427	6.34%	0.37%	6.71%
Commercial	5,302	196	5,498	118,702	5.96%	0.22%	6.18%
CDO	12,946	123	13,069	248,689	6.93%	0.07%	7.01%
Total IGS	$115,416	$5,989	$121,405	$2,410,818	6.38%	0.33%	6.71%
CES
Residential	$59,076	$58,388	$117,464	$689,272	11.43%	11.29%	22.72%
Commercial	32,256	256	32,512	452,503	9.50%	0.08%	9.58%
CDO	2,046	—	2,046	19,940	13.68%	—	13.68%
Total CES	$93,378	$58,644	$152,022	$1,161,715	10.72%	6.73%	17.45%
Total real estate securities	$208,794	$64,633	$273,427	$3,572,533	7.79%	2.41%	10.20%

					Yield as a Result of
Nine Months Ended September 30, 2006	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$62,016	$5,411	$67,427	$1,354,833	6.11%	0.53%	6.64%
Commercial	7,187	168	7,355	147,419	6.50%	0.15%	6.65%
CDO	7,451	20	7,471	167,949	5.91%	0.02%	5.93%
Total IGS	$76,654	$5,599	$82,253	$1,670,201	6.12%	0.45%	6.57%
CES
Residential	$48,897	$39,992	$88,889	$577,563	11.29%	9.23%	20.52%
Commercial	18,501	(1,271)	17,230	265,923	9.28%	(0.64)%	8.64%
CDO	1,284	—	1,284	16,560	10.34%	—	10.34%
Total CES	$68,682	$38,721	$107,403	860,047	10.65%	6.00%	16.65%
Total real estate securities	$145,336	$44,320	$189,656	$2,530,248	7.65%	2.34%	9.99%

Investment-Grade Securities

Interest income from IGS increased to $44 million in the three months ended September 30, 2007 as compared to $30 million for the three months ended September 30, 2006, due primarily to portfolio growth. The year over year changes for the nine month periods follow the same trend. The majority of the IGS acquired over the past year were residential, in part because comparably rated commercial securities traded at relatively higher prices and lower yields. In the aggregate, yields for the comparable three months ended September 30, 2007 are lower, while yields for the nine months ended September 30, 2007 are slightly higher, than in the earlier periods.

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

Interest income from our residential CES was $39 million for the three months ended September 30, 2007, a $4 million increase over the same period in 2006. This increase is the result of slightly higher yields and average balances. The high yields continue to be produced from the strong credit performance and faster than anticipated prepayment rates on adjustable rate mortgages (ARMs). ARMs represented (by market value) 50% of our residential CES portfolio at September 30, 2007, and average actual prepayment rates were in excess of 31% in the third quarter of 2007 compared to our initial expectations (at the time of acquisition) of 20% to 25%.

We own residential real estate securities that are backed by option ARMs, which give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARM securities depends on our expectation of collectibility. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. For the third quarter of 2007, we recognized $1 million of neg am interest on securities rated BB and higher. For the third quarter of 2006, we recognized $2 million. During these time periods, we deferred recognition of neg am interest of $1 million, on our unrated and B-rated securities. For these securities we do not currently expect to collect the neg am interest and will recognize this deferred interest if cash is received. Our cumulative deferred neg am interest is $8 million at September 30, 2007. We will continue to monitor and assess these assumptions.

Commercial Credit-Enhancement Securities

Interest income from our commercial CES was $11 million for the third quarter of 2007, a $4 million increase over the same period in 2006. This increase is primarily the result of a higher average balances. Interest income for the nine months ended September 30, 2007 was a $16 million increase over the same period in 2006 for similar reasons.

The average yield earned on our commercial CES portfolio for the third quarter of 2007 was 9.47%. The yield was low relative to our other CES due to our credit loss assumptions. Similar to residential, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. As a result, it will take several years to further observe credit performance and re-assess our loss assumptions. A decrease in loss assumptions would result in higher yields (an increase in discount amortization) while increased loss assumptions would lead to lower yields or impairments.

Interest Income — Other Real Estate Investments

The table below presents the interest income, average balances, and yield on our other real estate investments for the three and nine months ended September 30, 2007. We did not hold other real estate investments for the three and nine months ended September 30, 2006.

Table 14 Other Real Estate Investments — Interest Income and Yield

(In Thousands)	Interest Income	Average Balance	Yield as a Result of Interest Income
Three Months Ended September 30, 2007	$1,275	$31,187	16.36%
Nine Months Ended September 30, 2007	$4,409	$37,450	15.70%

Other real estate investments consist of residential IOs, NIMs, and residuals. In prior periods, these assets were included in real estate securities. The majority of the interest income was from residuals we purchased in the first nine months of 2007. Since we account for these assets as trading assets, the yield on other real estate investments should be considered in conjunction with the market valuation adjustments recognized through the income statement on these assets during the first nine months of 2007, as discussed further later in this document.

Interest Income — Cash and Cash Equivalents,

Interest income from cash and cash equivalents was $5 million and $2 million for the three months ended September 30, 2007 and 2006, respectively, and $11 million and $7 million for the nine months ended September 30, 2007 and 2006, respectively. Average cash balances were higher for 2007 as compared to the periods for 2006 as we have higher levels of excess capital in 2007 as compared to 2006. Yields were marginally higher for 2007 as compared to the periods for 2006.

Interest Expense

Interest expense consists of interest incurred on consolidated ABS issued from sponsored securitization entities, Redwood debt, and subordinated notes.

The table below presents our interest expense and balances for these components for the three and nine months ended September 30, 2007 and 2006.

Table 15 Total Interest Expense

	Three Months Ended September 30,
(Dollars in Thousands)	2007	2006
Interest expense on consolidated ABS issued	$156,222	$165,251
Interest expense on Redwood debt	5,858	9,422
Interest expense on subordinated notes	3,150	—
Total interest expense on total obligations	$165,230	$174,673
Average balance of ABS issued	$10,831,881	$11,684,412
Average balance of Redwood debt	399,068	647,978
Average balance of subordinated notes	145,813	—
Average total obligations	$11,376,762	$12,332,390
Cost of funds of ABS issued	5.77%	5.66%
Cost of funds of Redwood debt	5.87%	5.82%
Cost of funds of subordinated notes	8.64%	—
Total cost of funds of obligations	5.81%	5.67%

	Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006
Interest expense on consolidated ABS issued	$431,709	$515,531
Interest expense on Redwood debt	59,652	13,316
Interest expense on subordinated notes	7,722	—
Total interest expense on total obligations	$499,083	$528,847
Average balance of ABS issued	$10,045,707	$13,094,871
Average balance of Redwood debt	1,361,136	292,129
Average balance of subordinated notes	120,432	—
Average total obligations	$11,527,275	$13,387,000
Cost of funds of ABS issued	5.73%	5.25%
Cost of funds of Redwood debt	5.84%	6.08%
Cost of funds of subordinated notes	8.55%	—
Total cost of funds of obligations	5.77%	5.27%

Total consolidated interest expense decreased to $165 million in the third quarter of 2007 from $175 million in the third quarter of 2006. The primary reason relates to a decline in interest expense on ABS issued.

Interest expense on consolidated ABS decreased by $9 million in the third quarter of 2007 from $165 million in the third quarter of 2006. The reduction in consolidated ABS interest expense was caused by a decline in the average balance of outstanding consolidated ABS issued as a result of prepayments of the loans within these securitization entities. Offsetting some of the decline in balances was the higher cost of funds due to an increase in short-term interest rates as most of our debt and consolidated ABS issued is indexed to one-, three-, or six-months LIBOR. These factors are illustrated in the volume and rate change table below.

The decrease in Redwood debt interest expense of $4 million in the third quarter of 2007 compared to the same period last year was the result of decreased use of Redwood debt to fund loans and securities in the third quarter of 2007. During the first nine months of 2007, Redwood debt interest expense increased over the same period of 2006. The average balance of our outstanding Redwood debt during the first nine months of 2007 increased by $1 billion over the same period last year. This increase represented financing for the acquisition of residential real estate loans (in part, from calling some older Sequoia loan securitizations) and financing for the acquisition of real estate securities during the early part of the year.

Our subordinated notes (issued December 2006 and May 2007) pay interest expense at three month LIBOR plus 225 basis points (2.25%) . The cost of funds accrued on these notes includes the amortization of deal costs.

Total consolidated interest expense decreased to $499 million in the first nine months of 2007 from $529 million in the first nine months of 2006 for the same reasons as previously discussed for the changes in third quarter of 2007 as compared to 2006. Interest expense on consolidated ABS decreased by $84 million in the first nine months of 2007, as compared to the first nine months of 2006. This decline was partially offset by a $46 million increase in interest expense on Redwood debt. There was also an $8 million increase for interest expense on subordinated notes.

The table below illustrates the factors for the reduction in consolidated ABS interest expense.

Table 16 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Three Months Ended September 30, 2007 vs. September 30, 2006
(In Thousands)	Volume	Rate	Total Change
Interest expense on ABS	$(12,057)	$3,028	$(9,029)
Interest expense on Redwood debt	(3,619)	55	(3,564)
Interest expense on subordinated notes	3,150	—	3,150
Total interest expense on total obligation	$(12,526)	$3,083	$(9,443)

	Change in Interest Expense Nine Months Ended September 30, 2007 vs. September 30, 2006
(In Thousands)	Volume	Rate	Total Change
Interest expense on ABS	$(120,042)	$36,220	$(83,822)
Interest expense on Redwood debt	48,728	(2,392)	46,336
Interest expense on subordinated notes	7,722	—	7,722
Total interest expense on total obligation	$(63,592)	$33,828	$(29,764)

Note: Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for the three and nine months ended September 30, 2007 and 2006. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only (IO) securities.

Table 17 Cost of Funds of Asset-Backed Securities Issued

	Three Months Ended September 30,
(Dollars in Thousands)	2007	2006
ABS issued interest expense	$155,661	$165,177
ABS issued issuance expense amortization	4,616	5,786
Net ABS issued interest rate agreement income	(1,959)	(3,317)
Net ABS issued issuance premium income amortization	(2,096)	(2,395)
Total ABS issued interest expense	$156,222	$165,251
Average balance of ABS issued	$10,831,881	$11,684,412
ABS issued interest expense	5.75%	5.65%
ABS issued issuance expense amortization	0.17%	0.20%
Net ABS issued interest rate agreement income	(0.07)%	(0.11)%
Net ABS issued issuance premium income amortization	(0.08)%	(0.08)%
Cost of funds of ABS issued	5.77%	5.66%

	Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006
ABS issued interest expense	$427,566	$515,018
ABS issued issuance expense amortization	17,365	17,772
Net ABS issued interest rate agreement income	(6,963)	(9,975)
Net ABS issued issuance premium income amortization	(6,259)	(7,284)
Total ABS issued interest expense	$431,709	$515,531
Average balance of ABS issued	$10,045,707	$13,094,871
ABS issued interest expense	5.67%	5.24%
ABS issued issuance expense amortization	0.23%	0.18%
Net ABS issued interest rate agreement income	(0.09)%	(0.10)%
Net ABS issued issuance premium income amortization	(0.08)%	(0.07)%
Cost of funds of ABS issued	5.73%	5.25%

Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2007 and 2006 are presented in the table below.

Table 18 Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Fixed compensation expense	$4,560	$3,437	$13,462	$10,183
Variable compensation expense	(1,096)	2,629	1,353	6,043
Equity compensation expense	2,593	2,580	9,481	8,265
Severance expense	—	—	2,380	—
Total compensation expense	6,057	8,646	26,676	24,491
Systems	2,119	1,954	5,938	5,498
Due diligence	220	384	1,005	3,503
Office costs	1,349	1,021	3,794	3,223
Accounting and legal	1,039	626	2,178	2,903
Other operating expenses	948	824	2,695	2,456
Total operating expenses	$11,732	$13,455	$42,286	$42,074

Total operating expenses of $12 million for the three months ended September 30, 2007 decreased by $1 million as compared to the same period in 2006. This was primarily due to a reduction in compensation expense. There was an increase in fixed compensation due to increased staffing levels in 2007 (from 87 employees at September 30, 2006 to 105 employees at September 30, 2007). Fixed compensation expense includes employee salaries and related employee benefits. This increase was offset by a reversal of variable compensation expense. Variable compensation expense includes employee bonuses which are based on the annual projected adjusted return on equity earned by Redwood and individual performance. This reversal was due to a revision of the projected 2007 net income, and adjusted return on equity due to the third quarter 2007 results. Equity compensation expense primarily includes the expense of equity awards granted to employees and directors.

Total operating expenses of $42 million for the nine months ended September 30, 2007 were comparable to the same period in 2006. Compensation expense for the nine months ended September 30, 2007 includes severance charges recorded in the first quarter of 2007 as part of a re-alignment of our commercial operations.

Realized Gains on Sales and Calls

Total realized gains on sales and calls were lower for the three and nine months ended September 30, 2007 compared to the same periods for 2006. The primary reason for the decrease was lower gains on the sale of securities and interest rate agreements. The gains on the sale of securities were higher due to more favorable market conditions in the 2006 periods.

The table below provides detail of the net realized gains on sales and calls for the three and nine months ended September 30, 2007 and 2006.

Table 19 Realized Gains on Sales and Calls, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Realized gains (losses) on sales of:
Real estate loans	$(93)	$—	$(127)	$(14)
Real estate securities	171	4,967	849	8,067
Interest rate agreements	(1,538)	—	(451)	6,217
Gains (losses) on sales	(1,460)	4,967	271	14,270
Gains on calls of residential CES	3,284	723	5,437	1,470
Total realized gains on sales and calls	$1,824	$5,690	$5,708	$15,740

Included within realized gains (losses) on sales of real estate securities is a gain of $3 million upon the repurchase of Acacia ABS at a discount to its face, which was previously sold to a third party. For consolidation purposes, this repurchase is treated as a debt extinguishment producing the gain.

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

The table below provides the components of valuation adjustments for the three and nine months ended September 30, 2007 and 2006. Other than certain interest rate agreements, we did not have any assets accounted for as trading securities in 2006.

Table 20 Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Changes in fair market value of trading instruments
Other real estate investments
Residuals	$(760)	$—	$(11,620)	$—
NIMs	(2,594)	—	(3,891)	—
IOs	544	—	1,115	—
Total other real estate investments	(2,810)	—	(14,396)	—
Derivative financial instruments
Credit default swaps	(15,412)	(8,475)	(19,318)	(5,230)
Interest rate agreements	(944)	—	(52)	(5)
Total derivative financial instruments	(16,356)	(8,475)	(19,370)	(5,235)
Total change in fair market value of trading instruments	(19,166)	(8,475)	(33,766)	(5,235)
Lower of cost or market adjustment on real estate loans	(633)	—	(633)	—
Write-downs to fair market value under EITF 99-20	(82,894)	(484)	(104,516)	(6,015)
Other write-downs on AFS securities	—	—	(2,426)	—
Change in value of purchase commitments	(73)	3,702	(1,119)	66
Total market value adjustments	$(102,766)	$(5,257)	$(142,460)	$(11,184)

Our portfolio of other real estate investments (OREI) accounted for as trading securities was $25 million at September 30, 2007. Due to the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs and residuals) that contain embedded derivatives as trading instruments. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS). The fair market value of these OREI together with our investments in credit default swaps declined during the third quarter as spreads widened considerably as a result of the dislocation of the residential mortgage-backed securities market. We did not own any OREI or credit default swaps at December 31, 2006.

Impairments for accounting purposes on our real estate securities are generally caused by an adverse change in projected cash flows in conjunction with a decrease in the fair market value. We recorded $83 million of impairment on AFS securities in the third quarter of 2007 as we believed that, in addition to the fair market value decrease due to the spread widening described above, the actual future cash flows on those securities were impaired.

Credit default swaps held in our Acacia securitizations are treated as trading derivative instruments and decreased in fair market value by $15 million during the third quarter of 2007.

The fair market value changes of those interest rate agreements accounted for as trading decreased by $1 million during the third quarter of 2007. All changes in fair market value, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks, and the changes in the fair market value of the hedged asset or liability are not included in the valuation adjustment. Consequently, our use of interest rate agreements accounted for as trading instruments, could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

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

As a result of the spread widening on real estate securities that occurred during the first nine months of 2007, the fair market value adjustments on AFS assets decreased by $626 million and $814 million for the three and nine months ended September 30, 2007, respectively. This decrease was partially offset by an increase in value of our derivative financial instruments of $28 million and $13 million for the three and nine months ended September 30, 2007.

We generally enter into certain derivative agreements to hedge changes in interest rates not in spreads.

The table below provides the change during the three months ended September 30, 2007 and cumulative balances of unrealized gains and losses and carrying value by type of real estate securities and by IGS and CES at September 30, 2007, June 30, 2007, and December 31, 2006.

Table 21 Other Comprehensive Income (Loss) — Real Estate Securities

	Cumulative Unrealized Gain (Loss)			Change in Unrealized Gain (Loss)		Carrying Value
(Dollars in Thousands)	September 30, 2007	June 30, 2007	December 31, 2006	Three Month Change September 30, 2007	Nine Month Change September 30, 2007	September 30, 2007	June 30, 2007	December 31, 2006
Investment-Grade Securities
Residential	$(401,080)	$(81,571)	$5,025	$(319,509)	$(406,105)	$1,702,233	$2,162,946	$1,697,250
Commercial	(12,647)	(6,884)	111	(5,763)	(12,758)	104,396	111,144	119,613
CDO	(69,326)	(21,152)	2,174	(48,174)	(71,500)	175,155	234,633	224,349
Total IGS	(483,053)	(109,607)	7,310	(373,446)	(490,363)	1,981,784	2,508,723	2,041,212
Credit-Enhancement Securities
Residential	(159,213)	32,806	58,015	(192,019)	(217,228)	532,445	744,975	721,531
Commercial	(78,848)	(23,955)	21,081	(54,893)	(99,929)	395,401	450,941	448,060
CDO	(6,000)	(293)	122	(5,707)	(6,122)	16,758	21,133	21,964
Total CES	(244,061)	8,558	79,218	(252,619)	(323,279)	944,604	1,217,049	1,191,555
Total real estate securities	$(727,114)	$(101,049)	$86,528	$(626,065)	$(813,642)	$2,926,388	$3,725,772	$3,232,767
Tax effect of unrealized losses				(2)	90
Total other comprehensive loss real estate securities				$(626,067)	$(813,552)

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at our REIT to stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Our income tax provision in the first nine months of 2007 was $7 million, a decrease from the $10 million income tax provision recorded for the same period in 2006, primarily due to a decline in net income.

Taxable Income and Dividends

In the first nine months of 2007, we earned an estimated $135 million of total taxable income, or $4.88 per share outstanding. Of this amount, $129 million was earned at the REIT and $6 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP; it is the pre-tax income calculated for tax purposes. REIT taxable income is that portion of our taxable income that we earn at Redwood Trust and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders.

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

The table below reconciles GAAP income to total taxable income for the three and nine months ended September 30, 2007 and 2006.

Table 22 Differences Between GAAP Net Income and Total Taxable Income

(In Thousands, Except per Share Data)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
GAAP net (loss) income	$(60,917)	$32,416
Difference in taxable income calculations
Amortization and credit losses	10,426	12,558
Operating expense differences	(2,080)	2,545
Realized gains on calls and sales	(3,073)	(1,141)
Unrealized market valuation adjustments	102,766	484
Income tax provisions	1,523	4,123
Total differences in GAAP/tax income	109,562	18,569
Taxable income	$48,645	$50,985
Shares used for taxable EPS calculations	27,986	26,053
Total taxable income per share	$1.74	$1.96

(In Thousands, Except per Share Data)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
GAAP net (loss) income	$(31,192)	$91,841
Difference in taxable income calculations
Amortization and credit losses	31,141	30,276
Operating expense differences	(6,714)	3,861
Realized gains on calls and sales	(5,708)	(2,453)
Unrealized market valuation adjustments	142,460	6,015
Income tax provisions	4,985	6,685
Total differences in GAAP/tax income	166,164	44,384
Taxable income	$134,972	$136,225
Shares used for taxable EPS calculations	27,986	25,668
Total taxable income per share	$4.88	$5.31

Our taxable income estimates are based on a number of assumptions regarding future events. To the extent such events do not occur, or others occur which we have not anticipated, our quarterly estimates could change and could be significantly different quarter over quarter. See the discussion in Potential Tax Income Volatility below.

Our board of directors declared regular dividends of $0.75 per share for each of the four quarters of 2007 and a 2007 special dividend of $2.00 per share. In 2007, as in the past few years, we intend to permanently retain 10% of our taxable REIT income and defer the distribution of a portion of our taxable REIT income to shareholders in the subsequent year. At September 30, 2007, there was $103 million ($3.69 per share) of estimated 2007 undistributed REIT taxable income that we plan to distribute to our shareholders during the remainder of 2007 and first three quarters of 2008.

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

Loan Premium

Our unamortized loan premium on our consolidated residential real estate loans at September 30, 2007 was $93 million. This will be expensed over the remaining life of these loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $31 million and $35 million in the first nine months of 2007 and 2006, respectively. Declines in short-term interest rates could cause a significant increase in required amortization in subsequent periods.

In addition, premium amortization expense acceleration could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans is currently in excess of their fair market value. This reclassification could occur as the various underlying pools of loans become callable and we decide to sell these loans, or it could occur if there is a change in accounting principles (for example, if we adopt Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial assets of FASB Statement No. 115 (FAS 159) and elect to account for these loans as fair value instruments).

Real Estate Securities

Currently, all of our IGS and CES are classified as AFS and are carried on our consolidated balance sheets at their estimated fair market value. Cumulative unrealized fair market value gains and losses are reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity. However, adverse changes to projected cash flows related to poor credit performance, adverse changes to prepayment speeds, or our decision to sell assets could create an other-than-temporary impairment for accounting purposes and could cause fair market value losses to be reported through our income statement.

At September 30, 2007, we owned $2.9 billion of securities. Of these, $338 million were backed by subprime loans ($13 million of CES and $325 million of IGS) and $947 million were backed by option ARMs ($132 million of prime CES, $292 million of prime IGS, $104 million of alt-a CES, and $419 million alt-a IGS). In the event future credit performance of these securities is worse than our current projections, we would be required to report losses through our income statement. See the Financial Condition discussion later in this document for further detail on these securities.

Other Real Estate Investments

Other real estate investments (IOs, NIMs, and residuals) typically contain embedded derivatives that require bifurcation and separate valuation through the income statement under FAS 155. We have elected to treat these investments as trading securities rather than bifurcate the embedded derivative component. Trading securities are required to be reported on our consolidated balance sheet at their estimated fair market values with changes in fair market values reported through our consolidated statements of income (loss) (through market valuation adjustments). Marking to market the whole trading security rather than the embedded derivative component will likely increase GAAP earnings volatility going forward. Under previous GAAP guidance, we would have classified these securities as available for sale (AFS).

Derivative Financial Instruments

To date, we have elected two classifications for derivative instruments: trading instruments and cash flow hedges. All derivative instruments, regardless of classification, are reported on our consolidated balance sheets at fair market value. Changes to the fair market value of the derivatives classified as trading instruments are recognized through the consolidated statements of income (loss). For those derivatives accounted for as cash flow hedges, the changes in fair market values are reported through our consolidated balance sheets with only the ineffective portions (as determined according to the accounting provisions) reported through our income statement.

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

CES and Loans

To determine taxable income we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual losses. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and thus only accrete a portion of the CES discount into income. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At September 30, 2007, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $138 million. In addition, as of September 30, 2007, we had a credit reserve of $18 million for GAAP on our residential and commercial loans, and none for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Sequoia Interest-Only Certificates (IOs)

As a result of rapid prepayments, we are experiencing negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they otherwise would have been based on the economic returns. As a result, our current tax bases on these IOs are higher than the fair market values by approximately $50 million. We expect many of our Sequoia securitization entities will become callable over the next two years, and depending on prevailing market conditions, we may call certain securitizations, at which time the remaining IO tax basis will be written off and a loss for tax created. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

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

Residential Real Estate Loans

We acquire high-quality residential real estate loans on a bulk or flow basis from originators. Prior to 2006, these loan purchases were predominately comprised of short reset LIBOR indexed ARMs (LIBOR ARMs). Since then, we have expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed rate coupon for a period of two to ten years before becoming adjustable). All of the $82 million of acquisitions during the third quarter of 2007 and all the $1.2 billion during the nine months ended September 30, 2007 were hybrid loans.

The following table provides details of the activity with respect to our residential real estate loans for the three and nine months ended September 30, 2007.

Table 23 Residential Real Estate Loans — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$8,351,647	$9,323,935
Acquisitions	81,527	1,171,742
Sale proceeds	(13,263)	(15,454)
Principal repayments	(771,521)	(2,797,139)
Transfers to REO	(8,828)	(16,926)
Market valuation adjustment	590	590
Premium amortization	(8,375)	(30,990)
Provision for credit losses	(1,507)	(5,488)
Balance at end of period	$7,630,270	$7,630,270

Our residential real estate loan balance declined to $7.6 billion at September 30, 2007 from $8.4 billion at June 30, 2007 and from $9.3 billion at December 31, 2006. Of the balance at September 30, 2007, 73% (by unpaid principal balance) of the loans were one- and six-month LIBOR ARMs. The flattening of the yield curve since 2005 has continued to result in fast prepayments on existing LIBOR ARMs and has caused origination levels of new LIBOR ARMs to decline significantly. The average constant prepayment rate (CPR) for our LIBOR ARMs continues to be at relatively high levels of 40% and 41% for the three months and nine months ended September 30, 2007, respectively. In a flat yield curve environment, hybrid or fixed-rate loans are a more attractive loan alternative to a borrower.

Our September 30, 2007 residential loan balance of $7.6 billion was funded almost entirely via securitization (only $6 million was funded with equity). We will either securitize loans through our Sequoia program, sell loans to third parties, or continue to hold loans funded with Redwood debt to earn an interest spread. Our funding decision depends on a number of factors, including our level of excess cash, the cost and availability of securitization financing, and the availability of attractive alternative investment opportunities.

Residential Credit-Enhancement Securities

The largest part of our business in terms of capital employed is investing in residential CES. These credit-enhancement securities have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that come from taking on concentrated credit risks.

Our residential CES portfolio had a fair market value of $533 million at September 30, 2007 and $722 million at December 31, 2006. As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. At September 30,

2007, the difference between the principal value ($1.3 billion) and carrying value ($533 million) — which equals fair market value of these residential loan CES — was $737 million. Of this difference, $451 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $127 million represented a purchase discount we are accreting into income over time, and $159 million represented net unrealized mark-to-market losses. Amortized cost (principal value less internal credit reserve less amortized discount) increased $28 million from $664 million at December 31, 2006 to $692 million at September 30, 2007. Net unrealized mark-to-market gains fell by $217 million from gains of $58 million at December 31, 2006 to losses of $159 million at September 30, 2007.

The following table provides detail of the activity with respect to our residential CES for the three and nine months ended September 30, 2007.

Table 24 Residential CES — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$744,975	$721,531
Acquisitions	1,261	114,369
Sale proceeds	—	(8,506)
Gains recognized on sales, net	—	252
Principal repayments (including calls)	(42,380)	(121,608)
Gains recognized on calls, net	3,205	5,080
Discount amortization	18,435	58,390
Transfers to and downgrades from other portfolios, net	16,857	12,377
Change in fair market value adjustments, net	(209,908)	(249,440)
Balance at end of period	$532,445	$532,445

The $114 million residential CES acquired in the nine months of 2007 was comprised of $59 million prime securities, $51 million alt-a securities, and $4 million subprime securities.

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

The following table details our residential CES portfolios by the underlying loan type (prime, alt-a, subprime) and by current credit rating at September 30, 2007 and December 31, 2006.

Table 25 Residential CES — Credit Rating and Collateral Type

	Rating
September 30, 2007 (In Millions)	BB	B	Unrated	Total
Prime	$235	$85	$89	$409
Alt-a	68	16	27	111
Subprime	4	8	1	13
Total residential CES	$307	$109	$117	$533

	Rating
December 31, 2006	BB	B	Unrated	Total
Prime	$307	$119	$129	$555
Alt-a	94	23	40	157
Subprime	7	—	3	10
Total residential CES	$408	$142	$172	$722

The following table details our residential CES portfolios by the product type and collateral vintage at September 30, 2007.

Table 26 Residential CES — Product and Vintage

	Vintage
September 30, 2007 (In Millions)	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$36	$65	$27	$4	$132
ARM	32	5	—	—	37
Hybrid	74	32	52	16	174
Fixed	35	15	12	4	66
Total prime	177	117	91	24	409
Alt-a
Option ARM	26	16	35	27	104
ARM	1	—	—	—	1
Hybrid	4	—	—	—	4
Fixed	1	—	—	1	2
Total Alt-a	32	16	35	28	111
Subprime
Hybrid	—	—	2	—	2
Fixed	—	—	11	—	11
Total subprime	—	—	13	—	13
Total residential CES	$209	$133	$139	$52	$533

The loans underlying all of our residential CES totaled $212 billion (by unpaid principal balance) at September 30, 2007, and consist of $186 billion prime, $21 billion alt-a, and $5 billion subprime. These loans are located nationwide with a large concentration in California (46%). During the first nine months of 2007, realized residential credit losses were $16 million of principal value, a rate that equals one basis point (0.01%) on an annualized basis of the balance of loans. Serious delinquencies (90+ days, in foreclosure, in bankruptcy or REO) at September 30, 2007 were 1.03% of current balance and 0.57% of original balance. For loans in prime pools, delinquencies were 0.45% of current balance and 0.25% of original balance. Alt-a pools had delinquencies of 3.10% of current balance and 1.60% of original balance. Subprime loans had delinquencies of 13.76% of current balance and 10.00% of original balance.

Residential Investment-Grade Securities

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. Our residential investment-grade securities totaled $1.7 billion at September 30, 2007 and December 31, 2006. The majority of these securities are funded through securitizations under our Acacia program. These IGS are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others’ securities. The fall in market values of $371 million for the three months ended September 30, 2007 included $47 million of EITF 99-20 cash flow impairments recorded to the consolidated statements of income (loss) as some of the subprime IGS owned by Acacia may now incur credit losses.

The following table provides detail of the activity for the three and nine months ended September 30, 2007.

Table 27 Residential IGS — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$2,162,946	$1,697,250
Acquisitions	153,191	956,231
Sale proceeds	(177,947)	(338,536)
Losses recognized on sales, net	(2,979)	(2,598)
Principal repayments (including calls)	(46,874)	(124,979)
Gains recognized on calls, net	79	324
Discount amortization	1,901	5,672
Transfers and downgrades to other portfolios	(16,857)	(30,673)
Change in fair market value adjustments, net	(371,227)	(460,458)
Balance at end of period	$1,702,233	$1,702,233

The $956 million IGS acquired in the first nine months of 2007 consisted of $295 million prime, $480 million alt-a, and $181 million subprime. The majority of these securities were acquired for our Acacia program.

The following table details the type of underlying loans (prime, alt-a, subprime) and the current credit rating of our residential IGS as of September 30, 2007 and December 31, 2006.

Table 28 Residential IGS — Credit Rating and Collateral Type

September 30, 2007	Rating
(In Millions)	AAA	AA	A	BBB	Total
Prime	$36	$176	$222	$239	$673
Alt-a	250	104	192	158	704
Subprime	18	127	106	74	325
Total residential IGS	$304	$407	$520	$471	$1,702

December 31, 2006	Rating
	AAA	AA	A	BBB	Total
Prime	$14	$181	$243	$285	$723
Alt-a	136	84	106	130	456
Subprime	8	127	209	174	518
Total residential IGS	$158	$392	$558	$589	$1,697

The following table details our residential CES portfolios by the product type and collateral vintage at September 30, 2007.

Table 29 Residential IGS — Product and Vintage

September 30, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$31	$181	$57	$23	$292
ARM	30	10	2	—	42
Hybrid	75	116	40	12	243
Fixed	28	14	21	33	96
Total prime	164	321	120	68	673
Alt-a
Option ARM	24	37	201	157	419
ARM	3	—	—	—	3
Hybrid	10	7	35	51	103
Fixed	8	—	111	60	179
Total Alt-a	45	44	347	268	704
Subprime
ARM	—	—	—	6	6
Hybrid	104	52	32	29	217
Fixed	44	21	18	19	102
Total subprime	148	73	50	54	325
Total residential IGS	$357	$438	$517	$390	$1,702

The following table details the vintage of the underlying loan collateral behind our subprime IGS at September 30, 2007.

Table 30 Subprime IGS — Credit Rating and Collateral Vintage

September 30, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
IGS
AAA	$—	$5	$2	$11	$18
AA	45	46	17	19	127
A	71	22	4	9	106
BBB+	28	—	15	7	50
BBB	—	—	3	4	7
BBB-	4	—	9	4	17
Total IGS	$148	$73	$50	$54	$325

Commercial Real Estate Loans

We have invested in commercial real estate loans since 1998. At September 30, 2007 and December 31, 2006, commercial real estate loans totaled $26 million and $28 million, respectively. These include mezzanine loans, subordinated (junior or senior lien) loans, and b-notes (b-notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan). Except for one loan (where we fully reserved for an anticipated loss on a junior mezzanine loan financing a condominium-conversion project), credit performance of our commercial loan portfolio remains strong and in line with our expectations.

The following table provides activity on our commercial real estate loans for the three and nine months ended September 30, 2007.

Table 31 Commercial Real Estate Loans — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Commercial real estate loans at beginning of period	$25,827	$28,172
Recognized gains on sales, net	—	—
Principal repayments	(88)	(132)
Discount amortization	26	73
Provision for credit losses	—	(2,348)
Commercial real estate loans at end of period	$25,765	$25,765

Commercial Credit-Enhancement Securities

Our total commercial CES was $395 million at September 30, 2007, a decrease from $448 million at December 31, 2006. At September 30, 2007, these securities provided credit enhancement on $65 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide.

The following table provides detail of the activity for the three and nine months ended September 30, 2007.

Table 32 Commercial CES — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$450,941	$448,060
Acquisitions	—	51,920
Principal repayments (including calls)	—	—
Discount amortization	65	256
Upgrades to investment-grade securities	—	(3,501)
Change in fair market value adjustments, net	(55,605)	(101,334)
Balance at end of period	$395,401	$395,401

The following table presents the current credit ratings of our commercial CES at September 30, 2007 and December 31, 2006.

Table 33 Commercial CES — Credit Rating

(In Millions)	Rating
	BB	B	Unrated	Total
September 30, 2007	$200	$85	$110	$395
December 31, 2006	$224	$90	$134	$448

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($881 million) and carrying value ($395 million) of our commercial CES at September 30, 2007 was $486 million. Of this difference, $310 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $96 million represented a purchase discount we are accreting into income over time, and $80 million represented net unrealized mark-to-market losses.

Seriously delinquent loans underlying commercial CES were $181 million, an increase of $108 million from the previous quarter. The majority of the increase is concentrated in one $86 million loan. Property fundamentals of the collateral property for this loan remain adequate and based upon the property’s income and in-place reserves; we do not anticipate a loss on this loan at this time. Of the net remaining $95 million in serious delinquencies, $48 million are contained within one security that we deemed impaired during a prior period. Despite the increase in total serious delinquencies, our loss expectations have not increased incrementally. We consider our credit reserve of $310 million to be adequate as of September 30, 2007.

Commercial Investment-Grade Securities

Our commercial IGS totaled $104 million at September 30, 2007 and $120 million at December 31, 2006.

The following table provides detail of the activity for the three and nine months ended September 30, 2007.

Table 34 Commercial IGS — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$111,144	$119,613
Acquisitions	1,990	4,954
Sale proceeds	—	(6,464)
Recognized gains on sales, net	—	45
Principal repayments (including calls)	(3,034)	(4,579)
Discount amortization	60	196
Upgrades from commercial CES	—	3,501
Change in fair market value adjustments, net	(5,764)	(12,870)
Balance at end of period	$104,396	$104,396

Our balance of commercial IGS has generally been declining over the last several quarters, as we have slowed acquisitions of commercial IGS.

The following table presents the current credit ratings of our commercial investment-grade securities at September 30, 2007 and December 31, 2006.

Table 35 Commercial IGS — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	Total
September 30, 2007	$11	$2	$21	$70	$104
December 31, 2006	$9	$2	$16	$93	$120

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

At September 30, 2007, our CDO CES totaled $17 million, a decrease from $22 million at December 31, 2006. The change in balance consisted of $5 million in acquisitions, $1 million in downgrades to CDO IGS, and a negative $9 million change of fair market value recognized through other comprehensive income (loss).

The following tables present the credit ratings of our CDO CES at September 30, 2007 and December 31, 2006.

Table 36 CDO CES — Credit Rating

	Rating
(In Millions)	BB	B	Unrated	Total
September 30, 2007	$14	$—	$3	$17
December 31, 2006	$14	$—	$8	$22

CDO Investment-Grade Securities

At September 30, 2007, our CDO IGS totaled $175 million, a decrease of $49 million from the December 31, 2006 balance of $224 million. During the first nine months of 2007, acquisitions of CDO investment-grade securities were $41 million, downgrades from CDO IGS to CDO CES were $1 million, and mark-to-market adjustments were negative $87 million.

The following table presents the credit ratings of our CDO IGS at September 30, 2007 and December 31, 2006.

Table 37 CDO IGS — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	Total
September 30, 2007	$61	$22	$39	$53	$175
December 31, 2006	$66	$30	$52	$76	$224

Other Real Estate Investments

Our other real estate investments totaled $25 million at September 30, 2007. There were no assets classified as other real estate investments at December 31, 2006.

The following table represents the activity within other real estate investments during the first three and nine months ended September 30, 2007.

Table 38 Other Real Estate Investment — Activity

(In Thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at beginning of period	$34,168	$—
Acquisitions	—	40,790
Sale proceeds	—	(2,237)
Principal repayments (including calls)	(3,957)	(12,337)
Discount amortization	(2,102)	(4,738)
Transfers from other portfolios	—	18,296
Change in fair market value adjustments, net	(2,809)	(14,474)
Balance at end of period	$25,300	$25,300

Acquisitions during the first nine months of 2007 were $41 million, which consisted of $21 million of alt-a securities and $20 million of subprime securities. Of the $14 million of negative value change in other real estate investments for the first nine months of 2007, $5 million related to investments acquired prior to this year, which were reclassified into this portfolio in the first quarter of 2007.

The following table presents the current credit ratings of our other real estate investments at September 30, 2007.

Table 39 Other Real Estate Investments — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	BB	B	Unrated	Total
September 30, 2007	$2	$—	$8	$3	$2	$2	$8	$25

Liabilities and Stockholders’ Equity

Redwood Debt

We use repurchase (repo) agreements and our Madrona commercial paper facility to finance certain of our residential real estate loans. We may securitize those loans in the future or continue to fund them with debt. We also use warehouses and repo agreements to finance securities. To date, the warehouses have limited recourse to Redwood, whereas other Redwood debt facilities have full recourse to us. Redwood debt is secured by pledges of our loans and securities. The table below shows the amount of debt outstanding by facility at September 30, 2007 and December 31, 2006.

Table 40 Redwood Debt by Facility

(In Thousands)	September 30, 2007	December 31, 2006
Loans
Repo agreements	$—	$959,139
Madrona commercial paper facility	—	300,000
Securities
Repo agreements	39,378	—
Acacia warehouses	—	597,069
Total Redwood debt	$39,378	$1,856,208

In the last few years, we generally used Redwood debt to fund the acquisition of loans and securities on a temporary basis prior to their sale to a securitization entity. We are more frequently acquiring these assets as a longer-term investment that we intend to fund on an ongoing basis with Redwood debt.

Asset-Backed Securities Issued

Redwood has securitized the majority of the assets shown on its consolidated balance sheets. In a securitization, Redwood sells assets to a securitization entity that creates and sells asset-backed securities (ABS) in order to fund its asset purchases. The residential whole loan securitization entities Redwood sponsors are called Sequoia and the CDO securitization entities Redwood sponsors are called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood. Nevertheless, since, according to accounting definitions, we control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheets. At September 30, 2007, our consolidated balance sheets included $10.4 billion of assets (a combination of securities fair market value and loans at amortized cost) owned by the securitization entities (92% of total consolidated assets) and included $10.8 billion of liabilities (all at amortized cost) of the securitization entities (98% of total consolidated liabilities).

The following table provides detail of the activity for asset-backed securities (ABS) for the three and nine months ended September 30, 2007.

Table 41 ABS Issued — Activity

	Three Months Ended September 30, 2007
(In Thousands)	June 30, 2007	New Issuance	Paydowns	(Gain) on ABS Payoff	Amortization	September 30, 2007
Sequoia ABS issued with principal value, net	$7,192,255	$884,432	$(734,679)	$—	$(2,799)	$7,339,209
Sequoia ABS interest only issued	51,187	—	—	—	(8,499)	42,688
Acacia issued ABS with principal value, net	3,409,297	—	(8,950)	(3,150)	94	3,397,291
Acacia ABS CES issued	22,730	—	—	—	610	23,340
Total ABS issued	$10,675,469	$884,432	$(743,629)	$(3,150)	$(10,594)	$10,802,528

	Nine Months Ended September 30, 2007
(In Thousands)	December 31, 2006	New Issuance	Paydowns	(Gain) on ABS Payoff	Amortization	September 30, 2007
Sequoia ABS issued with principal value, net	$7,595,003	$2,793,290	$(3,040,720)	$—	$(8,364)	$7,339,209
Sequoia ABS interest only issued	74,548	—	—	—	(31,860)	42,688
Acacia issued ABS with principal value, net	2,294,629	1,417,597	(312,066)	(3,150)	281	3,397,291
Acacia ABS CES issued	15,044	6,470	—	—	1,826	23,340
Total ABS issued	$9,979,224	$4,217,357	$(3,352,786)	$(3,150)	$(38,117)	$10,802,528

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

Derivative Financial Instruments

We currently have three kinds of derivative instruments; interest rate agreements, commitments to purchase, and credit default swaps. All derivatives are reported on our balance sheet at fair market value. Changes in the fair market values of derivatives are either recorded through our consolidated statements of income (loss) or through accumulated other comprehensive income (loss) on our consolidated balance sheets.

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At September 30, 2007, we were party to interest rate agreements with an aggregate notional value of $2.5 billion and a net positive fair market value of $11 million. At December 31, 2006, we were party to interest rate agreements with an aggregate notional value of $3.0 billion and a net positive fair market value of $21 million.

At September 30, 2007, we had no outstanding commitments to purchase residential real estate loans. At December 31, 2006, we had commitments to purchase $81 million residential real estate loans with an estimated value of negative $0.2 million. Purchase commitments have zero value at the date of the commitment so any changes in value during the quarter are recognized through our income statements. Once the loans are purchased, the value of the purchase commitment adjusts our cost basis in the loans.

We entered into our first credit default swaps in the first quarter of 2007. At September 30, 2007 we had a $83 million notional balance worth negative $20 million. The swaps have zero value at purchase, so the entire change in value was recognized through our income statement during the first nine months of 2007.

Stockholders’ Equity

Our reported book value at September 30, 2007 was $5.32 per share, a decrease from $37.51 per share at the beginning of the year. Our book value per share decreased over this period primarily as a result of declines in the net fair market value of the assets consolidated on our balance sheets. See Mark-to-Market Adjustment Discussion in Management’s Discussion and Analysis section.

Cash Requirements, Sources of Cash, and Liquidity

We use cash to fund our operations and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions. One primary source of cash is principal and interest payments received on a monthly basis from real estate loans and securities. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, proceeds from calls of securities, borrowings, and issuance of equity and debt. For further details, see Capital and Liquidity discussion in the Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations and Commitments

The table below presents our contractual obligations and commitments as of September 30, 2007, as well as the obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 42 Contractual Obligations and Commitments as of September 30, 2007

	Payments Due or Commitment Expiration by Period
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Redwood debt	$39,378	$39,378	$—	$—	$—
Subordinated notes	150,000	—	—	—	150,000
Accrued interest payable	2,027	2,027	—	—	—
Operating leases	15,769	1,546	3,375	3,687	7,161
Purchase commitments	—	—	—	—	—
Total Redwood obligations and commitments	$207,174	$42,951	$3,375	$3,687	$157,161
Obligations of Securitization Entities:
Consolidated asset-backed securities*	$10,802,528	$—	$—	—	$10,802,528
Accrued interest payable	61,150	61,150	—	—	—
Total obligations of securitization entities	$10,863,678	$61,150	$—	$—	$10,802,528
Total consolidated obligations and commitments	$11,070,852	$104,101	$3,375	$3,687	$10,959,689

*	All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.

Market Risks

We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair market value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Much of our capital base is employed in owning credit-enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and alt-a and subprime residential loans) has increased and continue to increase. We also own a wide variety of residential and commercial real estate loans of various quality grades that are not securitized.

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

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan CES we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these ARMs, and this may increase borrowers’ delinquencies and defaults.

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

In addition to residential and commercial CES, the Acacia entities we sponsor own investment-grade and other securities issued by securitization entities that are sponsored by others. These securities are typically rated AAA through B, and are in a second-loss or better position or are otherwise effectively more senior in the credit structure in comparison to first-loss CES or their equivalent. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

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

These securities owned by Acacia are generally less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these Acacia securities could have their credit ratings downgraded, could suffer losses in fair market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

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

Prepayment risks also exist in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to changes in prepayment rates is on short-term residential ARM loans. We are currently biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, in the short-term, increases in ARM prepayment rates could result in GAAP earnings volatility.

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

Fair Market Value and Liquidity Risks

The consolidated securities are accounted for as available-for-sale and are generally marked-to-market through our balance sheets and not through our income statement. Some of these assets are credit-sensitive, and all are interest-rate sensitive. Fair market value fluctuations of these assets can affect reported stockholders’ equity. Most of these securities are owned by securitization entities we sponsor and fair market value fluctuations on these securities do not have an impact on our liquidity. Fair market value fluctuations on securities we own and fund with short-term debt (generally prior to securitization) could have an impact on our liquidity. Our earnings could be affected by adverse changes in fair market values on all securities we own or consolidate to the extent there is an accompanying adverse change in projected cash flows. In these cases, the negative changes in fair market values are reported through our income statement. See also discussion of Mark-to-Market Adjustments in Management’s Discussion and Analysis.

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

Securities Discount Amortization

For discount amortization on our consolidated securities, an effective yield is applied by projecting cash flows that incorporate assumptions of credit losses, prepayment speeds, and interest rates over the remaining life of each asset. If our assumptions prove to be accurate, then the yield that we recognize in the current period will remain the same over the life of the security. We constantly review — and update as necessary —  our assumptions and resulting cash flow projections based on historical performance, input and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions used to generate future cash flows will prove to be accurate or that these estimates will not change materially.

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

Amortization of ABS Issued Premium

We apply the effective yield method in determining amortization for the sales premium and deferred asset-backed securities issuance cost for ABS issued. ABS sales premium is recognized through our income statement as a reduction in interest expense and the issuance cost amortized as additional interest expense over the life of the ABS issued. Similar to our securities discount amortization, the use of this method requires us to project cash flows over the remaining life of each liability. These projections are primarily impacted by forecasted prepayment rates of the related assets. If prepayment speeds are faster than modeled, the average life of the liability will shorten, and we will recognize the ABS sales premium as expense at a faster rate, and increasing net income. If prepayment speeds are slower than expected, the average life of the liability will lengthen, and it will take us longer to recognize the ABS sales premium. For the deferred asset-backed securities issuance costs, faster prepayments will result in faster amortization and an increase in interest expense while slower prepayments will result in slower amortization and a decrease in interest expense.

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

Our fair market values reflect what we believe we could realize if we chose to sell our securities. However, most of our securities (in particular our CES and CDO investments) are generally illiquid. Consequently, establishing fair market values for these securities is inherently subjective and is dependent upon modeling assumptions and indications of value obtained from brokers or dealers. As a consequence of limited trading visibility during the quarter and the significant uncertainties regarding credit loss levels, the fair market values underpinning our market valuation adjustments are based on facts that are far less certain than has historically been the case in prior periods. We expect that the market valuations will continue to be highly volatile over time.

To establish fair market values at September 30, 2007, we relied heavily on indications of value (marks) from dealers, and to a lesser extent, on values derived from our internal cash flow modeling. We received third party dealer marks on 89% of the number of securities reflected on our balance sheet, and with respect to the remaining 11% for which we did not receive third party dealer marks, we used our internal model to establish fair value.

We compared all of the dealers’ marks to our internal model for reasonableness. As a result of this process, we accepted some of these marks as an indication of fair value and rejected others. If we rejected the dealer mark, we used our internal model. It is likely that most of the dealer marks we received this period were based on pricing models and not on actual trade information. The third parties we receive information from are active participants in these markets. Their indications of values are based on a variety of assumptions they do not share and may prove to be inaccurate.

In only 3% of the cases in which we had a third party dealer mark did we value securities above the dealer mark. For these 3%, the difference between the lower dealer marks and our higher internal marks was $9.6 million at September 30, 2007.

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

Other-than-Temporary Impairments

Increases in our credit loss assumptions or changes in projected prepayment rates could result in an adverse change in the net present value of expected cash flows. If we have an adverse change in projected cash flows and also the fair market value of that asset is less than our amortized cost, we have an other-than-temporary impairment. The basis of the asset is written down to fair market value through our consolidated statements of income (loss). Fair market value write-downs of this type could be substantial, reducing GAAP income and causing a loss. However, for securitized assets, reductions in fair market values may not affect our cash flows or investment returns at all, or may not affect them to the degree implied by the accounting write-down.

Credit Reserves on Loans Held-for-Investment

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from intrinsic losses existing in our pool of consolidated real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on real estate loans on our consolidated statements of income (loss). The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

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

Changes in fair market values of derivative instruments are reported either through the income statement or through our equity. For derivatives accounted for as trading instruments, all changes in the fair market values are recognized through the income statement. For interest rate agreements (a type of derivative) accounted for as a cash flow hedge, most of the changes in fair market values are recorded in our balance sheet through equity. Only the ineffective portions (as determined according to the accounting principle) of the derivatives accounted for as cash flow hedges are included in income.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2007, which is the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase Under Publicly Announced Programs
July 1 – July 31, 2007	—	$—	—	—
August 1 – August 31, 2007	—	—	—	—
September 1 – September 30, 2007	—	—	—	—
Total	—	$—	—	1,000,000

No shares were purchased for the three months ended September 30, 2007 to satisfy tax withholding requirements on the vesting of restricted shares. On November 5, 2007, our board of directors authorized Redwood to purchase up to 5,000,000 shares of Redwood common stock. This board authorization replaces a previously board-authorized stock purchase program under which Redwood had remaining authority to purchase up to 1,000,000 shares.

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

REDWOOD TRUST, INC.
Dated: November 5, 2007	By: /s/ Douglas B. Hansen Douglas B. Hansen President (authorized officer of registrant)

Dated: November 5, 2007	By: /s/ Martin S. Hughes Martin S. Hughes Vice President, Chief Financial Officer, and Secretary (principal financial officer)

Dated: November 5, 2007	By: /s/ Raymond S. Jackson Raymond S. Jackson Vice President and Controller (principal accounting officer)