Form 10-K
period 2007-12-31
REDWOOD TRUST INC
filed 2008-03-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

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

At June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,345,747,756 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on March 4, 2008 was 32,608,498.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2007 FORM 10-K REPORT

PART I

ITEM 1. BUSINESS

Cautionary Statement

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (SEC), including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the availability of high quality assets for purchase at attractive prices; declines in home prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, rating agency downgrades of securities and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; and other factors not presently identified. This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

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

Like many financial institutions, our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from borrowed funds and other liabilities.

Some financial institutions fund their asset investments with borrowed money sourced by taking bank deposits, writing insurance policies, or issuing corporate debt. By contrast, we fund most of our investments with equity. Our investments are sourced from third party issuers of securitizations as well as the two securitization programs we sponsor, Sequoia and Acacia. Sequoia primarily acquires prime residential mortgage loans and creates and issues securities backed by these loans (ABS). Acacia is a collateralized debt obligation (CDO) program that acquires diverse residential and commercial mortgage-backed securities and creates and issues CDO ABS. Most of the securities created and sold by these entities earn the highest credit rating of AAA, so the interest expense paid out is relatively low compared to lower rated securities. Our investment in the securities we acquire from these entities generally earn the difference in the yield on the securitized assets less the interest expense payments made to the holders of the ABS securities sold. While our investments generally take the first credit losses on the underlying assets, our losses are limited to our investment in each entity.

As a long-term trend, we believe advances in securitization technology have enabled securitization to become increasingly competitive as a funding source relative to corporate debt, deposits, insurance contracts, and other borrowings. With the exception of recent months when capital markets have been in the midst of a liquidity crisis, the cost of funds for ABS securities issued has continued to improve relative to the cost of other borrowings. More importantly, until recently the range of assets that could be efficiently securitized continued to broaden and the capital efficiency of securitization as a source of funding continued to improve. Once the losses inherent in existing ABS are realized and the economy begins to improve, we expect securitization opportunities will return. As global capital markets continue to develop and evolve, we expect securitization to become an even more efficient source of funding in the long-run. There are trillions of dollars of real estate loans and securities in the U.S. and the world, and the amount outstanding has been and is expected to continue to grow every year. We believe many of these assets will be financed more efficiently through securitization than through other means. In addition, we do not believe that there are sufficient deposits in the banking system to fund all the real estate and other assets that require funding, so we believe securitization is a necessary part of our financial system on an on-going basis. Since we provide capital to credit-enhance mortgage loans and securities that are securitized by others and the securitization programs we sponsor, we believe we will be able to continue to grow and diversify our business over the long-term.

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

Our tax structure gives us an additional competitive advantage that cannot be easily replicated by most other financial institutions. We have structured our company for tax purposes as a real estate investment trust (REIT) because our primary business is investing in real estate assets. As a REIT, we are required to distribute 90% or more of our taxable income as dividends. By doing so, we avoid paying corporate taxes on most of the income we generate. This lowers our costs, as taxes are one of the largest costs of doing business for most financial institutions.

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

We are a leading investor in CES issued from securitizations of prime-quality residential real estate loans and in 2005 and 2006 we were an increasingly important investor in CES issued from securitizations of commercial real estate loans made on income-producing properties. In recent years, we also made small investments in CES issued from securitizations of alt-a and subprime quality residential loans. In 2007, as a result of market conditions, we significantly reduced our level of acquisitions of residential and commercial CES. In total, at December 31, 2007, we owned residential, commercial, and CDO CES with a principal value of $2.5 billion and a market value of $749 million. Many of these securities are deep discount securities where our cost is far less than the principal value. Since we receive interest payments based on the principal value of a CES security, our interest income cash flow returns are strong. In addition, if credit losses are low, we will receive principal payments in excess of our cost basis, thus generating additional investment returns.

Conversely, larger than expected credit losses could rapidly reduce the principal value of our CES, causing our investment returns from CES to suffer.

At December 31, 2007, our CES were first in line to absorb credit losses from $250 billion of residential real estate loans and securities and $62 billion of commercial real estate loans and securities that underlie the securitizations from which our CES investments were issued. However, our potential losses are far smaller and are limited to the purchase price of the CES in our portfolio.

With respect to these CES investments, we have a high degree of structural leverage since the principal value of our CES equals only a small percentage of the underlying asset pools. We do not, however, use a high degree of financial leverage with respect to our CES assets. We use capital (equity plus long-term subordinated debt) rather than debt to finance most of our investments in the more junior subordinated CES (the first-loss and second-loss securities, or equivalent) and we have been using capital plus securitization financing through our Acacia CDO issuance program to finance the more senior CES that are closer to investment-grade quality.

In the near term, we anticipate that our net growth in CES assets will be focused in newly originated prime-quality residential assets and on distressed prime, alt-a, and subprime residential securitizations and CDOs acquired at a substantial discount. Later in 2008, we believe acquisition opportunities in commercial real estate assets may become attractive. We expect to fund these acquisitions with equity capital.

We have begun raising third party capital through a Redwood sponsored opportunity fund that will invest in distressed asset opportunities that we see in the marketplace. Due to the accelerating pace of forced asset sale liquidations, primarily ABS CDO unwinds, we feel that opportunity investments can produce attractive risk adjusted returns for Redwood that supplement our core business initiatives. Our subprime and CDO structuring and investment expertise gives us a competitive advantage in evaluating such distressed asset opportunities. As the Redwood Opportunity Fund, LP manager, we will be entitled to management fees that could become substantial income streams in the future. We allocated $50 million of capital to the Redwood Opportunity Fund, LP during the fourth quarter, and have currently deployed $22 million of this amount into Fund eligible investments. Capital contributions to future opportunity funds will be based upon portfolio diversification, our ability to realize management fee income, and our assessment of risk adjusted returns.

In the second half of 2007, capital markets turmoil increased the cost of issuing mortgage-backed and CDO securities, so our two securitization programs (Acacia and Sequoia) cut back significantly on their purchases and creation of loans and securities. We do not currently anticipate that Acacia will complete any new CDO securitizations in 2008, although it is possible market conditions for these CDO activities could improve towards year-end. We do anticipate Sequoia will acquire loans and issue ABS in 2008, although it is possible that market conditions for these types of securitizations will not improve enough to enable Sequoia to issue any new ABS on a profitable basis.

In 2007, we also acquired AAA-rated investment-grade residential securities with the intention of funding them on an on-going basis with short-term debt. Our goal was to seed the growth of an externally-managed REIT to be managed by Redwood that would pursue this strategy. As the liquidity crisis hit the capital markets in 2007, we sold these securities at a small loss. Going forward, it appears that such an externally-managed REIT may be viable, especially to the extent that assets are largely limited to agency (FNMA and FHLMC) residential mortgage securities. We may seek to develop such a REIT in 2008 or 2009 as part of our strategy of increasing our third-party asset management business.

We buy most of our assets rather than originate them. Our primary strategy for sourcing assets is for us (or the securitization entities we sponsor) to acquire loans and securities directly from other financial institutions or from the capital markets. We do not originate or service loans. Most of the real estate securities we invest in are created by others, some are created by us, but in both cases the underlying loans have been originated by others. This role allows us to have an independent point of view on asset quality and attractiveness, as well as the flexibility to change investment strategies as markets evolve. In our experience over the years, many financial institutions that have origination operations have produced sub-optimal asset investment results. We believe this is because, in some cases, there may have been incentives to retain loans that might not be the best investment (in terms of price and/or quality) in order to maintain or boost origination volumes and fees. In addition, origination (especially residential loan origination) is a business that is highly cyclical, operations intensive, and increasingly fraught with lender liability. Residential origination is becoming concentrated in the hands of a few large companies that have either banking or brokerage operations as well. Rather than competing with these companies, we develop close relationships with them and help them build their businesses. They need companies like Redwood (and the securitization programs we sponsor) to buy their loans and securities and credit-enhance their securitizations.

We previously built a successful commercial real estate loan origination operation at Redwood, and we may do so again in the future. We may also build a commercial real estate loan special servicing operation. Overall, in the long-run, we intend to build an integrated and diversified commercial real estate investment and specialty finance business. It is not yet clear to us, in light of increasing stress in the commercial real estate markets and the difficult market for commercial real estate CDO financing, what the best model will be for us to pursue with respect to commercial real estate finance in the future. We are in the process of recruiting new management for this business unit. In addition, in order to segregate our commercial business and possibly to finance and brand it separately in the future, we have contributed most of our commercial real estate assets to a wholly-owned subsidiary: Tanoak Commercial Capital Corporation.

We believe our operating efficiencies allow us to remain competitive. In addition, in times like these, when there are few asset buyers and potentially many sellers, and as a result asset prices decline, we benefit competitively from our strong balance sheet, minimal use of Redwood debt, cash balances, and access to new capital. Our competitors are banks, thrifts, insurance companies, Fannie Mae, Freddie Mac, Wall Street brokerage firms, hedge funds, specialty finance companies, mortgage REITs, mortgage insurance companies, CDO securitization managers, asset management companies, foreign investors, and other financial institutions.

Our corporate structure and competitive strengths differ from most other financial institutions. With our differentiated capabilities, we interact as competitors, but also as customers and suppliers, with most of the institutions active in the vast and interconnected real estate capital markets.

We commenced operations in 1994, a period of turmoil in financial markets. This turmoil allowed us to acquire assets that produced very high returns in subsequent years. The level of competition increased dramatically through the end of 1997, at which time we generally sold assets, as the prospective risk/reward relationships for assets did not seem attractive. There were several financial dislocations in 1998, including a prepayment acceleration crisis and a liquidity crisis. This allowed us to use our excess capital to acquire assets, including our own stock, at attractive prices. The CES we acquired in 1999 – 2002 performed very well, allowing us to report high return on equity results and to pay special dividends of $4.75 per share in 2003 and $6.00 per share in 2004.

As the financial markets experience turmoil due to falling housing prices and rising residential loan defaults, we are and will increasingly incur increased credit losses but we are also in a good position to take advantage of the lower asset prices that have resulted. We believe competition for distressed asset acquisition opportunities will increase, however, but we also believe the magnitude and duration of extraordinary asset acquisition opportunities for the next year or two could be large relative to the supply of funds available to acquire these assets.

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

We consolidate the assets and liabilities of Sequoia and Acacia. For these entities, our economic risk is limited to the value of any securities we may acquire as an investment from these entities. Our liquid reserves are secure with respect to these securitized assets consolidated on our balance sheet, since the assets were acquired by independent securitization entities, whose liabilities are not Redwood’s obligations. Typically, we fund securities acquired from securitizations we sponsor with capital or we sell these securities to another securitization entity for re-securitization. In either case, the risk is segregated and limited.

We have used Redwood debt to fund assets, and we may do so in the future. In the current environment, we expect to use capital (equity plus long-term subordinated debt) to fund most of our assets.

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

Our primary financial goal is to distribute the highest levels of dividends per share over the next few decades as we can. We seek to do that while also remaining within our risk tolerance levels and while increasing the inherent value of the company by building competitive advantages, diversifying risks and opportunities, developing internal capabilities, maintaining our culture, keeping operations highly efficient, and increasing book value per share over time.

As a REIT, we are required to distribute to our shareholders as dividends at least 90% of our REIT profits as calculated for tax purposes. We distribute our profits as a regular quarterly dividend and also, in some years, in a year-end special dividend. The regular dividend rate for 2007 was $0.75 per share per quarter and the special dividend was $2.00 per share. Total dividends for 2007 were $5.00 per share.

We expect the regular dividend to be $0.75 per share per quarter for 2008, maintaining the same rate as in 2007. We set the regular dividend at a rate low enough so that we believe there is a relatively small chance that we would need to reduce it in the next few years. Whether we pay a special dividend or not in 2008 will depend primarily on how much REIT taxable income we generate during the year. We expect our total annual dividend payout amounts (regular plus special) will vary from year to year.

Profitable growth is our mission. In a manner consistent with our goal of distributing dividends per share in attractive amounts over time, our mission is to grow to become a larger company in terms of capital employed and market capitalization. We are targeting growth by building real estate investment, financing, and management operations with competitive advantages. Over the long term, growth should bring several advantages, including book value accretion and a diversified income stream.

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

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated March 4, 2008, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 11, 2007 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2007, Redwood employed 99 people.

ITEM 1A. RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to consult any further disclosure we make in our reports on Forms 10-Q and 8-K filed with the SEC.

Risks Related to our Business

Residential and commercial real estate loan delinquencies, defaults, and credit losses could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

We assume credit risk with respect to residential and commercial real estate loans primarily through the ownership of credit-enhancement securities (CES) backed by residential and commercial real estate loans, collateralized debt obligation (CDO) CES backed by residential and commercial securities, and through residential and commercial real estate loans. Residential and commercial CES have below investment-grade credit ratings and, correspondingly, a high degree of credit risk with respect to the residential and commercial real estate loans within the securitizations that issued these securities. We also assume credit risk through the residential, commercial, and CDO investment grade securities (which we refer to collectively as IGS) we own.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; and personal events affecting borrowers, such as reduction in income, job loss, divorce or health problems. If the U.S. economy or the housing market continue to weaken, our credit losses could increase beyond levels that we originally anticipated or anticipate.

Rising interest rates may increase the credit risks associated with residential real estate loans. The interest rate is adjustable for most of the loans securitized by securitization entities we have sponsored and for a portion of the loans underlying residential and CDO CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on commercial real estate loans can occur for many of the reasons noted above for residential real estate loans. Losses on commercial real estate loans can also occur for other reasons including decreases in the net operating income from the underlying property, which could be adversely affected by a weakened U.S. economy. Moreover, many commercial real estate loans are not fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Additional risks associated with commercial real estate loans are discussed below.

The IGS we hold also have credit-related risks. These assets initially received investment-grade ratings, but these initial ratings do not ensure that these securities will be free from credit losses, especially in a housing or economic downturn.

We attempt to manage these risks by periodically evaluating our investments for impairment indicators and establishing reserves for credit and other risks based upon our assessment of these risks. However, the amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, reductions or suspensions in regular dividends, and liquidity issues. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves or in the event that assets which have declined in value are deemed to be other-than-temporarily impaired, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and our ability to securitize assets.

The nature of the securities we hold exposes us to concentrated credit risk that could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Our residential and commercial CES have concentrated risks with respect to residential and commercial real estate loans, respectively. In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by a cash reserve fund or letter of credit, if any, then by the first-loss CES holder, and then by holders of more senior CES. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we will not be able to recover all of our principal investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related ABS, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial CES or residential and commercial IGS) in which we invest (or have an indirect interest), which have effectively become the first-loss position behind the more senior securities.

The nature of the assets underlying some of the securities we hold could increase the credit risk of those securities, which, in turn, could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

For certain types of loans underlying our CES, the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, a portion of the securities we acquire, or have an indirect interest in through our investment in the Acacia entities we sponsor (sometimes collectively referred to as Acacia), are backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. This is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans to which we are exposed, such as hybrid loans and teaser-rate adjustable-rate loans, may also have greater credit risk than more traditional mortgage loans.

We credit-enhance commercial real estate loans and hold commercial CES, which may have significant credit and other risks that could adversely affect our business and operating results.

The commercial real estate assets we own or in which we have an indirect interest through our investment in Acacia entities may be subject to significant credit and other risks, including environmental and legal risks. The net operating income and fair values of commercial real estate properties may fluctuate with economic cycles and as a result of other factors, so that debt service coverage may be unstable. The value of the property may not support the value of the loan if there is a default. Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. Many commercial real estate loans are not fully amortizing and, therefore, the timely recovery of principal is dependent on the borrower’s ability to refinance or sell the property at maturity.

The prices of commercial CES are more sensitive to adverse economic downturns or individual issuer developments than more highly rated real estate securities. A projection of an economic downturn, for example, could cause a decline in the price of commercial CES because of increasing concerns regarding the ability of obligors of loans underlying ABS to continue to make principal and interest payments.

For some types of loans in which we have had an economic interest in the past and may again in the future, the commercial real estate is in transition, such as a former office building that is in the process of being converted into condominiums. These loans entail higher risks than traditional commercial property loans made against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality for these loans may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as expected. The personal guarantees and forms of cross-collateralization that are secured in connection with some of these loans may not be effective. In addition, we own some mezzanine loans that are not secured by a direct lien on the underlying property.

Our commercial loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates.

Mezzanine loans, distressed assets, and loan participations have concentrated credit, servicing, and other risks. We have in the past directly originated some of our commercial loans and participated in the origination of others, and may do so again in the future. This may expose us to credit, legal, and other risks that may be greater than is usually present with acquired loans.

We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by special servicers. We review the underlying loan files prior to acquiring residential and commercial CES but our review may not uncover these or other issues at that time. By the time these problems become apparent, we may have little or no recourse to the issuer of the securities and we may incur losses as a result.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential and commercial loans and securities. If unanticipated losses occur within the first few years after a loan is originated or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more mature loans or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of the principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns.

The timing of credit losses could be affected by new legislation or legal actions that allow for the modification of loans. It is difficult to anticipate what, if any, changes to underlying loans would be allowed and to determine the impact on these changes to ultimate credit losses or changes in interest income on our investments.

The securities and loans we own are likely to lead to variable returns.

We actively manage the risks associated with acquiring, holding, and disposing of real estate loans and securities. No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities. Changes in the credit performance or the prepayments on these real estate loans and the loans underlying these securities and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks. Changes in cash flows lead to changes in our return and also to potential variability in reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. For other assets and some liabilities, our revenue and income is affected by changes in the fair value of our assets and liabilities, which may further accentuate our earnings volatility.

For other assets, our revenue and income, if any, are based on changes in the fair value of the asset. As market conditions, liquidity, perceptions, supply and demand, and the fundamentals of each asset change, the fair values can vary widely, causing volatility in our reported earnings. Fair values for illiquid assets can be difficult to ascertain accurately, which may also lead to volatility and uncertainty of earnings.

Changes in the fair values of our assets and liabilities can have various negative effects on us, reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets, liabilities, and hedges can be volatile. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply and demand, projected cash flows and prepayments and credit performance.

A decrease in fair value may not necessarily be the result of a deterioration in future cash flows. For GAAP purposes, we mark-to-market some, but not all, of our consolidated assets and liabilities through our consolidated balance sheet. In addition, valuation adjustments on certain assets and many of our derivatives are reflected in our consolidated statement of income. As a result, assets that are funded with certain liabilities and interest-rate matched with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its basis, our reported earnings will be reduced.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply, and could result in a negative book value. Reporting a low or negative book value could have adverse effects even if that the book value is not indicative of the actual value of our net investments in assets and securitization entities. The adverse effects include the inability to meet or agree upon covenants with counterparties or to enter into derivative contracts, and a reduction in the market price of our stock.

Effective January 1, 2008, we adopted a new accounting standard, Financial Accounting Standards Board Statement No. 159 The Fair Value Option for Financial Assets and Financial (FAS 159), which allows us to MTM both the consolidated assets and liabilities of Acacia. FAS 159 provides for a one-time cumulative-effect adjustment to retained earnings on the balance sheet on January 1, 2008 for the unrealized gains or losses on Acacia assets and liabilities at that time. We expect the adoption of FAS 159 will reduce the magnitude of the disparity that existed between the value of Acacia under GAAP presentation and the economic value of Acacia at December 31, 2007. Even following the adoption of FAS 159, however, there will likely be significant differences between the value of Acacia under GAAP presentation and the economic value of Acacia. Discrepancies arise as a result of market dynamics and the limitations of the measurement techniques required by FAS 159. In addition to affecting our GAAP balance sheet, the adoption of FAS 159 with respect to the Acacia assets and liabilities will also affect our income statements, as we will be required to record any net changes in the fair value those assets and liabilities in any given period. Fair values for illiquid assets can be difficult to ascertain accurately, which may lead to volatility and uncertainty of earnings. Moreover, on January 1, 2008, the fair values of the Acacia liabilities used for GAAP purposes were, in our view, depressed relative to the paired collateral asset values. If the fair values of these liabilities were to increase, these changes would appear on our GAAP income statements as negative MTM adjustments.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased earnings volatility.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We seek to hedge some but not all interest rate risks. Our hedging may not work effectively, or we may change our hedging strategies or the degree or type of interest rate risk we assume.

A portion of our equity-funded assets have adjustable-rate coupons. The cash flows we receive from these assets may vary as a function of interest rates, as do the GAAP earnings generated by these assets. We also own debt-funded loans and securities which we hold as inventory prior to sale to a securitization entity or as a longer term investment. We fund these assets with equity and with floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch exists and we will earn less (and fair values may decline) if interest rates rise. We usually, but not always, seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate swaps and futures.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of real estate loans. Changes in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the fair value of our assets, and decrease our liquidity.

Except with respect to our adjustable-rate assets, higher interest rates generally reduce the fair value of most of our assets. This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets, and possibly driving asset acquisition prices higher.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning adjustable-rate residential whole loans.

If short-term interest rates fall, our premium amortization expense will increase on loans acquired by Sequoia prior to July 2004, which are reported on our consolidated balance sheet. Due to the GAAP principle applied to these adjustable-rate loans, the amortization expense for the current period is a function of actual and projected prepayments and the current LIBOR interest rate. During a period of rapidly falling rates, the effect that the interest rate has on the amortized amount becomes the more significant factor and will increase the amount amortized thereby decreasing our reported income for that period, all other factors being equal.

Credit ratings of debt securities may not accurately reflect the risks associated with those debt securities.

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to initial credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information. However, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict. Such changes will have an impact on the amount securities that will be available to us either by the level of securitization and the various sizes of the investment-grade and non-investment-grade securities that are created in the future.

Further downgrades in the credit ratings of bond insurers or any downgrades in the credit ratings of mortgage insurers could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business and operations.

Some of the securities held by us through our Acacia entities as well some of the securities held by us at Redwood are insured by bond insurers such as Ambac Financial Group Inc., MBIA Inc, and Financial Guaranty Insurance Co., which are commonly known as the monoline insurers. These monoline insurers historically have had AAA credit ratings and this credit rating has been passed on to any bonds that they insure. The high number of credit downgrades and other market events in the second half of 2007 revealed that these monoline insurers have greater credit risk exposure than previously realized and the credit ratings of a number of these insurers have been downgraded as a result. Any decline in the credit rating of a monoline insurer generally results in a corresponding decline in the credit ratings of the securities insured by that insurer.

Downgrades on securities could have an adverse effect on the value of some of our investments and our cash flows from those investments, particularly our equity investments in Acacia. The underlying documents of each Acacia securitization entity state that certain average rating levels must be met, and if not met on the securities held by the entity, then cash that would otherwise be distributed to the equity holders or the lower-rated debt holders, would instead be distributed to the more senior debt holders. Our investment in Acacia is primarily in the equity in the securitization entities, and the vast number of downgrades that rating agencies reported in late 2007 and early 2008 are likely to cause some of the Acacia entities to fail this average rating test, which will, in turn, adversely affect our cash flows on our investments in those entities.

Some of the loans held by our Sequoia securitization entities, or in which we have an indirect interest through securities we hold through Acacia or at Redwood, are insured in part by mortgage insurers. Mortgage insurance protects the lender or other holder of a loan, up to a specified amount, in the event the borrower defaults on the loan. Relatively few of the mortgages we hold through Sequoia are insured in this manner, as mortgage insurance generally is required only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value), and the loan-to-value for most of the loans we hold through Sequoia are below this 80% threshold. Nonetheless, any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of those loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

We have significant credit risk in California and may be disproportionately affected by an economic slowdown, natural disaster, or any other adverse event specific to California. We also have credit risk in other states and our business may be harmed by an economic slowdown, natural disaster, or any other adverse event in an area where do business.

We have a concentration of residential and commercial real estate loans secured by property in California. In addition, a significant number of residential and commercial real estate loans that underlie the securities we own are secured by property in California. We have made efforts to mitigate the risks associated with geographic concentration. We have residential credit risk in all states and we do not have more than 1% of our residential loans in any one zip code. We also have commercial credit risk in most states. Nonetheless, we still have a significantly higher exposure in California and any event that adversely affected the California real estate market could have a disproportionately adverse effect on our business.

A decline in the economy or difficulties in the real estate markets are likely to cause a decline in the value of residential and commercial properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate loans underlying our securities. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood) may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties collateralizing the mortgage loans we own or those underlying the securities we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or on the pool of mortgage loans underlying the securities in which we provide credit-enhancement.

We assume credit risk on a variety of residential and commercial mortgage assets primarily through our investments in Acacia entities.

The Acacia entities we sponsor own investment-grade and non-investment-grade securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a first-loss residential CES or equivalent) issued by residential and commercial real estate loan securitization entities. Acacia also owns CDO securitiescreated and issued by others and these securities usually have concentrated risks with respect to residential and commercial real estate. Acacia’s securities are reported as part of our consolidated securities portfolio on our consolidated balance sheets. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities. Some of the securities Acacia owns are backed by subprime loans and alt-a loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood as owner of the Acacia CDO equity securities) could occur. Some of the assets Acacia has acquired are investment-grade and non-investment-grade residential loan securities from the Sequoia securitization entities we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying Sequoia securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. If the pools of residential loans underlying any of these securitizations were to experience poor credit results, Acacia’s securities could have their credit ratings down-graded, could suffer declines in fair value, or could experience principal losses. If any of these events occurs, it would likely reduce our long-term returns and near-term cash flows from the Acacia CDO equity securities we have acquired, and may also reduce our ability to sponsor Acacia transactions in the future. We may securitize first-loss residential and commercial CES in Acacia in the future, which would add to the risks we undertake in our Acacia program.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts, or those efforts may be ineffective. Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing residential loans may decline. The value of the commercial properties collateralizing commercial loans may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, loans with balances over $1 million, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans that are partially collateralized by non-real estate assets may have increased risks and severity of loss. As loans become real estate owned, we bear the risk of not being able to sell the property and recovering our investment. Changes in consumer behavior, bankruptcy laws, tax laws, regulation on the mortgage industry, and other laws may exacerbate loan losses. Future changes in rules that would enable loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts including the voiding of certain portions of these agreements may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. The expansion of our loss mitigation efforts as we grow our portfolio will increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

Our risk management efforts may not effectively mitigate the risks we seek to manage.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate operations risks, credit risks, interest rate risks, prepayment risks, liquidity risks, and other market risks related to our business, assets, and liabilities. We actively manage our risks but our risk management policies, procedures, and techniques many not be sufficient to mitigate the risks we have identified or to identify additional risks to which we are subject or may be subject in the future.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

Our loans and loans underlying securities are serviced by third-party service providers. These arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. Should a servicer experience financial difficulties, it may not be able to perform these obligations. Servicers who have sought bankruptcy protection may, due to application of provisions of bankruptcy law, not be required to advance those amounts. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations or other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures, which our servicers may fail to provide. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general may result in credit losses and could harm our ability to securitize our real estate loans in the future.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and intend to continue invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitization, service, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We have made investments in CDO debt and equity securities issued by CDO securitizations other than Acacia that own various types of assets, generally real estate related. These CDOs (as well as the Acacia entities) have invested in manufactured housing securities, subprime residential securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in CDO equity securities issued by CDOs that own trust preferred securities issued by financial institutions or other types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate ABS or corporate debt or equity. We have invested in diverse types of IO securities from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, but acquiring assets in an uncertain economic environment poses risks. Potential cash flow and mark-to-market returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new assets that are backed by more seasoned assets that may experience higher than expected levels of delinquency and default.

In order to maintain our portfolio size and our earnings, we reinvest in new earning assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from most of our assets, consisting of principal and interest. In addition, occasionally some of our residential loan CES are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We also sell assets from time to time as part of our portfolio management and capital recycling strategies.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold. Under the effective yield method of accounting that we use for GAAP accounting purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive that exceeds the anticipated cash flows reduces our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes for many of our current assets is lower than their current fair values. Assets with a lower GAAP basis generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Business conditions, including credit results, prepayment patterns, and interest rate trends in the future are unlikely to be as favorable as they have been for the last few years.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest proceeds from principal repayments and deploy new capital that we may raise in the future, we must acquire new assets. If the availability of new assets is limited, we may not be able to acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced, if there are few sales in the secondary market of seasoned product from existing portfolios, or if assets we believe have a favorable risk/reward ratio are not be available for purchase or if there is little or no demand for AAA-rated securities.

We do not originate loans and rely on the origination market to supply the types of loans we wish to credit-enhance. At times, due to heightened credit concerns, strengthened underwriting standards, or concerns about economic growth or housing values, the volume of originations may decrease significantly. In late 2007, the volume of subprime and alt-a loan originations was significantly lower than in recent years, and the volume may not return to previous levels in the foreseeable future. The future volume of prime loan originations may also be at a relatively low level. This reduced volume may make it difficult for us to compete and acquire loans.

The supply of new securitized assets available for purchase could be reduced if the economics or form of the securitization become unattractive. A key factor in the economics of securitization is a highly liquid market for AAA-rated securities. The events in late 2007 revealed that the liquidity of this market may be disrupted at times. Fears about credit quality and the changes in credit rating agencies analyses have dampened the demand for IGS backed by real estate loans and securities, and investor demand for these securities may not reach previous levels in the foreseeable future. Without a robust market for AAA-rated securities, the supply of real estate CES could be significantly diminished. In addition, the risks associated with the acquisition of loans for the purpose of securitization may increase significantly and we may choose not to acquire any loans during these periods.

Our growth may be limited if we are not able to raise additional capital.

As a REIT we are required to distribute at least 90% of our REIT taxable income. Thus, we do not generally have the ability to retain earnings and we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock or convertible subordinated notes, or by taking on long-term debt.

We may not be able to raise capital at times when we see opportunities to employ capital. Many of the same factors that would make investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate and thus may accept reduced prices, and uncertainty about credit risk, housing, and the economy, may make it difficult for us to convince new investors to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance a growth in our portfolios. Our plan is to grow and we build our infrastructure accordingly. If we are unable to raise capital and expand our portfolios, our operating expenses may increase significantly relative to our capital base.

Many of our investments have limited liquidity.

The residential, commercial, and CDO CES we acquire are generally less liquid that the residential, commercial, and CDO IGS we acquire. In turbulent markets, it is likely that the liquidity of the lower-rated securities, and some of the higher-rated securities that we hold, may become even less liquid. As a result, we may not be able to sell certain assets at desirable times or at attractive prices and incur significant losses upon sale of the assets.

As a result of the limited liquidity of the types of securities we acquire and our securitization entities issue, there may be little trading information available to verify the values at which we report these assets and liabilities on our financial statements. This makes the estimates of fair value reflected in our financial statements more speculative, and our reported earnings and book values may not reflect the values we ultimately realize from our portfolio.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. We may also need cash to repay our recourse short-term borrowings in the event the fair values of our assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons.

Our sources of cash flow may not be sufficient to satisfy these needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. Cashflows on our investments in CDO’s (including investments in Acacia) may also be disrupted due to credit rating agencies downgrading securities owned by the securitization entity if certain average rating tests are not satisfied. For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. For some loans, borrowers have the option to make payments that are less than the fully amortized amount. Operating cash flows could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur due to taxable income (including amortization income and interest income on negative amortizing loans) exceeding cash flows received. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively, and our REIT status or our solvency could be threatened.

We sometimes utilize financial leverage and this could expose us to increased risks.

We have invested in IGS and residential whole loans that we have financed with various types of short-term debt. By incurring this leverage we can generate attractive returns on our equity invested in these assets. However, as a result of the leverage, we could incur significant losses if our borrowing costs increase relative to the earnings on our assets and hedges. These financing facilities may also force us to sell assets under adverse market conditions to meet the lenders margin calls in the event of a decrease in the fair values of the assets pledged as collateral. To the extent we do not have sufficient cash or other assets to post the margin calls, we could be forced to sell the assets. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

Although we typically seek a variety of financing facilities and counterparties, there can be no assurance that we will be able to renew those facilities when they mature. The failure to renew facilities could force us to sell assets in adverse market conditions. Liquidity in debt markets, including repo and commercial paper, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we expect to earn from most of the residential real estate securities we or Acacia own and loans we or Sequoia own are affected by the rate of prepayment of the underlying residential real estate loans. Prepayments are unpredictable and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce an asset’s fair value, which could reduce our ability borrowed against that asset and may cause a market valuation adjustment for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise, and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to grow and generate earnings.

We own a number of securities, the returns from which are strongly affected by prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments.

We are subject to significant competition and we may not compete successfully.

We are subject to significant competition in seeking investments. Our competitors include other mortgage REITS, the Federal National Mortgage Association, referred to as Fannie Mae, the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, financial institutions, securities dealers, insurance companies, investment funds and other investors. In addition, other companies may be formed that will compete with us for investments or otherwise pursue investment strategies similar to ours. Some of our competitors have greater resources than us and we may not be able to compete successfully for investments. Furthermore, competition for investments may lead to a decrease in the returns available from the investments which may further limit our ability to generate desired returns.

Recent legislation may lead to increased competition. Until recently, Fannie Mae and Freddie Mac have been statutorily prohibited from purchasing loans in excess of $417,000. On February 7, 2008, Congress passed an economic stimulus package that includes provisions that increase the size of the loans these entities may purchase to up to $729,750 for loans originated between July 31, 2007, and December 31, 2008. Congress may decide to extend this window past December 31, 2008 or may otherwise increase the size of loans that these entities may acquire. Any such change would allow Fannie Mae and Freddie Mac to continue to compete against us in a market in which they had not been allowed to compete previously. The status of Fannie Mae and Freddie Mac as government-sponsored enterprises, combined with their size and other factors, make them significant competitors. If the size of the loans that Fannie Mae and Freddie Mac may acquire were to increase permanently, our business could be adversely affected.

Our securitization activities could expose us to litigation, which may adversely affect our business.

We sponsor securitization entities which issue asset-backed securities. Through our Sequoia securitization entities, we issue ABS that are backed by mortgage loans held by the Sequoia entities. Through our Acacia securitization entities, we issue ABS that are backed by securities held by the Acacia entities. As a result of declining property values, increasing defaults and other factors, the cash flows from the loans held by the Sequoia entities and the securities held by the Acacia entities may be insufficient to repay in full the ABS issued. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience. Defending a lawsuit can consume significant resources and may divert management’s attention from our ordinary operations.

Hedging activities may reduce long-term earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, to a lesser extent, prepayment risks) by balancing the characteristics of our assets with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally attempt to enter into interest rate hedges that provide an appropriate and efficient method for hedging the desired risk.

Hedging against interest rate risks using interest rate agreements and other instruments usually has the effect over time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization, or to stabilize the future cost of anticipated ABS issuance by a securitization entity. Hedging may not achieve its desired goals. Pipeline hedging for loan purchase commitments may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect to hedge the accounting treatment for our hedges (i.e., our hedges are accounted for as trading instruments). Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of collateral or cash.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We intend to take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as special liquidity, basis risks, and counterparty risks

Our quarterly earnings may be subject to fluctuations from period to period as a result of the accounting treatment for certain interest rate agreements or for assets or liabilities that do not necessarily match those used for interest rate agreements, or as a result of our failure to meet the requirements to obtain desired hedge accounting treatment for certain interest rate agreements.

We may invest in synthetic securities, including credit default swaps, which expose us to additional risks.

We invest in synthetic securities including credit default swaps that reference other real estate securities. These investments may present risks in excess of those resulting from the referenced securities. An investment in a synthetic security is a contractual relationship with a counterparty and not an acquisition of the referenced security. In a synthetic investment, we have no right directly to enforce compliance with the terms of the referenced security, and we have no voting or other consensual rights of ownership with respect to the referenced security. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

The market for many synthetic securities, including credit default swaps referencing real estate securities, has only existed for a few years and is not liquid. Many of these credit default swaps incorporate “pay as you go” credit events which have been introduced into the market fairly recently. The terms of credit default swaps are still evolving and may change significantly which could make it more difficult to assign such an instrument or determine the “loss” pursuant the underlying agreement. For example, in a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship.

To date, we have entered into a limited number of synthetic securities agreements. We may over time increase our exposure to these investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit-enhancement on specific pools of real estate loans. We will attempt to manage the risks associated with these investments including counterparty risks, but our efforts may prove to be insufficient in enabling us to generate the returns anticipated.

We enter into derivative contracts that expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet.

We enter into derivative contracts that could require us to make cash payments in certain circumstances. These potential payments would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

Our results could be adversely affected by counterparty credit risk.

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that the counterparty will fail to perform under its contractual arrangement with us. Counterparties may seek to eliminate credit exposure by entering into back-to-back hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregations and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable and we may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) limit our counterparty exposure to strong companies with investment-grade credit ratings; however, we are not always able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings could be adversely affected.

The expansion of our asset management business may expose us to new risks.

We currently manage and receive a fee for managing the assets in Acacia. We anticipate expanding asset management initiatives in 2008 with the expected launch of Redwood Opportunity Fund, LP, and we may expand into more areas in the future. New asset management activities may increase our exposure to litigation, fiduciary responsibilities, conflicts of interest arising from Redwood’s investment activities and the activities of the entities we manage, and other risks. We believe we can manage these risks effectively, but there can be no assurance that we will do so.

As we expand our asset management business, we will incur additional costs to establish new funds, limited partnerships, and other investment vehicles. Our efforts to raise capital for these ventures may not succeed, or the capital we raise may not be sufficient to offset the initial and ongoing costs of these ventures.

We may begin taking some foreign exchange risks.

We are exploring the asset management business outside of the United States. To the extent we enter into commitments that will be paid with foreign currency, we will be exposed to foreign exchange risks. We may decide not to hedge or to otherwise manage this risk and the risk may become more significant over time.

Our securitization operations expose us to liquidity, fair value, and execution risks.

In order to continue our residential loan and CDO securitization operations, we will require access to short-term debt to finance inventory accumulation prior to sale to the securitization entities. This debt may be unavailable or the terms of the available debt may be unfavorable to us. We expect to pledge the inventory assets we acquire to secure the short-term debt we incur. This debt will be recourse to us and if the fair value of the collateral declines, we will be required to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Our goal is to sell the assets acquired with the proceeds from the debt to a securitization entity; however, if our ability to complete the securitization is disrupted and we are unable to extend the term of the debt incurred to finance the acquisition of the assets, we may need to sell the assets (most likely at a loss).

When we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from the securitization of these assets. Widening ABS spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging results, and other factors could result in a securitization execution that provides lower cash flows than initially assumed. This could result in a loss to us for tax purposes and reduced earnings for GAAP purposes.

Short-term borrowing arrangements used to support our securitization operations subject us to debt covenants. While these covenants have not meaningfully restricted our operations to date, as a practical matter, they could be restrictive or harmful to us in the future. In the event we violate debt covenants, we may incur expenses or losses, or our ability to incur additional debt may be restricted.

Our payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ abilities to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and fair values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets to fund the purchase of assets for sale to securitization entities, thus affecting our liquidity, financial soundness, and earnings.

Disruptions in the mortgage securitization market may adversely affect our earnings and growth.

We depend upon the issuance of mortgage backed securities by the securitization entities we sponsor as a funding source for our business. The credit rating agencies determine the amount of net investment we must make in the securitization entities to credit-enhance the securities issued by those entities. Increases in the amount of the net investment the credit agencies requires us to make could adversely affect our ability to sponsor new securitization entities. In addition, if the market for securitizations should become disrupted, the securitization entities we sponsor may be unable to issue ABS. In this event, our ability to continue to acquire loans and securities would be impaired and our earnings and ability to grow may be adversely affected.

We have exposure under representations and warranties we make in the contracts of sale of loans to securitization entities.

In connection with our securitization activities, we sell the loans to the securitization entities we sponsor pursuant to agreements in which we make representations and warranties to those securitization entities with respect to the assets we transfer to them. If it turns out that because of irregularities in the underlying loans, our representations and warranties are inaccurate, we may be obligated to repurchase the loans from the securitization entities at principal value, which may exceed market value. We generally obtain representations and warranties that parallel those we provide to the securitization entities from the parties from whom we acquired the loans. As a result, we believe that we should, in most circumstances, be able to compel the original sellers of the loans to repurchase from us the loans we are obligated to repurchase from the securitization entities. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loans, we may incur a loss upon repurchase of the loans from the securitization entity.

If we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our financial condition and earnings may be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government sponsored entities, credit rating agencies’ changes in their role or rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and earnings may be adversely affected.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions and reliance on GAAP results may not accurately reflect future taxable income and dividend distributions.

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

In determining our REIT taxable income (which drives our minimum dividend distribution requirements as a REIT), no current tax deduction is available for future credit losses that are anticipated to occur. Credit losses can only be deducted for tax purposes when they are actually realized. As a result, for tax purposes, there is no credit reserve or reduction of yield accruals based on anticipated losses, and an increase in our credit losses in the future will reduce our taxable income (and dividend distribution requirements). By contrast, for GAAP purposes, we are required to reflect in our results of operations assumptions about the amount and timing of credit losses in advance of when the losses are actually realized. As a result, the occurrence of these assumed losses will not directly impact our future GAAP income (although they could lead to additional provisions or credit reserve designations to provide for potential additional losses in the event we revise our assumptions).

For tax purposes, we do not mark-to-market any asset or liability. Any potential gain, loss, or impairment on an asset or liability is generally recognized for taxable income purposes only at the time of sale, call, or maturity of the asset or liability. For GAAP accounting purposes, certain assets and liabilities are marked-to-market with the changes in the fair values being reflected in the income statement in some cases. Thus, the amount and timing of any changes in the fair value of an asset or liability will likely be reported on substantially different bases when calculating GAAP and taxable income.

Accounting for compensation expense also varies for GAAP and tax calculations, especially in how equity awards (such as options and deferred stock units) are determined. For the most part, under GAAP, the total expense associated with an award is determined at the award date and is recognized over the vesting period. For tax purposes, the expense is recognized at the date of distribution or exercise. This leads to the potential that the total expense related to equity awards, as well as the timing for the recognition of the expense, could be significantly different for GAAP and tax purposes.

There are other differences in calculating taxable and GAAP income and there could be further differences as accounting principles and tax regulations change.

As a result of these differences in GAAP and tax accounting, our cumulative taxable income and our cumulative dividend distributions have been far greater than our cumulative reported GAAP income. To the extent that the credit loss assumptions we use for GAAP purposes on our existing portfolio do occur, then we would expect our future taxable income to decrease as the credit losses occur. To the extent the other-than-temporary impairments we have recognized for GAAP purposes reflect a decrease in future cash flows, then our taxable income will decrease. Our GAAP income to date includes the expense of vested equity awards that have not yet been distributed or exercised. The taxable expense we will incur on these equity awards will be dependent on the value of our common stock at future dates and this amount could be significant in any one period depending on the timing of distributions and exercises.

Taxable income consists of ordinary income and capital gains and losses. In order to recognize capital losses, we can only offset them against capital gains. There can be no assurance that we could generate capital gains to offset any capital losses we incur. Thus, in such instances, our dividend distributions would not be reduced even by the amounts of any unused capital losses.

Our reported income depends on estimates and assumptions about the future and actual results may vary from our estimates, resulting in fluctuations in our balance sheet and earnings.

The preparation of financial statements in conformity with GAAP requires us to make a significant number of estimates. These estimates include the fair value of certain assets and liabilities, the amount and timing of credit losses, prepayment rates, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses recognized during the reported period. Our estimates are inherently subjective in nature and fluctuations in our reported earnings will result when actual results differ from our estimates.

To prepare our financial statements we depend on accounting principles, conventions, and interpretations to prepare our financial statements. Over time, accounting principles, conventions, and interpretations may change, which could affect our reported income, earnings, and stockholders equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity.

We may change our policies, procedures, practices, product lines, leverage, risks, hedging strategies, or internal risk-adjusted capital guidelines in ways that may increase our risk exposure.

We may alter our policies, procedures, practices, product lines, leverage, risks, internal risk-adjusted capital guidelines, and other aspects of our business. We may enter into new businesses, relationships, or partnerships or pursue acquisitions of other companies or a variety of different types of assets. These changes may increase the magnitude of the risks to which we are exposed.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team. Experienced personnel are in high demand and competition for their talents is intense. There can be no assurance that we will continue to attract and retain key personnel.

Our technology infrastructure and systems are important and any significant disruption could have an adverse effect on our business.

In order to analyze, acquire, and manage our securities and manage the risks associated with our business, assets, and liabilities, we rely upon computer hardware and software systems. Some of these systems are located at our office and some are maintained by third party vendors. Any significant interruption in the availability or functionality of these systems could have an adverse effect on our business.

We have taken steps to provide for the security of our systems and data. However, these security measures may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations.

Our business could be adversely affected if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially and adversely affect our business, reputation, results of operation, financial condition, or liquidity.

Risks Related to our Company Structure

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status may reduce our flexibility.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity-level taxes on income from such transactions.
•	Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.
•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.
•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT affiliates in the future.
•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
•	Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.

In addition, historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income (UBTI) to our tax-exempt stockholders. Achieving this goal has limited our flexibility in pursuing certain transactions and may continue to do so in the future. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

Changes in tax rules could adversely affect REITs.

The requirements for maintaining REIT status or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits accorded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations.

We may create new entities that are initially entirely owned by Redwood for specific purposes and those entities may be taxable REIT subsidiaries and increase our costs of operations.

In order to expand our business, seek new opportunities, or for other business reasons, we may create new subsidiaries. Generally, these would be wholly-owned by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations. Some of these entities may be incorporated in states other than Maryland and some may be set up to expand into international businesses.

Some of these entities will be taxable REIT subsidiaries. Taxable REIT subsidiaries are wholly-owned subsidiaries of a REIT that pay corporate income tax on the income generated. That is, a taxable REIT subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income, and any dividends paid to the parent are generally recognized as income at the parent level. Thus, we expect that income generated by our taxable REIT subsidiaries will be subject to corporate income taxes and we will retain the income at that entity.

Failure to continue to qualify for the Investment Company Act exclusion could harm us.

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

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our board of directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our board of directors. As of December 31, 2007, our board of directors has granted waivers to two parties to own shares in excess of 9.8%, each subject to terms and conditions including the execution of a voting agreement. These voting agreements apply to the shares owned in excess of 9.8% by each party and states that they shall be voted on matters in the same proportion as all other shares are voted (exclusive of the 9.8% block voted by the interested party.)

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MCGL) may have the effect of discouraging a third-party from making an acquisition proposal for us and may therefore inhibit a change in control. Our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of the preferred stock without the approval of our stockholders. In addition, provisions in our charter and the MCGL restrict our stockholders’ ability to remove directors and fill vacancies on our board of directors and restrict unsolicited share acquisitions. Our charter provides that our board of directors is divided into three classes serving staggered terms of office of three years each, and thus at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our directors. These provisions may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our stockholders, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood has two leases for executive and administrative offices at One Belvedere Place, Mill Valley, California 94941. One lease expires in 2013 and the second lease expires in 2018. The 2008 rent obligation for these leases is approximately $1.6 million.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2007, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood’s stockholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Redwood’s common stock is listed and traded on the NYSE under the symbol RWT. As of March 4, 2008, Redwood’s common stock was held by approximately 2,000 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 30,000. As of March 4, 2008, there were 32,608,498 shares outstanding. The high and low sales prices of shares of the common stock as reported on the NYSE and the cash dividends declared on Redwood’s common stock for the periods indicated below were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2007
Fourth Quarter	$37.25	$25.00	12/31/2007	1/22/2008	$0.75	Regular
			12/26/2007	12/7/2007	$2.00	Special
Third Quarter	$49.57	$28.80	9/28/2007	10/22/2007	$0.75	Regular
Second Quarter	$54.24	$47.68	6/29/2007	7/23/2007	$0.75	Regular
First Quarter	$66.00	$50.19	3/30/2007	4/23/2007	$0.75	Regular
Year Ended December 31, 2006
Fourth Quarter	$59.75	$50.23	12/29/2006	1/22/2007	$0.70	Regular
			11/27/2006	12/8/2006	$3.00	Special
Third Quarter	$51.82	$47.07	9/29/2006	10/23/2006	$0.70	Regular
Second Quarter	$48.83	$40.36	6/30/2006	7/21/2006	$0.70	Regular
First Quarter	$44.85	$40.98	3/31/2006	4/21/2006	$0.70	Regular

We intend to distribute to our stockholders at least 90% of our REIT taxable income. All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on our REIT taxable earnings, financial condition, maintenance of REIT status, and such other factors as the board of directors may deem relevant from time to time.

We announced a new stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases during 2007, and as of December 31, 2007, there remained 5,000,000 shares available for repurchase under this plan.

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

Five Year — Total Return Comparison
December 31, 2002 through December 31, 2007

	2002	2003	2004	2005	2006	2007
Redwood Trust, Inc	100.00	213.45	300.72	226.42	355.32	239.87
S&P Composite-500 Index	100.00	128.70	142.70	149.71	173.35	182.88
NAREIT Mortgage REIT Index	100.00	157.39	186.40	143.18	170.85	98.50

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for 2007, 2006, 2005, 2004, and 2003 is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2007 presentation.

(In Thousands, Except Per Share Data)	2007	2006	2005	2004	2003
Selected Statement of Operations Data:
Interest income	$855,540	$885,160	$962,197	$651,618	$330,976
Interest expense	(651,762)	(701,704)	(757,270)	(431,421)	(202,861)
Net interest income	203,778	183,456	204,927	220,197	128,115
Operating expenses	(58,555)	(55,925)	(48,382)	(38,692)	(36,895)
Realized gains on sales and calls, net	12,781	22,557	65,879	66,378	53,531
Market valuation adjustments, net	(1,261,449)	(12,586)	(5,031)	(7,251)	(6,855)
Provision for income taxes	(5,192)	(9,970)	(17,521)	(7,997)	(5,502)
Dividends on Class B preferred stock	—	—	—	—	(681)
Undistributed earnings allocated to Class B preferred stock	—	—	—	—	(15)
Net (loss) income available to common stockholders	$(1,108,637)	$127,532	$199,872	$232,635	$131,698
Average common shares — basic	27,928,234	25,718,435	24,637,016	21,437,253	17,759,346
Net (loss) income per share — basic	$(39.70)	$4.96	$8.11	$10.85	$7.42
Average common shares — diluted	27,928,234	26,313,826	25,121,467	22,228,929	18,812,166
Net (loss) income per share — diluted	$(39.70)	$4.85	$7.96	$10.47	$7.04
Dividends declared per Class B preferred share	—	—	—	—	$0.76
Regular dividends declared per common share	$3.00	$2.80	$2.80	$2.68	$2.60
Special dividends declared per common share	$2.00	$3.00	$3.00	$6.00	$4.75
Total dividends declared per common share	$5.00	$5.80	$5.80	$8.68	$7.35
Selected Balance Sheet Data:
Earning assets	$9,695,240	$12,752,890	$16,529,286	$24,572,723	$17,543,487
Total assets	$9,938,472	$13,030,473	$16,776,960	$24,778,065	$17,670,386
Redwood debt	$7,561	$1,856,208	$169,707	$203,281	$236,437
Asset-backed securities issued	$10,329,279	$9,979,224	$15,585,277	$23,630,162	$16,826,202
Subordinated notes	$150,000	$100,000	—	—	—
Total liabilities	$10,656,751	$12,027,783	$15,842,000	$23,913,909	$17,117,058
Total stockholders’ (deficit) equity	$(718,279)	$1,002,690	$934,960	$864,156	$553,328
Number of common shares outstanding	32,385,073	26,733,460	25,132,625	24,153,576	19,062,983
Book value per common share	$(22.18)	$37.51	$37.20	$35.78	$29.03
Other Selected Data:
Average assets	$12,177,451	$14,123,151	$21,797,922	$21,559,604	$11,058,272
Average debt and ABS issued outstanding	$11,322,898	$12,996,244	$20,710,057	$20,748,658	$10,489,614
Average common equity	$723,807	$988,495	$970,269	$730,499	$526,808
Net income/average common equity	(153.2)%	12.9%	20.6%	31.8%	25.3%

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

Our investments in residential, commercial, and collateralized debt obligation (CDO) credit-enhancement securities (CES, or below investment-grade securities) have concentrated credit risk. We finance the acquisition of most of our first-loss and equivalent CES that are directly exposed to credit losses with capital. To date, our primary credit-enhancement investment focus has been in securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. Our CES investment returns depend on the amount and timing of the interest and principal collected on the loans in the pools supporting the securities. In an ideal environment, for most of our residential CES, we would experience fast loan prepayments and low credit losses which would, in turn, lead to attractive CES returns. Conversely, the return on most of our residential CES investments would be adversely affected by slow loan prepayments and high credit losses.

We also make investments in the securitization entities we sponsor – Sequoia and Acacia. The Sequoia entities hold real estate loans. The Acacia entities generally hold investment-grade securities (IGS), which have less concentrated credit risk than CES, as well as some second-loss, third-loss, and equivalent securities. The income we earn on our investment in the equity of these securitization entities is based upon the spread between the yield on the assets owned by each entity and the cost of funds borrowed to fund those assets. The cost of funds is the interest paid on the asset-backed securities (ABS) issued by each of these entities. Each entity is independent of Redwood and of each other and the assets and obligations are not owned by and are not obligations of Redwood.

During 2007, the most significant factor affecting our consolidated financial statements was the extensive price decline in real estate securities that began early in the year and continued unabated through the end of the fourth quarter. This price decline caused a substantial decline in our reported GAAP book value and earnings. We believe the real economic impact on Redwood is significantly less severe than the financial reporting impact reflected in our consolidated financial statements for the year ended December 31, 2007. The primary reason for the divergence between economics and GAAP relates to the accounting treatment required for our investments in the Acacia securitization entities.

For accounting purposes, we consolidate the balance sheets and income statements of the Acacia securitization entities. In 2007, we were required, for financial statement purposes, to mark-to-market (MTM) all of the assets of Acacia to fair value, but we were not permitted to MTM paired liabilities. The GAAP accounting treatment resulted in a carrying value for our investments in Acacia of a negative $1.4 billion at December 31, 2007. On January 1, 2008, we elected to adopt a new accounting standard, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), to value the assets and liabilities of the Acacia entities. This new standard significantly improved the disparity that existed between the GAAP carrying value of our Acacia investments and our estimate of the economic value of those investments. In accordance with FAS 159, we recorded a one-time, cumulative-effect adjustment to our balance sheet that increased the balance of our stockholders’ equity at January 1, 2008 by $1.5 billion. Our reported consolidated stockholders’ equity at December 31, 2007 was a negative $718 million. After giving affect to the adoption of FAS 159, our reported GAAP stockholders’ equity at January 1, 2008 was a positive $751 million.

Results

In 2007, our reported GAAP net loss was $1.1 billion ($39.70 per share) compared to GAAP net income of $128 million ($4.85 per share) in 2006. We paid $5.00 per share in dividends in 2007 (consisting of $3.00 per share in regular dividends and a $2.00 per share special dividend). Our board of directors has announced its intention to maintain the regular dividend at $0.75 per share per quarter in 2008.

Table 1 Net Income

(In Thousands, Except Share Data)	2007	2006	2005
Total interest income	$855,540	$885,160	$962,197
Total interest expense	(651,762)	(701,704)	(757,270)
Net interest income	203,778	183,456	204,927
Operating expenses	(58,555)	(55,925)	(48,382)
Realized gains on sales and calls, net	12,781	22,557	65,879
Market valuation adjustments, net	(1,261,449)	(12,586)	(5,031)
Provision for income taxes	(5,192)	(9,970)	(17,521)
Net (Loss) Income	$(1,108,637)	$127,532	$199,872
Diluted common shares	27,928,234	26,313,826	25,121,467
Net (loss) income per share	$(39.70)	$4.85	$7.96

By far the largest factor in the decline in net income in 2007 was a $1.3 billion increase in negative mark-to-market valuation adjustments. Another factor negatively affecting our net income relative to the prior year was a $10 million decline in gains generated from sales and calls of assets. Operating expenses increased from $56 million in 2006 to $59 million in 2007 as a result an increase in headcount and a reorganization of our residential and commercial operations, partially offset by a decrease in bonus awards as a result of the company’s GAAP results.

On the positive side, our operating results in 2007 were strong. Net interest income increased to $204 million in 2007, up from $184 million in 2006. This increase in net interest income was attributable to higher net interest income from our CES and IGS partially offset by a decline in the aggregate net interest income from our Sequoia investments caused by a reduction in the volume of loans held by the Sequoia entities in 2007 relative to 2006. Provision for income taxes decreased from $10 million in 2006 to $5 million in 2007.

Our estimated taxable income in 2007 was $5.79 per share, as compared to $6.75 per share in 2006, and our REIT taxable income in 2007 was $5.65 per share, as compared with $6.45 per share in 2006. Our REIT taxable income determines the minimum amount of dividends we must distribute in order to maintain our tax status as a REIT. Taxable income continues to run higher than GAAP income as we are not permitted to establish credit reserves or recognize MTM adjustments (impairments) for tax purposes. We amortize more of our CES discount into income for tax purposes, generally do not record impairments for tax purposes, and have a higher tax basis in these securities. Consequently, any future credit losses on our CES will have a more significant impact on taxable income and REIT taxable income compared to GAAP income. See Potential Income Tax Volatility later in this document.

The non-GAAP pro forma consolidating income statement shown below highlights the significant impact from the consolidation of Acacia securitization entities on our overall results. For the reasons described in the Mark-to-Market Adjustments Discussion below, we believe the net economic loss from our Acacia investments was significantly less than the net loss of $1.0 billion reported under GAAP.

Table 2 Non-GAAP Pro Forma Consolidating Income Statements

	Year Ended December 31, 2007
(In Millions)	Redwood Parent Only	Sequoia	Acacia	Redwood Consolidated
Net interest income	$133	$29	$42	$204
Operating expenses	(59)	—	—	(59)
Realized gains on sales and calls, net	15	—	(2)	13
Market valuation adjustments, net	(174)	—	(1,087)	(1,261)
Net (loss) income before provision for income taxes	(85)	29	(1,047)	(1,103)
Provision for income taxes	(5)	—	—	(5)
Net (Loss) Income	$(90)	$29	$(1,047)	$(1,108)

This is a non-GAAP presentation. In a GAAP presentation, the Redwood income column shown above would reflect the income from Sequoia and the loss from Acacia.

It is likely that we will continue to experience earnings volatility as a result of MTM adjustments in 2008. In particular, prices for real estate securities have continued to decline in the first quarter of 2008. We may also encounter further MTM adjustments from impairments on CES held at Redwood and from the consolidation of Acacia entities even after the adoption of FAS 159. These items are discussed in detail in the Mark-to-Market Adjustments Discussion that follows.

We believe that it is highly likely that the net interest income contribution from our existing Acacia investments will be lower in 2008 in comparison to 2007. Cash distributions from our Acacia investments can be disrupted based on credit rating agencies’ downgrades of the underlying collateral or due to deterioration in collateral performance. Our investment in each of these entities is separate and independent, thus diminished performance for one of our investments would have no effect on our investments in the other Acacia entities. We believe there is a strong likelihood that cash flows from our investments in four of the Acacia entities could be disrupted in the first or second quarter of 2008 and the cash flows from our investment in a fifth Acacia entity could be disrupted within a year. During the year ended December 31, 2007, the net interest income reported from our investments in these five entities was $21 million of the $42 million total net interest income shown in the table above.

Market Conditions and Activity

A broad re-evaluation of residential and commercial mortgage credit risk and the subsequent reduction in market values began early in the year and continued unabated through the end of the fourth quarter of 2007 and into the first quarter of 2008. The most dramatic negative price adjustments involved residential mortgage-backed securities (RMBS) and CDO securities backed by subprime and alt-a mortgages originated in 2006 and 2007.

The table below illustrates the additional interest rate spread that investors have required to compensate for the perceived additional credit risk of various types of RMBS and commercial mortgage-backed securities (CMBS).

We believe several converging factors led to the broad decline in capital markets pricing for RMBS, CMBS, and CDO securities which, in turn, negatively affected our operating results and caused us to incur dramatic negative mark-to-market valuation adjustments against our securities portfolio. These factors included:

•	declines in residential and commercial real estate prices;
•	a rapid increase in the number of delinquent residential mortgage loans;
•	a reduced willingness of investors to acquire commercial paper or other short-term debt backed by mortgage collateral;
•	credit-rating downgrades by credit rating agencies of numerous mortgage-backed securities and of bond insurers;
•	overall contraction in market liquidity;
•	forced selling, caused by margin calls and other factors;
•	the impact of speculation in related derivatives markets; and
•	a general unwillingness of investors to acquire assets in a falling market.

In addition, market trading activity during the second half of 2007 was unusually light. We believe that uncertainty related to future loss estimates made it difficult for willing buyers and sellers to agree on price. Correspondingly, new securitization activity was low throughout the second half of 2007 and remained at low levels into the first quarter of 2008. These changing market conditions have impacted our activities and operations in a variety of ways, while our core focus has remained consistent. Over the past few years, we have focused on establishing a foundation for growth. We have laid this foundation by diversifying our investment and financing capabilities, strengthening the Redwood team, and bolstering our systems and infrastructure. These remain top priorities for us going forward. At the same time, however, the manner in which we utilize these resources has evolved, and will continue to do so, in response to changing market conditions.

During the first half of 2007, when market conditions began to show signs of a correction, we closely monitored our acquisition decisions while continuing to acquire real estate securities, both as investments and for planned Acacia CDO entities, as well as loans for planned Sequoia entities. As market conditions became more turbulent toward the end of the second quarter and through the third quarter, we reduced our acquisition activity, focusing instead on strengthening our liquidity position and freeing up capital for deployment into higher yielding assets. During the fourth quarter, while continuing to focus on maintaining the strength of our capital base, we began to take advantage of some of the acquisition opportunities created by the current market conditions.

The majority of our residential CES was originated during or prior to 2005, and these securities continue to perform in line with or better than our original expectations. The prime and alt-a loans backing these seasoned CES have generally exhibited strong payment histories and declining loan-to-value ratios due to principal pay-downs and home price appreciation in the earlier years of those loans. In contrast, our residential CES originated in 2006 and 2007 are performing below our original expectations. We have assessed our exposure to these vintages ($48 million or 30% of total residential CES) and believe we were adequately reserved for credit losses at December 31, 2007.

Our commercial CES portfolio continues to perform well in the face of weakening fundamentals for this asset class in general. Serious delinquencies on commercial loans underlying CES are still near industry historic lows. We expect industry default rates to increase and approach 1% during 2008. As expected with diverse CMBS collateral pools, we continue to experience isolated defaults that have not been indicative of overall performance trends to date. We believe that our credit reserves adequately provided for expected losses on all of our credit-sensitive commercial securities at December 31, 2007.

We expect that an economic stimulus package recently passed by Congress, which raises conforming limits for Freddie Mac and Fannie Mae eligible loans, will have a modest positive impact on our credit-enhancement portfolio. The long-term impact, however, remains unclear.

Capital and Liquidity

Our excess capital position was $282 million at December 31, 2007, an increase from the $183 million we had at the end of 2006. Our sources of capital during the year were $185 million from stock issuance, $50 million from the issuance of subordinated notes, $216 million from portfolio cash flows in excess of our operating costs, and $276 million from asset sales to third parties and our securitization entities. During the year, we used $485 million of capital for new investments and $143 million of capital for dividend payments.

Our year-end liquidity position remained strong at $297 million. Redwood debt (short-term debt not included in capital) was $8 million at the end of the year. We continue to have no liquidity issues or need to sell assets and, using our excess capital, have commenced investing in new long-term assets.

Although we intend to be cautious in deploying our capital in 2008, we believe there may be extraordinary opportunities in 2008 to make new investments with long-term earnings potential at attractive prices. Price levels for many real estate assets are now at historic lows, providing a substantial cushion against future losses. We have begun to see compelling long-term value in many new and seasoned assets, in spite of the price volatility that we and other market participants will continue to experience over the near term.

We deployed a significant amount of capital during the fourth quarter of 2007 ($123 million), and we believe our rate of capital deployment could increase in 2008. The velocity of forced liquidations of seasoned assets at attractive prices by many financial institutions is increasing, and we expect new opportunities to arise to credit-enhance new loans originated to much higher-quality standards. We expect to continue financing these types of credit-sensitive investments with capital, either on our own or with third-party capital sourced through opportunity funds or other asset management vehicles. Given the opportunities in front of us, we will likely seek to raise additional Redwood capital in 2008, assuming capital can be raised in a manner that is accretive to earnings given our planned capital uses.

Outlook

We expect that over the next two to three years, we will likely experience delinquencies and credit losses that will increase materially on a percentage basis in comparison to the low levels we experienced over the last few years. We believe we have established appropriate reserves for these increased losses, however, and we expect most of our assets to produce healthy economic returns even with the increased losses that we currently anticipate. That being said, we do not know how long or how severe this credit cycle will be, and our current expectations about the level of future losses could be overly optimistic.

Overall, we believe the most appropriate expectation over the next few years is that credit losses will escalate and likely reduce the amount of our special dividends. In a severe case — a case that we are not expecting despite current market turmoil — taxable income alone may be less than our regular dividend for some period of time.

On the positive side for Redwood, the real estate and capital markets excesses of the past continue to get wrung out of the system, which we believe will make for a positive longer-run future for us. Real estate is beginning to return to sound fundamentals, competition has been reduced, and there are some prospects for new forms of credit-enhancement to arise in the future where we could be competitive. Additionally, asset prices continue to fall, and assets are beginning to change hands after several months during which there was little market activity, so our search for new acquisition opportunities is becoming more interesting.

After a painful year for our industry, we believe we have emerged from 2007 as one of the companies best positioned to capitalize on the opportunities that lay ahead. The strength of our balance sheet allowed us to weather the current liquidity crisis and build for the future. Overall, we believe the long-term outlook for Redwood is favorable, although the near and medium-term will likely remain difficult. As a survivor and a leader, we will have an opportunity to define the new operating models in our space in the future.

Mark-to-Market Adjustments Discussion

Accounting and Economics

The rules regarding mark-to-market (MTM) accounting are complex and may not clearly reflect the underlying economics. This accounting and economic discussion is intended to provide investors with a better understanding of the impact of MTM adjustments on our reported financial results.

MTM adjustments can result from changes in fair values caused either by a change in expected cash flows (i.e. increased credit loss estimates reducing expected cash flows), or a change in market discount rates (i.e., the market requires a greater risk premium and/or interest rates rise), or a combination of both.

All changes in fair value for securities or derivatives accounted for as trading instruments flow through the income statement. These adjustments can be either positive or negative from period to period.

The vast majority of real estate securities held by Redwood and consolidated Acacia entities at December 31, 2007 were accounted for as available-for-sale (AFS) securities. We carry AFS securities in our GAAP balance sheet at their fair value. Positive changes in the fair value of AFS securities from period to period are always accounted for as increases to stockholders’ equity and do not flow through our income statement. Accounting for negative changes in the fair value of AFS securities from period to period requires a three-step process involving a combination of quantitative and judgmental evaluations. The ultimate purpose of this process is to determine whether negative MTM adjustments represent “other-than-temporary” (OTT) impairments, which flow through our GAAP income statement, or represent “temporary” impairments, which are recorded as a reduction of stockholders’ equity and do not flow through our income statement.

The diagram below and the narrative discussion that follow addresses the three-step process for evaluating impairments on AFS securities.

The first step in this process is to determine whether there has been an adverse change in the underlying cash flows generated by the security. A security is considered OTT impaired even if the change in projected cash flows is small relative to the resulting MTM adjustment. It is difficult to separate with precision how much of the change in fair value is driven by changes in expected cash flows versus changes in market discount rates, but during periods of market illiquidity and uncertainty (as we encountered in late 2007), the market discount rate impact can be significant.

The second step is to determine whether we have the ability and intention to hold the security.

The third step requires us to evaluate whether an impaired security will recover in value within a reasonable period of time. This step is very subjective and proved especially difficult this quarter in light of turmoil and uncertainty in the capital markets. We needed additional time to complete this step, and thus we requested a fifteen-day extension of the filing date of our annual report on Form 10-K. Over 70% of the total OTT impairments we recorded during the fourth quarter resulted from this third step of the process.

AFS securities deemed OTT impaired for accounting purposes cannot be written back up through MTM adjustments in our income statement. This does not mean the underlying security could not recover in value. If the value of an impaired security does recover, we would recognize this benefit through higher interest yields over time. Therefore, some of our securities which were classified as OTT impaired for accounting purposes during 2007 may eventually prove to have significant economic value to us.

We believe the MTM accounting rules applicable to the preparation of our 2007 financial statements caused our stockholders’ equity to be significantly understated at December 31, 2007. We are required for accounting purposes to consolidate the Acacia CDO entities. As a result, the net GAAP carrying value of our investments in Acacia reflected in our financial statements is expressed as the difference between the carrying value of Acacia’s assets and the carrying value of Acacia’s liabilities (ABS issued to third parties). The MTM accounting rules in place at December 31, 2007, required us to MTM Acacia’s assets, but did not permit us to MTM Acacia’s liabilities, even though the assets and liabilities are directly paired (i.e., the liabilities of an Acacia entity will be repaid only from the cash flows generated by that entity’s assets). Consequently, the GAAP net carrying value of our investments in Acacia entities was negative $1.4 billion at December 31, 2007, a value that is impossible (as the economic value of our investments cannot be less than zero) and significantly understates our estimate of the economic value of our Acacia investments at that time.

In our opinion, the best economic method to assess the value of our investments in Acacia is to calculate the net present value of future expected cash flows of these investments. Our December 31, 2007 estimate of the sum of future expected cash flows from our investments in Acacia securities plus management fees we anticipate receiving from those entities was $244 million. The net present value of these cash flows discounted at 45% was $46 million. We believe that $46 million is a reasonable approximation of the economic value of our investments in Acacia at December 31, 2007. If we were permitted for accounting purposes to use the valuation methodology described above, GAAP and economics would be in sync, and our financial statements and disclosures would be less complicated.

On January 1, 2008, we adopted FAS 159 and elected to fair value both the assets and liabilities of the Acacia entities. In accordance with FAS 159, we recorded a one-time, cumulative-effect adjustment to our balance sheet that decreased the carrying value of Acacia liabilities by $1.5 billion and increased stockholders’ equity by that amount in our January 1, 2008 balance sheet. Adoption of this new accounting standard significantly improves the substantial disparity that existed between the Acacia GAAP presentation and economics at December 31, 2007.

Discrepancies between economic and GAAP valuations of our Acacia investments will continue to occur because under FAS 159 the cash flow value of our investments is not taken into account in determining the carrying value of our investments. Instead, GAAP carrying value of our investments is derived by subtracting the fair value of Acacia’s liabilities from the fair value of Acacia’s assets. Furthermore, Acacia’s assets and liabilities are valued separately in their independent markets. In theory, changes in the fair values of Acacia’s assets and liabilities should be reasonably correlated as they are paired within the same legal structure -- ABS issued by each Acacia entity will be repaid directly and solely from the cash flows generated by the assets owned by that entity. However, at any given moment, the capital markets may use different discount rates and valuation parameters for Acacia’s collateral assets relative to its ABS issued to third parties. On January 1, 2008, for instance, the market values for Acacia liabilities were, in our view, depressed relative to the paired collateral asset values. As a consequence of this market condition, when we fair valued the assets and liabilities of the Acacia entities under FAS 159 at January 1, 2008, the derived net GAAP carrying value of our Acacia investments was $84 million. This result exceeded our $46 million estimate of economic value of our investments in Acacia entities based on the net present value of expected cash flows.

As a consequence of adopting FAS 159, we will be required in the future to flow through our quarterly income statements the relative changes in the fair values of Acacia assets and liabilities as measured in their independent markets. There is no way to anticipate these relative changes from quarter to quarter. As a consequence, our earnings will vary as these values fluctuate over time. In particular, if Acacia liability values increase from the low levels at December 31, 2007, all or a portion of the $38 million by which the GAAP carrying value at January 1, 2008 ($84 million) exceeded our estimate of economic value ($46 million) will flow through our income statement as negative MTM adjustments. There is no scheduled time frame when this excess may be absorbed. It could happen gradually over time, or it could happen in a single quarter.

Impact on Redwood

The price declines in real estate securities in 2007 had a significant negative GAAP financial reporting impact on Redwood, as MTM adjustments to our consolidated real estate securities portfolio caused our GAAP book value and our GAAP earnings to decline significantly. As previously discussed, we believe the real economic effect of these MTM adjustments is significantly less than the impact shown under GAAP as a consequence of being required to MTM Acacia assets, but not being permitted to MTM the paired Acacia liabilities.

The tables below detail the total MTM adjustments by the underlying collateral type for the securities.

Table 3 Total Mark-to-Market Adjustments by Underlying Collateral Type

	2007
(In Millions)	IGS	CES	OREI & Derivatives	Total	MTM Percent (1)
Residential
Prime	$(252)	$(290)	$1	$(541)	(39.33)%
Alt-a	(467)	(168)	(67)	(702)	(56.10)%
Subprime	(192)	(59)	(11)	(262)	(52.62)%
Residential total	(911)	(517)	(77)	(1,505)
Commercial	(20)	(156)	—	(176)	(29.19)%
CDO	(167)	(33)	—	(200)	(61.61)%
Interest rate agreements & other derivatives	—	—	(44)	(44)
Total Mark-to-Market Adjustments	$(1,098)	$(706)	$(121)	$(1,925)

(1)	This percentage represents the MTMs taken as a percentage of the reported market values at the beginning of the year, or purchase price if acquired during the year. It is intended to highlight the price declines by collateral type for the year ended December 31, 2007. These price declines are for our specific portfolio and my not be indicative of price declines in the market in general.

Table 4 Non-GAAP Total Mark-to-Market Adjustments by Vintage

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
Acacia	$(200)	$(315)	$(742)	$(339)	$(1,596)
Redwood	(65)	(52)	(108)	(104)	(329)
Total Mark-to-Market Adjustments	$(265)	$(367)	$(850)	$(443)	$(1,925)

The purpose of this pro forma presentation is to show total mark-to-market adjustments for 2007 by vintage and by the amount that affected Redwood (separate from Acacia), Acacia, and Redwood on a consolidated basis. This is a non-GAAP presentation. The totals shown above are reconciled to GAAP in Table 5 below.

The tables below show how these MTM adjustments on securities affected Redwood (separate from Acacia), Acacia, and Redwood on a consolidated basis. They also show the MTM adjustment amounts that flowed through our income statement and balance sheet.

Table 5 Non-GAAP Pro Forma Balance Sheet and Income Statement Information — Mark-to-Market Adjustments

	2007
(In Millions)	Redwood Excluding Acacia	Sequoia	Acacia	Total
Balance Sheet Impact
Reduction in stockholders' equity	$(158)	$—	$(509)	$(667)
Income Statement Impact
Market valuation adjustments
Impairments on AFS securities	(144)	—	(1,031)	(1,175)
Changes in fair value on trading instruments	(27)	—	(56)	(83)
Total income statement impact	(171)	—	(1,087)	(1,258)
Total Mark-to-Market Adjustments	(329)	—	(1,596)	(1,925)

The purpose of this pro forma presentation is to show the consolidating components for total mark-to-market adjustments for the year ended December 31, 2007. These mark-to-market adjustments are further detailed by the balance sheet (stockholders’ equity) and income statement impact. This is a non-GAAP presentation. The total stockholders’ equity impact of $667 million for the year ended December 31, 2007 agrees with our consolidated balance sheet for the year. The total income statement impact of $1.3 billion for the year ended December 31, 2007 agrees with our consolidated income statement for the year.

Effective January 1, 2008, we elected to adopt the new accounting standard, FAS 159, that allows us to MTM both the assets and the liabilities of Acacia. We recorded a one-time cumulative adjustment to our opening balance for 2008 to reduce the carrying value of Acacia’s liabilities by $1.5 billion. After giving effect to this adjustment, the net MTM impact for 2007 was negative $106 million. This impact is substantially less than the $1.6 billion reflected in our consolidated financial statements.

Negative MTM adjustments on the securities at Redwood that were reflected as a reduction of stockholders’ equity at December 31, 2007 (that is, gross unrealized losses that have not flowed through our income statement) were $51 million for residential CES and $43 million for commercial CES. If credit conditions continue to deteriorate in 2008, causing an adverse change in the expected cash flows from these securities, we could be required to flow through our income statement an impairment charge for a portion or for all of these negative MTM adjustments. It is important to note that those impairment charges would not impact our book value as the MTM adjustments were already deducted from stockholders’ equity at December 31, 2007, but they would reduce our GAAP earnings in 2008.

Mark-to-Market Valuation Process

The fair values we use in our mark-to-market process reflect what we believe we would realize if we chose to sell our securities or would have to pay if we chose to buy back our asset-backed securities (ABS) issued (liabilities). Establishing fair values is inherently subjective and is dependent upon many market-based inputs, including observable trades, information on offered inventories, bid lists, and indications of value obtained from dealers. Valuations are especially difficult for more illiquid securities, such as the securities we own and our ABS issued, and when there is limited trading visibility, as was the case in recent months. For these reasons, we expect market valuations to continue to be highly volatile.

Fair values for the securities we own and our ABS issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We then use these assumptions to generate cash flow estimates and internal values for each individual security.

We request indications of value (marks) from dealers every quarter to assist in the valuation process. For December 31, 2007, we received dealer marks on 87% of the assets and liabilities on our balance sheet and did not receive marks for the remaining 13%.

One of the factors we consider in our valuation process is our assessment of the quality of the dealer marks we receive. Dealers were overwhelmed with requests for 2007 year-end marks, and there was little observable trading information for them to rely upon. Thus, their marks were most likely generated by their own pricing models for which they did not share their inputs and we had little insight into their assumptions. Furthermore, the dealers now heavily qualify the information they send to us. The qualifications include the following:

•	credit markets have been characterized by significant volatility and very limited liquidity;
•	the sharp downturn in trading levels for many securities has resulted in poor price transparency;
•	valuations have become especially dependent on assumptions used in valuation models rather than observable inputs;
•	valuations are indicative only and may not reflect the actual prices or spread levels at which the securities could be sold; and
•	valuations do not necessarily reflect the values that would be produced by other pricing models or methods.

Our valuation process relied on our internal values to estimate the fair values of our securities at December 31, 2007. In the aggregate, our internal valuations of the securities on which we received dealer marks were $298 million, or 14%, lower than the aggregate dealer marks at December 31, 2007. Our internal valuations of our ABS issued on which we received dealer marks were $3 million, or less than 1%, lower than the aggregate dealer marks at December 31, 2007.

Results of Operations: 2007 vs. 2006

Interest Income

Total interest income consists of the interest earned on interest-bearing assets, adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on the following types of interest-bearing assets consolidated on our balance sheet: real estate loans, real estate securities, other real estate investments, non-real estate investments, and cash.

Table 6 Interest Income and Yield

	Year Ended December 31,
	2007				2006
(Dollars in Thousands)	Interest Income	Percent of Total Interest Income	Average Amortized Cost	Yield	Interest Income	Percent of Total Interest Income	Average Amortized Cost	Yield
Real estate loans, net of provision for credit losses	$467,677	54.67%	$8,056,936	5.80%	$608,868	68.78%	$10,652,094	5.72%
Real estate securities	364,023	42.55%	3,599,396	10.11%	265,353	29.98%	2,612,934	10.15%
Other real estate investments	5,762	0.67%	33,717	17.09%	—	—	—	—
Non-real estate investments	2,590	0.30%	49,752	5.21%	—	—	—	—
Cash and cash equivalents	15,488	1.81%	332,856	4.65%	10,939	1.24%	268,340	4.08%
Total Interest Income	$855,540	100.00%	$12,072,658	7.09%	$885,160	100.00%	$13,533,368	6.54%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2007 as compared to 2006.

Table 7 Volume and Rate Changes for Interest Income

	Change in Interest Income Years Ended December 31, 2007 Versus December 31, 2006
(In Thousands)	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(148,338)	$7,147	$(141,191)
Real estate securities	100,179	(1,509)	98,670
Other real estate investments	5,762	—	5,762
Non-real estate investments	2,590	—	2,590
Cash and cash equivalents	2,630	1,919	4,549
Total Interest Income	$(37,177)	$7,557	$(29,620)

Note: Volume change is the change in average volumes between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table. For investments we did not own in prior periods, the entire change was attributable to volume.

Below is a further breakdown and discussion of the year-over-year changes for interest-bearing real estate loans, real estate securities, other real estate investments, and cash.

Interest Income — Real Estate Loans

The following tables provide detail on interest income earned on our residential and commercial real estate loan portfolios for 2007 and 2006.

Table 8 Consolidated Real Estate Loans

Year Ended December 31, 2007						Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$516,848	$(37,671)	$(10,461)	$468,716	$8,030,563	6.44%	(0.60)%	5.84%
Commercial loans	1,210	99	(2,348)	(1,039)	26,373	4.59%	(8.53)%	(3.94)%
Total Loans	$518,058	$(37,572)	$(12,809)	$467,677	$8,056,936	6.43%	(0.63)%	5.80%

Year Ended December 31, 2006						Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Reversal of Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$654,192	$(48,700)	$394	$605,886	$10,611,827	6.17%	(0.46)%	5.71%
Commercial loans	2,849	168	(35)	2,982	40,267	7.08%	0.33%	7.41%
Total Loans	$657,041	$(48,532)	$359	$608,868	$10,652,094	6.18%	(0.46)%	5.72%

Residential Real Estate Loans

Total interest income on residential real estate loans decreased to $469 million for 2007 from $606 million for 2006. This was primarily a result of lower average balances of residential real estate loans and increased credit provisions in 2007 relative to 2006. Our residential real estate loan balance decreased to $7.2 billion at December 31, 2007 from $9.3 billion at December 31, 2006, as our loans paid down and we had a relatively low level of loan acquisitions. Of the $7.2 billion of residential loans outstanding at December 31, 2007, 68% consisted of one or six-month LIBOR adjustable-rate residential loans (LIBOR ARMs). The level of short-term interest rates and the shape of the yield curve have an impact on the prepayment performance of LIBOR ARM loans. As the yield curve flattened and short-term interest rates rose beginning in early 2004, prepayments on these loans accelerated and, until recently, have generally prepaid at relatively fast speeds. In the second half of 2007, as the yield curve steepened and short-term interest rates began to fall, prepayments on LIBOR ARM loans slowed considerably. The average constant prepayment rate (CPR) for our LIBOR ARMs was 46% in the year ended December 31, 2006, 38% in the year ended December 31, 2007, and 27% on an annualized basis in the fourth quarter of 2007.

Loan premium amortization expense was $38 million for 2007 and $49 million for 2006. On a percentage basis, loan premium amortization expense for our LIBOR ARMs continues to lag the rate of decrease in our LIBOR ARM residential loan balance. The reason for this anomaly relates to the loan premium amortization method we use for loans acquired prior to July 2004, which represented 36% of the loan balance at December 31, 2007. For these loans, the premium amortization rate is somewhat influenced by prepayments, but is also influenced by short-term interest rates. As short-term rates increase, premium amortization slows; as short-term rates decrease, premium amortization potentially accelerates in a material way. See the Potential for GAAP Earnings Volatility below for further discussion. For the remainder of the loans (those acquired after July 2004), we use a different accounting method for premium amortization, where the percentage of amortization is more closely correlated to prepayment rates regardless of changes in short-term interest rates.

In 2007, we increased our provision for credit losses for residential loans by $11 million. In 2006, we reduced our provision for credit losses for residential loans by less than $1 million. As the residential loans on our consolidated balance sheet season and we do not acquire many new loans, we would expect to increase our credit reserve on a percentage basis, as we would expect our delinquencies to rise. On a percentage basis, our credit reserve increased to 0.26% of the residential loan balance at December 31, 2007 from 0.22% at December 31, 2006. Serious delinquencies (defined as those loans that are 90 days or more delinquent, in foreclosure or real estate owned) in residential loans have increased from 0.71% of the current loan balance at December 31, 2006 to 0.96% at December 31, 2007. As a percentage of original balance, serious delinquencies increased from 0.21% at December 31, 2006 to 0.24% at December 31, 2007.

Commercial Real Estate Loans

Interest income on commercial real estate loans decreased by $4 million for 2007 compared to the previous year. The majority of the decrease related to fully reserving for an anticipated loss on a mezzanine commercial loan financing a condominium-conversion project during the first quarter of 2007. Cost over-runs and changing market conditions make it probable that we will not collect any outstanding principal or accrued interest upon completion of the project. The total charge-off for this loan was $3 million, of which $2 million related to principal (and taken through the credit provision) and $1 million to accrued interest (and taken as a reduction in interest income).

Interest Income — Real Estate Securities

The tables below present the income and yields of the components of our real estate securities for 2007 and 2006.

Table 9 Real Estate Securities — Interest Income and Yield

Year Ended December 31, 2007					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$128,398	$7,428	$135,826	$2,038,545	6.30%	0.36%	6.66%
Commercial	7,001	270	7,271	117,709	5.95%	0.23%	6.18%
CDO	17,392	121	17,513	245,595	7.08%	0.05%	7.13%
Total IGS	$152,791	$7,819	$160,610	$2,401,849	6.36%	0.33%	6.69%
CES
Residential	$81,414	$75,543	$156,957	$714,023	11.40%	10.59%	21.99%
Commercial	43,446	271	43,717	457,803	9.49%	0.06%	9.55%
CDO	2,872	(133)	2,739	25,721	11.17%	(0.52)%	10.65%
Total CES	$127,732	$75,681	$203,413	$1,197,547	10.67%	6.32%	16.99%
Total Real Estate Securities	$280,523	$83,500	$364,023	$3,599,396	7.79%	2.32%	10.11%

Year Ended December 31, 2006					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$86,181	$6,874	$93,055	$1,393,736	6.18%	0.49%	6.67%
Commercial	9,436	263	9,699	138,425	6.82%	0.19%	7.01%
CDO	10,777	29	10,806	175,358	6.15%	0.02%	6.17%
Total IGS	$106,394	$7,166	$113,560	$1,707,519	6.23%	0.42%	6.65%
CES
Residential	$67,135	$57,404	$124,539	$597,206	11.24%	9.61%	20.85%
Commercial	26,961	(1,561)	25,400	290,964	9.27%	(0.54)%	8.73%
CDO	1,854	—	1,854	17,245	10.75%	—	10.75%
Total CES	$95,950	$55,843	$151,793	$905,415	10.60%	6.17%	16.77%
Total Real Estate Securities	$202,344	$63,009	$265,353	$2,612,934	7.74%	2.41%	10.15%

Investment-Grade Securities

Interest income from IGS increased to $161 million in 2007 as compared to $114 million in 2006, due primarily higher average balances of IGS in 2007. The majority of the IGS we acquired over the past year were residential, in part because comparably rated commercial securities traded at relatively higher prices and lower yields. The overall yield on our IGS portfolio increased during the year, reflecting increasing coupon rates on the underlying loans. The decrease in yields on commercial IGS in 2007 relative to 2006 was due to the sale of commercial IOs in 2006 owned by earlier Acacia entities.

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

Interest income from our residential CES was $157 million for 2007, a $32 million increase over 2006. This increase is the result of higher yields and higher average balances. Most of our residential CES portfolio is backed by loans originated in 2005 and earlier. The credit performance on these loans has generally been better than our initial expectations, and this has contributed to higher yields than anticipated. Faster than anticipated prepayment rates on adjustable-rate mortgages (ARMs) have also contributed to higher levels of discount amortization. ARMs represented (by market value) 44% of our residential CES portfolio at December 31, 2007 and average actual prepayment rates were in excess of 34% in 2007 compared to our initial expectations (at the time of acquisition) of 20% to 25%.

We own residential real estate securities that are backed by option ARMs that give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARM securities depends on our expectation of collectability. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. We currently do not expect to collect the neg am interest on our unrated and B-rated securities. As a result, in both 2007 and 2006 we recognized $5 million of neg am interest on securities rated BB and higher. During each of these time periods we deferred recognition of neg am interest of $4 million on our unrated and B-rated securities backed by option ARMs. We will recognize any deferred interest on these securities only if and when cash is received. Our cumulative deferred neg am interest was $8 million at December 31, 2007, an increase from $4 million at December 31, 2006.

Commercial Credit-Enhancement Securities

Interest income from our commercial CES was $44 million for 2007, an $18 million increase over 2006. This increase is primarily the result of significantly higher average balances. The average yield earned on our commercial CES portfolio for 2007 was 9.55%, an increase from 8.73% for 2006. For both 2007 and 2006, the yield was low relative to our other CES due to our credit loss assumptions. Similar to residential CES, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. As a result, it will take several years to further observe credit performance and re-assess our loss assumptions. A decrease in projected credit loss assumptions would result in higher yields (an increase in discount amortization) while increased loss assumptions would lead to lower yields or impairments.

Interest Income — Other Real Estate Investments

The table below presents the interest income, average balance, and yield on our other real estate investments for 2007. We did not hold other real estate investments in 2006.

Table 10 Other Real Estate Investments — Interest Income and Yield

(Dollars in Thousands)	Interest Income	Average Balance	Yield as a Result of Interest Income
Year Ended December 31, 2007	$5,762	$33,717	17.09%

Other real estate investments consist of residential IOs, NIMs, and residuals. In prior years, these assets were included in real estate securities. The majority of the interest income was from residuals we purchased in the first half of 2007. Since we account for these assets as trading assets, the yield should be considered in conjunction with the market valuation adjustments recognized through the income statement on these assets, as discussed further later in this document.

Interest Income — Cash and Cash Equivalents

Interest income from cash and cash equivalents was $15 million for 2007, an increase from $11 million for 2006. Average cash balances were higher for 2007 as compared to 2006 as we had higher levels of excess capital. Yields were marginally higher for 2007 as compared to 2006.

Interest Expense

Interest expense consists of interest incurred on consolidated ABS issued by sponsored securitization entities, Redwood debt, and Redwood subordinated notes.

The table below presents our interest expense and balances for these components for 2007 and 2006.

Table 11 Total Interest Expense

	Year Ended December 31,
(Dollars in Thousands)	2007	2006
Interest expense on consolidated ABS issued	$580,955	$671,445
Interest expense on Redwood debt	60,029	29,836
Interest expense on subordinated notes	10,778	423
Total Interest Expense on Total Obligations	$651,762	$701,704
Average balance of ABS issued	$10,171,192	$12,497,551
Average balance of Redwood debt	1,024,829	493,357
Average balance of subordinated notes	126,877	5,336
Average Total Obligations	$11,322,898	$12,996,244
Cost of funds of ABS issued	5.71%	5.37%
Cost of funds of Redwood debt	5.86%	6.05%
Cost of funds of subordinated notes	8.49%	7.93%
Total Cost of Funds of Obligations	5.76%	5.40%

Total consolidated interest expense decreased to $652 million in 2007 from $702 million in 2006. The primary reason relates to a decline in the average balance outstanding of ABS issued offset to some extent by higher average balances of Redwood debt and subordinated notes.

Interest expense on consolidated ABS decreased by $90 million to $581 million in 2007 from $671 million in 2006. The reduction in consolidated ABS interest expense was caused by a decline in the average balance of outstanding consolidated ABS issued as a result of prepayments of the loans within these securitization entities. Offsetting some of the decline in balances was the higher cost of funds due to an increase in short-term interest rates during the first nine months of 2007 as most of our debt and consolidated ABS issued is indexed to one, three, or six-months LIBOR. These factors are illustrated in the volume and rate change table below.

Interest expenses on Redwood debt increased by $30 million to $60 million in 2007 from $30 million in 2006 as a result of increased use of Redwood debt primarily during the first half of 2007. The average balance of our outstanding Redwood debt increased during 2007 due to a high level of financing for the acquisition of residential real estate loans and securities prior to the securitization of these assets through Sequoia and Acacia, (including from calling some older Sequoia loan securitizations) and financing of AAA and AA-rated real estate securities during the early part of the year.

Our subordinated notes (issued in 2006 and May 2007) pay interest expense at three-month LIBOR plus 225 basis points (2.25%). The cost of funds accrued on these notes includes the amortization of deal costs.

The table below illustrates the factors for the reduction in consolidated ABS interest expense.

Table 12 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Years Ended December 31, 2007 vs. December 31, 2006
(In Thousands)	Volume	Rate	Total Change
Interest expense on ABS	$(124,986)	$34,496	$(90,490)
Interest expense on Redwood debt	32,141	(1,948)	30,193
Interest expense on subordinated notes	9,635	720	10,355
Total Interest Expense on Total Obligation	$(83,210)	$33,268	$(49,942)

Note: Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The table below presents the different components of our interest costs on ABS issued for 2007 and 2006. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only securities (IOs).

Table 13 Cost of Funds of Asset-Backed Securities Issued

	Year Ended December 31,
(Dollars in Thousands)	2007	2006
ABS issued interest expense	$575,363	$667,061
ABS issued issuance expense amortization	22,009	25,669
Net ABS issued interest rate agreement income	(8,228)	(12,472)
Net ABS issued issuance premium income amortization	(8,189)	(8,813)
Total ABS Issued Interest Expense	$580,955	$671,445
Average balance of ABS issued	$10,171,192	$12,497,551
ABS issued interest expense	5.66%	5.34%
ABS issued issuance expense amortization	0.21%	0.21%
Net ABS issued interest rate agreement income	(0.08)%	(0.10)%
Net ABS issued issuance premium income amortization	(0.08)%	(0.07)%
Cost of Funds of ABS Issued	5.71%	5.38%

Operating Expenses

Components of our operating expenses for 2007 and 2006 are presented in the table below.

Table 14 Operating Expenses

	Year Ended December 31,
(In Thousands)	2007	2006
Fixed compensation expense	$17,779	$13,871
Variable compensation expense	1,787	7,709
Equity compensation expense	12,249	11,498
Severance expense	3,720	—
Total compensation expense	35,535	33,078
Systems	9,547	7,947
Due diligence	1,080	4,035
Office costs	5,200	4,278
Accounting and legal	3,674	3,533
Other operating expenses	3,519	3,054
Total Operating Expenses	$58,555	$55,925

Total operating expenses were $59 million for 2007, an increase of $3 million from 2006. The primary reason was an increase in compensation expense, although the various components of this expense either increased and decreased from last year’s levels. There was severance expense as part of a realignment of residential and commercial operations in 2007 and no such expense in 2006. Fixed compensation expense includes employee salaries and related employee benefits. Our average headcount increased 20% in 2007 over 2006 levels and combined with salary increases in 2007 accounts for the 30% year over year increase in the fixed compensation. Variable compensation expense was significantly lower in 2007. Variable compensation expense includes employee bonuses which are based on the annual adjusted return on equity earned by Redwood and individual performance. The adjusted return on equity was below that required for company performance bonuses, to be earned in 2007. Equity compensation expense includes the cost of equity awards granted to employees and directors over the vesting period.

Non-compensation expenses were relatively the same in 2007 as in 2006. The ongoing office and system related costs were in line with our staffing growth. These increases were offset by a decrease in due diligence expenses as our acquisition activity was lower in 2007.

Realized Gains on Sales and Calls

Total realized gains on sales and calls were lower for 2007 compared to 2006. The primary reason was the fact that prices on securities fell throughout 2007 and, as a result, we did not choose to exercise our call rights on eligible Acacia entities. In 2006, we called three Acacias, sold the underlying assets and recognized gains after paying back the related debt. Early in 2007, we called one Acacia and generated some gains. As prices on securities fell in the second half of 2007, the liquidity in the market also became restricted. Early in the second half of 2007, we decided to sell most of our AAA-rated securities funded with debt and did so at a loss, further contributing to the disparity in net (losses) gains on sales between 2007 and 2006.

In the second half of 2007, we acquired a few Acacia ABS at discounts relative to the issued price. Under GAAP accounting, these transactions generated a $13 million gain which was the difference between our purchase price ($16 million) and the outstanding amortized principal balance of the ABS acquired ($29 million).

The table below provides detail of the net realized gains on sales and calls for 2007 and 2006.

Table 15 Realized Gains on Sales and Calls, Net

	Year Ended December 31,
(In Thousands)	2007	2006
Realized gains (losses) on sales of:
Real estate loans	$678	$(14)
Real estate securities	(6,147)	11,205
Interest rate agreements	439	8,386
Total (losses) gains on sales	(5,030)	19,577
Total gains on repurchase of Acacia ABS	12,500	—
Total gains on calls of residential CES	5,311	2,980
Total Realized Gains on Sales and Calls, Net	$12,781	$22,557

Market Valuation Adjustments

Market valuation adjustments reflect those changes in fair values of assets that we recognize through our income statement. These include changes in the fair value of our trading instruments (other real estate investments, non-real estate investments, credit default swaps, and certain interest rate agreements), the write-downs of assets that are impaired under the provisions of EITF 99-20, EITF 03-01, and SAB 59 and the change in the value of our purchase commitments.

The table below provides the components of realized valuation adjustments for 2007 and 2006. Other than certain interest rate agreements, we did not have any assets accounted for as trading instruments in 2006.

Table 16 Market Valuation Adjustments, Net

	Year Ended December 31,
(In Thousands)	2007	2006
Changes in fair value of trading instruments
Other real estate investments
Residuals	$(15,223)	$—
NIMs	(9,436)	—
IOs	1,050	—
Total other real estate investments	(23,609)	—
Derivative financial instruments
Credit default swaps	(54,113)	—
Interest rate agreements	(4,112)	(5,731)
Purchase commitments	(1,119)	(24)
Total changes in derivative financial instruments	(59,344)	(5,755)
Total changes in fair value of trading instruments	(82,953)	(5,755)
Lower of cost or market adjustments on real estate loans	(2,978)	—
Other than temporary impairments	(1,175,518)	(6,831)
Total Market Valuation Adjustments, Net	$(1,261,449)	$(12,586)

Our portfolio of other real estate investments (OREI) accounted for as trading instruments was $12 million at December 31, 2007. We did not own any OREI at December 31, 2006. Due to the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs, and residuals) that contain embedded derivatives as trading instruments. Under previous GAAP guidance, we had classified these securities as available-for-sale (AFS). The fair value of these OREI declined in 2007 by $24 million as spreads widened considerably as a result of the dislocation of the residential mortgage-backed securities market.

Credit default swaps held in our Acacia securitizations are derivatives and accounted for as trading instruments. The fair value of these credit default swaps decreased $54 million in 2007 as spreads widened out and prices fell on the underlying securities that these credit default swaps referenced.

The fair values of those interest rate agreements accounted for as trading instruments decreased by $4 million during 2007. All changes in fair values, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks. The changes in the fair value of the hedged asset or liability may not be reported through our income statement. Consequently, our use of interest rate agreements accounted for as trading instruments, could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

We recorded negative $3 million of market valuation adjustments on our held-for-sale residential real estate loans during 2007 as these are reported on our balance sheet at the lower of cost of market (LOCOM). Once transferred from held-for-investment to held-for-sale the loans are required to be revalued quarterly and recorded at LOCOM. Write-downs to current market value once in the held-for-sale category are recorded through the income statement. We had no held-for-sale loans during 2006.

For accounting purposes, securities are deemed impaired if the fair value is below amortized cost. An assessment is then required as to whether the impairment is temporary and is reflected as unrealized losses in the balance sheet, or is other-than-temporary and realized through the income statement as market valuation adjustments. The assessment of other-than-temporary impairments requires a determination of whether there has been an adverse change in the underlying cash flows generated by a security, whether we have the intent and ability to hold the security, and whether we believe the impaired security will recover its value within a reasonable period of time. This is a highly complex and subjective evaluation.

Based on our assessment, we recorded $1.2 billion of other-than-temporary impairments through our income statement in 2007 with $1.1 billion of this amount recorded in the fourth quarter. The majority of these fourth quarter impairments (over 70%) were due to our assessment that the values of many types of securities would not recover within a reasonable period of time.

Other Comprehensive (Loss) Income

Most of our real estate securities are accounted for as AFS and are reported on our consolidated balance sheets at fair value. Many of our derivative instruments are accounted for as cash flow hedges and are also reported on our consolidated balance sheets at fair value. The differences between the value of these assets and our amortized cost are shown as a component of stockholders’ equity as accumulated other comprehensive (loss) income. Periodic changes in the fair value of these assets relative to amortized cost are included in other comprehensive (loss) income.

As a result of the spread widening on real estate securities that occurred during 2007, the fair value adjustments recorded on our consolidated balance sheet on AFS assets was negative $1.4 billion. The table below provides the change during 2007 and cumulative balances of unrealized gains and losses and carrying value by type of real estate securities and by IGS and CES at December 31, 2007 and 2006.

Table 17 Other Comprehensive (Loss) Income — Real Estate Securities

	Cumulative Unrealized (Loss) Gain		Change in (Loss) Gain	Carrying Value
(In Thousands)	December 31, 2007	December 31, 2006	Year Ended December 31, 2007	December 31, 2007	December 31, 2006
Investment – Grade Securities
Residential	$(240,538)	$5,025	$(245,563)	$1,157,464	$1,697,250
Commercial	(20,229)	111	(20,340)	89,676	119,613
CDO	(12,750)	2,174	(14,924)	113,619	224,349
Total IGS	(273,517)	7,310	(280,827)	1,360,759	2,041,212
Credit – Enhancement Securities
Residential	(143,510)	58,015	(201,525)	401,945	721,531
Commercial	(124,948)	21,081	(146,029)	336,835	448,060
CDO	822	122	700	10,541	21,964
Total CES	(267,636)	79,218	(346,854)	749,321	1,191,555
Total Real Estate Securities	$(541,153)	$86,528	$(627,681)	$2,110,080	$3,232,767
Tax effect of unrealized gains in prior periods			343
Total Other Comprehensive (Loss) Income on Real Estate Securities			$(627,338)

There is no net tax effect of unrealized losses at December 31, 2007 as a result of an offsetting valuation allowance of $12 million against a deferred tax asset of $12 million, both recorded through other comprehensive (loss) income. See the discussion in Note 15 for a further explanation of deferred tax assets.

The change in the fair market valuation adjustment recorded on the balance sheet of our interest rate agreements was negative $40 million.

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at our REIT to stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Our income tax provision in 2007 was $5 million, a decrease from the $10 million income tax provision recorded in 2006, primarily due to a decline in net income, particularly at our taxable subsidiaries.

Taxable Income and Dividends

In 2007, we earned an estimated $164 million of total taxable income, or $5.79 per share. Of this amount, $161 million was earned at the REIT and $3 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP; it is the pre-tax income calculated for tax purposes. REIT taxable income is that portion of our taxable income that we earn at Redwood Trust and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to stockholders.

Taxable income calculations differ from GAAP income calculations in a variety of ways. The most significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income recognized in any one period. See the discussions under Potential GAAP Earnings Volatility and Potential Tax Earnings Volatility below for further information on this topic.

Total estimated taxable income of $164 million was less than the $175 million earned in 2006 by $11 million. This decrease was the result of an increase in credit losses on CES of $7 million, $10 million in write-offs of interest-only certificates resulting from the call of Sequoia securitizations, $4 million of losses on commercial assets, and lower gains of $2 million from sales and calls. These decreases were partially offset by lower equity compensation expenses of $8 million in 2007.

The table below reconciles GAAP income to total taxable income for 2007 and 2006.

Table 18 Differences Between GAAP Net Income and Total Taxable Income

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2007	2006
GAAP net (loss) income	$(1,108,637)	$127,532
Difference in taxable income calculations
Amortization and credit losses	16,811	44,016
Operating expense differences	2,695	(8,218)
Realized gains on calls and sales	(10,797)	(7,952)
Market valuation adjustments, net	1,261,449	12,586
Income tax provisions	2,874	7,090
Total differences in GAAP/tax income	1,273,032	47,522
Taxable Income	$164,395	$175,054
Shares used for taxable EPS calculations	28,392	25,934
Total Taxable Income Per Share	$5.79	$6.75

Our taxable income estimates are based on a number of assumptions regarding future events. To the extent such events do not occur, or other events occur which we have not anticipated, our quarterly estimates could change and could be significantly different quarter over quarter. See the discussion in Potential Tax Income Volatility below.

Our board of directors declared regular dividends of $0.75 per share for each of the four quarters of 2007 and a 2007 special dividend of $2.00 per share. As in the past few years, we permanently retained 10% of our 2007 taxable REIT income and deferred the distribution of a portion of our taxable REIT income to shareholders into the subsequent year. At December 31, 2007, there was $49 million ($1.52 per share) of 2007 undistributed estimated REIT taxable income that we plan to distribute to our shareholders during the first two quarters of 2008.

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

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility for a variety of reasons, including the timing of sales and calls of assets, changes in interest rates, prepayments, credit losses, changes in fair values of assets and liabilities, and capital utilization. In addition, volatility may occur because of technical accounting issues, some of which are described below.

Loan Premium Amortization

Our unamortized loan premium on our consolidated residential real estate loans at December 31, 2007 was $86 million. This will be expensed over the remaining life of these loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $38 million and $49 million in 2007 and 2006, respectively. Declines in short-term interest rates and increases in prepayments could cause a significant increase in required amortization in subsequent periods.

In addition, premium amortization expense acceleration could occur if we reclassify a portion of the underlying loans from held-for-investment to held-for-sale, as the GAAP carrying value of these loans is currently in excess of their fair value. This reclassification could occur as the various underlying pools of loans become callable and we decide to sell these loans, or it could occur if there is a change in accounting principles.

Changes in Fair Values on Real Estate Securities

Currently, all of our IGS and CES are classified as AFS and are carried on our consolidated balance sheets at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in our consolidated statements of stockholders’ equity. However, adverse changes to projected cash flows related to poor credit performance, adverse changes to prepayment speeds, or our decision to sell assets could create an other-than-temporary impairment for accounting purposes and could cause declines in fair values to be reported through our income statement as market valuation adjustments.

At December 31, 2007 we had $2.1 billion of securities on our consolidated balance sheet. Of these, $226 million were backed by subprime loans ($10 million of CES and $216 million of IGS) and $527 million were backed by option ARMs ($85 million of prime CES, $197 million of prime IGS, $67 million of alt-a CES, and $178 million alt-a IGS). In the event future credit performance on our CES securities is worse than our current projections, we would be required to report losses through our income statement. See the Financial Condition discussion later in this document for further detail on these securities.

As of January 1, 2008 we elected the fair value option under FAS 159 for the consolidated assets and liabilities of Acacia. See below for a discussion on the potential impact to GAAP earnings of this election.

Changes in Fair Values in Other Real Estate Investments

Other real estate investments (IOs, NIMs, and residuals) typically contain embedded derivatives that require bifurcation and separate valuation through the income statement under FAS 155. We have elected to treat these investments as trading instruments rather than bifurcate the embedded derivative component. Trading instruments are required to be reported on our consolidated balance sheet at their estimated fair values with changes in fair values reported through our consolidated statements of income (loss) through market valuation adjustment. Marking to market the security rather than just the embedded derivative component will likely increase GAAP earnings volatility going forward. Under previous GAAP guidance, we classified these securities as AFS. We may classify other assets as trading instruments or may elect the fair value option under FAS 159 for certain of our future acquisitions (see below).

Changes in Fair Values of Derivative Financial Instruments

To date, we have elected two classifications for derivative instruments: trading instruments and cash flow hedges. All derivative instruments, regardless of classification, are reported on our consolidated balance sheets at fair value. Changes to the fair values of the derivatives classified as trading instruments are recognized through the consolidated statements of income (loss). For those derivatives accounted for as cash flow hedges, the changes in fair values are reported through our consolidated balance sheets with only the ineffective portions (as determined according to the accounting provisions) reported through our income statement.

We could experience significant earnings volatility from our use of derivatives. This could occur, for example, when changes in the fair values of the derivatives are reported through our income statement but changes in the fair values in the hedged assets or liabilities are not recognized in a similar manner. Earnings volatility could also occur as we expand our use of derivatives (including acquiring derivatives as investments and not just as hedging instruments).

Changes in Accounting Principles

As of January 1, 2008 we elected the fair value option for all assets, derivatives, and liabilities in Acacia and we also plan to elect the fair value option for certain new acquisitions. See the Critical Accounting Policy section for a discussion of the potential impact of this election under FAS 159.

These fair value option elections under FAS 159 could lead to further GAAP volatility as we will now mark-to-market through the income statement each quarter all of the assets and liabilities of Acacia and certain other assets and liabilities. The market value of even paired assets and liabilities may not move in tandem in any one quarter. Thus, even if the liabilities can only be paid from the cash flows of the collateral assets (as in the Acacia securitization entities), we may report significant income or loss in a period.

Potential Tax Income Volatility

Taxable income may vary from quarter to quarter based on many reasons, three of which are discussed below.

Credit Losses

To determine taxable income we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced when credit losses occur. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and only accrete a portion of the purchase discount into income. Additionally, for GAAP we write-down these securities when they become impaired. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At December 31, 2007, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $242 million. In addition, as of December 31, 2007, we had a credit reserve of $18 million for GAAP on our residential and commercial loans, and we recorded a $3 million write-down on a commercial loan for tax. As of December 31, 2007, we had an $8 million reserve for accrued interest on securities backed by option ARMs for GAAP and no corresponding reserve on this income for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Income Recognition on Sequoia Interest-Only Securities (IOs)

As a result of rapid prepayments, we are experiencing negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they otherwise would have been based on the economic returns. As a result, our current tax basis of $75 million on these IOs is higher than the fair value. Many of our Sequoia securitization entities are currently callable and others will become callable over the next two years. Depending on prevailing market conditions, we may call certain securitizations, at which time the IO tax basis at that time will be written off and an ordinary loss for tax will be realized. The actual losses will depend on the tax basis at the time of any calls as the monthly cash flows received on these IOs in the interim will reduce their tax basis. At this time, we do not anticipate calling any Sequoia deals in 2008. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

Compensation Expense

Compensation expense for tax varies depending on the timing of dividend equivalent rights payments, the exercise of stock options, the distribution of deferred stock units, and deferrals to and withdrawals from our executive deferred compensation plan. For the most part, for GAAP, the total expense associated with an award is determined at the award date and is recognized over the vesting period. For tax, the expense is recognized at the date of distribution or exercise. This leads to the possibility that the total expense related to equity awards could be significantly different for GAAP than for tax in addition to the differences in timing.

Results of Operations: 2006 vs. 2005

Our reported GAAP net income was $128 million ($4.85 per share) for 2006. Our GAAP net income was $200 million ($7.96 per share) in 2005 and was $233 million ($10.47 per share) in 2004. Our GAAP return on equity was 13% for 2006 compared to 21% for 2005 and 32% for 2004. In 2006, we declared four regular quarterly dividends of $0.70 per share and a special dividend of $3.00 per share.

The largest factor in the decline in net income for 2006 as compared to 2005 was a $43 million drop in income from gains generated on the sale and call of assets. In 2005, we sold a significant amount of CES as part of a portfolio management strategy to reduce our level of residential credit risk and to free up capital. We also benefited from a large number of calls of securities in 2005. Another factor contributing to the decline in earnings was a decrease in net interest income of $21 million primarily due to high prepayments on adjustable-rate loans securitized under our Sequoia program. This decline was partially offset by an increase in yields from our securities portfolio (primarily residential CES). Other factors include an increase of operating expenses of $8 million and an increase in negative mark-to-market valuation adjustments of $8 million primarily related to interest rate agreements. The assets associated with these interest rate agreements generally increased in value, but those increases were not recognized in GAAP income. These items were partially offset by a decrease in the tax provision of $8 million due to a decrease in net income.

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

At 2006 year-end, we had over $2 billion of residential and commercial securities funded through our Acacia CDO program.

We owned $518 million subprime investment-grade securities at year-end 2006 and most of them were financed via Acacia CDO securitization. Over 90% of these securities were rated BBB+ or higher. We owned $44 million of 2006 subprime BBB- and BBB securities at year-end 2006.

Interest Income

Total interest income consists of interest earned on consolidated earning assets, adjusted for amortization of discounts and premiums and provisions for loan credit losses. The table below summarizes interest income earned on real estate loans, securities, and cash.

Table 19 Interest Income and Yield

	Year Ended December 31,
	2006				2005
(Dollars in Thousands)	Interest Income	Percent of Total Interest Income	Average Amortized Cost	Yield	Interest Income	Percent of Total Interest Income	Average Amortized Cost	Yield
Real estate loans, net of provision for credit losses	$608,868	68.78%	$10,652,094	5.72%	$779,469	81.01%	$18,694,028	4.17%
Real estate securities	265,353	29.98%	2,612,934	10.15%	177,524	18.45%	2,173,295	8.17%
Other real estate investments	—	—	—	—	—	—	—	—
Non-real estate investments	—	—	—	—	—	—	—	—
Cash and cash equivalents	10,939	1.24%	268,340	4.08%	5,204	0.54%	181,259	2.87%
Total Interest Income	$885,160	100.00%	$13,533,368	6.54%	$962,197	100.00%	$21,048,582	4.57%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for 2006 as compared to 2005.

Table 20 Volume and Rate Changes for Interest Income

	Change in Interest Income Years Ended December 31, 2006 Versus December 31, 2005
(In Thousands)	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(335,318)	$164,717	$(170,601)
Real estate securities	35,912	51,917	87,829
Other real estate investments	—	—	—
Non-real estate investments	—	—	—
Cash and cash equivalents	2,526	3,209	5,735
Total Interest Income	$(296,880)	$219,843	$(77,037)

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

Interest Income — Loans

The following table provides detail on interest income earned on our residential and commercial real estate loan portfolios for 2006 and 2005.

Table 21 Consolidated Real Estate Loans

Year Ended December 31, 2006						Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Reversal of Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$654,192	$(48,700)	$394	$605,886	$10,611,827	6.17%	(0.46)%	5.71%
Commercial loans	2,849	168	(35)	2,982	40,267	7.08%	0.33%	7.41%
Total Loans	$657,041	$(48,532)	$359	$608,868	$10,652,094	6.18%	(0.46)%	5.72%

Year Ended December 31, 2005						Yield as a Result of
(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Reversal of Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Interest Income	(Premium) Discount Amortization and Credit Provision	Total Interest Income
Residential loans	$819,113	$(45,174)	$245	$774,184	$18,642,020	4.39%	(0.24)%	4.15%
Commercial loans	5,450	(350)	185	5,285	52,008	10.48%	(0.32)%	10.16%
Total Loans	$824,563	$(45,524)	$430	$779,469	$18,694,028	4.41%	(0.24)%	4.17%

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

Interest Income — Securities

The tables below present the income and yields of the components of our securities for 2006 and 2005.

Table 22 Real Estate Securities — Interest Income and Yield

Year Ended December 31, 2006					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$86,181	$6,874	$93,055	$1,393,736	6.18%	0.49%	6.67%
Commercial	9,436	263	9,699	138,425	6.82%	0.19%	7.01%
CDO	10,777	29	10,806	175,358	6.15%	0.02%	6.17%
Total IGS	$106,394	$7,166	$113,560	$1,707,519	6.23%	0.42%	6.65%
CES
Residential	$67,135	$57,404	$124,539	$597,206	11.24%	9.61%	20.85%
Commercial	26,961	(1,561)	25,400	290,964	9.27%	(0.54)%	8.73%
CDO	1,854	—	1,854	17,245	10.75%	—	10.75%
Total CES	$95,950	$55,843	$151,793	$905,415	10.60%	6.17%	16.77%
Total Real Estate Securities	$202,344	$63,009	$265,353	$2,612,934	7.74%	2.41%	10.15%

Year Ended December 31, 2005					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$58,029	$3,835	$61,864	$1,158,785	5.01%	0.33%	5.34%
Commercial	12,648	(190)	12,458	202,594	6.24%	(0.09)%	6.15%
CDO	7,261	15	7,276	138,207	5.25%	0.01%	5.26%
Total IGS	$77,938	$3,660	$81,598	$1,499,586	5.20%	0.24%	5.44%
CES
Residential	$47,286	$36,540	$83,826	$522,704	9.05%	6.99%	16.04%
Commercial	12,269	(798)	11,471	142,850	8.59%	(0.56)%	8.03%
CDO	581	48	629	8,155	7.12%	0.59%	7.71%
Total CES	$60,136	$35,790	$95,926	$673,709	8.93%	5.31%	14.24%
Total Real Estate Securities	$138,074	$39,450	$177,524	$2,173,295	6.35%	1.82%	8.17%

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

IGS and CES Backed by Option ARMs

We own IGS and CES that are backed by option ARM mortgages, which give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARMs securities depends on our expectation of collectability. We currently expect that accumulated neg am interest for securities rated BB and higher will be paid in full. We will continue to monitor and assess this assumption.

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

Interest Income — Cash and Cash Equivalents

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

Table 23 Total Interest Expense

	Year Ended December 31,
(Dollars in Thousands)	2006	2005
Interest expense on consolidated ABS issued	$671,445	$745,477
Interest expense on Redwood debt	29,836	11,793
Interest expense on subordinated notes	423	—
Total Interest Expense on Total Obligations	$701,704	$757,270
Average balance of ABS issued	$12,497,551	$20,448,735
Average balance of Redwood debt	493,357	261,322
Average balance of subordinated notes	5,336	—
Average Total Obligations	$12,996,244	$20,710,057
Cost of funds of ABS issued	6.05%	4.51%
Cost of funds of Redwood debt	5.37%	3.65%
Cost of funds of subordinated notes	7.93%	—
Total Cost of Funds of Obligations	5.40%	3.66%

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

Table 24 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Years Ended December 31, 2006 vs. December 31, 2005
(In Thousands)	Volume	Rate	Total Change
Interest expense on ABS	$(289,868)	$215,836	$(74,032)
Interest expense on Redwood debt	10,471	7,572	18,043
Interest expense on subordinated notes	423	—	423
Total Interest Expense on Total Obligation	$(278,974)	$223,408	$(55,566)

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

Table 25 Cost of Funds of Asset-Backed Securities Issued

	Year Ended December 31,
(Dollars in Thousands)	2006	2005
ABS issued interest expense	$667,061	$742,542
ABS issued issuance expense amortization	25,669	21,890
Net ABS issued interest rate agreement income	(12,472)	(6,542)
Net ABS issued issuance premium income amortization	(8,813)	(12,413)
Total ABS Issued Interest Expense	$671,445	$745,477
Average balance of ABS issued	$12,497,551	$20,448,735
ABS issued interest expense	5.34%	3.63%
ABS issued issuance expense amortization	0.21%	0.11%
Net ABS issued interest rate agreement income	(0.10)%	(0.03)%
Net ABS issued issuance premium income amortization	(0.07)%	(0.06)%
Cost of Funds of ABS Issued	5.38%	3.65%

Operating Expenses

Total operating expenses increased by 15% in 2006 as compared to 2005. Components of our operating expenses for 2006 and 2005 are presented in the table below.

Table 26 Operating Expenses

	Year Ended December 31,
(In Thousands)	2006	2005
Fixed compensation expense	$13,871	$11,082
Variable compensation expense	19,207	18,558
Systems	7,947	5,666
Due diligence	4,035	2,246
Office costs	4,278	4,076
Accounting and legal	3,533	4,102
Other operating expenses	3,054	2,652
Total Operating Expenses	$55,925	$48,382

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

Realized Gains on Sales and Calls

The table below provides a detail of the net realized gains on sales and calls for 2006 and 2005.

Table 27 Realized Gains on Sales and Calls, Net

	Year Ended December 31,
(In Thousands)	2006	2005
Realized (losses) gains on sales of:
Real estate loans	$(14)	$856
Real estate securities	11,205	42,714
Interest rate agreements	8,386	3,160
Gains on sales	19,577	46,730
Gains on calls of residential CES	2,980	19,149
Total Realized Gains on Sales and Calls, Net	$22,557	$65,879

Gains on sales of securities were lower in 2006 compared to 2005, as we sold a significantly higher level of CES in 2005 as part of our portfolio restructuring. Gains on calls were also significantly lower in 2006 compared to 2005 as we had fewer securities called by their issuers in 2006, compared to 2005.

Market Valuation Adjustments

Market valuation adjustments reflect those changes in fair values of assets that we recognize through our income statement. These include write-downs of assets that are impaired under the provisions of EITF 99-20. Impairments are generally caused by an adverse change in projected cash flows in conjunction with a decrease in the fair value. There is no reversal of this impairment on assets, even if projected cash flows improve in the future.

The fair value changes of those interest rate agreements accounted for as trading are also included in valuation adjustment. All changes, whether positive or negative, of these particular interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks, and the changes in the value of the hedged asset or liability is not included in the valuation adjustment. Thus, our use of interest rate agreements accounted for as trading instruments could lead to volatile reported earnings even when they are accomplishing the goal of hedging some of our interest rate risks.

Changes in fair values of our loan purchase commitments are reflected in our income statement. We commit to purchase certain loans and generally do not take possession of the loans for up to a month. During that time, the value of the loan may change from our commitment purchase price and the resulting change in value is recognized through our income statement.

The table below provides the components of market valuation adjustments for 2006 and 2005.

Table 28 Market Valuation Adjustments, Net

	Year Ended December 31,
(In Thousands)	2006	2005
Write-downs to fair market value under EITF 99-20	$(6,831)	$(4,370)
Changes in values of interest rate agreements that are accounted for as trading intruments	(5,731)	(661)
Changes in values of purchase commitments	(24)	—
Total Market Value Adjustments, Net	$(12,586)	$(5,031)

Other Comprehensive Income

Our real estate securities are accounted for as available-for-sale (AFS) and are reported on our consolidated balance sheets at fair value. Many of our derivative instruments are accounted for as cash flow hedges and are also reported on our consolidated balance sheets at fair value. The differences between the value of these assets and our amortized cost are shown as a component of stockholders’ equity as accumulated other comprehensive income. Periodic changes in the fair value of these assets relative to amortized cost are included in other comprehensive income.

There are a number of factors that affect the fair value of our assets. For most securities and derivative instruments, changes in interest rates can have an impact on the current value. During 2006, the fair value adjustments on AFS assets increased by $30 million and the fair value adjustments on cash flow hedges decreased by $10 million.

Taxes

Provisions for Income Taxes

Our income tax provision in 2006 was $10 million, a decrease from the $18 million income tax provision recorded in 2005, primarily due to a decline in net income.

Taxable Income and Dividends

During 2006, we earned $175 million of total taxable income. Of this amount, $168 million was earned at the REIT and $7 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP. It is the pre-tax income calculated for tax purposes. REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders. REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and its REIT subsidiaries. It does not include taxable income earned in taxable subsidiaries.

In 2006, we declared four regular quarterly dividends of $0.70 per share and a special dividend of $3.00 per share. These dividends completed the distribution of our 2005 REIT taxable income and included the distribution of a part of our 2006 REIT taxable income. All of the 2006 dividends were distributions of ordinary income – there were no capital gains distributed and there was no return of capital. At December 31, 2006, there was $50 million ($1.89 per share) of 2006 REIT taxable income still undistributed that we distributed to our shareholders during 2007.

The table below reconciles GAAP income to total taxable income for 2006 and 2005.

Table 29 Differences between GAAP Net Income and Total Taxable Income

	2006			2005
(In Thousands, Except Per Share Data)	GAAP	Differences	Taxable	GAAP	Differences	Taxable
Interest income	$885,160	$(516,142)	$369,018	$962,197	$(749,388)	$212,809
Interest expense	(701,281)	573,331	(127,950)	(757,270)	721,895	35,375
Subordinated notes	(423)	—	(423)	—	—	—
Net interest income	183,456	57,189	240,645	204,927	(27,494)	177,434
Operating expenses	(55,925)	(8,734)	(64,659)	(48,382)	5,429	(42,953)
Realized gains on sales and calls	22,557	(20,609)	1,948	65,879	(11,191)	54,688
Market valuation adjustments, net	(12,586)	12,586	—	(5,031)	5,031	—
Provision for income taxes	(9,970)	7,090	(2,880)	(17,521)	12,278	(5,243)
Net Income	$127,532	$47,522	$175,054	$199,872	$(15,947)	$183,925
Shares used for EPS calculations	26,317		25,934	25,121		24,754
Earnings Per Share	$4.85		$6.75	$7.96		$7.43

Total taxable income per share is computed on a quarterly basis by dividing the estimated pretax total taxable income earned in the calendar quarter by the number of shares outstanding at the end of the quarter. Total taxable income per share for the year is the sum of the four quarters’ total taxable income per share.

Total taxable income in 2006 of $175 million ($6.75 per share) decreased from the $184 million ($7.43 per share) earned in 2005. One reason for this decrease was a reduction in gains on sales and calls of assets. For tax purposes, we realized $2 million of gains in 2006, a decrease from the $55 million of gains realized in 2005. Another reason was the increase in operating expense in 2006 of $22 million, which was primarily the result of the timing of the exercise of stock options and the distributions of other equity awards. Operating expenses increased as well due to increases in staffing in 2006.

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

The other contributor to the increase in net interest income as calculated for tax was tax accounting for IOs. Given the fast prepayments on the underlying loans in 2006, the yield we would currently recognize on these IOs would be negative if accounted for based on economics. For tax purposes, however, we cannot recognize a negative yield, and, thus, we are not amortizing the premium on these IOs as quickly as the fast prepayments would indicate. We are recognizing a zero yield for tax, not a negative yield as would otherwise be indicated. As a result, our taxable income in 2006 was higher by $25 million than it would have been otherwise (cumulatively the difference is $56 million). Our taxable income over the next few years will be lower than it would have been otherwise by this same amount. See the discussion of Sequoia IOs under Potential Tax Earnings Volatility above.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Management’s Supplemental Analysis

In the section that follows, we discuss the components of our balance sheet and periodic information we believe will facilitate an understanding of where our capital is invested and an assessment of our investment risk profile. The tables set forth below show the consolidating components of our consolidated balance sheet at December 31, 2007, and our opening balance sheet at January 1, 2008 after giving effect to the adoption of FAS 159. We elected to apply FAS 159 to fair value the assets and liabilities of Acacia and certain other real estate securities held at Redwood. We did not elect to apply FAS 159 to Sequoia assets or liabilities, to most of the securities owned by Redwood, or to our liabilities.

Table 30 Consolidating Balance Sheet

December 31, 2007 (In Millions)	Redwood Parent Only	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$4	$7,174	$26	$—	$7,204
Real estate and other securities	359	—	1,935	(93)	2,201
Cash and cash equivalents	290	—	—	—	290
Total earning assets	653	7,174	1,961	(93)	9,695
Investment in Sequoia	146	—	—	(146)	—
Investment in Acacia	(1,385)	—	—	1,385	—
Restricted cash	5	—	113	—	118
Other assets	62	31	38	(5)	126
Total Assets	$(519)	$7,205	$2,112	$1,141	$9,939
Redwood debt	$8	$—	$—	$—	$8
Asset-backed securities issued	—	7,039	3,383	(93)	10,329
Other liabilities	41	20	114	(5)	170
Subordinated notes	150	—	—	—	150
Total liabilities	199	7,059	3,497	(98)	10,657
Total stockholders’ equity	(718)	146	(1,385)	1,239	(718)
Total Liabilities and Stockholders’ Equity	$(519)	$7,205	$2,112	$1,141	$9,939

Table 31 Consolidating Balance Sheet

January 1, 2008 (In Millions)	Redwood Parent Only	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$4	$7,174	$26	$—	$7,204
Real estate and other securities	359	—	1,935	(93)	2,201
Cash and cash equivalents	290	—	—	—	290
Total earning assets	653	7,174	1,961	(93)	9,695
Investment in Sequoia	146	—	—	(146)	—
Investment in Acacia	84	—	—	(84)	—
Restricted cash	5	—	113	—	118
Other assets	62	31	17	(5)	105
Total Assets	$950	$7,205	$2,091	$(328)	$9,918
Redwood debt	$8	$—	$—	$—	$8
Asset-backed securities issued	—	7,039	1,893	(93)	8,839
Other liabilities	41	20	114	(5)	170
Subordinated notes	150	—	—	—	150
Total liabilities	199	7,059	2,007	(98)	9,167
Total stockholders’ equity	751	146	84	(230)	751
Total Liabilities and Stockholders’ Equity	$950	$7,205	$2,091	$(328)	$9,918

The following supplemental non-GAAP presentation highlights our financial assets and liabilities by asset type and illustrates the difference between the values used in composition of our GAAP balance sheets and our estimates of economic values. This is the way management assesses our book value.

In this presentation, we reflect our investments in the securitization entities in separate line items (the equity method) reflecting the reality that the assets and liabilities owned by these entities are not ours and we own only the securities we have acquired from these entities. This table, except for our estimates of economic value, is derived from the Redwood Parent Only balance sheet presented above. This table also illustrates the initial balance sheet impact of a new accounting standard, FAS 159, which we adopted on January 1, 2008.

Table 32 Components of Book Value

(In Millions, Except Per Share Data)	As Calculated Under GAAP 12/31/07	After Giving Effect to FAS 159 1/1/08	Adjustment		Management's Estimate of Economic Value 12/31/07
Real estate securities (excluding Sequoia and Acacia)
Residential	$178	$178			$178
Commercial	148	148			148
CDO	33	33			33
Subtotal real estate securities	359	359			359
Cash and cash equivalents	290	290			290
Investment in Sequoia	146	146	(47)(a)		99
Investment in Acacia	(1,385)	84	(38)(b)		46
Other assets/liabilities, net(d)	22	22			22
Subordinated notes	(150)	(150)	56	(c)	(94)
Stockholders’ Equity	$(718)	$751			$722
Book Value Per Share	$(22.18)	$23.18			$22.29

(a)	Our actual Sequoia investments consist of CES, IGS, and IO securities acquired by Redwood from the Sequoia entities. We calculated the $99 million estimate of economic value for these securities using the same MTM valuation process that we followed to fair value all other real estate securities. In contrast, the $146 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by those entities to third party investors. We account for these loans and ABS issued at cost, not at fair value. GAAP carrying value is $47 million higher than our estimate of economic value primarily because the accounting method we use to amortize a portion of our loan acquisition premiums has not kept pace with loan prepayments.
(b)	Our actual Acacia investments consist of equity interests, and to a lesser extent ABS issued, that we acquired from the Acacia entities. The $46 million estimate of economic value of our investment interests in the Acacia entities at December 31, 2007 represents the net present value of projected cash flows from our Acacia investments and management fees discounted at 45%. In contrast, the negative $1.4 billion and $84 million of GAAP carrying values of our Acacia investments at December 31, 2007 and January 1, 2008, respectively, represent the difference between the securities owned by the Acacia entities and ABS issued by the Acacia entities to third party investors. The reason for the difference between economic and GAAP carrying values is complex and relates to a significant difference in valuation methodology. This difference is discussed in detail in the Mark-to-Market Adjustments Discussion in this document.
(c)	We issued $150 million of 30 year subordinated notes (trust preferred securities or TRUPS) at an interest rate of LIBOR plus 225 basis points. Under GAAP, the TRUPS are carried at cost at both December 31, 2007 and January 1, 2008. Economic value is difficult to estimate with precision as the TRUPS market is currently inactive. We calculated the $94 million estimate of economic value using the same MTM valuation process used to fair value our other financial liabilities. Estimated economic value is $56 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk, if we had issued these subordinated notes at December 31, 2007, investors would have required a substantially higher interest rate.
(d)	Other assets/liabilities, net is comprised of real estate loans of $4 million, restricted cash of $5 million, and other assets of $62 million, less Redwood debt of $8 million and other liabilities of $41 million.

The table below provides product type and vintage information regarding the $359 million securities owned by Redwood. This table excludes our investments in Acacia and Sequoia and securities owned by those securitization entities. This table also includes real estate securities acquired in the fourth quarter for the Redwood Opportunity Fund, LP comprised of $3 million of subprime IGS and $6 million of CDO IGS from 2004 and prior and $6 million CDO IGS from 2005.

Table 33 Securities at Redwood and Opportunity Fund (Excluding Investments in Sequoia and Acacia)

December 31, 2007 (In Millions)	2004 & Earlier	2005	2006	2007	Grand Total
Prime
IGS	$1	$—	$—	$—	$1
CES	73	28	10	16	127
OREI	1	—	—	—	1
Alt-a
IGS	—	—	—	9	9
CES	3	7	6	7	23
OREI	—	—	7	2	9
Subprime
IGS	4	—	—	1	5
CES	—	—	—	1	1
OREI	—	—	2	—	2
Residential Subtotal	82	35	25	36	178
Commercial IGS	—	—	—	—	—
Commercial CES	20	32	69	27	148
CDO IGS	12	12	—	7	31
CDO CES	1	—	1	—	2
Totals	$115	$79	$95	$70	$359

The following table presents the carrying value (which equals fair value) as a percent of face value for the securities at Redwood and Opportunity Fund (excluding our investments in Sequoia and Acacia).

Table 34 Fair Value as Percent of Principal Value for Securities at Redwood and Opportunity Fund (Excluding Investments in Sequoia and Acacia)

	2004 & Earlier		2005		2006		2007		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
Resi – IGS
AA	$1	100%	$—	—	$—	—	$—	—	$1	100%
Resi – IGS Total	1	100%	—	—	—	—	—	—	1	100%
Resi – CES
BB	27	61%	15	52%	3	58%	5	33%	50	54%
B	24	56%	6	43%	3	23%	7	28%	40	42%
NR	22	14%	7	7%	4	8%	4	11%	37	11%
Resi – CES Total	73	30%	28	20%	10	15%	16	21%	127	24%
OREI	1	—	—	—	—	—	—	—	1	—
Total Prime	$75	30%	$28	20%	$10	15%	$16	21%	$129	24%
Alt-A
Resi – IGS
AAA	$—	—	$—	—	$—	—	$9	90%	$9	90%
Resi – IGS Total	—	—	—	—	—	—	9	90%	9	90%
Resi – CES
BB	1	50%	—	—	—	—	2	13%	3	17%
B	—	—	1	44%	4	24%	3	9%	8	15%
NR	2	8%	6	13%	2	5%	2	4%	12	7%
Resi – CES Total	3	11%	7	14%	6	10%	7	7%	23	10%
OREI	—	—	—	—	7	3%	2	1%	9	2%
Total Alt-A	$3	11%	$7	14%	$13	22%	$18	16%	$41	17%
Subprime
Resi – IGS
A	$3	75%	$—	—	$—	—	$—	—	$3	75%
BBB	1	63%	—	—	—	—	1	8%	2	15%
Resi – IGS Total	4	63%	—	—	—	—	1	8%	5	15%
Resi – CES
C	—	—	—	—	—	—	1	6%	1	5%
Resi – CES Total	—	—	—	—	—	—	1	6%	1	5%
OREI	—	—	—	—	2	20%	—	—	2	20%
Total Subprime	$4	57%	$—	—	$2	100%	$2	6%	$8	18%
CDO
CDO – IGS
AAA	$6	43%	$6	30%	$—	—	$6	24%	$18	31%
AA	6	46%	6	17%	—	—	—	—	12	25%
BBB	—	—	—	—	—	—	1	33%	1	33%
CDO – IGS Total	12	44%	12	22%	—	—	7	25%	31	28%
CDO – CES
BB	1	36%	—	—	—	—	—	—	1	25%
NR	—	—	—	—	1	13%	—	—	1	13%
CDO – CES Total	1	36%	—	—	1	9%	—	—	2	7%
Total CDO	$13	39%	$12	22%	$1	9%	$7	25%	$33	24%
CMBS
Comm – CES
BB	$7	78%	$—	—	$11	48%	$8	50%	$26	55%
B	—	—	—	—	13	37%	11	41%	24	38%
NR	13	27%	32	26%	45	22%	8	22%	98	24%
Comm – CES Total	20	35%	32	26%	69	26%	27	34%	148	28%
Total CMBS	$20	35%	$32	26%	$69	26%	$27	34%	$148	28%

The following table presents the components of carrying value (which equals fair value) for residential and commercial CES (excluding our investments in Sequoia and Acacia).

Table 35 Credit-Enhancement Securities at Redwood

December 31, 2007	Residential
(In Millions)	Prime	Alt-a	Commercial
Current face	$528	$235	$522
Unamortized discount, net	(76)	(14)	(18)
Discount designated as credit reserve	(288)	(195)	(318)
Amortized cost	164	26	186
Gross unrealized market value gains	11	—	5
Gross unrealized market value losses	(48)	(3)	(43)
Carrying Value	$127	$23	$148
Carrying value as a percentage of face	24%	10%	28%

We estimate that our overall investments in Acacia entities had an economic value at December 31, 2007 of $46 million based on the net present value of projected cash flows from our investment interests and management fees discounted at 45%. The table below presents the assets owned by each Acacia entity, by product type, and the corresponding liabilities as reported on January 1, 2008 after the adoption of FAS 159.

Table 36 Acacia Balance Sheets

January 1, 2008 (In Millions)	Acacia 5 Issued Jul-04	Acacia 6 Issued Nov-04	Acacia 7 Issued Mar-05	Acacia 8 Issued Jul-05	Acacia CRE1 Issued Dec-05	Acacia 9 Issued Mar-06	Acacia 10 Issued Aug-06	Acacia 11 Issued Feb-07	Acacia OA1 Issued May-07	Acacia 12 Issued Jun-07	Total
Residential IGS
Prime Sequoia	$12	$14	$10	$5	$1	$3	$4	$3	$8	$15	$75
Prime Other	37	54	64	60	36	97	90	38	7	31	514
Alt-a	23	15	17	17	3	13	38	87	93	111	417
Subprime	45	74	53	4	—	8	3	9	1	14	211
Residential CES
Prime Sequoia	2	4	3	5	—	2	2	—	—	—	18
Prime Other	22	18	12	33	—	17	67	16	—	9	194
Alt-a	1	2	2	11	—	3	3	16	8	2	48
Subprime	1	—	—	2	—	—	2	3	—	1	9
Commercial IGS	7	11	6	9	50	3	1	—	—	3	90
Commercial CES	1	4	12	20	74	14	25	23	—	16	189
Commercial Loans	4	—	9	4	9	—	—	—	—	—	26
CDO: CMBS	2	1	2	—	12	7	7	13	4	7	55
CDO: RMBS	7	5	5	3	—	2	2	7	—	5	36
GIC	—	—	—	—	—	—	—	—	79	—	79
Totals	164	202	195	173	185	169	244	215	200	214	1,961
Restricted cash and other assets	16	13	29	20	6	9	9	7	12	9	130
Total Assets	$180	$215	$224	$193	$191	$178	$253	$222	$212	$223	$2,091
ABS issued and other liabilities	$173	$230	$217	$202	$151	$204	$234	$234	$173	$189	$2,007
Total Equity	7	(15)	7	(9)	40	(26)	19	(12)	39	34	84
Total Liabilities and Equity	$180	$215	$224	$193	$191	$178	$253	$222	$212	$223	$2,091

The following table presents the carrying value (which equals fair value) as a percent of face value for the securities at Acacia.

Table 37 Fair Value as Percent of Principal Value for Securities at Acacia

	2004 & Earlier		2005		2006		2007		Total
(Dollar in Millions)	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
Resi – IGS
AAA	$9	96%	$15	94%	$7	94%	$—	—	$31	97%
AA	58	89%	58	73%	28	70%	7	64%	151	77%
A	48	84%	83	65%	33	59%	8	53%	172	67%
BBB	28	78%	82	56%	24	45%	26	44%	160	54%
Resi – IGS Total	143	86%	238	65%	92	59%	41	48%	514	66%
Resi – CES
BB	74	61%	52	51%	27	31%	5	42%	158	49%
B	7	70%	17	35%	11	28%	—	—	35	36%
NR	—	—	—	—	1	33%	—	—	1	33%
Resi – CES Total	81	62%	69	46%	39	30%	5	42%	194	46%
Total Prime	$224	75%	$307	59%	$131	46%	$46	47%	$708	59%
Alt-A
Resi – IGS
AAA	$10	83%	$4	80%	$117	92%	$73	89%	$204	91%
AA	14	88%	7	58%	30	58%	17	49%	68	59%
A	6	75%	—	—	40	28%	41	29%	87	30%
BBB	4	71%	9	36%	28	23%	17	20%	58	24%
Resi – IGS Total	34	81%	20	48%	215	48%	148	43%	417	48%
Resi – CES
BB	14	47%	6	30%	16	22%	7	15%	43	25%
B	1	—	—	13%	4	11%	—	—	5	11%
NR	—	—	—	—	—	—	—	—	—	—
Resi – CES Total	15	45%	6	25%	20	19%	7	14%	48	22%
Total Alt-A	$49	67%	$26	39%	$235	42%	$155	40%	$465	43%
Subprime
Resi – IGS
AAA	$—	—	$4	80%	$2	56%	$9	90%	$15	83%
AA	37	76%	42	85%	7	50%	4	33%	90	73%
A	50	75%	13	48%	1	14%	—	—	64	61%
BBB	36	63%	—	—	2	13%	4	11%	42	46%
Resi – IGS Total	123	75%	59	72%	12	31%	17	30%	211	62%
Resi – CES
BB	—	—	—	—	—	—	1	6%	1	6%
B	—	—	—	—	5	14%	—	—	5	13%
NR	—	—	—	—	3	6%	—	—	3	6%
Resi – CES Total	—	—	—	—	8	8%	1	—	9	7%
Total Subprime	$123	75%	$59	72%	$20	51%	$18	28%	$220	49%
CDO
CDO – IGS
AAA	$6	75%	$7	50%	$1	11%	$3	17%	$17	36%
AA	8	44%	1	—	—	—	2	67%	11	42%
A	17	50%	3	27%	3	30%	—	—	23	38%
BBB	14	54%	3	27%	12	39%	3	33%	32	42%
CDO – IGS Total	45	52%	14	35%	16	32%	8	22%	83	39%
CDO – CES
BB	1	13%	5	50%	1	33%	—	—	7	33%
B	—	—	—	—	1	10%	—	—	1	9%
CDO – CES Total	1	11%	5	50%	2	8%	—	—	8	17%
Total CDO	$46	49%	$19	38%	$18	23%	$8	21%	$91	35%
CMBS
Comm – IGS
AAA	$—	—	$9	95%	$2	98%	$—	—	$11	95%
AA	1	77%	—	—	—	—	—	—	1	77%
A	15	88%	3	75%	—	—	—	—	18	82%
BBB	22	84%	36	74%	2	100%	—	—	60	77%
Comm – IGS Total	38	84%	48	77%	4	100%	—	—	90	80%
Comm – CES
BB	24	57%	47	59%	61	55%	4	44%	136	56%
B	6	50%	17	49%	30	44%	—	—	53	46%
Comm – CES Total	30	56%	64	56%	91	51%	4	44%	189	53%
Total CMBS	$68	68%	$112	63%	$95	52%	$4	44%	$279	60%

Summary

The following is a discussion of our business of investing in, financing, and managing real estate loans and securities by type of earning asset consolidated on our balance sheet.

Residential Real Estate Loans

We acquire high-quality residential real estate loans on a bulk or flow basis from originators. Prior to 2006, these loan purchases were predominately comprised of short reset LIBOR indexed ARMs (LIBOR ARMs). Since then, we have expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable). All of the $1.2 billion of loans acquired during the year ended December 31, 2007 were hybrid loans.

The following table provides details of the activity with respect to our residential real estate loans for 2007 and 2006.

Table 38 Residential Real Estate Loans — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$9,323,935	$13,874,792
Acquisitions	1,170,961	2,017,686
Sale proceeds	(15,454)	—
Principal repayments	(3,228,093)	(6,513,348)
Transfers to real estate owned	(24,940)	(6,889)
Market valuation adjustments	196	—
Premium amortization	(37,671)	(48,700)
Provision for credit losses	(10,461)	394
Balance At End of Period	$7,178,473	$9,323,935

Our residential real estate loan balance declined to $7.2 billion at December 31, 2007 from $9.3 billion at December 31, 2006. Of the balance at December 31, 2007, 68% (by unpaid principal balance) of the loans were one and six-month LIBOR ARMs, and almost entirely were financed via securitization (only $5 million was funded with equity).

Residential Credit-Enhancement Securities

The largest part of our business in terms of capital employed is investing in residential CES. These credit-enhancement securities have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that come from taking on concentrated credit risks.

Our residential CES portfolio had a fair value of $402 million at December 31, 2007 and $722 million at December 31, 2006. As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. At December 31, 2007, the difference between the principal value ($1.5 billion) and carrying value ($402 million) — which equals fair value of these residential loan CES — was $1.1 billion. Of this difference, $677 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $317 million represented unamortized discount we are accreting into income over time, and $143 million represented net unrealized mark-to-market losses. Amortized cost (principal value less internal credit reserve less amortized discount) decreased $119 million from $664 million at December 31, 2006 to $545 million at December 31, 2007 as acquisitions, discount amortization, and transfers of securities from other portfolios exceeded pay-downs and sales. Net unrealized mark-to-market gains fell by $201 million from gains of $58 million at December 31, 2006 to losses of $143 million at December 31, 2007.

The following table provides detail of the activity with respect to our residential CES for 2007 and 2006.

Table 39 Residential CES — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$721,531	$592,552
Acquisitions	178,033	250,214
Sales	(8,506)	(62,232)
Realized gains on sales, net	252	6,970
Principal repayments (including calls)	(152,374)	(98,886)
Realized gains on calls, net	5,080	1,341
Discount amortization	75,543	57,404
Transfer to (from) other portfolios	100,644	(30,667)
Changes in fair value, net	(518,258)	4,835
Balance At End of Period	$401,945	$721,531

The $178 million residential CES acquired in 2007 was comprised of $123 million prime securities, $51 million alt-a securities, and $4 million subprime securities.

During 2007, we had a net transfer of $112 million of IGS to our CES portfolio as a result of rating downgrades by the credit rating agencies and $11 million was transferred out in the first quarter of 2007 to the other real estate investment portfolio. Prior to the second half of 2007, we had a net transfer of securities from CES to IGS as ratings improved on some securities. However in the second half of 2007, a significant number of securities were downgraded. We expect more downgrades in 2008.

The following table details our residential CES portfolios by the underlying loan type (prime, alt-a, subprime) and by current credit rating at December 31, 2007 and 2006.

Table 40 Residential CES — Credit Rating and Collateral Type

December 31, 2007	Rating
(In Millions)	BB	B	Unrated	Total
Prime	$208	$75	$38	$321
Alt-a	46	13	12	71
Subprime	1	5	4	10
Total Residential CES	$255	$93	$54	$402

December 31, 2006	Rating
(In Millions)	BB	B	Unrated	Total
Prime	$307	$119	$129	$555
Alt-a	94	23	40	157
Subprime	7	—	3	10
Total Residential CES	$408	$142	$172	$722

Prime securities are residential mortgage-backed securities backed primarily by high credit quality loans. Many of the loans are jumbos, with loan balances greater than existing conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low (75% or less), weighted average loan-to-value ratios (LTV), and limited concentrations of investor properties.

Alt-a securities are residential mortgage-backed securities that have higher credit quality than subprime and lower credit quality than prime. Alt-a originally represented loans with alternative documentation, but has shifted over time to include loans with additional risk characteristics and a higher percentage of investor loans. Borrower’s income may not be verified, and in some cases, may not be disclosed on the loan application. Expanded criteria also allows for higher debt-to-income ratios with higher accompanying LTV than otherwise would be permissible for prime loans.

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

The following table details our residential CES portfolios by the product type and collateral vintage at December 31, 2007.

Table 41 Residential CES — Product and Vintage

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$26	$46	$11	$2	$85
ARM	29	4	—	—	33
Hybrid	73	38	29	10	150
Fixed	26	9	9	9	53
Total Prime	154	97	49	21	321
Alt-a
Option ARM	15	13	26	13	67
ARM	1	—	—	—	1
Hybrid	2	—	—	—	2
Fixed	—	—	—	1	1
Total Alt-a	18	13	26	14	71
Subprime
Hybrid	—	—	3	1	4
Fixed	—	—	5	1	6
Total subprime	—	—	8	2	10
Total Residential CES	$172	$110	$83	$37	$402

The loans underlying all of our residential CES totaled $250 billion (by unpaid principal balance) at December 31, 2007, and consist of $196 billion prime, $31 billion alt-a, and $23 billion subprime. These loans are located nationwide with a large concentration in California (46%). During 2007, realized residential credit losses were $26 million of principal value, a rate that equals one basis point (0.01%) on an annualized basis of the balance of loans. Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2007 were 2.99% of current balance and 1.68% of original balance. For loans in prime pools, delinquencies were 0.71% of current balance and 0.38% of original balance. Alt-a loan pools had delinquencies of 6.49% of current balance and 3.72% of original balance. Subprime loans had delinquencies of 17.80% of current balance and 14.24% of original balance.

Residential Investment-Grade Securities

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. Our residential investment-grade securities totaled $1.2 billion at December 31, 2007 and $1.7 billion at December 31, 2006. The decrease in our balance resulted from the decrease in market values of $909 million of the securities as our acquisitions exceeded our sales, pay-downs, and transfers to other portfolios. The majority of these securities are funded through securitizations under our Acacia program. These IGS are not directly exposed to first-loss credit risk as they benefit from credit-enhancement provided by others’ securities.

The following table provides detail of the activity for our residential IGS for 2007 and 2006.

Table 42 Residential IGS — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$1,697,250	$1,260,090
Acquisitions	1,003,787	732,692
Sales	(361,007)	(218,219)
Realized (losses) gains on sales, net	(5,350)	2,155
Principal repayments (including calls)	(157,306)	(117,976)
Realized gains on calls, net	324	65
Discount amortization	7,428	5,265
Transfer (to) from other portfolios	(118,940)	30,667
Changes in fair value, net	(908,722)	2,511
Balance At End of Period	$1,157,464	$1,697,250

The $1.0 billion of IGS acquired in 2007 consisted of $306 million prime, $511 million alt-a, and $187 million subprime. The majority of these securities were acquired in the first half of 2007 for our Acacia program as we completed three CDOs by the third quarter of 2007. The transfers to other portfolios were mainly the result of downgrades from the rating agencies and $112 million of these securities are now reported in residential CES. The remaining $7 million was transferred in the first quarter of 2007 to the other real estate investment portfolio. Consistent with the whole mortgage industry in 2007 spreads significantly widened on our residential IGS causing prices and fair values to fall considerably. Of the $909 million decrease in fair value, $820 million was experienced in the second half of the year.

The following table details the type of underlying loans (prime, alt-a, subprime) and the current credit rating of our residential IGS as of December 31, 2007 and 2006.

Table 43 Residential IGS — Credit Rating and Collateral Type

December 31, 2007	Rating
(In Millions)	AAA	AA	A	BBB	Total
Prime	$31	$152	$172	$160	$515
Alt-a	213	68	87	58	426
Subprime	15	90	67	44	216
Total Residential IGS	$259	$310	$326	$262	$1,157

December 31, 2006	Rating
(In Millions)	AAA	AA	A	BBB	Total
Prime	$14	$181	$243	$285	$723
Alt-a	136	84	106	130	456
Subprime	8	127	209	174	518
Total Residential IGS	$158	$392	$558	$589	$1,697

The following table details our residential IGS portfolio by the product type and collateral vintage at December 31, 2007.

Table 44 Residential IGS — Product and Vintage

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
Prime
Option ARM	$25	$126	$36	$10	$197
ARM	25	10	2	—	37
Hybrid	68	92	32	10	202
Fixed	26	10	22	21	79
Total prime	144	238	92	41	515
Alt-a
Option ARM	17	16	81	64	178
ARM	3	—	—	—	3
Hybrid	8	4	31	33	76
Fixed	6	—	103	60	169
Total Alt-a	34	20	215	157	426
Subprime
ARM	1	—	—	5	6
Hybrid	90	45	5	10	150
Fixed	36	14	7	3	60
Total subprime	127	59	12	18	216
Total Residential IGS	$305	$317	$319	$216	$1,157

The following table details the vintage of the underlying loan collateral behind our subprime IGS at December 31, 2007.

Table 45 Subprime IGS — Credit Rating and Collateral Vintage

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	Total
IGS
AAA	$—	$4	$2	$9	$15
AA	37	42	7	4	90
A	53	13	1	—	67
BBB+	29	—	1	3	33
BBB	1	—	1	1	3
BBB-	7	—	—	1	8
Total IGS	$127	$59	$12	$18	$216

Commercial Real Estate Loans

We have invested in commercial real estate loans since 1998. At December 31, 2007 and 2006, commercial real estate loans totaled $26 million and $28 million, respectively. These include mezzanine loans, subordinated (junior or senior lien) loans, and b-notes (b-notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan). Except for one loan (where we are fully reserved for an anticipated loss on a junior mezzanine loan financing a condominium-conversion project), credit performance of our commercial loan portfolio remains strong and in line with our expectations.

The following table provides activity on our commercial real estate loans for 2007 and 2006.

Table 46 Commercial Real Estate Loans — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$28,172	$59,692
Sales	—	(8,408)
Realized gains on sales, net	—	(14)
Principal repayments	(245)	(23,231)
Discount amortization	99	168
Provision for credit losses	(2,348)	(35)
Balance At End of Period	$25,678	$28,172

Commercial Credit-Enhancement Securities

Our total commercial CES was $337 million at December 31, 2007, a decrease from $448 million at December 31, 2006 due primarily to a decrease in fair value. At December 31, 2007, these securities provided credit-enhancement on $62 billion underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide.

The following table provides detail of the activity on our commercial CES for 2007 and 2006.

Table 47 Commercial CES — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$448,060	$218,856
Acquisitions	51,920	238,669
Sales	(2,945)	(16,950)
Realized (losses) gains on sales, net	(600)	352
Principal repayments (including calls)	—	(41)
Discount amortization	271	(1,561)
Transfer to other portfolios	(3,501)	(3,966)
Changes in fair value, net	(156,370)	12,701
Balance At End of Period	$336,835	$448,060

The $52 million of commercial CES was acquired in the first half of 2007. Due to widening spreads and falling prices on commercial assets the CES fell $156 million in value of which $110 million occurred in the second half of 2007.

The following table presents the current credit ratings of our commercial CES at December 31, 2007 and 2006.

Table 48 Commercial CES — Credit Rating

	Rating
(In Millions)	BB	B	Unrated	Total
December 31, 2007	$162	$77	$98	$337
December 31, 2006	$224	$90	$134	$448

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($876 million) and carrying value ($337 million) of our commercial CES at December 31, 2007 was $539 million. Of this difference, $318 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $96 million represented unamortized discount we are accreting into income over time, and $125 million represented net unrealized mark-to-market losses.

Seriously delinquent loans underlying commercial CES were $183 million, an increase of $2 million from the beginning of the year. The majority of the increase is concentrated in one $81 million loan. Property fundamentals of the collateral property for this loan remain adequate and based upon the property’s income and in-place reserves; we do not anticipate a loss on this loan at this time. Of the net remaining $102 million in serious delinquencies, $48 million are contained within one security that we deemed impaired during a prior period. Despite the increase in total serious delinquencies, our loss expectations have not increased incrementally. We consider our credit reserve of $318 million to be appropriate as of December 31, 2007.

Commercial Investment-Grade Securities

Our commercial IGS totaled $89 million at December 31, 2007 and $120 million at December 31, 2006. Our balance of commercial IGS has generally been declining over the last several quarters, as we have slowed acquisitions of commercial IGS.

The following table provides detail of the activity for commercial CES for 2007 and 2006.

Table 49 Commercial IGS — Activity

(In Thousands)	2007	2006
Balance at beginning of period	$119,613	$185,032
Acquisitions	4,954	11,172
Sales	(8,061)	(75,508)
Realized (losses) gains on sales, net	(449)	1,380
Principal repayments (including calls)	(9,700)	(7,624)
Discount amortization	270	(212)
Transfer from other portfolios	3,501	3,966
Changes in fair value, net	(20,452)	1,407
Balance At End of Period	$89,676	$119,613

The following table presents the current credit ratings of our commercial IGS at December 31, 2007 and 2006.

Table 50 Commercial IGS — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	Total
December 31, 2007	$11	$1	$18	$60	$90
December 31, 2006	$9	$2	$16	$93	$120

CDO Credit-Enhancement Securities

CDOs are a form of securitization in which a diverse portfolio of assets is acquired by a securitization entity that creates and sells securities (CDO securities) in order to fund its asset purchases. We acquire CDO securities created by others that are generally backed by residential and commercial real estate assets and are generally financed through our Acacia securitizations.

At December 31, 2007, our CDO CES totaled $10 million, a decrease from $22 million at December 31, 2006. The change in balance consisted of $5 million in acquisitions, $2 million in principal repayments, $18 million in net transfers from CDO IGS, and a negative $33 million change in fair value recognized through other comprehensive (loss) income.

The following tables present the credit ratings of our CDO CES at December 31, 2007 and 2006.

Table 51 CDO CES — Credit Rating

	Rating
(In Millions)	BB	B	Unrated	Total
December 31, 2007	$8	$1	$1	$10
December 31, 2006	$14	$—	$8	$22

CDO Investment-Grade Securities

At December 31, 2007, our CDO IGS totaled $114 million, a decrease of $110 million from the December 31, 2006 balance of $224 million. During 2007, acquisitions of CDO investment-grade securities were $83 million, principal payments were $9 million, net transfers to CDO CES were $18 million, and mark-to-market adjustments were negative $166 million.

The following table presents the credit ratings of our CDO IGS at December 31, 2007 and 2006.

Table 52 CDO IGS — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	Total
December 31, 2007	$35	$23	$23	$33	$114
December 31, 2006	$66	$30	$52	$76	$224

Other Real Estate Investments

Our other real estate investments totaled $12 million at December 31, 2007. There were no assets classified as other real estate investments at December 31, 2006.

The following table represents the activity within other real estate investments during 2007.

Table 53 Other Real Estate Investment — Activity

(In Thousands)	2007
Balance at beginning of period	$—
Acquisitions	40,790
Sales	(2,237)
Principal repayments (including calls)	(15,686)
Discount amortization	(5,955)
Transfer from other portfolios	18,296
Changes in fair value, net	(23,687)
Balance At End of Period	$11,521

Acquisitions during 2007 were $41 million, which consisted of $21 million of alt-a securities and $20 million of subprime securities. Of the $24 million of negative fair value change in other real estate investments for 2007, $5 million related to investments acquired prior to this year, which were reclassified into this portfolio in the first quarter of 2007.

The following table presents the current credit ratings of our other real estate investments at December 31, 2007.

Table 54 Other Real Estate Investments — Credit Rating

	Rating
(In Millions)	AAA	AA	A	BBB	BB	B	Unrated	Total
December 31, 2007	$1	$—	$1	$2	$2	$3	$3	$12

Liabilities and Stockholders’ Equity

Redwood Debt

During 2007, we used repurchase (repo) agreements and our Madrona commercial paper facility to temporarily finance certain of our residential real estate loans which we then securitized. We also used warehouses and repo agreements to finance securities. The warehouses had limited recourse to Redwood, whereas other Redwood debt facilities have full recourse to us. Redwood debt is secured by pledges of our loans and securities. The table below shows the amount of debt outstanding by facility at December 31, 2007 and 2006.

Table 55 Redwood Debt by Facility

(In Thousands)	2007	2006
Loans
Repo agreements	$—	$959,139
Madrona commercial paper facility	—	300,000
Securities
Repo agreements	7,561	—
Acacia warehouses	—	597,069
Total Redwood Debt	$7,561	$1,856,208

Due to the decline in mortgage market economic conditions during the second half of 2007 we determined that we did not need the same level of available Redwood debt facilities as we had at the end of 2006. Therefore, we have not renewed the majority of our facilities that expired in the fourth quarter of 2007. At December 31, 2007 we had no commercial paper outstanding as we had closed our Madrona facility in December, 2007 and we accelerated the amortization of $0.6 million of deferred costs in the fourth quarter. At December 31, 2006, we had $300 million of commercial paper outstanding through our Madrona special purpose entity.

Asset-Backed Securities Issued

Redwood, through its sponsored securitization entities, has securitized the majority of the assets shown on its consolidated balance sheets. These securitization entities acquire assets and create and sell asset-backed securities (ABS) in order to fund their asset purchases. The residential whole loan securitization entities Redwood sponsors are called Sequoia and the CDO securitization entities Redwood sponsors are called Acacia. These securitization entities are bankruptcy-remote from Redwood, so that Redwood’s liabilities cannot become liabilities of the securitization entity and the ABS issued by the securitization entity cannot become obligations of Redwood. Nevertheless, since, according to accounting definitions, we control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheets. At December 31, 2007, our consolidated balance sheets included $9.2 billion of assets (a combination of securities at fair value and loans at amortized cost) owned by the securitization entities (92% of total consolidated assets) and included $10.4 billion of liabilities (all at amortized cost) issued by securitization entities (97% of total consolidated liabilities). As the majority of the assets (the securities) within Acacia are recorded at current fair values but the Acacia liabilities are recorded at cost, the decline in fair values during 2007 produced a negative equity position where liabilities exceed assets on our consolidated financial statements.

The following table provides detail of the activity for asset-backed securities for 2007 and 2006.

Table 56 ABS Issued — Activity

2007 (In Thousands)	December 31, 2006	New Issuance	Paydowns	(Gain) on ABS Payoff	Amortization	December 31, 2007
Sequoia ABS issued with principal value, net	$7,595,003	$2,798,011	$(3,471,289)	$—	$(10,755)	$6,910,970
Sequoia ABS interest only issued	74,548	—	—	—	(39,328)	35,220
Acacia issued ABS with principal value, net	2,294,629	1,417,597	(340,718)	(12,500)	374	3,359,382
Acacia ABS CES issued	15,044	6,470	—	—	2,193	23,707
Total ABS Issued	$9,979,224	$4,222,078	$(3,812,007)	$(12,500)	$(47,516)	$10,329,279

2006 (In Thousands)	December 31, 2005	New Issuance	Paydowns	(Gain) on ABS Payoff	Amortization	December 31, 2006
Sequoia ABS issued with principal value, net	$13,274,192	$799,048	$(6,468,345)	$—	$(9,892)	$7,595,003
Sequoia ABS interest only issued	142,788	—	—	—	(68,240)	74,548
Acacia issued ABS with principal value, net	2,164,063	682,801	(552,636)	—	401	2,294,629
Acacia ABS CES issued	—	14,367	—	—	677	15,044
Commercial	4,234	—	(4,251)	—	17	—
Total ABS Issued	$15,585,277	$1,496,216	$(7,025,232)	$—	$(77,037)	$9,979,224

Generally, when we securitize assets, as opposed to owning them directly and funding them with Redwood debt and equity, our reported cost of funds is higher (the cost of ABS securities issued is generally higher than that of our debt) but we utilize less equity capital. As a result, our return on equity may increase after securitization. In addition, liquidity risks are generally reduced or eliminated, as the Redwood debt associated with the accumulation of these assets during their accumulation is paid off upon securitization.

Subordinated Notes

In 2006, we issued $100 million of subordinated notes (trust preferred securities) through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In May 2007, we issued $50 million of subordinated notes which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

In our internal risk-adjusted capital calculations we include these subordinated notes in our capital base.

Derivative Financial Instruments

We currently have three kinds of derivative instruments; interest rate agreements, commitments to purchase, and credit default swaps. All derivatives are reported on our balance sheet at fair value. Changes in the fair values of derivatives are either recorded through our consolidated statements of income (loss) or through accumulated other comprehensive income (loss) on our consolidated balance sheets.

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At December 31, 2007, we were party to interest rate agreements with an aggregate notional value of $3.1 billion and a net negative fair value of $76 million. At December 31, 2006, we were party to interest rate agreements with an aggregate notional value of $3.0 billion and a net positive fair value of $21 million.

At December 31, 2007, we had no outstanding commitments to purchase residential real estate loans. At December 31, 2006, we had commitments to purchase $81 million residential real estate loans with an estimated value of negative $0.2 million. Purchase commitments have zero value at the date of the commitment so any subsequent changes in value are recognized through our income statements. Once the loans are purchased, the value of the purchase commitment adjusts our cost basis in the loans.

We entered into our first credit default swaps in the first quarter of 2007. At December 31, 2007 we had a $79 million notional balance worth negative $57 million. The swaps have zero value at purchase, so the entire decrease in value was recognized through our income statement during 2007.

Stockholders’ Equity

Our reported book value at December 31, 2007 was negative $22.18 per share, a decrease from $37.51 per share at the beginning of the year. Our book value per share decreased over this period primarily as a result of declines in the fair value of the assets consolidated on our balance sheets. On January 1, 2008 subsequent to the adoption of FAS 159 and the elections we made to fair value the Acacia ABS issued, our book value increased to positive $23.18. For further details, see the Mark-to-Market Adjustments Discussion above.

Cash Requirements, Sources of Cash, and Liquidity

We use cash to fund our operations and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions. One primary source of cash is principal and interest payments received on a monthly basis from real estate loans and securities. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, proceeds from calls of securities, borrowings, and issuance of equity and debt. We fund our riskiest credit investments with equity capital and limited the use of recourse financial leverage, especially when the macroeconomic risks facing our business are high. Our capital position continues to be strong and will provide us with options and flexibility in the future.

Table 57 Liquidity Position

(In Millions)	December 31, 2007
Unrestricted cash	$290
Unsecuritized residential loans	5
AAA-rated residential securities	10
Liquid assets	305
Redwood debt	(8)
Net Liquidity Position	$297

At December 31, 2007, we had $282 million of excess capital, an increase from the $183 million with which we began the year. We derive our excess capital figures by calculating the amount of cash we have available for investment if we fully leveraged our loans and securities in accordance with our internal risk-adjusted capital policies and deducted from the resulting cash balances an amount we believe is sufficient to fund operations and working capital and provide for any liquidity risks. We include long-term subordinated notes as part of our capital base calculations.

The table below presents changes in our excess capital for the past two years.

Table 58 Excess Capital

(In Millions)	2007	2006
Balance at beginning of period	$183	$189
Uses:
Acquisitions	(485)	(292)
Dividends	(143)	(159)
Sources:
Cash flow from investments after operating expenses	216	212
Securitization	184	32
Sales	92	35
Equity issuance	185	66
Subordinated notes issuance	50	100
Balance At End of Period	$282	$183

During 2007, we successfully raised $190 million through our direct stock purchase and dividend reinvestment plan. These funds allow us to maintain sufficient liquidity as we look for high quality investments in our core residential and commercial credit-enhancement businesses. Our rate of excess capital utilization will depend on future market conditions, but will be grounded in strong balance sheet management. We plan to ensure capital adequacy through the duration of the current market dislocation and beyond, which requires maintaining enough excess capital to account for changing market conditions.

While we anticipate using excess capital to grow our franchise and make good long-term investments, Redwood’s board of directors has authorized us to purchase up to five million shares of our common stock if we believe our shares are trading at attractive levels relative to other uses of cash. Organic growth remains our top priority; however the best use of capital is a constantly changing dynamic that is partly influenced by our current share price. Redwood stock may reach a price level that makes share buybacks the most accretive option for on shareholders.

Contractual Obligations and Commitments

The table below presents our contractual obligations and commitments as of December 31, 2007, as well as the obligations of the securitization entities that we sponsor and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 59 Contractual Obligations and Commitments as of December 31, 2007

	Payments Due or Commitment Expiration by Period
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Redwood debt	$7,561	$7,561	$—	$—	$—
Subordinated notes	150,000	—	—	—	150,000
Anticipated interest payments on Subordinated notes	321,680	10,106	17,721	20,667	273,186
Accrued interest payable	1,911	1,911	—	—	—
Operating leases	15,430	1,636	3,389	3,713	6,692
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$496,582	$21,214	$21,110	$24,380	$429,878
Obligations of Securitization Entities:
Consolidated ABS*	$10,329,279	$159	$100,249	237,344	$9,991,527
Anticipated interest payments on ABS**	7,705,504	391,921	681,812	781,849	5,849,922
Accrued interest payable	51,885	51,885	—	—	—
Total obligations of securitization entities	$18,086,668	$443,965	$782,061	$1,019,193	$15,841,449
Total Consolidated Obligations and Commitments	$18,583,250	$465,179	$803,171	$1,043,573	$16,271,327

*	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down.
**	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of December 31, 2007.

Market Risks

We seek to manage the risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks.

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

These securities owned by Acacia are generally less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these Acacia securities could have their credit ratings downgraded, could suffer decreases in fair value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

Interest Rate Risk

Interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and interest rate agreements, and consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

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

Prepayments affect GAAP earnings in the near-term primarily through the timing of the amortization of purchase premium and discount and through triggering market valuation adjustments. For example, amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. In addition, variations in current and projected prepayment rates for individual assets and changes in interest rates (as they affect projected coupons on ARMs and other assets and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. Moreover, the timing of premium amortization on assets may not always match the timing of the premium amortization on liabilities even when the underlying assets and liabilities are in the same securitization and pay down at the same rate.

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

Through our ownership of discount residential loan CES backed by fixed-rate and hybrid residential loans, we generally benefit from faster prepayments on those underlying loans. Prepayment rates for those loans typically accelerate as medium-and-long-term interest rates decline.

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

Fair Value and Liquidity Risks

The consolidated securities are accounted for as available-for-sale and are generally marked-to-market through our balance sheets and not through our income statement. These assets are credit and interest-rate sensitive. Fair value fluctuations of these assets can affect reported stockholders’ equity. Most of these securities are owned by securitization entities we sponsor and fair value fluctuations on these securities do not have an impact on our liquidity. Fair value fluctuations on securities we own and fund with short-term debt (generally prior to securitization) could have an impact on our liquidity. Our earnings could be affected by adverse changes in fair values on all securities we own or consolidate to the extent there is an accompanying adverse change in projected cash flows. In these cases, the negative changes in fair values are reported through our income statement. See also Mark-to-Market Adjustments Discussion earlier in this document.

Beginning in the first quarter of 2007, we classified other real estate investments as trading instruments. Changes in the fair values of these investments are recognized through our income statement. Thus, changes in fair values may add to the quarterly volatility of our earnings. This could occur whether these instruments are hedged or are financed with non-recourse debt.

Most of our consolidated real estate loans are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with Redwood debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Our consolidated obligations consist primarily of ABS issued. For 2007 and prior periods these were reported at amortized cost. Generally, changes in fair value of ABS issued have no impact on our liquidity. However, because many of our consolidated assets funded with ABS issued are reported at fair value, the resulting reported net equity may not necessarily reflect the true net fair value of assets and liabilities in these securitization entities. Specifically, we mark-to-market most of the assets and derivatives owned by the Acacia entities, but none of Acacia’s liabilities. If fair values for Acacia’s assets declined sufficiently, we could be required to record balance sheet charges in excess of the total maximum economic amount that Redwood actually has invested. Conversely, we would not be able to reflect an offsetting improvement in Acacia liability fair value changes in our consolidated financial statements. These fair value changes may not affect the cash flows we expect to earn from our Acacia investments, however.

On January 1, 2008 we elected the fair value option for certain assets and liabilities under FAS 159. Now for these assets and liabilities, changes in market values will be recorded through our income statement, and it is likely to add to our earnings volatility. Most of these assets and liabilities accounted for in this manner are owned or issued by Acacia and they will have no impact on our liquidity. However, changes in values (or ratings downgrades) on assets owned by an Acacia entity may disrupt the cash flows on certain of our investments in Acacia. Such disruptions in cash flow may create additional differences between reported GAAP and taxable income from cash received. We do not currently believe that this will create any liquidity issues for us.

We hold some assets funded with short-term debt that is recourse to Redwood. At some point, this may increase our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Our financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.

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

Loan Premium Amortization

For consolidated real estate loans, the effective yield method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we apply the existing interest rate at the reporting date rate to determine the effective yield for each pool of loans. During a period of rising short-term rates, the coupon is projected to increase, resulting in a higher effective yield. Under those circumstances, prior to the coupon rate resetting (generally one to six months for these loans), the amount of amortization is lower than it will be once the coupon rate resets. Consequently as short-term rates increased beginning in 2004 and through the first half of 2007, the amount of premium we amortized was less than it would have been in a flat interest rate environment. With lower premium amortization expenses as a result of rising interest rates combined with rapid prepayments, our cost bases have increased on our remaining loans. The cost bases in these loans continues to exceed their estimated fair values.

For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments on a pool basis to calculate an effective yield and to amortize the premium or discount. Any volatility in amortization expense is dependent primarily on prepayments. The cost bases of these loans are approximately equal to their fair values.

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

Amortization of ABS Issued Premium

We apply the effective yield method in determining amortization for the premium and deferred asset-backed securities issuance cost for ABS issued. ABS premium is recognized through our income statement as a reduction in interest expense and under APB 21 issuance costs are amortized as additional interest expense over the life of the ABS issued. Similar to our calculation of amortization on assets, the use of this method requires us to project cash flows over the remaining life of each liability. These projections are primarily affected by forecasted prepayment rates of the related assets. If prepayment speeds are faster than modeled, the average life of the liability will shorten, and we will recognize the ABS net premium at a faster rate, thereby increasing net income. If prepayment speeds are slower than expected, the average life of the liability will lengthen, and it will take us longer to recognize the ABS net premium. For the deferred asset-backed securities issuance costs, faster prepayments will result in faster amortization and an increase in interest expense while slower prepayments will result in slower amortization and a decrease in interest expense.

Establishing Valuations and Accounting for Changes in Valuations

We report our securities at fair value on our consolidated balance sheets. We believe that the estimates of fair value we use reflect fair values that we may be able to obtain should we choose to sell assets. Our estimates, however, are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Because we are also active acquirers, an issuer of debt securities, and an occasional seller of assets, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. However, changes in perceptions regarding future events in spreads used to price assets can have a material impact on the fair values of our assets. Should such changes occur, there could be significant decreases in the fair values of these assets.

Our fair values reflect what we believe we could realize if we chose to sell our securities. However, most of our securities (in particular our CES and CDO investments) are generally illiquid. Consequently, establishing fair values for these securities is inherently subjective and is dependent upon modeling assumptions and indications of value obtained from brokers or dealers. As a consequence of limited trading visibility during the quarter and the significant uncertainties regarding credit loss levels, the fair values underpinning our market valuation adjustments are based on facts that are far less certain than has historically been the case in prior periods. We expect that the market valuations will continue to be highly volatile over time.

To establish fair values at December 31, 2007, we derived values from our internal cash flow modeling utilizing indications of value (marks) and assumptions from dealers as inputs into our model. We received third party dealer marks on 87% of the number of securities reflected on our balance sheet.

We compared all of the dealers’ marks to our internal model for reasonableness. It is likely that most of the dealer marks we received this period were based on pricing models and not on actual trade information. The third parties we receive information from are active participants in these markets. Their indications of values are based on a variety of assumptions they may not share and may prove to be inaccurate.

In the aggregate, our internal valuations of the securities on which we received dealer marks were $298 million, or 14%, lower than the aggregate dealer marks at December 31, 2007. Our internal valuations of our ABS issued on which we received dealer marks were $3 million, or less than 1%, lower than the aggregate dealer marks at December 31, 2007.

Changes in the fair value of real estate securities held-for-sale are reported through equity. However, it is possible that decreases in fair values of these real estate securities could be reported through the income statement. See the discussion on other-than-temporary impairments below. Changes in the fair value of other real estate investments are reported through current period earnings as these are treated as trading instruments. Total income recognized in current period earnings on these investments equals coupon interest earned plus or minus change in fair value. Interest income is equal to the instruments’ yields based on market expectations. See discussion below for changes in the fair value of securities and ABS issued, elected under the fair value option from January 1, 2008.

Accounting Under the Fair Value Option

Effective January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This gives us the option to elect to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option or FVO), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the FVO is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value are recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, this transition adjustment recorded to beginning retained earnings. One of the chief objectives of this standard was to provide better matching of the accounting results to the economic activities underlying them. For example, there may be assets or liabilities that are measured under the historical cost models while related transactions (e.g. hedging derivatives or offsetting transactions) are at fair value. We have elected FVO on the assets and liabilities of Acacia. For the Acacia assets this will mean that the ongoing changes in fair value will be reported through earnings instead of the current adjustment to other comprehensive income. Any unrealized gains or losses on Acacia assets at January 1, 2008 were reclassified to retained earnings from other comprehensive income. For the Acacia liabilities, the mark-to-market to fair value on January 1, 2008 from the historical cost basis was also recorded in retained earnings at January 1, 2008. We expect to elect the FVO for any future Acacia assets and liabilities. As a result of the adoption we recorded a cumulative effect adjustment of $1.5 billion to stockholders’ equity as of January 1, 2008.

Other-than-Temporary Impairments

For accounting purposes, securities are deemed impaired if the fair value is below amortized cost. An assessment is then required as to whether the impairment is temporary and is reflected as unrealized losses in the balance sheet, or is other-than-temporary and realized through the income statement as market valuation adjustments. The assessment of the other-than-temporary impairments requires a determination of whether there has been an adverse change in the underlying cash flows generated by a security, whether we have the intent and ability to hold the security, and whether we believe the impaired security will recover its value within a reasonable period of time. This is a highly complex and subjective evaluation.

If, based on our assessment, we have an other-than-temporary impairment, then the basis of the asset is written down to fair value through our consolidated statements of (loss) income. Market valuation adjustments of this type could be substantial, reducing GAAP income and causing a loss. However, for securitized assets, reductions in fair values may not affect our cash flows or investment returns at all, or may not affect them to the degree implied by the accounting write-down.

Credit Reserves on Loans Held-for-Investment

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from intrinsic losses existing in our pool of consolidated real estate loans held-for-investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on real estate loans on our consolidated statements of (loss) income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

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

Accounting for Derivative Instruments

We use derivative instruments to manage certain risks such as interest rate risk. We may also acquire derivative financial instruments as investments. Derivative instruments are reported on our consolidated balance sheets at their fair value. If a derivative instrument has a positive fair value, it is reported as an asset. If the fair value is negative, the instrument is reported as a liability.

Changes in fair values of derivative instruments are reported either through the income statement or through our equity. For derivatives accounted for as trading instruments, all changes in the fair values are recognized through the income statement. For interest rate agreements (a type of derivative) accounted for as a cash flow hedge, most of the changes in fair values are recorded in our balance sheet through equity. Only the ineffective portions (as determined according to the accounting principle) of the derivatives accounted for as cash flow hedges are included in income.

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

For our interest-rate sensitive assets and liabilities, the table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2007 was used to project the average coupon rates for each year presented, based on the characteristics of our existing portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the interest rate scenario. Actual prepayment speeds will likely vary from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

Our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table.

The composition of our balance sheets and the set of assumptions used at December 31, 2007 differ from those used at December 31, 2006. The assumptions we use reflect the market conditions at the date of the financial statements, so the future interest rates assumed and corresponding prepayment speeds used to project the cash flows differ from those used a year ago. However, the overall results are similar in that our future results still depend greatly on the credit performance of the underlying loans (although the tabular information assumes no credit losses), future interest rates (as many of our assets are adjustable-rate), prepayment behavior on residential real estate loans, and our ability to reinvest our capital (also not included in this tabular information).

Quantitative Information on Market Risk

	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2007
(Dollars in Thousands) Interest rate sensitive assets	2008	2009	2010	2011	2012	Thereafter	Principal Value	Amortized Cost	Fair Value
Residential Real Estate Loans
Adjustable Rate
Principal	1,222,613	922,203	689,094	514,371	386,178	1,125,223	4,859,682	4,922,315	4,663,244
Interest Rate	5.95%	4.93%	5.50%	5.94%	6.20%	6.96%		101.29%	95.96%
Hybrid
Principal	588,168	436,031	318,259	462,264	242,718	204,396	2,251,836	2,256,158	2,178,046
Interest Rate	5.96%	6.00%	6.04%	6.30%	6.47%	7.17%		100.19%	96.72%
Residential Credit-Enhancement Securities
Adjustable Rate
Principal	103,339	111,543	96,492	79,594	81,894	352,758	825,620	242,651	185,507
Interest Rate	5.51%	4.58%	5.58%	6.00%	6.24%	6.92%		29.39%	22.47%
Fixed Rate
Principal	9,113	11,562	7,615	10,964	13,629	122,902	175,785	85,811	59,518
Interest Rate	7.27%	6.83%	7.12%	7.31%	7.44%	8.04%		48.82%	33.86%
Hybrid
Principal	28,693	34,270	42,418	56,695	58,109	317,265	537,450	216,993	156,920
Interest Rate	5.19%	5.22%	5.74%	6.19%	6.46%	7.58%		40.37%	29.20%
Residential Investment-Grade Securities
Adjustable Rate
Principal	73,886	81,504	72,708	70,558	100,857	585,061	984,574	540,609	420,358
Interest Rate	4.94%	4.15%	4.74%	5.16%	5.48%	6.39%		54.91%	42.69%
Fixed Rate
Principal	15,219	30,542	49,449	38,900	44,192	243,957	422,259	354,987	308,055
Interest Rate	5.69%	5.41%	5.63%	5.75%	5.87%	6.42%		84.07%	72.95%
Hybrid
Principal	67,842	55,379	47,700	54,135	57,104	325,216	607,376	502,406	429,051
Interest Rate	5.52%	5.00%	5.44%	5.85%	6.11%	7.06%		82.72%	70.64%
Other Real Estate Investments
Adjustable Rate
Principal	17,064	557	219	157	—	8,038	26,035	11,521	11,521
Interest Rate	1.42%	6.14%	9.60%	10.99%	12.97%	8.33%		44.25%	44.25%
Non-Real Estate Investments
Adjustable Rate
Principal	—	—	—	—	—	79,125	79,125	79,125	79,125
Interest Rate	4.24%	3.13%	3.68%	4.29%	4.49%	5.09%		100.00%	100.00%
Commercial Real Estate Loans
Fixed Rate
Principal	—	13,946	9,227	—	—	14,938	38,111	25,678	23,817
Interest Rate	5.36%	5.36%	5.36%	5.82%	5.82%	5.82%		67.38%	62.49%
Commercial Credit-Enhancement Securities
Fixed Rate
Principal	—	—	—	—	—	875,934	875,934	461,783	336,835
Interest Rate	5.18%	5.18%	5.18%	5.18%	5.18%	5.28%		52.72%	38.45%
Commercial Investment-Grade Securities
Adjustable Rate
Principal	3,736	248	248	254	2,185	13,649	20,320	20,320	15,192
Interest Rate	5.61%	4.80%	5.50%	5.84%	6.24%	7.48%		100.00%	74.77%
Fixed Rate
Principal	92	99	106	3,097	60	88,945	92,399	89,585	74,484
Interest Rate	5.55%	5.52%	5.53%	5.53%	5.47%	5.80%		96.96%	80.61%
CDO Credit-Enhancement Securities
Adjustable Rate
Principal	—	—	—	—	—	73,783	73,783	9,719	10,541
Interest Rate	7.89%	7.38%	6.88%	7.77%	8.33%	8.77%		13.17%	14.29%
CDO Investment-Grade Securities
Adjustable Rate
Principal	16,632	1,830	3,926	6,704	44,436	230,099	303,627	116,051	103,301
Interest Rate	5.89%	5.38%	4.88%	5.77%	6.33%	6.77%		38.22%	34.02%
Fixed Rate
Principal	—	—	—	—	—	15,600	15,600	10,318	10,318
Interest Rate	6.34%	6.34%	6.34%	6.34%	6.34%	5.82%		66.14%	66.14%

Quantitative Information on Market Risk

	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2007
(Dollars in Thousands) Interest rate sensitive assets	2008	2009	2010	2011	2012	Thereafter	Principal Value	Amortized Cost	Fair Value
Redwood debt
Repo Agreements and Warehouse Facilities
Principal	7,561	—	—	—	—	—	7,561	7,561	7,561
Interest Rate	5.63%	—	—	—	—	—		100.00%	100.00%
Asset-backed securities issued
Sequoia
Adjustable Rate
Principal	951,493	769,035	611,396	484,683	389,096	1,480,389	4,686,092	4,725,677	4,432,710
Interest Rate	4.13%	3.45%	4.08%	4.55%	4.86%	5.69%		100.84%	94.59%
Hybrid
Principal	631,409	446,343	286,981	418,486	224,629	210,997	2,218,845	2,220,489	2,205,396
Interest Rate	5.98%	6.05%	6.05%	6.27%	6.47%	7.07%		100.07%	99.39%
CDO
Variable Rate
Principal	131,534	93,829	145,038	143,370	338,600	2,544,377	3,396,748	3,376,156	1,889,568
Interest Rate	4.97%	4.06%	4.67%	5.15%	5.50%	6.68%		99.39%	55.63%
Fixed Rate
Principal	—	—	—	—	—	7,000	7,000	6,958	3,873
Interest Rate	6.95%	6.95%	6.95%	6.95%	6.95%	6.95%		99.39%	33.53%
Subordinated notes
Principal	—	—	—	—	—	150,000	150,000	150,000	94,000
Interest Rate	6.74%	5.63%	6.18%	6.79%	6.99%	7.59%		100.00%	62.67%
Interest rate agreements
Interest Rate Cap/Corridors
(Purchased/Sold)
Notional Amount	844,805	8,000	15,400	3,000	56,800	874,700	1,802,705	2,727	2,727
Buy Strike Rate	5.36%	5.36%	8.83%	8.75%	8.69%	8.72%
Receive Strike Rate	5.39%	5.40%	8.84%	8.78%	8.73%	8.79%
Interest Rate Swaps
(Purchased)
Notional Amount	105,046	112,969	123,383	109,853	65,235	546,678	1,063,164	(21,117)	(21,117)
Receive Strike Rate	4.09%	2.39%	3.28%	4.15%	4.63%	5.36%
Pay Strike Rate	4.76%	4.79%	4.86%	4.88%	4.86%	4.84%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-52 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, and the evaluation of the material weakness described below, our principal executive officer and principal financial officer concluded that as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc. together with its consolidated subsidiaries (we, us, or Redwood), is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that Redwood’s internal control over financial reporting was ineffective as of December 31, 2007 due to the material weakness described below.

In connection with the completion of our audited financial statements, management concluded that a material weakness in our internal control over financial reporting resulted from the fact that management was unable to obtain the necessary evidence under Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities” (SAB 59) to support its initial conclusion that a material portion of the unrealized losses were recoverable as of December 31, 2007.

Our internal control over financial reporting resulted in appropriate assessments of fair values for real estate securities held at Redwood and for securities consolidated from Acacia CDO entities at December 31, 2007. Furthermore, our internal controls appropriately assessed impairments resulting from adverse changes in cash flows and from our ability and intent to hold these real estate securities. After all the above steps were appropriately completed, we were then required under SAB 59 to evaluate whether the remaining unrealized losses on real estate securities at December 31, 2007 could be recovered in a reasonable period of time. An evaluation of this type is highly subjective and was especially difficult to support in light of the current turmoil and uncertainty in the capital markets. As stated above management was ultimately not able to obtain the necessary evidence under SAB 59 to support its initial conclusion that a material portion of the unrealized losses were recoverable as of December 31, 2007.

To address the material weaknesses described above, management completed the additional analysis required under SAB 59 and has implemented these enhancements in our internal control over financial reporting that are designed to ensure that we continue to perform such analysis on a quarterly basis. Management believes that these remediation steps will satisfy the requirements of SAB 59 with respect to future filings.

Other than the enhancements and remediation steps described above, there have been no changes in our internal control over financial reporting in the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No.333-08363), Exhibit 3.1, filed on July 18, 1996)
3.1.1	Articles Supplementary of the Registrant, effective August 11, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 3.2, filed on May 19, 1995)
3.1.2	Articles Supplementary of the Registrant, effective August 14, 1995 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-02762), Exhibit 3.4, filed on March 26, 1996)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 3.5, filed on July 18, 1996)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1.1, filed on July 20, 1998)
3.1.5	Articles Supplementary of the Registrant, effective April 10, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 3.4.2)
3.2	Amended and Restated Bylaws, as adopted on May 5, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 9, 2005)
3.2.1	Amendment to Amended and Restated Bylaws, as adopted on November 13, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3, filed on November 17, 2005)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

Exhibit Number	Exhibit
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)
4.6	Purchase Agreement dated December 12, 2006 between Redwood Capital Trust I and Merrill Lynch International (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 between Redwood Capital Trust I and Bear, Stearns & Co. Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (filed herewith)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (filed herewith)
9.3	Second Amendment to Second Amended and Restated Voting Agreement dated as of November 28, 2007 among Wallace R. Weitz & Company, Wallace R. Weitz, George E. Bull, III and Douglas B. Hansen (filed herewith)
10.1	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between George E. Bull, III and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.10.1)
10.2	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between Douglas B. Hansen and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.11.1)
10.3	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Brett D. Nicholas and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.4, filed on February 25, 2005)
10.4	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Andrew I. Sirkis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.6, filed on February 25, 2005)
10.5	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Harold F. Zagunis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.7, filed on February 25, 2005)
10.6	Employment Agreement, dated as of June 1, 2005, by and between Martin S. Hughes and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 6, 2005)

Exhibit Number	Exhibit
10.7	Form of Amendment to Employment Agreement between the Registrant and each of George E. Bull, III, Douglas B. Hansen, Brett D. Nicholas, Andrew I. Sirkis, Harold F. Zagunis and Martin S. Hughes (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on November 17, 2005)
10.8	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, Exhibit 10.14.5)
10.9	2002 Incentive Stock Plan, amended through May 6, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, Exhibit 10.15.2)
10.9	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.1)
10.9	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.2)
10.9	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.9	Form of Restricted Stock Award Agreement under 2002 Incentive Stock Plan (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.8.3)
10.9	2002 Incentive Plan, amended through May 11, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 16, 2006)
10.10	2002 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, Exhibit 10.16)
10.11	Executive Deferred Compensation Plan, amended through May 8, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 10.17.1)
10.12	Forms of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, Exhibit 10.18)
10.13	Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to the Plan text included in the Registrant’s Registration Statement on Form S-3 (No. 333-122427) filed on January 31, 2005)
10.14	Office Building Lease, dated February, 27, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.30.2)
10.4	Office Building Lease, second floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.1, filed November 2, 2006)
10.4	Office Building Sublease, second floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.2, filed November 2, 2006)

Exhibit Number	Exhibit
10.4	Second amendment to office building lease, third floor, dated July 31, 2006 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, Exhibit 10.3, filed November 2, 2006)
10.15	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors Effective January 1, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 6, 2005)
10.16	Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and George E. Bull, III (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2006)
10.17	Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Douglas B. Hansen (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2006)
10.18	Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Brett D. Nicholas (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 8, 2006)
10.19	Amendment to Employment Agreement dated as of December 8, 2006 between Registrant and Andrew I. Sirkis (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 8, 2006)
10.20	Amendment to Employment Agreement dated as of January 16, 2008 between Registrant and Martin S. Hughes (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 18, 2008)
10.21	Amendment to Employment Agreement dated as of January 16, 2008 between Registrant and Harold F. Zagunis (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 18, 2008)
14	Code of Business Conduct and Ethics (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 14, filed on November 17, 2005)
21	List of Subsidiaries (filed herewith)
23	Grant Thornton LLP Consent (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST

Date: March 4, 2008

By:	/s/ George E. Bull, III

George E. Bull
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Bull, III George E. Bull, III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2008
/s/ Douglas B. Hansen Douglas B. Hansen	Director and President	March 4, 2008
/s/ Martin S. Hughes Martin S. Hughes	Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	March 4, 2008
/s/ Raymond S. Jackson Raymond S. Jackson	Vice President and Controller (Principal Accounting Officer)	March 4, 2008
/s/ Richard D. Baum Richard D. Baum	Director	March 4, 2008
/s/ Thomas C. Brown Thomas C. Brown	Director	March 4, 2008
/s/ Mariann Byerwalter Mariann Byerwalter	Director	March 4, 2008
/s/ Greg H. Kubicek Greg H. Kubicek	Director	March 4, 2008
/s/ Georganne C. Proctor Georganne C. Proctor	Director	March 4, 2008
/s/ Charles J. Toeniskoetter Charles J. Toeniskoetter	Director	March 4, 2008
/s/ David L. Tyler David L. Tyler	Director	March 4, 2008

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, AND
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
For Inclusion in Form 10-K Annual Report Filed With
Securities and Exchange Commission
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited Redwood Trust, Inc.’s (a Maryland Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has concluded that the material weakness in internal controls resulted from the fact that they were unable to obtain the necessary evidence under Staff Accounting Bulletin 59 (SAB 59) to support its initial conclusion that a material portion of the unrealized losses were recoverable as of December 31, 2007.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 4, 2008, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, CA
March 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland Corporation) and its subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008 expressed an adverse opinion.

As discussed in Note 4 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 155, Accounting for Certain Hybrid Financial Instruments, in 2007.

/s/ GRANT THORNTON LLP

San Francisco, CA
March 4, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2007	December 31, 2006
ASSETS
Real estate loans	$7,204,151	$9,352,107
Real estate securities	2,110,080	3,232,767
Other real estate investments	11,521	—
Non-real estate investments	79,125	—
Cash and cash equivalents	290,363	168,016
Total earning assets	9,695,240	12,752,890
Restricted cash	118,064	112,167
Accrued interest receivable	45,553	70,769
Derivative assets	5,598	26,827
Deferred tax asset	8,875	5,146
Deferred asset-backed securities issuance costs	39,909	42,468
Other assets	25,233	20,206
Total Assets	$9,938,472	$13,030,473
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Redwood debt	$7,561	$1,856,208
Asset-backed securities issued	10,329,279	9,979,224
Accrued interest payable	53,796	50,590
Derivative liabilities	81,385	6,214
Accrued expenses and other liabilities	10,441	16,832
Dividends payable	24,289	18,715
Subordinated notes	150,000	100,000
Total liabilities	10,656,751	12,027,783
Commitments and contingencies (Note 19)
Stockholders’ (Deficit) Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 32,385,073 and 26,733,460 issued and outstanding	324	267
Additional paid-in capital	1,108,148	903,808
Accumulated other comprehensive (loss) income	(573,766)	93,158
Cumulative (losses) earnings	(299,626)	809,011
Cumulative distributions to stockholders	(953,359)	(803,554)
Total stockholders’ (deficit) equity	(718,279)	1,002,690
Total Liabilities and Stockholders’ Equity	$9,938,472	$13,030,473

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
(In Thousands, Except Share Data)	2007	2006	2005
Interest Income
Real estate loans	$467,677	$608,868	$779,469
Real estate securities	364,023	265,353	177,524
Other real estate investments	5,762	—	—
Non real estate investments	2,590	—	—
Cash and cash equivalents	15,488	10,939	5,204
Total interest income	855,540	885,160	962,197
Interest Expense
Redwood debt	(60,029)	(29,836)	(11,793)
Asset-backed securities issued	(580,955)	(671,445)	(745,477)
Subordinated notes	(10,778)	(423)	—
Total interest expense	(651,762)	(701,704)	(757,270)
Net Interest Income	203,778	183,456	204,927
Operating expenses	(58,555)	(55,925)	(48,382)
Realized gains on sales and calls, net	12,781	22,557	65,879
Market valuation adjustments, net	(1,261,449)	(12,586)	(5,031)
Net (loss) income before provision for income taxes	(1,103,445)	137,502	217,393
Provision for income taxes	(5,192)	(9,970)	(17,521)
Net (Loss) Income	$(1,108,637)	$127,532	$199,872
Basic (loss) earnings per share:	$(39.70)	$4.96	$8.11
Diluted (loss) earnings per share:	$(39.70)	$4.85	$7.96
Regular dividends declared per common share	$3.00	$2.80	$2.80
Special dividends declared per common share	$2.00	$3.00	$3.00
Total Dividends Declared Per Common Share	$5.00	$5.80	$5.80
Basic weighted average shares outstanding	27,928,234	25,718,435	24,637,016
Diluted weighted average shares outstanding	27,928,234	26,313,826	25,121,467

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Net (Loss) Income	$(1,108,637)	$127,532	$199,872
Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on available-for-sale securities	(1,175,770)	30,953	5,593
Reclassification adjustment for net losses (gains) included in net (loss) income	548,432	(1,061)	(44,446)
Unrealized (losses) gains on cash flow hedges, net	(39,421)	(2,448)	6,791
Reclassification of net realized cash flow hedge (gains) losses to interest expense on asset-backed securities issued and realized (gains) on sales and calls	(165)	(8,017)	436
Total Other Comprehensive (Loss) Income	(666,924)	19,427	(31,626)
Comprehensive (Loss) Income	$(1,775,561)	$146,959	$168,246

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2007

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net (loss)	—	—	—	—	(1,108,637)	—	(1,108,637)
Net unrealized loss/reclassification on assets AFS	—	—	—	(627,338)	—	—	(627,338)
Net unrealized loss/reclassification on interest rate agreements	—	—	—	(39,586)	—	—	(39,586)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	5,510,610	55	189,819	—	—	—	189,874
Employee option & stock purchase plan	141,003	2	42	—	—	—	44
Non-cash equity award compensation	—	—	14,479	—	—	—	14,479
Common dividends declared	—	—	—	—	—	(149,805)	(149,805)
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)

For the Year Ended December 31, 2006

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	127,532	—	127,532
Net unrealized gain/reclassification on assets AFS	—	—	—	29,892	—	—	29,892
Net unrealized loss/reclassification on interest rate agreements	—	—	—	(10,465)	—	—	(10,465)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,358,751	14	66,402	—	—	—	66,416
Employee option & stock purchase plan	234,694	2	(1,488)	—	—	—	(1,486)
Non-cash equity award compensation	7,390	—	14,529	—	—	—	14,529
Common dividends declared	—	—	—	—	—	(158,688)	(158,688)
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2005

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156
Net income	—	—	—	—	199,872	—	199,872
Net unrealized loss/reclassification on assets AFS	—	—	—	(38,853)	—	—	(38,853)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	7,227	—	—	7,227
Issuance of common stock:
Dividend reinvestment & stock purchase plans	925,060	9	46,007	—	—	—	46,016
Employee option & stock purchase plan	34,472	—	851	—	—	—	851
Non-cash equity award compensation	19,517	—	4,285	—	—	—	4,285
Common dividends declared	—	—	—	—	—	(148,594)	(148,594)
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(1,108,637)	$127,532	$199,872
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(63,432)	(61,654)	(75,475)
Depreciation and amortization of non-financial assets	3,243	1,156	845
Provision for (reversal of) credit losses	12,809	(359)	(430)
Non-cash equity award compensation	14,479	14,529	4,285
Net realized losses (gains) and market valuation adjustments	1,248,668	(9,971)	(60,848)
Purchases of other real estate investments - trading	(40,818)	—	—
Purchases of non-real estate investments - trading	(80,000)	—	—
Principal payments on other real estate investments - trading	13,731	—	—
Principal payments on non-real estate investments - trading	875	—	—
Purchases of real estate loans held-for-sale	—	—	(323,193)
Proceeds from sales of real estate loans held-for-sale	—	—	336,842
Principal payments on real estate loans held-for-sale	—	—	1,353
Net change in:
Accrued interest receivable	25,216	5,700	(4,010)
Deferred income taxes	(3,397)	(94)	5,188
Other assets	14,216	(6,394)	5,217
Accrued interest payable	3,206	9,563	5,963
Accrued expenses and other liabilities	(6,391)	(11,057)	(206)
Net cash provided by operating activities	33,768	68,951	95,403
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,172,248)	(2,017,553)	(1,565,246)
Proceeds from sales of real estate loans held-for-investment	15,454	8,408	181,811
Principal payments on real estate loans held-for-investment	3,228,338	6,536,582	9,944,183
Purchases of real estate securities available-for-sale	(1,326,956)	(1,322,261)	(995,298)
Proceeds from sales of real estate securities available-for-sale	380,519	378,982	374,354
Proceeds from sales of other real estate investments - trading	2,237	—	—
Principal payments on real estate securities available-for-sale	332,394	227,685	214,229
Net increase in restricted cash	(5,897)	(39,746)	(36,383)
Net cash provided by investing activities	1,453,841	3,772,097	8,117,650
Cash Flows From Financing Activities:
Net (repayments) borrowings on Redwood debt	(1,848,647)	1,686,501	(33,574)
Proceeds from issuance of asset-backed securities	4,222,078	1,496,216	2,278,804
Deferred asset-backed security issuance costs	(20,254)	(14,012)	(15,062)
Repayments on asset-backed securities	(3,812,007)	(7,025,232)	(10,217,882)
Proceeds from issuance of subordinated notes	50,000	100,000	—
Net (purchases) sales of interest rate agreements	(2,119)	245	(6,269)
Net proceeds from issuance of common stock	189,918	64,931	46,867
Dividends paid	(144,231)	(157,566)	(147,298)
Net cash used in financing activities	(1,365,262)	(3,848,917)	(8,094,414)
Net increase (decrease) in cash and cash equivalents	122,347	(7,869)	118,639
Cash and cash equivalents at beginning of period	168,016	175,885	57,246
Cash and cash equivalents at end of period	$290,363	$168,016	$175,885
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$648,556	$692,141	$751,561
Cash paid for taxes	$13,000	$10,249	$13,174
Non-Cash Financing Activity:
Dividends declared but not paid at period-end	$24,289	$18,715	$17,593

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007, 2006, and 2005.

These consolidated financial statements include the accounts of Redwood Trust, Inc. (Redwood Trust) and its direct and indirect wholly-owned subsidiaries (collectively, Redwood). All intercompany balances and transactions have been eliminated in consolidation. A number of Redwood Trust’s subsidiaries are qualifying REIT subsidiaries and the remainder are taxable subsidiaries. References to the Redwood REIT mean Redwood Trust and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), we treat the securitizations we sponsor as financings, as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans and securities owned by these securitization entities are shown on our consolidated balance sheets under real estate loans, real estate securities, and the asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of (loss) income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our consolidated balance sheets and the associated income and expense are not shown separately on our consolidated statements of (loss) income.

Note 3. Adoption of FAS 159 and FAS 157

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value (i.e., the fair value option or FVO), on an instrument-by-instrument basis. The election to use the FVO is available when we first

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Adoption of FAS 159 and FAS 157  – (continued)

recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments valued under the FVO will be recorded in our consolidated income statements.

On January 1, 2008, we elected to apply the FVO under FAS 159 to the assets and liabilities of our consolidated Acacia securitization entities and certain other investment grade securities held at Redwood. Prior to the application of FAS 159, we were required, for financial reporting purposes, to mark-to-market the assets, but not the liabilities, of the Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated by the assets of that entity.

Electing the FVO for the assets and liabilities (including derivatives) of Acacia will enable us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes, to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity, and to reduce the complexity of accounting especially with regards to derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities (FAS 133). We elected the fair value option for the IGS held at Redwood since we generally expect to pair these investments with a liability.

We did not elect the fair value option for the assets and liabilities of Sequoia as these are currently accounted for using similar measurement attributes and, as a result, there is less need to mitigate volatility in earnings and book value. We also did not elect the fair value option for our investments at Redwood that are funded with equity. There is no paired liability for these assets and our intent upon the acquisition of these assets is to hold them to maturity and generate long-term cash flows. Thus, changes in fair values of these investments from period to period through our income statement, as would be required under the FVO of FAS 159, would not, in our opinion, be appropriate.

FAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities, and commitments for which the FVO is elected and were existing at the time of initial application of FAS 159. Adjustments resulting from the one-time election are reflected on the balance sheet and have no income statement impact. Subsequent changes in fair value will be recorded in our consolidated income statements. On January 1, 2008, as a result of the one-time election, we reclassified all unrealized gains and losses on Acacia assets and certain other IGS held at Redwood to retained earnings from accumulated other comprehensive income. On that date, we also recorded in retained earnings the difference between the reported value and fair value of the Acacia liabilities. As a result of the adoption of FAS 159 and this one-time election, we recorded a cumulative effect adjustment of $1.5 billion as an increase to stockholders’ equity as of January 1, 2008. There was no deferred tax impact of this increase since the net unrealized losses in accumulated other comprehensive income that were reclassified to retained earnings were generated at the REIT which distributes predominantly all of its taxable income each year.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 3. Adoption of FAS 159 and FAS 157  – (continued)

The following table presents the consolidated balance sheet at December 31, 2007, the transition adjustments, and the consolidated balance on January 1, 2008 following application of FAS 159.

Adoption of FAS 159

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$—	$7,204
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	—	9,695
Restricted cash	118	—	118
Other assets	126	(21)	105
Total Assets	$9,939	$(21)	$9,918
Redwood debt	$8	$—	$8
Asset-backed securities issued	10,329	(1,490)	8,839
Subordinated notes	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,490)	9,167
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive (loss) income	(574)	459	(115)
Retained earnings (deficit)	(1,252)	1,010	(242)
Total stockholders’ (deficit) equity	(718)	1,469	751
Total Liabilities and Stockholders’ Equity	$9,939	$(21)	$9,918

The fair value calculations for assets and liabilities are made independently for the assets and for the liabilities based on their respective primary markets. Valuations in those markets may reflect different discount rates and valuation parameters.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157). This new standard sought to consolidate and clarify the definition of “fair value” that is used throughout Generally Accepted Accounting Principles (GAAP). FAS 157 defines fair value, establishes a methodology for measuring fair value, establishes a hierarchy of information used in measuring fair value and enhances the disclosure of information about fair value measurements. FAS 157 provides that the “exit price,” which is the price at which an asset could be sold or a liability could be transferred, should be used to fair value the asset or liability. FAS 157 also provides that market data, to the extent available, and not internally generated or entity specific information, should be used to determine fair value. We adopted FAS 157 on January 1, 2008 in conjunction with the adoption of FAS 159. The financial impact on Redwood of the adoption of FAS 157 is not expected to be significant since our valuation methodology used in prior periods did not need to be revised significantly to comply with FAS 157.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make a significant number of estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which we anticipate an increase in the fair values of real estate securities sufficient

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

to recover unrealized losses in those securities, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material. Our fair values reflect what we believe we could realize if we chose to sell our assets and or pay if we chose to buy back our liabilities. Most of the assets and liabilities consolidated on our balance sheet (in particular our credit-enhancement securities and CDOs) are generally illiquid. Consequently, establishing fair values for these assets and liabilities is inherently subjective and is dependent upon our estimates described above and modeling assumptions and indications of value obtained from brokers and dealers. As a consequence of limited trading visibility during 2007 and the significant uncertainties regarding credit loss levels, there is a wide variance of opinion related to the assumptions underpinning our market valuation inputs. We expect that the market valuations will continue to be highly volatile.

Real Estate Loans

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans include residential and commercial real estate loans. Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.

Coupon interest is recognized as revenue when earned and deemed collectible. We accrue interest on loans until they are more than 90 days past due at which point they are placed on nonaccrual status. Loans are charged off upon foreclosure of the underlying collateral. At that point the net realizable value of the loan is classified as real estate owned (REO) on the balance sheet within other assets. Purchase discounts and premiums related to real estate loans are amortized into interest income over their estimated lives to generate an effective yield, considering the actual and future estimated prepayments of the loans pursuant to the provisions discussed below. Gains or losses on the sale of real estate loans are based on the specific identification method.

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

We may exercise our right to call ABS issued by entities sponsored by us and may subsequently sell the underlying loans to third parties. For balance sheet purposes, we reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold to third parties. In our consolidated statements of cash flows, for 2007 and 2006, sales of loans are reported as sales of loans held-for-investment as the acquisition of loans were reported as purchases of loans held-for-investment.

Residential and Commercial Real Estate Loans: Held-for-Sale

Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in market valuation adjustments, net in our consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

Real Estate Loans — Reserve for Credit Losses

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. See Note 10 for a discussion of the reserves for credit losses.

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

The following factors are considered and applied in such determinations:

•	Ongoing analyses of loans, including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations;
•	Information supporting the borrower’s ability to meet obligations;
•	Ongoing evaluations of fair values of collateral using current appraisals and other valuations; and,
•	Discounted cash flow analyses.

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

Real Estate Securities

Real estate securities include residential, commercial, and CDO securities. Real estate securities are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in our

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

consolidated statements of stockholders’ (deficit) equity. Upon sale or other-than-temporary impairment, this accumulated other comprehensive (loss) income is reclassified into earnings on the specific identification method.

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

When recognizing revenue on AFS securities, we employ the interest method to account for purchase premiums, discounts, and fees associated with these securities. For securities rated AAA or AA, we use the interest method as prescribed under FAS 91, while for securities rated A or lower we use the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of AFS securities are generally shorter than stated contractual maturities and stated maturities are generally greater than ten years. Actual maturities of the AFS securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. For the securities we acquire, if estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward. In cases where the fair value of our securities is below our cost basis, and the lower net present value is due to adverse changes in cash flows, we may have an other-than-temporary impairment.

For determining other-than-temporary impairment on our real estate securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under market valuation adjustments, net in our consolidated statements of (loss) income. For real estate securities subject to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), we assess whether a drop in fair value below our cost of the real estate security should be deemed as other-than-temporary impairment. If we have the ability and intent to hold a real estate security for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, we do not deem that unrealized loss an other-than-temporary impairment.

In these footnotes to the consolidated financial statements, we disclose information on our real estate securities portfolio based on the underlying residential, commercial, and CDO assets. We also provide a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

further breakdown of these securities by investment-grade securities (IGS, those rated BBB to AAA) and credit-enhancement securities (CES, those rated non-rated to BB, also referred to as first-loss, second-loss, and third-loss securities) based on their current credit rating as of the reporting date.

Other Real Estate Investments

Other real estate investments include interest-only securities (IOs), net interest margin securities (NIMs), and residual securities (residuals). With the adoption of Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155), IOs, NIMs, and residuals may contain embedded derivatives which would require bifurcation and separate valuation through the income statement. At the conclusion of the first quarter of 2007 we elected to treat these investments as trading instruments under FAS 115 rather than bifurcate the embedded derivative component under FAS 155. Trading instruments are reported on our consolidated balance sheet at their estimated fair values with changes in fair values reported through our consolidated statements of (loss) income through market valuation adjustments.

Total income recognized in current period earnings on these investments equals coupon interest earned plus the change in fair value. Interest income is equal to the instruments’ yields based on market expectations.

Non-Real Estate Investments

Non-real estate investments represents a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We have classified this investment as a trading security that is recorded on our consolidated balance sheets at its estimated fair value. Management considers the GICs fair value to approximate contract value, as the interest rate is variable at LIBOR minus a spread and resets on a monthly basis. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments. See Note 8 for further discussion of our non-real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Derivative Financial Instruments

All derivative financial instruments are reported at fair value on our consolidated balance sheets. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. Whether changes in the fair value of these instruments are reported through our income statement depends on the type of derivative and the accounting treatment chosen.

We currently enter into interest rate agreements to help manage some of our interest rate risks. We designate an interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument) under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). Net purchases and proceeds from interest rate agreements are classified within cash flows as financing activities within the consolidated statement of cash flows together with the items the interest rate agreements hedge.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. We use the dollar-offset method to determine the amount of ineffectiveness, and we anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

We will discontinue hedge accounting and account for them as trading instruments when (1) we determine that the derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

As of each period end, we may also have outstanding commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). These are classified as trading instruments and changes in fair value of the purchase commitments are recorded through market valuation adjustments in the consolidated statements of (loss) income.

Beginning in the first quarter of 2007, we entered into credit default swaps. A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. Under FAS 133, credit default swaps are accounted for as trading instruments and changes in fair value are reported in the consolidated statements of (loss) income through valuation adjustments.

See Note 9 for a further discussion of our derivative financial instruments.

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

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair value. All other assets are reported at cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

Redwood Debt

Redwood debt is currently all short-term debt collateralized by loans and securities. We report this debt at its unpaid principal balance.

Asset-Backed Securities Issued

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS obligations are payable solely from the assets of these entities and are not obligations of Redwood.

Subordinated Notes

Subordinated notes include trust preferred securities and subordinated notes. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to LIBOR plus a spread until they are redeemed in whole, or mature at a future date. These notes contain an earlier optional redemption date without penalty. Subordinated notes are reported on our consolidated balance sheet at cost.

(Loss) Earnings per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted (loss) earnings per share is calculated in the same manner as basic (loss) earnings per share.

The following table provides reconciliation of denominators of the basic and diluted (loss) earnings per share computations, for the years ended December 31, 2007, 2006, and 2005.

Basic and Diluted (Loss) Earnings per Share

(In Thousands, Except Share Data)	2007	2006	2005
Denominators:
Denominator for basic (loss) earnings per share is equal to the weighted average number of common shares outstanding during the period	27,928,234	25,718,435	24,637,016
Adjustments for diluted (loss) earnings per share are:
Net effect of dilutive stock options	—	595,391	484,451
Denominator for diluted (loss) earnings per share	27,928,234	26,313,826	25,121,467
Basic (Loss) Earnings Per Share:	$(39.70)	$4.96	$8.11
Diluted (Loss) Earnings Per Share:	$(39.70)	$4.85	$7.96

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive, as defined by this principle, for the years ended December 31, 2007, 2006, and 2005. There were no other participating securities, as defined by EITF 03-6, during the years ended December 31, 2007, 2006, and 2005. For the years ended December 31, 2007, 2006, and 2005 the number of outstanding stock options that were antidilutive totaled 1,171,827, 392,633, and 372,143 respectively.

Other Comprehensive (Loss) Income

Current period net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive (loss) income on our consolidated statements of comprehensive (loss) income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of tax and may create deferred tax assets or liabilities.

Stock-Based Compensation

As of December 31, 2007 and 2006, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated stock options and other equity awards, are described more fully in Note 18.

Beginning in 2003, in accordance with the guidance of Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123 (FAS 148), we elected to prospectively apply the fair market value method of accounting for stock-based awards issued after December 31, 2002. We accounted for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, when we granted option awards we did not include any stock-based employee compensation cost in net income, as all option awards granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All other equity awards (deferred stock units and restricted stock), were valued at the grant date and expensed over the vesting period (regardless of when they were granted). Had we also applied Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to option awards granted prior to 2003, net income and net income per share would have been the pro forma amounts indicated in the table below for the years ended December 31, 2006, 2005, and 2004. Since we adopted FAS 123R as of January 1, 2006, there is no pro forma presentation for the years ended December 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 4. Summary of Significant Accounting Policies  – (continued)

Pro Forma Net Income Under FAS 123

(In Thousands, Except Per Share Data)	2005
Net income, as reported	$199,872
Add: Dividend equivalent right operating expenses under APB 25	7,166
Deduct: Stock option operating income under APB 25	(123)
Deduct: Stock-based employee compensation expense determined under FAS 123 for awards granted prior to January 1, 2003	(858)
Pro-forma Net Income	$206,057
Earnings per share:
Basic — as reported	$8.11
Basic — pro forma	$8.36
Diluted — as reported	$7.96
Diluted — pro forma	$8.20

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the consolidated statements of (loss) income over the remaining vesting period.

The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123R. The model requires the use of inputs such as strike price, and assumptions such as expected life, risk free rate of return, and stock price volatility. Options are generally granted over the course of the calendar year. The stock price volatility assumption is based on the historical volatility of our common stock. Certain options have dividend equivalent rights (DERs) and, accordingly, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was 10%.

The following table describes the weighted average of assumptions used for calculating the value of options granted for the years ended December 31, 2007, 2006, and 2005.

Weighted Average Assumptions used for Valuation of Options Under FAS 123R Granted During Period

	2007	2006	2005
Stock price volatility	25.52%	25.44%	26.41%
Risk free rate of return (5 yr Treasury Rate)	4.58%	4.61%	4.07%
Average life	6 years	6 years	5 years
Dividend yield	10.00%	10.00%	4.45%

Note 5. Real Estate Loans

We acquire residential real estate loans from third party originators. A portion of these loans are sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with Redwood debt and equity.

The following table summarizes the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at December 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 5. Real Estate Loans  – (continued)

Real Estate Loans Composition

(In Thousands)	December 31, 2007	December 31, 2006
Residential real estate loans - held-for-sale	$4,533	$—
Residential real estate loans - held-for-investment	7,173,940	9,323,935
Total residential real estate loans	7,178,473	9,323,935
Commercial real estate loans - held-for-investment	25,678	28,172
Total Real Estate Loans	$7,204,151	$9,352,107

The following table provides additional information on the real estate loans classified as held-for-investment as of December 31, 2007 and 2006. At December 31, 2007, we had $6 million (of outstanding principal) of residential loans in held-for-sale, with a lower of cost or fair value of $5 million, (carrying value) as we are actively marketing these loans for sale.

Real Estate Loans Carrying Value — Held-for-Investment

December 31, 2007 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$7,106,018	$38,111	$7,144,129
Unamortized premium (discount)	86,204	(1,944)	84,260
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	7,192,222	28,026	7,220,248
Reserve for credit losses	(18,282)	(2,348)	(20,630)
Carrying Value	$7,173,940	$25,678	$7,199,618

December 31, 2006 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$9,212,002	$38,360	$9,250,362
Unamortized premium (discount)	132,052	(2,047)	130,005
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	9,344,054	28,172	9,372,226
Reserve for credit losses	(20,119)	—	(20,119)
Carrying Value	$9,323,935	$28,172	$9,352,107

Of the $7.1 billion of face and $86 million of unamortized premium on our residential real estate loans at December 31, 2007, $2.5 billion of face and $66 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. At December 31, 2006, the residential loans acquired prior to July 1, 2004 had face of $5.2 billion and unamortized premium balances of $104 million. For these residential loans, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During 2007, 52% of these residential loans prepaid and we amortized 37% of the premium. For residential loans acquired after July 1, 2004, the face and unamortized premium was $4.6 billion and $20 million at December 31, 2007, respectively, and $4.0 billion and $28 million at December 31, 2006, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential real estate loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt and equity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 5. Real Estate Loans  – (continued)

The following table provides detail on our residential loans at December 31, 2007. Delinquencies include loans 90-day delinquent, in foreclosure, or transferred to real estate owned. At December 31, 2007, all of the adjustable-rate residential real estate loans shown in the table below are first lien loans, except for $47 million of second lien loans. The adjustable-rate residential real estate loans are primarily indexed off LIBOR.

Residential Real Estate Loans Characteristics

December 31, 2007 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Balance	Delinquent Loans
ARM loans:	$0 to $250	10,570	2.63% to 10.25%	11/2012 – 06/2036	$1,297,772	$13,649
	$251 to $500	4,025	2.38% to 9.00%	11/2013 – 05/2036	1,432,963	15,681
	$501 to $750	1,240	2.38% to 8.63%	08/2013 – 12/2035	753,225	8,238
	$751 to $1,000	662	4.75% to 7.63%	02/2019 – 12/2035	593,659	3,445
	over $1,000	483	4.75% to 7.88%	02/2019 – 05/2036	761,300	7,271
		16,980			4,838,919	48,284
Hybrid ARM loans:	$0 to $250	512	4.13% to 7.25%	09/2033 – 04/2047	90,967	408
	$251 to $500	1,411	3.25% to 7.75%	07/2033 – 07/2047	579,778	7,219
	$501 to $750	1,412	4.00% to 7.63%	07/2033 – 07/2047	842,711	3,127
	$751 to $1,000	493	3.75% to 6.88%	07/2033 – 09/2046	439,441	5,622
	over $1,000	192	4.00% to 6.88%	08/2033 – 08/2046	314,202	3,324
		4,020			2,267,099	19,700
		21,000			7,106,018	$67,984
Residential real estate loans - held-for-sale					4,533
Unamortized premium (discount)					86,204
Reserve for credit losses					(18,282)
Carrying Value					$7,178,473

As of December 31, 2007, our residential real estate loans were located in the following areas in the United States.

Residential Real Estate Loans Geographical Distribution

2007
Geographic Concentration:
Northern California	10%
Southern California	14%
Florida	13%
New York	6%
Georgia	4%
New Jersey	4%
Texas	5%
Arizona	4%
Colorado	3%
Virginia	3%
Illinois	3%
Ohio	3%
Other states (none grater than 3%)	28%
Total	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 5. Real Estate Loans  – (continued)

The following table provides detail on our commercial loans at December 31, 2007.

Commercial Real Estate Loans Characteristics

December 31, 2007 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Balance	Delinquent Loans
Fixed-rate loans:	$0 to $5000	4	4.55% to 6.10%	12/2009 – 12/2014	$12,423	$—
	$5,001 to $10,000	2	5.14% to 5.85%	11/2009 – 12/2014	15,181	—
	$10,001 to $11,000	1	4.15%	09/2009	10,507	—
		7			38,111	$—
Discount designated as credit reserve					(8,141)
Unamortized premium (discount)					(1,944)
Reserve for credit losses					(2,348)
Carrying Value					$25,678

As of December 31, 2007, our commercial real estate loans were located in the following areas in the United States.

Commercial Real Estate Loans Geographical Distribution

2007
Geographic Concentration:
California	28%
Illinois	27%
Arizona	24%
Ohio	9%
Connecticut	12%
Total	100%

The underlying property types of our commercial real estate loans at December 31, 2007 included office (28%), retail (45%), and mixed use (27%).

The table below presents information regarding real estate loans pledged and unpledged under our borrowing agreements at December 31, 2007 and 2006.

Real Estate Loans Pledged and Unpledged

	December 31, 2007		December 31, 2006
(In Thousands)	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$16,606	$4,785	$120,578	$111,231
Pledged for Redwood debt:
Repurchase (repo) agreements	—	—	978,713	982,629
Commercial paper	—	—	301,827	302,615
Owned by securitization entities, financed through the issuance of ABS	7,133,022	7,199,366	7,849,244	7,955,632
Total	$7,149,628	$7,204,151	$9,250,362	$9,352,107

Unpledged real estate loans at December 31, 2007 consist of our held-for-sale residential loans and one commercial loan with a face value of $11 million and a carrying value of zero.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities

The real estate securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others.

The table below presents the carrying value (which equals fair value as these are available-for-sale securities (AFS)) of our securities that are included in our consolidated balance sheets as of December 31, 2007 and 2006, by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

Real Estate Securities. Available-for-Sale (AFS)

December 31, 2007 (In Thousands)	CES	IGS	Total AFS Securities
Residential securities:
Prime	$321,288	$515,405	$836,693
Alt-a	70,627	426,113	496,740
Subprime	10,030	215,946	225,976
Total residential securities	401,945	1,157,464	1,559,409
Commercial securities	336,835	89,676	426,511
CDO securities	10,541	113,619	124,160
Total Securities	$749,321	$1,360,759	$2,110,080

December 31, 2006 (In Thousands)	CES	IGS	Total AFS Securities
Residential securities:
Prime	$555,369	$723,247	$1,278,616
Alt-a	156,859	455,550	612,409
Subprime	9,303	518,453	527,756
Total residential securities	721,531	1,697,250	2,418,781
Commercial securities	448,060	119,613	567,673
CDO securities	21,964	224,349	246,313
Total Securities	$1,191,555	$2,041,212	$3,232,767

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities  – (continued)

The table below presents the components comprising the carrying value of available-for-sale IGS reported on our consolidated balance sheets at December 31, 2007 and 2006.

Investment-Grade Securities (AFS)

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$2,014,209	$112,719	$319,227	$2,446,155
Unamortized discount, net	(569,566)	(2,814)	(143,575)	(715,955)
Discount designated as credit reserve	(46,641)	—	(49,283)	(95,924)
Amortized cost	1,398,002	109,905	126,369	1,634,276
Gross unrealized gains	1,349	—	—	1,349
Gross unrealized losses	(241,887)	(20,229)	(12,750)	(274,866)
Carrying Value	$1,157,464	$89,676	$113,619	$1,360,759

December 31, 2006 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$1,708,607	$122,869	$222,413	$2,053,889
Unamortized discount, net	(16,382)	(3,367)	(238)	(19,987)
Amortized cost	1,692,225	119,502	222,175	2,033,902
Gross unrealized gains	14,622	980	2,638	18,240
Gross unrealized losses	(9,597)	(869)	(464)	(10,930)
Carrying Value	$1,697,250	$119,613	$224,349	$2,041,212

The amount of designated credit reserve equals the estimate of credit losses within the underlying loan pool on the CES that we expect to incur over the life of the securities. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, external credit reserves and priority of cashflows and credit loss attribution within securitizations. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. We review our assessments at least quarterly on each individual underlying loan pool and determine the appropriate level of credit reserve required for each security we own. The designated credit reserve is specific to each security.

The following table presents the aggregate changes in our amortized discount and the portion of the discount designated as credit reserve for the year ended December 31, 2007. We did not have any designated credit reserves on any securities in this portfolio prior to the third quarter of 2007.

When there are other-than-temporary impairments (see below), the balance of the unamortized discount, credit reserve, or a combination of both will increase by the amount of the impairment charge. In the table below, the amount of impairment is first added to the credit reserve and then the amount we believe is based on factors other than an adverse change in cash flow is moved into the unamortized discount balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities  – (continued)

Changes in Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO IGS

Year Ended December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$16,382	$3,367	$238	$19,987
Amortization of discount	(7,428)	(270)	(121)	(7,819)
Calls, sales, and other	(5,646)	(170)	116	(5,700)
Re-designation between credit reserve and discount	536,140	—	81,372	617,512
Downgrades to credit-enhancement securities	(16,303)	(160)	(2,872)	(19,335)
Discount on acquistions	46,421	47	64,842	111,310
Ending Balance of Unamortized Discount, Net	$569,566	$2,814	$143,575	$715,955
Beginning balance of designated credit reserve	$—	$—	$—	$—
Realized credit losses	—	—	—	—
Calls, sales, and other	—	—	—	—
Impairments on AFS securities	622,575	—	140,039	762,614
Re-designation between credit reserve and discount	(536,140)	—	(81,372)	(617,512)
Downgrades to credit-enhancement securities	(39,794)	—	(9,384)	(49,178)
Discount designated as credit reserve on acquistions	—	—	—	—
Ending Balance of Designated Credit Reserve	$46,641	$—	$49,283	$95,924

The table below presents the components comprising the carrying value of available-for-sale CES reported on our consolidated balance sheets at December 31, 2007 and 2006.

Credit-Enhancement Securities (AFS)

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$1,538,855	$875,934	$73,783	$2,488,572
Unamortized discount, net	(316,552)	(95,695)	(12,730)	(424,977)
Discount designated as credit reserve	(676,848)	(318,456)	(51,334)	(1,046,638)
Amortized cost	545,455	461,783	9,719	1,016,957
Gross unrealized gains	12,725	4,965	822	18,512
Gross unrealized losses	(156,235)	(129,913)	—	(286,148)
Carrying Value	$401,945	$336,835	$10,541	$749,321

December 31, 2006 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$1,180,605	$793,743	$28,731	$2,003,079
Unamortized discount, net	(144,842)	(71,424)	(6,889)	(223,155)
Discount designated as credit reserve	(372,247)	(295,340)	—	(667,587)
Amortized cost	663,516	426,979	21,842	1,112,337
Gross unrealized gains	71,134	23,235	516	94,885
Gross unrealized losses	(13,119)	(2,154)	(394)	(15,667)
Carrying Value	$721,531	$448,060	$21,964	$1,191,555

At December 31, 2007, our residential CES provided credit-enhancement on $250 billion of residential real estate loans and our commercial CES provided credit-enhancement on $62 billion of commercial real

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities  – (continued)

estate loans. At December 31, 2006, our residential CES provided credit-enhancement on $210 billion of residential real estate loans and our commercial CES provided credit-enhancement on $58 billion of commercial real estate loans.

The loans underlying all of our residential CES totaled $250 billion at December 31, 2007, and consist of $196 billion prime, $31 billion alt-a, and $23 billion subprime. These loans are located nationwide with a large concentration in California (46%). During 2007, realized residential credit losses were $26 million of principal value, a rate that equals one basis point (0.01%) on an annualized basis of the balance of the loans. Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2007 were 2.99% of current balance and 1.68% of original balance. For loans in prime pools, delinquencies were 0.71% of current balance and 0.38% of original balance. Alt-a pools had delinquencies of 6.49% of current balance and 3.72% of original balance. Subprime pools had delinquencies of 17.80% of current balance and 14.24% of original balance.

The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the years ended December 31, 2007 and 2006.

Changes in Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES

Year Ended December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155
Amortization of discount	(75,543)	(271)	133	(75,681)
Calls, sales, and other	521	(496)	3,112	3,137
Re-designation between credit reserve and discount	190,845	11,171	(3,122)	198,894
Downgrades from investment-grade securities	16,302	160	2,872	19,334
Discount on acquistions	39,585	13,707	2,846	56,138
Ending Balance of Unamortized Discount, Net	$316,552	$95,695	$12,730	$424,977
Beginning balance of designated credit reserve	$372,247	$295,340	$—	$667,587
Realized credit losses	(25,706)	(2,324)	(3,800)	(31,830)
Calls, sales, and other	(4,883)	—	(2,434)	(7,317)
Impairments on AFS securities	357,385	10,455	45,062	412,902
Re-designation between credit reserve and discount	(190,845)	(11,171)	3,122	(198,894)
Downgrades from investment-grade securities	39,794	—	9,384	49,178
Discount designated as credit reserve on acquistions	128,856	26,156	—	155,012
Ending Balance of Designated Credit Reserve	$676,848	$318,456	$51,334	$1,046,638

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities  – (continued)

Year Ended December 31, 2006 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$121,824	$28,993	$8,004	$158,821
Amortization of discount	(57,404)	1,561	—	(55,843)
Calls, sales, and other	(3,511)	(3,608)	(1,115)	(8,234)
Re-designation between credit reserve and discount	72,658	(2,747)	—	69,911
Upgrades to investment-grade securities	(6,249)	—	—	(6,249)
Discount on acquistions	17,524	47,225	—	64,749
Ending Balance of Unamortized Discount, Net	$144,842	$71,424	$6,889	$223,155
Beginning balance of designated credit reserve	$354,610	$141,806	$—	$496,416
Realized credit losses	(9,773)	(368)	—	(10,141)
Calls, sales, and other	(41,483)	—	—	(41,483)
Re-designation between credit reserve and discount	(72,658)	2,747	—	(69,911)
Discount designated as credit reserve on acquistions	141,551	151,155	—	292,706
Ending Balance of Designated Credit Reserve	$372,247	$295,340	$—	$667,587

For the year ended December 31, 2007, we recognized other-than-temporary impairments of $1.2 billion through market valuation adjustments in our consolidated statements of (loss) income. For the year ended December 31, 2006, we recognized other-than-temporary impairments of $7 million. Securities are deemed other-than-temporarily impaired if there has been an adverse change in the underlying cash flows generated by a security, or if we do not have the intent and ability to hold the security, or if we believe the security will not recover its value within a reasonable period of time. All these factors contributed to the assessment of other-than-temporary impairments in 2007.

The table below presents the gross realized gains and losses on securities and the realized gains on calls for the years ended December 31, 2007, 2006, and 2005.

Gross Realized Gains and Losses on Real Estate Securities

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Gross realized gains on sales of securities	$3,486	$13,546	$43,255
Gross realized losses on sales of securities	(9,633)	(2,341)	(541)
Gains on calls of securities	5,311	2,980	19,149
Total Realized (Losses) Gains on Sales and Calls of Securities	$(836)	$14,185	$61,863

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities.

The following table shows the gross unrealized losses, fair values, and length of time that any of our real estate securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006. At December 31, 2007, of our total 1,722 securities, 855 were in unrealized losses positions, and 188 of these have been in a continuous unrealized loss position for twelve months or longer. At December 31, 2006, of our total 1,411 securities, 444 were in unrealized loss positions, and 190 of these had been in a continuous loss position for twelve months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 6. Real Estate Securities  – (continued)

Securities with a loss position are deemed temporarily impaired as, there has been no adverse change in the underlying cash flows generated by a security, we have the intent and ability to hold the security, and we believe the impaired security will recover its value within a reasonable period of time.

Securities with Unrealized Losses

December 31, 2007	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$627,419	$(303,546)	$220,728	$(94,576)	$848,147	$(398,122)
Commercial	288,173	(112,769)	93,308	(37,373)	381,481	(150,142)
CDO	29,363	(12,750)	—	—	29,363	(12,750)
Total Securities	$944,955	$(429,065)	$314,036	$(131,949)	$1,258,991	$(561,014)

December 31, 2006	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$495,242	$(9,938)	$385,170	$(12,778)	$880,412	$(22,716)
Commercial	111,603	(1,055)	85,010	(1,968)	196,613	(3,023)
CDO	29,378	(257)	29,543	(601)	58,921	(858)
Total Securities	$636,223	$(11,250)	$499,723	$(15,347)	$1,135,946	$(26,597)

We fund the credit-sensitive securities we acquire with equity. We fund some of the securities we acquire on a temporary basis with short-term borrowings prior to the sale to the securitization entities we sponsor. We also acquire less credit-risk sensitive assets and finance these investments with a combination of Redwood debt and equity.

The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of December 31, 2007 and 2006.

Securities Pledged and Unpledged

(In Thousands)	December 31, 2007	December 31, 2006
Unpledged	$338,942	$463,891
Pledged for Redwood debt	8,824	593,070
Owned by securitization entities, financed through issuance of ABS	1,762,314	2,175,806
Carrying Value	$2,110,080	$3,232,767

Note 7. Other Real Estate Investments

Other real estate investments shown on our consolidated balance sheets include IOs, NIMs, and residuals. We have elected to classify these investments as “trading instruments” under GAAP. These assets are carried at fair value on our consolidated balance sheet and changes in fair value flow through market valuation adjustments, net on our consolidated statements of (loss) income.

The table below presents the carrying value (which equals fair value as these are classified as trading instruments) of these investments as of December 31, 2007. We did not have any assets classified as other real estate investments at December 31, 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 7. Other Real Estate Investments  – (continued)

Other Real Estate Investments — Trading Instruments

December 31, 2007 (In Thousands)	Prime	Alt-a	Subprime	Total
Residential
IOs	$1,410	$202	$—	$1,612
NIMs	—	5,826	1,310	7,136
Residuals	—	2,527	246	2,773
Total Other Real Estate Investments	$1,410	$8,555	$1,556	$11,521

The fair value of our other real estate investments declined $24 million for the year ended December 31, 2007. As of December 31, 2007, less than $1 million of other real estate investments were owned by securitization entities and financed through the issuance of ABS and the remaining $11 million were funded with equity.

Note 8. Non-Real Estate Investments

Non-real estate investments represents a $79 million guaranteed investment contract (GIC) owned by an Acacia securitization entity that we consolidate for financial statements purposes. This GIC represents a deposit certificate issued by a rated investment bank. This GIC serves as the collateral to cover potential losses on a credit default swap (CDS) also entered into by this same Acacia entity. The CDS references BBB and A-rated residential mortgage-backed securities issued in 2006. In the event that any of these referenced securities incurs a credit loss, the GIC can then be drawn upon by the CDS counterparty to cover the amount of such loss. Since the acquisition of these assets, the GIC has been drawn down by $1 million as the notional amount of the related CDS has been reduced. We have classified this investment as a trading instrument that is recorded on our consolidated balance sheets at its estimated fair value. Management currently considers the GICs fair value to approximate contract value, as the interest rate is variable at LIBOR less 5 basis points and resets on a monthly basis. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments. The carrying and fair value was $79 million of this investment as of December 31, 2007.

We did not have any assets classified as non-real estate investments in prior periods.

Note 9. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by Wall Street dealers. As of December 31, 2007 and 2006, the net fair value of derivative financial instruments was negative $76 million and positive $21 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Derivative Financial Instruments  – (continued)

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$3,788	$707,900	$1,114	$71,900
Interest rate caps sold	(1,061)	250,000	—	—
Interest rate corridors purchased	—	844,805	—	844,805
Interest rate swaps	(1,553)	186,733	242	131,195
Credit default swaps	(57,397)	78,771	(6)	1,000
Futures	—	—	90	204,000
Purchase commitments	—	—	(168)	80,964
Cash Flow Hedges
Futures	—	—	(44)	627,000
Interest rate swaps	(19,564)	994,562	19,385	1,279,007
Total Derivative Financial Instruments	$(75,787)	$3,062,771	$20,613	$3,239,871

Of the negative $76 million of derivative financial instruments at December 31, 2007, $5 million was recorded in derivative assets and $81 million in derivative liabilities on the consolidated balance sheet. Of the positive $21 million at December 31, 2006, $27 million was recorded as a derivative asset and $6 million in derivative liabilities.

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

The following table presents the interest income and expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2007, 2006, and 2005.

Impact on Net Interest Income (Expense) of our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Net interest income on cash flow interest rate agreements	$8,987	$12,117	$6,788
Realized net gains due to net ineffective portion of hedges	183	435	190
Realized net losses reclassified from other comprehensive (loss) income	(913)	(80)	(436)
Total	$8,257	$12,472	$6,542

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Derivative Financial Instruments  – (continued)

Our interest rate agreements had net receipts for the years ended December 31, 2007, 2006, and 2005 of $9 million, $12 million, and $7 million, respectively.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. For each of the years ended December 31, 2007, 2006, and 2005 the amount of ineffectiveness was less than $1 million of income recorded against interest expense in our consolidated income statement.

Interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, and when the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive (loss) income and is reclassified from accumulated other comprehensive (loss) income to our consolidated statements of (loss) income during the period the forecasted transaction occurs. For each of the years ended December 31, 2007, 2006, and 2005, we reclassified less than negative $1 million from other comprehensive (loss) income to interest expense, respectively.

When the interest rate agreement is accounted for as a trading instrument, changes in the fair value of the interest rate agreement and all associated income and expenses are reported in earnings through net recognized valuation adjustments. We had net valuation adjustments on interest rate agreements for the years ended December 31, 2007, 2006, and 2005 of negative $4 million, negative $6 million, and less than negative $1 million, respectively.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of (loss) income through recognized market valuation adjustments. For the year ended December 31, 2007, there was one such instance which resulted in a gain of $1 million. For the year ended December 31, 2006, there were two such instances which resulted in gains of $8 million.

Our total unrealized gain or loss on interest rate agreements included in comprehensive (loss) income for the years ended December 31, 2007, 2006, and 2005 was negative $39 million, negative $2 million, and positive $7 million, respectively.

Purchase Commitments

Our loan purchase commitments represent derivative instruments under Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149.) At December 31, 2007, we had no loan purchase commitments. At December 31, 2006, the fair value of our loan purchase commitments was negative $168,000. The change in fair value from period to period is included in valuation adjustments in our consolidated statements of (loss) income.

Credit Default Swaps

A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. In the first quarter of 2007, we began entering into these agreements where we agreed to provide credit event protection in exchange for a premium. In essence, these instruments enables us to credit-enhance a specific pool of loans. We included these credit default swaps in our Acacia CDO Option Arm 1 which closed in the second quarter of 2007.

Credit default swaps are accounted for as trading instruments, reported at fair value with the changes in fair value recognized through our income statement. The value of these contracts decrease for a variety of reasons, including when the probability of the occurrence of a specific credit event increases, when the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 9. Derivative Financial Instruments  – (continued)

market’s perceptions of default risk in general change, or when there are changes in the supply and demand of these instruments. Since the acquisition of these credit default swaps, the value has decreased $54 million, primarily as the result of widening spreads in these types of instruments. This loss is included in our market valuation adjustments in our consolidated statements of (loss) income.

Counterparty Credit Risk

We incur credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligations under the agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the agreement. In order to mitigate this risk we only enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into agreements with several different counterparties in order to diversify our credit risk exposure. At December 31, 2007, we had $3 million credit exposure on interest rate agreements. At December 31, 2006, we had $1 million credit exposure on futures and $5 million credit exposure on interest rate agreements.

Note 10. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans based on our estimate of losses inherent in our loan portfolio.

Delinquencies in our consolidated residential real estate loan portfolio were $68 million and $65 million as of December 31, 2007 and 2006, respectively. Delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 0.96% and 0.71% at December 31, 2007 and 2006, respectively. As a percentage of the original balances, delinquencies stood at 0.24% and 0.21% at December 31, 2007 and 2006, respectively.

Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We accrue interest on loans until they are more than 90 days past due at which point they are placed on nonaccrual status. When a loan becomes REO, we estimate the specific loss, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest), and charge this specific estimated loss against the reserve for credit losses. Subsequent changes in value are then recorded through market valuation adjustments, net in our consolidated income statements. The carrying value of REO as of December 31, 2007 was $15 million of which $14 million related to transfers into REO in 2007 and $1 million from transfers in 2006. The 2007 transfers were $19 million of principal on which we recorded a loan loss expense of $5 million. For 2006, we transferred $2 million of principal and recorded an expense of $1 million.

For the year ended December 31, 2007, we had a total credit loss provision of $10 million. During 2007 we transferred $18 million (of principal value) of delinquent residential loans from held-for-investment to held-for-sale at the lower of cost or fair value (LOCOM) with a corresponding reduction totaling $4 million in the reserve for credit losses through charge-offs.

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the years ended December 31, 2007, 2006, and 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 10. Reserves for Credit Losses  – (continued)

Residential Real Estate Loan Reserves for Credit Losses

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Balance at beginning of period	$20,119	$22,656	$23,396
Provision for (reversal of) credit losses	10,461	(394)	(245)
Charge-offs	(12,298)	(2,143)	(495)
Balance At End of Period	$18,282	$20,119	$22,656

The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the years ended December 31, 2007, 2006, and 2005.

Commercial Real Estate Loan Reserves for Credit Losses

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Balance at beginning of period	$—	$—	$500
Provision for (reversal of) credit losses	2,348	35	(185)
Charge-offs	—	(35)	(315)
Balance At End of Period	$2,348	$—	$—

During the first quarter of 2007, we fully reserved for an anticipated loss on a junior mezzanine commercial loan financing a condominium-conversion project in the amount of $2 million. Principal and accrued interest on this loan was scheduled to be paid upon the completion of the project and sale of the units. Accordingly, the loan was not delinquent. However, due to cost overruns and changing market conditions, we believe it is unlikely we will collect any outstanding principal upon completion of the project. The provision for credit losses on commercial loans for the year ended December 31, 2007 relates to that loan.

Note 11. Other Assets

Other assets as of December 31, 2007 and 2006 are summarized in the following table.

Other Assets

(In Thousands)	December 31, 2007	December 31, 2006
Real estate owned (REO)	$15,118	$7,963
Fixed assets and leasehold improvements	5,666	4,439
Principal receivable	2,819	4,417
Purchased interest	—	1,045
Other	1,630	2,342
Total Other Assets	$25,233	$20,206

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 12. Redwood Debt

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. We also issued commercial paper for financing residential and real estate loans during 2007. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We also have other types of recourse debt such as subordinated notes (See Note 14).

The table below summarizes the outstanding balances of Redwood debt as of December 31, 2007 and 2006 by collateral type.

Redwood Debt

	December 31, 2007
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	1	$—	$1,000,000	10/08
Real estate securities	1	7,561	500,000	—
Unsecured line of credit	1	—	10,000	1/08
Total Facilities	3	$7,561	$1,510,000

	December 31, 2006
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	5	$959,139	$2,700,000	1/07 – 10/07
Real estate securities	14	597,069	5,787,000	—
Unsecured line of credit	1	—	10,000	10/07
Madrona commercial paper facility	1	300,000	490,000	7/09
Total Facilities	21	$1,856,208	$8,987,000

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. They are uncommitted and mature within a year. For year ended December 31, 2007, the average balance of Redwood debt was $1.0 billion, with a weighted-average interest cost of 5.84%. For the year ended December 31, 2006, the average balance of Redwood debt was $0.5 billion, with a weighted-average interest cost of 6.05%. At December 31, 2007 and 2006, accrued interest payable on Redwood debt was $12,000 and $7 million, respectively.

Due to the decline in mortgage market economic conditions during the fourth quarter of 2007, we determined that we did not need the same level of available Redwood debt facilities as we had as of the end of 2006. Therefore, we did not renew the majority of our facilities as they expired. Our unsecured line of credit that matured in January 2008 has been renewed until March 2008. At December 31, 2007 we had no commercial paper outstanding as we closed our Madrona facility in December 2007. We wrote off the remaining $600,000 of unamortized deferred costs in the fourth quarter of 2007.

The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at December 31, 2007 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 12. Redwood Debt  – (continued)

Redwood Debt

	December 31, 2007			December 31, 2006
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Real estate loan collateral	$—	—	—	$1,259,139	5.54%	21
Securities collateral	7,561	5.25%	22	597,069	6.06%	110
Total Redwood Debt	$7,561	5.25%	22	$1,856,208	5.71%	49

The following table presents the remaining maturities of Redwood debt as of December 31, 2007 and 2006.

Redwood Debt

(In Thousands)	December 31, 2007	December 31, 2006
Within 30 days	$7,561	$1,259,138
31 to 90 days	—	392,566
Over 90 days	—	204,504
Total Redwood Debt	$7,561	$1,856,208

As of December 31, 2007 for active agreements, we were in breach on one of our International Swaps and Derivatives Association (ISDA) agreement covenants with a counterparty due to a decline in total reported net worth. We have subsequently received a waiver from this counterparty. We were also in breach on six other ISDAs due to the net worth covenants.

We were also in breach due to the net worth covenant on our whole loan agreement, and have subsequently received a waiver from this counterparty. We continue to be in compliance with our other covenants on our borrowing arrangements and credit facilities. These covenants generally relate to our tangible net worth, liquidity reserves, and leverage requirements. While we generally do not anticipate having any problems in meeting most of our covenants on these arrangements, the decline and future volatility in our reported net worth has required us to renegotiate covenants and temporarily reduce the number of counterparties with whom we transact business. It is our intention to renew facilities, including amend the net worth covenants as needed, as well as pursue additional facilities and other types of financing including committed facilities.

Note 13. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of ABS consists of various classes that pay interest at variable and fixed-rates. Substantially all of the variable-rate ABS are indexed to one, three, or six-month LIBOR, with interest paid monthly or quarterly. A lesser amount of the ABS is fixed for a term and then adjusts to a LIBOR rate (hybrid ABS) or is fixed for its entire term. Some of the ABS securities issued are IOs and have coupons set at a fixed-rate or a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

The maturity of each class of ABS is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of an ABS is likely to occur earlier than its stated maturity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 13. Asset-Backed Securities Issued  – (continued)

The carrying value components of the collateral for ABS issued and outstanding as of December 31, 2007 and 2006 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

(In Thousands)	December 31, 2007	December 31, 2006
Real estate loans	$7,199,366	$7,955,632
Real estate securities	1,762,314	2,175,806
Other real estate investments	293	—
Non-real estate investments	79,125	—
Real estate owned (REO)	13,744	7,963
Restricted cash owned by consolidated securitization entities	118,064	111,124
Accrued interest receivable	47,835	61,617
Total Collateral for ABS Issued	$9,220,741	$10,312,142

The components of ABS issued by consolidated securitization entities as of December 31, 2007 and 2006, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

(In Thousands)	December 31, 2007	December 31, 2006
Sequoia ABS issued — certificates with principal value	$6,904,937	$7,575,062
Sequoia ABS issued — interest-only certificates	35,220	74,548
Acacia ABS issued	3,403,748	2,327,504
Madrona ABS issued	—	5,400
Unamortized discount on ABS	(14,626)	(3,290)
Total Consolidated ABS Issued	$10,329,279	$9,979,224
Sequoia ABS:
Range of weighted average interest rates, by series	4.42% to 6.14%	4.64% to 6.37%
Stated maturities	2008 - 2047	2007 - 2046
Number of series	39	40
Acacia ABS:
Range of weighted average interest rates, by series	5.40% to 6.06%	5.84% to 6.03%
Stated maturities	2039 - 2052	2038 - 2046
Number of series	10	8

As of December 31, 2007 of the total of $10.3 billion of ABS issued, less than $1 million contractually matures within 1 year, $100 million matures within 1 to 3 years, $237 million matures within 3 to 5 years, and $10.0 billion matures in over 5 years.

Amortization of deferred asset-backed securities issuance costs were $22 million, $26 million, and $22 million for the years ended December 31, 2007, 2006, and 2005 respectively.

In the second half of 2007, we acquired Acacia ABS at discounts relative to the issued price. Under GAAP accounting, these transactions generated a $13 million gain which was the difference between our purchase price ($16 million) and the outstanding amortized principal balance of the ABS acquired ($29 million).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 13. Asset-Backed Securities Issued  – (continued)

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2007 and 2006. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2007	December 31, 2006
Sequoia	$19,648	$20,060
Acacia	32,237	23,137
Total Accrued Interest Payable on ABS Issued	$51,885	$43,197

Note 14. Subordinated Notes

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

At December 31, 2007 and 2006, the accrued interest payable balance on subordinated notes was $2 million and less than $1 million, respectively.

Note 15. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT ordinary taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status, and have done so in recent years. We distribute all net capital gains although we did not have any net capital gains in 2007 or 2006. We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

We recognized total tax provisions for the years ended December 31, 2007, 2006, and 2005 of $5 million, $10 million, and $18 million, respectively. The following table summarizes the tax provision for the Redwood REIT and our taxable subsidiaries for the years ended December 31, 2007, 2006, and 2005.

Provision for Income Tax

(In Thousands)	2007	2006	2005
Current tax provision:
Federal	$6,421	$8,042	$8,308
State	2,168	2,021	4,025
Total current tax provision	$8,589	$10,063	$12,333
Deferred tax (benefit) provision:
Taxable subsidiaries	$(3,397)	$(93)	$5,188
Total deferred tax (benefit) provision	(3,397)	(93)	5,188
Total Provision for Income Tax	$5,192	$9,970	$17,521

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 15. Taxes  – (continued)

Our tax provision is determined by applying our expected annual effective tax rate to our GAAP pre-tax income (loss). The effective tax rate is determined as the ratio of tax liability to annual GAAP pre-tax income (loss), based on GAAP annual (loss) income and our estimates of taxable income for the year. Differences in taxable income from GAAP (loss) income reflect various accounting treatments for tax and GAAP such as the accounting for discount and premium amortization, credit losses, stock options, compensation, asset impairments and changes in market valuations on certain assets and hedges. Some of these differences create timing differences as to when the taxable income is earned and the tax is paid and when the GAAP (loss) income is recognized and the GAAP tax provision is recorded. Some of the differences are permanent as the income (or expense) may be recorded for tax and not for GAAP (or vice-versa). One such significant permanent difference is, as a REIT, we are able to deduct for tax purposes the dividends paid to shareholders.

Over the course of the year we provided estimates of our effective tax rates based on our projections of annual GAAP and taxable income. These projections are based on many assumptions of events that may happen and may exclude events that actually do occur. Thus, actual results, and our estimated effective tax rates reported each quarter, may change as a function of actual results and revised projections.

Our taxable income before dividend distributions has been higher than our GAAP net (loss) income primarily due to the accounting for credit losses and the market valuation write-downs taken on our assets for GAAP but not for tax. In 2007, mark-to-market adjustments for GAAP were significant and we reported a GAAP net loss, while reporting taxable income. As a result, the impact in 2007 on the effective tax rate of the dividends paid deduction appears to be an increase in the effective tax rate. Generally, our dividend distributions reduce our effective tax rate as was the case in 2006 and 2005 when we reported positive GAAP net income.

The following is a reconciliation of the statutory federal and state rates to the effective rates, as estimated for the years ended December 31, 2007, 2006, and 2005.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%	7.0%
Differences in taxable income from GAAP income	(48.0)%	11.7%	(3.9)%
Dividend paid deduction	5.5%	(46.4)%	(30.0)%
Effective Tax Rate	(0.5)%	7.3%	8.1%

Our policy for interest and penalties on material uncertain tax positions recognized in the consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2004 to 2007 and state, years 2003 to 2007) as of December 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

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

As of December 31, 2007 and 2006, our taxable subsidiaries had net deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of NOL carry forwards. Although realization is not assured,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 15. Taxes  – (continued)

we believe it is more likely than not that most of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual or revised estimates of future taxable income during the carry forward periods are lower than currently expected.

Deferred Tax Assets

(In Thousands)	December 31, 2007	December 31, 2006
Net operating loss carry forward – state	$196	$264
Net operating loss carry forward – federal	326	—
Capital loss carry over	1,743	—
Real estate assets	5,255	3,242
Gains from Sequoia securitizations	513	1,130
Interest rate agreements	880	781
Other	164	157
Total net deferred tax assets	9,077	5,574
Valuation allowance	(202)	—
Total benefited deferred tax assets through tax provision	8,875	5,574
Tax effect of unrealized losses (gains)	12,271	(428)
Valuation allowance	(12,271)	—
Total Benefited Deferred Tax Assets	$8,875	$5,146

The taxable subsidiaries recorded a net deferred tax benefit of $3 million for the year ended December 31, 2007, a net deferred tax benefit for the year ended December 31, 2006 of $93,000, and a net deferred tax expense for the year ended December 31, 2005 of $5 million. The taxable subsidiaries recorded a $29 million unrealized loss on real estate securities classified as available-for-sale in accumulated other comprehensive (loss) income at December 31, 2007. A deferred tax asset and an offsetting valuation allowance of $12 million was recorded through accumulated other comprehensive (loss) income at December 31, 2007.

Our taxable subsidiaries’ Federal and state NOLs were $4 million at both December 31, 2007 and 2006. The state NOLs will expire by 2012, unless utilized, and the Federal NOLs will expire by 2027. At December 31, 2007, we recorded a valuation allowance related to one of our taxable subsidiary’s Federal NOLs.

Note 16. Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate our fair value estimates on a quarterly basis by obtaining fair value estimates from dealers for securities who make a market in these financial instruments and look at recent post period end acquisitions and sales. We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate fair values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 16. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of our financial instruments as of December 31, 2007 and 2006.

Fair Value of Financial Instruments

	December 31, 2007		December 31, 2006
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$7,199,618	$6,860,574	$9,352,107	$9,268,914
Real estate loans (held-for-sale)	4,533	4,533	—	—
Real estate securities (available-for-sale)	2,110,080	2,110,080	3,232,767	3,232,767
Other real estate investments (trading)	11,521	11,521	—	—
Non-real estate investments	79,125	79,125	—	—
Cash and cash equivalents	290,363	290,363	168,016	168,016
Derivative assets	5,598	5,598	26,827	26,827
Restricted cash	118,064	118,064	112,167	112,167
Accrued interest receivable	45,553	45,553	70,769	70,769
Liabilities
Redwood debt	7,561	7,561	1,856,208	1,856,208
ABS issued
Sequoia	6,946,166	6,693,087	7,664,066	7,627,644
Acacia	3,383,113	1,893,441	2,309,673	2,302,427
Madrona	—	—	5,485	5,510
Total ABS issued	10,329,279	8,586,528	9,979,224	9,935,581
Derivative liabilities	81,385	81,385	6,214	6,214
Accrued interest payable	53,796	53,796	50,590	50,590
Subordinated notes	150,000	94,000	100,000	100,000

Methodologies we use to estimate fair values for various asset types are described below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses.
•	Commercial real estate loan fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.
•	Real estate securities
•	Real estate securities fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.
•	Other real estate investments
•	Other real estate investments fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 16. Fair Value of Financial Instruments  – (continued)

•	Non-real estate investments
•	Non-real estate investments fair values approximate carrying values as the coupon rates are at LIBOR resetting monthly.
•	Derivative assets and liabilities
•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in derivative markets.
•	Cash and cash equivalents
•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Redwood debt
•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.
•	ABS issued
•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications
•	Commitments to purchase
•	Fair values are determined by discounted cash flow analyses and other valuation techniques confirmed by third party/dealer pricing indications.
•	Subordinated notes
•	Fair values are determined using comparable market indicators of current pricing.

Note 17. Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income includes the difference between fair value and amortized cost for both our real estate securities accounted for as AFS and our interest rate agreements accounted for as cash flow hedges. At December 31, 2007 the unrealized loss on AFS was $541 million, as compared to an unrealized gain of $86 million at December 31, 2006.

Also included in accumulated other comprehensive (loss) income are any net gains or losses from interest rate agreements accounted for as cash flow hedges that have been terminated and where the hedge transactions are still likely to occur. See Note 9 for details on interest rate agreements. At December 31, 2007, included in the $33 million of net unrealized losses on interest rate agreements were $3 million of net unrealized gains

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 17. Stockholders’ Equity  – (continued)

from terminated hedges, of which a minimal amount will be amortized into income over the next twelve months. At December 31, 2006, included in the $7 million of net unrealized gains on interest rate agreements were $1 million of net unrealized losses from terminated hedges.

The following table provides a summary of the components of accumulated other comprehensive (loss) income as of December 31, 2007 and 2006.

Accumulated Other Comprehensive (Loss) Income

(In Thousands)	December 31, 2007	December 31, 2006
Net unrealized gains (losses) on real estate securities	$(541,153)	$86,434
Net unrealized gains (losses) on interest rate agreements accounted for as cash flow hedges	(32,613)	6,724
Total Accumulated Other Comprehensive (Loss) Income	$(573,766)	$93,158

Note 18. Equity Compensation Plans

Stock-Based Compensation

At January 1, 2006, upon adoption of FAS 123R, we had $19 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). At December 31, 2007, the unamortized costs totaled $9 million and will be expensed over the next six years, over half of which will be recognized over the next twelve months.

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of December 31, 2007 and 2006, 493,646 and 514,217 shares of common stock, respectively, were available for grant.

A summary of stock option activity during the years ended December 31, 2007, 2006, and 2005 is presented in the table below. See Note 4 for a discussion on the assumptions used to value stock options at grant date.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 18. Equity Compensation Plans  – (continued)

Stock Options Activity

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Options outstanding at beginning of period	1,072,622	$34.70	1,548,412	$32.60	1,624,464	$31.77
Options granted	15,934	55.73	114,460	52.63	3,601	51.70
Options exercised	(229,537)	23.50	(588,733)	32.64	(32,990)	19.98
Options forfeited	(22,813)	56.96	(1,517)	40.63	(67,680)	10.47
Options expired	(2,991)	29.25	—	—	—	—
Stock dividend equivalent rights earned	—	—	—	—	21,017	—
Options Outstanding at Period-end	833,215	$37.60	1,072,622	$34.70	1,548,412	$32.60
Options exercisable at period-end	792,033	$36.61	923,743	$31.76	1,231,341	$28.60
Weighted average fair market value of options granted during the period		$4.30		$4.08		$10.84

For the years ended December 31, 2007, 2006, and 2005 expenses related to stock options were $2 million, $2 million, and $8 million, respectively. As of December 31, 2007, there was less than $1 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of one year.

The total intrinsic value or gain (fair value less exercise price) for options exercised was $4 million for the year ended December 31, 2007. The net cash proceeds received from the exercise of stock options were less than $1 million for the year ended December 31, 2007.

The aggregate intrinsic value of the options outstanding and options exercisable was $7 million at December 31, 2007. The aggregate intrinsic value of the options outstanding and options exercisable was $25 million and $24 million, respectively, at December 31, 2006, respectively.

In 2007, within the guidelines of the Incentive Plan, officers exercised 160,128 options and surrendered 118,130 shares to pay exercise costs and taxes totalling $4 million. The gains on these option exercises totaled $3 million. In 2006, officers exercised 495,168 options and surrendered 368,845 shares to pay exercise costs and taxes totalling $21 million. The gains on these option exercises totaled $11 million. No such activity occurred in 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 18. Equity Compensation Plans  – (continued)

The following table summarizes information about stock options outstanding at December 31, 2007.

Stock Options Exercise Prices as of December 31, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10 to $20	301,682	1.68	$12.89	301,682	$12.89
$20 to $30	45,810	2.56	24.43	45,810	24.43
$30 to $40	2,500	5.35	36.19	2,500	36.19
$40 to $50	49,271	4.70	43.35	49,246	43.35
$50 to $60	433,952	5.84	55.52	392,795	55.41
$0 to $60	833,215	4.08	37.60	792,033	36.61

Restricted Stock

As of December 31, 2007 and 2006, 17,646 and 27,524 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through January 2011.

Restricted stock activity for the years ended December 31, 2007, 2006, and 2005 is presented in the table below. There were no restricted stock awards granted during 2007. We generally grant restricted stock annually as part of compensation. However, the 2007 annual grants were not granted until early 2008.

Restricted Stock Outstanding

	2007 Shares	Weighted Average Grant Date Fair Market Value	2006 Shares	Weighted Average Grant Date Fair Market Value	2005 Shares	Weighted Average Grant Date Fair Market Value
Restricted stock outstanding at the beginning of period	27,524	$49.57	21,038	$45.96	5,912	$45.47
Restricted stock granted	—	—	10,958	55.83	18,158	44.26
Stock for which restrictions lapsed	(5,120)	47.33	(1,722)	52.31	(1,750)	18.62
Restricted stock forfeited	(4,758)	49.86	(2,750)	45.16	(1,282)	56.87
Restricted Stock Outstanding at End of Period	17,646	$50.15	27,524	$49.57	21,038	$45.96

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or AwardPlans (FIN 28) and FAS 123R.

For the years ended December 31, 2007, 2006, and 2005 the expenses related to restricted stock were less than $1 million. As of December 31, 2007, there was less than $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them and restrictions on these outstanding DSUs lapse through 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 18. Equity Compensation Plans  – (continued)

For the years ended December 31, 2007, 2006, and 2005 expenses related to DSUs were $12 million, $9 million, and $2 million, respectively. Of the $12 million of expenses related to DSUs in 2007, $1 million related to the acceleration of vesting on 61,482 DSUs in conjunction with the modification certain DSU awards related to the severance of two employees. No such modifications occurred in 2006 or 2005. As of December 31, 2007, there was $8 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of one year. As of December 31, 2007 and 2006, the number of outstanding DSUs that had vested was 301,406 and 153,073, respectively.

The table below provides a summary relating to the DSUs balances as of December 31, 2007 and 2006.

Deferred Stock Units

(In Thousands)	December 31, 2007	December 31, 2006
Value of DSUs at grant	$38,587	$36,542
Participant forfeitures	(1,311)	(110)
Distribution of DSUs	(2,715)	(347)
Change in value at period end since grant	(10,256)	6,763
Value of DSUs at End of Period	$24,305	$42,848

The following table provides a summary of DSU activity for the years ended December 31, 2007, 2006, and 2005.

Deferred Stock Units Activity

	2007			2006			2005
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	737,740	$42,848	$48.91	418,126	$17,252	$45.65	92,161	$5,722	$50.52
Grants of DSUs	45,000	2,047	45.50	331,085	17,343	52.38	327,854	14,543	44.36
Distribution of DSUs	(50,499)	(2,368)	46.90	(11,471)	(347)	30.27	—	—	—
Change in valuation during period	—	(17,022)	—	—	8,600	—	—	(2,903)	—
Participant forfeitures	(22,393)	(1,200)	53.60	—	—	—	(1,889)	(110)	58.23
Net change in number/value of DSUs	(27,892)	(18,543)	—	319,614	25,596	—	325,965	11,530	—
Balance at End of Period	709,848	$24,305	$48.69	737,740	$42,848	$48.91	418,126	$17,252	$45.65

We generally grant DSUs annually as part of compensation. However, the 2007 annual grants were not granted until early 2008.

Executive Deferred Compensation Plan

In May 2002, our board of directors approved the 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 18. Equity Compensation Plans  – (continued)

crediting account is set forth in the EDCP. The accrual rate is based on 120% of the long-term applicable federal rate (AFR). Participants may also use their deferrals to acquire additional DSUs. Information on DSUs is provided above.

For the years ended December 31, 2007, 2006, and 2005, deferrals were made to the cash accounts of the EDCP of $2 million, $4 million, and $1 million, respectively.

The following table provides detail on changes in participants’ EDCP cash accounts for the years ended December 31, 2007, 2006, and 2005.

EDCP Cash Accounts Activity

(In Thousands)	2007	2006	2005
Transfer into participants’ EDCP accounts	$1,951	$3,785	$973
Accrued interest earned in EDCP	984	1,023	1,329
Participants’ withdrawals	(3,557)	(2,120)	(225)
Net Change in Participants’ EDCP Accounts	$(622)	$2,688	$2,077
Balance at beginning of period	$9,693	$7,005	$4,928
Balance at end of period	$9,071	$9,693	$7,005

The following table provides detail on the financial position of the EDCP at December 31, 2007 and 2006.

Balance of Participants’ EDCP Cash Accounts

(In Thousands)	December 31, 2007	December 31, 2006
Participants’ deferrals	$6,141	$6,643
Accrued interest credited	2,930	3,050
Balance of Participants’ EDCP Accounts	$9,071	$9,693

Employee Stock Purchase Plan

In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter of that year.

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2007 and 2006, 48,302 and 35,570 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 18. Equity Compensation Plans  – (continued)

The table below presents the activity in the ESPP for the years ended December 31, 2007, 2006, and 2005.

Employee Stock Purchase Plan

(In Thousands)	2007	2006	2005
Balance at beginning of period	$3	$13	$—
Transfer in of participants’ payroll deductions from the ESPP	465	414	239
Cost of common stock issued to participants under the terms of the ESPP	(468)	(424)	(226)
Net change in participants’ equity	$(3)	$(10)	$13
Balance at End of Period	$—	$3	$13

Note 19. Operating Expenses

Components of our operating expenses for the years ended December 31, 2007, 2006, and 2005 are presented in the table below.

Operating Expenses

	Year Ended December 31,
(In Thousands)	2007	2006	2005
Fixed compensation expense	$17,779	$13,871	$11,082
Variable compensation expense	1,787	7,709	8,750
Equity compensation expense	12,249	11,498	9,808
Severance expense	3,720	—	—
Total compensation expense	35,535	33,078	29,640
Systems	9,547	7,947	5,666
Due diligence	1,080	4,035	2,246
Office costs	5,200	4,278	4,076
Accounting and legal	3,674	3,533	4,102
Other operating expenses	3,519	3,054	2,652
Total Operating Expenses	$58,555	$55,925	$48,382

Note 20. Commitments and Contingencies

As of December 31, 2007, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $15 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. Prior to the beginning of the lease of the additional office space, we were subleasing this office space from another tenant through the end of 2007. The total lease payments to be made under the lease expiring in 2013, including certain free-rent periods, are recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was $1 million for 2007 and was less than $1 million for 2006 and 2005. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at December 31, 2007 and 2006 was $3 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 20. Commitments and Contingencies  – (continued)

Future Lease Commitments by Year

(In Thousands)	December 31, 2007
2008	$1,636
2009	1,680
2010	1,709
2011	1,831
2012	1,882
2013 and thereafter	6,692
Total	$15,430

At December 31, 2007 we had no loan purchase commitments to be recorded under FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). The change in value of commitments during the quarter is included in market valuation adjustments, net on our consolidated statements of (loss) income.

At December 31, 2007, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

Stock Repurchases

We announced a new stock repurchase plan in November 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases during 2007 and, as of December 31, 2007, there remained 5,000,000 shares available for repurchase under this plan.

Note 21. Recent Developments

On January 14, 2008, Moody’s Investors Service downgraded a number of securities backed by residential real estate loans originated in 2006 and 2007. On January 30, 2008, Standard & Poor’s downgraded a number of securities backed by residential real estate loans from similar vintages. On February 29, 2008, Standard & Poor’s downgraded a number of securities backed by 2006 & 2007 alt-a residential loans. These downgrades included securities owned by Redwood and various Acacia entities. In our estimates of fair values and impairment assessments for these securities at December 31, 2007, we considered the credit performance of the underlying pools. These rating agencies actions were consistent with our expectations of future performance on these securities.

Management believes that fair values of real estate securities have continued to decline in 2008. Management has not quantified the effect on its consolidated assets and liabilities of these declines.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 22. Quarterly Financial Data – Unaudited

	For Three Months Ended
(In Thousands, Except Per Share Data)	December 31	September 30	June 30	March 31
2007
Operating results:
Interest income	$201,953	$218,824	$219,658	$215,105
Interest expense	$(152,679)	$(165,230)	$(165,757)	$(168,096)
Net interest income	$49,274	$53,594	$53,901	$47,009
Net (loss) income	$(1,077,445)	$(60,917)	$11,416	$18,309
Per share data:
Net (loss) income – basic	$(36.49)	$(2.18)	$0.42	$0.68
Net (loss) income – diluted	$(36.49)	$(2.18)	$0.41	$0.66
Regular dividends declared per common share	$0.75	$0.75	$0.75	$0.75
Special dividends declared per common share	$2.00	$—	$—	$—

2006
Operating results:
Interest income	$217,391	$223,649	$218,238	$225,882
Interest expense	$(172,857)	$(174,673)	$(173,519)	$(180,655)
Net interest income	$44,534	$48,976	$44,719	$45,227
Net income	$35,690	$32,416	$31,410	$28,016
Per share data:
Net income – basic	$1.36	$1.25	$1.23	$1.11
Net income – diluted	$1.32	$1.22	$1.20	$1.09
Regular dividends declared per common share	$0.70	$0.70	$0.70	$0.70
Special dividends declared per common share	$3.00	$—	$—	$—

The largest factor affecting the fourth quarter 2007 results was negative market valuation adjustments on real estate securities accounted for as AFS securities of $1.1 billion and $47 million on trading instruments.