Form 10-Q
period 2008-03-31
REDWOOD TRUST INC
filed 2008-05-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock, $0.01 par value per share	32,845,816 as of May 6, 2008

REDWOOD TRUST, INC.

2008 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2008	December 31, 2007
ASSETS
Real estate loans	$6,774,987	$7,204,151
Real estate securities – FVO	949,139	—
Real estate securities – AFS	242,030	2,110,080
Other real estate investments	3,437	11,521
Non-real estate investments	78,770	79,125
Cash and cash equivalents	256,895	290,363
Total earning assets	8,305,258	9,695,240
Restricted cash	149,253	118,064
Accrued interest receivable	37,533	45,553
Derivative assets	3,964	5,598
Deferred tax asset	8,481	8,875
Deferred asset-backed securities issuance costs	16,498	39,909
Other assets	24,994	25,233
Total Assets	$8,545,981	$9,938,472
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Redwood debt	$2,086	$7,561
Asset-backed securities issued – Sequoia	6,544,491	6,946,166
Asset-backed securities issued – Acacia – FVO	1,046,160	3,383,113
Accrued interest payable	43,882	53,796
Derivative liabilities	134,210	81,385
Accrued expenses and other liabilities	15,526	10,441
Dividends payable	24,532	24,289
Subordinated notes	150,000	150,000
Total liabilities	7,960,887	10,656,751
Commitments and contingencies (Note 20)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 32,709,963 and 32,385,073 issued and outstanding	326	324
Additional paid-in capital	1,119,554	1,108,148
Accumulated other comprehensive loss	(93,291)	(573,766)
Cumulative earnings (losses)	537,318	(299,626)
Cumulative distributions to stockholders	(978,813)	(953,359)
Total stockholders’ equity (deficit)	585,094	(718,279)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,545,981	$9,938,472

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2008	2007
Interest Income
Real estate loans	$87,565	$126,850
Real estate securities	74,436	83,458
Other real estate investments	2,092	2,465
Non-real estate investments	732	—
Cash and cash equivalents	3,181	2,332
Total interest income	168,006	215,105
Management fees	1,482	1,180
Interest Expense
Redwood debt	(182)	(31,094)
Asset-backed securities issued	(126,047)	(136,105)
Subordinated notes	(2,533)	(2,057)
Total interest expense	(128,762)	(169,256)
Net Interest Income Before Market Valuation Adjustments	40,726	47,029
Market valuation adjustments, net	(193,932)	(10,264)
Net Interest (Loss) Income	(153,206)	36,765
Operating expenses	(16,368)	(17,802)
Realized gains on sales and calls, net	42	1,146
Other expense	(255)	—
Net (loss) income before provision for income taxes	(169,787)	20,109
Provision for income taxes	(1,800)	(1,800)
Net (Loss) Income	$(171,587)	$18,309
Basic (loss) earnings per share:	$(5.28)	$0.68
Diluted (loss) earnings per share:	$(5.28)	$0.66
Regular dividends declared per common share	$0.75	$0.75
Special dividends declared per common share	$—	$—
Total dividends declared per common share	$0.75	$0.75
Basic weighted average shares outstanding	32,511,445	26,855,681
Diluted weighted average shares outstanding	32,511,445	27,684,029

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2008	2007
Net (Loss) Income	$(171,587)	$18,309
Other Comprehensive Income (Loss)
Net unrealized losses on available-for-sale securities	(52,272)	(92,685)
Reclassification adjustment for net losses (gains) included in net (loss) income	73,294	(113)
Unrealized losses on cash flow hedges, net	—	(6,138)
Reclassification of net realized cash flow hedge losses (gains) to interest expense on asset-backed securities issued and realized losses (gains) on sales and calls	1,246	(405)
Total Other Comprehensive Income (Loss)	22,268	(99,341)
Comprehensive Loss	$(149,319)	$(81,032)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)
Net (loss)	—	—	—	—	(171,587)	—	(171,587)
Adoption of SFAS No. 159	—	—	—	458,207	1,008,531	—	1,466,738
Net unrealized gain/reclassification on assets AFS	—	—	—	21,022	—	—	21,022
Net unrealized gain/reclassification on interest rate agreements	—	—	—	1,246	—	—	1,246
Issuance of common stock:
Dividend reinvestment & stock purchase plans	273,740	2	9,389	—	—	—	9,391
Employee option & stock purchase plan	51,150	—	611	—	—	—	611
Non-cash equity award compensation	—	—	1,406	—	—	—	1,406
Common dividends declared	—	—	—	—	—	(25,454)	(25,454)
March 31, 2008	32,709,963	$326	$1,119,554	$(93,291)	$537,318	$(978,813)	$585,094

For the Three Months Ended March 31, 2007

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net income	—	—	—	—	18,309	—	18,309
Net unrealized (loss)/reclassification on assets AFS	—	—	—	(92,798)	—	—	(92,798)
Net unrealized (loss)/reclassification on interest rate agreements	—	—	—	(6,543)	—	—	(6,543)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	330,315	3	18,659	—	—	—	18,662
Employee option & stock purchase plan	65,671	1	64	—	—	—	65
Non-cash equity award compensation	—	—	5,117	—	—	—	5,117
Common dividends declared	—	—	—	—	—	(21,462)	(21,462)
March 31, 2007	27,129,446	$271	$927,648	$(6,183)	$827,320	$(825,016)	$924,040

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(171,587)	$18,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(7,664)	(14,189)
Depreciation and amortization of non-financial assets	266	342
Provision for credit losses	8,058	3,829
Non-cash equity award compensation	1,406	5,117
Net recognized losses and valuation adjustments	193,890	9,118
Net change in:
Accrued interest receivable	8,020	5,955
Deferred income taxes	394	(315)
Other assets	6,180	(4,807)
Accrued interest payable	(9,914)	1,119
Accrued expenses and other liabilities	5,085	119
Net cash provided by operating activities	34,134	24,597
Cash Flows from Investing Activities:
Purchases of real estate loans held-for-investment	—	(414,422)
Principal payments on real estate loans held-for-investment	399,844	1,042,027
Purchases of real estate securities available-for-sale	(54,875)	(650,124)
Proceeds from sales of real estate securities available-for-sale	—	120,049
Principal payments on real estate securities available-for-sale	17,936	70,043
Net purchases of real estate securities – FVO	(3,341)	—
Principal payments on real estate securities – FVO	56,290	—
Purchases of other real estate investments – trading(1)	—	(40,818)
Principal payments on other real estate investments – trading(1)	1,008	2,284
Principal payments on non-real estate investments	354	—
Net increase in restricted cash	(31,189)	(227,947)
Net cash provided (used) by investing activities	386,027	(98,908)
Cash Flows from Financing Activities:
Net (repayments) borrowings on Redwood debt	(5,475)	23,575
Proceeds from issuance of asset-backed securities	—	1,359,833
Deferred asset-backed security issuance costs	—	(5,869)
Repayments on asset-backed securities	(431,228)	(1,377,883)
Net purchases of interest rate agreements	(1,718)	(601)
Net proceeds from issuance of common stock	10,002	18,727
Dividends paid	(25,210)	(19,831)
Net cash used in financing activities	(453,629)	(2,049)
Net decrease in cash and cash equivalents	(33,468)	(76,360)
Cash and cash equivalents at beginning of period	290,363	168,016
Cash and cash equivalents at end of period	$256,895	$91,656
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$137,214	$166,977
Cash paid for taxes	$—	$450
Non-Cash Financing Activity:
Dividends declared but not paid at period-end	$24,532	$20,347

(1)	Cash flows on other real estate investments were reclassified from cash flows from operating activities to investing activities with the adoption of FAS 159 as management concluded that it is appropriate to record the cash flows associated with the portfolio in investing activities due to the nature of, and purpose of its investment.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
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

We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. For tax purposes, we are structured as a real estate investment trust (REIT).

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

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

We currently operate two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the Sequoia securitization entities. Our Acacia program is used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all of the Acacia CDO securitization entities.

Under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), we treat the securitizations we sponsor as financings, as under these provisions we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entities, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans and securities owned by these securitization entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of (loss) income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown separately on our consolidated balance sheets and the associated income and expense are not shown separately on our consolidated statements of (loss) income.

In December 2007, we invested in a distressed assets fund, the Opportunity Fund, as a partner and we are the manager. As we hold majority ownership, we have been deemed primary beneficiary of the Opportunity Fund. Minority interest has been consolidated into accrued expenses and other liabilities and other expense on our consolidated balance sheets and consolidated statements of (loss) income, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires us to make a significant number of estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which we anticipate an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other items that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., market values due to changes in supply and demand, credit performance, prepayments, interest rates, or other reasons; yields due to changes in credit outlook and loan prepayments) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material. Our fair values reflect what we believe we could realize if we chose to sell our assets and or pay if we chose to transfer liabilities at the measurement date in an orderly manner. Most of the assets and liabilities consolidated on our balance sheet (in particular our credit-enhancement securities and CDOs) are illiquid. Consequently, establishing fair values for these assets and liabilities is inherently subjective and is dependent upon our estimates and modeling assumptions and indications of value obtained from brokers and dealers. As a consequence of limited trading visibility late in 2007 and early in 2008 and the significant uncertainties regarding credit loss levels, there is a wide variance of opinion related to the assumptions underpinning our market valuation inputs. We expect that the market valuations will continue to be highly volatile. Nonetheless, we believe the fair value and other estimates used in preparation of our financial statements represent appropriate values and income recognition and is in conformity with GAAP for these assets and liabilities even in this uncertain market.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

We may exercise our right to call ABS issued by Sequoia and may subsequently sell the underlying loans to third parties. For balance sheet purposes, we reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold to third parties.

Residential and Commercial Real Estate Loans: Held-for-Sale

Residential and commercial real estate loans that we are marketing for sale to independent third parties are classified as real estate loans held-for-sale. These are carried at the lower of cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in market valuation adjustments, net in our consolidated statements of (loss) income.

Real Estate Loans — Reserve for Credit Losses

For consolidated real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the reporting date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. See Note 11 for a discussion of the reserves for credit losses.

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

We consider the following factors in making such determinations:

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

Real Estate Securities Available-for-Sale (AFS)

Real estate securities classified as available-for-sale (AFS) include residential, commercial, and CDO securities and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive loss in our consolidated statements of stockholders’ equity (deficit). Upon sale or other-than-temporary impairment, this accumulated other comprehensive loss is reclassified into earnings on the specific identification method.

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

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our securities with variable rate coupons, interest rates. For the securities we acquire, if estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward. In cases where the fair value of our securities is below our cost basis we may have an other-than-temporary impairment.

For determining other-than-temporary impairment on our real estate securities accounted for as AFS securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Other-than-temporary impairments are reported under market valuation adjustments, net in our consolidated statements of (loss) income. We assess whether a drop in fair value below our cost of the real estate security should be deemed as other-than-temporary impairment. If we have the ability and intent to hold

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

a real estate security for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, we do not deem that unrealized loss an other-than-temporary impairment.

Real Estate Securities Fair Value Option (FVO)

Real estate securities classified within the fair value option (FVO) of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) (see Note 4) include residential, commercial, and CDO securities and are carried at their estimated fair values. Coupon interest is recognized as revenue when earned and deemed collectible and changes in fair value (gains and losses) are reported through our consolidated statements of (loss) income in market valuation adjustments, net.

Other Real Estate Investments

Other real estate investments include interest-only securities (IOs), net interest margin securities (NIMs), and residual securities (residuals). Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155), states that IOs, NIMs, and residuals may contain embedded derivatives which would require bifurcation and separate valuation through the income statement. At the conclusion of the first quarter of 2007 we elected to treat these investments as trading instruments under FAS 115 rather than bifurcate the embedded derivative component under FAS 155. Trading instruments are reported on our consolidated balance sheet at their estimated fair values with changes in fair values reported through our consolidated statements of (loss) income in market valuation adjustments, net.

Total income recognized in current period earnings on these investments equals coupon interest earned plus the change in fair value. Interest income is equal to the instruments’ yields based on market expectations.

As of January 1, 2008 we adopted the FVO for the residuals, NIMs and IOs owned by Acacia and these are now included under FVO securities.

Non-Real Estate Investments

Non-real estate investments represents a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We have classified this investment as a trading security prior to 2008 and as a FVO security subsequent to January 1, 2008. Non-real estate investments are recorded on our consolidated balance sheets at their estimated fair values. Management considers the GIC’s fair value to approximate contract value, as the interest rate is variable at LIBOR minus a spread and resets on a monthly basis. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments, net. See Note 9 for a further discussion of our non-real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Derivative Financial Instruments

All derivative financial instruments are reported at fair value on our consolidated balance sheets regardless of their accounting treatment. Those with a positive value to us are reported as an asset and those with a negative value to us are reported as a liability. Whether changes in the fair value of these instruments are reported through our income statement depends on the type of derivative and the accounting treatment chosen.

We currently enter into interest rate agreements to help manage some of our interest rate risks. We designate an interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (3) held for trading (trading instrument) under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), or (4) as a FVO derivative under FAS 159. Net purchases and proceeds from interest rate agreements are classified within cash flows as financing activities within the consolidated statements of cash flows.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. We use the dollar-offset method to determine the amount of ineffectiveness, and we anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly.

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

Upon adoption of FAS 159, hedges in Acacia securitization entities were de-designated as cash flow hedges, as we elected to account for the ABS issued by Acacia as FVO liabilities from January 1, 2008. Since the hedged item still exists, the fair value of these hedges at the time of de-designation remained in accumulated other comprehensive loss and will be amortized through interest expense over the remaining lives of the Acacia ABS issued.

The changes in fair value of FVO derivatives and other derivatives accounted for as trading instruments are reported in the consolidated statements of (loss) income through market valuation adjustments, net.

As of each period end, we may also have outstanding commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). These are classified as trading instruments and changes in fair value of the purchase commitments are reported through market valuation adjustments, net in the consolidated statements of (loss) income.

We may enter into credit default swaps from time to time. A credit default swap is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. Under FAS 133, credit default swaps are accounted for as trading instruments. As of January 1, 2008 we accounted for these under the FVO as they were all owned by Acacia. In both cases changes in fair value are reported in the consolidated statements of (loss) income through market valuation adjustments, net.

See Note 10 for a further discussion of our derivative financial instruments.

Restricted Cash

Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for, or payable to, owners of ABS issued by those entities and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization trusts and cash contributed to and held within the Opportunity Fund by investors, prior to purchase of loans and securities or the payments on or redemption of outstanding ABS issued.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21). As of January 1, 2008, the deferred issuance costs associated with Acacia were included in the fair value of ABS issued by Acacia. As a result, these costs were included in our one time adjustment upon adoption of FAS 159 and reclassified into retained earnings. See Note 4 for further details.

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

Sequoia ABS Issued

These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Deferred ABS issuance costs and premiums relating to Sequoia are amortized into interest expense over the lives of the ABS issued.

Acacia ABS Issued

Effective January 1, 2008, the Acacia ABS issued are accounted for under the fair value option and therefore carried at fair value on our consolidated balance sheets. Deferred ABS issuance costs and premiums

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

are not recognized for these ABS and changes in fair value (gains or losses) are reported in the consolidated statements of (loss) income through market valuation adjustments, net. Prior to January 1, 2008 Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

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

The following table provides a reconciliation of denominators of the basic and diluted (loss) earnings per share computations, for the three months ended March 31, 2008 and 2007.

Basic and Diluted (Loss) Earnings per Share

	Three Months Ended March 31,
	2008	2007
Denominators:
Denominator for basic (loss) earnings per share is equal to the weighted average number of common shares outstanding during the period	32,511,445	26,855,681
Adjustments for diluted (loss) earnings per share are:
Net effect of dilutive stock options	—	828,348
Denominator for diluted (loss) earnings per share	32,511,445	27,684,029
Basic (Loss) Earnings Per Share:	$(5.28)	$0.68
Diluted (Loss) Earnings Per Share:	$(5.28)	$0.66

Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), we determined that there was no allocation of income for our outstanding stock options as they were antidilutive, as defined by this principle, for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, Redwood had a net loss, and therefore the number of outstanding stock options, deferred stock units, and restricted stock (collectively, equity awards) that were antidilutive totaled 1,319,346. For the three months ended March 31, 2007, the number of outstanding equity awards that were antidilutive totaled 61,042. There were no other participating securities, as defined by EITF 03-6, during the three months ended March 31, 2008 and 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Other Comprehensive Income (Loss)

Current period net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income (loss) on our consolidated statements of comprehensive loss. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income (loss) are adjusted for the effects of tax and may create deferred tax assets or liabilities.

Stock-Based Compensation

As of March 31, 2008 and December 31, 2007, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans, and associated equity awards, are described more fully in Note 18.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair value of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the consolidated statements of (loss) income over the remaining vesting period.

The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123R. The model requires the use of inputs such as strike price and assumptions such as expected life, risk free rate of return, and stock price volatility.. The stock price volatility assumption is based on the historical volatility of our common stock. Certain options have dividend equivalent rights (DERs) and, as provided for under FAS 123R, the assumed dividend yield was zero for these options. Other options granted have no DERs and the assumed dividend yield was determined to be 10%. There were no options granted for the three months ended March 31, 2008 and the options granted in the three months ended March 31, 2007 were reload options (as further discussed in Note 18).

The following table describes the weighted average of assumptions used for calculating the value of options granted for the three months ended March 31, 2008 and 2007.

Weighted Average Assumptions Used for Valuation of Options under FAS 123R Granted During Period

	Three Months Ended March 31,
	2008	2007
Stock price volatility	—	25.5%
Risk free rate of return (5 yr Treasury Rate)	—	4.58%
Average life	—	6 years
Dividend yield	—	10.00%

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, The Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of (loss) income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. FAS 160 is effective beginning January 1, 2009, with early adoption not permitted. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. We are currently evaluating the disclosure requirements of FAS 160.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

In February 2008, the FASB issued FASB Staff Position 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, (FSP 140-3). FSP 140-3 provides that a transferor and a transferee must account for a transfer of a financial asset and a repurchase financing with the same counterparty (or consolidated affiliates of either counterparty) as a linked transaction if the transfer and repurchase financing were entered into contemporaneously or in contemplation of each other unless certain specified criteria are met. Under FSP 140-3, a repurchase financing is a transaction in which the buyer (initial transferee) of a financial asset obtains financing from the seller (initial transferor) and transfers the financial asset back to the seller as collateral until the financing is repaid. FSP 140-3 is effective beginning January 1, 2009, with early adoption not permitted. FSP 140-3 is to be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective January 1, 2009, and early adoption is encouraged. We are currently evaluating the impact FAS No. 161, although we do not expect a significant impact on our financial position, results of operations or cash flows.

Note 4. Adoption of FAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value (i.e., the fair value option or FVO), on an instrument-by-instrument basis. The election to use FVO is available when we first recognize a financial asset or financial liability or enter into a firm commitment or upon the election of FVO on existing instruments on January 1, 2008. Subsequent changes in the fair value of assets, liabilities, and commitments valued under the FVO are recorded in our consolidated statements of income.

On January 1, 2008, we elected to apply the FVO under FAS 159 to the assets and liabilities of our consolidated Acacia securitization entities and all investment grade securities (IGS) at Redwood. Prior to the application of FAS 159, we were required, for financial reporting purposes, to mark-to-market the assets, but not the liabilities, of the Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated by the assets of that entity.

Electing the FVO for the assets and liabilities (including derivatives) of Acacia will enable us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes, to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity, and to reduce the complexity of accounting especially with regards to derivatives under FAS 133. We elected the fair value option for the IGS at Redwood since we expect to pair these investments with a liability for which we will also elect the FVO.

We did not elect the fair value option for the assets and liabilities of Sequoia as these are currently accounted for using similar measurement attributes and, as a result, there is less need to mitigate volatility in earnings and book value. We also did not elect the fair value option for our credit enhancement security

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 4. Adoption of FAS 159  – (continued)

(CES) investments at Redwood that are funded with equity. There is no paired liability for these assets and our intent upon the acquisition of these assets is to hold them to maturity and generate long-term cash flows. Thus, changes in fair values of these investments from period to period through our statements of income, as would be required under the FVO, would not, in our opinion, be appropriate.

As noted above, FAS 159 allows for a one-time election to record the cumulative unrealized gains and losses on those assets, liabilities, and commitments for which the FVO is elected and were existing at the time of initial application of FAS 159. Adjustments resulting from the one-time election are reflected on the balance sheet and have no impact on our consolidated statements of income. Subsequent changes in fair values are recorded in our consolidated statements of income. On January 1, 2008, as a result of the one-time election, we reclassified $459 million of net unrealized gains and losses on Acacia assets and IGS at Redwood to retained earnings from accumulated other comprehensive loss. On that date, we also recorded in retained earnings the $1.5 billion difference between reported values and fair values of the Acacia liabilities.. In addition, as part of the revaluation of the Acacia liabilities to fair value we reclassified to retained earnings the unamortized deferred bond issuance costs of $21 million.. As a result of the adoption of FAS 159 and this one-time election, we recorded a cumulative effect adjustment of $1.5 billion as an increase to stockholders’ equity as of January 1, 2008. There was no deferred tax impact of this increase since the net unrealized losses in accumulated other comprehensive loss that were reclassified to retained earnings were generated at the Redwood REIT, which distributes predominantly all of its taxable income each year.

The following table presents the consolidated balance sheet at December 31, 2007, the transition adjustments, and the consolidated balance sheet at January 1, 2008 following the application of FAS 159.

Adoption of FAS 159

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$—	$7,204
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	—	9,695
Restricted cash	118	—	118
Other assets	126	(21)	105
Total Assets	$9,939	$(21)	$9,918
Redwood debt	$8	$—	$8
Asset-backed securities issued	10,329	(1,490)	8,839
Subordinated notes	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,490)	9,167
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive (loss) income	(574)	459	(115)
Retained earnings	(1,252)	1,010	(242)
Total stockholders’ (deficit) equity	(718)	1,469	751
Total Liabilities and Stockholders’ Equity	$9,939	$(21)	$9,918

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157). This new standard sought to consolidate and clarify the definition of “fair value” that is used throughout GAAP. FAS 157 defines fair value, establishes a methodology for measuring fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure of information about fair value measurements. FAS 157 provides that the “exit price,” which is the price at which an asset could be sold or a liability could be transferred in an orderly process, should be used to fair value the asset or liability. FAS 157 also provides that market data, to the extent available, and not internally generated or entity specific information, should be used to determine fair value. We adopted FAS 157 on January 1, 2008. The financial impact on Redwood of the adoption of FAS 157 was not significant since our valuation methodology used in prior periods did not need to be revised to comply with FAS 157.

FAS 157 also provided a set of disclosures, the most significant being the requirements to disclose the valuations based on a frame work that would group the valuations into a three-level hierarchy based on the ability to observe the significant inputs into the valuation:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or through corroboration with observable market data.

Level 3:  Unobservable inputs (e.g., an entity’s own data or assumptions).

Level 3 inputs includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the asset or liability. There are also additional requirements to provide a roll forward of the items in Level 3 along with additional discussions on how these valuations are developed.

We estimate fair values of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate our fair value estimates on at least a quarterly basis by obtaining fair value estimates from dealers, to the extent available, for securities who make a market in these financial instruments and look at recent acquisitions and sales if any (even if they occur after the reporting date). We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate fair values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data.

Market participants typically place a higher value on bonds with higher ratings and similar loan types should have higher prices and tighter spreads than bonds with lower ratings. Market participants currently also see more value in older vintage bonds where the collateral is more seasoned and there is a better chance that historical home price appreciation has resulted in an increased level of support for the value of the bonds. Our expectation is that, external prices should be within the range or close to our internally developed bid and ask values as the fair values are based on market participant assumptions.

Methodologies we use to estimate fair values for various asset types are described below.

•	Real estate loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses.
•	Commercial real estate loan fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.
•	Real estate securities
•	Real estate securities are represented by residential, commercial, CDO and other asset-backed securities. Real estate securities’ fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These instruments trade infrequently and therefore have little or no price transparency. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Other real estate investments
•	Other real estate investments fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications.
•	Non-real estate investments
•	Non-real estate investments fair values approximate carrying values as the coupon rates are indexed to LIBOR resetting monthly.
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (these are Level 2 inputs). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used for these other derivatives, including credit default swaps (these are Level 3 inputs).
•	Cash and cash equivalents
•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Opportunity Fund for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Includes interest due and receivable on assets and due and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Redwood debt
•	All Redwood debt is adjustable and matures within one year; fair values approximate carrying values.
•	ABS issued
•	ABS issued fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer/pricing indications to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These instruments trade infrequently and therefore have little or no price transparency. Relevant market indicators that are factored in the analyses include dealer marks to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Subordinated notes
•	Fair values are determined using comparable market indicators of current pricing.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of our financial instruments as of March 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

	March 31, 2008		December 31, 2007
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Real estate loans (held-for-investment)	$6,751,743	$5,851,167	$7,199,618	$6,860,574
Real estate loans (held-for-sale)	4,443	4,443	4,533	4,533
Real estate loans – FVO	18,801	18,801	—	—
Real estate securities – FVO	949,139	949,139	—	—
Real estate securities – AFS	242,030	242,030	2,110,080	2,110,080
Other real estate investments (trading)	3,437	3,437	11,521	11,521
Non-real estate investments	78,770	78,770	79,125	79,125
Cash and equivalents	256,895	256,895	290,363	290,363
Derivative assets	3,964	3,964	5,598	5,598
Restricted cash	149,253	149,253	118,064	118,064
Accrued interest receivable	37,533	37,533	45,553	45,553
LIABILITIES
Redwood debt	2,086	2,086	7,561	7,561
ABS Issued
ABS issued – Sequoia	6,544,491	5,642,142	6,946,166	6,693,087
ABS issued – Acacia – FVO(1)	1,046,160	1,046,160	3,383,113	1,893,441
Total ABS issued	7,590,651	6,688,302	10,329,279	8,586,528
Derivative liabilities	134,210	134,210	81,385	81,385
Accrued interest payable	43,882	43,882	53,796	53,796
Subordinated notes	150,000	72,000	150,000	94,000

(1)	Acacia ABS issued is FVO as of January 1, 2008 and was at amortized cost at December 31, 2007 and prior.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information about the assets and liabilities consolidated on our financial statements that are reported at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

		Fair Value Measurements Using
(In Thousands)	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Real estate loans (held-for-sale)	$4,443	$—	$—	$4,443
Real estate loans – FVO	18,801	—	—	18,801
Real estate securities – FVO	949,139	—	—	949,139
Real estate securities – AFS	242,030	—	—	242,030
Other real estate investments (trading)	3,437	—	—	3,437
Non-real estate investments	78,770	—	—	78,770
Derivative assets	3,964	—	3,892	72
Liabilities
ABS issued – Acacia	1,046,160	—	—	1,046,160
Derivative liabilities	134,210	—	61,709	72,501

The following table presents information for total net interest income on those assets and liabilities under the FVO.

Net Interest Income on FVO Assets and Liabilities

	Net Interest Income on FVO Assets and Liabilities Three Months Ended March 31, 2008
(In Thousands)	Change in Market Value	Interest Income (Expense)	Total Net Interest Income
Assets
Real estate loans – FVO	$(4,660)	$371	$(4,289)
Real estate securities – FVO	(795,283)	45,462	(749,821)
Non-real estate investments	—	732	732
Derivative assets	(197)	—	(197)
Liabilities
ABS issued – Acacia	809,841	(44,052)	765,789
Derivative liabilities	(49,587)	—	(49,587)
Net Interest Income on FVO Assets and Liabilities	$(39,886)	2,513	(37,373)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of (loss) income.

Market Valuation Adjustments, Net

Three Months Ended March 31, 2008 (In Thousands)
Total FVO Market Valuation Adjustments	$(39,886)
Other Market Valuation Adjustments
Impairments on AFS securities	(144,098)
Derivative instruments	(6,392)
Other real estate investments (trading)	(2,697)
Real estate loans (HFI/HFS)	(859)
Market Valuation Adjustments, Net	$(193,932)

The following table presents additional information about assets and liabilities reported at fair value on our consolidated balance sheets on a recurring basis and for which Level 3 inputs were utilized to determine fair value. These changes in fair value are after the adoption of FAS 159 on January 1, 2008.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Total Realized and Unrealized Gains or (Losses)
(In Thousands)	Beginning Balance 1/1/2008	Principal Transactions: Investment	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 3/31/2008
Assets
Real estate loans (held-for-sale)	$4,533	$(16)	$(74)	$—	$—	$4,443
Real estate loans – FVO	25,426	(116)	(4,660)	(1,849)	$—	18,801
Real estate securities – FVO	1,792,990	(56,290)	(795,283)	$—	7,722	949,139
Real estate securities – AFS	317,090	(7,071)	(144,098)	21,193	54,916	242,030
Other real estate investments (trading)	11,521	(1,008)	(2,697)	$—	(4,379)	3,437
Non-real estate investments	79,125	(355)	$—	$—	$—	78,770
Derivative assets	114	$—	(42)	$—	$—	72
Liabilities
Acacia ABS issued	1,893,441	(30,165)	(809,841)	$—	(7,275)	1,046,160
Derivative liabilities	57,397	$—	18,325	$—	(3,221)	72,501

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 6. Real Estate Loans

We acquire residential and commercial real estate loans from third party originators. The majority of these loans are sold to securitization entities sponsored by us under our Sequoia and Acacia programs which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with Redwood debt and equity.

The following table summarizes the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at March 31, 2008 and December 31, 2007.

Real Estate Loans

(In Thousands)	March 31, 2008	December 31, 2007
Residential real estate loans – held-for-sale	$4,443	$4,533
Residential real estate loans – held-for-investment	6,751,491	7,173,940
Total residential real estate loans	6,755,934	7,178,473
Commercial real estate loans – FVO	18,801	—
Commercial real estate loans – held-for-investment	252	25,678
Total Real Estate Loans	$6,774,987	$7,204,151

At March 31, 2008, we had $5 million (of outstanding principal) of residential loans in held-for-sale, with a lower of cost or fair value of $4 million, (carrying value) as we are actively marketing these loans for sale. At December 31, 2007 there was $6 million (of outstanding principal) for these loans with a lower of cost or fair value of $5 million. The following table provides additional information on the real estate loans classified as held-for-investment as of March 31, 2008 and December 31, 2007.

Real Estate Loans — Held-for-Investment

March 31, 2008 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$6,697,241	$11,103	$6,708,344
Unamortized premium (discount)	78,694	(362)	78,332
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	6,775,935	2,600	6,778,535
Reserve for credit losses	(24,444)	(2,348)	(26,792)
Carrying Value	$6,751,491	$252	$6,751,743

December 31, 2007 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$7,106,018	$38,111	$7,144,129
Unamortized premium (discount)	86,204	(1,944)	84,260
Discount designated as credit reserve	—	(8,141)	(8,141)
Amortized cost	7,192,222	28,026	7,220,248
Reserve for credit losses	(18,282)	(2,348)	(20,630)
Carrying Value	$7,173,940	$25,678	$7,199,618

Of the $6.7 billion of face and $79 million of unamortized premium on our residential real estate loans at March 31, 2008, $2.4 billion of face and $60 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For these residential loans, we use coupon interest rates as they change over

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 6. Real Estate Loans  – (continued)

time and anticipated principal payments to determine an effective yield to amortize the premium or discount. During the first quarter of 2008, 7% of these residential loans prepaid and we amortized 10% of the premium. Of the $7.1 billion of face and $86 million of unamortized premium on our residential real estate loans at December 31, 2007, $2.5 billion of face and $66 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the face and unamortized premium was $4.3 billion and $19 million at March 31, 2008, respectively, and $4.6 billion and $20 million at December 31, 2007, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

Residential real estate loans are either sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS or are held and financed with Redwood debt and equity.

On January 1, 2008 the commercial loans within Acacia were included in the fair value option elections of FAS 159 and are subsequently recorded at fair value. Prior to 2008 these were recorded as held-for-investment real estate loans.

Commercial Real Estate Loans — FVO

March 31, 2008 (In Thousands)	Commercial Real Estate Loans
Current face	$26,890
Market value discount	(8,089)
Carrying Value	$18,801

The table below presents information regarding real estate loans pledged and unpledged under our borrowing agreements at March 31, 2008 and December 31, 2007.

Real Estate Loans Pledged and Unpledged

	March 31, 2008		December 31, 2007
(In Thousands)	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$16,588	$4,695	$16,606	$4,785
Owned by securitization entities, financed through the issuance of ABS	6,724,131	6,770,292	7,133,022	7,199,366
Total	$6,740,719	$6,774,987	$7,149,628	$7,204,151

Unpledged real estate loans at March 31, 2008 consist of held-for-sale residential loans with a face value of $5 million and a carrying value of $4 million and two commercial loans with a face value of $11 million and a carrying value of $0.3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities

The real estate securities shown on our consolidated balance sheets include residential, commercial, and CDO securities acquired from securitizations sponsored by others.

Real Estate Securities at Redwood and Opportunity Fund

The table below presents the carrying value (which equals fair value as these are available-for-sale securities (AFS) or fair value option (FVO)) of our securities at Redwood and the Opportunity Fund that are included in our consolidated balance sheets as of March 31, 2008 and December 31, 2007, (but not owned by Acacia) by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

Real Estate Securities at Redwood and Opportunity Fund

March 31, 2008 (In Thousands)	AFS – Redwood		AFS – Opportunity Fund		Total AFS Securities	FVO – Redwood		Total Securities
	CES	IGS	CES	IGS		CES	IGS
Residential securities:
Prime	$77,806	$18,324	$—	$—	$96,130	$—	$1,850	$97,980
Alt-a	9,113	—	—	457	9,570	—	5,280	14,850
Subprime	937	—	—	8,643	9,580	341	396	10,317
Total residential securities	87,856	18,324	—	9,100	115,280	341	7,526	123,147
Commercial securities	99,523	—	—	—	99,523	—	—	99,523
CDO securities	686	—	—	26,541	27,227	—	15,504	42,731
Total Securities	$188,065	$18,324	$—	$35,641	$242,030	$341	$23,030	$265,401

December 31, 2007 (In Thousands)	AFS – Redwood		AFS – Opportunity Fund		Total AFS Securities	FVO – Redwood			Total Securities
	CES	IGS	CES	IGS		CES	IGS
Residential securities:
Prime	$127,612	$1,360	$—	$—	$128,972	$—	$		$128,972
Alt-a	21,966	9,387	—	—	31,353	—		—	31,353
Subprime	1,432	1,478	—	3,126	6,036	—		—	6,036
Total residential securities	151,010	12,225	—	3,126	166,361	—		—	166,361
Commercial securities	148,508	—	—	—	148,508	—		—	148,508
CDO securities	2,372	18,450	—	12,075	32,897	—		—	32,897
Total Securities	$301,890	$30,675	$—	$15,201	$347,766	$—		$—	$347,766

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

The table below presents the components comprising the carrying value of available-for-sale IGS at Redwood and the Opportunity Fund reported on our consolidated balance sheets at March 31, 2008 and December 31, 2007.

Investment-Grade Securities (AFS) at Redwood and Opportunity Fund

March 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$56,494	$—	$89,645	$146,139
Unamortized discount, net	(22,015)	—	(43,959)	(65,974)
Discount designated as credit reserve	(20)	—	(15,000)	(15,020)
Amortized cost	34,459	—	30,686	65,145
Gross unrealized gains	13	—	—	13
Gross unrealized losses	(7,048)	—	(4,145)	(11,193)
Carrying Value	$27,424	$—	$26,541	$53,965

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total IGS
Current face	$31,255	$—	$109,726	$140,981
Unamortized discount, net	(3,991)	—	(66,451)	(70,442)
Discount designated as credit reserve	(12,012)	—	—	(12,012)
Amortized cost	15,252	—	43,275	58,527
Gross unrealized gains	469	—	—	469
Gross unrealized losses	(370)	—	(12,750)	(13,120)
Carrying Value	$15,351	$—	$30,525	$45,876

At March 31, 2008, the Opportunity Fund had $36 million IGS consisting of $9 million residential IGS with a face value of $13 million and $27 million CDO IGS with a face value of $90 million. At December 31, 2007, the Opportunity Fund had $15 million IGS consisting of $3 million residential IGS with a face value of $4 million and $12 million CDO IGS with a face value of $49 million.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

The following table presents the aggregate changes in our amortized discount and the portion of the discount designated as credit reserve on IGS for the three months ended March 31, 2008. We did not have any designated credit reserves on any securities in this portfolio prior to the third quarter of 2007.

Changes in Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO IGS at Redwood and the Opportunity Fund

Three Months Ended March 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$569,566	$2,814	$143,575	$715,955
Reclassification due to FVO adoption	(568,283)	(2,814)	(112,750)	(683,847)
Amortization of discount	(382)	—	(435)	(817)
Discount on acquistions	21,114	—	13,569	34,683
Ending Balance of Unamortized Discount, Net	$22,015	$—	$43,959	$65,974
Beginning balance of designated credit reserve	$46,641	$—	$49,283	$95,924
Reclassification due to FVO adoption	(46,641)	—	(49,283)	(95,924)
Discount designated as credit reserve on acquistions	20	—	15,000	15,020
Ending Balance of Designated Credit Reserve	$20	$—	$15,000	$15,020

The IGS at the Opportunity Fund had an unamortized discount balance of $62 million and $32 million at March 31, 2008 and December 31, 2007, respectively.

The table below presents the components comprising the carrying value of available-for-sale CES reported on our consolidated balance sheets at March 31, 2008 and December 31, 2007. These securities are all owned at Redwood.

Credit-Enhancement Securities AFS at Redwood

March 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$778,211	$523,118	$26,563	$1,327,892
Unamortized discount, net	(61,699)	(36,955)	(3,513)	(102,167)
Discount designated as credit reserve	(586,154)	(378,388)	(22,374)	(986,916)
Amortized cost	130,358	107,775	676	238,809
Gross unrealized gains	3,238	2,078	10	5,326
Gross unrealized losses	(45,740)	(10,330)	—	(56,070)
Carrying Value	$87,856	$99,523	$686	$188,065

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total CES
Current face	$791,431	$523,156	$26,501	$1,341,088
Unamortized discount, net	(90,441)	(17,867)	(3,096)	(111,404)
Discount designated as credit reserve	(510,133)	(318,456)	(21,855)	(850,444)
Amortized cost	190,857	186,833	1,550	379,240
Gross unrealized gains	10,936	4,923	822	16,681
Gross unrealized losses	(50,783)	(43,248)	—	(94,031)
Carrying Value	$151,010	$148,508	$2,372	$301,890

The loans underlying all of our residential CES totaled $151 billion at March 31, 2008, and consist of $127 billion prime, $18 billion alt-a, and $6 billion subprime. These loans are located nationwide with a large

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

concentration in California (49%). During the first quarter of 2008, realized residential credit losses were $31 million of principal value, a rate that equals eight basis points (0.08%) on an annualized basis of the balance of the loans. Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2008 were 3.06% of current balance and 1.46% of original balance. For loans in prime pools, delinquencies were 1.27% of current balance and 0.60% of original balance. Alt-a pools had delinquencies of 9.51% of current balance and 4.49% of original balance. Subprime pools had delinquencies of 22.13% of current balance and 17.21% of original balance.

When there are other-than-temporary impairments, the balance of the unamortized discount, credit reserve, or a combination of both will increase by the amount of the impairment charge. In the table below, the amount of impairment is first added to the credit reserve and then the amount we believe is based on factors other than an adverse change in cash flow is moved into the unamortized discount balance.

The following table presents the aggregate changes in our unamortized discount and the portion of the discount designated as credit reserve for the three months ended March 31, 2008 and 2007.

Changes in Unamortized Discount and Designated Credit Reserves on Residential, Commercial, and CDO CES at Redwood

Three Months Ended March 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$316,552	$95,695	$12,730	$424,977
Reclassification due to FVO adoption	(226,112)	(77,828)	(9,634)	(313,574)
Amortization of (discount) premium	(11,570)	1,523	—	(10,047)
Calls, sales, and other	(43)	48,354	32	48,343
Re-designation between credit reserve and discount	(17,963)	(30,789)	385	(48,367)
Discount on acquistions	835	—	—	835
Ending Balance of Unamortized Discount, Net	$61,699	$36,955	$3,513	$102,167
Beginning balance of designated credit reserve	$676,848	$318,456	$51,334	$1,046,638
Reclassification due to FVO adoption	(166,715)	—	(29,479)	(196,194)
Realized credit losses	(30,662)	(38)	—	(30,700)
Calls, sales, and other	—	—	—	—
Impairments on AFS securities	65,483	29,181	904	95,568
Re-designation between credit reserve and discount	17,963	30,789	(385)	48,367
Discount designated as credit reserve on acquistions	23,237	—	—	23,237
Ending Balance of Designated Credit Reserve	$586,154	$378,388	$22,374	$986,916

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

Three Months Ended March 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Beginning balance of unamortized discount, net	$144,842	$71,424	$6,889	$223,155
Amortization of (discount) premium	(18,892)	9	—	(18,883)
Calls, sales, and other	2,370	—	—	2,370
Re-designation between credit reserve and discount	22,312	(397)	—	21,915
Upgrades to investment-grade securities	—	160	115	275
Discount on acquistions	8,037	259	—	8,296
Ending Balance of Unamortized Discount, Net	$158,669	$71,455	$7,004	$237,128
Beginning balance of designated credit reserve	$372,247	$295,340	$—	$667,587
Realized credit losses	(3,805)	(1,271)	—	(5,076)
Calls, sales, and other	(1,516)	—	—	(1,516)
Re-designation between credit reserve and discount	(22,312)	397	—	(21,915)
Discount designated as credit reserve on acquistions	48,149	—	—	48,149
Ending Balance of Designated Credit Reserve	$392,763	$294,466	$—	$687,229

For the three months ended March 31, 2008, we recognized other-than-temporary impairments of $144 million through market valuation adjustments in our consolidated statements of (loss) income. For the three months ended March 31, 2007, we recognized other-than-temporary impairments of $2 million. Securities are deemed other-than-temporarily impaired if there has been an adverse change in the underlying cash flows generated by a security, if we do not have the intent and ability to hold the security, or if we believe the security will not recover its value within a reasonable period of time. All these factors contributed to the assessment of other-than-temporary impairments in the first quarter of 2008. Most of the impairments in the first quarter of 2007 were due to adverse changes in cash flows.

Securities with an unrealized loss position are deemed temporarily impaired as there has been no adverse change in the underlying cash flows projected to be generated by a security, we have the intent and ability to hold the security, and we believe the impaired security will recover its value within a reasonable period of time.

The following table shows the gross unrealized losses, fair values, and length of time that any of our AFS real estate securities have been in a continuous unrealized loss position as of March 31, 2008 and December 31, 2007. At March 31, 2008, of our total 539 AFS securities, 224 were in unrealized losses positions, and 6 of these have been in a continuous unrealized loss position for twelve months or longer. At December 31, 2007, of our total 1,722 securities, 855 were in unrealized loss positions, and 188 of these had been in a continuous loss position for twelve months or longer. The number of AFS securities reported on our consolidated balance sheets declined as a result of the FVO election on January 1, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

Securities with Unrealized Losses (AFS) at Redwood and Opportunity Fund

March 31, 2008 (In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$82,384	$(51,750)	$811	$(1,038)	$83,195	$(52,788)
Commercial	25,409	(9,036)	1,635	(1,294)	27,044	(10,330)
CDO	27,215	(4,145)	—	—	27,215	(4,145)
Total Securities	$135,008	$(64,931)	$2,446	$(2,332)	$137,454	$(67,263)

December 31, 2007 (In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Residential	$627,419	$(303,546)	$220,728	$(94,576)	$848,147	$(398,122)
Commercial	288,173	(112,769)	93,308	(37,373)	381,481	(150,142)
CDO	29,363	(12,750)	—	—	29,363	(12,750)
Total Securities	$944,955	$(429,065)	$314,036	$(131,949)	$1,258,991	$(561,014)

The table below presents the components comprising the carrying value of fair value option securities at Redwood reported on our consolidated balance sheets at March 31, 2008.

Securities FVO at Redwood

March 31, 2008 (In Thousands)	Residential		CDO		Total FVO
	CES	IGS	CES	IGS
Redwood
Current face	$12,083	$17,488	$—	$60,975	$90,546
Market value discount	(11,742)	(9,962)	—	(45,471)	(67,175)
Carrying Value	$341	$7,526	$—	$15,504	$23,371

During the three months ended March 31, 2008 we acquired $28 million of IGS at Redwood for which we did not elect the fair value option. The reason we did not elect the fair value option was because these securities are funded with equity and there is no paired liability to offset changes in fair value through the income statement.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

Real Estate Securities at Acacia

The table below presents the fair value of our securities at Acacia that are included in our consolidated balance sheets as of March 31, 2008 and December 31, 2007, by type of securities, and by credit rating of investment-grade (IGS) and below investment-grade (CES).

	March 31, 2008			December 31, 2007
	FVO			AFS
(In Thousands)	CES	IGS	Total	CES	IGS	Total
Residential securities:
Prime	$77,414	$233,619	$311,033	$193,676	$514,045	$707,721
Alt-a	14,633	204,891	219,524	48,661	416,726	465,387
Subprime	10,877	150,229	161,106	8,598	211,342	219,940
Total residential securities	102,924	588,739	691,663	250,935	1,142,113	1,393,048
Commercial securities	112,554	62,781	175,335	188,327	89,676	278,003
CDO securities	6,027	52,743	58,770	8,169	83,094	91,263
Total Securities	$221,505	$704,263	$925,768	$447,431	$1,314,883	$1,762,314

The table below presents the components comprising the carrying value of fair value option real estate securities at Acacia reported on our consolidated balance sheets at March 31, 2008.

March 31, 2008 (In Thousands)	Residential		Commercial		CDO		Total FVO
	CES	IGS	CES	IGS	CES	IGS
Acacia
Current face	$788,646	$1,883,996	$352,778	$106,062	$66,334	$190,829	$3,388,645
Market value discount	(685,722)	(1,295,257)	(240,224)	(43,281)	(60,307)	(138,086)	(2,462,877)
Carrying Value	$102,924	$588,739	$112,554	$62,781	$6,027	$52,743	$925,768

The table below presents the components comprising the carrying value of available-for-sale real estate CES and IGS at Acacia reported on our consolidated balance sheets at December 31, 2007.

December 31, 2007 (In Thousands)	Residential		Commercial		CDO		Total
	CES	IGS	CES	IGS	CES	IGS
Current face	$747,424	$1,982,954	$352,779	$112,719	$47,282	$209,501	$3,452,659
Unamortized discount, net	(226,112)	(565,575)	(77,828)	(2,814)	(9,634)	(77,124)	(959,087)
Discount designated as credit reserve	(166,715)	(34,629)	—	—	(29,479)	(49,283)	(280,106)
Amortized cost	354,597	1,382,750	274,951	109,905	8,169	83,094	2,213,466
Gross unrealized gains	1,789	880	41	—	—	—	2,710
Gross unrealized losses	(105,451)	(241,517)	(86,665)	(20,229)	—	—	(453,862)
Carrying Value	$250,935	$1,142,113	$188,327	$89,676	$8,169	$83,094	$1,762,314

Gross Realized Gains and Losses

Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of individual securities sold.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 7. Real Estate Securities  – (continued)

The table below presents the gross realized gains and losses on securities and the realized gains on calls on securities for the three months ended March 31, 2008 and 2007.

Gross Realized Gains and Losses on Real Estate Securities

	Three Months Ended March 31,
(In Thousands)	2008	2007
Gross realized gains on sales of securities	$—	$669
Gross realized losses on sales of securities	—	(1,453)
Gains on calls of securities	42	843
Total Realized Gains on Sales and Calls of Securities	$42	$59

The table below presents information regarding our securities pledged under borrowing agreements and owned by securitization entities as of March 31, 2008 and December 31, 2007.

Securities Pledged and Unpledged

(In Thousands)	March 31, 2008	December 31, 2007
Unpledged	$262,502	$338,942
Pledged for Redwood debt	2,899	8,824
Owned by Acacia securitization entities, financed through issuance of ABS	925,768	1,762,314
Carrying Value	$1,191,169	$2,110,080

Note 8. Other Real Estate Investments

Other real estate investments (OREI) shown on our consolidated balance sheets at March 31, 2008 include IOs, NIMs, and residuals at Redwood only and, at December 31, 2007, all such investments owned by Redwood and Acacia. We have elected to classify OREI as trading instruments under GAAP. OREI are carried at fair value on our consolidated balance sheets and changes in fair value flow through market valuation adjustments, net on our consolidated statements of (loss) income. As part of our fair value option elections, on January 1, 2008 OREI at Acacia securitization entities were reclassified as FVO securities.

The table below presents the carrying value (which equals fair value as these are classified as trading instruments) of OREI as of March 31, 2008 and December 31, 2007.

Other Real Estate Investments — Trading Instruments

March 31, 2008 (In Thousands)	Prime	Alt-a	Subprime	Total
Residential
IOs	$—	$—	$—	$—
NIMs	—	1,991	—	1,991
Residuals	—	1,446	—	1,446
Total Other Real Estate Investments	$—	$3,437	$—	$3,437

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 8. Other Real Estate Investments  – (continued)

December 31, 2007 (In Thousands)	Prime	Alt-a	Subprime	Total
Residential
IOs	$1,410	$202	$—	$1,612
NIMs	—	5,826	1,310	7,136
Residuals	—	2,527	246	2,773
Total Other Real Estate Investments	$1,410	$8,555	$1,556	$11,521

The fair value of our OREI declined $3 million and $5 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, all our OREI were funded with equity. As of December 31, 2007, less than $1 million of OREI were owned by securitization entities and financed through the issuance of ABS and the remaining $11 million were funded with equity.

Note 9. Non-Real Estate Investments

Non-real estate investments represents a $79 million guaranteed investment contract (GIC) owned by an Acacia securitization entity that we consolidate for financial statements purposes. This GIC represents a deposit certificate issued by a rated investment bank. This GIC serves as the collateral to cover potential losses on a credit default swap (CDS) also entered into by this same Acacia entity. The CDS references BBB and A-rated residential mortgage-backed securities issued in 2006. In the event that any of these referenced securities incurs a credit loss, the GIC can then be drawn upon by the CDS counterparty to cover the amount of such loss. Since the acquisition of this asset, it has been drawn down by $1 million as the notional amount of the related CDS has been reduced. We have classified this investment as a trading instrument prior to 2008 and as FVO effective January 1, 2008. This investment is recorded on our consolidated balance sheets at its estimated fair value. Management currently considers the GIC’s fair value to approximate contract value, as the interest rate is variable at LIBOR less 5 basis points and resets on a monthly basis. The carrying and fair value was $79 million of this investment as of March 31, 2008. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by Wall Street dealers. This is regardless of the accounting treatment for the derivatives (trading instrument, FVO, or FAS 133).

As of March 31, 2008 and December 31, 2007, the net fair value of derivative financial instruments was negative $130 million and negative $76 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$3,128	$714,400	$3,788	$707,900
Interest rate caps sold	(864)	250,000	(1,061)	250,000
Interest rate corridors purchased	—	—	—	844,805
Interest rate swaps	(60,011)	1,168,885	(1,553)	186,733
Credit default swaps	(72,499)	78,584	(57,397)	78,771
Cash Flow Hedges	—	—
Interest rate swaps	—	—	(19,564)	994,562
Total Derivative Financial Instruments	$(130,246)	$2,211,869	$(75,787)	$3,062,771

Of the negative $130 million value of derivative financial instruments at March 31, 2008, $4 million was recorded as derivative assets and $134 million as derivative liabilities on our consolidated balance sheet. Of the negative $76 million value of derivative financial instruments at December 31, 2007, $5 million was recorded as derivative assets and $81 million as derivative liabilities.

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases. We currently account for our interest rate agreements as either cash flow hedges, trading instruments, or as FVO derivatives.

The following table presents the interest income and expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2008 and 2007.

Impact on Net Interest Income (Expense) of our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2008	2007
Net interest income on cash flow interest rate agreements	$—	$2,399
Realized net losses due to net ineffective portion of hedges	—	(81)
Realized net losses reclassified from other comprehensive (loss) income	(1,246)	(672)
Total	$(1,246)	$1,646

We did not have any interest rate agreements designated as cash flow hedges during the three months ended March 31, 2008. During the three months ended March 31, 2007, interest rate agreements designated as cash flow hedges had net receipts of $2 million.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings when the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

hedging relationship is terminated. The ineffective portion of the cash flow hedge is recognized immediately in earnings. For the three months ended March 31, 2007 the amount of ineffectiveness was less than $1 million of income recorded against interest expense in our consolidated income statement. For the three months ended March 31, 2008 there were no interest rate agreements designated as cash flow hedges.

Interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, and when the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreements remains in accumulated other comprehensive loss and is reclassified from accumulated other comprehensive loss to our consolidated statements of (loss) income during the period the forecasted transaction occurs. For the three months ended March 31, 2008 we reclassified zero from other comprehensive loss and for the three months ended March 31, 2007, we reclassified less than negative $1 million.

When the interest rate agreement is accounted for as a trading instrument or elected for the fair value option (for those derivatives in Acacia securitization entities), changes in the fair value of the interest rate agreement and all associated income and expenses are reported in earnings through net recognized valuation adjustments. We had net valuation adjustments on interest rate agreements for the three months ended March 31, 2008 and 2007 of negative $38 million and less than negative $1 million, respectively.

In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through gains on sales, net in our consolidated statements of (loss) income through recognized market valuation adjustments. For the three months ended March 31, 2008, there were no such instances. For the three months ended March 31, 2007, there was one such instance which resulted in a gain of $1.1 million.

Our total unrealized gain or loss on interest rate agreements included in accumulated other comprehensive loss at March 31, 2008 was negative $31 million and at December 31, 2007, was negative $33 million.

Credit Default Swaps (CDS)

A CDS is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. In the first quarter of 2007, we began entering into these agreements where we agreed to provide credit event protection in exchange for a premium. In essence, these instruments enable us to credit-enhance a specific pool of loans. We included these CDS in our Acacia CDO Option Arm 1 which closed in the second quarter of 2007.

Credit default swaps in the Acacia securitization entities are accounted for as FVO swaps as of January 1, 2008 and, were accounted for as trading instruments prior to 2008. These are reported at fair value with the changes in fair value and any net receipts/payments recognized through our income statement. The value of these contracts decrease for a variety of reasons, including when the probability of the occurrence of a specific credit event increases, when the market’s perceptions of default risk in general change, or when there are changes in the supply and demand of these instruments. During the three months ended March 31, 2008, the fair value of these credit default swaps decreased $18 million, primarily as the result of widening spreads in these types of instruments.

Counterparty Credit Risk

We incur credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligations under the agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the agreement. In order to mitigate this risk we only enter into agreements that are either a) transacted on a national exchange or b) transacted with

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into agreements with several different counterparties in order to diversify our credit risk exposure. At March 31, 2008 and December 31, 2007, we had $3 million credit exposure on interest rate agreements.

Note 11. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans held-for-investment based on our estimate of losses inherent in our loan portfolio. At both March 31, 2008 and December 31, 2007, all held-for-investment loans were owned by Sequoia entities. For the three months ended March 31, 2008, we had a total credit loss provision of $8 million, an increase from the $1 million in provision for the three months ended March 31, 2007.

The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans held-for-investment for the three months ended March 31, 2008 and 2007.

Residential Real Estate Loan Reserves for Credit Losses

	Three Months Ended March 31,
(In Thousands)	2008	2007
Balance at beginning of period	$18,282	$20,119
Provision for credit losses	8,058	1,481
Charge-offs	(1,896)	(1,646)
Balance at End of Period	$24,444	$19,954

Delinquencies in our consolidated residential real estate loan portfolio were $84 million and $68 million as of March 31, 2008 and December 31, 2007, respectively. Delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies stood at 1.25% and 0.96% at March 31, 2008 and December 31, 2007, respectively. As a percentage of the original balances, delinquencies stood at 0.30% and 0.24% at March 31, 2008 and December 31, 2007, respectively.

Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We accrue interest on loans until they are more than 90 days past due or deemed uncollectible, at which point they are placed on nonaccrual status. When a loan becomes REO, we estimate the specific loss, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest), and charge this specific estimated loss against the reserve for credit losses. Subsequent changes in value are then recorded through market valuation adjustments, net in our consolidated income statements. The carrying value of REO as of March 31, 2008 was $16 million of which $7 million related to transfers into REO in the first quarter of 2008 and $6 million were REO liquidations reducing the balance. The carrying value of REO as of December 31, 2007 was $15 million of which $14 million related to transfers into REO in 2007 and $1 million from transfers in 2006. The transfers in the first quarter of 2008 were $9 million of principal on which we recorded a loan loss expense of $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 11. Reserves for Credit Losses  – (continued)

The following table summarizes the activity in reserves for credit losses for our commercial real estate loans held-for-investment for the three months ended March 31, 2008 and 2007.

Commercial Real Estate Loan Reserves for Credit Losses

	Three Months Ended March 31,
(In Thousands)	2008	2007
Balance at beginning of period	$2,348	$—
Provision for (reversal of) credit losses	—	2,348
Charge-offs	—	—
Balance at End of Period	$2,348	$2,348

During the first quarter of 2007, we fully reserved for an anticipated loss on a junior mezzanine commercial loan financing a condominium-conversion project in the amount of $2 million. The reserve for credit losses on commercial loans relates to that loan.

Note 12. Other Assets

Other assets as of March 31, 2008 and December 31, 2007 are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2008	December 31, 2007
Real estate owned (REO)	$16,371	$15,118
Fixed assets and leasehold improvements	5,256	5,666
Principal receivable	1,838	2,819
Other	1,529	1,630
Total Other Assets	$24,994	$25,233

Note 13. Redwood Debt

We enter into repurchase agreements, bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. We also issued commercial paper for financing residential and real estate loans during 2007. We refer to these borrowings as Redwood debt. We report Redwood debt at its unpaid principal balance. We also have other types of recourse debt such as subordinated notes (See Note 15).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 13. Redwood Debt  – (continued)

The table below summarizes the outstanding balances of Redwood debt as of March 31, 2008 and December 31, 2007 by collateral type.

Redwood Debt

	March 31, 2008
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	1	$—	$1,000,000	10/08
Real estate securities	1	2,086	2,086	—
Unsecured line of credit	1	—	10,000	5/08
Total Facilities	3	$2,086	$1,012,086

	December 31, 2007
(In Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Facilities by collateral
Real estate loans	1	$—	$1,000,000	10/08
Real estate securities	1	7,561	7,561	—
Unsecured line of credit	1	—	10,000	1/08
Total Facilities	3	$7,561	$1,017,561

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. They are uncommitted and mature within a year. For the three months ended March 31, 2008, the average balance of Redwood debt was $21 million, with a weighted-average interest cost of 3.39%. For the three months ended December 31, 2007 the average balance of Redwood debt was $27 million, with a weighted-average interest cost of 5.63%. At March 31, 2008 and December 31, 2007, accrued interest payable on Redwood debt was $1,400 and $12,000, respectively.

Due to the decline in mortgage market economic conditions that began in 2007, we determined that we did not need the same level of available Redwood debt facilities as we had at the beginning of that year. Therefore, we did not renew the majority of our facilities as they expired and we closed our Madrona facility in December 2007. In addition, in this current economic climate, we are only showing the limit equal to existing borrowings on facilities for which we do not have a documented commitment. We believe, however, we could increase our borrowings on these facilities to the extent we had appropriate collateral.

The table below summarizes Redwood debt by weighted average interest rates and by collateral type in Redwood debt at March 31, 2008 and December 31, 2007.

Redwood Debt

	March 31, 2008			December 31, 2007
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Real estate loan collateral	$—	—	—	$—	—	—
Securities collateral	2,086	2.94%	24	7,561	5.25%	22
Total Redwood Debt	$2,086	2.94%	24	$7,561	5.25%	22

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 13. Redwood Debt  – (continued)

Redwood debt as of March 31, 2008 and December 31, 2007 matured within 30 days of the period end.

As of March 31, 2008 for active agreements, we were in breach on one of our International Swaps and Derivatives Association (ISDA) agreement covenants with a counterparty due to a decline in total reported net worth. We have subsequently received a waiver from this counterparty. We were also in breach on five other ISDAs due to the net worth covenants. There was no impact to our financial statements for these events.

We continue to be in compliance with our other covenants on our borrowing arrangements and credit facilities. These covenants generally relate to our tangible net worth, liquidity reserves, and leverage requirements. While we generally do not anticipate having any problems in meeting most of our covenants on these arrangements, the decline and future volatility in our reported net worth has required us to renegotiate covenants and temporarily reduce the number of counterparties with whom we transact business. It is our intention to renew facilities, including amend the net worth covenants as needed, as well as pursue additional facilitie s and other types of financing including committed facilities.

Note 14. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities sponsored by us issue ABS issued to raise the funds to acquire assets from us and others. Each series of ABS issued consists of various classes that pay interest at variable or fixed rates. Substantially all of the variable-rate ABS issued are indexed to one, three, or six-month LIBOR, with interest paid monthly or quarterly. A lesser amount of the ABS issued is fixed for a term and then adjusts to a LIBOR rate (hybrid ABS issued) or is fixed for its entire term. Some of the ABS issued are IOs and have coupons set at a fixed-rate or a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitization entity.

The maturity of each class of ABS issued is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of an ABS is likely to occur earlier than its stated maturity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 14. Asset-Backed Securities Issued  – (continued)

The carrying value components of the collateral for ABS issued and outstanding as of March 31, 2008 and December 31, 2007 are summarized in the table below.

Collateral for Asset-Backed Securities Issued

	March 31, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$6,751,491	$18,801	$6,770,292	$7,173,940	$25,426	$7,199,366
Real estate securities	—	925,768	925,768	—	1,762,314	1,762,314
Other real estate investments	—	—	—	—	293	293
Non-real estate investments	—	78,770	78,770	—	79,125	79,125
Real estate owned (REO)	15,184	—	15,184	13,744	—	13,744
Restricted cash	315	137,758	138,073	337	112,793	113,130
Accrued interest receivable	32,284	7,232	39,516	37,907	9,928	47,835
Total Collateral for ABS Issued	$6,799,274	$1,168,329	$7,967,603	$7,225,928	$1,989,879	$9,215,807

The components of ABS issued by consolidated securitization entities as of March 31, 2008 and December 31, 2007, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

(In Thousands)	March 31, 2008	December 31, 2007
Sequoia ABS issued – certificates with principal value	$6,511,149	$6,904,937
Sequoia ABS issued – interest-only certificates	29,516	35,220
Unamortized premium on Sequoia ABS	3,826	6,009
Total Sequoia ABS issued	6,544,491	6,946,166
Acacia ABS issued	3,339,583	3,403,748
Unamortized discount on Acacia ABS	—	(20,635)
Market value discount on Acacia ABS	(2,293,423)	—
Total Acacia ABS issued	1,046,160	3,383,113
Total Consolidated ABS Issued	$7,590,651	$10,329,279
Sequoia ABS:
Range of weighted average interest rates, by series	2.64% to 5.90%	4.42% to 6.14%
Stated maturities	2010 – 2047	2008 – 2047
Number of series	38	39
Acacia ABS:
Range of weighted average interest rates, by series	3.29% to 5.43%	5.40% to 6.06%
Stated maturities	2039 – 2052	2039 – 2052
Number of series	10	10

On January 1, 2008 we elected to account for the ABS issued in Acacia under the FVO and so these are recorded at fair value at March 31, 2008. Prior to this election Acacia ABS issued was reported at cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 14. Asset-Backed Securities Issued  – (continued)

As of March 31, 2008 of the total of $7.6 billion reported value of ABS issued, zero contractually matures within 1 year, $95 million matures within 1 to 3 years, $224 million matures within 3 to 5 years, and $7.3 billion matures in over 5 years.

Amortization of deferred asset-backed securities issuance costs were $2 million and $7 million for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes the accrued interest payable on ABS issued as of March 31, 2008 and December 31, 2007. Interest due on Sequoia ABS is settled monthly and on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2008	December 31, 2007
Sequoia	$16,847	$19,648
Acacia	25,612	32,237
Total Accrued Interest Payable on ABS Issued	$42,459	$51,885

Note 15. Subordinated Notes

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

At March 31, 2008 and December 31, 2007, the accrued interest payable balance on subordinated notes was $1 million and $2 million, respectively.

Note 16. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. We may retain up to 10% of our REIT ordinary taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status, and have done so in recent years. It is our intention to distribute all net capital gains. However, we did not have any net capital gains in 2007 and do not expect any in 2008. We are also subject to income taxes on taxable income earned at our taxable subsidiaries.

We recognized total tax provisions for both the three months ended March 31, 2008 and 2007 of $2 million.

Our tax provision is determined by applying our expected annual effective tax rate to our GAAP pre-tax income (loss). The effective tax rate is determined as the ratio of tax liability to an estimate of GAAP pre-tax income (loss). This annual GAAP estimate is based on annualized actual GAAP results to date. The estimate of the annual effective tax rate used by annualizing year-to-date results may not be reflective of actual GAAP earnings for the year. However, we believe this is an appropriate estimate for applying the effective tax rate to GAAP income that is volatile due to mark-to-market valuations. Differences in taxable income from GAAP

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 16. Taxes  – (continued)

(loss) income reflect various accounting treatments for tax and GAAP such as the accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and changes in market valuations on certain assets, hedges, and liabilities. Some of these differences create timing differences as to when the taxable income is earned and the tax is paid and when the GAAP (loss) income is recognized and the GAAP tax provision is recorded. Some of the differences are permanent as the income (or expense) may be recorded for tax and not for GAAP (or vice-versa). One such significant permanent difference is, as a REIT, we are able to deduct for tax purposes the dividends paid to shareholders.

The following is a reconciliation of the statutory federal and state rates to the effective rates, as estimated for the three months ended March 31, 2008 and 2007.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended, March 31,
	2008	2007
Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%
Differences in taxable income from GAAP income	(68.9)%	11.7%
Dividend paid deduction	25.8%	(44.8)%
Effective Tax Rate	(1.1)%	8.9%

Our taxable income before dividend distributions has been higher than our GAAP net (loss) income primarily due to the accounting for credit losses and the market valuation write-downs taken on our assets for GAAP but not for tax. In 2007 and thus far in 2008, mark-to-market adjustments for GAAP were significant and we reported a GAAP net loss while reporting positive taxable income. As a result, the impact on the effective tax rate of the dividends paid deduction appears to be an increase in the effective tax rate.

Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2004 to 2007 and state, years 2003 to 2007) as of March 31, 2008 and December 31, 2007 and concluded that we have no material FIN 48 liabilities to be recognized at this time.

Note 17. Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the difference between fair value and amortized cost for real estate securities accounted for as AFS and interest rate agreements accounted for as cash flow hedges.

At March 31, 2008 the net unrealized loss on AFS securities was $62 million, as compared to a net unrealized loss of $541 million at December 31, 2007. As part of the adoption of FAS 159 for all securities in Acacia and IGS at Redwood as of January 1, 2008, net unrealized losses of $459 million were reclassified from accumulated other comprehensive loss to retained earnings. Subsequent to the adoption of FAS 159, values of AFS securities declined further. However, we recognized impairments on securities at March 31, 2008, and, as a result accumulated other comprehensive loss decreased by $21 million during the quarter.

Also included in accumulated other comprehensive loss are any net gains or losses from interest rate agreements previously accounted for as cash flow hedges that have been terminated or de designated as cash flow hedges and where the hedge transactions are still likely to occur. See Note 10 for details on interest rate

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 17. Stockholders’ Equity  – (continued)

agreements. With the adoption of FAS 159 on January 1, 2008, the interest rate agreements in the Acacia securitization entities were de-designated as cash flow hedges with a fair value at that time of negative $33 million which remained in accumulated other comprehensive loss. This balance will be amortized over the remaining lives of Acacia ABS. During the first quarter of 2008 we amortized $1 million into interest expense.

The following table provides a summary of the components of accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007.

Accumulated Other Comprehensive Loss

(In Thousands)	March 31, 2008	December 31, 2007
Net unrealized (losses) on real estate securities	$(61,924)	$(541,153)
Net unrealized (losses) on interest rate agreements accounted for as cash flow hedges	(31,367)	(32,613)
Total Accumulated Other Comprehensive Loss	$(93,291)	$(573,766)

Note 18. Equity Compensation Plans

Stock-Based Compensation

At January 1, 2006, upon adoption of FAS 123R, we had $19 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). Most of these awards have vested and these costs expensed. Since then, additional awards have been granted and at March 31, 2008 the unamortized costs totaled $16 million. These costs will be expensed over the next six years, over half of which will be recognized over the next twelve months.

Incentive Plan

In March 2006, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our shareholders in May 2006. The Incentive Plan authorizes our board of directors (or a committee appointed by our board of directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and DERs to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our board of directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. As of March 31, 2008 and December 31, 2007, 237,358 and 493,646 shares of common stock, respectively, were available for grant. On March 5, 2008 the board of directors approved, subject to shareholders’ approval, an increase of 1.5 million shares in the number of authorized shares available for grant.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

A summary of stock option activity during the three months ended March 31, 2008 and 2007 is presented in the table below. See Note 3 for a discussion on the assumptions used to value stock options at grant date.

Stock Options Activity

	Three Months Ended March 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Options outstanding at beginning of period	833,215	$37.60	1,072,622	$34.70
Options granted	—	—	15,715	55.76
Options exercised	(27,599)	19.55	(54,176)	32.24
Options forfeited	(33,262)	55.34	(1,699)	56.11
Options expired	—	—	—	—
Stock dividend equivalent rights earned	—	—	—	—
Options Outstanding at Period-End	772,354	$37.48	1,032,462	$35.11
Options exercisable at period-end	749,050	$36.84	925,679	$32.76
Weighted average fair market value of options granted during the period		$—		$4.29

For the three months ended March 31, 2008 and 2007, expenses related to stock options were $0.2 million and $0.6 million, respectively. As of March 31, 2008, there was less than $1 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of less than one year.

The total intrinsic value or gain (fair value less exercise price) for options exercised was less than $1 million and $1 million for the three months ended March 31, 2008 and 2007 respectively. The net cash proceeds received from the exercise of stock options was less than $1 million for both the three months ended March 31, 2008 and 2007.

The aggregate intrinsic value of the options outstanding and exercisable was $7 million at both March 31, 2008 and December 31, 2007.

In the first quarter of 2008, officers did not exercise any options. In the first quarter of 2007, officers exercised 23,487 options and surrendered 15,715 shares to pay exercise costs and taxes totaling $1 million within the guidelines of the Incentive Plan. The gains on these option exercises totaled $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

The following table summarizes information about stock options outstanding at March 31, 2008.

Stock Options Exercise Prices as of March 31, 2008

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10 to $20	290,600	1.42	$12.93	290,600	$12.93
$20 to $30	29,293	2.57	24.18	29,293	24.18
$30 to $40	2,500	5.11	36.19	2,500	36.19
$40 to $50	49,271	4.46	43.35	49,271	43.35
$50 to $60	400,690	5.57	55.53	377,386	55.38
$ 0 to $60	772,354	3.82	37.48	749,050	36.84

Restricted Stock

As of March 31, 2008 and December 31, 2007, 33,710 and 17,646 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through January 2012.

Restricted stock activity for the three months ended March 31, 2008 and 2007 is presented in the table below. There were 28,656 and no restricted stock awards granted during the three months ended March 31, 2008 and 2007, respectively. We generally grant restricted stock annually as part of compensation. However the 2007 annual grants were awarded in the first quarter of 2008.

Restricted Stock Outstanding

	Three Months Ended March 31, 2008 Shares	Weighted Average Grant Date Fair Market Value	Three Months Ended March 31, 2007 Shares	Weighted Average Grant Date Fair Market Value
Restricted stock outstanding at the beginning of period	17,646	$50.15	27,524	$49.57
Restricted stock granted	28,656	31.93	—	—
Stock for which restrictions lapsed	(4,731)	49.49	(4,308)	46.88
Restricted stock forfeited	(7,861)	38.66	(92)	56.18
Restricted Stock Outstanding at End of Period	33,710	$37.43	23,124	$50.05

The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28) and FAS 123R.

For the three months ended March 31, 2008 and 2007, the expenses related to restricted stock were less than $1 million. As of March 31, 2008, there was less than $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them and restrictions on these outstanding DSUs lapse through 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

For the three months ended March 31, 2008 and 2007, expenses related to DSUs were $3 million and $4 million, respectively. As of March 31, 2008, there was $15 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of one year. As of March 31, 2008 and December 31, 2007, the number of outstanding DSUs that had vested was 370,828 and 301,406, respectively.

The table below provides a summary relating to the value of DSUs as of March 31, 2008 and December 31, 2007.

Deferred Stock Units

(In Thousands)	March 31, 2008	December 31, 2007
Value of DSUs at grant	$47,166	$38,587
Participant forfeitures	(1,366)	(1,311)
Distribution of DSUs	(2,715)	(2,715)
Change in value at period end since grant	(7,566)	(10,256)
Value of DSUs at End of Period	$35,519	$24,305

The following table provides a summary of DSU activity for the three months ended March 31, 2008 and 2007.

Deferred Stock Units Activity

	Three Months Ended March 31,
	2008			2007
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	709,848	$24,305	$48.69	737,740	$42,848	$48.91
Grants of DSUs	268,327	8,577	31.97	13,431	784	58.35
Distribution of DSUs	—	—	—	(43,751)	(2,100)	47.99
Change in valuation during period	—	2,691	—	—	(4,623)	—
Participant forfeitures	(1,031)	(54)	52.38	(4,150)	(212)	51.20
Net change in number/value of DSUs	267,296	11,214	—	(34,470)	(6,151)	—
Balance at End of Period	977,144	$35,519	$36.35	703,270	$36,697	$49.60

We generally grant DSUs annually as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008.

Executive Deferred Compensation Plan

In May 2002, our board of directors approved the 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP is an asset of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest crediting account is set forth in the EDCP. The accrual rate is based on 120% of the long-term applicable federal rate (AFR). Participants may also use their deferrals to acquire additional DSUs. Information on DSUs is provided above.

For the three months ended March 31, 2008 and 2007, deferrals were made to the cash accounts of the EDCP of $2 million and $1 million, respectively.

The following table provides detail on changes in participants’ EDCP cash accounts for the three months ended March 31, 2008 and 2007.

EDCP Cash Accounts Activity

	Three Months Ended March 31,
(In Thousands)	2008	2007
Transfer into participants’ EDCP accounts	$2,299	$1,088
Accrued interest earned in EDCP	140	391
Participants’ withdrawals	(52)	(793)
Net Change in Participants’ EDCP Accounts	$2,387	$686
Balance at beginning of period	$9,071	$9,693
Balance at end of period	$11,458	$10,379

The following table provides detail on the financial position of the EDCP at March 31, 2008 and December 31, 2007.

Balance of Participants’ EDCP Cash Accounts

(In Thousands)	March 31, 2008	December 31, 2007
Participants’ deferrals	$8,388	$6,141
Accrued interest credited	3,070	2,930
Balance of Participants’ EDCP Accounts	$11,458	$9,071

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

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2008 and December 31, 2007, 52,730 and 48,302 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

The table below presents the activity in the ESPP for the three months ended March 31, 2008 and 2007.

Employee Stock Purchase Plan

	Three Months Ended March 31,
(In Thousands)	2008	2007
Balance at beginning of period	$—	$3
Transfer in of participants’ payroll deductions from the ESPP	129	124
Cost of common stock issued to participants under the terms of the ESPP	(129)	(118)
Net change in participants’ equity	$—	$6
Balance at End of Period	$—	$9

Note 19. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2008 and 2007 are presented in the table below.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2008	2007
Fixed compensation expense	$5,674	$4,616
Variable compensation expense	1,857	2,251
Equity compensation expense	3,306	3,349
Severance expense	—	2,380
Total compensation expense	10,837	12,596
Systems	2,133	1,656
Due diligence	10	707
Office costs	1,522	1,180
Accounting and legal	1,101	855
Other operating expenses	765	808
Total Operating Expenses	$16,368	$17,802

Note 20. Commitments and Contingencies

As of March 31, 2008, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $15 million. The majority of the future lease payments relate to a ten-year operating lease for our executive offices, which expires in 2013, and a lease for additional office space at our executive offices beginning January 1, 2008 and expiring May 31, 2018. The total lease payments to be made under the lease expiring in 2013, including certain free-rent periods, are recognized as office rent expense on straight-line basis over the lease term. Operating lease expense was less than $1 million for both the three months ended March 31, 2008 and 2007. Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term. The unamortized leasehold improvement balance at both March 31, 2008 and December 31, 2007 was $3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 20. Commitments and Contingencies  – (continued)

Future Lease Commitments by Year

(In Thousands)	March 31, 2008
2008 (nine months)	$1,292
2009	1,688
2010	1,709
2011	1,831
2012	1,882
2013 and thereafter	6,692
Total	$15,094

At March 31, 2008, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

Stock Repurchases

We announced a new stock repurchase plan in November 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases during the first quarter of 2008 and, as of March 31, 2008, there remained 5,000,000 shares available for repurchase under this plan.

Note 21. Recent Developments

In March 2008, the board of directors approved, subject to stockholders’ approval, an increase in authorized shares from 50 million to 75 million for possible future equity offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (SEC), including reports on Forms 10-K, 10-Q, and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the availability of high quality assets for purchase at attractive prices; declines in home prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, rating agency downgrades of securities and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; and other factors not presently identified. This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Summary

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide high cash flow returns over a long period of time to help support our goal of distributing attractive levels of dividends to our shareholders. For tax purposes, we are structured as a real estate investment trust (REIT).

Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of assumed risk dictates the manner in which we finance our purchase of and derive income from these investments.

Our investments in residential, commercial, and collateralized debt obligation (CDO) credit-enhancement securities (CES, or below investment-grade securities) have concentrated credit risk. We finance the acquisition of most of our first-loss and equivalent CES that are directly exposed to credit losses with capital without the use of financial leverage. To date, our primary credit-enhancement investment focus has been in securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. Our CES investment returns depend on the amount and timing of the cash flows (interest and principal payments) collected on the loans in the pools supporting the securities. In an ideal environment, for most of our residential CES, we would experience fast loan prepayments and low credit losses which would, in turn, lead to attractive CES returns. Conversely, the return on most of our residential CES investments would be adversely affected by slow loan prepayments and high credit losses.

We also make investments in the securitization entities we sponsor — Sequoia and Acacia. The Sequoia entities hold real estate loans. The Acacia entities hold real estate securities. The real estate securities held by the Acacia entities are generally investment-grade securities (IGS), which have less concentrated credit risk than CES, as well as some second-loss, third-loss, and equivalent CES. The income we earn on our investment in the equity of these securitization entities is based upon the spread between the yield on the assets owned by each entity and the cost of funds borrowed by each entity to fund its assets. The cost of funds is the interest paid on the asset-backed securities (ABS) issued by each of these entities. Each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. However, we are required under generally accepted accounting principles in the United States (GAAP) to consolidate the assets and liabilities of the Sequoia and Acacia entities for financial statement reporting purposes.

We account for both the assets and liabilities of Sequoia at cost. Prior to 2008, we were required, for financial statement purposes, to mark-to-market (MTM) all of the assets of Acacia to fair value, but we were not permitted to MTM paired liabilities. This GAAP accounting treatment resulted in a carrying value for our investments in Acacia of a negative $1.4 billion at December 31, 2007. Effective January 1, 2008, we elected to adopt a new accounting standard, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), to value the assets and liabilities of the Acacia entities. This new standard significantly improved the disparity that existed between the GAAP carrying value of our Acacia investments and our estimate of the economic value of those investments. In accordance with FAS 159, we recorded a one-time, cumulative-effect adjustment to our balance sheet that increased the balance of our stockholders’ equity at January 1, 2008 by $1.5 billion. Our reported consolidated stockholders’ equity at December 31, 2007 was a negative $718 million. After giving affect to the adoption of FAS 159, our reported GAAP stockholders’ equity at January 1, 2008 was a positive $751 million. At March 31, 2008, our reported GAAP stockholders’ equity was $585 million. The decline in reported equity over the course of the first quarter was the result of continued declines in the value of the securities we hold with equity and the payment of our regular dividend, only partially offset by the generation of net interest income before market valuation adjustments (MVA) and a small amount of new equity raised through our direct stock purchase and dividend reinvestment plan. These factors are further discussed below.

In the first quarter of 2008, the public and private sectors took steps to address the deep and complex problems in the real estate and capital markets. Initial positive steps have been taken — rate cuts, liquidity infusions, stimulus package, increasing write-offs, and capital raising initiatives — to address the problems and bring financial stability.

We anticipate that the process of fixing the mortgage turmoil will not be easy and the road ahead will be bumpy. The forces that created this disarray were at work for several years and it is reasonable to expect that it will take at least a few years to resolve. It is likely to be a drawn-out process intertwined with legal, political, and regulatory issues and requiring structural changes in the credit and capital markets. The correction that is taking place is healthy and we believe that it will benefit those companies, such as Redwood, that are prepared for these changes and have remained disciplined investors over the past few years.

Results

Our reported GAAP loss for the first quarter of 2008 was $172 million ($5.28 per share) compared to GAAP net income of $18 million ($0.66 per share) for the first quarter of 2007. In the first quarter of 2008, we declared a regular dividend of $0.75 per share. Our board of directors has announced its intention to maintain the regular dividend at $0.75 per share per quarter during 2008.

The table below presents the components of our GAAP net (loss) income for the first quarters of 2008 and 2007.

Table 1 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2008	2007
Interest income	$168,006	$215,105
Management fees	1,482	1,180
Interest expense	(128,762)	(169,256)
Net interest income before market valuation adjustments	40,726	47,029
Market valuation adjustments, net	(193,932)	(10,264)
Net interest (loss) income	(153,206)	36,765
Operating expenses	(16,368)	(17,802)
Realized gains on sales and calls, net	42	1,146
Other	(255)	—
Provision for income taxes	(1,800)	(1,800)
Net (Loss) Income	$(171,587)	$18,309
Diluted weighted average common shares outstanding	32,511,445	27,684,029
Net (loss) income per share	$(5.28)	$0.66

By far the largest factor in the decline in net income in the first quarter of 2008 as compared to the first quarter of 2007 was a $184 million increase in negative market valuation adjustments (MVA). This increase is discussed in detail in the Market Valuation Adjustments Discussion below.

Another factor negatively affecting our net income was a $6 million decline in net interest income before MVA. This decrease was primarily attributable to higher credit loss provisions on loans held by Sequoia securitization entities and the absence of any discount accretion on securities held at Acacia securitization entities due to the adoption of FAS 159 in the first quarter, partially offset by higher net interest income generated from CES and IGS held at Redwood. Also contributing to the decline in net income was a decrease in sales of assets and a resulting reduction in gains on sales.

Operating expenses for the first quarter of 2008 were in line with same quarter last year after adjusting for $2 million in severance expenses in the first quarter of 2007. Also included in our first quarter 2008 income is other expense representing the minority interest of limited partners in the Opportunity Fund, whose assets are consolidated on our financial statements. The provision for income taxes remained at $2 million in each of the first quarters of 2008 and 2007.

Our estimated taxable income for the first quarter of 2008 was $0.79 per share, as compared to $1.48 per share for the first quarter of 2007. Our REIT taxable income for the first quarter of 2008 was $0.76 per share, as compared with $1.29 per share for the first quarter of 2007. Our REIT taxable income determines the minimum amount of dividends we must distribute in order to maintain our tax status as a REIT. Taxable income continues to run higher than GAAP income as we are not permitted to establish credit reserves or recognize mark-to-market (MTM) adjustments for tax purposes. We amortize more of our CES discount into income for tax accounting purposes, generally do not record impairments or other changes in fair value on assets or liabilities for tax accounting purposes, and have a higher tax basis in these securities. Consequently, any future credit losses on our CES will have a more significant impact on taxable income and REIT taxable income than on GAAP income. See Potential Income Tax Volatility below.

The consolidating income statement below presents our net income for investments held at Redwood and the investments held in the Sequoia and Acacia securitization entities. The income from assets in the Opportunity Fund is included within Redwood. It is important to note that Acacia and Sequoia are not separate business segments. This presentation highlights the impact from the consolidation of those entities on our overall results. A detailed discussion of net (loss) income in the first quarter of 2008, including a comparison to the income in the first quarter of 2007, for each of these investments is provided below under Results of Operations.

Table 2 Consolidating Income Statements

	Three Months Ended March 31, 2008
(In Thousands)	Redwood	Sequoia	Acacia	Elimination	Redwood Consolidated
Net interest income before market valuation adjustments	$32,846	$4,073	$3,807	$—	$40,726
Market valuation adjustments, net	(166,663)	(419)	(26,850)	—	(193,932)
Net interest (loss) income	(133,817)	3,654	(23,043)	—	(153,206)
Operating expenses	(16,326)	(42)	—	—	(16,368)
Realized gains on sales and calls, net	39	—	3	—	42
Income from Sequoia	3,612	—	—	(3,612)	—
Loss from Acacia	(23,040)	—	—	23,040	—
Other	(255)	—	—	—	(255)
Provision for income taxes	(1,800)	—	—	—	(1,800)
Net (Loss) Income	$(171,587)	$3,612	$(23,040)	$19,428	$(171,587)

	Three Months Ended March 31, 2007
(In Thousands)	Redwood	Sequoia	Acacia	Elimination	Redwood Consolidated
Net interest income before market valuation adjustments	$27,241	$9,545	$10,243	$—	$47,029
Market valuation adjustments, net	(7,288)	—	(2,976)	—	(10,264)
Net interest (loss) income	19,953	9,545	7,267	—	36,765
Operating expenses	(17,802)	—	—	—	(17,802)
Realized gains on sales and calls, net	1,869	—	(723)	—	1,146
Income from Sequoia	9,545	—	—	(9,545)	—
Income from Acacia	6,544	—	—	(6,544)	—
Other	—	—	—	—	—
Provision for income taxes	(1,800)	—	—	—	(1,800)
Net (Loss) Income	$18,309	$9,545	$6,544	$(16,089)	$18,309

Market Conditions

During the first quarter of 2008, residential and commercial real estate prices remained under pressure and borrower delinquencies and defaults escalated. Additionally, banks and other financial institutions substantially reduced their extension of credit and slashed advance rates for collateralized borrowings, even for repurchase borrowings backed by Fannie Mae and Freddie Mac securities. The combination of deteriorating credit fundamentals, together with the contraction in market liquidity, caused prices for real estate securities to record their steepest decline in a single quarter since the mortgage credit crisis began over a year ago.

The capital markets for non-agency residential and commercial mortgages essentially shut down during the quarter. New residential non-agency securitizations were at their lowest level in several years and trading activity of existing securities through the mortgage capital markets remained extremely light.

Market unrest peaked in early March. The actions by the Fed and the Treasury to reduce systemic financial risk, the 75 basis point rate cut in the federal funds rate, the opening of the Fed discount window to certain broker/dealers, and the reduction in the excess capital requirements for Fannie Mae and Freddie Mac appear to have reduced the substantial pressure that had built up and restored some stability to the markets. Trading remains light, but prices for real estate securities seem to be holding. We would caution that it is still early in this credit cycle and this stability may be temporary.

The table below illustrates the additional interest rate spread that investors have required to compensate for the perceived credit risk of various types of residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS).

RMBS and CMBS BBB Spreads
(Basis points over LIBOR)

For some assets, declines in fair values reflect the near-certainty of serious credit losses being realized. For others, significant future losses may not occur, but there is a perceived increase in the risk of loss resulting in a lower value. Finally, many assets are not at serious risk of loss but have declined in value largely because of the limited number of observed sales in the market. Many of the sales that did occur were by distressed sellers, resulting in further downward pressure on market prices.

In the first quarter of 2008, the commercial real estate finance market was hit hard, after having been somewhat insulated from the severe price declines observed in the residential mortgage markets. Technical forces took hold during this quarter when bearish speculators began driving down prices for commercial securities and their derivatives. Yield spreads on commercial securities quickly rose, becoming more correlated with spreads on residential securities. This has severely affected the commercial securitization markets and originators that use securitization as a financing strategy have been unable to quote competitive new loans to income-property owners.

The economic headwinds facing commercial borrowers and corporate tenants are becoming more severe. Property values continue to fall as capitalization rates on commercial real estate rise. Tightened underwriting standards have made it difficult for many borrowers to refinance their loans at maturity. Still, observable credit deterioration to date has been moderate. Serious delinquencies for U.S. commercial real estate securitizations hit record lows during the first quarter before trending upward in March. We expect that delinquencies will continue to rise and we expect more ratings downgrades and eventual credit losses. We believe wider market spread pricing levels are attractive for some CMBS, despite increased risks, especially for well-protected IGS. There are good opportunities to acquire high-quality CMBS, commercial loans, and other commercial real estate assets producing good yields with significant upside potential once the economy begins to strengthen.

Quarterly Activity

During the first quarter of 2008, we had several notable accomplishments despite extremely difficult market conditions. We remain challenged, however, by rising credit costs, primarily from residential loans originated in 2006 and 2007.

During the first quarter, we put $65 million of capital to work at what we believe are attractive yield rates. Our investments generated $52 million of cash flow in excess of operating and interest costs. Additionally, the Opportunity Fund described below, which we formed for the purpose of investing in distressed securities, received capital commitments of $46 million from new limited partners.

We invested $38 million in seasoned prime residential securities, $20 million in distressed subprime residential and CDO securities on behalf of the Opportunity Fund, and $7 million to acquire a portion of the investment-grade asset-backed securities (ABS) issued by Acacia entities in 2004 and 2005. Our weighted average cost for these Acacia ABS purchases was 21% of their principal value.

As we had forewarned in previous discussions, delinquencies and credit losses increased during the first quarter. We believe we have adequate credit reserves for GAAP purposes, however, we are not allowed to establish reserves for tax purposes. Our credit losses for tax purposes were $14 million in the first quarter, up from $5 million in the prior quarter. Although this increase was due in part to timing considerations as a higher level of short sales of residential mortgages has accelerated loss realization. Nevertheless, our estimates of cumulative losses are also increasing and we expect to realize higher levels of credit losses during the remainder of 2008 and, likely into 2009. We believe a portion of these credit losses may be recoverable from third parties, including mortgage originators, due to breaches of representations and warranties regarding the mortgage loans underlying our investments in securities. We intend to pursue those remedies to the extent it is appropriate to do so.

On March 31, 2008, we completed an important step in the expansion of our asset management business by closing the Opportunity Fund with $96 million of capital commitments, including $46 million from new limited partner investors and $50 million from Redwood. From these commitments, actual fundings through quarter-end were $8 million from partners and $40 million from Redwood. The offer and sale of interests in this private fund were not registered under the federal securities laws. This fund was formed to capitalize on the dislocation in the subprime RMBS and CDO markets. Redwood will earn management and incentive fees on the third-party capital invested and earn a return on its direct capital investment. The fund invested $20 million in the first quarter of this year and $22 million during the fourth quarter of 2007. Expansion of our asset management business is an important part of our long-term growth plans.

Capital and Liquidity

Our excess capital position was $247 million at March 31, 2008, a decrease from $282 million at December 31, 2007. During the first quarter, our sources of capital were $52 million generated from portfolio cash flows in excess of operating costs and financing costs, $10 million raised from stock issuance under our direct stock purchase and dividend reinvestment plan, $2 million in management fees, and $8 million drawn from limited partner investors’ commitments for the Opportunity Fund. Our uses of capital were $65 million for new investments, $25 million for dividend payments, $6 million for the repayment of Redwood debt, $5 million for changes in working capital and internal risk adjusted capital requirements, and $6 million held in restricted cash at the opportunity fund.

Our net deployment of capital was $35 million during the first quarter of 2008. We expect to continue financing most new investments with capital, either on our own or with third-party capital sourced through funds or other asset management vehicles.

Our quarter-end liquidity position remained strong at $263 million. Redwood debt (short-term debt not included in capital) was $2 million at March 31, 2008. We have no liquidity issues or need to sell assets.

We further discuss our excess capital and net liquidity in the Cash Requirements, Sources of Cash, and Liquidity section under Financial Conditions later in this report.

Outlook

We expect that GAAP earnings will remain volatile. Early into the second quarter, prices for some real estate securities have increased. This is the first time in a year that prices and spreads have found support. It is still too early to project whether prices will hold, but if they do, GAAP and economic earnings could improve. We may still encounter MTM volatility from our consolidation of the Acacia entities, however, due to the technical valuation methodologies required under FAS 159. In addition, we may recognize additional GAAP impairment losses on residential, commercial, and CDO securities held at Redwood. Negative MTM balance sheet write-downs that have not yet been realized through the income statement totaled $67 million at March 31, 2008. Income statement impairment charges related to these unrealized losses will not affect GAAP book value, since these MTM losses were already deducted from stockholders’ equity at March 31, 2008.

While it may take a few quarters for residential credit-sensitive investment opportunities to develop fully, we have recently increased our pace of less credit-sensitive residential investments. Since the end of the first quarter through May 5th, we invested $84 million of capital, primarily to acquire seasoned residential investment-grade securities. We acquired these securities at 72% of face value. Our base case returns, which assume no price appreciation or leverage, fall within our equity hurdle rate of 12% to 18%.

Our rate of capital deployment has increased significantly from first quarter levels as noted above. It is difficult to project with precision our rate of capital deployment for the remainder of 2008 as it will depend on the overall level of market trading activity, which could quickly accelerate due to forced liquidations or balance sheet re-structuring by other financial institutions. Our capital deployment will also depend on our success in designing and completing new forms of risk transfers from and credit-enhancements for banks. As we get more clarity around the size and likelihood of these investment opportunities, we will review our options for raising additional capital. Any new capital raised should be accretive to economic book value and should be deployed within a reasonable period of time. Our best estimate is that our current excess capital will take us through the third quarter of 2008.

Our REIT taxable income for 2008 will depend on, among other things, our ability to deploy our excess capital effectively and on the level of realized credit losses. We anticipate that credit losses, as measured for tax purposes, will increase substantially in 2008 relative to our recent experience. If the realization of credit losses becomes concentrated in any one quarter or series of quarters, taxable income may be less than our regular dividend rate. However, the board of directors has indicated it intends to maintain the regular quarterly dividend rate of $0.75 per share during 2008.

Although it is still early in the year and much could change, our best current estimate is that taxable income for 2008, plus taxable income carried over from 2007, will exceed our regular dividend rate for this year. We believe it is unlikely that we will pay a special dividend in 2008, since we currently estimate that any excess taxable income available at year-end is not likely to exceed the amounts that we customarily retain or defer distributing until the next year.

Results of Operations

Net Interest Income Before MVA

Net interest income before MVA consists of the interest earned on interest-bearing assets less interest expense on debt, ABS issued, and subordinated notes. The table below summarizes net interest income before MVA earned by our various investments for the first quarters of 2008 and 2007.

Table 3 Net Interest Income Before MVA Summary

	Three Months Ended March 31, 2008
(In Thousands)	Redwood	Sequoia	Acacia	Elimination	Redwood Consolidated
Interest income	$35,561	$87,125	$47,467	$(2,147)	$168,006
Management fees	—	—	1,482	—	1,482
Interest expense	(2,715)	(83,052)	(45,142)	2,147	(128,762)
Net Interest Income Before MVA	$32,846	$4,073	$3,807	$—	$40,726

	Three Months Ended March 31, 2007
(In Thousands)	Redwood	Sequoia	Acacia	Elimination	Redwood Consolidated
Interest income	$28,889	$129,280	$59,617	$(2,681)	$215,105
Management fees	—	—	1,180	—	1,180
Interest expense	(2,139)	(120,765)	(49,033)	2,681	(169,256)
Net Interest Income Before MVA	$26,750	$8,515	$11,764	$—	$47,029

Net Interest Income Before MVA at Redwood

The table below presents the net interest income before MVA for the assets and liabilities held at Redwood, including the assets held in the Opportunity Fund for the first quarters of 2008 and 2007. It is followed by a discussion of the significant components of net interest income.

Table 4 Net Interest Income Before MVA at Redwood

	Three Months Ended March 31,
	2008			2007
(Dollars in Thousands)	Total Interest Income (Expense)	Average Amortized Cost	Yield	Total Interest Income (Expense)	Average Amortized Cost	Yield
Interest Income
Cash and cash equivalents	$2,250	$284,757	3.16%	$1,312	$137,735	3.81%
Real estate loans	98	4,758	8.24%	(2,815)	8,157	(138.04)%
Real estate securities – AFS	29,021	418,953	27.71%	28,056	568,707	19.73%
Real estate securities – FVO	2,100	47,572	17.66%	—	—	—
Other real estate investments	2,092	5,836	143.39%	2,336	35,228	26.52%
Total Interest Income	35,561			28,889
Interest Expense
Interest expense on Redwood debt	(182)	21,477	(3.39)%	(82)	5,775	(5.68)%
Interest expense on subordinated notes	(2,533)	146,242	(6.93)%	(2,057)	97,013	(8.48)%
Total Interest Expense	(2,715)			(2,139)
Net Interest Income Before MVA	$32,846			$26,750

Interest Income — Cash and Cash Equivalents

Interest income from cash and cash equivalents was $2 million in the first quarter of 2008, an increase from $1 million in the first quarter of 2007. The primary reason for this increase was higher average cash balances as we operated with higher levels of excess capital in the 2008 period. Yields were lower in the 2008 periods as short-term interest rates have declined over the last twelve months.

Interest Income — Real Estate Loans

We had minimal interest income on commercial real estate loans in the first quarter of 2008 as compared to negative $3 million realized in the first quarter of 2007. The charge in 2007 reflected a reserve for an anticipated loss on a mezzanine commercial loan financing for a condominium-conversion project.

During the first quarter of 2008, we owned a small balance of unsecuritized residential real estate loans that are being marketed for sale. In the first quarter of 2007, we did not own any real estate loans at Redwood. Interest income on loans we acquired in anticipation of a securitization through Sequoia are included in Sequoia’s interest income below.

Interest Income — Real Estate Securities AFS

Interest income on AFS securities during the first quarter of 2008 was $29 million, a slight increase from the $28 million earned in the first quarter of 2007. The table below presents the components of interest income and yield for real estate securities for the first quarters of 2008 and 2007.

Table 5 Interest Income — AFS Securities at Redwood

Three Months Ended March 31, 2008
(Dollars in Thousands)

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
AFS – Redwood
IGS
Residential	$247	$382	$629	$15,794	6.26%	9.67%	15.93%
Commercial	—	—	—	—	—	—	—
CDO	923	435	1,358	27,743	13.31%	6.27%	19.58%
Total IGS	1,170	817	1,987	43,537	10.75%	7.51%	18.26%
CES
Residential	10,324	11,570	21,894	190,394	21.69%	24.31%	46.00%
Commercial	6,523	(1,523)	5,000	183,446	14.22%	(3.32)%	10.90%
CDO	140	—	140	1,576	35.53%	—	35.53%
Total CES	16,987	10,047	27,034	375,416	18.10%	10.70%	28.80%
Total AFS Real Estate Securities	$18,157	$10,864	$29,021	$418,953	17.34%	10.37%	27.71%

Three Months Ended March 31, 2007
(Dollars in Thousands)

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
AFS – Redwood
IGS
Residential	$744	$(141)	$603	$36,793	8.09%	(1.53)%	6.56%
Commercial	49	—	49	3,191	6.14%	—	6.14%
CDO	291	—	291	17,368	6.70%	—	6.70%
Total IGS	1,084	(141)	943	57,352	7.56%	(0.98)%	6.58%
CES
Residential	9,289	13,180	22,469	317,207	11.71%	16.62%	28.33%
Commercial	5,849	(1,403)	4,446	186,838	12.52%	(3.00)%	9.52%
CDO	198	—	198	7,310	10.83%	—	10.83%
Total CES	15,336	11,777	27,113	511,355	12.00%	9.21%	21.21%
Total AFS Real Estate Securities	$16,420	$11,636	$28,056	$568,707	11.55%	8.18%	19.73%

Interest income on IGS accounted for as AFS increased from $1 million in the first quarter of 2007 to $2 million in the first quarter of 2008. We have recently been acquiring IGS at prices that generate higher yields than we had been earning on these types of assets in prior years. This increase in yield resulted in an increase in interest income in the first quarter of 2008, as compared to the first quarter of 2007, even though our average balance was lower in the 2008 period. The election of how we account for future IGS acquisitions (i.e., available-for-sale or fair value option) will be made at the time of acquisition.

The majority of our real estate securities accounted for as AFS consist of residential and commercial credit-enhancement securities (CES). We acquire many first-loss residential securities at 25% to 35% of their principal value and other, more senior, credit-enhancement securities at 50% to 100% of their principal value. Many of these securities are priced at a substantial discount to their principal value since future credit losses could reduce or eliminate the principal value of these securities. Our yields on these investments depend on how much principal and interest we eventually collect and how quickly we receive those payments. The faster we collect principal and the longer it takes to realize credit losses, the better our investment returns.

Interest income from our residential CES was $22 million for the first three months of 2008, approximately the same amount of interest income earned in the first quarter of 2007. The level of income remained relatively stable as the decrease in the average balance was generally offset by an increase in our yields. This offset occurred in substantial part because of impairments we recorded in prior periods. If the dollar amount of the impairment exceeds any adverse change in cash flows, the yield we will subsequently report on the impaired asset may increase from previous levels. Even when the asset is impaired primarily due to adverse changes in future cash flows, the asset will be marked down to a lower price that may generate a higher yield based on the revised cash flows. The impact of previous impairments accounted for a large part of the increase in yields on our residential CES from the first quarter of 2007 (28.33%) to the first quarter of 2008 (46.00%).

The impact of the reduction in prepayment speeds during the first quarter of 2008 slightly offset the increase in yields. Residential real estate securities backed by ARMs and option ARMS represented 21% (by market value) of our residential CES portfolio at March 31, 2008. Average prepayment rates declined to 23% average constant prepayment rate (CPR) in the first quarter of 2008 compared to average speeds of over 36% CPR in 2007. Residential real estate securities backed by fixed and hybrid mortgage loans represented 79% of our residential CES portfolio at quarter end and average prepayment rates slowed to 12% CPR in the first quarter of 2008 compared to 15% CPR in 2007.

Residential real estate securities backed by option ARMs give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. The unpaid interest is added to the loan balance creating negative amortization (neg am). The amount of neg am interest we currently recognize or defer for GAAP purposes on option ARM securities depends on our expectation of collectability. We currently do not expect to collect the neg am interest on our securities backed by option ARMs. As a result, in the first quarter of 2008 we deferred recognition of neg am interest of $1 million on our securities backed by option ARMs. In the first quarter of 2007, we deferred $1 million, which represented the neg am interest on only our B-rated and non-rated securities backed by option ARMS. We will recognize any deferred interest on these securities only if and when cash is received. Our cumulative deferred neg am interest was $9 million at March 31, 2008, an increase from $8 million at December 31, 2007.

Interest income from our commercial CES was $5 million for the first three months of 2008, a slight increase over the same period in 2007. Our yield increased from 9.52% in the first quarter of 2007 to 10.90% in the first quarter of 2008. Similar to residential CES, commercial CES are acquired at a net discount. Commercial CES generally have a ten year maturity and are not expected to receive principal prepayments prior to maturity. Our yields will change as a result of observed and anticipated credit performance as well as from changes in the amortized costs of our portfolio (due to impairments or acquisitions).

Interest Income — Real Estate Securities FVO

Effective January 1, 2008, we elected to account for some IGS held at Redwood under the fair value option of FAS 159 (FVO). This includes certain IGS we acquired and subsequently sold during the period. Interest income recognized under this accounting method for these securities in the first quarter of 2008 included only the cash coupon earned on these securities. In 2007, we did not have FVO securities.

Interest Income — Other Real Estate Investments

Other real estate investments (OREI) held at Redwood consist of residential IOs, NIMs, and residuals and are accounted for as trading instruments. Although the fair value of these securities has fallen considerably, we may receive relatively high amounts of cash flow on certain of these assets. When that occurs, the interest income yield on these assets will be high during the relevant period. We expect the cash flows and resulting yields from these types of investments to be volatile.

Interest Expense — Subordinated Notes

During the first quarter of 2008, our interest expense on these notes was only slightly higher as short-term interest rates declined over the last twelve months which mostly offset the higher balance. Our subordinated notes bear interest at three-month LIBOR plus 225 basis points (2.25%). The cost of funds accrued on these notes includes the amortization of transaction costs.

Interest Expense — Redwood Debt

Interest expense on Redwood debt was nominal in the first three months of 2008 and 2007. Interest income during the first quarters of 2008 and 2007 represents interest on short-term debt incurred by Redwood to fund the acquisition of certain securities. We also use short-term debt to finance the accumulation of loans and securities in anticipation of a securitization by a Sequoia or Acacia entity and interest on this debt is included as expense for Sequoia and Acacia below.

Net Interest Income Before MVA at Sequoia

Sequoia is our brand name for securitizations of residential real estate loans which we sponsor. Although our exposure to these loans is limited to our investments in each Sequoia securitization entity, we are required under GAAP to consolidate these loans and ABS issued by the Sequoia entities on our consolidated balance sheet. These assets and liabilities are reported on a cost basis. The net interest income reported represents the GAAP earnings we realized on our investments in these entities and the net spread earned during the accumulation of residential real estate loans.

Table 6 Net Interest Income Before MVA at Sequoia

Three Months Ended March 31, 2008
(Dollars in Thousands)

	Interest Income (Expense)	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income (Expense)	Average Amortized Cost	Yield
Interest Income
Cash and cash equivalents	$29	$—	$—	$29	$3,670	3.16%
Real estate loans	102,663	(7,509)	(8,058)	87,096	6,895,530	5.05%
Total Interest Income	102,692	(7,509)	(8,058)	87,125
Interest Expense
Interest expense on ABS issued	(82,986)	90	—	(82,896)	6,745,557	(4.92)%
Interest rate agreement (expense) income	(156)	—	—	(156)
Total Interest Expense	(83,142)	90	—	(83,052)
Net Interest Income Before MVA	$19,550	$(7,419)	$(8,058)	$4,073

Three Months Ended March 31, 2007
(Dollars in Thousands)

	Interest Income (Expense)	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$142,882	$(12,121)	$(1,481)	$129,280	$8,704,147	5.94%
Total Interest Income	142,882	(12,121)	(1,481)	129,280
Interest Expense
Interest expense on ABS issued	(96,585)	(1,467)	—	(98,052)	6,845,355	(5.73)%
Interest expense on repo debt	(22,073)	—	—	(22,073)	1,554,391	(5.68)%
Interest rate agreement (expense) income	(640)	—	—	(640)
Total Interest Expense	(119,298)	(1,467)	—	(120,765)
Net Interest Income Before MVA	$23,584	$(13,588)	$(1,481)	$8,515

Interest Income — Real Estate Loans

Total interest income on residential real estate loans decreased to $87 million in the three months ended March 31, 2008 from $129 million in the three months ended March 31, 2007. This decrease resulted from lower average balances of residential real estate loans, increased credit provisions in the first quarter of 2008 relative to the first quarter of 2007, and a decrease in short-term interest rates which has reduced the coupon rates on these loans. Our average residential real estate loan balance decreased to $6.9 billion during the first quarter of 2008 from $8.7 billion during the first quarter of 2007, reflecting loan repayments but offset by loan acquisitions in the first half of 2007.

At March 31, 2008, 66% of these residential real estate loans consisted of one or six-month LIBOR adjustable-rate loans (LIBOR ARMs). The level of short-term interest rates and the shape of the yield curve have an impact on the prepayment performance of LIBOR ARM loans. As the yield curve flattened and short-term interest rates rose beginning in early 2004, prepayments on these loans accelerated and, until recently, have generally prepaid at relatively fast speeds. In the second half of 2007, as the yield curve steepened and short-term interest rates began to fall, prepayments on LIBOR ARM loans slowed considerably. The average constant prepayment rate for our LIBOR ARMs was 46% in 2006, 38% in 2007, and 24% on an annualized basis in the first quarter of 2008.

Loan premium amortization expense was $8 million for the three months ended March 31, 2008 and $12 million for the three months ended March 31, 2007. The rate of prepayments of these loans is generally the primary factor in determining premium amortization and over the last several quarters, prepayment speeds have been slowing. However, for loans acquired prior to July 2004, which represented 35% of the loan balance at March 31, 2008, current short-term interest rates are also a contributing factor to our amortization of premium. As short-term rates decrease (which they have done in recent quarters) premium amortization potentially accelerates. During recent months, short-term rates have been falling, thus, even though principal paydowns for these loans during the first quarter equaled 7% of the December 31, 2007 balance, we amortized 10% of the premium balance that existed at the beginning of the quarter. See the Potential for GAAP Earnings Volatility below for further discussion.

During the first quarter of 2008, our provision for credit losses for residential loans was $8 million as compared to a provision of $1 million during the first quarter of 2007. As the residential loans on our consolidated balance sheet mature and if we do not acquire many new loans, we would expect to increase our credit reserve on a percentage basis, as we would expect our delinquencies to rise. On a percentage basis, our credit reserve increased to 0.36% of the residential loan balance at March 31, 2008 from 0.26% at December 31, 2007. Serious delinquencies (defined as those loans that are 90 days or more delinquent, in foreclosure) in residential loans have increased from $68 million (0.96% of the current loan balance) at December 31, 2007 to $84 million (1.25%) at March 31, 2008. As a percentage of original balance, serious delinquencies increased from 0.24% at December 31, 2007 to 0.30% at March 31, 2008.

Interest Expense — ABS Issued

Sequoia issued ABS that generally pays interest based on one-, three-, or six-month LIBOR, or in some instances, passes through the interest earned on the underlying assets. Some of the ABS issued was sold at a premium and we amortize this premium over time. We also amortize the costs of the issuance of ABS over their lives. Included in interest expense is the net expense on any interest rate agreements accounted for as cash flow hedges that we have entered into as part of our managing of interest rate risks for the asset and liabilities in Sequoia.

Table 7 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
ABS issued interest expense	$82,986	$96,585
ABS issued issuance expense amortization	2,093	4,500
Net ABS issued interest rate agreement income	156	640
Net ABS issued issuance premium income amortization	(2,183)	(3,033)
Total ABS Issued Interest Expense	$83,052	$98,692
Average balance of ABS issued	$6,745,557	$6,845,355
ABS issued interest expense	4.92%	5.64%
ABS issued issuance expense amortization	0.12%	0.26%
Net ABS issued interest rate agreement income	0.01%	0.04%
Net ABS issued issuance premium income amortization	(0.13)%	(0.18)%
Cost of Funds of ABS Issued	4.92%	5.77%

Interest expense on Sequoia was lower in the first quarter of 2008 than in the first quarter of 2007 as the result of continued paydowns of the underlying assets and repayments associated ABS outstanding with little new issuance. Our cost of funds has also decreased as short-term interest rates have declined over the past twelve months as nearly all of the ABS issued by Sequoia is indexed on LIBOR.

Net Interest Income Before MVA at Acacia

Acacia is our brand name for the collateralized debt obligation (CDO) securitizations which we sponsor. The pool of assets held by these CDO securitization entities consists of IGS and some CES. The securities are backed by prime, alt-a, and subprime residential real estate loans and commercial real estate loans. Acacia also owns related assets such as real estate CDO securities, corporate debt issued by equity REITs, commercial real estate loans, and synthetic assets derived from real estate assets. Even though our investments in Acacia securities generally only represents a small portion of the ABS issued, we are required to consolidate the assets and liabilities of Acacia on our GAAP financial statements. The net interest income before MVA we report represents the GAAP earnings we realized on our investments in these entities. Beginning January 1, 2008, we elected to account for both the assets and liabilities of Acacia using the fair value option under FAS 159. Prior to that, the securities were accounted for as AFS, loans were accounted for as held-for-investment, and the ABS issued were reported at their cost basis.

As a result of the adoption of FAS 159, interest income on the existing Acacia assets will be lower in 2008 in comparison to 2007 as there is no longer an accretion of discount included in interest income on Acacia assets.

Cash distributions from our Acacia investments can be disrupted based on credit rating agencies’ downgrades of the underlying collateral or due to deterioration in collateral performance. Our investment in each of these entities is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities. We believe the cash flows from our investments in four Acacia entities will be shut off in the second quarter of 2008, and there is a strong likelihood that cash flows from our investments in a fifth entity will be disrupted within a year. During the first quarter of 2008, we recognized a nominal amount of net interest income before MVA from these five entities. We recognized a total of $4 million in net interest income before MVA during the first quarter of 2008 on all our Acacia investments as shown in the table below.

Table 8 Net Interest Income Before MVA at Acacia

	Three Months Ended March 31,
	2008				2007
(Dollars in Thousands)	Total Interest Income (Expense)	Average Amortized Cost	Yield	Interest Income (Expense)	Discount (Premium) Amortization	Total Interest Income (Expense)	Average Amortized Cost	Yield
Interest Income
Cash and cash equivalents	$902	$114,156	3.16%	$1,020	$—	$1,020	$107,081	3.81%
Commercial real estate loans	371	21,941	6.76%	363	21	384	20,029	7.67%
Real estate securities	45,462	1,339,201	13.58%	50,341	7,743	58,084	2,606,754	8.91%
Other real estate investments	—	—	—	129	—	129	1,941	26.58%
Non-real estate investments	732	78,771	3.72%	—	—	—	—
Total Interest Income	47,467			51,853	7,764	59,617
Management fees	1,482			1,180		1,180
Interest Expense
Interest expense on ABS issued	(44,052)	1,456,506	(12.10)%	(39,028)	(3,352)	(42,380)	2,492,698	(6.80)%
Interest expense on repo debt	—			(8,939)		(8,939)	629,494	(5.68)%
Interest rate agreement (expense) income	(1,090)			2,286		2,286
Total Interest Expense	(45,142)			(45,681)	(3,352)	(49,033)
Net Interest Income Before MVA	$3,807			$7,352	$4,412	$11,764

Interest Income — Cash and Cash Equivalents

Interest income from cash and cash equivalents was $1 million in each of the first quarters of 2007 and 2008. Acacia generates a cash balance due the difference in timing between the monthly interest received on the assets in its securitization entities and the quarterly payments due on the ABS issued.

Interest Income — Commercial Real Estate Loans

Interest income from commercial real estate loans remained relatively stable each of the first quarters of 2007 and 2008.

Interest Income — Real Estate Securities FVO

The primary reason for the decrease in interest income earned from the first quarter of 2007 to the first quarter of 2008 was the adoption of the FVO under FAS 159 effective January 1, 2008 for these securities. Following the adoption of FAS 159, the interest income reported is equal to the cash coupon received; in prior periods, net interest income included the amortization of discount on certain assets. During the first quarter of 2007, we recorded $8 million of discount amortization in interest income. The amount we would have reported in the current period is now reflected as a component of MVA changes. The cost basis of these assets is now also equal to their fair values. Thus, even though our total interest income declined, our yields were higher in the first quarter of 2008 than in the first quarter of 2007 as the cost of these securities have been written down over the past year. The cash coupon on assets declined from the first quarter of 2007 to the first quarter of 2008 primarily as the result of lower short-term interest rates.

Interest Income — Other Real Estate Investments

Effective January, 1, 2008, the other real estate investments (OREI) in Acacia are accounted under the fair value option of FAS 159 and are now included in real estate securities FVO. In 2007, these were accounted for as trading instruments and we included an estimate of discount amortization to reflect a total market yield in interest income.

Interest Income — Non-Real Estate Investments

Interest income on non-real estate investments represents the cash coupon earned on a guaranteed investment contract (GIC) acquired by an Acacia securitization entity in the second quarter of 2007.

Management Fees

We are the manager of the Acacia entities and receive a management fee. Our asset management fees typically equal ten basis points of the outstanding principal balance of Acacia assets. These fees are paid to us in a first or senior priority from the cash flows of Acacia assets. Our management fee income increased over the past year as the result of the three new Acacia entities formed last year.

Interest Expense — Acacia ABS Issued

Interest expense on Acacia ABS issued increased to $44 million in the first three months of 2008 from $42 million in the first three months of 2007, primarily as a result of an increase in liabilities resulting from the creation of three new Acacia entities in 2007. The adoption of FAS 159 on January 1, 2008, results in the appearance that the balance of ABS issued decreased and cost of funds increased as these liabilities are now reported at fair values.

At March 31, 2007, we had eight Acacia securitizations outstanding (including one completed in February 2007) and at March 31, 2008, we had ten Acacia securitizations outstanding. In 2007, we accounted for the ABS issued at cost and our cost of funds included cash and the amortization of the costs of issuance and any net premium on issuance of the ABS. Beginning in 2008, we account for Acacia ABS at their fair value. Over the past year, the fair values have decreased and our carrying values of the outstanding balance of Acacia ABS issued has decreased accordingly. One reason for the decrease in fair value is that the market is demanding higher yields, and thus, our interest expense in the first quarter of 2008, which includes the cash payments on Acacia ABS issued, reflects the higher cost of funds required in the current market environment.

Interest Expense — Acacia Warehouse Debt

In the first quarter of 2007, we were accumulating assets for inclusion in future Acacia entities completed in the first half of 2007. We used warehouse financing facilities to fund this accumulation and our interest expense during this period was $9 million. We are not currently accumulating assets in anticipation of a securitization and have no warehouse debt. We do not anticipate accumulating assets for this type of securitization in the near future.

Interest Expense — Interest Rate Agreements

On January 1, 2008 we elected FVO under FAS 159 for the interest rate agreements in Acacia. These derivatives were previously accounted for as cash flow hedges under FAS 133. This reclassification resulted in the de-designation of the cash flow accounting treatment and we retained the fair value of these derivatives at January 1, 2008 (negative $33 million) in accumulated other comprehensive income (an equity account) on our consolidated balance sheets. We will amortize this balance through interest expense over the remaining lives of the Acacia liabilities and, in the first quarter of 2008, this amortization expense totaled $1 million. Any net payments and receipts, and the change in fair value of these derivatives are included in the market valuation change as discussed below.

Prior to 2008, when these derivatives were accounted for as cash flow hedges, the net payments and receipts were included in interest expense and any ineffective portion of the hedge (as determined according to GAAP) was recorded as a market valuation adjustment as discussed below.

Changes in Consolidated Interest Income and Interest Expense

The table below details how our consolidated interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Table 9 Volume and Rate Changes for Interest Income

	Change in Interest Income Three Months Ended March 31, 2008 Versus March 31, 2007
(In Thousands)	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(26,294)	$(12,991)	$(39,285)
Real estate securities – Redwood	(16,096)	19,161	3,065
Real estate securities – Acacia	(21,070)	8,983	(12,087)
Other real estate investments	(2,078)	1,705	(373)
Non-real estate investments	—	732	732
Cash and cash equivalents	1,503	(654)	849
Total Interest Income	$(64,035)	$16,936	$(47,099)

Volume change is the change in average balance of assets between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table. For investments we did not own in prior periods, the entire change is shown as changes in volume in the table. This table does not include income on Sequoia ABS issued held at Acacia.

Due to the adoption of FAS 159 on January 1, 2008 and other-than-temporary impairments on securities, the amortized cost of many of the securities consolidated on our balance sheet declined, which in many instances led to higher yields. Thus, this table shows a decline in interest income due primarily to a decrease in the volume of securities only partially offset by an increase in average yield. The magnitude of the increase in average yield was reduced as lower short-term interest rates resulted in lower coupon rates on adjustable rate mortgage loans. At the same time, the magnitude of the volume reduction was offset in part by an increase in the face amount of securities included on our consolidated financial statements.

The table below details how our consolidated interest expense changed by portfolio as a result of changes in consolidated liability balances (“volume”) and cost of funds (“rate”) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Table 10 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Three Months Ended March 31, 2008 Versus March 31, 2007
(In Thousands)	Volume	Rate	Total Change
Interest expense on ABS – Sequoia	$(1,400)	$(13,706)	$(15,106)
Interest expense on ABS – Acacia	(16,667)	21,715	5,048
Interest expense on Redwood debt	(30,789)	(123)	(30,912)
Interest expense on subordinated notes	1,044	(568)	476
Total Interest Expense on Total Obligation	$(47,812)	$7,318	$(40,494)

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table. This table does not include interest expense on Sequoia ABS issued held by Acacia.

The decrease in interest expense was due in part to the reduction in volume on ABS issued by Sequoia and a change in short-term interest rates which reduced our payments on all consolidated liabilities. However, similar to the impact of the adoption FAS 159 noted above on the change in interest income, the reported effect of volume and rate changes of the Acacia ABS is perhaps misleading as we actually increased the face value of Acacia ABS outstanding over the past year but the effect of FAS 159 lowered our reported balance and increased the cost of funds on these liabilities.

Market Valuation Adjustments

Market valuation adjustments were the most significant factor affecting our earnings for the first quarter of 2008. Market valuation adjustments are MTM changes in assets and liabilities consolidated on our financial statements that flow through our income statements. The accounting rules regarding MTM accounting are complex and may not clearly reflect the underlying economics; a topic that is more fully discussed under Critical Accounting Policies below. The following section provides a discussion of the MTM changes that occurred in the first quarters of 2008 and 2007 and their effect on our consolidated income statements and balance sheets.

Table 11 Mark-to-Market Adjustments Impact on Income Statement and Balance Sheet

	Three Months Ended March 31, 2008
(In Millions)	Redwood	Acacia	Total
Income Statement Impact
Market valuation adjustments
FVO assets	$(13)	$(787)	$(800)
FVO liabilities	—	810	810
Impairment on AFS securities	(144)	—	(144)
Changes in fair value on trading instruments	(10)	(50)	(60)
Total income statement impact	(167)	(27)	(194)
Balance Sheet Impact
Adjustment to OCI	21	—	21
Total Mark-to-Market Adjustments	$(146)	$(27)	$(173)

	Three Months Ended March 31, 2007
(In Millions)	Redwood	Acacia	Total
Income Statement Impact
Market valuation adjustments
Impairment on AFS securities	$(1)	$(1)	$(2)
Changes in fair value on trading instruments	(6)	(2)	(8)
Total income statement impact	(7)	(3)	(10)
Balance Sheet Impact
Adjustment to OCI	(20)	(79)	(99)
Total Mark-to-Market Adjustments	$(27)	$(82)	$(109)

Market Valuation Adjustments — Redwood

At Redwood, we hold most of our securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair value. Net MTM adjustments were negative $146 million in the first quarter of 2008 as compared to negative $27 million in the first quarter of 2007. The MTM adjustments for the first quarter of 2008 include a positive $1 million adjustment during the quarter on securities owned by the Opportunity Fund. The MTM adjustments on these securities, which are accounted for as AFS, did not flow through our income statement, as there were no other-than-temporary impairments.

The tables below detail the MTM adjustments on Redwood securities (including those at the Opportunity Fund) by underlying collateral type and by vintage.

Table 12 Mark-to-Market Adjustments by Underlying Collateral Type on Securities at Redwood

	Three Months Ended March 31, 2008
(In Millions)	IGS	CES	Loans, OREI & Derivatives	Total	MTM Percent(1)
Redwood
Residential
Prime	$(10)	$(56)	$(1)	$(67)	(40)%
Alt-a	(5)	(13)	(2)	(20)	(53)%
Subprime	(1)	(1)	(1)	(3)	(21)%
Residential total	(16)	(70)	(4)	(90)
Commercial	—	(47)	—	(47)	(32)%
CDO	(1)	(2)	—	(3)	(6)%
Interest rate agreements & other derivatives	—	—	(6)	(6)
Total Redwood Mark-to-Market Adjustments	$(17)	$(119)	$(10)	$(146)

(1)	This percentage represents the MTMs taken as a percentage of the reported market values at the beginning of the period, or purchase price if acquired during the period. It is intended to highlight the price declines by collateral type for the three months ended March 31, 2008. These price declines are for our specific portfolio and may not be indicative of price declines in the market in general.

Table 13 Mark-to-Market Adjustments by Vintage on Securities at Redwood

Three Months Ended March 31, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Loans & Derivatives	Total
Mark-to-Market Adjustments	$(35)	$(22)	$(34)	$(38)	$(10)	$(7)	$(146)

For accounting purposes, an AFS security is deemed impaired if the fair value is below amortized cost. An assessment is then required as to whether the impairment is temporary and is reflected as unrealized losses in the balance sheet, or is other-than-temporary and realized through the income statement as a market valuation adjustment. The assessment of other-than-temporary impairments requires a determination of whether there has been an adverse change in the underlying cash flows generated by a security, whether we have the intent and ability to hold the security and whether we believe the impaired security will recover its value within a reasonable period of time. This is a highly complex and subjective evaluation.

Based on our assessment, we recorded $144 million of other-than-temporary impairments through our income statement in the first quarter of 2008. Most of these impairments were the result of changes in the market’s expectation of cash flows and credit and a portion of these impairments were the result of our assessment that the values of many types of securities would not be highly likely to recover within a reasonable period of time. In the first quarter of 2007, we recorded $1 million of other-than-temporary impairments through our income statement, primarily as a result of changes in the market’s expectation of cash flows and credit. Over the past twelve months, while the outlook for credit has worsened, it has also become more difficult to meet the accounting requirements needed to support the notion that the market value of securities is likely to return to the cost basis of the securities within a reasonable period of time. Thus, the combination of a deteriorating credit outlook and uncertainty in the outlook for the return to prior pricing of real estate securities within a reasonable time horizon are the primary reasons the level of impairments are so much greater in the first quarter of 2008 than in the same period in 2007. We continue to expect impairments to occur and the levels may vary significantly from quarter to quarter.

All changes in the fair value of assets accounted for as FVO are included in market valuation adjustments. Certain prime and alt-a residential IGS and CDO IGS are accounted for as FVO. In the first quarter of 2008, a portion (negative $3 million) of the total change in fair value (negative $13 million) on these FVO securities was on securities we subsequently sold during this period. In 2007, we did not have any FVO assets.

Changes in the fair value of our assets accounted for as trading instruments (other real estate investments and certain interest rate agreements) are included in market valuation adjustments. Also included in this category are negative valuation adjustments on loans held-for-sale. These other market valuation adjustments totaled negative $10 million in the first quarter of 2008 and negative $4 million in the first quarter of 2007. These adjustments in the first quarter of 2008 included $3 million in negative adjustments associated with synthetic instruments that we traded out of during the period.

Market Valuation Adjustments — Acacia

For accounting purposes, we consolidate the balance sheets and income statements of the Acacia securitization entities. On January 1, 2008, we adopted a new accounting standard, FAS 159, and elected to fair value both the assets and liabilities of the Acacia entities. In accordance with FAS 159, we recorded a one-time, cumulative-effect adjustment to our January 1, 2008 opening balance sheet that decreased the carrying value of Acacia liabilities by $1.5 billion and increased equity. This new standard significantly reduces the disparity that existed between the GAAP carrying values of Acacia’s assets and liabilities.

As a consequence of adopting FAS 159, we will be required in the future to flow through our quarterly income statements the relative changes in the fair values of Acacia assets and liabilities as measured in their independent markets. At the end of March 31, 2008, Acacia entities held securities (assets) with a face value of $3.5 billion and ABS issued (liabilities) of $3.3 billion. There is no way to anticipate these relative changes from quarter to quarter. As a consequence, our earnings could vary, potentially significantly, as asset and liability fair values fluctuate over time.

During the first quarter, after giving effect to the one-time adjustment under FAS 159, fair values of both the assets and liabilities declined by approximately 40% during the first quarter of 2008. The assets and derivatives declined in value by $837 million and the ABS issued declined in value by $810 million. Thus, the net MTM change was thus negative $27 million and was recorded through market valuation adjustments.

The tables below detail MTM adjustments on securities (assets) held by Acacia entities during the first quarter of 2008.

Table 14 Market Valuation Adjustments by Underlying Collateral Type on Securities held by Acacia Entities

	Three Months Ended March 31, 2008
(In Millions)	IGS	CES	Loans, OREI & Derivatives	Total	MTM Percent(1)
Acacia
Residential
Prime	$(266)	$(107)	$(5)	$(378)	(55)%
Alt-a	(204)	(35)	—	(239)	(52)%
Subprime	(30)	(6)	—	(36)	(18)%
Residential total	(500)	(148)	(5)	(653)
Commercial	(21)	(76)	—	(97)	(36)%
CDO	(34)	(3)	—	(37)	(4)%
Interest rate agreements & other derivatives	—	—	(50)	(50)
Total Mark-to-Market Adjustments	$(555)	$(227)	$(55)	$(837)

(1)	This percentage represents the MTMs taken as a percentage of the reported market values at the beginning of the period, or purchase price if acquired during the period. It is intended to highlight the price declines by collateral type for the three months ended March 31, 2008. These price declines are for our specific portfolio and may not be indicative of price declines in the market in general.

Table 15 Market Valuation Adjustments by Vintage on Securities held by Acacia Entities

Three Months Ended March 31, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Loans & Derivatives	Total
Mark-to-Market Adjustments	$(177)	$(245)	$(249)	$(111)	$—	$(55)	$(837)
Mark-to-Market Percent	(38)%	(48)%	(50)%	(49)%	—

The table below details the MTM adjustments on ABS issued (liabilities) by Acacia entities during the first quarter.

Table 16 Market Valuation Adjustments of ABS Issued at Acacia

	Three Months Ended March 31, 2008
(In Millions)	2004 & Earlier	2005	2006	2007	Total
AAA	$102	$151	$197	$73	$523
AA	16	24	17	—	57
A	5	14	7	13	39
BBB	2	5	9	153	169
BB	—	—	5	9	14
B	—	—	—	6	6
NR	—	—	1	1	2
Total	$125	$194	$236	$255	$810

In our opinion, the best economic method to assess the value of our investments in Acacia is to calculate the net present value of future expected cash flows from these investments. Our March 31, 2008 estimate of the sum of future expected cash flows from our investments in Acacia securities, plus management fees we anticipate receiving from those entities, was $304 million. The net present value of these cash flows discounted at 45% was $49 million. We believe that $49 million is a reasonable approximation of the economic value of our investments in Acacia at March 31, 2008. If we were permitted for accounting purposes to use the valuation methodology described above, GAAP and economics would be in sync, and our financial statements and disclosures would be less complicated.

Discrepancies between the economic and GAAP valuations of our Acacia investments will continue to occur, even after the adoption of FAS 159, because under FAS 159 the cash flow value of our investments is not taken into account in determining the carrying value of our investments. Instead, GAAP carrying value of our investments is derived by subtracting the fair value of Acacia’s liabilities from the fair value of Acacia’s assets. Furthermore, Acacia’s assets and liabilities are valued separately in their independent markets. In theory, changes in the fair values of Acacia’s assets and liabilities should be reasonably correlated as they are paired within the same legal structure — ABS issued by each Acacia entity will be repaid directly and solely from the cash flows generated by the assets owned by that entity. However, at any given moment, the capital markets may use different discount rates and valuation parameters for Acacia’s collateral assets relative to its ABS issued to third parties. On March 31, 2008, for instance, the market values for Acacia liabilities were, in our view, depressed relative to the paired collateral asset values. As a consequence of this market condition, when we fair valued the assets and liabilities of the Acacia entities under FAS 159 at March 31, 2008, the derived net GAAP carrying value of our Acacia investments was $69 million. This result exceeded our $49 million estimate of economic value of our investments in Acacia entities based on the net present value of expected cash flows.

Operating Expenses

Total operating expenses were $16 million for the first three months of 2008, a decrease of $2 million from the first three months of 2007. Components of our operating expenses for the three months ended March 31, 2008 and 2007 are presented in the table below.

Table 17 Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2008	2007
Fixed compensation expense	$5,674	$4,616
Variable compensation expense	1,857	2,251
Equity compensation expense	3,306	3,349
Severance expense	—	2,380
Total compensation expense	10,837	12,596
Systems	2,133	1,656
Due diligence	10	707
Office costs	1,522	1,180
Accounting and legal	1,101	855
Other operating expenses	765	808
Total Operating Expenses	$16,368	$17,802

The primary reason for the decrease in operating expenses was the decrease in compensation expense which, during the first quarter of 2007, included a severance expense of $2 million resulting from a reorganization of our residential and commercial operations. Fixed compensation expense includes employee salaries and related employee benefits. With our average headcount increasing year-over-year, we had higher fixed compensation expenses in the first quarter of 2008. Variable compensation expense includes employee bonuses, which are based on the annual adjusted return on equity earned by Redwood and individual performance. The accrued variable compensation expense was slightly lower in the first quarter of 2008 as the company performance is worse thus far in 2008 than in the first quarter of 2007. Equity compensation expense includes the cost of equity awards granted to employees and directors over the vesting period.

Realized Gains on Sales and Calls

Total realized gains on sales and calls were lower during the first three months of 2008 compared to the first three months of 2007 because we had no gains on sales, and there were fewer calls of securities during the first quarter of 2008 as shown in the table below.

Table 18 Realized Gains on Sales and Calls, Net

	Three Months Ended March 31,
(In Thousands)	2008	2007
Realized gains (losses) on sales of:
Real estate loans	$—	$—
Real estate securities	—	(784)
Interest rate agreements	—	1,087
Total (losses) gains on sales	—	303
Total gains on calls	42	843
Total Realized Gains on Sales and Calls, Net	$42	$1,146

Other Comprehensive Income

As of December 31, 2007 most of our real estate securities were accounted for as AFS and were reported on our consolidated balance sheets at fair value and most of the derivative instruments in Acacia were accounted for as cash flow hedges and were also reported on our consolidated balance sheets at fair value. The differences between the value of these assets and their amortized costs were shown as a component of stockholders’ equity as accumulated other comprehensive income. Periodic changes in the fair value of these assets relative to amortized cost are included in other comprehensive income.

On January 1, 2008 we elected FVO for the assets, derivatives, and liabilities of Acacia and certain other assets at Redwood. The effect of this election was a reclassification of $458 million from accumulated other comprehensive income to retained earnings. This one time adjustment had no impact on our earnings. Subsequent changes to the values of FVO assets and liabilities flow through the income statement and not through other comprehensive income.

During the first quarter of 2008 (and subsequent to the adoption of FAS 159), as a result of the spread widening on real estate securities, their fair values decreased, including those held at Redwood still accounted for as AFS. We determined that many of these securities were now other-than-temporarily impaired. This determination led to impairment charges of $144 million during the quarter. A portion of the impairment charges on these assets had been included in accumulated other comprehensive income at December 31, 2007. The net result of these declines in values, impairment charges, and associated reclassifications, was $21 million in other comprehensive income for the quarter.

The table below provides cumulative balances of unrealized gains and losses and carrying value by type and rating of real estate securities at March 31, 2008 and December 31, 2007. It also reflects the change in balances of cumulative unrealized (loss) gains during the first quarter of 2008.

Table 19 Other Comprehensive Income (Loss) — Real Estate Securities

	Cumulative Unrealized (Loss) Gain		Adoption of FAS 159	Change in (Loss) Gain	Carrying Value
(In Thousands)	March 31, 2008	December 31, 2007	January 1, 2008	Three Months Ended March 31, 2008	March 31, 2008	December 31, 2007
Investment – Grade Securities
Residential	$(7,035)	$(240,538)	$240,568	$(7,065)	$27,424	$1,157,464
Commercial	—	(20,229)	19,701	528	—	89,676
CDO	(4,145)	(12,750)	7,428	1,177	26,541	113,619
Total IGS	(11,180)	(273,517)	267,697	(5,360)	53,965	1,360,759
Credit – Enhancement Securities
Residential	(42,502)	(143,510)	103,886	(2,878)	87,856	401,945
Commercial	(8,252)	(124,948)	86,624	30,072	99,523	336,835
CDO	10	822	—	(812)	686	10,541
Total CES	(50,744)	(267,636)	190,510	26,382	188,065	749,321
Total Real Estate Securities	$(61,924)	$(541,153)	$458,207	$21,022	$242,030	$2,110,080

Taxes

Provisions for Income Taxes

As a REIT, we are able to pass through substantially all of our earnings generated at our REIT to our shareholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Our income tax provision in the first quarter of 2008 was $2 million, the same as in the first quarter of 2007. Our tax provision is based on our annual estimates of taxable income at our taxable subsidiaries and an estimate of the amount of REIT taxable income we will retain. Our estimates are subject to change as the year progresses.

Taxable Income and Dividends

For our quarterly taxable earning estimates, we project our taxable earnings for the year and assume many of these events happen throughout the year. However, some of the events that could have significant affect on our taxable earnings are difficult to project, including the amount and timing of credit losses, prepayments, and stock option exercises. Thus, our quarterly taxable earnings are likely to be volatile. See the discussion in Potential Tax Income Volatility below.

In the first quarter of 2008, we earned an estimated $26 million of total taxable income, or $0.79 per share. Of this amount, $25 million was earned at the REIT and $1 million was earned at our taxable subsidiaries. Total taxable income is not a measure calculated in accordance with GAAP; it is the pre-tax income calculated for tax purposes. REIT taxable income is that portion of our taxable income that we earn at Redwood Trust and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Estimated REIT taxable income is an important measure as it is the basis of our required dividend distributions to shareholders.

Total estimated taxable income of $26 million in the first quarter of 2008 was less than the $40 million earned in the first quarter of 2007. This decrease was primarily the result of increases in credit losses on CES, slower prepayment speeds on securities we own at a discount, and less income generated on our investments in Acacia.

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

The table below reconciles GAAP income to total taxable income for the three months ended March 31, 2008 and 2007.

Table 20 Differences Between GAAP Net Income and Total Taxable Income

	Three Months Ended March 31,
(In Thousands, Except per Share Data)	2008	2007
GAAP net (loss) income	$(171,587)	$18,309
Difference in taxable income calculations
Amortization and credit losses	6,101	10,417
Operating expense differences	1,491	(1,713)
Realized gains on calls and sales	(5,273)	2,100
Unrealized market valuation adjustements	193,932	9,118
Income tax provisions	1,158	1,800
Total differences in GAAP/tax income	197,409	21,722
Taxable income	$25,822	$40,031
Shares used for taxable EPS calculations	32,710	27,129
Total taxable income per share	$0.79	$1.48

Our board of directors declared a regular dividend of $0.75 per share for the first quarter of 2008. As in the past few years, we currently plan to retain 10% of our 2008 taxable REIT income and defer the distribution of a portion of our taxable REIT income to shareholders into the subsequent year. At March 31, 2008, there was $47 million ($1.43 per share) of estimated 2008 and 2007 undistributed estimated REIT taxable income that we plan to distribute to our shareholders during 2008.

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

Loan Premium Amortization

Our unamortized loan premium on our consolidated residential real estate loans at March 31, 2008 was $79 million. This will be expensed over the remaining life of these loans. Amortization for a significant portion of this premium balance is driven by effective yield calculations that depend on interest rates and prepayments (see Critical Accounting Policies for further details). Loan premium amortization was $8 million in the first quarter of 2008 and $12 million in the first quarter of 2007. Declines in short-term interest rates and increases in prepayments could cause a significant increase in required amortization in subsequent periods.

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

FVO Assets and Liabilities

As of January 1, 2008 we elected FVO for all assets, derivatives, and liabilities in Acacia and certain other assets at Redwood. We also plan to elect FVO for certain new acquisitions. These FVO elections under FAS 159 could lead to significant GAAP volatility as we will now MTM through the income statement each quarter all of the assets and liabilities of Acacia and certain other assets and liabilities. The market value of paired assets and liabilities may not move in tandem in any one quarter. Thus, even if the liabilities can only be paid from the cash flows of the collateral assets (as in the Acacia securitization entities), we may report significant income or loss in a period.

Changes in Fair Values on Real Estate Securities

All our securities are classified as AFS, trading instruments, or FVO, and in all cases, are carried on our consolidated balance sheets at their estimated fair values. For the trading instruments and FVO securities, changes in the fair value flow through the income statement. For AFS securities, cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in our consolidated statements of stockholders’ equity. However, adverse changes to projected cash flows related to poor credit performance, our decision to sell assets, or the likelihood that fair values would return to previous levels within a reasonable time could create an other-than-temporary impairment for accounting purposes and could cause declines in fair values to be reported through our income statement as market valuation adjustments.

At March 31, 2008, we had $232 million of securities at Redwood. Of these, $98 million were backed by residential prime loans ($78 million CES and $20 million IGS), $17 million were backed by option alt-a residential loans ($9 million CES, $5 million IGS, and $3 million other real estate securities), $2 million were backed by residential subprime loans ($1 million CES and $1 million IGS), $100 million were CES backed by commercial loans, and $15 million were CDO IGS.

Most of these securities at Redwood (88%, or $205 million) are accounted for as AFS. In the event future credit performance on our CES securities is worse than our current projections, we would be required to report losses through our income statement. The remaining portion (12%, or $27 million, including prime and alt-a residential IGS, CDO IGS, and other real estate securities) are accounted for as FVO or trading instruments. All changes in their fair values are reported through our income statement.

At March 31, 2008, the Opportunity Fund had $36 million of securities accounted for as AFS. Of these, $9 million were subprime IGS and $27 million were CDO IGS.

Changes in Fair Values of Derivative Financial Instruments

To date, we have elected three classifications for derivative instruments: FVO, trading instruments, and cash flow hedges. All derivative instruments, regardless of classification, are reported on our consolidated balance sheets at fair value. Changes to the fair values of the derivatives classified as FVO or trading instruments are recognized through the consolidated statements of income (loss). For those derivatives accounted for as cash flow hedges, the changes in fair values are reported through our consolidated balance sheets with only the ineffective portions (as determined according to the accounting provisions) reported through our income statement.

We could experience significant earnings volatility from our use of derivatives. This could occur, for example, when changes in the fair values of the derivatives are reported through our income statement but changes in the fair values in the hedged assets or liabilities are not recognized in a similar manner. Earnings volatility could also occur as we expand our use of derivatives, including acquiring derivatives as investments and not just as hedging instruments.

Potential Tax Income Volatility

Taxable income may vary from quarter to quarter based on many reasons, three of which are discussed below.

Credit Losses

To determine taxable income we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced when credit losses occur. As a consequence, we are required to accrete the entire purchase discount on CES into taxable income over their expected life. For GAAP purposes, we do anticipate credit losses and only accrete a portion of the purchase discount into income. Additionally, for GAAP we write-down these securities when they become impaired. As a result, our income recognition on CES is faster for tax as compared to GAAP, especially in the early years of owning the assets (when there are generally few credit losses). At March 31, 2008, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $377 million. In addition, as of March 31, 2008, we had a credit reserve of $27 million for GAAP for our consolidated residential and commercial loans. As of March 31, 2008, we also had a $9 million reserve for accrued interest on securities backed by option ARMs for GAAP and no corresponding reserve on this income for tax. As we have no credit reserves for tax and a higher CES basis, any future credit losses on our CES or loans would have a more significant impact on tax earnings as compared to GAAP and may create significant taxable income volatility to the extent the level of credit losses varies during periods.

Income Recognition on Sequoia Interest-Only Securities (IOs)

As a result of rapid prepayments in prior years and in spite of the recent slowdown in prepayments on these loans, we continue to experience negative economic returns on some IOs we acquired from prior Sequoia securitizations. For tax purposes, however, we are not permitted to recognize a negative yield, so premium amortization expenses for tax have not been as high as they otherwise would have been based on the economic returns. That is, we are able to amortize our tax basis on these IOs by the amount of cash we received, effectively reporting zero income on these IOs until the tax basis is reduced. As a result, our current tax basis is $55 million and will continue to decrease as we earn cash on these IOs. Many of our Sequoia securitization entities are currently callable and others will become callable over the next two years. Depending on prevailing market conditions, we may call certain securitizations, at which time the remaining IO tax basis will be written off and an ordinary loss for tax will be realized. At this time, we do not anticipate calling any Sequoia deals in 2008. Our taxable earnings will vary from period to period based on the exact timing of these Sequoia calls.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Management’s Supplemental Analysis

The table set forth below shows the consolidating components of our consolidated balance sheet at March 31, 2008 after giving effect to the adoption of FAS 159 on January 1, 2008. We elected to apply FAS 159 to fair value the assets and liabilities of Acacia and certain other real estate securities held at Redwood. We did not elect to apply FAS 159 to Sequoia assets or liabilities, to most of the securities owned by Redwood, or to Redwood’s debt or subordinated notes.

Table 21 Consolidating Balance Sheet

March 31, 2008 (In Thousands)	Redwood	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$4,695	$6,751,491	$18,801	$—	$6,774,987
Real estate and other securities – FVO	23,371	—	925,768	—	949,139
Real estate and other securities – AFS	242,030	—	88,188	(88,188)	242,030
Other real estate investments	3,437	—	—	—	3,437
Non-real estate investments	—	—	78,770	—	78,770
Cash and cash equivalents	256,895	—	—	—	256,895
Total earning assets	530,428	6,751,491	1,111,527	(88,188)	8,305,258
Investment in Sequoia	145,680	—	—	(145,680)	—
Investment in Acacia	68,614	—	—	(68,614)	—
Restricted cash	11,180	315	137,758	—	149,253
Accrued interest receivable	(1,983)	32,284	7,232	—	37,533
Derivative assets	—	—	3,964	—	3,964
Deferred tax asset	8,481	—	—	—	8,481
Deferred asset-backed securities issuance costs	3,678	12,820	—	—	16,498
Other assets	13,135	3,009	8,850	—	24,994
Total Assets	$779,213	$6,799,919	$1,269,331	$(302,482)	$8,545,981
Redwood debt	$2,086	$—	$—	$—	$2,086
Asset-backed securities issued – Sequoia	—	6,544,491	—	—	6,544,491
Asset-backed securities issued – Sequoia FVO (IC)	—	88,188	—	(88,188)	—
Asset-backed securities issued – Acacia FVO	—	—	1,046,160	—	1,046,160
Accrued interest payable	1,423	16,847	25,612	—	43,882
Derivative liabilities	5,993	—	128,217	—	134,210
Accrued expenses and other liabilities	10,085	4,713	728	—	15,526
Dividends payable	24,532	—	—	—	24,532
Subordinated notes	150,000	—	—	—	150,000
Total liabilities	194,119	6,654,239	1,200,717	(88,188)	7,960,887
Total stockholders’ equity	585,094	145,680	68,614	(214,294)	585,094
Total Liabilities and Stockholders’ Equity	$779,213	$6,799,919	$1,269,331	$(302,482)	$8,545,981

At March 31, 2008, our stockholders’ equity totaled $585 million, we had unrestricted cash of $257 million, and we had short-term debt of only $2 million.

The following supplemental non-GAAP balance sheet presents our assets and liabilities as reported under GAAP and as estimated by us using economic values for our investments. We show our investments in the Sequoia and Acacia securitization entities in separate line items similar to the equity method of accounting, reflecting the reality that the underlying assets and liabilities owned by these entities are legally not ours. We own only the securities we have acquired from these entities. This table, except for our estimates of economic value, is derived from the table above.

Table 22 Components of Book Value

	March 31, 2008
(In Millions, Except per Share Data)	As Reported	Adjustments		Management's Estimate of Economic Value
Real estate securities (excluding Sequoia and Acacia)
Residential	$126	—		$126
Commercial	100	—		100
CDO	42	—		42
Subtotal real estate securities	268	—		268
Cash and cash equivalents	257	—		257
Investments in Sequoia	146	(54)(a)		92
Investments in Acacia	68	(19)(b)		49
Other assets/liabilities, net(d)	(4)			(4)
Subordinated notes	(150)	78	(c)	(72)
Stockholders' Equity	$585			$590
Book Value Per Share	$17.89			$18.04

(a)	Our actual Sequoia investments consist of CES, IGS, and IOs acquired by Redwood from the Sequoia entities. We calculated the $92 million estimate of economic value for these securities using the same valuation process that we followed to fair value all other real estate securities. In contrast, the $146 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by those entities to third party investors. We account for these loans and ABS issued at cost, not at fair value. This is the primary reason for the $54 million disparity between GAAP carrying value and our estimate of economic value.
(b)	Our actual Acacia investments consist of equity interests, and to a lesser extent ABS issued, that we acquired from the Acacia entities. The $49 million estimate of economic value of our investment interests in the Acacia entities at March 31, 2008 represents the net present value of projected cash flows from our Acacia investments and management fees discounted at 45%, except for the CDO ABS that we have recently repurchased at substantial discounts from face which are valued at cost. The reason for the difference between economic and GAAP carrying values is complex and relates to a significant difference in valuation methodology.
(c)	We issued $150 million of 30-year subordinated notes at an interest rate of LIBOR plus 225 basis points. Under GAAP, these notes are carried at cost. Economic value is difficult to estimate with precision as the market for these notes is currently inactive. We calculated the $72 million estimate of economic value using the same valuation process used to fair value our other financial assets and liabilities. Estimated economic value is $78 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk, if we had issued these subordinated notes at March 31, 2008, investors would have required a substantially higher interest rate.
(d)	Other assets/liabilities, net are comprised of real estate loans of $5 million, restricted cash of $11 million, and other assets of $24 million, less Redwood debt of $2 million, dividend payable of $25 million, and other liabilities of $17 million.

Summary

The following is a discussion of our business of investing in, financing, and managing real estate loans and securities by type of earning asset consolidated on our balance sheet.

Real Estate Securities at Redwood

The following table provides detail of the activity for the first quarter of 2008 with respect to the securities at Redwood, excluding our investments in Acacia and Sequoia and securities owned by those securitization entities and excluding the securities held at the Opportunity Fund.

Table 23 Real Estate Securities Activity at Redwood

March 31, 2008 (In Thousands)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	Total
Balance at beginning of period	$151,009	$12,226	$148,508	$2,372	$18,450	$332,565
Acquisitions	10,159	28,048	—	—	—	38,207
Principal repayments (including calls)	(16,787)	(1,702)	—	30	—	(18,459)
Recognized gains on calls, net	42	—	—	—	—	42
Discount amortization	11,570	63	(1,523)	—	—	10,110
Transfer from (to) other portfolios	953	3,105	—	—	—	4,058
Change in fair value adjustments, net	(68,749)	(15,890)	(47,462)	(1,716)	(2,946)	(136,763)
Balance at End of Period	$88,197	$25,850	$99,523	$686	$15,504	$229,760

During the quarter, we acquired $38 million securities, had MTM adjustments of negative $139 million, principal payments of $19 million and discount amortization of $10 million, resulting in a net $112 million reduction in our securities portfolio from $344 to $229 million at March 31, 2008.

At March 31, 2008, in addition to the $229 million of securities described above there were $3 million of OREI at Redwood.

The table below provides product type and vintage information regarding the $232 million of securities owned by Redwood.

Table 24 Real Estate Securities at Redwood

March 31, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Grand Total
Prime
IGS	$4	$1	$9	$—	$6	$20
CES	48	15	5	8	2	78
Alt-a
IGS	—	—	1	4	—	5
CES	1	4	1	3	—	9
OREI	—	—	2	1	—	3
Subprime
IGS	1	—	—	—	—	1
CES	—	—	—	1	—	1
Residential Subtotal	54	20	18	17	8	117
Commercial IGS	—	—	—	—	—	—
Commercial CES	16	21	48	15	—	100
CDO IGS	7	7	—	1	—	15
Totals	$77	$48	$66	$33	$8	$232

The following table presents the carrying value (which equals fair value) as a percent of face value at March 31, 2008 for the securities at Redwood.

Table 25 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

(Dollars in Millions)		2004 & Earlier		2005		2006		2007		2008		Total
		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$1	89%	$—	—	$—	—	$—	—	$—	—	$1	89%
	AA	1	65%	—	—	—	—	—	—	3	55%	4	56%
	A	—	—	—	—	9	50%	—	—	1	40%	10	49%
	BBB	2	35%	1	21%	—	—	—	—	2	32%	5	29%
	Resi – IGS Total	4	50%	1	24%	9	50%	—	0%	6	44%	20	44%
	Resi – CES
	B	12	29%	7	22%	2	28%	3	17%	1	18%	25	24%
	B	15	33%	2	15%	1	9%	3	12%	1	14%	22	22%
	NR	21	14%	6	6%	2	5%	2	6%	—	0%	31	9%
	Resi – CES Total	48	20%	15	11%	5	8%	8	10%	2	15%	78	14%
	Total Prime	$52	21%	$16	11%	$14	16%	$8	10%	$8	28%	$98	17%
Alt-A
Resi – IGS
	AAA	$—	—	$—	—	$—	—	$2	30%	$—	—	$2	30%
	A	—	—	—	—	—	—	1	95%	—	—	1	95%
	BBB	—	—	—	—	1	60%	1	27%	—	—	2	34%
	Resi – IGS Total	—	—	—	—	1	60%	4	33%	—	—	5	35%
	Resi – CES
	B	—	—	—	—	—	—	2	3%	—	—	2	4%
	NR	1	5%	4	9%	1	2%	1	2%	—	—	7	4%
	Resi – CES Total	1	5%	4	9%	1	2%	3	3%	—	—	9	4%
	OREI	—	—	—	—	2	1%	1	10%	—	—	3	1%
	Total Alt-A	$1	5%	$4	9%	$4	8%	$8	7%	$—	—	$17	8%
Subprime
	Resi – IGS
	BBB	$1	50%	$—	—	$—	—	$—	—	$—	—	$1	50%
	Resi – IGS Total	1	50%	—	—	—	—	—	—	—	—	1	50%
	Resi – CES
	NR	—	—	—	—	—	—	1	4%	—	—	1	4%
	Resi – CES Total	—	—	—	—	—	—	1	4%	—	—	1	4%
	Total Subprime	$1	50%	$—	—	$—	—	$1	4%	$—	—	$2	18%
CMBS
	Comm – CES
	BB	$5	54%	$—	—	$6	26%	$3	22%	$—	—	$14	30%
	B	—	—	—	—	7	22%	6	19%	—	—	13	21%
	NR	11	22%	21	17%	35	17%	6	17%	—	—	73	18%
	Comm – CES Total	16	27%	21	17%	48	18%	15	19%	—	—	100	19%
	Total CMBS	$ 16	27%	$ 21	17%	$ 48	18%	$15	19%	$ —	—	$ 100	19%
CDO
	CDO – IGS
	AAA	$—	—	$7	36%	$—	—	$—	—	$—	—	$7	36%
	AA	7	54%	—	—	—	—	—	—	—	—	7	54%
	BBB	—	—	—	—	—	—	1	5%	—	—	1	5%
	CDO – IGS Total	7	54%	7	36%	—	—	1	5%	—	—	15	25%
	Total CDO	$7	54%	$7	36%	$—	0%	$1	5%	$—	—	$15	25%

Over 80% of our investments in real estate securities at March 31, 2008 were residential and commercial CES. We acquire CES at a significant discount to their principal value as credit losses could reduce or totally eliminate the principal value of these bonds. Our return on these investments is based on how much principal and interest we receive, and how quickly we receive it. In an ideal environment we would experience fast prepayments and low credit losses allowing us to recover a substantial part of the discount as income. Conversely, the least beneficial environment would be slow prepayments and high credit losses.

The following table presents the components of carrying value (which equals fair value) at March 31, 2008 for residential and commercial CES.

Table 26 Credit-Enhancement Securities at Redwood

March 31, 2008 (In Millions)	Residential
	Prime	Alt-a	Commercial
Current face	$538	$217	$523
Unamortized discount, net	(61)	(1)	(37)
Discount designated as credit reserve	(358)	(205)	(378)
Amortized cost	119	11	108
Gross unrealized market value gains	3	—	2
Gross unrealized market value losses	(44)	(2)	(10)
Carrying Value	$78	$9	$100
Carrying value as a percentage of face	14%	4%	19%

We also own $1 million subprime CES with a face value of $36 million.

Residential Credit-Enhancement Securities at Redwood

A significant part of our business in terms of capital employed is investing in residential CES. These credit-enhancement securities have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that come from taking on concentrated credit risks.

We acquired $10 million residential CES the first quarter of 2008 which were all prime securities.

Our residential CES portfolio had a fair value of $88 million at March 31, 2008, a decrease of $63 million from the fair value of $151 million at December 31, 2007. The primary reason was a decline in fair values in these securities during this period.

As a result of the concentrated credit risk associated with residential CES, we are generally able to acquire these securities at a discount to their face (principal) value. At March 31, 2008, the difference between the principal value ($778 million) and carrying value ($88 million) — which equals the fair value of these residential loan CES — was $690. Of this difference, $584 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $64 million represented unamortized discount we are accreting into income over time, and $42 million represented net unrealized mark-to-market losses. Amortized cost (principal value less internal credit reserve less amortized discount) decreased $72 million from $202 million at December 31, 2007 to $130 million at March 31, 2008 primarily as a result of declines in fair values and the effect of the impairment charges. Net unrealized mark-to-market gains fell by $9 million from net losses of $51 million at December 31, 2007 to net losses of $42 million at March 31, 2008.

The following table details our residential CES portfolios by the product type and collateral vintage at March 31, 2008.

Table 27 Residential Credit-Enhancement Securities at Redwood — Product and Vintage

	Vintage
March 31, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
Option ARM	$3	$3	$1	$1	$—	$8
ARM	4	—	—	—	—	4
Hybrid	28	12	3	3	1	47
Fixed	13	—	1	4	1	19
Total prime	48	15	5	8	2	78
Alt-a
Option ARM	—	4	1	3	—	8
Hybrid	1	—	—	—	—	1
Total alt-a	1	4	1	3	—	9
Subprime
Hybrid	—	—	—	1	—	1
Total subprime	—	—	—	1	—	1
Total Residential CES	$49	$19	$6	$12	$2	$88

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

The loans underlying all of our residential CES totaled $151 billion at March 31, 2008, and consist of $127 billion prime, $18 billion alt-a, and $6 billion subprime. These loans are located nationwide with a large concentration in California (49%). During the first quarter of 2008, realized residential credit losses were $31 million of principal value, a rate that equals eight basis points (0.08%) on an annualized basis of the balance of the loans. Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2008 were 3.06% of current balance and 1.46% of original balance. For loans in prime pools, delinquencies were 1.27% of current balance and 0.60% of original balance. Alt-a pools had delinquencies of 9.51% of current balance and 4.49% of original balance. Subprime pools had delinquencies of 22.13% of current balance and 17.21% of original balance.

Residential Investment-Grade Securities at Redwood

We invest in investment-grade residential securities (IGS) backed by prime, alt-a, and subprime residential loans. Our residential IGS portfolio totaled $26 million at March 31, 2008, an increase from the

$12 million at December 31, 2007. The increase in this portfolio was the result of net acquisitions of $28 million, partially offset by decreases in the fair values of these securities during the period. The $28 million of net IGS acquired in the first quarter of 2008 were all prime securities.

The following table details our residential IGS portfolio by the product type and collateral vintage at March 31, 2008.

Table 28 Residential Investment Grade Securities at Redwood — Product and Vintage

	Vintage
March 31, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
Hybrid	$3	$1	$1	$—	$3	$8
Fixed	1	—	8	—	3	12
Total prime	4	1	9	—	6	20
Alt-a
Option ARM	—	—	1	—	—	1
Hybrid	—	—	—	4	—	4
Fixed	—	—	—	—	—	—
Total alt-a	—	—	1	4	—	5
Subprime
Hybrid	1	—	—	—	—	1
Total subprime	1	—	—	—	—	1
Total Residential IGS	$5	$1	$10	$4	$6	$26

Commercial Credit-Enhancement Securities at Redwood

Our total commercial CES was $100 million at March 31, 2008, a decrease from $149 million at December 31, 2007 due primarily to a decrease in the fair value of these securities. At March 31, 2008, these securities ($73 million were non-rated, $13 million were B-rated, and $14 million were BB-rated) provided credit-enhancement on $55 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide.

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($523 million) and carrying value ($100 million) of our commercial CES at March 31, 2008 was $423 million. Of this difference, $378 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $37 million represented unamortized discount we are accreting into income over time, and $8 million represented net unrealized MTM losses.

Seriously delinquent loans underlying commercial CES at March 31, 2008 were $227 million, an increase of $44 million from the beginning of the year. To date, most of the delinquencies have been concentrated in a few deals for which we have increased our credit reserves and impaired the securities through our income statement. We consider our credit reserve of $378 million to be appropriate as of March 31, 2008.

There were no acquisitions of commercial CES during the quarter although we may renew our acquisition of these types of securities later this year to the extent we find the pricing adequately reflects the risks of future commercial loan performance.

CDO Credit-Enhancement Securities at Redwood

At March 31, 2008, our CDO CES totaled $1 million, a decrease from $2 million at December 31, 2007 as the value of these securities declined during the quarter. There were no acquisitions during this period.

CDO Investment-Grade Securities at Redwood and Opportunity Fund

At March 31, 2008, our CDO IGS totaled $14 million, a decrease from the December 31, 2007 balance of $18 million as the fair values declined. For the most part, changes in the fair values reflect the bid/ask spread on these securities.

Other Real Estate Investments at Redwood

Our OREI totaled $3 million at March 31, 2008, a decrease from the $12 million at December 31, 2007 as a result of the decrease in the fair value of these securities. At March 31, 2008, we had an equal amount of other real estate investments rated BB, B, and unrated.

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during the first quarter of 2008. As we have in prior years, however, we plan to continue to acquire high-quality residential real estate loans on a bulk or flow basis from originators once the market for residential securitizations returns. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR indexed ARMs (LIBOR ARMs). In 2006 and 2007 we expanded our residential conduit’s product offerings to include high-quality hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable). The following table provides details of the activity with respect to our residential real estate loans for the three months ended March 31, 2008. The majority of these loans are owned by the Sequoia securitization entities and the reported activity is primarily associated with those loans. The residential loans held outside of any securitization entity and owned by Redwood totaled $4 million at March 31, 2008. This was a $1 million decrease during the quarter due to prepayments and lower market values.

Table 29 Residential Real Estate Loans at Sequoia and Redwood — Activity

(In Thousands)	Three Months Ended March 31, 2008
Balance at beginning of period	$7,178,473
Principal repayments	(399,728)
Transfers to real estate owned	(7,170)
Changes in fair value, net	(74)
Premium amortization	(7,510)
Provision for credit losses	(8,058)
Balance at End of Period	$6,755,933

Our residential real estate loan balance declined to $6.8 billion at March 31, 2008 from $7.2 billion at December 31, 2007. Of the balance at March 31, 2008, 68% (by unpaid principal balance) of the loans were one- and six-month LIBOR ARMs, and were financed almost entirely through securitization entities (only $4 million was funded with equity).

Securities at Acacia

The following table provides detail of the activity with respect to the securities held at Acacia for the three months ended March 31, 2008

Table 30 Real Estate Securities at Acacia — Activity

March 31, 2008 (In Thousands)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$250,936	$1,142,113	$188,327	$89,676	$8,169	$83,094	$1,762,315
Principal repayments	(16,312)	(37,003)	—	(658)	(271)	(375)	(54,619)
Recognized gains on calls, net	—	3	—	—	—	—	3
Transfer from (to) other portfolios	17,357	(17,036)	—	(5,482)	1,596	3,886	321
Change in fair value adjustments, net	(149,057)	(499,338)	(75,773)	(20,755)	(3,467)	(33,862)	(782,252)
Balance at End of Period	$102,924	$588,739	$112,554	$62,781	$6,027	$52,743	$925,768

In addition to the $926 million of real estate securities included in the table above, Acacia owned $88 million of ABS issued by Sequoia, $79 million in non-real estate securities, and $19 million in commercial loans.

The table below presents the assets owned by each Acacia entity, by product type, and the corresponding liabilities as reported on March 31, 2008.

Table 31 Acacia Balance Sheets

March 31, 2008 (In Millions)	Acacia 5 Issued Jul-04	Acacia 6 Issued Nov-04	Acacia 7 Issued Mar-05	Acacia 8 Issued Jul-05	Acacia CRE1 Issued Dec-05	Acacia 9 Issued Mar-06	Acacia 10 Issued Aug-06	Acacia 11 Issued Feb-07	Acacia OA1 Issued May-07	Acacia 12 Issued Jun-07	Total
Residential IGS
Prime Sequoia	$12	$13	$9	$5	$1	$3	$3	$3	$7	$14	$70
Prime other	22	35	28	22	13	37	40	20	2	15	234
Alt-a	13	9	5	7	1	6	19	50	43	52	205
Subprime	26	53	45	4	—	6	1	6	1	8	150
Residential CES
Prime Sequoia	2	3	3	5	—	2	3	—	—	—	18
Prime other	11	7	4	11	—	7	24	8	—	5	77
Alt-a	—	—	—	1	—	1	1	5	5	2	15
Subprime	4	1	—	1	—	—	1	2	—	2	11
Commercial IGS	6	6	5	8	32	2	—	—	—	3	62
Commercial CES	1	3	9	13	46	7	14	12	—	8	113
Commercial loans	3	—	6	3	7	—	—	—	—	—	19
CDO: CMBS	2	3	1	—	10	5	5	12	2	4	44
CDO: RMBS	2	3	1	2	—	1	1	2	—	3	15
GIC	—	—	—	—	—	—	—	—	79	—	79
Totals	104	136	116	82	110	77	112	120	139	116	1,112
Restricted cash and other assets	11	15	39	26	8	12	15	9	(11)	33	157
Total Assets	$115	$151	$155	$108	$118	$89	$127	$129	$128	$149	$1,269
ABS issued and other liabilities	$107	$136	$147	$123	$111	$95	$108	$117	$107	$150	$1,201
Total equity	8	15	8	(15)	7	(6)	19	12	21	(1)	68
Total Liabilities and Equity	$115	$151	$155	$108	$118	$89	$127	$129	$128	$149	$1,269

The following table presents the carrying value (which equals fair value) as a percent of face value at March 31, 2008 for the securities at Acacia.

Table 32 Fair Value as Percent of Principal Value for Securities at Acacia

(Dollars in Millions)		2004 & Earlier		2005		2006		2007		2008		Total
		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$9	94%	$12	83%	$5	68%	$—	—	$—	—	$26	83%
	AA	33	53%	18	23%	10	26%	2	20%	—	—	63	33%
	A	23	44%	31	24%	17	30%	3	29%	—	—	74	30%
	BBB	12	36%	33	23%	10	19%	16	27%	—	—	71	25%
	Resi – IGS Total	77	49%	94	26%	42	27%	21	26%	—	—	234	31%
	Resi – CES
	BB	29	26%	20	21%	12	14%	3	17%	—	—	64	21%
	B	3	22%	5	11%	4	13%	—	—	—	—	12	13%
	NR	—	—	—	—	1	9%	—	—	—	—	1	9%
	Resi – CES Total	32	25%	25	17%	17	13%	3	17%	—	—	77	18%
	Total Prime	$109	38%	$119	23%	$59	21%	$24	25%	$—	—	$311	27%
Alt-A
	Resi – IGS
	AAA	$6	58%	$2	40%	$75	59%	$43	52%	$—	—	$126	56%
	AA	6	39%	2	18%	9	19%	6	16%	—	—	23	21%
	A	1	12%	—	—	19	13%	14	12%	—	—	34	12%
	BBB	1	26%	2	7%	11	24%	8	23%	—	—	22	22%
	Resi – IGS Total	14	35%	6	15%	114	26%	71	22%	—	—	205	24%
	Resi – CES
	BB	2	8%	1	7%	5	7%	4	7%	—	—	12	7%
	B	—	—	1	3%	2	4%	—	—	—	—	3	4%
	Resi – CES Total	2	8%	2	5%	7	6%	4	7%	—	—	15	6%
	Total Alt-A	$16	23%	$8	11%	$121	22%	$75	19%	$—	—	$220	20%
Subprime
	Resi – IGS
	AAA	$—	—	$4	72%	$—	—	$8	78%	$—	—	$12	76%
	AA	25	57%	34	77%	3	39%	2	15%	—	—	64	59%
	A	35	61%	12	44%	1	16%	—	—	—	—	48	50%
	BBB	23	65%	—	—	2	11%	1	6%	—	—	26	42%
	Resi – IGS Total	83	61%	50	65%	6	20%	11	28%	—	—	150	53%
	Resi – CES
	BB	4	49%	—	—	—	—	—	—	—	—	4	49%
	NR	—	—	—	—	5	5%	2	6%	—	—	7	5%
	Resi – CES Total	4	49%	—	—	5	5%	2	6%	—	—	11	8%
	Total Subprime	$87	60%	$50	65%	$11	8%	$13	18%	$—	—	$161	38%
CMBS
	Comm – IGS
	AAA	$—	—	$8	91%	$2	88%	$—	—	$—	—	$10	90%
	AA	1	65%	—	—	—	—	—	—	—	—	1	65%
	A	12	69%	2	49%	—	—	—	—	—	—	14	65%
	BBB	13	70%	23	47%	1	40%	—	—	—	—	37	53%
	Comm – IGS Total	26	69%	33	53%	3	62%	—	—	—	—	62	59%
	Comm – CES
	BB	20	43%	29	37%	29	29%	2	22%	—	—	80	34%
	B	3	35%	12	32%	13	25%	—	—	—	—	28	29%
	NR	—	—	—	—	5	24%	—	—	—	—	5	24%
	Comm – CES Total	23	42%	41	36%	47	27%	2	22%	—	—	113	32%
	Total CMBS	$49	53%	$74	42%	$50	28%	$2	22%	$—	—	$175	38%
CDO
	CDO – IGS
	AAA	$4	37%	$4	28%	$—	—	$2	23%	$—	—	$10	30%
	AA	3	19%	—	—	—	—	1	20%	—	—	4	19%
	A	11	34%	2	22%	1	13%	—	—	—	—	14	26%
	BBB	14	43%	2	14%	7	26%	2	30%	—	—	25	31%
	CDO – IGS Total	32	34%	8	21%	8	23%	5	19%	—	—	53	28%
	CDO – CES
	BB	1	9%	3	30%	1	11%	—	—	—	—	5	13%
	NR	—	—	—	—	1	3%	—	—	—	—	1	3%
	CDO – CES Total	1	9%	3	30%	2	5%	—	—	—	—	6	9%
	Total CDO	$33	32%	$11	22%	$10	14%	$5	19%	$—	—	$59	23%

Real Estate Securities at the Opportunity Fund

We began acquiring assets for the Opportunity Fund in the fourth quarter of 2007 and acquired $20 million of assets during the first quarter of 2008, bringing the total cost of securities acquired to date to $42 million. Due to the bid/ask spread on these illiquid securities and principal paydowns net of discount accretion, the fair value of securities held in the Opportunity Fund at March 31, 2008 was $36 million ($6 million less than our cost). The table below provides information on the activity in this Fund during the first quarter of 2008.

Table 33 Securities at Opportunity Fund — Activity

March 31, 2008 (In Thousands)	Residential IGS	CDO IGS	Total
Balance at beginning of period	$3,126	$12,075	$15,201
Acquisitions	7,672	12,336	20,008
Principal repayments (including calls)	(1,137)	(9)	(1,146)
Discount amortization	319	435	754
Change in fair value adjustments, net	(880)	1,704	824
Balance at End of Period	$9,100	$26,541	$35,641

At March 31, 2008, the $36 million of securities held in the Opportunity Fund consisted of $9 million of residential subprime IGS originated prior to 2005, $16 million of CDO IGS created in 2004, and $11 million of CDO IGS created in 2005. These securities are performing in line with our expectations and we did not recognize any other-than-temporary impairments on these securities on our consolidated financial statements.

We anticipate acquiring additional securities and fully investing the $96 million in capital commitments within the next two quarters.

Liabilities and Stockholders’ Equity

Redwood Debt

At the end of the first quarter of 2008, we had $2 million of recourse debt in the form of repurchase (repo) agreements incurred to finance the acquisition of certain residential investment grade real estate securities. This was a decrease from $8 million at December 31, 2007.

We may increase our use of recourse debt in the future, especially to finance temporarily the accumulation of loans and securities prior to a securitization. We will continue to take into account the mortgage market and economic conditions in determining prudent levels of recourse leverage that are consistent with our internal risk-adjusted capital guidelines.

Asset-Backed Securities Issued by Sequoia and Acacia

Through our sponsored securitization entities, we have securitized the majority of the assets shown on our consolidated balance sheet. These securitization entities acquire assets and create and sell asset-backed securities (ABS) in order to fund their asset purchases. The residential whole loan securitization entities we sponsor are called Sequoia and the CDO securitization entities we sponsor are called Acacia. These securitization entities are bankruptcy-remote from us, so that our liabilities cannot become liabilities of the securitization entities and the ABS issued by the securitization entities cannot become obligations of Redwood. Nevertheless, since, according to accounting definitions, we are deemed to control these securitization entities, we show both the assets and liabilities of these entities on our consolidated balance sheet.

At March 31, 2008, our consolidated balance sheet included $6.8 billion of loans reported at cost owned by Sequoia securitization entities and funded with $6.5 billion Sequoia ABS issued that is also reported at cost on our consolidated balance sheet. At March 31, 2008, our consolidated balance sheets included $1.1 billion of securities reported at fair value owned by Acacia securitization entities and funded with $1.0 billion Acacia ABS issued also reported at fair value. In total, the consolidated assets of these two programs represent 95% of our total consolidated assets and their ABS issued represent 99% of our total consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three months ended March 31, 2008.

Table 34 ABS Issued by Sequoia and Acacia — Activity

(In Thousands)	December 31, 2007	New Issuance	Paydowns	FAS 159 Adjustments	Market Valuation Adjustments	Amortization	March 31, 2008
Sequoia ABS issued with principal value, net	$6,910,946	$—	$(393,788)	$—	$—	$(2,183)	$6,514,975
Sequoia ABS interest only issued	35,220	—	—	—	—	(5,704)	29,516
Total Sequoia ABS Issued	6,946,166	—	(393,788)	—	—	(7,887)	6,544,491
Acacia issued ABS with principal value, net	3,359,406	—	(37,440)	(1,468,345)	(807,890)	—	1,045,731
Acacia ABS CES issued	23,707	—	—	(21,327)	(1,951)	—	429
Total Acacia ABS Issued	3,383,113	—	(37,440)	(1,489,672)	(809,841)	—	1,046,160
Total ABS Issued	$10,329,279	$—	$(431,228)	$(1,489,672)	$(809,841)	$(7,887)	$7,590,651

Generally, when we securitize assets, as opposed to owning them directly and funding them with Redwood debt and equity, our reported cost of funds is higher (the cost of ABS securities issued is generally higher than that of our debt) but we utilize less equity capital. As a result, our return on equity may increase after securitization. In addition, liquidity risks are generally reduced or eliminated, as the Redwood debt associated with the accumulation of these assets is paid off upon securitization.

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

Derivative Financial Instruments

We currently have two kinds of derivative instruments: interest rate agreements and credit default swaps. All derivatives are reported on our balance sheet at fair value. Changes in the fair values of derivatives are either recorded through our consolidated statements of income (loss) or through accumulated other comprehensive income (loss) on our consolidated balance sheets.

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At March 31, 2008, Redwood was party to interest rate agreements with an aggregate notional value of $300 million and a net fair value of negative $6 million. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our income statement through market valuation adjustments.

At March 31, 2008 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.8 billion and a net negative fair value of $52 million. On January 1, 2008, we elected to account for these derivatives under the fair value option of FAS 159. These derivatives had previously been accounted for as cash flow hedges under FAS 133. As a result of the de-designation of cash flow hedges at the beginning of this year, the fair value of these derivatives at that time (negative $33 million) was retained in accumulated other comprehensive income. This amount will be amortized as interest expense over the remaining lives of the Acacia liabilities and $1 million was amortized in the first quarter of 2008. Any changes in the fair value of these derivatives and any net payments and receipts subsequent to January 1, 2008 are recognized through market valuation adjustments on our consolidated statements of income. Interest rate agreements owned by Acacia decreased in value by $35 million during the first quarter of 2008.

Acacia entered into credit default swaps in the first quarter of 2007. At March 31, 2008, these had a $79 million notional balance with a fair value of negative $72 million. At December 31, 2007, these credit default swaps had the same notional balance and a fair value of negative $57 million. The decrease in fair value on these swaps is included in the market valuation adjustments on our consolidated statements of income.

Stockholders’ Equity

Our reported book value at March 31, 2008 was $17.89 per share, a decrease from $23.18 per share at the beginning of the year, after the adoption of FAS 159. Our book value per share decreased over this period primarily as a result of declines in the fair value of the assets consolidated on our balance sheets.

Cash Requirements, Sources of Cash, and Liquidity

We use capital to fund our operations, invest in earning assets which are primarily credit sensitive and illiquid, fund working capital, and to meet lender capital requirements with respect to collateralized borrowings. Through our internal risk-adjusted capital policy, we set aside a prudent level of reserve capital for our earning assets to meet liquidity needs that may arise. In most cases, the amount of capital set aside is equal to 100% of the fair value of the asset. Any capital that exceeds our risk-adjusted capital guideline amount is excess capital that can be invested to support business growth.

When we think about capital, we analyze it from the perspective of the amount of “economic capital” we have to manage, which is the amount we have set aside for our earning assets (at fair value) and the amount of excess capital (or cash) we have available to invest in new assets. Economic capital is calculated by taking our GAAP equity and adjusting for any differences between the fair value of our investments in Sequoia and Acacia and the GAAP reported values, subtracting the net other assets and liabilities, and adding our long term debt.

At March 31, 2008, our total available capital, defined as the sum of our excess capital plus our invested capital, amounted to $660 million, compared to $793 million at December 31, 2007. The decline reflects market value adjustments on our employed capital. Our total available capital of $660 million differs from our GAAP capital (equity plus long-term debt) of $735 million because we adjust our GAAP capital for “economic” value changes to our investments in Sequoia and Acacia and we deduct net other assets and liabilities.

Capital employed decreased in the first quarter by $83 million to $413 million mainly as a result of market value changes which was partially offset by $65 million of new acquisitions. Declines in the fair values of assets do not have a large effect on excess capital, as asset value declines reduce equally both available capital and capital required for these investments.

At March 31, 2008, we had $247 million of excess capital, a decrease from $282 million at December 31, 2007. The decrease in excess capital reflects our investment activity in the first quarter.

Our net liquid assets at March 31, 2008 totaled $263 million and, as presented in the table below, included $257 of unrestricted cash, $4 million unsecuritized residential real estate loans at fair value, and $4 million of AAA-rated securities at fair value, less $2 million of Redwood debt.

Table 35 Liquidity Position

(In Millions)	March 31, 2008
Unrestricted cash	$257
Unsecuritized residential loans	4
AAA-rated residential securities	4
Liquid assets	265
Redwood debt	(2)
Net Liquidity Position	$263

We are well aware of the depressed prices the market currently places on securities we hold. We are long term investors and we fund most of our investments with equity. We acquire our securities at discounts, and in many cases substantial discounts to face value, and we model a range of expected cash flows that we expect to collect over the life of each security. To the extent the fair values our securities are lower or higher from time to time is of modest consequence to us as long-term investors — provided the cash flows remain within our range of expectations.

It is important to note that the high level of excess capital and liquidity over the past several quarters resulted, in part, from our efforts to maintain a strong balance sheet during a time of market distress. It also resulted, in part, from our strategic decision to sell lower-yielding, higher-rated assets to position us to opportunistically acquire higher yielding assets that could provide us with more upside return. Over time, we expect our excess capital and net liquidity to decline. We have less need to maintain a large liquidity position, however, as most of our investments are funded with equity.

Contractual Obligations and Commitments

The table below presents our contractual obligations and commitments as of March 31, 2008, as well as the obligations of the securitization entities that we sponsor and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 36 Contractual Obligations and Commitments as of March 31, 2008

	Payments Due or Commitment Expiration by Period
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Redwood debt	$2,086	$2,086	$—	$—	$—
Subordinated notes	150,000	—	—	—	150,000
Anticipated interest payments on Subordinated notes	309,923	7,277	15,166	19,262	268,218
Accrued interest payable	1,423	1,423	—	—	—
Operating leases	15,094	1,292	3,397	3,713	6,692
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$478,526	$12,078	$18,563	$22,975	$424,910
Obligations of Securitization Entities:
Consolidated ABS(1)	$7,590,651	$—	$—	$—	$7,590,651
Anticipated interest payments on ABS(2)	6,847,947	305,886	801,854	928,401	4,811,806
Accrued interest payable	42,460	42,460	—	—	—
Total obligations of securitization entities	$14,481,058	$348,346	$801,854	$928,401	$12,402,457
Total Consolidated Obligations and Commitments	$14,959,584	$360,424	$820,417	$951,376	$12,827,367

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of March 31, 2008.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Much of our capital base is employed in owning credit-enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and alt-a and subprime residential loans) has increased and continues to increase. We also own $4 million residential real estate loans that are not securitized.

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

Fair Value and Liquidity Risks

Some of the securities are accounted for as available-for-sale and are generally marked-to-market through our balance sheets and not through our income statement. These assets are credit sensitive and generally illiquid. Fair value fluctuations of these assets can affect reported stockholders’ equity. Most of these securities are owned by securitization entities we sponsor and fair value fluctuations on these securities do not have an impact on our liquidity. Fair value fluctuations on securities we own and fund with short-term debt (generally prior to securitization) could have an impact on our liquidity. Our earnings could be affected by adverse changes in fair values on all securities we own or consolidate to the extent there is an accompanying adverse change in projected cash flows. In these cases, the negative changes in fair values are reported through our income statement. See also Mark-to-Market Adjustments Discussion earlier in this document.

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

Our consolidated obligations consist primarily of ABS issued. Generally, changes in fair value of ABS issued have no impact on our liquidity. ABS issued by Sequoia are reported at amortized cost as our the residential loans collateralizing these ABS. Beginning January 1, 2008, we report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the economic value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities, is there an effect to Redwood from changes in fair values of these securities. There are no such considerations in the Sequoia securitization entities.

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

Mark-to-Market Adjustments

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

All changes in fair value for securities or derivatives accounted for as trading instruments or under the fair value option of FAS 159 flow through the income statement. These adjustments can be either positive or negative from period to period.

Our CES held at Redwood and the real estate securities held at the Opportunity Fund are accounted for as available-for-sale (AFS) securities. We carry AFS securities in our GAAP balance sheet at their fair value. Positive changes in the fair value of AFS securities from period to period are always accounted for as increases to stockholders’ equity and do not flow through our income statement. Accounting for negative changes in the fair value of AFS securities from period to period requires a three-step process involving a combination of quantitative and judgmental evaluations. The ultimate purpose of this process is to determine whether negative MTM adjustments represent “other-than-temporary” (OTT) impairments, which flow through our GAAP income statement, or represent “temporary” impairments, which are recorded as a reduction of stockholders’ equity and do not flow through our income statement.

The diagram below and the narrative discussion that follows address the three-step process for evaluating impairments on AFS securities.

The first step is to determine whether there has been an adverse change in the underlying cash flows generated by the security. A security is considered OTT impaired even if the change in projected cash flows is small relative to the resulting MTM adjustment. It is difficult to separate with precision how much of the change in fair value is driven by changes in expected cash flows versus changes in market discount rates, but during periods of market illiquidity and uncertainty (as we encountered since late 2007), the market discount rate impact can be significant.

The second step is to determine whether we have the ability and intention to hold the security.

The third step requires us to evaluate whether an impaired security will recover in value within a reasonable period of time. This step is very subjective and time consuming particularly when there is turmoil and uncertainty in the capital markets.

AFS securities deemed permanently impaired for accounting purposes cannot be written back up through MTM adjustments in our income statement. This does not mean the underlying security could not recover in value. If the value of an impaired security does recover, we would recognize this benefit through higher interest yields over time. Therefore some of the securities classified as OTT impaired during the first quarter of 2008 may eventually prove to have significant value to us.

The consolidated Sequoia assets are accounted for on our GAAP balance sheet as held-for-investment and are carried at their unpaid principal balances adjusted for net amortized premiums or discounts and net of any allowances for credit losses. The consolidated Sequoia liabilities are accounted for at their unpaid principal balances net of any amortized premiums or discounts.

Prior to January 1, 2008, we accounted for the consolidated securities held at Acacia entities (the assets) as AFS and the consolidated ABS issued by Acacia entities (the liabilities) at cost. In our opinion, this difference in accounting treatment led to a significant discrepancy in the GAAP carrying value for our investment in Acacia entities and our estimate of economic value. On January 1, 2008, we adopted a new accounting standard, FAS 159, and elected to fair value both the assets and liabilities of the Acacia entities. In accordance with FAS 159, we recorded a one-time, cumulative-effect adjustment to our January 1, 2008 opening balance sheet that decreased the carrying value of Acacia liabilities by $1.5 billion and increased equity. This new standard significantly reduces the disparity that existed between GAAP carrying value and our previous estimates of economic value.

Under FAS 159, we are required to flow through our quarterly income statement any net change in the fair value of Acacia assets and liabilities. As a result of the measurement techniques required by FAS 159, we still expect to encounter some MTM earnings volatility in the future as a result of the consolidation of Acacia entities. We expect this volatility to be significantly less than we encountered in prior periods.

The net GAAP carrying value of our investments in Acacia in our financial statements is derived by subtracting the fair value of the Acacia's liabilities from the fair value of Acacia’s assets. In theory, fair values of Acacia’s assets and liabilities should be reasonably correlated as they are paired within the same legal structure - ABS issued by each Acacia entity will be repaid directly and solely from the cash flows generated by the assets owned by that entity. However, at any given moment, the capital markets may use different discount rates and valuation parameters for Acacia’s collateral assets relative to its ABS issued. On March 31, 2008, for instance, the market values for Acacia’s liabilities were, in our view, depressed relative to the paired collateral assets. As a consequence of this market condition, the derived net GAAP carrying value of our retained Acacia investments was $68 million at March 31, 2008. This value is greater than our $49 million estimate of the fair value of our investments in Acacia based on the net present value of expected cash flows.

As a consequence of adopting FAS 159 as of January 1, 2008, we now also flow through our income statements the relative changes in the fair values of Acacia assets and liabilities as measured in their independent markets. During the first quarter of 2008, the value of our assets and derivatives declined by $837 million and the fair value of our paired liabilities declined by $810 million, for a net change of a negative $27 million. In the first quarter, the market re-priced Acacia assets downward at a slightly faster rate than the Acacia liabilities.

Mark-to-Market Valuation Process

The fair values we use for our assets and liabilities reflect what we believe we would realize if we chose to sell our securities or would have to pay if we chose to buy back our asset-backed securities (ABS) issued (liabilities). Establishing fair values is inherently subjective and is dependent upon many market-based inputs, including observable trades, information on offered inventories, bid lists, and indications of value obtained from dealers. Obtaining fair values for securities is especially difficult for more illiquid securities (such as ours), and is made more difficult when there is limited trading visibility, as was the case in recent months. Where there are observable sales, many of them are from distressed sellers, and their sales tend to further depress asset prices. For these reasons, we expect market valuations to continue to be highly volatile.

Fair values for our securities and ABS issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security.

We request indications of value (marks) from dealers every quarter to assist in the valuation process. For March 31, 2008, we received dealer marks on 71% of our assets and 82% of our liabilities on our consolidated balance sheet. One major dealer that we have used in prior periods provided no marks.

One of the factors we consider in our valuation process is our assessment of the quality of the dealer marks we receive. Dealers remain inundated with requests for quarter-end marks, and there continues to be limited observable trading information for them to rely upon. Thus, their marks were most likely generated by their own pricing models for which they did not share their inputs and we had little insight into their assumptions.

Furthermore, the dealers continue to heavily qualify the information they send to us. The qualifications include statements that the markets are very volatile and are characterized by limited trading volume and poor price transparency, and in many cases, an increasing number of valuations are model-based due to a lack of observable trades.

Our valuation process relied on our internal values to estimate the fair values of our securities at March 31, 2008. In the aggregate, our internal valuations of the securities on which we received dealer marks were 29% lower than the aggregate dealer marks at March 31, 2008. Our internal valuations of our ABS issued on which we received dealer marks were 14% lower than the aggregate dealer marks at March 31, 2008.

Revenue Recognition

When recognizing revenue on consolidated earning assets, we employ the effective yield method and use assumptions about the future to determine an effective yield that drives amortization of premiums, discounts, and other net capitalized fees and costs associated with purchasing and financing real estate loans and securities.

Loan Premium Amortization

For consolidated real estate loans, the effective yield method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we apply the existing interest rate at the reporting date to determine the effective yield for each pool of loans. During a period of rising short-term rates, the coupon is projected to increase, resulting in a higher effective yield. Under those circumstances, prior to the coupon rate resetting (generally one to six months for these loans), the amount of amortization is lower than it will be once the coupon rate resets. Consequently as short-term rates increased beginning in 2004 and through the first half of 2007, the amount of premium we amortized was less than it would have been in a flat interest rate environment. With lower premium amortization expenses as a result of rising interest rates combined with rapid prepayments, our cost bases have increased on our remaining loans. The cost bases in these loans continues to exceed their estimated fair values.

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

Accounting Under the Fair Value Option

Effective January 1, 2008, we adopted FAS 159 giving us the option to elect to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option or FVO), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the FVO is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value are recorded in earnings. Additionally, FAS 159 allows for a one-time election for existing positions upon adoption, this transition adjustment recorded to beginning retained earnings. One of the chief objectives of this standard was to provide better matching of the accounting results to the economic activities underlying them. For example, there may be assets or liabilities that are measured under the historical cost models while related transactions (e.g. hedging derivatives or offsetting transactions) are at fair value. We have elected FVO on the assets and liabilities of Acacia. For the Acacia assets this will mean that the ongoing changes in fair value will be reported through earnings instead of an adjustment to other comprehensive income. Any unrealized gains or losses on Acacia assets at January 1, 2008 were reclassified to retained earnings from other comprehensive income. For the Acacia liabilities, the mark-to-market to fair value on January 1, 2008 from the historical cost basis was also recorded in retained earnings at January 1, 2008. We expect to elect the FVO for any future Acacia assets and liabilities. As a result of the adoption of FAS 159, we recorded a cumulative effect adjustment of $1.5 billion to stockholders’ equity as of January 1, 2008.

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

Changes in fair values of derivative instruments are reported either through the income statement or through our equity. For derivatives accounted for as trading instruments or under the FVO of FAS 159, all changes in the fair values are recognized through the income statement. For interest rate agreements (a type of derivative) accounted for as a cash flow hedge, most of the changes in fair values are recorded in our balance sheet through equity. Only the ineffective portions (as determined according to the accounting principle) of the derivatives accounted for as cash flow hedges are included in income.

Using derivatives may increase our earnings volatility, as the accounting results for derivatives may not match the accounting results for the hedged asset or liability due to our inability to, or decision not to, meet the requirements for certain accounting treatments, or if the derivatives do not perform as intended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks above. With the exception of developments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations above, including changes in the fair values of our assets, there have been no material changes in our quantitative or qualitative exposure to market risk since December 31, 2007.

Item 4. Controls and Procedures

In connection with the completion of the audited financial statements for December 31, 2007, we concluded that a material weakness in our internal control over financial reporting resulted from the fact that we were unable to obtain the necessary evidence under Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities” (SAB 59) to support our initial conclusion that a material portion of unrealized losses were recoverable as of December 31, 2007.

To address this material weakness we completed the additional analysis required under SAB 59 and implemented enhancements in our internal control over financial reporting that are designed to ensure that we continue to perform the requisite analysis on a quarterly basis.

Other than the enhancements and remediation steps described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares Available for Purchase Under Publicly Announced Programs
January 1 – January 31, 2008	1,672	$34.24	—	—
February 1 – February 29, 2008	—	—	—	—
March 1 – March 31, 2008	—	—	—	—
Total	1,672	$34.24	—	5,000,000

The 1,672 shares purchased for the three months ended March 31, 2008 represent shares required to satisfy tax withholding requirements on the vesting of restricted shares. We announced a new stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases under the new stock repurchase plan during 2007, or during the first quarter of 2008 and as of March 31, 2008, there remained 5,000,000 shares available for repurchase under this plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Redwood Trust, Inc. Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2008.)
10.1	Amendment to Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of January 16, 2008 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008.)
10.2	Amendment to Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of January 16, 2008 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: May 7, 2008	By: /s/ Douglas B. Hansen Douglas B. Hansen President (authorized officer of registrant)
Dated: May 7, 2008	By: /s/ Martin S. Hughes Martin S. Hughes Chief Financial Officer and Secretary (principal financial officer)
Dated: May 7, 2008	By: /s/ Raymond S. Jackson Raymond S. Jackson Managing Director and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Redwood Trust, Inc. Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2008.)
10.1	Amendment to Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of January 16, 2008 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008.)
10.2	Amendment to Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of January 16, 2008 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002