Form 10-Q
period 2008-06-30
REDWOOD TRUST INC
filed 2008-08-06
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock, $0.01 par value per share	33,575,409 as of August 5, 2008

REDWOOD TRUST, INC.

2008 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2008	December 31, 2007
ASSETS
Real estate loans	$6,376,718	$7,204,151
Real estate securities, at fair value:
Trading securities	841,868	11,521
Available-for-sale securities	399,759	2,110,080
Total real estate securities	1,241,627	2,121,601
Other investments	78,583	79,125
Cash and cash equivalents	147,639	290,363
Total earning assets	7,844,567	9,695,240
Restricted cash	102,171	118,064
Accrued interest receivable	40,948	45,553
Derivative assets	4,914	5,598
Deferred tax asset	8,087	8,875
Deferred asset-backed securities issuance costs	14,339	39,909
Other assets	30,910	25,233
Total Assets	$8,045,936	$9,938,472
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Short-term debt – Redwood	$9,326	$7,561
Asset-backed securities issued – Sequoia	6,174,571	6,946,166
Asset-backed securities issued – Acacia	935,072	3,383,113
Accrued interest payable	32,237	53,796
Derivative liabilities	100,396	81,385
Accrued expenses and other liabilities	8,866	10,441
Dividends payable	24,887	24,289
Long-term debt – Redwood	150,000	150,000
Total liabilities	7,435,355	10,656,751
Minority interest	46,583	—
Stockholders’ Equity (Deficit)
Common stock, par value $0.01 per share, 75,000,000 and 50,000,000 shares authorized; 33,184,317 and 32,385,073 issued and outstanding	334	324
Additional paid-in capital	1,139,666	1,108,148
Accumulated other comprehensive loss	(64,143)	(573,766)
Cumulative earnings (losses)	492,949	(299,626)
Cumulative distributions to stockholders	(1,004,808)	(953,359)
Total stockholders’ equity (deficit)	563,998	(718,279)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,045,936	$9,938,472

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Real estate loans	$62,702	$119,576	$150,267	$246,427
Real estate securities	61,529	95,862	138,057	181,785
Other investments	514	464	1,246	464
Cash and cash equivalents	2,196	3,756	5,377	6,088
Total interest income	126,941	219,658	294,947	434,764
Management fees	1,319	1,481	2,932	2,649
Interest Expense
Short-term debt – Redwood	(68)	(22,700)	(250)	(53,794)
Asset-backed securities issued	(96,525)	(142,022)	(222,722)	(278,136)
Long-term debt – Redwood	(2,233)	(2,516)	(4,766)	(4,572)
Total interest expense	(98,826)	(167,238)	(227,738)	(336,502)
Net Interest Income Before Market Valuation Adjustments	29,434	53,901	70,141	100,911
Market valuation adjustments, net	(60,619)	(29,430)	(254,551)	(39,694)
Net Interest (Loss) Income	(31,185)	24,471	(184,410)	61,217
Operating expenses	(14,255)	(12,772)	(30,604)	(30,554)
Realized gains on sales and calls, net	2,837	2,738	2,879	3,884
Minority interest allocation	(2,369)	—	(2,624)	—
Net (loss) income before provision for income taxes	(44,972)	14,437	(214,759)	34,547
Provision for income taxes	(937)	(3,021)	(2,737)	(4,822)
Net (Loss) Income	$(45,909)	$11,416	$(217,496)	$29,725
Basic (loss) earnings per share:	$(1.40)	$0.42	$(6.65)	$1.10
Diluted (loss) earnings per share:	$(1.40)	$0.41	$(6.65)	$1.06
Total dividends declared per common share	$0.75	$0.75	$1.50	$1.50
Basic weighted average shares outstanding	32,871,442	27,405,284	32,691,444	27,132,001
Diluted weighted average shares outstanding	32,871,442	28,164,944	32,691,444	27,917,502

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (Loss) Income	$(45,909)	$11,416	$(217,496)	$29,725
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities	9,152	(101,745)	(43,120)	(194,430)
Reclassification adjustment for net losses included in net (loss) income	18,750	7,058	92,044	6,945
Unrealized gains on cash flow hedges, net	—	19,952	—	13,814
Reclassification of net realized cash flow hedge losses (gains) to interest expense on asset-backed securities issued and realized losses (gains) on sales and calls	1,246	5	2,492	(400)
Total Other Comprehensive Income (Loss)	29,148	(74,730)	51,416	(174,071)
Comprehensive Loss	$(16,761)	$(63,314)	$(166,080)	$(144,346)

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)
Net loss	—	—	—		(217,496)	—	(217,496)
Adoption of SFAS No. 159	—	—	—	458,207	1,010,071	—	1,468,278
Net unrealized gain/reclassification on assets AFS	—	—	—	48,924	—	—	48,924
Net unrealized gain/reclassification on interest rate agreements	—	—	—	2,492	—	—	2,492
Issuance of common stock:
Dividend reinvestment & stock purchase plans	722,431	10	23,505	—	—	—	23,515
Employee option & stock purchase plan	76,813	—	975	—	—	—	975
Non-cash equity award compensation			7,038	—	—	—	7,038
Common dividends declared				—	—	(51,449)	(51,449)
June 30, 2008	33,184,317	$334	$1,139,666	$(64,143)	$492,949	$(1,004,808)	$563,998

For the Six Months Ended June 30, 2007

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net income	—	—	—	—	29,725	—	29,725
Net unrealized loss/reclassification on assets AFS	—	—	—	(187,485)	—	—	(187,485)
Net unrealized gain/reclassification on interest rate agreements	—	—	—	13,414	—	—	13,414
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,004,165	10	52,054	—	—	—	52,064
Employee option & stock purchase plan	78,575	2	330	—	—	—	332
Non-cash equity award compensation	—	—	8,752	—	—	—	8,752
Common dividends declared	—	—	—	—	—	(43,408)	(43,408)
June 30, 2007	27,816,200	$279	$964,944	$(80,913)	$838,736	$(846,962)	$876,084

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(217,496)	$29,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(5,405)	(32,749)
Depreciation and amortization of non-financial assets	536	830
Provision for credit losses	18,119	6,329
Non-cash equity award compensation	7,038	8,752
Net recognized losses and valuation adjustments	254,551	39,694
Realized gains on sales and calls, net	(2,879)	(3,884)
Net change in:
Accrued interest receivable	15,581	13,432
Deferred income taxes	788	568
Other assets	11,585	4,111
Accrued interest payable	(18,302)	(2,117)
Accrued expenses and other liabilities	(1,575)	38,683
Net cash provided by operating activities	62,541	103,374
Cash Flows from Investing Activities:
Purchases of real estate loans held-for-investment	—	(1,091,496)
Proceeds from sales of real estate loans held-for-investment	—	2,191
Principal payments on real estate loans held-for-investment	765,293	2,025,662
Purchases of real estate securities available-for-sale	(244,252)	(1,011,181)
Proceeds from sales of real estate securities available-for-sale	7,300	175,559
Principal payments on real estate securities available-for-sale	41,098	160,737
Purchases of real estate securities trading	(3,341)	(40,818)
Proceeds from sales of real estate securities trading	454	2,237
Principal payments on real estate securities trading	100,504	7,431
Purchases of other investments	—	(80,000)
Principal payments on other investments	541	—
Net decrease (increase) in restricted cash	15,893	(94,497)
Net cash provided by investing activities	683,490	55,825
Cash Flows from Financing Activities:
Net (repayments) borrowings on short-term Redwood debt	1,765	(1,007,546)
Proceeds from issuance of asset-backed securities	—	3,332,925
Deferred asset-backed security issuance costs	—	(19,147)
Repayments on asset-backed securities	(905,000)	(2,609,157)
Proceeds from issuance of long-term Redwood debt	—	50,000
Net purchases of interest rate agreements	(5,743)	(2,798)
Net proceeds from issuance of common stock	24,490	52,396
Dividends paid	(50,850)	(41,262)
Change in minority interests	46,583	—
Net cash used in financing activities	(888,755)	(244,589)
Net decrease in cash and cash equivalents	(142,724)	(85,390)
Cash and cash equivalents at beginning of period	290,363	168,016
Cash and cash equivalents at end of period	$147,639	$82,626
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$243,109	$335,970
Cash (received) paid for taxes	$(1,442)	$8,480
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$24,887	$20,862

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007.

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and six months ended June 30, 2008, may not necessarily be indicative of the results for the year ending December 31, 2008. The unaudited interim consolidated financial statements as of June 30, 2008, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Organization

Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. A number of Redwood’s consolidated subsidiaries are qualifying REIT subsidiaries and the remainder are taxable subsidiaries. References to the Redwood REIT mean Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

We currently sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the Sequoia securitization entities. Our Acacia program is used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all of the Acacia CDO securitization entities.

We are the asset manager and investor in an Opportunity Fund LP (the Fund) that we sponsor. The Fund primarily invests in mortgage securities.

Principles of Consolidation

Under the provisions of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46R), we are required to consolidate the assets, liabilities, and non-controlling interests of any variable interest entity (VIE) in which we are the primary beneficiary. Under this principle, the primary beneficiary is the party that absorbs the majority of the VIE's anticipated losses and/or the majority of the expected returns.

We consolidate the Acacia and Sequoia securitization entities that we sponsor, since we are the primary beneficiary in these entities and they are not considered qualifying special purpose entities under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). Accordingly, the underlying loans and

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 2. Basis of Presentation  – (continued)

securities owned by these entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of (loss) income, we record interest income on the loans and securities and interest expense on the ABS issued. All significant intercompany balances and transactions, including transfers or repurchases of Sequoia or Acacia ABS, have been eliminated in consolidation.

We consolidate the Fund that we sponsor, since we are the primary beneficiary in this entity. The portion of the Fund that represents the interest of third parties is shown as minority allocation on our consolidated balance sheets and the portion of income allocable to third parties is shown as other expense in our consolidated statements of (loss) income.

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

Our financial statements include assets and liabilities that are measured based on their estimated fair values and many of these assets and liabilities are illiquid in nature. Our fair value estimates reflect what we believe we could realize if we chose to sell our assets or pay if we chose to transfer liabilities in an orderly manner. Establishing fair values for illiquid assets and liabilities is inherently subjective and is dependent upon our estimates and modeling assumptions and indications of value obtained from brokers and dealers. There is currently a wide variance of opinion related to the assumptions underpinning our market valuation inputs. We expect that the market valuations will continue to be highly volatile. Nonetheless, we believe the fair values for our assets and liabilities and other estimates used in preparation of our financial statements are in conformity with GAAP principles.

Effective January 1, 2008, we adopted two pronouncements relating to fair value measurement: Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159).

See Note 4 and Note 5 for further discussion on fair value estimates and these accounting principles.

Real Estate Loans

Residential and Commercial Real Estate Loans: Held-for-Sale

Residential and commercial real estate loans classified as held-for-sale are those loans that we are marketing for sale to independent third parties. Loans held-for-sale are carried at the lower of their cost or fair value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in market valuation adjustments, net, in our consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Residential and Commercial Real Estate Loans: Held-for-Investment

Residential and commercial real estate loans classified as held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses.

Coupon interest on loans is recognized as revenue when earned and deemed collectible. We accrue interest on loans until they are more than 90 days past due at which point they are placed on nonaccrual status. Loans are charged off upon foreclosure of the underlying collateral. Purchase discounts and premiums related to real estate loans are amortized into interest income over their estimated lives to generate an effective yield, which considers the actual and future estimated prepayments of the loans pursuant to the provisions discussed below. Gains or losses on the sale of real estate loans are based on the specific identification method.

Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium or discount on real estate loans held-for-investment. For loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

We may exercise our right to call ABS issued by Sequoia and may subsequently sell the underlying loans to third parties. For balance sheet purposes, we reclassify held-for-investment loans to held-for-sale loans once we determine that loans will be sold to third parties.

Real Estate Loans — Reserve for Credit Losses

For real estate loans classified as held-for-investment, we establish and maintain credit reserves based on our estimate of credit losses inherent in our loan portfolios as of the reporting date. To calculate the reserve for credit losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans or pool of loans.

We follow the guidelines of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (FAS 118) in setting credit reserves for our real estate loans.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

•	Effects and changes in credit concentrations;
•	Information supporting a borrower’s ability to meet obligations;
•	Ongoing evaluations of fair values of collateral using current appraisals and other valuations; and,
•	Discounted cash flow analyses.

Once we determine applicable default amounts, the timing of the defaults, and severity of losses upon defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our credit reserves, because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis, and we record provision, charge-offs, and recoveries monthly.

See Note 7 for further discussion on reserves for credit losses.

Since we do not originate real estate loans, we do not currently maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) is generally covered by recourse to the companies from whom we acquired the loans.

Real Estate Securities, at Fair Value

Trading Securities

Real estate securities classified as trading include residential, commercial, and CDO securities and are carried at their estimated fair values. Coupon interest is recognized as revenue when earned and deemed collectible and changes in fair value (gains and losses) are reported through our consolidated statements of (loss) income in market valuation adjustments, net. Trading securities are primarily those securities where we have adopted the fair value option under FAS 159.

Available-for-Sale Securities

Real estate securities classified as available-for-sale (AFS) include residential, commercial, and CDO securities and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity (deficit). Upon sale or other-than-temporary impairment, this accumulated other comprehensive income (loss) is reclassified into earnings using the specific identification method.

Coupon interest is recognized as revenue when earned and deemed collectible. Purchase discounts and premiums related to the securities are amortized into interest income over their estimated lives to generate an effective yield, which considers the actual and future estimated prepayments of the securities pursuant to the provisions discussed below. Gains or losses on the sale of securities are based on the specific identification method.

When recognizing revenue on AFS securities where credit risk is not remote, we employ the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) to account for purchase premiums, discounts, and fees associated with these securities. The use of this method requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

Yields recognized for each security can vary as a function of credit results, prepayment rates, and interest rates. For the securities we acquire, if estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward. In cases where the fair value of our securities is below our cost basis we may have an other-than-temporary impairment.

For determining other-than-temporary impairment on our real estate securities accounted for as AFS securities, we use the guidelines prescribed under EITF 99-20, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and SEC Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 59). Other-than-temporary impairments are reported under market valuation adjustments, net in our consolidated statements of income (loss). We assess whether a drop in fair value below our cost of the AFS security should be deemed as other-than-temporary impairment. If there has been no adverse change in the projected future cash flows of the security, we have the ability and intent to hold the security, and we have determined that within a reasonable period of time there will likely be a recovery of fair value up to (or beyond) the amortized cost of the security, there is no other-than-temporary impairment.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We elected the fair value option for this investment as of January 1, 2008. Other investments are recorded on our consolidated balance sheets at their estimated fair values. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments, net.

See Note 9 for further discussion on other investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for, or payable to, owners of ABS issued by those entities and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Accrued Interest Receivable

Accrued interest receivable represents interest that is due and payable to us. This is generally received within the next month.

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps (CDS). All derivative financial instruments are reported at fair value on our consolidated balance sheets, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of (loss) income through market valuation adjustments, net. Net purchases and proceeds from interest rate agreements are classified as financing activities within our consolidated statements of cash flows.

We generally enter into interest rate agreements to help manage some of our interest rate risks. Prior to 2008, we accounted for derivatives used to hedge interest rate exposure in Acacia securitization entities as cash flow hedges under FAS 133. As of January 1, 2008, all derivatives designated as cash flow hedges were de-designated as cash flow hedges and accounted for as trading instruments. Since the associated hedged items continue to exist, the fair value of cash flow hedges at the time of de-designation remains in accumulated other comprehensive loss and is being amortized using the straight line method through interest expense over the remaining lives of the Acacia ABS issued.

We may enter into CDS contracts from time to time. A CDS is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. Prior to 2008, we accounted for CDS as trading instruments under FAS 133. As of January 1, 2008, we have accounted for CDS as trading instruments under FAS 159 as they were all owned by Acacia entities. In both cases, changes in fair value of CDS are reported in the consolidated statements of (loss) income through market valuation adjustments, net.

As of each period end, we may also have outstanding commitments to purchase real estate loans. These commitments are accounted for as derivatives under Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), and are classified as trading instruments.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets

Income recognition for GAAP and tax differ in material respects. As a result, we may recognize taxable income in periods prior to or later than when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. When the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense. Our deferred tax assets are generated by differences in GAAP and taxable income at our taxable subsidiaries. GAAP and tax differences at the REIT may create additional deferred tax assets or liabilities to the extent we do not distribute all of our taxable income.

See Note 20 for further discussion of taxes.

Deferred Asset-Backed Securities Issuance Costs

Asset-backed securities (ABS) issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21). Sequoia deferred ABS issuance costs are reporting in accordance with APB 21. As of January 1, 2008, the deferred issuance costs associated with Acacia were included in the fair value of ABS issued by Acacia and were accounted for under FAS 159. As a result, these costs were included in our one-time adjustment upon the adoption of FAS 159 and were reclassified into retained earnings.

See Note 4 for further discussion on FAS 159.

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair value. All other assets are reported at cost.

Short-Term Debt — Redwood

Short-term debt includes our credit facilities at Redwood that mature within one year. Open facilities may be unsecured or collateralized by loans or securities. We report short-term Redwood debt at its unpaid principal balance.

Asset Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represent ABS, as issued by bankruptcy-remote securitization entities sponsored by Redwood.

Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS obligations are payable solely from the assets of these entities and are not obligations of Redwood.

Sequoia ABS Issued

Sequoia ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under the fair value option under FAS 159 and carried at their fair values on our consolidated balance sheets. Changes in fair value (gains or losses) are reported in the consolidated statements of (loss) income through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

Long-Term Debt — Redwood

Long-term debt includes trust preferred securities and subordinated notes at Redwood. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to London Interbank Offered Rate (LIBOR) plus a margin until they are redeemed in whole or mature at a future date. These notes contain an earlier optional redemption date without penalty. Long-term Redwood debt is reported on our consolidated balance sheet at cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

See Note 14 for further discussion on long-term Redwood debt.

Minority Interest

Minority interest represents the aggregate limited partnership interests in the Opportunity Fund held by third parties.

See Note 16 for further discussion on minority interest.

Earnings (Loss) Per Share

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

Other Comprehensive Income (Loss)

Current period net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under FAS 133 are reported as components of other comprehensive income (loss) on our consolidated statements of comprehensive income (loss). Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income (loss) are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Stock-Based Compensation

As of June 30, 2008 and December 31, 2007, we had one stock-based employee compensation plan and one employee stock purchase plan.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), on January 1, 2006. With the adoption of FAS 123R, the grant date fair values of all remaining unvested stock compensation awards (stock options, deferred stock units, and restricted stock) are expensed on the consolidated statements of (loss) income over their remaining vesting periods.

See Note 18 for further discussion on stock based compensation.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, The Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of (loss) income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. FAS 160 is effective beginning January 1, 2009, with early adoption not permitted. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. We are currently evaluating the disclosure requirements of FAS 160.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

In February 2008, the FASB issued FASB Staff Position 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP 140-3). FSP 140-3 provides that a transferor and a transferee must account for a transfer of a financial asset and a repurchase financing with the same counterparty (or consolidated affiliates of either counterparty) as a linked transaction if the transfer and repurchase financing were entered into contemporaneously or in contemplation of each other unless certain specified criteria are met. Under FSP 140-3, a repurchase financing is a transaction in which the buyer (initial transferee) of a financial asset obtains financing from the seller (initial transferor) and transfers the financial asset back to the seller as collateral until the financing is repaid. FSP 140-3 is effective beginning January 1, 2009, with early adoption not permitted. FSP 140-3 is to be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. FAS 161 is effective January 1, 2009, and early adoption is encouraged. We are currently evaluating the impact of FAS 161, although we do not expect a significant impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award's vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. We are currently evaluating the requirements of EITF 03-6-1 and have not yet determined the impact of adoption.

Note 4. Adoption of FAS 159

On January 1, 2008, we elected to apply the fair value option under FAS 159 to the assets and liabilities of our consolidated Acacia securitization entities and the investment grade securities (IGS) at Redwood. FAS 159 gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments, at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial election of the fair value option on existing instruments on January 1, 2008. Subsequent changes in the fair value of assets, liabilities, and commitments valued under FAS 159 are recorded in the consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 4. Adoption of FAS 159  – (continued)

Prior to the application of FAS 159, we were required to mark-to-market the assets, but not the liabilities, of Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated by the assets of that entity. Electing the fair value option for the assets and liabilities (including derivatives) of Acacia enabled us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes, to correlate more closely the values of the assets and liabilities that are paired within the same securitization entity, and to reduce the complexity of accounting with regards to derivatives under FAS 133. We also elected the fair value option for certain investment grade securities (IGS) held at Redwood, since we expect to pair these investments with a future liability for which we will also elect the fair value option under FAS 159.

As a result of the one-time election of FAS 159 on January 1, 2008, we reclassified $459 million of net unrealized gains and losses on Acacia assets and IGS at Redwood from accumulated other comprehensive income (loss) to retained earnings. We also recorded to retained earnings the $1.5 billion aggregate difference between the reported values and fair values of Acacia liabilities. As part of the revaluation of the Acacia liabilities to fair value, we also reclassified to retained earnings the associated unamortized deferred ABS issuance costs of $21 million. Adjustments resulting from the one-time election at the adoption date of FAS 159 are reflected on the balance sheet as a cumulative effect adjustment to stockholders’ equity (deficit).

We did not elect the fair value option for the assets and liabilities of Sequoia, as these assets and liabilities are currently accounted for using similar measurement attributes and do not generally create substantial volatility in our earnings. We also did not elect the fair value option for our credit enhancement securities (CES) at Redwood, which are funded with equity. There is no paired liability for these assets and our intent upon acquisition of these assets is to hold them to maturity and to generate long-term cash flows.

Our decision to adopt FAS 159 for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired or financial liability incurred. Assets that we anticipate funding with equity will generally be accounted for as AFS securities under FAS 115. Assets that we anticipate financing with a combination of debt and equity will generally be accounted for as trading securities under FAS 159 along with the corresponding liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 4. Adoption of FAS 159  – (continued)

The following table presents the transition adjustments and their effect on the Consolidated Total Assets and Total Liabilities and Stockholders’ Equity at January 1, 2008, following the adoption of FAS 159.

Adoption of FAS 159

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$—	$7,204
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	—	9,695
Restricted cash	118	—	118
Other assets	126	(21)	105
Total Assets	9,939	(21)	9,918
Redwood debt	8	—	8
Asset-backed securities issued	10,329	(1,490)	8,839
Subordinated notes	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,490)	9,167
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive (loss) income	(574)	459	(115)
Retained earnings	(1,252)	1,010	(242)
Total stockholders’ (deficit) equity	(718)	1,469	751
Total Liabilities and Stockholders’ Equity	$9,939	$(21)	$9,918

Included in the $1 billion transition adjustment to retained earnings is an additional $1.5 million that was recorded during the second quarter of 2008. This amount relates to securities where we adopted FAS 159 on January 1, 2008, but was excluded in our original transition adjustment.

Note 5. Fair Value of Financial Instruments

In September 2006, the FASB issued FAS 157, which sought to consolidate and clarify the definition of “fair value” that is used throughout GAAP. FAS 157 defines fair value, establishes a methodology for measuring fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure of information about fair value measurements. FAS 157 provides that the “exit price,” which is the price at which an asset could be sold or a liability could be transferred in an orderly process, should be used to value the asset or liability. FAS 157 also provides that market data, to the extent available, and not internally generated or entity specific information, should be used to determine fair value. We adopted FAS 157 on January 1, 2008. The financial impact on Redwood of the adoption of FAS 157 was not significant since our valuation methodology used in prior periods did not need to be revised to comply with FAS 157.

FAS 157 also provided a set of disclosures, the most significant being the requirements to disclose the valuations based on a framework that would group the valuations into a three-level hierarchy based on the ability to observe the significant inputs into the valuation:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

Level 2:  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or through corroboration with observable market data.

Level 3:  Unobservable inputs (e.g., an entity’s own data or assumptions).

Level 3 inputs include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability. FAS 157 also requires a roll forward of the items in Level 3 along with additional discussions on how these valuations are developed.

The following table presents information about financial assets and liabilities reported at fair value as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

		Fair Value Measurements Using
(In Thousands)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Real estate loans (held-for-sale)	$3,695	$—	$—	$3,695
Real estate loans (fair value)	18,800	—	—	18,800
Trading securities	841,868	—	—	841,868
Available-for-sale securities	399,759	—	—	399,759
Other investments	78,583	—	—	78,583
Derivative assets	4,914	—	4,635	279
Liabilities
ABS issued – Acacia	935,072	—	—	935,072
Derivative liabilities	100,396	—	25,106	75,290

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about the assets and liabilities reported at fair value on our consolidated balance sheets on a recurring basis for which Level 3 inputs were used to determine fair value. These changes in fair value occurred after the adoption of FAS 159 on January 1, 2008.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Three Months Ended June 30, 2008 (In Thousands)	Beginning Balance 4/1/2008	Principal Paydowns	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 6/30/2008
			Realized Gains or (Losses)	Unrealized Gains or (Losses)
Assets
Real estate loans (held-for-sale)	$4,443	$(626)	$(81)	$(41)	$—	$$3,695
Real estate loans (fair value)	18,801	(113)	112	—	—	18,800
Trading securities	952,576	(43,206)	(67,171)	—	(331)	841,868
Available-for-sale securities	242,030	(23,162)	(30,822)	27,901	183,812	399,759
Other investments	78,770	(187)	—	—	—	78,583
Derivative assets	72	—	207	—	—	279
Liabilities
Acacia ABS issued	1,046,160	(109,881)	(4,464)	—	3,257	935,072
Derivative liabilities	72,501	—	2,789	—	—	75,290

Six Month Ended June 30, 2008 (In Thousands)	Beginning Balance 1/1/2008	Principal Paydowns	Total Realized and Unrealized Gains (Losses) Included in Income		Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 6/30/2008
			Realized Gains or (Losses)	Unrealized Gains or (Losses)
Assets
Real estate loans (held-for-sale)	$4,533	$(642)	$(155)	$(41)	$—	$3,695
Real estate loans (fair value)	25,426	(229)	(4,548)	(1,849)	—	18,800
Trading securities	1,804,511	(100,504)	(865,151)	—	3,012	841,868
Available-for-sale securities	317,090	(30,234)	(174,920)	49,094	238,729	399,759
Other investments	79,125	(542)	—	—	—	78,583
Derivative assets	114	—	165	—	—	279
Liabilities
Acacia ABS issued	1,893,441	(140,046)	(814,305)	—	(4,018)	935,072
Derivative liabilities	57,397	—	17,893	—	—	75,290

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information for total net interest income for assets and liabilities measured under the fair value option for the three and six months ended June 30, 2008.

Net Interest Income on Fair Value Option Assets and Liabilities

	Net Interest Income on FVO Assets and Liabilities Three Months Ended June 30, 2008			Net Interest Income on FVO Assets and Liabilities Six Months Ended June 30, 2008
(In Thousands)	Change in Market Value	Interest Income (Expense)	Total Effect On Net Interest Income	Change in Market Value	Interest Income (Expense)	Total Effect On Net Interest Income
Assets
Real estate loans (fair value)	$112	$373	$485	$(4,548)	$744	$(3,804)
Trading securities	(62,537)	37,858	(24,679)	(857,821)	84,004	(773,817)
Other investments	—	514	514	—	1,246	1,246
Derivative assets	989	—	989	792	—	792
Liabilities
Acacia ABS issued	4,464	(30,306)	(25,842)	814,305	(74,826)	739,479
Derivative liabilities	27,769	—	27,769	(21,818)	—	(21,818)
Total	$(29,203)	$8,439	$(20,764)	$(69,090)	$11,168	$(57,922)

Market valuation adjustments include fair value adjustments as well as other valuation changes in assets and liabilities consolidated on our financial statements that are recorded through our consolidated statements of (loss) income. The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of (loss) income for the three and six months ended June 30, 2008.

Market Valuation Adjustments, Net

(In Thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total Market Valuations of Fair Value Assets and Liabilities	$(29,203)	$(69,090)
Other Market Valuation Adjustments
Impairments on AFS securities	(28,970)	(173,067)
Derivative instruments	1,981	(4,411)
Other real estate investments (trading)	(3,362)	(6,058)
Real estate loans (held-for-sale)	(1,065)	(1,925)
Market Valuation Adjustments, Net	$(60,619)	$(254,551)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$6,354,223	$5,666,056	$7,199,618	$6,860,574
Real estate loans (held-for-sale)	3,695	3,695	4,533	4,533
Real estate loans (fair value)	18,800	18,800	—	—
Trading securities	841,868	841,868	11,521	11,521
Available-for-sale securities	399,759	399,759	2,110,080	2,110,080
Other investments	78,583	78,583	79,125	79,125
Cash and equivalents	147,639	147,639	290,363	290,363
Derivative assets	4,914	4,914	5,598	5,598
Restricted cash	102,171	102,171	118,064	118,064
Accrued interest receivable	40,948	40,948	45,553	45,553
Liabilities
Short-term debt – Redwood	9,326	9,326	7,561	7,561
ABS Issued
ABS issued – Sequoia	6,174,571	5,425,929	6,946,166	6,693,087
ABS issued – Acacia(1)	935,072	935,072	3,383,113	1,893,441
Total ABS issued	7,109,643	6,361,001	10,329,279	8,586,528
Derivative liabilities	100,396	100,396	81,385	81,385
Accrued interest payable	32,237	32,237	53,796	53,796
Long-term debt – Redwood	150,000	72,000	150,000	94,000

(1)	We elected the fair value option under FAS 159 for all Acacia ABS as of January 1, 2008. Acacia ABS were recorded at their amortized cost at and prior to December 31, 2007.

The following is a description of the instruments measured at fair value under FAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under FAS 157.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 2 and 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 2 and 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Other investments
•	Other investments currently include a GIC. Management currently considers the GIC’s fair value to approximate contract value, as the interest rate is variable at LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (these are Level 2 inputs). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (these are Level 3 inputs).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt — Redwood
•	Short-term Redwood debt includes our credit facilities that mature within one year. Short-term Redwood debt is set to an adjustable rate. Fair values approximate carrying values (Level 1 and 2).
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Long-term debt — Redwood
•	Long-term Redwood debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes.

Note 6. Real Estate Loans

We acquire residential and commercial real estate loans from third party originators. The majority of these loans are sold to securitization entities sponsored by us under our Sequoia and Acacia programs which, in turn, issue ABS. The remainder of the loans we invest in are held and financed with short-term Redwood debt and equity.

The following table summarizes the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at June 30, 2008 and December 31, 2007.

(In Thousands)	June 30, 2008	December 31, 2007
Residential real estate loans (held-for-sale)	$3,695	$4,533
Residential real estate loans (held-for-investment)	6,353,972	7,173,940
Total residential real estate loans	6,357,667	7,178,473
Commercial real estate loans (fair value)	18,800	—
Commercial real estate loans (held-for-investment)	251	25,678
Total Real Estate Loans	$6,376,718	$7,204,151

At June 30, 2008, we had $5 million in outstanding principal of residential loans held-for-sale with a lower of cost or fair value of $4 million. At December 31, 2007, there was $6 million in outstanding principal for these loans with a lower of cost or fair value of $5 million.

Real Estate Loans Held-for-Investment

The following table provides additional information on real estate loans classified as held-for-investment as of June 30, 2008 and December 31, 2007.

June 30, 2008 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$6,318,090	$11,102	$6,329,192
Current premium (discount) – net, unamortized	68,479	(362)	68,117
Discount designated as credit reserve	—	(8,141)	(8,141)
Reserve for credit losses	(32,597)	(2,348)	(34,945)
Carrying Value	$6,353,972	$251	$6,354,223

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 6. Real Estate Loans  – (continued)

December 31, 2007 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Current face	$7,106,018	$38,111	$7,144,129
Current premium (discount) – net, unamortized	86,204	(1,944)	84,260
Discount designated as credit reserve	—	(8,141)	(8,141)
Reserve for credit losses	(18,282)	(2,348)	(20,630)
Carrying Value	$7,173,940	$25,678	$7,199,618

Of the $6.3 billion of principal face and $68 million of unamortized premium on our residential real estate loans at June 30, 2008, $2.2 billion of principal face and $50 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For these residential loans, we determine an effective yield using coupon interest rates as they change over time and anticipated principal payments to amortize the premium into income. During the first half of 2008, 13% of these residential loans prepaid and we amortized 23% of the premium. Of the $7.1 billion of principal face and $86 million of unamortized premium on our residential real estate loans at December 31, 2007, $2.5 billion of principal face and $66 million of unamortized premium relates to residential loans acquired prior to July 1, 2004.

For residential loans acquired after July 1, 2004, the principal face and unamortized premium was $4.1 billion and $18 million at June 30, 2008, respectively, and $4.6 billion and $20 million at December 31, 2007, respectively. For these residential loans, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount. During the first half of 2008, 10% of these residential loans prepaid and we amortized 11% of the premium.

On January 1, 2008, we elected the fair value option under FAS 159 for commercial real estate loans owned by Acacia entities, and accordingly record these loans at their fair values. At June 30, 2008 we owned $26 million face of commercial loans that had a fair value of $19 million. Prior to 2008, these loans were classified as held-for-investment.

The following table presents information regarding real estate loans pledged and unpledged under our borrowing agreements at June 30, 2008 and December 31, 2007.

Real Estate Loans Pledged and Unpledged

	June 30, 2008		December 31, 2007
(In Thousands)	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$15,880	$3,946	$16,606	$4,785
Owned by securitization entities, financed through ABS issued	6,344,867	6,372,772	7,133,022	7,199,366
Total	$6,360,747	$6,376,718	$7,149,628	$7,204,151

Unpledged real estate loans at June 30, 2008 consist of residential loans held-for-sale with a face value of $5 million and a carrying value of $4 million and two commercial loans held-for-investment with a face value of $11 million and a carrying value of $0.2 million.

Note 7. Reserves for Credit Losses

We establish reserves for credit losses on our real estate loans held-for-investment based on our estimate of losses inherent in our loan portfolio. At both June 30, 2008 and December 31, 2007, all residential loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 7. Reserves for Credit Losses  – (continued)

classified as held-for-investment were owned by Sequoia entities. At June 30, 2008, we had a reserve for credit losses of $33 million on these residential loans, an increase from the $18 million reserve at December 31, 2007.

The following table summarizes the activity in reserves for credit losses for our consolidated residential loans classified as held-for-investment for the three and six months ended June 30, 2008 and 2007.

Activity in Residential Real Estate Loan Reserves for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Balance at beginning of period	$24,444	$19,954	$18,282	$20,119
Provision for credit losses	10,061	2,500	18,119	3,981
Charge-offs	(1,908)	(6,038)	(3,804)	(7,684)
Balance at End of Period	$32,597	$16,416	$32,597	$16,416

Delinquencies in our consolidated residential real estate loan portfolio were $118 million and $68 million as of June 30, 2008 and December 31, 2007, respectively. Delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of our current residential real estate loan balances, delinquencies were 1.87% and 0.96% at June 30, 2008 and December 31, 2007, respectively. As a percentage of the original balances, delinquencies were 0.42% and 0.24% at June 30, 2008 and December 31, 2007, respectively.

Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. We accrue interest on loans until they are more than 90 days past due or deemed uncollectible at which point they are placed on nonaccrual status. When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest), and charge this specific estimated loss (or recovery) against the reserve for credit losses. During the first half of 2008, there were $4 million of charge-offs that reduced our reserve for credit losses. These charge-offs arose from $24 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets (See Note 11). Subsequent changes in value of REO are recorded through market valuation adjustments, net, in our consolidated statements of (loss) income.

The following table summarizes the activity in reserves for credit losses for our commercial real estate loans held-for-investment, for the three and six months ended June 30, 2008 and 2007.

Activity in Commercial Real Estate Loan Reserves for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Balance at beginning of period	$2,348	$2,348	$2,348	$—
Provision for credit losses	—	—	—	2,348
Charge-offs	—	—	—	—
Balance at End of Period	$2,348	$2,348	$2,348	$2,348

During the first quarter of 2007, we fully reserved for an anticipated loss on a mezzanine commercial loan, which was made to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion of the conversion project and sale of the condominium units.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents our real estate securities by collateral type and entity, as of June 30, 2008 and December 31, 2007.

June 30, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$247,579	$45,750	$596,366	$889,695
Commercial	90,969	—	176,162	267,131
CDO	14,763	19,989	49,974	84,726
Other real estate investments	75	—	—	75
Total Real Estate Securities	$353,386	$65,739	$822,502	$1,241,627

December 31, 2007 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$163,235	$3,126	$1,393,048	$1,559,409
Commercial	148,508	—	278,003	426,511
CDO	20,822	12,075	91,263	124,160
Other real estate investments	11,521	—	—	11,521
Total Real Estate Securities	$344,086	$15,201	$1,762,314	$2,121,601

The following table presents our trading and available-for-sale (AFS) real estate securities by collateral type and entity, as of June 30, 2008 and December 31, 2007.

June 30, 2008 (In Thousands)	Redwood		The Fund	Acacia	Total Securities
	Trading	AFS	AFS	Trading	Trading	AFS
Residential IGS
Prime	$1,319	$100,664	$1,220	$169,564	$170,883	$101,884
Non-prime	3,251	55,230	44,530	312,473	315,724	99,760
Total Residential IGS	4,570	155,894	45,750	482,037	486,607	201,644
Residential CES
Prime	—	79,304	—	61,760	61,760	79,304
Non-prime	282	7,529	—	52,569	52,851	7,529
Total Residential CES	282	86,833	—	114,329	114,611	86,833
Commercial IGS	—	—	—	61,818	61,818	—
Commercial CES	—	90,969	—	114,344	114,344	90,969
CDO IGS	14,364	—	12,853	45,615	59,979	12,853
CDO CES	75	324	7,136	4,359	4,434	7,460
Other real estate investments	75	—	—	—	75	—
Total Real Estate Securities	$19,366	$334,020	$65,739	$822,502	$841,868	$399,759

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

December 31, 2007 (In Thousands)	Redwood		The Fund	Acacia	Total Securities
	Trading	AFS	AFS	AFS	Trading	AFS
Residential IGS
Prime	$—	$1,360	$—	$514,045	$—	$515,405
Non-prime	—	10,865	3,126	628,068	—	642,059
Total Residential IGS	—	12,225	3,126	1,142,113	—	1,157,464
Residential CES
Prime	—	127,612	—	193,676	—	321,288
Non-prime	—	23,398	—	57,259	—	80,657
Total Residential CES	—	151,010	—	250,935	—	401,945
Commercial IGS	—	—	—	89,676	—	89,676
Commercial CES	—	148,508	—	188,327	—	336,835
CDO IGS	—	18,450	12,075	83,094	—	113,619
CDO CES	—	2,372	—	8,169	—	10,541
Other real estate investments	11,521	—	—	—	11,521	—
Total Real Estate Securities	$11,521	$332,565	$15,201	$1,762,314	$11,521	$2,110,080

We finance securities through a combination of Redwood debt and equity as well as investments in the Fund and Acacia entities that we consolidate. Of the total securities owned at Redwood as of June 30, 2008 and December 31, 2007, $9 million and $8 million, respectively, were pledged for short-term Redwood debt.

Trading securities are recorded at fair value with changes in fair value recorded in market valuation adjustments, net, in the consolidated statements of (loss) income. We currently account for Redwood IGS, securities owned by Acacia entities, and other real estate investments (OREI), as trading securities. Prior to the adoption of FAS 159, Redwood IGS and securities owned by Acacia were recorded at fair value in accordance with FAS 115.

AFS Securities

AFS securities are measured at fair value, with unrealized gains and losses recorded as a component of other comprehensive income (loss), net of deferred taxes, in stockholders’ equity (deficit). We currently account for most securities at Redwood and all securities at the Fund as AFS securities. Prior to the adoption of FAS 159 on January 1, 2008, all securities at Redwood and Acacia (except for OREI) were classified as AFS.

The following table presents the carrying value (which equals fair value) of AFS securities as of June 30, 2008 and December 31, 2007.

June 30, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,019,761	$517,615	$99,089	$1,636,465
Current discount – designated credit reserve	(555,702)	(384,487)	(33,743)	(973,932)
Current discount – net unamortized	(154,465)	(31,871)	(42,415)	(228,751)
Amortized cost	309,594	101,257	22,931	433,782
Gross unrealized gains	14,995	2,820	625	18,440
Gross unrealized losses	(36,112)	(13,108)	(3,243)	(52,463)
Carrying Value	$288,477	$90,969	$20,313	$399,759

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$3,553,064	$988,653	$393,010	$4,934,727
Current discount – designated credit reserve	(723,489)	(318,456)	(100,617)	(1,142,562)
Current discount – net unamortized	(886,118)	(98,509)	(156,305)	(1,140,932)
Amortized cost	1,943,457	571,688	136,088	2,651,233
Gross unrealized gains	14,074	4,965	822	19,861
Gross unrealized losses	(398,122)	(150,142)	(12,750)	(561,014)
Carrying Value	$1,559,409	$426,511	$124,160	$2,110,080

When we purchase a credit-sensitive AFS security at a significant discount to its face value, we often do not amortize into income a significant portion of this discount that we are entitled to earn but do not expect to collect due to the inherent credit risk of the security. The portion of the total discount that we do not amortize into income is designated as a credit reserve on the security, with the remaining portion amortized into income over time using the interest method in accordance with EITF 99-20. Our estimate of required credit reserves is based upon various factors, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar securities, external credit enhancements or guarantees, and priority of cash flows and credit loss attribution within the securitization from which our security interest participates. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. We review our assessments at least quarterly and determine the appropriate level of credit reserve required for each security we own. The designated credit reserve is specific to each security.

The following table presents the detail investment activity affecting our gross purchase discount on AFS securities and the resulting net unamortized discount that we currently expect to recognize into income over the remaining lives of these securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
Three Months Ended June 30, 2008 (In Thousands)	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – March 31, 2008	$586,174	$83,714	$378,388	$36,955	$37,374	$47,472
Amortization of net discount	—	(7,925)	—	2,123	—	(456)
Realized credit losses	(60,507)	—	(5,502)	—	(4,150)	—
Acquisitions	4,773	71,774	—	—	—	—
Sales, calls, other	—	7,909	—	—	—	(4,402)
Impairments	24,255	—	4,394	—	320	—
Transfers/release of credit reserves	1,007	(1,007)	7,207	(7,207)	199	(199)
Ending balance – June 30, 2008	$555,702	$154,465	$384,487	$31,871	$33,743	$42,415

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

	Residential		Commercial		CDO
Six Months Ended June 30, 2008 (In Thousands)	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – December 31, 2007	$723,489	$886,118	$318,456	$98,509	$100,617	$156,305
Reclassification due to fair value option	(213,356)	(794,395)	—	(80,642)	(78,762)	(122,384)
Beginning balance – January 1, 2008	510,133	91,723	318,456	17,867	21,855	33,921
Amortization of net discount	—	(19,877)	—	3,646	—	(891)
Realized credit losses	(91,169)	—	(5,540)	—	(4,150)	—
Acquisitions	28,030	93,723	—	—	15,000	13,569
Sales, calls, other	—	7,866	—	—	—	(4,545)
Impairments	89,738	—	81,929	—	1,399	—
Transfers/release of credit reserves	18,970	(18,970)	(10,358)	10,358	(361)	361
Ending balance – June 30, 2008	$555,702	$154,465	$384,487	$31,871	$33,743	$42,415

The loans underlying our residential CES totaled $145 billion at June 30, 2008, and consist of $107 billion prime and $38 billion non-prime. These loans are located nationwide with a large concentration in California (49%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2008 were 4.23% of current principal balances and 1.93% of original principal balances. For loans in prime pools, delinquencies were 1.01% of current balances and 0.47% of original balances. Non-prime pools had delinquencies of 13.29% of current balances and 5.94% of original balances.

The loans underlying our commercial CES totaled $49 billion at June 30, 2008, and consist primarily of office (39%), retail (28%), and multifamily (16%) fixed rate commercial loans. These loans are located nationwide. Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2008 were 0.79% of current principal balances and 0.74% of original principal balances.

For the three and six months ended June 30, 2008, we recognized other-than-temporary impairments on AFS securities of $29 million and $173 million, respectively, through market valuation adjustments, net, in our consolidated statements of (loss) income. For the three and six months ended June 30, 2007, we recognized other-than-temporary impairments of $22 million and $24 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of June 30, 2008, and December 31, 2007.

AFS Securities with Unrealized Losses

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
June 30, 2008 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$220,003	$(35,665)	$184,338	$1,661	$(447)	$1,214
Commercial	75,430	(10,987)	64,443	5,111	(2,122)	2,989
CDO	12,410	(3,242)	9,168	—	—	—
Total Securities	$307,843	$(49,894)	$257,949	$6,772	$(2,569)	$4,203

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2007 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$930,965	$(303,546)	$627,419	$315,304	$(94,576)	$220,728
Commercial	400,942	(112,769)	288,173	130,681	(37,373)	93,308
CDO	42,113	(12,750)	29,363	—	—	—
Total Securities	$1,374,020	$(429,065)	$944,955	$445,985	$(131,949)	$314,036

At June 30, 2008, we owned 601 AFS securities, of which, 198 were in an unrealized loss position and 8 were in a continuous unrealized loss position for twelve months or longer. At December 31, 2007, we owned 1,722 AFS securities, of which 855 were in an unrealized loss position and 188 were in a continuous loss position for twelve months or longer. The number of AFS securities reported on our consolidated balance sheets declined as a result of our adoption of FAS 159 on January 1, 2008.

Gross Realized Gains and Losses

Gains and losses from AFS securities are recorded to realized gains (losses) on sales and calls, net, in our consolidated statements of (loss) income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Gross realized gains – sales	$1,831	$2,746	$1,831	$3,415
Gross realized gains – calls	—	1,310	42	2,153
Gross realized losses – sales	—	(1,284)	—	(2,737)
Gross realized losses – calls	(43)	—	(43)	—
Total realized gains on sales and calls, net	$1,788	$2,772	$1,830	$2,831

Note 9. Other Investments

Other investments includes a GIC owned by an Acacia securitization entity that we consolidate for financial statements purposes. This GIC represents a deposit certificate issued by a rated investment bank. This GIC serves as the collateral to cover potential losses on CDS also entered into by this same Acacia entity. The

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 9. Other Investments  – (continued)

CDS reference BBB and A-rated residential mortgage-backed securities issued in 2006. In the event that any of these referenced securities incurs a credit loss, the GIC can then be drawn upon by the CDS counterparty to cover the amount of such loss. Since the acquisition of this asset, it has been drawn down by $1 million as the notional amount of the related CDS has been reduced. This investment is recorded on our consolidated balance sheets at its estimated fair value. The fair value was $79 million as of June 30, 2008. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments, net.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments. As of June 30, 2008 and December 31, 2007, the net fair value of our derivative financial instruments was negative $95 million and negative $76 million, respectively.

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$4,246	$714,400	$3,788	$707,900
Interest rate caps sold	(1,160)	250,000	(1,061)	250,000
Interest rate corridors purchased	—	—	—	844,805
Interest rate swaps	(23,278)	1,091,652	(1,553)	186,733
Interest rate swaps designated as cash flow hedges	—	—	(19,564)	994,562
Credit default swaps	(75,290)	78,487	(57,397)	78,771
Total Derivative Financial Instruments	$(95,482)	$2,134,539	$(75,787)	$3,062,771

Of the negative $95 million value of derivative financial instruments at June 30, 2008, $5 million was recorded as derivative assets and $100 million was recorded as derivative liabilities on our consolidated balance sheet. Of the negative $76 million value of derivative financial instruments at December 31, 2007, $5 million was recorded as derivative assets and $81 million was recorded as derivative liabilities on our consolidated balance sheet.

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements. We enter into interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Interest rate agreements that we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases.

We currently account for our interest rate agreements as trading instruments in accordance with FAS 133. Changes in the fair value of the interest rate agreement and all associated income and expenses are reported in our consolidated statements of (loss) income through market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of positive $33 million and negative $5 million for the three and six months ended June 30, 2008, respectively, and positive $1 million and positive $2 million for the three and six months ended June 30, 2007, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

We did not have any interest rate agreements designated as cash flow hedges during the three and six months ended June 30, 2008. For interest rate agreements previously designated as cash flow hedges, our total unrealized gain or loss included in accumulated other comprehensive income (loss) was negative $30 million at June 30, 2008 and was negative $33 million at December 31, 2007.

The following table presents the interest income and expense of our interest rate agreements previously designated as cash flow hedges for the three months and six months ended June 30, 2008 and 2007.

Impact on Net Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Net interest income on cash flow interest rate agreements	$—	$2,693	$—	$5,092
Realized net income due to net ineffective portion of hedges	—	671	—	590
Realized net losses reclassified from other comprehensive (loss) income	(1,246)	(6)	(2,492)	(678)
Total	$(1,246)	$3,358	$(2,492)	$5,004

Credit Default Swaps

A credit default swap (CDS) is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security or index of securities. All of our existing CDS contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes.

Credit default swaps in Acacia are accounted for as trading instruments. These CDS are reported at fair value with the changes in fair value and any net receipts/payments recognized through market valuation adjustments, net on our consolidated statements of (loss) income. The values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. During the three and six months ended June 30, 2008, the fair value of these credit default swaps decreased $2 million and $20 million, respectively, as the result of higher market premiums required for these types of instruments.

Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. To mitigate this risk, we enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated A or higher. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

As of June 30, 2008, Redwood and its affiliates had twenty International Swaps and Derivatives Association (ISDA) agreements with eleven different bank counterparties. For open derivative positions at June 30, 2008, we were in compliance with the requirements of our ISDA counterparties. For ISDA

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

agreements with no open derivative positions, we were in breach of nine agreements due to a decline in our total reported net worth and are currently in process of amending those agreements. This had no impact to our financial statements.

Note 11. Other Assets

Other assets as of June 30, 2008 and December 31, 2007, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2008	December 31, 2007
Real estate owned (REO)	$22,996	$15,118
Fixed assets and leasehold improvements	4,924	5,666
Principal receivable	1,910	2,819
Other	1,080	1,630
Total Other Assets	$30,910	$25,233

Real estate owned (REO) consists of foreclosed properties owned by Sequoia entities that were recovered in full satisfaction of real estate loans. The number of single-family properties owned by Sequoia entities was 87 at June 30, 2008, an increase from 78 owned at December 31, 2007. This 10% increase reflects the continued housing market downturn and inability of a growing number of borrowers to meet their repayment obligations. The states of Arizona, California, and Florida accounted for 31% of our REO balance at June 30, 2008. The Midwest region accounted for an additional 25% of this total.

The carrying value of REO as of June 30, 2008 was $23 million, of which $20 million related to transfers into REO in the first half of 2008, offset by $10 million of REO liquidations during the first half of 2008 and $2 million of negative valuation changes. The carrying value of REO as of December 31, 2007 was $15 million, of which $14 million related to transfers into REO in 2007 and $1 million from transfers in 2006.

Note 12. Short-term Debt — Redwood

We typically enter into master repurchase agreements (MRA), bank borrowings, and other forms of collateralized (and generally uncommitted) borrowings with various commercial banks and investment banks. We also issued commercial paper (CP) for financing residential real estate loans prior to 2008. We refer to these borrowings as short-term Redwood debt. We report short-term Redwood debt at its unpaid principal balance. Borrowings under short-term Redwood debt facilities generally bear interest rates of a specified margin over one-month LIBOR. They are uncommitted and mature within one year.

We are generally placing less reliance on short-term Redwood debt facilities and greater reliance on other types of recourse debt such as long-term Redwood debt (See Note 14). We closed our Madrona (CP) facility in December 2007 and have allowed other facilities to expire. We believe we could increase our borrowings on existing short-term facilities if necessary and we continue to explore alternative financing arrangements that we might pursue in the future.

As of June 30, 2008, we had 38 MRA’s in place with 15 different counterparties. We also had two facilities open to finance the acquisition of real estate loans. These facilities had a combined borrowing limit of $1 billion and mature in October 2008. We also had one $10 million unsecured line of credit that matures each month. At June 30, 2008, our only use of short-term Redwood debt was to finance $9 million of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 12. Short-term Debt — Redwood  – (continued)

securities under an existing MRA that matures every 35 days. At December 31, 2007, our only use of short-term Redwood debt was to finance $8 million of securities under an existing MRA that matured monthly.

The following table summarizes short-term Redwood debt outstanding by weighted average interest rates and by collateral type as of June 30, 2008 and December 31, 2007.

Short-term Debt — Redwood

	June 30, 2008			December 31, 2007
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Securities collateral	$9,326	2.82%	35	$7,561	5.25%	22
Total short-term Redwood debt	$9,326	2.82%	35	$7,561	5.25%	22

For the three and six months ended June 30, 2008, the average balance of short-term Redwood debt was $5 million and $13 million, respectively, with a weighted-average interest cost of 5.55% and 3.79%, respectively. For the three and six months ended June 30, 2007 the average balance of short-term Redwood debt was $1.5 billion and $1.9 billion, respectively, with a weighted-average interest cost of 5.99% and 5.82%, respectively. At June 30, 2008 and December 31, 2007, accrued interest payable on short-term Redwood debt was $16,000 and $12,000, respectively. All short-term Redwood debt as of June 30, 2008 and December 31, 2007, matured within 35 days of the financial reporting date.

The borrowing agreements under short-term Redwood debt facilities require compliance with various financial and organizational covenants on an ongoing basis. These covenants typically relate to our tangible net worth, liquidity reserves, and financial leverage. Although we generally comply with all of our covenants, the decline and volatility in our reported net worth has resulted in breaches and subsequent renegotiations of certain borrowing agreements. As of June 30, 2008, we were in compliance with the covenants under borrowing agreements for all drawn facilities. Of the undrawn facilities, we were in breach with one counterparty due to a decline in our tangible net worth and have requested a waiver from this counterparty. This had no impact on our financial statements.

Note 13. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities that we sponsor issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest at variable or fixed rates on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread, or set at a spread to the interest rates paid on the assets of a securitization entity.

The maturity of each class of ABS issued is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 13. Asset-Backed Securities Issued  – (continued)

The carrying value components of the collateral for ABS issued and outstanding as of June 30, 2008 and December 31, 2007, are summarized in the following table.

Collateral for Asset-Backed Securities Issued

	June 30, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$6,353,972	$18,800	$6,372,772	$7,173,940	$25,426	$7,199,366
Real estate securities	—	906,692	906,692	—	1,762,607	1,762,607
Other investments	—	78,583	78,583	—	79,125	79,125
Real estate owned (REO)	21,778	—	21,778	13,744	—	13,744
Restricted cash	313	71,616	71,929	337	112,793	113,130
Accrued interest receivable	26,662	8,486	35,148	37,907	9,928	47,835
Total Collateral for ABS Issued	$6,402,725	$1,084,177	$7,486,902	$7,225,928	$1,989,879	$9,215,807

The components of ABS issued by consolidated securitization entities as of June 30, 2008 and December 31, 2007, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
ABS issued – certificates with principal value	$6,146,332	$3,231,253	$9,377,585	$6,904,937	$3,403,748	$10,308,685
ABS issued – interest-only certificates	26,367	—	26,367	35,220	—	35,220
Unamortized premium	1,872	—	1,872	6,009	—	6,009
Unamortized discount	—	—	—	—	(20,635)	(20,635)
Market value discount	—	(2,296,181)	(2,296,181)	—	—	—
Total ABS Issued	$6,174,571	$935,072	$7,109,643	$6,946,166	$3,383,113	$10,329,279
Range of weighted average interest rates, by series	2.64% to 5.89%	3.18% to 3.55%		4.42% to 6.14%	5.40% to 6.06%
Stated maturities	2024 – 2047	2039 – 2052		2010 – 2047	2039 – 2052
Number of series	38	10		39	10

As of June 30, 2008, all of the total $7.1 billion reported value of ABS issued had contractual maturities of over five years.

On January 1, 2008, we elected to account for the ABS issued in Acacia at fair value under FAS 159. Prior to this election, Acacia ABS issued were carried at their unpaid principal balances, net of any unamortized discount or premium, and Acacia ABS deferred issuance costs were amortized as an adjustment to interest expense. Amortization of Sequoia deferred ABS issuance costs were $2 million and $4 million for the three and six months ended June 30, 2008. Amortization of Sequoia and Acacia deferred ABS issuance costs were $6 million and $13 million for the three and six months ended June 30, 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 13. Asset-Backed Securities Issued  – (continued)

The following table summarizes the accrued interest payable on ABS issued as of June 30, 2008 and December 31, 2007. Interest due on Sequoia ABS is settled monthly and interest due on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2008	December 31, 2007
Sequoia	$15,139	$19,648
Acacia	15,751	32,237
Total Accrued Interest Payable on ABS Issued	$30,890	$51,885

Note 14. Long-term Debt — Redwood

In 2006, we issued $100 million of subordinated notes through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These subordinated notes require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

At June 30, 2008 and December 31, 2007, the accrued interest payable balance on long-term Redwood debt was $1 million and $2 million, respectively.

Note 15. Commitments and Contingencies

As of June 30, 2008, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $15 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive offices that expires in 2013 and a lease for additional space at our executive offices that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively.

Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance at both June 30, 2008 and December 31, 2007 was $3 million.

The following table presents our future lease commitments as of June 30, 2008.

Future Lease Commitments by Year

(In Thousands)	June 30, 2008
2008 (six months)	$904
2009	1,688
2010	1,709
2011	1,831
2012	1,882
2013 and thereafter	6,692
Total	$14,706

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 15. Commitments and Contingencies  – (continued)

At June 30, 2008, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

Stock Repurchases

We announced a stock repurchase plan in November 2007 for the repurchase of up to a total of 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases during the first half of 2008 and, as of June 30, 2008, there remained 5,000,000 shares available for repurchase under this plan.

Note 16. Minority Interest

Minority interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of June 30, 2008, the minority interest was $47 million, representing a 48% third party interest in the Fund. Income allocated to the minority interest is based on the third party LP’s ownership percentage. The ownership percentage is determined by dividing the numbers of units held by third party LP’s by the total units outstanding. Subsequent changes in our ownership percentage will be treated as capital transactions and result in a reallocation between shareholders' equity and minority interest in the consolidated balance sheets.

Note 17. Stockholders’ Equity

The following table provides the basic and diluted (loss) earnings per share computations for the three and six months ended June 30, 2008 and 2007.

Basic and Diluted (Loss) Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Denominators:
Denominator for basic (loss) earnings per share is equal to the weighted average number of common shares outstanding during the period	32,871,442	27,405,284	32,691,444	27,132,001
Adjustments for diluted (loss) earnings per share are:
Net effect of dilutive stock options	—	759,660	—	785,501
Denominator for diluted (loss) earnings per share	32,871,442	28,164,944	32,691,444	27,917,502
Basic (Loss) Earnings per Share:	$(1.40)	$0.42	$(6.65)	$1.10
Diluted (Loss) Earnings per Share:	$(1.40)	$0.41	$(6.65)	$1.06

Pursuant to EITF 03-6, we determined that there was no allocation of income for our outstanding stock options as they were antidilutive, as defined by this principle, for the three and six months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, the number of outstanding stock options that were antidilutive totaled 1,230,021 and 449,105, respectively. For the six months ended June 30, 2008 and 2007, the number of outstanding equity awards that were antidilutive totaled 1,351,533 and 252,109, respectively. There were no other participating securities, as defined by EITF 03-6, during the three and six months ended June 30, 2008 and 2007.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes the difference between the fair value and amortized cost for real estate securities accounted for as AFS, in accordance with FAS 115, and any net gains or losses from interest rate agreements previously accounted for as cash flow hedges under FAS 133 that have been terminated or de-designated during prior reporting periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 17. Stockholders’ Equity  – (continued)

The following table provides a summary of the components of accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007.

(In Thousands)	June 30, 2008	December 31, 2007
Net unrealized losses on real estate securities	$(34,023)	$(541,153)
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(30,120)	(32,613)
Total Accumulated Other Comprehensive Loss	$(64,143)	$(573,766)

At June 30, 2008, the net unrealized loss on AFS securities was $34 million, as compared to a net unrealized loss of $541 million at December 31, 2007. Upon our adoption of FAS 159 (for all securities in Acacia and IGS at Redwood) on January 1, 2008, net unrealized losses of $459 million were reclassified from accumulated other comprehensive loss to retained earnings. During the second quarter of 2008, we recognized $29 million other-than-temporary impairments on securities and $4 million of fair value declines in AFS with unrealized losses that were not deemed to be other-than-temporary (See Note 8), which decreased accumulated other comprehensive loss during the quarter.

On January 1, 2008, the interest rate agreements in Acacia entities were de-designated as cash flow hedges upon our adoption of FAS 159. At June 30, 2008, these agreements had an unrealized loss of $30 million, which will be expensed through our consolidated statements of (loss) income over the remaining lives of designated Acacia ABS (See Note 10). During the three and six months ended June 30, 2008, we amortized $1 million and $2 million, respectively, into interest expense.

Note 18. Equity Compensation Plans

Stock-Based Compensation

At January 1, 2006, upon our adoption of FAS 123R, we had $19 million of unamortized costs related to unvested equity awards (stock options, restricted stock, and deferred stock units). Most of these awards have vested and the related costs have been expensed through the operating expenses line on the consolidated statements of (loss) income. Since then, additional awards have been granted and, at June 30, 2008, the unamortized costs totaled $13 million. This amount will be expensed over the next six years, of which over half will be expensed over the next twelve months.

Incentive Plan

In March 2008, we amended the previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our shareholders in May 2008. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs) as defined under Section 422 of the Code, non-qualifying stock options (NQSOs), deferred stock units, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees and directors have a maximum term of ten years. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are automatically provided annual awards under the Incentive Plan that generally vest immediately. The Incentive Plan has been designed to permit the compensation committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code. The amendment also increased the number of shares available for distribution through the Incentive Plan. As of June 30, 2008 and December 31, 2007, 1,670,328 and 493,646 shares of common stock, respectively, were available for grant.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

A summary of stock option activity during the three and six months ended June 30, 2008 and 2007 is presented in the following table.

Stock Options Activity

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options Outstanding
Options outstanding at beginning of period	772,354	$37.48	1,032,462	$35.11	833,215	$37.60	1,072,622	$34.70
Options granted	—	—	219	53.50	—	—	15,934	55.73
Options exercised	(16,213)	34.34	(9,996)	34.09	(43,812)	32.34	(64,172)	32.52
Options forfeited	(7,818)	55.04	(14,836)	56.73	(41,080)	55.29	(16,535)	56.66
Options expired	—	—	—	—	—	—	—	—
Options Outstanding at Period-End	748,323	$37.67	1,007,849	$34.81	748,323	$37.67	1,007,849	$34.81
Options exercisable at period-end	732,671	$37.23	920,904	$32.83	732,671	$37.23	920,904	$32.83
Weighted average fair market value of options granted during the period		$—		$4.93		$—		$4.30

For the three and six months ended June 30, 2008, expenses related to stock options were $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2007, expenses related to stock options were $0.5 million and $1.1 million, respectively. As of June 30, 2008, there was less than $1 million of unrecognized compensation cost related to unvested stock options. These costs will be expensed over a weighted-average period of less than one year.

The total intrinsic value or gain (fair market value less exercise price) for options exercised was $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively. The total gain for options exercised was $0.2 million and $1.4 million for the three and six months ended June 30, 2007, respectively.

The net cash proceeds received from the exercise of stock options was $0.3 million and $0.9 million for the three and six months ended June 30, 2008, respectively. The net cash proceeds received from the exercise of stock options was $0.2 million and $1.2 million for the three and six months ended June 30, 2007, respectively.

In the first half of 2008, officers exercised 7,750 options and surrendered 6,050 shares to pay exercise costs and taxes totaling $0.2 million, within the guidelines of the Incentive Plan. The gains on these option exercises totaled $0.1 million. In the first half of 2007, officers exercised 23,487 options and surrendered 15,715 shares to pay exercise costs and taxes totaling $1 million, within the guidelines of the Incentive Plan.

The aggregate intrinsic value of the options outstanding and options currently exercisable was $3 million and $7 million at June 30, 2008 and December 31, 2007, respectively.

Restricted Stock

As of June 30, 2008 and December 31, 2007, 32,757 and 17,646 shares, respectively, of restricted stock were outstanding. Restrictions on these shares lapse through July 2012. There were 1,500 and 30,156 restricted stock awards granted during the three and six months ended June 30, 2008, respectively. There were

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

no restricted stock awards granted during the first six months of 2007. We generally grant restricted stock annually as part of total compensation at the end of the year. However, the 2007 annual grants were awarded in the first quarter of 2008. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28) and FAS 123R.

For the three and six months ended June 30, 2008 the expenses related to restricted stock were $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2007 the expenses related to restricted stock were $0.1 million and $0.2 million, respectively. As of June 30, 2008, there was less than $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

Deferred stock units (DSUs) are granted or purchased by participants in the Executive Deferred Compensation Plan. Some of the DSUs awarded may have a vesting period associated with them and restrictions on these DSUs lapse through 2013.

For the three and six months ended June 30, 2008, expenses related to DSUs were $3 million and $6 million, respectively. For the three and six months ended June 30, 2007, expenses related to DSUs were $3 million and $7 million, respectively. As of June 30, 2008, there was $12 million of unrecognized compensation cost related to nonvested DSUs. This cost will be recognized over a weighted-average period of one year. As of June 30, 2008 and December 31, 2007, the number of outstanding DSUs that had vested was 413,817 and 301,406, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

The following table provides a summary of DSU activity for the three and six months ended June 30, 2008 and 2007.

Deferred Stock Units Activity

	Three Months Ended June 30,
	2008			2007
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	977,144	$35,519	$36.35	703,270	$36,697	$49.60
Grants of DSUs	80,536	2,653	32.94	11,202	562	50.19
Distribution of DSUs	(7,198)	(412)	57.17	(3,531)	(107)	30.27
Change in valuation during period	—	(13,643)	—	—	(2,757)	—
Participant forfeitures	(7,941)	(361)	45.43	—	—	—
Net change in number/value of DSUs	65,397	(11,763)	—	7,671	(2,302)	—
Balance at End of Period	1,042,541	$23,756	$22.79	710,941	$34,395	$49.24

	Six Months Ended June 30,
	2008			2007
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Balance at beginning of period	709,848	$24,305	$48.69	737,740	$42,848	$48.91
Grants of DSUs	348,863	11,231	32.19	24,633	1,343	54.54
Distribution of DSUs	(7,198)	(412)	57.17	(47,282)	(2,207)	46.67
Change in valuation during period	—	(10,953)	—	—	(7,377)	—
Participant forfeitures	(8,972)	(415)	46.23	(4,150)	(212)	51.20
Net change in number/value of DSUs	332,693	(549)	—	(26,799)	(8,453)	—
Balance at End of Period	1,042,541	$23,756	$22.79	710,941	$34,395	$49.24

We generally grant DSUs annually as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008.

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved the 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP is an asset of Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. The rate of accrual in the interest

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

crediting account is set forth in the EDCP. The accrual rate is based on 120% of the long-term applicable federal rate (AFR). Participants may also use their deferrals to acquire additional DSUs. Information on DSUs is provided above.

For the three months and six months ended June 30, 2008, deferrals made to EDCP totaled of $0.1 million and $2.4 million, respectively. For both the three and six months ended June 30, 2008, distributions from the EDCP were $4.4 million. For the three and six months ended June 30, 2007, distributions from the EDCP were $2.6 million and $3.4 million, respectively. The balance in the EDCP account was $7 million and $9 million at June 30, 2008 and December 31, 2007, respectively. For the three and six months ended June 30, 2007, deferrals of $0.3 million and $1.3 million, respectively, were made under the EDCP.

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

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2008 and December 31, 2007, 58,272 and 48,302 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 19. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2008 and 2007 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Fixed compensation expense	$4,648	$4,286	$10,322	$8,902
Variable compensation expense	330	198	2,187	2,449
Equity compensation expense	3,502	3,540	6,808	6,888
Severance expense	—	—	—	2,380
Total compensation expense	8,480	8,024	19,317	20,619
Systems	2,492	2,163	4,625	3,819
Due diligence	8	78	18	785
Office costs	1,629	1,265	3,151	2,445
Accounting and legal	1,495	284	2,596	1,139
Other operating expenses	151	958	897	1,747
Total Operating Expenses	$14,255	$12,772	$30,604	$30,554

Note 20. Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 20. Taxes  – (continued)

taxable income (not including taxable income retained in our taxable subsidiaries) to shareholders within the time frame set forth in the tax code and we must meet certain other requirements.

Through the second quarter of 2008, we had elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. We recognized a total tax provision of $1 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and a total tax provision of $3 million and $5 million for the six months ended June 30, 2008 and 2007, respectively. During the third quarter of 2008, our Board of Directors decided to distribute 100% of our REIT taxable income from 2007 and 2008 to shareholders. This development is discussed in Note 21.

The tax provisions we record are determined by applying our expected annual effective tax rate to our GAAP pre-tax income (loss). The effective tax rate is determined as the ratio of our estimated current year tax liability to our estimated GAAP pre-tax income (loss). This annual estimate is based on our annualized actual GAAP results to date. The estimate of the annual effective tax rate used by annualizing year-to-date results may not be reflective of actual GAAP earnings. However, we believe that applying the effective tax rate to GAAP income is an appropriate estimate due to the inherent volatility of our GAAP earnings, in part due to significant market valuation adjustments on our investments that are recorded to our GAAP consolidated statements of (loss) income.

Differences between taxable income and GAAP income reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, and asset impairments. Differences between taxable income and GAAP (loss) may also reflect differing valuation estimates for certain assets, liabilities, and derivatives. Some of these differences create timing differences between when taxable income is earned and the tax is paid, and when the GAAP (loss) income is recognized and the tax provision is recorded. Some of these differences are permanent, since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is our ability as a REIT to deduct dividends paid to shareholders for tax but not for GAAP.

The following is a reconciliation of the statutory federal and state rates to the effective rates as estimated for the six months ended June 30, 2008 and 2007.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

Six Months Ended, June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.0%	7.0%
Differences in taxable income from GAAP income	(54.8) %	35.8%
Dividend paid deduction	11.6%	(63.8) %
Effective Tax Rate	(1.2) %	14.0%

Our taxable income before dividend distributions has historically been higher than our GAAP net (loss) income, primarily due to differences in the accounting for credit losses as well as significant market valuation adjustments taken on our investments for GAAP but not for tax. These differences resulted in net losses for GAAP during recent periods while taxable income had remained positive.

Our deferred tax assets before valuation allowance at our taxable subsidiaries increased from $9 million at December 31, 2007 to $17 million at June 30, 2008, primarily due to differences in the basis of our real estate assets. This increase in deferred tax assets was offset by a valuation allowance of $9 million, as we do not expect to realize a future tax benefit from this asset. Thus, there was little change in our deferred tax asset after valuation allowance during the first six months of 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 20. Taxes  – (continued)

Our policy for interest and penalties on material uncertain tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. However, in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48) we assessed our tax positions for all open tax years (Federal, years 2004 to 2007 and State, years 2003 to 2007) as of June 30, 2008 and December 31, 2007, and concluded that we have no material unrecognized FIN 48 liabilities.

Note 21. Recent Developments

In August 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. Previously, we had planned to distribute 90% of REIT taxable income (the minimum REIT requirement) and retain 10%. During 2007 and the first six months of 2008, we established GAAP income tax provisions of $9 million related to the planned 10% retention. As a result of the decision to distribute 100% of REIT taxable income, we expect to record a $9 million credit to our GAAP income tax provision in the third quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with our unaudited consolidated financial statements and related notes, and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations presented in our interim financial statements and discussed in MD&A are not necessarily indicative of the results that may be expected for the full year.

Cautionary Statement

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, including reports on Forms 10-K, 10-Q, and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; legislative and regulatory actions affecting the mortgage industry; the availability of high quality assets for purchase at attractive prices; declines in home prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, rating agency downgrades of securities and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; and other factors not presently identified. This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

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

Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of assumed risk dictates the manner in which we finance our purchase of and derive income from these investments. Our primary real estate investments include investments in real estate loans and securities, investments in the securitization entities that we sponsor, and investments in a private equity fund that we sponsor. We leverage our investment platform through the asset management activities of our asset management subsidiary that generate fee income from the management of certain assets.

Our direct investments in residential, commercial, and collateralized debt obligation (CDO) securities are financed almost entirely with capital without the use of financial leverage. To date, our investment focus has been in credit enhancement securities (CES, or below investment-grade securities) backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. These investments tend to have concentrated structural credit risk that is generally reflected in their credit ratings. Additionally, we acquire certain investment-grade securities (IGS) that generally have less concentrated credit risk than CES but still provide an attractive rate of return. Our recent investments have been more focused on IGS as the availability of attractive CES has been limited.

We also make investments in the securitization entities we sponsor — Sequoia and Acacia. The Sequoia entities hold residential real estate loans. The Acacia entities hold real estate securities (generally IGS) and some loans, CES, and other mortgage related investments. Our capital at risk in Sequoia and Acacia is limited to our investments in these entities, as each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. However, we are required under generally accepted accounting principles in the United States (GAAP) to consolidate the assets and liabilities of the Sequoia and Acacia entities for financial statement reporting purposes. The income we earn on our investment in the equity of these securitization entities is based upon the spread between the yield on the assets owned by each entity and the cost of funds borrowed by each entity to fund its assets. The cost of funds is the interest paid on the asset-backed securities (ABS) issued by each of these entities. Periodic interest costs on ABS issued are generally variable and are affected by the structural cash flow distribution requirements of each independent entity.

During the first quarter of 2008, we established the Opportunity Fund. The Fund primarily invests in non-prime residential IGS and CDO IGS securities. The offer and sale of interests in the Fund were not registered under the federal securities laws. We are required under GAAP to consolidate the assets, liabilities, and minority interest of the Fund for financial statement reporting purposes.

Results of Operations

Our reported GAAP loss for the second quarter of 2008 was $46 million ($1.40 per share) compared to GAAP net income of $11 million ($0.41 per share) for the second quarter of 2007. For the six months ended June 30, 2008, our GAAP loss was $217 million ($6.65 per share) compared to GAAP net income of $30 million ($1.06 per share) in the six months ended June 30, 2007. For the second quarter of 2008, we declared a regular dividend of $0.75 per share, the same dividend per share paid in the second quarter of 2007. The total dividends declared for both the first half of 2008 and 2007 were $1.50 per share.

The following table presents the components of our GAAP net (loss) income for the three and six months ended June 30, 2008 and 2007.

Table 1 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2008	2007	2008	2007
Interest income	$126,941	$219,658	$294,947	$434,764
Management fees	1,319	1,481	2,932	2,649
Interest expense	(98,826)	(167,238)	(227,738)	(336,502)
Net interest income before valuation adjustments	29,434	53,901	70,141	100,911
Market valuation adjustments, net	(60,619)	(29,430)	(254,551)	(39,694)
Net interest (loss) income	(31,185)	24,471	(184,410)	61,217
Operating expenses	(14,255)	(12,772)	(30,604)	(30,554)
Realized gains on sales and calls, net	2,837	2,738	2,879	3,884
Minority interest allocation	(2,369)	—	(2,624)	—
Provision for income taxes	(937)	(3,021)	(2,737)	(4,822)
Net (Loss) Income	$(45,909)	$11,416	$(217,496)	$29,725
Diluted weighted average common shares outstanding	32,871,442	28,164,944	32,691,444	27,917,502
Net (loss) income per share	$(1.40)	$0.41	$(6.65)	$1.06

The largest factor in the decline in net income in the second quarter of 2008 as compared to the second quarter of 2007 was a $31 million increase in negative market valuation adjustments (MVA). This increase is discussed in detail in the Market Valuation Adjustments section of this MD&A.

Another factor negatively affecting our net income was a $25 million decline in net interest income before MVA. This decline was due to an $11 million decrease in interest income from CES held at Redwood (excluding investments in Sequoia and Acacia) due to higher credit losses, slower prepayments, and lower interest rates. Comparable net interest income from loans held at Sequoia was lower by $11 million of which $8 million was due to higher credit loss provisions and $3 million was due to higher loan premium amortization. Another factor negatively impacting net interest income was a $5 million comparable decrease from Acacia entities due to the absence of any discount accretion as a result of our adoption of FAS 159. Finally, we generated $2 million in the second quarter of 2008 on our recent investment in the Fund.

Operating expenses rose during the quarter by $2 million, but were at the same level during the first half of 2008 as in 2007.

In August 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. Previously, we had planned to distribute 90% of REIT taxable income (the minimum REIT requirement) and retain 10%. During 2007 and the first six months of 2008, we established GAAP income tax provisions of $9 million related to the planned 10% retention. As a result of the decision to distribute 100% of REIT taxable income, we expect to record a $9 million credit to our GAAP income tax provision in the third quarter of 2008.

At June 30, 2008, there was $44 million ($1.32 per share) of estimated 2007 and 2008 undistributed estimated REIT taxable income available to distribute to our shareholders during 2008.

Market Conditions

During the second quarter, the challenges facing the mortgage industry grew larger and more complex. The same issues – rising credit costs, falling home prices, contracting credit availability, deteriorating balance sheet strength, and escalating rating agency downgrades – are still front and center. Fear and uncertainty continue to inhibit the normal functioning of the mortgage capital markets. As a consequence, residential non-agency and commercial securitizations backed by newly originated loans remain at the lowest levels in several years. Additionally, trading activity of existing securities remains light. Pricing for residential and commercial mortgage-backed securities and CDO securities remained under downward pressure during the second quarter, although the rate of decline was significantly lower than the rate of decline in the prior three quarters. Prices continue to trend lower early into the third quarter.

The table below illustrates the additional interest rate spread that investors have required to compensate for the perceived credit risk of various types of residential mortgage backed securities (RMBS) and commercial mortgage-backed securities (CMBS).

Source: Credit Suisse, JPMorgan Chase, Redwood Trust

For some assets, declines in fair values reflect the near-certainty of serious credit losses being realized. For others, significant future losses may not occur, but there is a perceived increase in the risk of loss, resulting in a lower value. Finally, many assets are not at serious risk of loss but their declining value largely reflects a limited number of observed sales in the market.

Quarterly Activity

During the quarter, we invested $152 million of our excess capital in what we believe are safe and attractive assets, we generated $52 million of cash flow in excess of our operating and interest costs, and we continued to expand our asset management business. Furthermore, we maintained our strong balance sheet and liquidity position. At June 30, 2008, we had $148 million of available cash, of which $132 million was capital in excess of our operating requirements. We remain challenged, however, by rising credit costs, particularly for the 2006 and 2007 vintages. Additionally, we have materially reduced our future cash flow expectations from our Acacia equity investments due to a high level of rating agency downgrades of Acacia assets in June and July of 2008 that were more severe and more rapid than our expectations. During the second quarter, the cash flow received from our Acacia equity investments was $5 million, but we now expect this cash flow to diminish rapidly over the next few quarters.

We continue to actively, yet patiently, pursue residential credit investments. Credit investment opportunities that we find attractive, however, remain scarce. Additionally, our progress in completing other forms of credit risk transfers with large financial institutions has been impeded by the slow, deliberate pace of their balance sheet restructuring and capital reallocation process. As a result, we only invested $3 million in residential credit enhancement securities (CES) during the second quarter.

Our investing activity at Redwood during the quarter was limited almost entirely to the purchase of residential investment grade securities (IGS), securities that provide a greater certainty of the range of expected cash flows. We invested $147 million in residential IGS, $64 million of which was rated AAA and AA and backed by prime mortgage collateral, and $62 million of which was AAA-rated and backed by non-prime mortgage collateral. We also acquired $21 million of A and BBB-rated securities backed by prime mortgage collateral from 2003 and 2004. The majority (72%) of our acquisitions of IGS consisted of securities backed by 2005 and earlier mortgage collateral. The weighted average purchase price for our acquisitions was 75% of face value. Our yield modeling expectations for these securities at the time of purchase ranged from 12% to 16%. Although we can provide no assurance as to the future credit performance of these securities, we currently do not expect to incur any material principal credit losses on these newly acquired IGS. We acquired these securities with safety in mind. In this regard, our recent non-prime IGS investments had on average over 30 points of external credit enhancement.

We did not make any new commercial or collateralized debt obligation (CDO) investments at Redwood during the quarter. We did acquire $2 million of previously issued Sequoia ABS.

The commercial real estate market is facing economic headwinds with a slowing economy, resulting in rising vacancies across property types. In general, we expect conditions to worsen. We have not purchased and do not own commercial assets with underlying loans originated in 2007 or 2008. So far, our seasoned portfolio continues to perform generally within our expectations. We believe there will be many attractive opportunities to expand our commercial business in the future.

The Fund closed at the end of the first quarter with $96 million of commitments ($46 million from third-party investors and $50 million from Redwood). The offer and sale of interests in this private fund were not registered under the federal securities laws. The Fund was formed to capitalize on dislocations in the non-prime residential mortgage-backed securities (RMBS) and CDO markets. As of June 30, 2008, the Fund had invested $82 million, mainly in seasoned residential non-prime IGS and CDOs. It is managed by Redwood Asset Management, one of our taxable subsidiaries. The expansion of our asset management business is an important part of our long-term business strategy.

Capital and Liquidity

Our excess capital position was $132 million at June 30, 2008, a decrease from $247 million at March 31, 2008. During the second quarter, our sources of capital were $52 million generated from portfolio cash flows in excess of operating costs and financing costs, $14 million raised from stock issuances under our direct stock purchase and dividend reinvestment plan, $1 million in asset management fees and $8 million from net changes in working capital. Our uses of capital were $152 million for new investments, $10 million for an additional capital investment in the Fund, and $25 million for dividend payments.

The vast majority of the investments made during the second quarter were financed with capital. We expect to continue financing most new investments with capital, either on our own or with third-party capital sourced through funds or other asset management vehicles.

Our quarter-end cash position remained strong at $148 million. Short-term Redwood debt was $9 million at June 30, 2008. We have no liquidity issues or need to sell assets.

We further discuss our excess capital and net liquidity in the Redwood Capital and Liquidity section later in this report.

Outlook

We expect that GAAP earnings will remain volatile in the near term due to mark-to-market (MTM) adjustments. We will likely encounter MTM volatility from our consolidation of the Acacia entities due to the technical valuation methodologies required under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159). This topic is more fully discussed in the Market Valuation Adjustments section of this MD&A. In addition, we may recognize additional GAAP impairment losses on residential, commercial, and CDO securities held at Redwood. Negative MTM balance sheet write-downs that have not yet been realized through our income statement totaled $52 million at June 30, 2008. Future income statement impairment charges related to these unrealized losses will not affect GAAP book value since these MTM losses were already deducted from stockholders’ equity at June 30, 2008.

Our current rate of capital deployment has slowed significantly from the second quarter levels as we have not acquired any new assets thus far in the third quarter (through August 5, 2008). Our capital deployment plan is fluid at this time and may include acquiring or selling assets as well as issuing or repurchasing shares of our common stock. Our actions will depend on:

•	The level and attractiveness of new investment opportunities;

•	Our ability to raise capital at a price that is accretive to earnings;
•	The relative attractiveness of investing in our assets through the repurchase of our shares; and,
•	The amount of cash we believe we should hold in reserve to take advantage of potential extraordinary investment opportunities that may appear in the future.

As these considerations are in some respects competing, and as market conditions remain unclear and volatile, it is difficult to predict what actions we are likely to take. We are keeping our options open.

In the three and six months ended June 30, 2008, we earned an estimated $4 million and $26 million, of REIT taxable income, or $0.13 per share and $0.89 per share, respectively. In the three and six months ended June 30, 2007, we earned an estimated $46 million and $86 million of REIT taxable income, or $1.63 per share and $2.92 per share, respectively. REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Our REIT taxable income determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. We are and expect to remain in compliance with all REIT tests.

For the three and six months ended June 30, 2008, the decrease in REIT taxable income as compared to the same periods in 2007 was primarily due to an increase in realized credit losses. For tax purposes, we are not permitted to establish credit reserves on securities and do not record impairments or other changes in the fair value of financial assets or liabilities. Realized credit losses were $30 million and $44 million, or $0.92 and $1.33 per share, for the three and six months ended June 30, 2008, respectively. Realized credit losses were $2 million and $5 million, or $0.08 and $0.16 per share, for the three and six months ended June 30, 2007, respectively.

We expect that REIT taxable income for the remainder of 2008 and 2009 will continue to be pressured by tax deductions triggered by the realization of credit losses. Actual REIT taxable income will depend on the timing of the credit losses and the level of taxable income generated by our new and existing investments. Currently, our estimate is that the REIT taxable income generated in 2008, together with the undistributed taxable income carried over from 2007, may fall short of full-year distributions at our regular dividend rate. We caution that the timing of credit losses can be difficult to project in the current environment and that our estimates of taxable income could change.

In August 2008, our Board of Directors reaffirmed its intention to maintain the regular quarterly dividend rate of $0.75 per share for both the third and fourth quarters of 2008. We do not expect to pay a special dividend in 2008. Further, we expect that the amount of undistributed taxable income carried over into 2009, if any, will be minimal. The Board plans to review dividend policy for 2009 at its regularly scheduled November Board meeting.

Results of Operations – Consolidating

When analyzing our GAAP consolidated income statements, it can be difficult to ascertain how our investments in consolidated entities impact our overall financial results. As a supplement to our GAAP discussion, we present consolidating results for Redwood, the Opportunity Fund, Sequoia, and Acacia. This presentation highlights the impact of these consolidated entities on our overall results of operations. A detailed discussion of net interest income for the three and six months ended June 30, 2008, including a comparison to prior year periods, is provided for each of these consolidating entities in this section.

Table 2 Consolidating Income Statements

	Three Months Ended June 30, 2008
(In Thousands)	Redwood Parent Only	Opportunity Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest Income
Real estate loans	$76	$—	$62,253	$373	$—	$62,702
Real estate securities	23,163	2,348	—	37,924	(1,906)	61,529
Other investments	—	—	—	514	—	514
Cash and cash equivalents	1,428	72	18	678	—	2,196
Total interest income	24,667	2,420	62,271	39,489	(1,906)	126,941
Management fees	1,319	—	—	—	—	1,319
Interest Expense
Short-term debt – Redwood	(68)	—	—	—	—	(68)
Asset-backed securities issued	—	—	(67,036)	(31,395)	1,906	(96,525)
Long-term debt – Redwood	(2,233)	—	—	—	—	(2,233)
Total interest expense	(2,301)	—	(67,036)	(31,395)	1,906	(98,826)
Net interest income before market valuation adjustments	23,685	2,420	(4,765)	8,094	—	29,434
Market valuation adjustments, net	(31,349)	—	(974)	(28,296)	—	(60,619)
Net Interest (Loss) Income	(7,664)	2,420	(5,739)	(20,202)	—	(31,185)
Operating expenses	(14,232)	—	(23)	—	—	(14,255)
Realized gains on sales and calls, net	883	1,831	—	123	—	2,837
Income from Opportunity Fund	1,882	—	—	—	(1,882)	—
Loss from Sequoia	(5,762)	—	—	—	5,762	—
Loss from Acacia	(20,079)	—	—	—	20,079	—
Minority interest allocation	—	(2,369)	—	—	—	(2,369)
Net (loss) income before provision for taxes	(44,972)	1,882	(5,762)	(20,079)	23,959	(44,972)
Provision for income taxes	(937)	—	—	—	—	(937)
Net (Loss) Income	$(45,909)	$1,882	$(5,762)	$(20,079)	$23,959	$(45,909)

	Three Months Ended June 30, 2007
(In Thousands)	Redwood	Opportunity Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest Income
Real estate loans	$21	$—	$119,154	$401	$—	$119,576
Real estate securities	35,608	—	—	62,227	(1,973)	95,862
Other investments	—	—	—	464	—	464
Cash and cash equivalents	1,801	—	—	1,955	—	3,756
Total interest income	37,430	—	119,154	65,047	(1,973)	219,658
Management fees	1,481	—	—	—	—	1,481
Interest Expense
Short-term debt – Redwood	(1,527)	—	(13,271)	(7,902)	—	(22,700)
Asset-backed securities issued	—	—	(99,943)	(44,052)	1,973	(142,022)
Long-term debt – Redwood	(2,516)	—	—	—	—	(2,516)
Total interest expense	(4,043)	—	(113,214)	(51,954)	1,973	(167,238)
Net interest income before market valuation adjustments	34,868	—	5,940	13,093	—	53,901
Market valuation adjustments, net	(20,017)	—	—	(9,413)	—	(29,430)
Net interest income	14,851	—	5,940	3,680	—	24,471
Operating expenses	(12,772)	—	—	—	—	(12,772)
Realized gains on sales and calls, net	3,408	—	—	(670)	—	2,738
Income from Sequoia	5,940	—	—	—	(5,940)	—
Income from Acacia	3,010	—	—	—	(3,010)	—
Net income before provision for taxes	14,437	—	5,940	3,010	(8,950)	14,437
Provision for income taxes	(3,021)	—	—	—	—	(3,021)
Net (Loss) Income	$11,416	$—	5,940	$3,010	$(8,950)	$11,416

Table 2 Consolidating Income Statements  – (continued)

	Six Months Ended June 30, 2008
(In Thousands)	Redwood Parent Only	Opportunity Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest Income
Real estate loans	$175	$—	$149,348	$744	$—	$150,267
Real estate securities	54,618	4,106	—	83,386	(4,053)	138,057
Other investments	—	—	—	1,246	—	1,246
Cash and cash equivalents	3,663	87	47	1,580	—	5,377
Total interest income	58,456	4,193	149,395	86,956	(4,053)	294,947
Management fees	2,932	—	—	—	—	2,932
Interest Expense
Short-term debt – Redwood	(250)	—	—	—	—	(250)
Asset-backed securities issued	—	—	(149,770)	(77,005)	4,053	(222,722)
Long-term debt – Redwood	(4,766)	—	—	—	—	(4,766)
Total interest expense	(5,016)	—	(149,770)	(77,005)	4,053	(227,738)
Net interest income before market valuation adjustments	56,372	4,193	(375)	9,951	—	70,141
Market valuation adjustments, net	(198,010)	—	(1,392)	(55,149)	—	(254,551)
Net Interest (Loss) Income	(141,638)	4,193	(1,767)	(45,198)	—	(184,410)
Operating expenses	(30,539)	—	(65)	—	—	(30,604)
Realized gains on sales and calls, net	922	1,831	—	126	—	2,879
Income from Opportunity Fund	3,400	—	—	—	(3,400)	—
Loss from Sequoia	(1,832)	—	—	—	1,832	—
Loss from Acacia	(45,072)	—	—	—	45,072	—
Minority interest allocation	—	(2,624)	—	—	—	(2,624)
Net (loss) income before provision for taxes	(214,759)	3,400	(1,832)	(45,072)	43,504	(214,759)
Provision for income taxes	(2,737)	—	—	—	—	(2,737)
Net (Loss) Income	$(217,496)	$3,400	$(1,832)	$(45,072)	$43,504	$(217,496)

	Six Months Ended June 30, 2007
(In Thousands)	Redwood	Opportunity Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest Income
Real estate loans	$(2,794)	$—	$248,436	$785	$—	$246,427
Real estate securities	66,000	—	—	120,440	(4,655)	181,785
Other investments	—	—	—	464	—	464
Cash and cash equivalents	3,113	—	—	2,975	—	6,088
Total interest income	66,319	—	248,436	124,664	(4,655)	434,764
Management fees	2,649	—	—	—	—	2,649
Interest Expense
Short-term debt – Redwood	(1,609)	—	(35,344)	(16,841)	—	(53,794)
Asset-backed securities issued	—	—	(198,635)	(84,156)	4,655	(278,136)
Long-term debt – Redwood	(4,572)	—	—	—	—	(4,572)
Total interest expense	(6,181)	—	(233,979)	(100,997)	4,655	(336,502)
Net interest income before market valuation adjustments	62,787	—	14,457	23,667	—	100,911
Market valuation adjustments, net	(27,305)	—	—	(12,389)	—	(39,694)
Net interest (loss) income	35,482	—	14,457	11,278	—	61,217
Operating expenses	(30,554)	—	—	—	—	(30,554)
Realized gains on sales and calls, net	5,277	—	—	(1,393)	—	3,884
Income from Sequoia	14,457	—	—	—	(14,457)	—
Income from Acacia	9,885	—	—	—	(9,885)	—
Net income before provision for taxes	34,547	—	14,457	9,885	(24,342)	34,547
Provision for income taxes	(4,822)	—	—	—	—	(4,822)
Net Income	$29,725	$—	$14,457	$9,885	$(24,342)	$29,725

Results of Operations – Redwood

The following table presents the net interest income (interest income less interest expense and after market valuation adjustments) earned at Redwood for the three and six months ended June 30, 2008 and 2007.

Table 3 Net Interest Income at Redwood

	Three Months Ended June 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income/(Expense)	Average Amortized Cost	Yield	Total Interest Income/(Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$76	$3,759	8.09%	$21	$1,286	6.53%
Trading securities	1,317	23,627	22.30%	618	44,061	5.61%
Available-for-sale securities	21,846	336,295	25.98%	34,990	586,373	23.87%
Cash and cash equivalents	1,428	200,781	2.84%	1,801	139,612	5.16%
Total Interest Income	24,667			37,430
Management fees	1,319			1,481
Interest Expense
Interest expense on short-term Redwood debt	(68)	4,904	(5.55)%	(1,527)	89,702	(6.81)%
Interest expense on long-term Redwood debt	(2,233)	146,480	(6.10)%	(2,516)	117,934	(8.53)%
Total Interest Expense	(2,301)			(4,043)
Net Interest Income Before MVA	23,685			34,868
Market valuation adjustments	(31,349)			(20,017)
Net Interest (Loss) Income at Redwood	$(7,664)			$14,851

	Six Months Ended June 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income/(Expense)	Average Amortized Cost	Yield	Total Interest Income/(Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$175	$4,013	8.72%	$(2,794)	$2,603	(214.68)%
Trading securities	5,508	31,194	35.31%	2,954	4,082	144.75%
Available-for-sale securities	49,110	361,033	27.21%	63,046	577,540	21.83%
Cash and cash equivalents	3,663	222,119	3.30%	3,113	137,432	4.53%
Total Interest Income	58,456			66,319
Management fees	2,932			2,649
Interest Expense
Interest expense on short-term Redwood debt	(250)	9,116	(5.49)%	(1,609)	94,607	(3.40)%
Interest expense on long-term Redwood debt	(4,766)	146,420	(6.51)%	(4,572)	107,531	(8.50)%
Total Interest Expense	(5,016)			(6,181)
Net Interest Income Before MVA	56,372			62,787
Market valuation adjustments	(198,010)			(27,305)
Net Interest (Loss) Income at Redwood	$(141,638)			$35,482

Net interest (loss) income at Redwood was a loss of $8 million in the second quarter of 2008 compared to income of $15 million in the second quarter of 2007, a decline of $23 million. Net interest (loss) income was a loss of $142 million in the first half of 2008 compared to income of $35 million in the first half of 2007, a decline of $177 million. The primary reason for these declines was an increase in negative market valuation adjustments (MVA) of $11 million and $171 million over comparable periods. We detail these adjustments in the Market Valuation Adjustments section in this MD&A.

Net interest income before MVA was $24 million in the second quarter of 2008 compared to $35 million in the second quarter of 2007, a decline of $11 million. Net interest income before MVA was $56 million in the first half of 2008 compared to $63 million in the first half of 2007, a decline of $7 million. The primary reasons for these declines were lower benchmark LIBOR rates on adjustable rate securities and higher credit costs due to deteriorating credit performance and lower projected cash flows on most CES. We have reduced the cost basis of these securities through impairment charges over recent quarters and increased the amount of unamortized discount designated as credit reserves. The amount of discount that we record into income over time is net of the unamortized discount designated as credit reserves and is subject to change based upon the long term performance of our securities.

The two most significant economic factors affecting the performance of CES are the timing and amount of credit losses and the rate of principal repayments. In general, lower credit losses and higher prepayment speeds benefit CES that we buy at a significant discount to face value. Over the past two quarters, delinquencies have been rising and prepayments have been slowing. Serious delinquencies on prime residential CES (loans that are 90+ days delinquent) were 0.47% of original balances and 1.01% of current balances as of June 30, 2008. Serious delinquencies on commercial CES (loans that are 60+ days delinquent) were 0.74% of original balances and 0.79% of current balances. Average prepayment speeds on prime residential CES declined to 19% CPR in the second quarter of 2008, compared to 31% CPR in 2007. There were no prepayments on commercial CES.

The following table presents the components of interest income and yield for AFS securities for the three and six months ended June 30, 2008 and 2007.

Table 4 Interest Income — AFS Securities at Redwood

Three Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$1,663	$1,499	$3,162	$107,193	6.21%	5.59%	11.80%
Commercial	—	—	—	—	—	—	—
CDO	—	—	—	—	—	—	—
Total IGS	1,663	1,499	3,162	107,193	6.21%	5.59%	11.80%
CES
Residential	8,618	5,688	14,306	122,095	28.23%	18.63%	46.87%
Commercial	6,278	(2,123)	4,155	106,314	23.62%	(7.99)%	15.63%
CDO	223	—	223	693	128.72%	—	128.72%
Total CES	15,119	3,565	18,684	229,102	26.40%	6.22%	32.62%
Total AFS Real Estate Securities at Redwood	$16,782	$5,064	$21,846	$336,295	19.96%	6.02%	25.98%

Table 4 Interest Income — AFS Securities at Redwood  – (continued)

Three Months Ended June 30, 2007

(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$2,359	$1,019	$3,378	$156,171	6.04%	2.61%	8.65%
Commercial	118	(14)	104	7,985	5.91%	(0.70)%	5.21%
CDO	439	30	469	23,786	7.38%	0.50%	7.89%
Total IGS	2,916	1,035	3,951	187,943	6.21%	2.20%	8.41%
CES
Residential	9,853	15,822	25,675	215,675	18.27%	29.34%	47.62%
Commercial	6,258	(1,270)	4,988	180,687	13.85%	(2.81)%	11.04%
CDO	376	—	376	2,068	72.73%	—	72.73%
Total CES	16,487	14,552	31,039	398,430	16.55%	14.61%	31.16%
Total AFS Real Estate Securities at Redwood	$19,403	$15,587	$34,990	$586,373	13.24%	10.63%	23.87%

Six Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$1,828	$1,562	$3,390	$58,775	6.22%	5.32%	11.54%
Commercial	—	—	—	—	—	—	—
CDO	—	—	—	—	—	—	—
Total IGS	1,828	1,562	3,390	58,775	6.22%	5.32%	11.54%
CES
Residential	18,943	17,258	36,201	156,244	24.25%	22.09%	46.34%
Commercial	12,801	(3,646)	9,155	144,880	17.67%	(5.03)%	12.64%
CDO	364	—	364	1,134	64.20%	—	64.20%
Total CES	32,108	13,612	45,720	302,258	21.25%	9.01%	30.26%
Total AFS Real Estate Securities at Redwood	$33,936	$15,174	$49,110	$361,033	18.80%	8.41%	27.21%

Six Months Ended June 30, 2007

(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$3,103	$878	$3,981	$96,482	6.43%	1.82%	8.25%
Commercial	167	(14)	153	5,588	5.98%	(0.50)%	5.48%
CDO	730	30	760	20,577	7.10%	0.29%	7.39%
Total IGS	4,000	894	4,894	122,647	6.52%	1.46%	7.98%
CES
Residential	19,142	29,002	48,144	266,441	14.37%	21.77%	36.14%
Commercial	12,107	(2,673)	9,434	183,763	13.18%	(2.91)%	10.27%
CDO	574	—	574	4,689	24.48%	—	24.48%
Total CES	31,823	26,329	58,152	454,893	13.99%	11.58%	25.57%
Total AFS Real Estate Securities at Redwood	$35,823	$27,223	$63,046	$577,540	12.41%	9.43%	21.83%

The following table presents the components of operating expenses at Redwood for the three and six months ended June 30, 2008 and 2007.

Table 5 Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Fixed compensation expense	$4,648	$4,286	$10,322	$8,902
Variable compensation expense	330	198	2,187	2,449
Equity compensation expense	3,502	3,540	6,808	6,888
Severance expense	—	—	—	2,380
Total compensation expense	8,480	8,024	19,317	20,619
Systems	2,492	2,163	4,625	3,819
Due diligence	8	78	18	785
Office costs	1,629	1,265	3,151	2,445
Accounting and legal	1,495	284	2,596	1,139
Other operating expenses	151	958	897	1,747
Total Operating Expenses	$14,255	$12,772	$30,604	$30,554

Operating expenses in 2008 are slightly higher than for the same period in 2007, after adjusting for the 2007 severance expense. We expect our level of operating expense in the second half of 2008 to increase slightly from the level in the first half of 2008.

The following table details the components of our net gains for the three and six months ended June 30, 2008 and 2007.

Table 6 Realized Gains on Sales and Calls, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Realized gains (losses) on sales of:
Real estate loans	$—	$(34)	$(3)	$(34)
Real estate securities	1,983	1,462	1,983	678
Interest rate agreements	—	—	—	1,087
Total gains on sales	1,983	1,428	1,980	1,731
Total gains on repurchase of Sequoia ABS	926	—	926	—
Total (losses) gains on calls	(72)	1,310	(27)	2,153
Total Realized Gains on Sales and Calls, Net	$2,837	$2,738	$2,879	$3,884

Results of Operations – Opportunity Fund

The Fund was established in 2008 to capitalize on the dislocation in the non-prime residential and CDO markets. The fund received $96 million in commitments from investors, including a $50 million commitment from Redwood. As the owner of a controlling interest in the Fund and manager of the Fund, we consolidate the Fund’s assets, liabilities, and minority interest for financial reporting purposes.

Net interest income at the Fund was $2 million in the second quarter of 2008 and $4 million in the first half of 2008. These amounts were derived from interest income earned on AFS securities and were funded with equity. The Fund acquired $40 million of non-prime IGS and CDO securities at an average price of 69% of outstanding principal face during the second quarter of 2008.

The following table presents the components of interest income and yield for AFS securities at the Fund for the three and six months ended June 30, 2008 and 2007.

Table 7 Interest Income — AFS Securities at the Fund

Three Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount Amortization	Total Interest Income
IGS
Residential	$393	$738	$1,131	$30,957	5.08%	9.54%	14.62%
CDO	563	340	903	16,087	14.00%	8.45%	22.45%
Total IGS	956	1,078	2,034	47,044	8.13%	9.17%	17.30%
CES
CDO	198	116	314	9,139	8.67%	5.08%	13.75%
Total CES	198	116	314	9,139	8.67%	5.08%	13.75%
Total Real Estate Securities	$1,154	$1,194	$2,348	$56,183	8.22%	8.50%	16.72%

Six Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of
					Interest Income	Discount Amortization	Total Interest Income
IGS
Residential	$475	$1,057	$1,532	$18,197	5.22%	11.62%	16.84%
CDO	1,486	774	2,260	21,915	13.56%	7.06%	20.62%
Total IGS	1,961	1,831	3,792	40,112	9.78%	9.13%	18.91%
CES
CDO	198	116	314	4,570	8.67%	5.08%	13.75%
Total CES	198	116	314	4,570	8.67%	5.08%	13.75%
Total Real Estate Securities	$2,159	$1,947	$4,106	$44,682	9.66%	8.71%	18.37%

In addition to interest income on securities, the Fund realized gains of $2 million as a result of the sale of one asset during the second quarter.

Results of Operations – Sequoia

Sequoia is our brand name for securitizations of residential real estate loans which we sponsor. Although our exposure to these loans is limited to our investments in each Sequoia securitization entity, we are required under GAAP to consolidate the assets and liabilities of Sequoia entities on our consolidated balance sheets. Sequoia loans and ABS issued are reported on an amortized cost basis. The net interest income reported represents the GAAP earnings we record on our investments in these entities and any net interest earned during the accumulation of residential real estate loans for securitization.

The following table presents the net interest income earned at Sequoia for the three and six months ended June 30, 2008 and 2007. It is followed by a discussion of the significant components of net interest income.

Table 8 Net Interest Income at Sequoia

Three Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$82,529	$(10,215)	$(10,061)	$62,253	$6,483,477	3.84%
Cash and cash equivalents	18	—	—	18	2,651	2.72%
Total Interest Income	82,547	(10,215)	(10,061)	62,271
Interest Expense
Interest expense on ABS issued	(66,720)	(159)	—	(66,879)	6,349,662	(4.21)%
Interest rate agreement (expense) income	(157)	—	—	(157)
Total Interest Expense	(66,877)	(159)	—	(67,036)
Net Interest Income Before MVA	15,670	(10,374)	(10,061)	(4,765)
Market valuation adjustments				(974)
Net Interest (Loss) Income at Sequoia	$15,670	$(10,374)	$(10,061)	$(5,739)

Three Months Ended June 30, 2007

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$132,543	$(10,889)	$(2,500)	$119,154	$8,232,476	5.79%
Total Interest Income	132,543	(10,889)	(2,500)	119,154
Interest Expense
Interest expense on ABS issued	(99,332)	(740)	—	(100,072)	7,105,117	(5.63)%
Interest expense on repo debt	(13,271)	—	—	(13,271)	936,025	(5.67)%
Interest rate agreement (expense) income	129	—	—	129
Total Interest Expense	(112,474)	(740)	—	(113,214)
Net Interest Income Before MVA	20,069	(11,629)	(2,500)	5,940
Market valuation adjustments				—
Net Interest (Loss) Income at Sequoia	$20,069	$(11,629)	$(2,500)	$5,940

Table 8 Net Interest Income at Sequoia  – (continued)

Six Months Ended June 30, 2008

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$185,191	$(17,724)	$(18,119)	$149,348	$6,689,503	4.47%
Cash and cash equivalents	47	—	—	47	2,910	3.23%
Total Interest Income	185,238	(17,724)	(18,119)	149,395
Interest Expense
Interest expense on ABS issued	(149,388)	(69)	—	(149,457)	6,547,610	(4.57)%
Interest rate agreement (expense) income	(313)	—	—	(313)
Total Interest Expense	(149,701)	(69)	—	(149,770)
Net Interest Income Before MVA	35,537	(17,793)	(18,119)	(375)
Market valuation adjustments				(1,392)
Net Interest (Loss) Income at Sequoia	$35,537	$(17,793)	$(18,119)	$(1,767)

Six Months Ended June 30, 2007

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Provision For Credit Losses	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$275,425	$(23,010)	$(3,981)	$248,436	$8,467,002	5.87%
Total Interest Income	275,425	(23,010)	(3,981)	248,436
Interest Expense
Interest expense on ABS issued	(195,917)	(2,207)	—	(198,124)	7,005,954	(5.66)%
Interest expense on repo debt	(35,344)	—	—	(35,344)	1,251,938	(5.65)%
Interest rate agreement (expense) income	(511)	—	—	(511)
Total Interest Expense	(231,772)	(2,207)	—	(233,979)
Net Interest Income Before MVA	43,653	(25,217)	(3,981)	14,457
Market valuation adjustments				—
Net Interest (Loss) Income at Sequoia	$43,653	$(25,217)	$(3,981)	$14,457

Net interest (loss) income at Sequoia was a loss of $6 million in the second quarter of 2008 compared to income of $6 million in the second quarter of 2007, a decline of $12 million. Net interest (loss) income was a loss of $2 million in the second half of 2008 compared to income of $14 million in the second half of 2007, a decline of $16 million. The primary reasons for these declines included higher credit loss provisions, lower interest rates, and lower average loan balances.

The provision for credit losses on Sequoia loans reduced interest income by $10 million and $18 million for the three and six months ended June 30, 2008, respectively, and $3 million and $4 million in the three and six months ended June 30, 2007, respectively. On a percentage basis, our credit reserve increased to 0.77% of the residential loan balance at June 30, 2008 from 0.26% at December 31, 2007. Serious delinquencies (90+ days delinquent) increased to $118 million (1.87% of the current balances) at June 30, 2008, from $68 million (0.96% of the current balances) at December 31, 2007. As a percentage of original balances, serious delinquencies increased to 0.42% at June 30, 2008, from 0.24% at December 31, 2007.

Average loan balances decreased to $6.5 billion in the second quarter of 2008 and $6.6 billion in the first half of 2008, from $8.2 billion in the second quarter of 2007 and $8.5 billion in the first half of 2007, respectively. This reduced interest income and interest expense. The decreases in average balances resulted from repayments on existing loans with no offsetting loan acquisitions during the last twelve months. The average prepayment rate for Sequoia loans during 2008 (annualized) was 23%, compared to 38% in 2007 and 46% in 2006.

At June 30, 2008, 66% of Sequoia loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 34% consisted of hybrid ARM loans. Coupons on six-month LIBOR ARMs have reset lower over the past year due to a decline in short-term interest rates over this period.

The following table presents the cost of funds at Sequoia for the three and six months ended June 30, 2008 and 2007.

Table 9 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
ABS issued interest expense	$66,720	$99,332	$149,388	$195,917
ABS issued issuance expense amortization	2,114	3,674	4,207	6,895
Net ABS issued interest rate agreement income	157	(129)	313	511
Net ABS issued issuance premium income amortization	(1,955)	(2,934)	(4,138)	(4,688)
Total ABS Issued Interest Expense	$67,036	$99,943	$149,770	$198,635
Average balance of ABS issued	$6,349,662	$7,105,117	$6,547,610	$7,005,954
ABS issued interest expense	4.20%	5.59%	4.56%	5.59%
ABS issued issuance expense amortization	0.13%	0.21%	0.13%	0.20%
Net ABS issued interest rate agreement income	0.01%	(0.01)%	0.01%	0.01%
Net ABS issued issuance premium income amortization	(0.12)%	(0.17)%	(0.13)%	(0.13)%
Cost of Funds of ABS Issued	4.22%	5.62%	4.57%	5.67%

Sequoia ABS issued generally pays interest based on one-, three-, or six-month LIBOR, or in some instances, passes through the weighted average interest earned on the underlying assets. Interest expense declined due to lower average balances and lower interest rates. Some of the ABS issued was sold at a premium, which we amortize as a component of interest expense over time. We also amortize the costs of Sequoia ABS issued over time as a component of interest expense.

Results of Operations – Acacia

Acacia is our brand name for the collateralized debt obligation (CDO) securitizations which we sponsor. The pool of assets held by Acacia entities primarily consists of IGS and some CES. The securities are backed by prime and non-prime residential real estate loans and commercial real estate loans. Acacia also owns related assets such as real estate CDO securities, corporate debt issued by equity REITs, and synthetic assets derived from real estate assets. Our investment in each Acacia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities.

We are required to consolidate the assets and liabilities of Acacia on our GAAP financial statements, even though our investments in Acacia represent only a small portion of each Acacia securitization. Prior to 2008, we were required under GAAP to record most of the assets of Acacia at fair value, but we were required to record the paired liabilities at their amortized cost. As of January 1, 2008, we elected to adopt FAS 159 to value the assets and liabilities of the Acacia entities. This new GAAP standard significantly improved the disparity that existed between the carrying value of our Acacia equity investments and our estimate of their economic values.

The following table presents the net interest income earned at Acacia for the three and six months ended June 30, 2008 and 2007. It is followed by a discussion of the significant components of net interest income.

Table 10 Net Interest Income at Acacia

	Three Months Ended June 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$373	$18,773	7.95%	$381	$20	$401	$24,560	6.53%
Trading securities	37,924	884,811	17.14%	54,028	8,199	62,227	3,083,256	8.07%
Other investments	514	78,584	2.62%	464	—	464	38,681	4.80%
Cash and cash equivalents	678	96,207	2.82%	1,955	—	1,955	151,257	5.17%
Total Interest Income	39,489			56,828	8,219	65,047
Interest Expense
Interest expense on ABS issued	(30,306)	986,915	(12.28)%	(44,634)	(2,647)	(47,281)	2,841,157	(6.66) %
Interest expense on repo debt	—			(7,902)	—	(7,902)	490,261	(6.45)%
Interest rate agreement (expense) income	(1,089)			3,229	—	3,229
Total Interest Expense	(31,395)			(49,307)	(2,647)	(51,954)
Net Interest Income Before MVA	8,094			7,521	5,572	13,093
Market Valuation Adjustments	(28,296)			(9,413)	—	(9,413)
Net Interest (Loss) Income	$(20,202)			$(1,892)	$5,572	$3,680

	Six Months Ended June 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$744	$19,578	7.60%	$744	$41	$785	$24,413	6.43%
Trading securities	83,386	1,000,271	16.67%	104,498	15,942	120,440	3,109,728	7.84%
Other investments	1,246	78,632	3.17%	464	—	464	19,448	4.77%
Cash and cash equivalents	1,580	100,768	3.14%	2,975	—	2,975	131,347	4.53%
Total Interest Income	86,956			108,681	15,983	124,664
Interest Expense
Interest expense on ABS issued	(74,826)	1,106,237	(13.53)%	(83,672)	(5,999)	(89,671)	2,640,150	(6.79)%
Interest expense on repo debt	—			(16,841)	—	(16,841)	503,599	(6.69)%
Interest rate agreement (expense) income	(2,179)			5,515	—	5,515
Total Interest Expense	(77,005)			(94,998)	(5,999)	(100,997)
Net Interest Income Before MVA	9,951			13,683	9,984	23,667
Market Valuation Adjustments	(55,149)			(12,389)	—	(12,389)
Net Interest (Loss) Income	$(45,198)			$1,294	$9,984	$11,278

Net interest (loss) income at Acacia was a loss of $20 million in the second quarter of 2008 compared to income of $4 million in the second quarter of 2007, a decline of $24 million. Net interest income was a loss of $45 million in the first six months of 2008 compared to income of $11 million in the first six months of 2007, a decline of $56 million. The primary reason for these declines was an increase in negative market valuation adjustments (MVA) of $19 million and $43 million over comparable periods, respectively. We detail these adjustments in the Market Valuation Adjustments section in this MD&A.

Net interest income before MVA was $8 million in the second quarter of 2008 compared to $13 million in the second quarter of 2007, a decline of $5 million. Net interest income before MVA was $10 million in the first half of 2008 compared to $24 million in the first half of 2007, a decline of $14 million. These declines were primarily due to an accounting change resulting from the adoption of FAS 159. Our Acacia assets and liabilities are now recorded as trading instruments, with only coupon interest included in interest income and interest expense and all other adjustments recorded through market valuation adjustments as a separate component of net interest income. This includes the impact of interest rate agreements used to hedge the interest rate exposure of Acacia liabilities, which is a significant component of net interest income.

We received $5 million of cash distributions from our Acacia equity investments during the second quarter, but expect these distributions to diminish rapidly over the next few quarters. During the first half of 2008, six of our Acacia equity investments stopped receiving cash distributions due to performance deficiencies (consisting primarily of rating agency downgrades of securities held by the Acacia entities), which significantly affected the yield we expect to earn on these investments. In total, four of our Acacia equity investments are currently receiving cash distributions and six are not receiving cash distributions as of June 30, 2008. There is a possibility that cash distributions from our equity investments in the remaining four Acacia entities will be disrupted for the same reason within a year, although it is difficult to predict the severity and timing of rating agency actions.

Market Valuation Adjustments – Consolidating

Negative market valuation adjustments were the most significant factor affecting our earnings for the second quarter and first half of 2008. Market valuation adjustments are changes in the fair values of financial assets and liabilities that flow through our consolidated statements of (loss) income under GAAP. The accounting rules that determine the measurement of fair values and the timing and amount of market valuation adjustments are complex and may not clearly reflect the timing, nature, and extent of changing economic or market conditions. That is, the amount of market valuation adjustments recorded to our income statement during any specific reporting period may not precisely mirror the timing and extent of economic changes impacting the fair values of our investments. These economic factors are discussed in the Market Conditions section of our report.

The following tables provide a breakout of market valuation adjustments that occurred in the three and six months ended June 30, 2008 and 2007, and their effect on our consolidating income statements and balance sheets.

Table 11 Market Valuation Adjustments Impact on Consolidating Income Statement and Balance Sheet

	Three Months Ended June 30, 2008
(In Millions)	Redwood	Opportunity Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(2)	$—	$(1)	$(33)	$(36)
Changes in fair value liabilities	—	—	—	4	4
Impairment on AFS securities	(29)	—	—	—	(29)
Total income statement impact	(31)	—	(1)	(29)	(61)
Balance Sheet Impact
Net change in OCI	27	—	—	—	27
Total Market Valuation Adjustments	$(4)	$—	$(1)	$(29)	$(34)

Table 11 Market Valuation Adjustments Impact on Consolidating Income Statement and Balance Sheet  – (continued)

	Three Months Ended June 30, 2007
(In Millions)	Redwood	Opportunity Fund	Sequoia	Acacia	Total
Income Statement Impact
Impairment on AFS securities	$(12)	$—	$—	$(10)	$(22)
Changes in fair value assets	(8)	—	—	—	(8)
Total income statement impact	(20)	—	—	(10)	(30)
Balance Sheet Impact
Net change in OCI	(19)	—	—	(55)	(74)
Total Market Valuation Adjustments	$(39)	$—	$—	$(65)	$(104)

	Six Months Ended June 30, 2008
(In Millions)	Redwood	Opportunity Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(25)	$—	$(1)	$(870)	$(896)
Changes in fair value liabilities	—	—	—	814	814
Impairment on AFS securities	(173)	—	—	—	(173)
Total income statement impact	(198)	—	(1)	(56)	(255)
Balance Sheet Impact
Net change in OCI	48	—	$—	—	48
Total Market Valuation Adjustments	$(150)	$—	$(1)	$(56)	$(207)

	Six Months Ended June 30, 2007
(In Millions)	Redwood	Opportunity Fund	Sequoia	Acacia	Total
Income Statement Impact
Impairment on AFS securities	$(13)	$—	$—	$(11)	$(24)
Changes in fair value assets	(14)	—	—	(2)	(16)
Total income statement impact	(27)	—	—	(13)	(40)
Balance Sheet Impact
Net change in OCI	(39)	—	—	(134)	(173)
Total Market Valuation Adjustments	$(66)	$—	$—	$(147)	$(213)

Market Valuation Adjustments at Redwood

At Redwood, we classify most securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair values in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Net market valuation adjustments were negative $4 million and negative $150 million for the three and six months ended June 30, 2008, respectively, as compared to negative $39 million and $66 million for the three and six months ended June 30, 2007, respectively.

We recorded $29 million and $173 million of other-than-temporary impairments through our income statement in the three and six months ended June 30, 2008, respectively. Most of these impairments were the result of changes in the market’s expectation of cash flows and credit and our assessment that the values of certain securities would not recover within a reasonable period of time. We recorded $12 million and $13 million of other-than-temporary impairments through our income statement in the three and six months ended June 30, 2007, respectively, primarily due to changes in the market’s expectation of cash flows and credit. We continue to expect impairments to occur and the levels may vary significantly from quarter to quarter.

The following tables detail the market valuation adjustments on Redwood securities by underlying collateral type and by vintage.

Table 12 Market Valuation Adjustments by Underlying Collateral Type on Securities at Redwood

	Three Months Ended June 30, 2008
(In Millions)	IGS	CES	Loans, & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(2)	$13	$—	$11	6%
Non-prime	(7)	(4)	—	(11)	(16)%
Residential total	(9)	9	—	—
Commercial	—	(6)	—	(6)	(7)%
CDO	—	—	—	—
Interest rate agreements & other derivatives	—	—	2	2
Total Market Valuation Adjustments	$(9)	$3	$2	$(4)

	Six Months Ended June 30, 2008
(In Millions)	IGS	CES	Loans, & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(13)	$(43)	$—	$(56)	(26)%
Non-prime	(16)	(18)	—	(34)	(33)%
Residential total	(29)	(61)	—	(90)
Commercial	—	(53)	—	(53)	(37)%
CDO	(1)	(2)	—	(3)	(15)%
Interest rate agreements & other derivatives	—	—	(4)	(4)
Total Market Valuation Adjustments	$(30)	$(116)	$(4)	$(150)

(1)	This percentage represents the market valuation adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for the three and six months ended June 30, 2008. These price declines may not be indicative of price declines in the market in general.

Table 13 Market Valuation Adjustments by Vintage on Securities at Redwood

Three Months Ended June 30, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Loans & Derivatives	Total
Market Valuation Adjustments	$14	$(9)	$(7)	$(5)	$1	$2	$(4)

Six Months Ended June 30, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Loans & Derivatives	Total
Market Valuation Adjustments	$(21)	$(31)	$(41)	$(43)	$(9)	$(5)	$(150)

Market Valuation Adjustments at the Fund

At June 30, 2008, all of the investments held by the Fund were classified as AFS securities. We had no other-than-temporary impairments on these securities during the first half of 2008.

Market Valuation Adjustments at Acacia

On January 1, 2008, we adopted the fair value option under FAS 159 for the assets and liabilities owned by Acacia securitization entitles, which we consolidate for financial reporting purposes. In accordance with the standard, we decreased the carrying value of Acacia assets and liabilities by a net $1.5 billion, and recorded this fair value change as a one-time cumulative-effect adjustment to retained earnings, a component of stockholders equity. All future market valuation adjustments on Acacia are recorded through our consolidated income statements. Due to the illiquid nature of Acacia investments and continued market volatility, there is no way to anticipate periodic valuation changes in future quarters.

During the three and six months ended June 30, 2008, the fair values of Acacia assets and liabilities, net, declined by $28 million and $55 million, respectively. The following table details market valuation adjustments for Acacia entities during the three and six months ended June 30, 2008.

Table 14 Market Valuation Adjustments by Underlying Collateral Type on Securities held by Acacia Entities

	Three Months Ended June 30, 2008
(In Millions)	IGS	CES	Loans, Liabilities & Derivatives	Total	MTM Percent(1)
Residential
Prime	$12	$5	$—	$17	8%
Non-prime	(19)	(53)	—	(72)	(17)%
Residential total	(7)	(48)	—	(55)
Commercial	—	2	—	2	1%
CDO	(5)	(3)	—	(8)	(14)%
Interest rate agreements & other derivatives	—	—	29	29
Liabilities	—	—	4	4
Total Market Valuation Adjustments	$(12)	$(49)	$33	$(28)

	Six Months Ended June 30, 2008
(In Millions)	IGS	CES	Loans, Liabilities & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(254)	$(102)	$(5)	$(361)	(67)%
Non-prime	(253)	(94)	—	(347)	(46)%
Residential total	(507)	(196)	(5)	(708)
Commercial	(21)	(74)	—	(95)	(35)%
CDO	(39)	(6)	—	(45)	(48)%
Interest rate agreements & other derivatives	—	—	(21)	(21)
Liabilities	—	—	814	814
Total Market Valuation Adjustments	$(567)	$(276)	$788	$(55)

(1)	This percentage represents the market valuation adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for the three and six months ended June 30, 2008. These price declines may not be indicative of price declines in the market in general.

Changes in Volume and Yields on Consolidated Investments and Borrowings

The following table details how our GAAP interest income changed as a result of changes in investment balances (“volume”) and yields (“rate”) at Redwood and our consolidated entities for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

Table 15 Volume and Rate Changes for Interest Income

	Change in Interest Income June 30, 2008 Versus June 30, 2007
	Three Months Ended			Six Months Ended
(In Thousands)	Volume	Rate	Total Change	Volume	Rate	Total Change
Real estate loans, net of provisions for credit losses	$(25,289)	$(31,585)	$(56,874)	$(54,607)	$(41,551)	$(96,158)
Real estate securities	(59,799)	25,465	(34,334)	(103,752)	60,022	(43,730)
Other investments	479	(428)	51	1,412	(630)	782
Cash and cash equivalents	776	(2,336)	(1,560)	3,085	(3,796)	(711)
Total Interest Income	$(83,833)	$(8,884)	$(92,717)	$(153,862)	$14,045	$(139,817)

Our consolidated interest income decreased by $93 million, from $220 million for the three months ended June 30, 2007 to $127 million for the three months ended June 30, 2008. Similarly, interest income decreased by $140 million, from $435 million for the six months ended June 30, 2007 to $295 million for the six months ended June 30, 2008. Interest income declined primarily because of higher credit reserves on loans and securities and lower interest rates. Accounting changes related to the adoption of FAS 159 also contributed to the decrease in interest income as we no longer amortize purchase discounts into income on securities owned at Acacia. Balances on our loans were lower as a result of prepayments with no new acquisitions. Balances on securities were also lower due to impairments and the adoption of FAS 159, offset by new acquisitions during 2008.

The following table details how our GAAP interest expense changed, as a result of changes in borrowings (“volume”) and yields (“rate”) at Redwood and our consolidated entities for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

Table 16 Volume and Rate Changes for Interest Expense

	Change in Interest Expense June 30, 2008 Versus June 30, 2007
	Three Months Ended			Six Months Ended
(In Thousands)	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest expense on ABS – Sequoia	$(10,727)	$(22,113)	$(32,840)	$(12,864)	$(35,399)	$(48,263)
Interest expense on ABS – Acacia	(28,750)	16,093	(12,657)	(48,894)	41,743	(7,151)
Interest expense on short-term Redwood debt	(22,627)	(5)	(22,632)	(53,529)	(15)	(53,544)
Interest expense on long-term Redwood debt	609	(892)	(283)	1,654	(1,459)	195
Total Interest Expense on Total Obligation	$(61,495)	$(6,917)	$(68,412)	$(113,633)	$4,870	$(108,763)

Our consolidated interest expense decreased by $68 million, from $167 million for the three months ended June 30, 2007 to $99 million for the three months ended June 30, 2008. Similarly, interest expense decreased by $109 million, from $337 million for the six months ended June 30, 2007 to $228 million for the six months ended June 30, 2008. Interest expense fell primarily as a result of lower average balances and lower short-term interest rates. The adoption of FAS 159 and paydowns on ABS issued with no new issuance led to the decline in average balances over the past twelve months.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility from our business activities at Redwood and our consolidated entities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, and certain non-recurring events. In addition, volatility may occur because of technical accounting issues, some of which are described below.

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $68 million at June 30, 2008. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $18 million in the first six months of 2008 and $23 million in the first six months of 2007.

Changes in Discount Amortization for Securities at Redwood and the Fund

The unamortized discount, net of designated credit reserves, for securities owned at Redwood and the Fund was $229 million at June 30, 2008. The amount of periodic discount amortization income we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Discount amortization on securities was $17 million in the first six months of 2008 and $27 million in the first six months of 2007.

Changes in Fair Values of Consolidated Assets and Liabilities

All of the securities owned at Redwood and consolidated entities are classified as either trading or available-for-sale (AFS) securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of (loss) income. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive (loss) income in our consolidated statements of stockholders’ equity (deficit). Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other than temporary impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments on securities are generally non-recurring and can lead to significant GAAP earnings volatility each quarter.

As of January 1, 2008, we elected to adopt a new accounting standard, FAS 159, to record the assets and liabilities in Acacia and certain other assets at Redwood at fair value. We may also elect the fair value option for certain new acquisitions in the future. Our FAS 159 elections significantly improved the disparity that existed between the GAAP carrying value of our Acacia equity investments and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

Changes in Fair Values of Derivative Financial Instruments

We currently account for consolidated derivative financial instruments as trading instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). Derivative financial instruments are reported on our consolidated balance sheets at fair value, with changes in fair value and all associated income and expense recorded as a component of net interest income in our consolidated statements of (loss) income. Previously, we had designated certain derivatives as cash flow hedges in accordance with FAS 133. We de-designated these hedging relationships in conjunction with our adoption of FAS 159 on January 1, 2008. The net unrealized loss (effective portions) from these hedging derivatives is currently being expensed into our consolidated statements of (loss) income over the expected remaining lives of the ABS that they were formerly designated to hedge under FAS 133.

We can experience significant earnings volatility from our use of derivatives. One source of significant volatility can be from timing differences of interest rate adjustments between adjustable rate assets and adjustable rate liabilities at Acacia. Most of the adjustable rate assets in Acacia pay interest at one-month LIBOR, while adjustable rate liabilities generally pay interest at three-month LIBOR. Our interest rate agreements are primarily benchmarked to swap rates. While we expect these interest rate agreements to be effective hedges over time, interest rate mismatches between reporting periods can significantly distort the effects of derivative market valuation adjustments on our reported earnings. In addition, our income statement presentation for Acacia has changed due to our de-designation of cash flow hedge accounting relationships and our adoption of FAS 159. This may add significant volatility to reported net interest income before market valuation adjustments on our consolidated income statements.

Changes in Future Accounting Principles

In August 2008, the FASB will issue an exposure draft for comments on proposed amendments to FAS 140 and FIN 46(R). The FASB is proposing removal of the concept of a qualifying special-purpose entity (QSPE) from FAS 140 and the related scope exceptions from FIN 46(R). In addition, they propose to (1) make certain changes to the derecognition provisions in FAS 140 and (2) modify the consolidation model in FIN 46(R). As a result, if these decisions become final, enterprises involved with QSPEs will no longer be exempt from applying FIN 46(R), thus, previously unconsolidated entities may have to be consolidated. The FASB voted to modify the existing consolidation model by introducing a two-step approach into Interpretation 46(R). Step 1 in determining the primary beneficiary is a qualitative analysis that takes into account who has the explicit or implicit power to affect the VIE’s activities. Step 2 is a quantitative analysis using a calculation of expected losses and expected residual returns that is only applied if the primary beneficiary cannot be determined in step 1. The FASB has proposed that the amendments be effective for all VIEs (except for certain existing QSPEs) and new transfers of financial assets for fiscal years beginning after January 1, 2010.

We are currently evaluating this exposure draft and its potential impact on our future financial statements and related disclosures.

Potential Tax Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, such as the timing of credit losses and prepayments on our consolidated investments, and equity award taxation.

Differences between GAAP Net (Loss) Income and Total Taxable Income

Taxable income estimates are not calculated in accordance with GAAP, which can result in significant differences between GAAP (loss) income and taxable income estimates for the same reporting period. The following table reconciles GAAP (loss) income to total taxable income for the three and six months ended June 30, 2008 and 2007.

Table 17 Differences between GAAP Net (Loss) Income and Total Taxable Income

	Three Months Ended June 30,
(In Thousands, Except per Share Data)	2008	2007
GAAP net (loss) income	$(45,909)	$11,416
Difference in taxable income calculations
Amortization and credit losses	(7,377)	10,298
Operating expense differences	706	(2,921)
Realized gains on calls and sales	(5,834)	(3,589)
Market valuation adjustments, net	60,619	29,430
Income tax provisions	1,447	1,662
Total differences in GAAP/tax income	49,561	34,880
Taxable income	$3,652	$46,296
Shares used for taxable EPS calculations	33,184	27,816
Total taxable income per share	$0.11	$1.66

	Six Months Ended June 30,
(In Thousands, Except per Share Data)	2008	2007
GAAP net (loss) income	$(217,496)	$29,725
Difference in taxable income calculations
Amortization and credit losses	(1,283)	20,715
Operating expense differences	2,197	(4,634)
Realized gains on calls and sales	(11,100)	(2,635)
Market valuation adjustments, net	254,551	39,694
Income tax provisions	2,605	3,462
Total differences in GAAP/tax income	246,970	56,602
Taxable income	$29,474	$86,327
Shares used for taxable EPS calculations	32,947	27,473
Total taxable income per share	$0.90	$3.14

Credit Losses on Securities at Redwood

To determine estimated taxable income we are not permitted to anticipate, or reserve for, credit losses on investments that we purchase at a discount (usually CES). For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is only reduced when actual credit losses occur. For GAAP purposes, we reserve for credit losses and only accrete a portion of the purchase discount, if any, into income. We are also required to write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a discount security (when there are generally few credit losses). At June 30, 2008, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $402 million. In addition, as of June 30, 2008, we had an allowance for loan losses (GAAP) of $35 million for our consolidated residential and commercial loans. As we have no credit reserves for tax, any future credit losses on securities would have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we often retain interest-only (IO) securities. Our current tax basis in these securities is $45 million. As a result of rapid prepayments (in recent years) on the loans underlying these securities, we continue to experience negative economic returns on some IO’s. Since we are not permitted to recognize a negative yield under tax accounting rules, the periodic premium expense has been relatively low and the cost basis for these securities has not been significantly reduced. With many of our Sequoia securitizations callable or becoming callable over the next two years, our remaining IO tax basis may be written off during future periods. This would create ordinary losses for tax and potential taxable earnings volatility in future periods. We do not currently anticipate calling any Sequoia securitizations in 2008.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of dividend equivalent rights payments, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is generally recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise and not the award date. The amount of compensation expense could therefore be significantly different for tax than for GAAP, in addition to the differences in timing.

Financial Condition

The consolidating balance sheet presents our financial condition at Redwood, including our investments in the Opportunity Fund, Sequoia, and Acacia entities. We consolidate these entities for GAAP reporting purposes, but they are not separate business segments. This presentation highlights the impact from the consolidation of those entities on our overall financial condition. A discussion of significant balance sheet accounts is provided in the section that follows.

Table 18 Consolidating Balance Sheet

June 30, 2008 (In Millions)	Redwood Parent Only	Opportunity Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$4	$—	$6,354	$19	$—	$6,377
Real estate securities, at fair value:
Trading securities	19	—	—	822	—	841
Available-for-sale securities	334	66	—	84	(84)	400
Other investments	—	—	—	79	—	79
Cash and cash equivalents	148	—	—	—	—	148
Total earning assets	505	66	6,354	1,004	(84)	7,845
Investment in Opportunity Fund	47	—	—	—	(47)
Investment in Sequoia	140	—	—	—	(140)	—
Investment in Acacia	41	—	—	—	(41)	—
Restricted cash	2	29	—	72	—	103
Accrued interest receivable	5	—	27	8	—	40
Derivative assets	—	—	—	5	—	5
Deferred tax asset	8	—	—	—	—	8
Deferred asset-backed securities issuance costs	3	—	11	—	—	14
Other assets	8	—	22	1	—	31
Total Assets	$759	$95	$6,414	$1,090	$(312)	$8,046
Short-term debt – Redwood	$9	$—	$—	$—	$—	$9
Asset-backed securities issued – Sequoia	—	—	6,259	—	(84)	6,175
Asset-backed securities issued – Acacia	—	—	—	935	—	935
Accrued interest payable	1	—	15	16	—	32
Derivative liabilities	2	—	—	98	—	100
Accrued expenses and other liabilities	8	1	—	—	—	9
Dividends payable	25	—	—	—	—	25
Long-term debt – Redwood	150	—	—	—	—	150
Total liabilities	195	1	6,274	1,049	(84)	7,435
Minority interest	—	47	—	—	—	47
Total stockholders’ equity	564	47	140	41	(228)	564
Total Liabilities and Stockholders’ Equity	$759	$95	$6,414	$1,090	$(312)	$8,046

At June 30, 2008, our stockholders’ equity totaled $564 million, we had unrestricted cash of $148 million, and we had short-term Redwood debt of $9 million.

The following supplemental non-GAAP components of book value presents our assets and liabilities as reported under GAAP and as estimated by us using economic values for our investments. We show our investments in the Fund, Sequoia, and Acacia entities as separate line items similar to the equity method of accounting. This presentation highlights our specific ownership interest in these entities, as the underlying assets and liabilities owned by these entities are legally not ours.

Table 19 Components of Book Value

	June 30, 2008
(In Millions, Except per Share Data)	As Reported	Adjustments		Management's Estimate of Economic Value
Real estate securities (excluding Sequoia and Acacia)
Residential	$247			$247
Commercial	91			91
CDO	15			15
Subtotal real estate securities	353			353
Cash and cash equivalents	148			148
Investments in Opportunity Fund	47			47
Investments in Sequoia	140	(65	)(a)	75
Investments in Acacia	41	(22	)(b)	19
Other assets/liabilities, net (d)	(15)			(15)
Long-term debt – Redwood	(150)	78	(c)	(72)
Stockholders' Equity	$564			$555
Book Value Per Share	$17.00			$16.72

(a)	Our actual Sequoia investments consist of CES, IGS, and IOs acquired by Redwood from the Sequoia entities. We calculated the $75 million estimate of economic value for these securities using the same valuation process that we followed to fair value all other real estate securities. In contrast, the $140 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by those entities to third party investors. We account for these loans and ABS issued at cost, not at fair value.
(b)	Our actual Acacia investments consist of equity interests, and to a lesser extent ABS issued, that we acquired from the Acacia entities. The $19 million estimate of economic value of our investment interests in the Acacia entities at June 30, 2008 represents the net present value of projected cash flows from our Acacia investments and management fees discounted at 45%, except for the CDO ABS that we have recently repurchased at substantial discounts from face which are valued at cost. We valued our equity interests at the amount of cash we received in July and expect to receive in August and September 2008. We are not valuing any future cash flows from equity distributions beyond the third quarter. The reason for the difference between economic and GAAP carrying values is complex and relates to a significant difference in valuation methodology.
(c)	We issued $150 million of 30-year long-term Redwood debt at an interest rate of LIBOR plus 225 basis points. Under GAAP, these notes are carried at cost. Economic value is difficult to estimate with precision as the market for the notes is currently inactive. We estimated the $72 million economic value using the same valuation process used to fair value our other financial assets and liabilities. Estimated economic value is $78 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk. If we had issued these notes at June 30, 2008, investors would have required a substantially higher interest rate.
(d)	Other assets/liabilities, net are comprised of real estate loans of $4 million, restricted cash of $2 million, $8 million of deferred taxes, $5 million of accrued interest, and other assets of $11 million, less Redwood debt of $9 million, accruals of $8 million, dividends payable of $25 million, and other liabilities of $3 million.

In reviewing the non-GAAP supplemental components of book value, there are a number of important factors and limitations to consider. The estimated fair value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values presented in our non-GAAP supplemental components of book value. Because temporary changes in market conditions can substantially affect the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. As discussed in “Note 5. Fair Value of Financial Instruments”, when quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Redwood Capital and Liquidity

During the second quarter, we maintained our strong balance sheet. At June 30, 2008, we had $148 million of unrestricted cash. We ended the second quarter with total capital of $714 million, which includes excess capital of $132 million available to make new investments. Our reported capital base consists of $564 million of common equity and $150 million of long-term Redwood debt due in 2037.

As a supplement to our Consolidated Statement of Cash Flows included in this Quarterly Report for the six months ended June 30, 2008 and 2007, we have included the non-GAAP table below that summarizes the sources and uses of our cash for the second quarter of 2008. This table excludes the gross cash flows that are not available to Redwood that are generated by our Sequoia and Acacia securitization entities and the Fund, but does include the cash flow generated by our investments in those entities.

The cash generated by our investments is one of the financial metrics on which we focus. In the second quarter, our investments generated cash from principal and interest of $65 million, compared to $70 million in the first quarter. We also received $1 million of asset management fees in the second quarter. The net investment cash flow after deducting long-term Redwood debt and short-term debt interest expense of $2 million and cash operating expenses of $12 million was $52 million, compared to $54 million in the first quarter.

Table 20 Redwood Sources and Uses of Cash

(In Millions)	Three Months Ended June 30, 2008
Sources:
Cash from investments	$65
Equity raised	14
Management fees	1
Short-term borrowings	7
Changes in working capital	5
Total Sources	92
Uses:
Acquisitions	(152)
Additional investment in Opportunity Fund	(10)
Dividends paid	(25)
Operating expenses paid	(12)
Interest expense	(2)
Total Uses	(201)
Net Uses of Cash	(109)
Beginning Cash Balance at 3/31/08	257
Ending Cash Balance at 6/30/08	$148

The primary reason for the decline in net investment cash flow was lower interest income resulting from the decline in short-term interest rates during the recent quarters which has lowered coupon rates we earn on adjustable rate assets.

The $65 million of cash flow from investments includes $40 million of coupon interest and $25 million of principal. We caution readers that given the nature of our investments (deep discount credit-sensitive securities, IGS at discounts, IO’s, equity investments in Acacia, and other types) it is difficult to draw conclusions in any one period about what portion of our cash flow represents “income” and what is a “return of capital”. It is only at the end of the asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was truly income and what was a return of capital.

Table 21 Cash Flow by Vintage

Three Months Ended June 30, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Redwood	$17	$10	$6	$5	$1	$39
Opportunity Fund	1	1	—	—	—	2
Sequoia	14	1	—	4	—	19
Acacia	2	2	1	—	—	5
Total	$34	$14	$7	$9	$1	$65

We note that credit losses on securities have no immediate impact on our cash flow at the time a loss is realized, although they will result in a reduction in the principal balance of the security. Cash flow receipts will therefore be reduced in future periods since interest payments will be based on a reduced principal balance. Additionally, the ability to potentially recover the full purchase discount from face value will be reduced by the amount of the loss.

We caution that the amount of cash flow from existing investments could be volatile from quarter to quarter depending on prepayment patterns, changes in interest rates, and the level of credit losses. Overall, we expect cash flow from existing investments to trend lower over time. Future cash flows could be positively impacted by the timing and the success of our new investment activity.

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during the first half of 2008. We plan to resume acquiring high-quality residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. In 2006 and 2007 we expanded our Sequoia’s product offerings to include high-quality hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our residential real estate loans activity for the six months ended June 30, 2008. Loans are predominantly owned by the Sequoia securitization entities and the reported activity is associated with those loans. The residential loans held outside of any securitization entity and owned by Redwood totaled $4 million at June 30, 2008.

Table 22 Residential Real Estate Loans at Sequoia and Redwood — Activity

(In Millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$6,756	7,178
Acquisitions	—	—
Sale proceeds	—	—
Principal repayments	(365)	(764)
Transfers to real estate owned	(13)	(20)
Changes in fair value, net	—	—
Premium amortization	(10)	(18)
Provision for credit losses	(10)	(18)
Balance at End of Period	$6,358	$6,358

Our residential real estate loan balance declined to $6.4 billion at June 30, 2008 from $7.2 billion at December 31, 2007. At June 30, 2008, 66% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 34% were hybrid loans. Our residential loans are financed almost entirely through Sequoia securitization entities.

Real Estate Securities at Redwood

The following table provides details of our securities activity at Redwood for the three and six months ended June 30, 2008, at Redwood.

Table 23 Real Estate Securities Activity at Redwood

Three Months Ended June 30, 2008

(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$88	$26	100	1	16	3	$234
Acquisitions	3	147	—	—	—	—	150
Principal repayments (including calls)	(16)	(4)	—	—	(2)	—	(22)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	6	1	(2)	—	—	—	5
Upgrades/downgrades	—	—	—	—	—	—	—
Transfer from (to) other portfolios	—	—	—	—	—	—	—
Change in fair value adjustments, net	6	(10)	(7)	(1)	1	(3)	(14)
Balance at End of Period	$87	$160	$91	$—	$15	$—	$353

Six Months Ended June 30, 2008

(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$151	$12	$149	$2	$18	$12	$344
Acquisitions	13	175	—	—	—	—	188
Principal repayments (including calls)	(32)	(6)	—	—	(2)	(1)	(41)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	17	2	(4)	—	—	—	15
Upgrades/downgrades	1	(1)	—	—	—	—	—
Transfer from (to) other portfolios	—	4	—	—	—	(5)	(1)
Change in fair value adjustments, net	(63)	(26)	(54)	(2)	(1)	(6)	(152)
Balance at End of Period	$87	$160	$91	$—	$15	$—	$353

During the second quarter of 2008, we acquired $150 million securities, had principal payments of $22 million, discount amortization of $5 million, had negative market valuation adjustments of $14 million, resulting in a net $124 million increase in our securities portfolio to $353 million at June 20, 2008, from $234 million at March 31, 2008. We also acquired $2 million of previously issued Sequoia ABS during the quarter, which does not appear on our consolidated balance sheets. During the first half of 2008, we acquired $188 million securities, had principal payments of $41 million, discount amortization of $15 million, negative market valuation adjustments of $154 million, and net portfolio transfers of negative $1 million, resulting in a net $9 million increase in our securities portfolio to $353 million at June 30, 2008, from $344 million at June 30, 2007.

The following table provides product type and vintage information regarding the $353 million of securities owned by Redwood at June 30, 2008.

Table 24 Real Estate Securities at Redwood

June 30, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Grand Total
Prime
IGS	$43	$27	$21	$4	$7	$102
CES	56	12	4	6	1	79
OREI	—	—	—	—	—	—
Non-prime
IGS	—	29	13	16	—	58
CES	3	2	1	2	—	8
OREI	—	—	—	—	—	—
Residential Subtotal	102	70	39	28	8	247
Commercial IGS	—	—	—	—	—	—
Commercial CES	15	18	45	13	—	91
CDO IGS	8	6	—	1	—	15
CDO CES	—	—	—	—	—	—
Totals	$125	$94	$84	$42	$8	$353

The following table presents the carrying value (which equals fair value) as a percent of face value at June 30, 2008 for the securities at Redwood. In the aggregate, the fair value of these securities is 22% of face value.

Table 25 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

		2004 & Earlier		2005		2006		2007		2008		Total
(Dollars in Millions)		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$1	93%	$4	79%	$13	76%	$—	—	$—	—	$18	78%
	AA	19	76%	21	69%	—	—	4	70%	4	70%	48	72%
	A	13	59%	—	—%	8	50%	—	—	2	55%	23	55%
	BBB	10	49%	2	30%	—	—	—	—	1	28%	13	42%
	Resi – IGS Total	43	63%	27	64%	21	50%	4	—	7	44%	102	63%
	Resi – CES
	BB	16	35%	8	27%	2	26%	3	19%	1	19%	30	29%
	B	17	38%	1	8%	1	14%	2	8%	—	—	21	24%
	NR	23	16%	3	4%	1	2%	1	3%	—	—	28	9%
	Resi – CES Total	56	24%	12	10%	4	5%	6	7%	1	19%	79	20%
	Total Prime	$99	33%	$39	23%	$25	26%	$10	12%	$8	32%	$181	27%
Non-prime
	Resi – IGS
	AAA	$—	—	$29	62%	$13	67%	$15	58%	$—	—	$57	62%
	BBB	—	—	—	—	—	—	1	3%	—	—	1	3%
	Resi – IGS Total	—	—	29	62%	13	66%	16	58%	—	—	58	62%
	Resi – CES
	B	1	5%	—	—	—	—	1	3%	—	—	2	10%
	NR	2	13%	2	6%	1	2%	1	2%	—	—	6	3%
	Resi – CES Total	3	13%	2	7%	1	2%	2	2%	—	—	8	3%
	OREI	—	—	—	—	2	1%	1	10%	—	—	3	1%
	Total Non-prime	$3	13%	$31	44%	$14	21%	$18	13%	$—	—	$66	22%
CMBS
	Comm – CES
	BB	$5	55%	$—	—	$6	26%	$3	21%	$—	—	$14	30%
	B	—	—	—	—	7	21%	5	19%	—	—	12	20%
	NR	10	23%	18	14%	32	16%	5	14%	—	—	65	16%
	Comm – CES Total	15	29%	18	14%	45	17%	13	17%	—	—	91	18%
	Total CMBS	$15	29%	$18	14%	$45	17%	$13	17%	$—	—	$91	18%
CDO
	CDO – IGS
	AAA	$—	—	$6	34%	$—	—	$—	—	$—	—	$6	34%
	AA	8	58%	—	—	—	—	—	—	—	—	8	58%
	BBB	—	—	—	—	—	—	1	3%	—	—	1	4%
	CDO – IGS Total	8	58%	6	34%	—	—	1	3%	—	—	15	26%
	Total CDO	$8	58%	$6	34%	$—	—	$1	3%	$—	—	$15	26%

Approximately 51% of our investments in real estate securities at June 30, 2008 were residential and commercial credit enhancement securities (CES). We acquire CES at a significant discount to their principal value as credit losses could reduce or eliminate the principal value of these bonds. Our return on these investments is based on how much principal and interest we receive, and how quickly we receive it. In an ideal environment we would experience fast prepayments and low credit losses, allowing us to recover a substantial part of the discount as income. Conversely, the least beneficial environment would be slow prepayments and high credit losses.

The following table presents the components of carrying value (which equals fair value) at June 30, 2008 for residential and commercial CES.

Table 26 Credit-Enhancement Securities at Redwood

June 30, 2008 (In Millions)	Residential
	Prime	Non Prime	Commercial
Current face	$390	$319	$518
Unamortized discount, net	(49)	(17)	(33)
Discount designated as credit reserve	(252)	(297)	(384)
Amortized cost	89	5	101
Gross unrealized market value gains	9	4	3
Gross unrealized market value losses	(19)	(1)	(13)
Carrying Value	$79	$8	$91
Carrying value as a percentage of face	20%	3%	18%

Residential Credit-Enhancement Securities at Redwood

Our residential CES portfolio had a fair value of $87 million at June 30, 2008, a decrease of $64 million from the fair value of $151 million at December 31, 2007. The primary reason was a decline in fair values in these securities during this period. We acquired $3 million residential CES during the second quarter of 2008, which were all prime securities.

CES have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that are assumed with concentrated credit investments. As a result, we are generally able to acquire these securities at a discount to their face (principal) value. At June 30, 2008, the difference between the principal value ($709 million) and carrying value ($87 million), which equals the fair value, was $622 million for residential CES. Of this difference, $549 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $66 million represented unamortized discount we are accreting into income over time, and $7 million represented net unrealized mark-to-market losses. Amortized cost on residential CES (principal value less internal credit reserve less amortized discount) decreased $108 million to $94 million at June 30, 2008 from $202 million at December 31, 2007, primarily as a result of declines in fair values and the effect of impairment charges. Net unrealized mark-to-market losses on residential CES fell by $44 million to $7 million at June 30, 2008, from $51 million at December 31, 2007.

The following table details our residential CES portfolios by the product type and collateral vintage at June 30, 2008.

Table 27 Residential Credit-Enhancement Securities at Redwood — Product and Vintage

	Vintage
June 30, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
ARM	$5	$—	$—	$—	$—	$5
Hybrid	32	12	3	2	1	50
Fixed	19	—	1	4	—	24
Total prime	56	12	4	6	1	79
Non-prime
Option ARM	2	2	1	2	—	7
Hybrid	1	—	—	—	—	1
Total non-prime	3	2	1	2	—	8
Total Residential CES	$59	$14	$5	$8	$1	$87

Prime securities are residential mortgage-backed securities backed by high credit quality loans. Many of these loans are jumbo loans, with loan balances greater than existing conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% LTV or less), and limited concentrations of investor properties.

Non-prime securities are residential mortgage-backed securities that are not backed by high credit quality loans. Most of the borrowers backing non-prime loans have lower FICO scores or impaired credit histories, but exhibit the ability to repay the loan. To compensate for the greater risks and higher costs to service non-prime loans, borrowers often pay higher interest rates, and possibly higher origination fees. We use loss assumptions that are significantly higher when acquiring CES backed by non-prime loans than we use when acquiring CES backed by prime loans.

The loans underlying all of our residential CES totaled $145 billion at June 30, 2008, and consist of $107 billion prime and $38 billion non-prime. These loans are located nationwide with a large concentration in California (49%). During the second quarter of 2008, realized residential credit losses were $67 million of principal value, a rate that equals 18 basis points (0.18%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2008 were 4.23% of current balances and 1.93% of original balances. For loans in prime pools, delinquencies were 1.01% of current balances and 0.47% of original balances. Non-prime pools had had delinquencies of 13.29% of current balances and 5.94% of original balances.

Commercial Credit-Enhancement Securities at Redwood

Our commercial CES totaled $91 million at June 30, 2008, a decrease from $149 million at December 31, 2007. This decrease was primarily to declines in the fair value of these securities. At June 30, 2008, commercial CES provided credit-enhancement on $49 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Of our total commercial CES, $65 million were non-rated, $12 million were B-rated, and $14 million were BB-rated.

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($518 million) and carrying value ($91 million) of our commercial CES at June 30, 2008 was $427 million. Of this difference, $384 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $33 million was unamortized discount that we are accreting into income over time, and $10 million was net unrealized market valuation adjustments.

Seriously delinquent loans underlying commercial CES at June 30, 2008 were $390 million, an increase of $207 million from the beginning of the year. Most of the delinquencies are concentrated within a few securities for which we have increased our credit reserves and impaired through our income statement. We consider our credit reserve of $384 million to be adequate as of June 30, 2008.

There were no acquisitions of commercial CES during the quarter. We may begin acquiring these securities during future quarters if and when pricing for these securities becomes attractive to us relative to the risks incurred.

Residential Investment-Grade Securities at Redwood

We invest in IGS backed by prime and non-prime residential loans. Our residential IGS portfolio totaled $160 million at June 30, 2008, an increase from the $12 million at December 31, 2007. The increase in this portfolio was the result of net acquisitions of $175 million, partially offset by decreases in the fair values of these securities. Of the $175 million of IGS acquired in the first half of 2008, 64% were prime securities and 36% were non-prime securities.

The following table details our residential IGS portfolio by the product type and collateral vintage at June 30, 2008.

Table 28 Residential Investment Grade Securities at Redwood — Product and Vintage

	Vintage
June 30, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
Hybrid	$41	$27	$13	$—	$4	$85
Fixed	2	—	8	4	3	17
Total prime	43	27	21	4	7	102
Non-prime
Option ARM	—	29	13	—	—	42
Hybrid	—	—	—	16	—	16
Fixed	—	—	—	—	—	—
Total non-prime	—	29	13	16	—	58
Total Residential IGS	$43	$56	$34	$20	$7	$160

Securities at the Opportunity Fund

We began acquiring assets for the Fund in the fourth quarter of 2007. We acquired $60 million of assets during the first half of 2008, bringing the total capital deployed to date to $81 million. The fair value of securities held in the Fund at June 30, 2008 was $66 million, which includes a $15 million unrealized loss due to declining fair values of securities in the Fund. The following table provides information on the activity in this Fund for three and six months ended June 30, 2008.

Table 29 Securities at the Opportunity Fund — Activity

Three Months Ended June 30, 2008 (In Millions)	Residential IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$9	$—	$27	$36
Acquisitions	40	—	(7)	33
Recognized gains on sales, net	—	—	2	2
Principal repayments (including calls)	(3)	—	(3)	(6)
Recognized gains on calls, net	—	—	—	—
Discount amortization	1	—	—	1
Upgrades/downgrades	—	7	(7)	—
Change in fair value adjustments, net	(1)	—	1	—
Balance at End of Period	$46	$7	$13	$66

Six Months Ended June 30, 2008 (In Millions)	Residential IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$3	$—	$12	$15
Acquisitions	47	—	5	52
Recognized gains on sales, net	—	—	2	2
Principal repayments (including calls)	(3)	—	(3)	(6)
Recognized gains on calls, net	—	—	—	—
Discount amortization	1	—	1	2
Upgrades/downgrades	—	7	(7)	—
Change in fair value adjustments, net	(2)	—	3	1
Balance at End of Period	$46	$7	$13	$66

At June 30, 2008, securities at the Fund consisted of $46 million of residential subprime IGS issued prior to 2005, $4 million of CDO IGS issued in 2004, and $9 million of CDO IGS issued in 2005. We did not recognize any other-than-temporary impairments on these securities, as they continue to perform in line with our expectations. We anticipate acquiring additional securities and fully investing the $96 million in Fund capital commitments within the next quarter.

The following table presents the carrying value (which equals fair value) as a percent of face value at June 30, 2008 for the securities at the Fund. In the aggregate, the fair value of these securities is 46% of face value.

Table 30 Fair Value as Percent of Principal Value for Real Estate Securities at the Opportunity Fund

(Dollars in Millions)		2004 & Earlier		2005		2006		Total
		Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$1	85%	$—	—	$—	—	$1	85%
	Resi – IGS Total	1	85%	—	—	—	—	1	85%
	Total Prime	$1	85%	$—	—	$—	—	$1	85%
Non-prime
	Resi – IGS
	AAA	$12	68%	$15	64%	$4	60%	$31	65%
	AA	8	84%	1	50%	—	—	9	82%
	A	5	62%	—	—	—	—	5	62%
	Resi – IGS Total	25	71%	16	64%	4	60%	45	67%
	Total Non-prime	$25	71%	$16	64%	$4	60%	$45	67%
CDO
	CDO – IGS
	AA	$2	58%	$9	27%	$—	—	$11	30%
	BBB	2	11%	—	—	—	—	2	11%
	CDO – IGS Total	4	19%	9	27%	—	—	13	24%
	CDO – CES
	B	7	32%	—	—	—	—	7	32%
	CDO – CES Total	7	32%	—	—	—	—	7	32%
	Total CDO	$11	25%	$9	27%	$—	—	$20	26%

Securities at Acacia

The following table provides detail on the activity for securities owned by Acacia entities for the three and six months ended June 30, 2008.

Table 31 Real Estate Securities at Acacia — Activity

Three Months Ended June 30, 2008 (In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$103	$589	$113	$63	$6	$53	$927
Acquisitions	—	—	—	—	—	—	—
Recognized gains on sales, net	—	—	—	—	—	—	—
Principal repayments	(14)	(25)	—	(1)	—	(1)	(41)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	—	—	—	—	—	—	—
Upgrades/downgrades	76	(76)	—	—	1	(1)
Transfer from (to) other portfolios	—	—	—	—	—	—	—
Change in fair value adjustments, net	(50)	(7)	1	—	(3)	(5)	(64)
Balance at End of Period	$115	$481	$114	$62	$4	$46	$822

Table 31 Real Estate Securities at Acacia — Activity  – (continued)

Six Months Ended June 30, 2008 (In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$251	$1,142	$188	$90	$8	$83	$1,762
Acquisitions	—	—	—	—	—	—	—
Recognized gains on sales, net	—	—	—	—	—	—	—
Principal repayments	(30)	(62)	—	(2)	—	(1)	(95)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	—	—	—	—	—	—	—
Upgrades/downgrades	93	(93)	—	—	3	(3)
Transfer from (to) other portfolios	—	—	—	(5)	—	5	—
Change in fair value adjustments, net	(199)	(506)	(74)	(21)	(7)	(38)	(845)
Balance at End of Period	$115	$481	$114	$62	$4	$46	$822

In addition to the $822 million of real estate securities included in the table above, Acacia owned $84 million of ABS issued by Sequoia, $79 million in non-real estate securities, and $19 million in commercial loans.

The following table presents the total securities owned by Acacia entities, by product type, as of June 30, 2008 and December 31, 2007.

Table 32 Securities at Acacia

(In Millions)	June 30, 2008	December 31, 2007
Residential IGS
Prime
Sequoia	$67	$75
Other	170	514
Non-prime
Alt-a	171	417
Subprime	140	211
Residential CES
Prime
Sequoia	17	18
Other	62	194
Non-prime
Alt-a	41	48
Subprime	12	9
Commercial IGS	62	90
Commercial CES	114	189
CDO: IGS	46	83
CDO: CES	4	8
Total Securities at Acacia	$906	$1,856

The following table presents the carrying value (which equals fair value) as a percent of face value at June 30, 2008 for securities owned by Acacia entities. In the aggregate, the fair value of these securities is 28% of face value.

Table 33 Fair Value as Percent of Principal Value for Securities at Acacia

(Dollars in Millions)		2004 & Earlier		2005		2006		2007		2008		Total
		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$8	89%	$7	75%	$3	60%	$—	—	$—	—	$18	77%
	AA	37	73%	7	36%	7	65%	1	35%	—	—	52	57%
	A	19	51%	17	44%	10	43%	2	30%	—	—	48	45%
	BBB	10	44%	23	26%	4	26%	15	35%	—	—	52	39%
	Resi – IGS Total	74	64%	54	46%	24	45%	18	34%	—	—	170	52%
	Resi – CES
	BB	29	36%	15	29%	6	24%	2	22%	—	—	52	31%
	B	4	30%	1	3%	3	10%	—	—	—	—	8	10%
	NR	—	—	—	—	2	4%	—	—	—	—	2	4%
	Resi – CES Total	33	35%	16	18%	11	11%	2	22%	—	—	62	20%
	Total Prime	$107	51%	$70	35%	$35	23%	$20	31%	$—	—	$232	37%
Alt-A
	Resi – IGS
	AAA	$7	68%	$7	77%	$68	54%	$41	49%	$—	—	$123	54%
	AA	7	32%	9	14%	8	16%	2	6%	—	—	26	16%
	A	4	23%	2	3%	4	9%	1	6%	—	—	11	7%
	BBB	2	19%	6	4%	1	4%	2	4%	—	—	11	5%
	Resi – IGS Total	20	33%	24	8%	81	33%	46	26%	—	—	171	22%
	Resi – CES
	BB	4	11%	3	6%	2	4%	3	5%	—	—	12	6%
	B	1	9%	4	6%	5	4%	3	4%	—	—	13	5%
	NR	—	—	1	5%	10	4%	5	7%	—	—	16	4%
	Resi – CES Total	5	9%	8	6%	17	4%	11	6%	—	—	41	5%
	Total Alt-A	$25	22%	$32	7%	$98	14%	$57	15%	$—	—	$212	13%
Subprime
	Resi – IGS
	AAA	$—	—	$—	—	$—	—	$7	77%	$—	—	$7	77%
	AA	28	67%	39	82%	2	31%	1	11%	—	—	70	68%
	A	24	63%	6	40%	—	—	—	—	—	—	30	56%
	BBB	25	65%	7	64%	1	7%	—	—	—	—	33	54%
	Resi – IGS Total	77	65%	52	70%	3	17%	8	54%	—	—	140	62%
	Resi – CES
	BB	6	50%	—	—	—	—	—	—	—	—	6	50%
	B	1	9%	—	—	1	6%	—	—	—	—	2	6%
	NR	—	—	—	—	2	3%	2	4%	—	—	4	3%
	Resi – CES Total	7	44%	—	—	3	3%	2	4%	—	—	12	9%
	Total Subprime	$84	63%	$52	70%	$6	6%	$10	16%	$—	—	$152	42%

Table 33 Fair Value as Percent of Principal Value for Securities at Acacia  – (continued)

(Dollars in Millions)		2004 & Earlier		2005		2006		2007		2008		Total
		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
CMBS
	Comm – IGS
	AAA	$—	—	$8	87%	$2	88%	$—	—	$—	—	$10	87%
	AA	1	65%	—	—	—	—	—	—	—	—	1	65%
	A	11	68%	2	46%	—	—	—	—	—	—	13	64%
	BBB	14	70%	23	47%	1	41%	—	—	—	—	38	53%
	Comm – IGS Total	26	69%	33	50%	3	55%	—	—	—	—	62	56%
	Comm – CES
	BB	19	44%	28	36%	29	29%	2	22%	—	—	78	34%
	B	3	37%	13	34%	13	27%	—	—	—	—	29	31%
	NR	—	—	2	41%	5	22%	—	—	—	—	7	25%
	Comm – CES Total	22	42%	43	36%	47	28%	2	22%	—	—	114	33%
	Total CMBS	$48	53%	$76	42%	$50	28%	$2	22%	$—	—	$176	39%
CDO
	CDO – IGS
	AAA	$3	41%	$2	22%	$—	—	$—	—	$—	—	$5	32%
	AA	3	17%	1	9%	—	—	1	40%	—	—	5	18%
	A	11	36%	2	50%	1	11%	1	20%	—	—	15	30%
	BBB	12	39%	2	12%	5	24%	2	24%	—	—	21	28%
	CDO – IGS Total	29	35%	7	16%	6	19%	4	27%	—	—	46	27%
	CDO – CES
	BB	—	—	2	13%	1	20%	—	—	—	—	3	13%
	B	1	11%	—	—	—	—	—	—	—	—	1	11%
	CDO – CES Total	1	11%	2	13%	1	20%	—	—	—	—	4	12%
	Total CDO	$30	29%	$9	16%	$7	19%	$4	27%	$—	—	$50	21%

Derivative Financial Instruments

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At June 30, 2008, Redwood was party to interest rate agreements with an aggregate notional value of $264 million and a net fair value of negative $2 million. At June 30, 2008 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.8 billion and a net negative fair value of $18 million. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of (loss) income through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At June 30, 2008, these CDS had a $78 million notional balance and a fair value of negative $75 million. At December 31, 2007, these CDS had a notional balance of $79 million and a fair value of negative $57 million. The decrease in fair value on CDS is included in market valuation adjustments, net, in our consolidated statements of (loss) income.

Asset-Backed Securities Issued at Sequoia and Acacia

Through our sponsored securitization entities, we have securitized the majority of the assets shown on our consolidated balance sheets. These entities acquire assets and issue asset-backed securities (ABS) in order to fund these acquisitions. The residential whole loan securitization entities we sponsor are called Sequoia and the CDO securitization entities we sponsor are called Acacia. These securitization entities are bankruptcy-remote from us, so that our liabilities cannot become liabilities of the securitization entities, and the ABS issued by the securitization entities cannot become obligations of ours. Nevertheless, GAAP requires us to consolidate the assets and liabilities from Sequoia and Acacia entities for financial statement reporting purposes.

At June 30, 2008, there was $6.4 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $6.2 billion Sequoia ABS issued that is also reported at cost. At June 30, 2008, there was $822 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $935 million Acacia ABS issued that is also reported at fair value. In total, the assets of these two programs represent 94% of our total consolidated assets and the liabilities of these programs (ABS issued) represent 99% of our total consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three and six months ended June 30, 2008.

Table 34 ABS Issued at Sequoia and Acacia — Activity

		Three Months Ended June 30, 2008
(In Millions)	March 31, 2008	Paydowns	FAS 159 Adjustments	Market Valuation Adjustments	Gain on ABS Payoff	Amortization	June 30, 2008
Sequoia ABS issued with principal value, net	$6,515	$(364)	$—	$—	$(1)	$(2)	$6,148
Sequoia ABS interest only issued	30	—	—	—	—	(3)	27
Total Sequoia ABS Issued	6,545	(364)	—	—	(1)	(5)	6,175
Acacia issued ABS with principal value, net	1,046	(110)	—	(1)	—	—	935
Acacia ABS CES issued	—	—	—	—	—	—	—
Total Acacia ABS Issued	1,046	(110)	—	(1)	—	—	935
Total ABS Issued	$7,591	$(474)	$—	$(1)	$(1)	$(5)	$7,110

		Six Months Ended June 30, 2008
(In Millions)	December 31, 2007	Paydowns	FAS 159 Adjustments	Market Valuation Adjustments	Gain on ABS Payoff	Amortization	June 30, 2008
Sequoia ABS issued with principal value, net	$6,911	$(758)	$—	$—	$(1)	$(4)	$6,148
Sequoia ABS interest only issued	35	—	—	—	—	(8)	27
Total Sequoia ABS Issued	6,946	(758)	—	—	(1)	(12)	6,175
Acacia issued ABS with principal value, net	3,359	(147)	(1,468)	(809)	—	—	935
Acacia ABS CES issued	24	—	(22)	(2)	—	—	—
Total Acacia ABS Issued	3,383	(147)	(1,490)	(811)	—	—	935
Total ABS Issued	$10,329	$(905)	$(1,490)	$(811)	$(1)	$(12)	$7,110

Long-term Debt — Redwood

In 2006, we issued $100 million of long-term Redwood debt in the form of long-term Redwood debt notes (trust preferred securities) through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In May 2007, we issued $50 million of long-term Redwood debt notes which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

In our internal risk-adjusted capital calculations we include long-term Redwood debt in our capital base.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of June 30, 2008, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 35 Contractual Obligations and Commitments as of June 30, 2008

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Short-term debt – Redwood	$9	$9	$—	$—	$—
Long-term debt – Redwood	150	—	—	—	150
Anticipated interest payments on long-term Redwood debt	316	7	19	22	268
Accrued interest payable	1	1	—	—	—
Operating leases	15	2	3	4	6
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$491	$19	$22	$26	$424
Obligations of Securitization Entities:
Consolidated ABS(1)	$7,110	$—	$—	$—	$7,110
Anticipated interest payments on ABS(2)	6,803	187	1,340	965	4,311
Accrued interest payable	31	31	—	—	—
Total obligations of securitization entities	$13,944	$218	$1,340	$965	$11,421
Total Consolidated Obligations and Commitments	$14,435	$237	$1,362	$991	$11,845

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of June 30, 2008.

Accumulated Other Comprehensive (Loss) Income

As of December 31, 2007, most of our real estate securities were accounted for as AFS and were reported on our consolidated balance sheets at fair value. Additionally, most of the derivative instruments owned by Acacia entitles were accounted for as cash flow hedges and reported on our consolidated balance sheets at fair value. The differences between the value of these assets and their amortized costs were shown as a component of stockholders’ equity (deficit) as accumulated other comprehensive (loss) income. Periodic changes in the fair value of these assets relative to amortized cost were included in other comprehensive income.

On January 1, 2008 we elected the fair value option under FAS 159 for the assets and liabilities of Acacia entities and certain other assets at Redwood. The effect of this election was a reclassification of $459 million from accumulated other comprehensive income to retained earnings. This one time adjustment had no impact on our reported earnings. Subsequent changes to the values of FAS 159 assets and liabilities flow through our consolidated statements of (loss) income not through other comprehensive income.

The following table provides cumulative balances of unrealized gains and losses and carrying value by type and rating of real estate securities at June 30, 2008 and December 31, 2007. It also reflects the change in balances of cumulative unrealized (loss) gains during the first six months of 2008.

Table 36 Other Comprehensive Income (Loss) — Real Estate Securities

	Cumulative (Loss) Gain	Adoption of FAS 159	Change in (Loss) Gain	Cumulative (Loss) Gain	Carrying Value
(In Millions)	December 31, 2007	January 1, 2008	Six Months Ended June 30, 2008	June 30, 2008	June 30, 2008	December 31, 2007
Investment-Grade Securities
Residential	$(241)	$241	$(15)	$(15)	$202	$1,157
Commercial	(20)	20	—	—	—	90
CDO	(13)	7	5	(1)	13	114
Total IGS	(274)	268	(10)	(16)	215	1,361
Credit-Enhancement Securities
Residential	(143)	103	34	(6)	87	402
Commercial	(125)	87	28	(10)	91	337
CDO	1	—	(3)	(2)	7	10
Total CES	(267)	190	59	(18)	185	749
Total Real Estate Securities	$(541)	$458	$49	$(34)	$400	$2,110

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

In addition to residential and commercial CES, Redwood, the Fund, and Acacia own investment-grade and other securities issued by securitization entities that are sponsored by others. These securities are typically rated AAA through BBB-, and are in a second-loss or better position or are otherwise effectively more senior in the credit structure in comparison to first-loss CES or their equivalent. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

The Acacia entities, and to a small extent, Redwood, also own securities backed by subprime and alt-a residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, the Fund, and Redwood could suffer losses.

In addition to the foregoing, the Acacia entities own certain investment-grade, BB-rated, and B-rated residential loan securities purchased from the Sequoia securitization entities we sponsor.

These securities are generally less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these securities could have their credit ratings downgraded, could suffer decreases in fair value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from these investments.

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

To implement our interest rate risk strategy, we may use interest rate agreements in an effort to maintain a close match between pledged assets and short-term Redwood debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

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

Fair Value and Liquidity Risks

Most of the CES that we own is fully funded with equity with no associated recourse or non-recourse debt that might affect our liquidity position. Additionally, we consolidate many securities (primarily IGS) owned by Acacia entities. On January 1, 2008 we elected the fair value option under FAS 159 for Acacia assets and liabilities, with all changes in market values now being recorded through our income statement. Though this adds to our potential earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position. Changes in the fair values (or ratings downgrades) of assets owned by an Acacia entity may also create differences between our reported GAAP and taxable income. However, we do not currently believe this will create liquidity issues for us.

Most of the real estate loans that we consolidate are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term Redwood debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

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

We hold some assets funded with short-term debt (generally prior to securitization) that is recourse to Redwood. At some point, this may increase our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

Mark-to-Market Valuation Process

The fair values we use for our assets and liabilities reflect what we believe we would realize if we chose to sell our securities or would have to pay if we chose to buy back our asset-backed securities (ABS) issued (liabilities). Establishing fair values is inherently subjective and is dependent upon many market-based inputs, including observable trades, information on offered inventories, bid lists, and indications of value obtained from dealers. Obtaining fair values for securities is especially difficult for more illiquid securities (such as ours), and is made more difficult when there is limited trading visibility, as has been the case in recent quarters. Where there are observable sales, many of them are from distressed sellers, and their sales tend to further depress asset prices. For these reasons, we expect market valuations to continue to be highly volatile.

Fair values for our securities and ABS issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security. Our valuation process relied on our internal values to estimate the fair values of our securities at June 30, 2008. We also request indications of value (marks) from dealers every quarter to assist in the valuation process for all of our assets and liabilities. For June 30, 2008, we received dealer marks on 81% of our assets and 91% of our liabilities on our consolidated balance sheet. One major dealer that we have used in prior periods provided no marks. In the aggregate, our internal valuations of the securities on which we received dealer marks were 17% lower than the aggregate dealer marks at June 30, 2008. Our internal valuations of our ABS issued on which we received dealer marks were 1% lower than the aggregate dealer marks at June 30, 2008.

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

Mark-to-Market Adjustments

The rules regarding mark-to-market (MTM) accounting are complex and may not clearly reflect the underlying economics. This accounting and economic discussion is intended to provide investors with a better understanding of the impact of MTM adjustments on our reported financial results.

All changes in fair value for securities or derivatives accounted for as trading instruments or under the fair value option of FAS 159 flow through the income statement. These adjustments can be either positive or negative from period to period. Positive changes in the fair value of AFS securities from period to period are accounted for as increases to stockholders’ equity and do not flow through our income statement. Accounting for negative changes in the fair value of AFS securities from period to period requires a three-step process involving a combination of quantitative and judgmental evaluations. The diagram and discussion that follows details the three-step process for evaluating impairments on AFS securities.

AFS securities are deemed impaired if the fair value is below amortized cost. An assessment is then required as to whether the impairment is temporary and is reflected as unrealized losses in the balance sheet, or is other-than-temporary (OTT) and realized through the income statement as market valuation adjustments.

The first step in this assessment is to determine whether there has been an adverse change in the underlying cash flows generated by the security. It is difficult to separate with precision how much of the change in fair value is driven by changes in expected cash flows versus changes in market discount rates, but during periods of market illiquidity and uncertainty (as we encountered since late 2007), the market discount rate impact can be significant. The second step is to determine whether we have the ability and intention to hold the security. The third step requires us to evaluate whether an impaired security will recover in value within a reasonable period of time. This step is very subjective, particularly when there is turmoil and uncertainty in the capital markets.

If, based on our assessment, we have an other-than-temporary impairment, then the basis of the security is written down to its fair value through our income statement. Market valuation adjustments of this type could be substantial, reducing GAAP income and causing a loss. However, for securitized assets, reductions in fair values may not affect our cash flows or investment returns at all, or may not affect them to the degree implied by the accounting write-down.

A security can be considered OTT impaired even if the change in projected cash flows is small relative to the resulting MTM adjustment. So while OTT impaired securities cannot be written back up through MTM adjustments in our income statement, this does not mean the underlying security could not recover in value. If the cash flows generated by the security perform better than the decline in fair value might indicate, we could recognize this benefit through higher interest yields over time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” above. With the exception of developments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations above, including changes in the fair values of our assets, there have been no material changes in our quantitative or qualitative exposure to market risk since December 31, 2007.

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

Other than the enhancements and remediation steps described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There is no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1935, as amended, or repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 22, 2008, at which our stockholders voted to elect Douglas B. Hansen, Greg H. Kubicek, and Charles J. Toeniskoetter as Class II directors to serve on our Board of Directors until the Annual Meeting of Stockholders in 2011 and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	Votes
Nominee	For	Withheld
Douglas B. Hansen	30,987,377	186,589
Greg H. Kubicek	30,690,027	483,938
Charles J. Toeniskoetter	30,940,760	233,205

The following directors’ terms in office continue following the Annual Meeting of Stockholders:

George E. Bull, III
Richard D. Baum
Thomas C. Brown
Mariann Byerwalter
Georganne C. Proctor
David L. Tyler

At our Annual Meeting of Stockholders on May 22, 2008, our stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2008. The stockholders’ votes with respect to the ratification of Grant Thornton LLP as our independent registered public accounting firm were as follows:

For	Against	Abstentions	Broker Non-Votes
28,952,930	2,160,832	60,203	—

At our Annual Meeting of Stockholders on May 22, 2008, our stockholders approved an amendment to our 2002 Incentive Plan. The stockholders’ votes with respect to the approval were as follows:

For	Against	Abstentions	Broker Non-Votes
20,161,056	6,205,963	70,123	4,736,823

At our Annual Meeting of Stockholders on May 22, 2008, our stockholders approved an amendment to our Charter. The stockholders’ votes with respect to the approval were as follows:

For	Against	Abstentions	Broker Non-Votes
25,857,739	523,447	55,956	4,736,823

At our Annual Meeting of Stockholders on May 22, 2008, our stockholders did not approve a stockholder proposal concerning our classified Board of Directors. The stockholders’ votes with respect to the proposal were as follows:

For	Against	Abstentions	Broker Non-Votes
12,416,766	13,794,318	226,057	4,736,823

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (filed herewith)
3.1.1	Articles Supplementary of the Registrant, effective August 11, 1994
3.1.2	Articles Supplementary of the Registrant, effective August 14, 1995
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998
3.1.5	Articles Supplementary of the Registrant, effective April 10, 2003
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: August 5, 2008	By: /s/ Douglas B. Hansen Douglas B. Hansen President (authorized officer of registrant)
Date: August 5, 2008	By: /s/ Martin S. Hughes Martin S. Hughes Chief Financial Officer and Secretary (principal financial officer)
Date: August 5, 2008	By: /s/ Harold F. Zagunis Harold F. Zagunis Managing Director and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (filed herewith)
3.1.1	Articles Supplementary of the Registrant, effective August 11, 1994
3.1.2	Articles Supplementary of the Registrant, effective August 14, 1995
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998
3.1.5	Articles Supplementary of the Registrant, effective April 10, 2003
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002