Form 10-Q
period 2008-09-30
REDWOOD TRUST INC
filed 2008-11-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number 1-13759

REDWOOD TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place, Suite 300 Mill Valley, California	94941
Address of Principal Executive Offices)	(Zip Code)

(415) 389-7373

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	33,436,075 shares as of November 5, 2008

REDWOOD TRUST, INC.

2008 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2008	December 31, 2007
ASSETS
Real estate loans	$6,101,392	$7,204,151
Real estate securities, at fair value:
Trading securities	573,842	11,521
Available-for-sale securities	288,174	2,110,080
Total real estate securities	862,016	2,121,601
Other investments	78,474	79,125
Cash and cash equivalents	177,041	290,363
Total earning assets	7,218,923	9,695,240
Restricted cash	62,649	118,064
Accrued interest receivable	37,380	45,553
Derivative assets	4,641	5,598
Deferred tax asset	7,593	8,875
Deferred asset-backed securities issuance costs	13,172	39,909
Other assets	30,916	25,233
Total Assets	$7,375,274	$9,938,472
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Short-term debt – Redwood	$6,902	$7,561
Accrued interest payable	31,762	53,796
Derivative liabilities	106,849	81,385
Accrued expenses and other liabilities	5,387	10,441
Dividends payable	25,184	24,289
Asset-backed securities issued – Sequoia	5,929,248	6,946,166
Asset-backed securities issued – Acacia	672,964	3,383,113
Long-term debt – Redwood	150,000	150,000
Total liabilities	6,928,296	10,656,751
Minority interest	35,089	—
Stockholders’ Equity (Deficit)
Common stock, par value $0.01 per share, 75,000,000 and 50,000,000 shares authorized; 33,237,676 and 32,385,073 issued and oustanding	334	324
Additional paid-in capital	1,144,796	1,108,148
Accumulated other comprehensive (loss) income	(83,740)	(573,766)
Cumulative earnings (losses)	381,645	(299,626)
Cumulative distributions to stockholders	(1,031,146)	(953,359)
Total stockholders’ equity (deficit)	411,889	(718,279)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,375,274	$9,938,472

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Real estate loans	$68,400	$118,177	$236,786	$370,933
Real estate securities	61,334	96,051	199,391	277,836
Other investments	487	1,143	1,733	1,607
Cash and cash equivalents	971	4,960	6,348	11,048
Total interest income	131,192	220,331	444,258	661,424
Management fees	1,307	1,893	4,239	4,542
Interest Expense
Short-term debt – Redwood	(65)	(5,858)	(315)	(59,652)
Asset-backed securities issued	(90,837)	(158,115)	(313,137)	(436,251)
Long-term debt – Redwood	(2,164)	(3,150)	(6,930)	(7,722)
Total interest expense	(93,066)	(167,123)	(320,382)	(503,625)
Net Interest Income	39,433	55,101	128,115	162,341
Provision for loan losses	(18,333)	(1,507)	(36,452)	(7,836)
Market valuation adjustments, net	(127,157)	(102,766)	(381,708)	(142,460)
Net Interest (Loss) Income After Provision and Market Valuation Adjustments	(106,057)	(49,172)	(290,045)	12,045
Operating expenses	(17,247)	(11,732)	(48,273)	(42,286)
Realized (losses) gains on sales and calls, net	(54)	1,824	2,825	5,708
Minority interest allocation	2,194	—	(430)	—
Net (loss) income before provision for income taxes	(121,164)	(59,080)	(335,923)	(24,533)
Credit (provision) for income taxes	9,860	(1,837)	7,123	(6,659)
Net (Loss) Income	$(111,304)	$(60,917)	$(328,800)	$(31,192)
Basic (loss) earnings per share:	$(3.34)	$(2.18)	$(9.99)	$(1.14)
Diluted (loss) earnings per share:	$(3.34)	$(2.18)	$(9.99)	$(1.14)
Total dividends declared per common share	$0.75	$0.75	$2.25	$2.25
Basic weighted average shares outstanding	33,334,011	27,892,199	32,907,196	27,388,185
Diluted weighted average shares outstanding	33,334,011	27,892,199	32,907,196	27,388,185

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders
	Shares	Amount					Total
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)
Adoption of FAS 159	—	—	—	458,207	1,010,071	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	(115,559)	710,445	(953,359)	749,999
Net loss	—	—	—	—	(328,800)	—	(328,800)
Net unrealized loss on available-for-sale securities	—	—	—	(95,469)	—	—	(95,469)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	123,536	—	—	123,536
Reclassification of unrealized loss on interest rate agreements	—	—	—	3,752	—	—	3,752
Total comprehensive loss							(296,981)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,059,090	13	31,593	—	—	—	31,606
Employee option & stock purchase plan	135,169	—	1,023	—	—	—	1,023
Non-cash equity award compensation	—	—	10,211	—	—	—	10,211
Share repurchases	(341,656)	(3)	(6,179)	—	—	—	(6,182)
Common dividends declared	—	—	—	—	—	(77,787)	(77,787)
September 30, 2008	33,237,676	$334	$1,144,796	$(83,740)	$381,645	$(1,031,146)	$411,889

For the Nine Months Ended September 30, 2007

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders
	Shares	Amount					Total
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net loss	—	—	—	—	(31,192)	—	(31,192)
Net unrealized loss on available-for-sale securities	—	—	—	(839,405)	—	—	(839,405)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	25,853	—	—	25,853
Unrealized losses on cash flow hedges, net	—	—	—	(14,471)	—	—	(14,471)
Reclassification of unrealized loss (gain) on interest rate agreements	—	—	—	(217)	—	—	(217)
Total comprehensive loss							(859,432)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,168,721	12	59,128	—	—	—	59,140
Employee option & stock purchase plan	83,773	1	438	—	—	—	439
Non-cash equity award compensation	—	—	11,374	—	—	—	11,374
Common dividends declared	—	—	—	—	—	(65,419)	(65,419)
September 30, 2007	27,985,954	$280	$974,748	$(735,082)	$777,819	$(868,973)	$148,792

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(328,800)	$(31,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs	(9,419)	(48,418)
Depreciation and amortization of non-financial assets	882	1,334
Provision for credit losses	36,452	7,836
Non-cash equity award compensation	10,211	11,374
Net recognized losses and valuation adjustments	381,708	142,460
Realized gains on sales and calls, net	(2,825)	(5,708)
Net change in:
Accrued interest receivable	19,622	20,296
Deferred income taxes	1,282	(716)
Other assets	14,633	9,052
Accrued interest payable	(15,917)	12,587
Accrued expenses and other liabilities	(5,054)	12,635
Net cash provided by operating activities	102,775	131,540
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	—	(1,173,029)
Proceeds from sales of real estate loans held-for-investment	—	15,454
Principal payments on real estate loans held-for-investment	1,008,765	2,797,271
Purchases of real estate securities available-for-sale	(257,668)	(1,173,627)
Proceeds from sales of real estate securities available-for-sale	7,300	353,506
Principal payments on real estate securities available-for-sale	60,100	256,521
Purchases of real estate securities trading	(3,341)	(40,818)
Proceeds from sales of real estate securities trading	7,771	2,237
Principal payments on real estate securities trading	137,181	11,345
Purchases of other investments	—	(80,000)
Principal payments on other investments	650	—
Net decrease (increase) in restricted cash	55,415	(24,895)
Net cash provided by investing activities	1,016,173	943,965
Cash Flows From Financing Activities:
Net repayments on short-term Redwood debt	(659)	(1,816,830)
Proceeds from issuance of asset-backed securities	—	4,217,357
Deferred asset-backed security issuance costs	—	(22,339)
Repayments on asset-backed securities	(1,206,387)	(3,352,784)
Proceeds from issuance of long-term Redwood debt	—	50,000
Net purchases of interest rate agreements	(9,870)	(5,814)
Net proceeds from issuance of common stock	32,629	59,579
Share repurchase	(6,182)	—
Dividends paid	(76,890)	(63,146)
Change in minority interests	35,089	—
Net cash used in financing activities	(1,232,270)	(933,977)
Net (decrease) increase in cash and cash equivalents	(113,322)	141,528
Cash and cash equivalents at beginning of period	290,363	168,016
Cash and cash equivalents at end of period	$177,041	$309,544
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$338,997	$486,496
Cash (received) paid for taxes	$(1,331)	$10,580
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$25,184	$20,989

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), invests in, finances, and manages real estate assets. We invest in residential and commercial real estate loans and in asset-backed securities backed by real estate loans. Our primary focus is credit-enhancing securitized real estate loans by acquiring and managing the first-loss and other credit-sensitive securities that bear the bulk of the credit risk of these loans.

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007.

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and nine months ended September 30, 2008, may not necessarily be indicative of the results for the year ending December 31, 2008. The unaudited interim consolidated financial statements as of September 30, 2008, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We currently sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the Sequoia securitization entities. Our Acacia program is used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all of the Acacia securitization entities.

We are the asset manager and an investor in the Opportunity Fund LP (the Fund) that we sponsor. The Fund primarily invests in mortgage-backed securities.

Principles of Consolidation

Under the provisions of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46R), we are required to consolidate the assets, liabilities, and non-controlling interests of any variable interest entity (VIE) in which we are the primary beneficiary. Under this principle, the primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns.

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

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

We consolidate the Fund that we sponsor, since we are the primary beneficiary in this entity. The portion of the Fund that represents the interest of third parties is shown as minority interest on our consolidated balance sheets and the portion of income allocable to third parties is shown as minority interest allocation in our consolidated statements of (loss) income.

Note 3. Summary of Significant Accounting Policies

Reclassifications

During the third quarter of 2008, we changed the presentation of our consolidated statements of (loss) income to reclassify as a separate line item the provision for loan losses. We determined that this expense had become a material component of net interest income this quarter and no longer present it as a component of interest income. This reclassification did not impact our current or prior period financial statements. The associated allowance for loan losses continues to be presented as a component of real estate loans on our consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which we anticipate an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences may be material.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values. Effective January 1, 2008, we adopted two pronouncements relating to fair value measurements: Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159).

A fair value measurement represents the price at which a transaction would occur between market participants. This price implies an orderly transaction, or exit price, that is not a forced liquidation or distressed sale at the measurement date. Redwood’s approach to developing fair values for financial assets or liabilities focuses on available inputs and pricing that is observed in the market place. Examples of the market information that we attempt to obtain include the following:

•	Quoted prices for the same or similar securities;
•	Relevant reports issued by analysts and ratings agencies;

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

•	The current level of interest rates and any directional movements in relevant indexes, such as credit risk indexes;
•	Information about the performance of the underlying mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;
•	Indicative prices or yields from broker/dealers; and,
•	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

After considering all available indications of the appropriate rate of return that market participants would consider relevant in estimating fair value, we consider the reasonableness of the range indicated by the results to determine an estimate that is representative of fair value.

Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. The use of our internal assumptions about future cash flows and appropriately risk-adjusted discount rates are used in determining fair value when relevant observable inputs are not available. In cases where the volume and level of trading activity in the asset declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment. While broker (or pricing service) quotes may be an appropriate input when measuring fair value, they are not necessarily determinative if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) is considered when weighing the available evidence.

Since the second half of 2007, the market for residential, commercial, and collateralized debt obligation (CDO) credit enhancement securities (CES), and most real estate investment grade securities (IGS), has become increasingly inactive. The inactivity was evidenced by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and by a significant decrease in the volume of trades relative to historical levels. There were few observable transactions for our securities or similar securities, if any, and indicative prices for these securities varied substantially over time and among market makers, thus reducing the potential relevance of those observations.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of FAS 157 in an inactive market. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations as our existing valuation methodology is consistent with the FASB’s clarification.

See Note 4 and Note 5 for further discussion on fair value estimates.

Real Estate Loans

Residential and Commercial Real Estate Loans — Fair Value

Residential and commercial real estate loans at fair value are loans where we have elected the fair value option under FAS 159. These loans are carried at their estimated fair values. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value (gains and losses) are recurring and are reported through our consolidated statements of (loss) income in market valuation adjustments, net. The fair value option was elected on January 1, 2008, for all the loans owned by Acacia securitization entities as of that date.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Residential and Commercial Real Estate Loans — Held-for-Sale

Residential and commercial real estate loans held-for-sale are loans that we are marketing for sale to independent third parties. These loans are carried at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities (FAS 65). Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value (gains and losses) are reported through our consolidated statements of (loss) income in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Investment

Residential and commercial real estate loans held-for-investment are loans owned by Sequoia entities. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For residential loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

We may exercise our right to call ABS issued by Sequoia and may subsequently sell the underlying loans to third parties. We reclassify held-for-investment loans to held-for-sale loans once we determine that loans will be sold to third parties. Gains or losses on the sale of real estate loans are based on the specific identification method.

See Note 6 for further discussion on real estate loans.

Real Estate Loans — Allowance for Loan Losses

For real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios as of the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans or pool of loans.

We follow the guidelines of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures (FAS 118) in setting the allowance for loan losses.

We consider the following factors in making such determinations:

•	Ongoing analyses of loans, including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

Once we determine applicable default amounts, the timing of the defaults, and severity of losses upon defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our allowance for loan losses, since we believe these losses exist as of the reported date of the financial statements. We re-evaluate the adequacy of our allowance for loan losses on at least a quarterly basis, and we record provision expense, charge-offs, and recoveries monthly.

See Note 7 for further discussion on the allowance for loan losses.

We do not currently maintain a loan repurchase reserve, as we do not originate real estate loans and we believe that any risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies. There are no outstanding repurchase claims against Redwood.

Real Estate Securities, at Fair Value

Trading Securities

Trading securities include residential, commercial, and CDO real estate securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible and all changes in fair value are reported through our consolidated statements of (loss) income in market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option under FAS 159. We currently account for certain IGS and CES at Redwood and all securities at Acacia entities as trading securities. Prior to the adoption of FAS 159, trading securities were accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115).

Available-for-Sale Securities

Available-for-sale (AFS) securities include certain residential, commercial, and CDO real estate securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity (deficit), in accordance with FAS 115. We currently account for most IGS and CES at Redwood and all securities at the Fund as AFS securities.

When recognizing revenue on our AFS securities, we have determined that credit risk is not remote and therefore employ the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Coupon interest is recognized as

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each asset, which includes assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

We assess each quarter whether a decline in fair value below our cost of the AFS security is other-than-temporary impairment. For determining other-than-temporary impairment, we use the guidelines prescribed under FAS 115, EITF 99-20, and SEC Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (commonly referred to as SAB 59). If there has been an adverse change in the projected future cash flows of the security, we no longer have the ability and intent to hold the security, or we have determined that there will not likely be a recovery of fair value up to (or beyond) the amortized cost of the security within a reasonable period of time, there is other-than-temporary impairment. Upon the determination of other-than-temporary impairment, any associated accumulated other comprehensive income (loss) is reclassified into earnings using the specific identification method and reported under market valuation adjustments, net, in our consolidated statements of (loss) income.

See Note 8 for further discussion on real estate securities.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We elected the fair value option under FAS 159 for this investment on January 1, 2008, and it is recorded on our consolidated balance sheets at its estimated fair value. Changes in fair value are reported through our consolidated statements of (loss) income through market valuation adjustments, net. Interest income is reported through our consolidated statements of (loss) income through interest income, other investments.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners.

Accrued Interest Receivable

Accrued interest receivable represents interest that is due and payable to us. Cash interest is generally received within thirty days of recording the receivable. For financial assets where we have elected the fair value option under FAS 159, the associated accrued interest on these assets is measured at fair value. For financial assets where we have not elected to adopt FAS 159, the associated accrued interest carrying values approximate fair values.

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps (CDS). All derivative financial instruments are reported at fair value on our consolidated balance sheets, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FAS 159. Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of (loss) income through market valuation adjustments, net.

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

Prior to 2008, we accounted for derivatives used to hedge interest rate exposure in Acacia securitization entities as cash flow hedges. At January 1, 2008, all of our consolidated derivatives designated as cash flow hedges were de-designated as cash flow hedges and accounted for as trading instruments. Since the associated hedged items continue to exist, the fair value of cash flow hedges at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight line method through interest expense over the remaining lives of the hedged Acacia ABS issued. Net purchases and proceeds from interest rate agreements are classified as financing activities within our consolidated statements of cash flows.

Credit Derivatives

A credit default swap (CDS) is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security or index of securities. All of our existing CDS contracts were initiated during 2007 by one of the Acacia entities that we have consolidated for financial reporting purposes. Net purchases and proceeds from CDS are classified as financing activities within our consolidated statements of cash flows.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets

Income recognition for GAAP and tax differ in material respects. These differences often reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. Some of these differences are

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is our ability as a REIT to deduct dividends paid to shareholders as an expense for tax, but not for GAAP.

As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense. Our deferred tax assets are primarily generated by differences in GAAP and taxable income at our taxable subsidiaries. GAAP and tax differences at the REIT may create additional deferred tax assets or liabilities to the extent we do not distribute all of our taxable income.

See Note 20 for further discussion on deferred tax assets.

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21). Sequoia deferred ABS issuance costs are accounted for in accordance with APB 21.

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

See Note 11 for further discussion on other assets.

Short-Term Debt — Redwood

Short-term Redwood debt includes our credit facilities at Redwood that mature within one year. Financing facilities may be unsecured or collateralized by loans or securities. We report short-term Redwood debt at its unpaid principal balance.

See Note 12 for further discussion on short-term Redwood debt.

Accrued Interest Payable

Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within thirty days to three months of recording the payable, based upon our remittance requirements. For borrowings where we have elected the fair value option under FAS 159, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected to adopt FAS 159, the associated accrued interest carrying values approximate fair values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under FAS 159 and carried at their estimated fair values on our consolidated balance sheets. Changes in fair value (gains or losses) are reported in the consolidated statements of (loss) income through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

See Note 13 for further discussion on asset backed securities issued.

Long-Term Debt — Redwood

Long-term debt includes trust preferred securities and subordinated notes at Redwood. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to London Interbank Offered Rate (LIBOR) plus a margin until they are redeemed in whole or mature at a future date. These notes contain an earlier optional redemption date without penalty. Long-term Redwood debt is carried at its unpaid principal balance.

See Note 14 for further discussion on long-term Redwood debt.

Minority Interest

Minority interest represents the aggregate limited partnership interests in the Fund held by third parties.

See Note 16 for further discussion on minority interest.

Stockholders’ Equity

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

Other Comprehensive (Loss) Income

Current period net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under FAS 133 are reported as components of other

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

comprehensive (loss) income on our consolidated statements of stockholders’ equity (deficit) and comprehensive (loss) income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Equity Compensation Plans

Incentive Plan

In March 2008, we amended our previously amended 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our shareholders in May 2008. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), deferred stock units (DSUs), restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors.

The cost of equity awards is determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), and amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28) and FAS 123R. Stock options, deferred stock units, and restricted stock granted to employees generally vest over a four-year period. Non-employee directors are provided annual awards under the Incentive Plan that generally vest immediately.

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved our 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood matches some deferrals. Compensation deferred under the EDCP is an asset of Redwood and subject to the claims of the general creditors of Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or additional DSUs. Participants may also use their deferrals to acquire additional DSUs.

Employee Stock Purchase Plan

In May 2002, our stockholders approved our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

See Note 18 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and we also meet certain other requirements. We currently distribute 100% of our REIT taxable income to shareholders.

The tax provisions we record are determined by applying our expected annual effective tax rate to our GAAP pre-tax (loss) income. The effective tax rate is determined as the ratio of our estimated current year tax

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

liability to our estimated GAAP pre-tax (loss) income. This annual estimate is based on our annualized actual GAAP results to date. The estimate of the annual effective tax rate used by annualizing year-to-date results may not reflect actual GAAP earnings for the year. However, we believe that applying the effective tax rate to annualized GAAP income is an appropriate estimate due to the inherent volatility of our GAAP earnings, in part due to significant market valuation adjustments on our assets and liabilities that are recorded on our GAAP consolidated statements of (loss) income.

We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48). We record these liabilities to the extent we deem them incurred. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of (loss) income.

See Note 20 for further discussion on taxes.

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

In February 2008, the FASB issued FASB Staff Position 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP 140-3). FSP 140-3 provides that a transferor and a transferee must account for a transfer of a financial asset and a repurchase financing with the same counterparty (or consolidated affiliates of either counterparty) as a linked transaction if the transfer and repurchase financing were entered into contemporaneously or in contemplation of each other unless certain specified criteria are met. Under FSP 140-3, a repurchase financing is a transaction in which the buyer (initial transferee) of a financial asset obtains financing from the seller (initial transferor) and transfers the financial asset back to the seller as collateral until the financing is repaid. FSP 140-3 is effective beginning January 1, 2009, with early adoption not permitted. FSP 140-3 is to be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which this FSP is initially applied. We are currently evaluating the disclosure requirements of FSP 140-3.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. FAS 161 is effective January 1, 2009, and early adoption is encouraged. We are currently evaluating the impact of FAS 161, although we do not expect a significant impact on our financial position, results of operations, or cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. We are currently evaluating the requirements of EITF 03-6-1 and have not yet determined the impact of adopting this principle.

Note 4. FAS 159

FAS 159 gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This election is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial adoption of FAS 159 on January 1, 2008. Subsequent changes in the fair value of assets, liabilities, and commitments are recorded in the consolidated statements of (loss) income.

Our decision to adopt FAS 159 for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as AFS securities under FAS 115. Securities that we anticipate funding with a combination of debt and equity will generally be accounted for at fair value under FAS 159 along with the corresponding liabilities. We did not elect the fair value option under FAS 159 for any financial instruments that were acquired during the third quarter of 2008.

Transition Adjustment Due to the Adoption of FAS 159 on January 1, 2008.

We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. We also elected the fair value option for certain securities at Redwood that we anticipated potentially selling or securitizing in the future. We did not elect the fair value option for the assets and liabilities at Sequoia, as these assets and liabilities are accounted for using similar measurement attributes and do not generally create substantial volatility in our earnings. We also did not elect the fair value option for most CES and other investments at Redwood, as these assets were funded with equity and are not anticipated to be funded with a combination of debt and equity in the future.

Prior to the application of FAS 159, we were required to mark-to-market the assets, but not the liabilities, of Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated by the assets of that entity. Electing the fair value option for the assets and liabilities of Acacia enabled us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes. As a result of this fair value election we de-designated the cash flow hedge accounting elections for interest rate agreements, which reduced the complexity of accounting with regards to derivatives under FAS 133.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 4. FAS 159  – (continued)

The following table presents the resulting $1.5 billion cumulative effect transition adjustment of this one-time election of FAS 159 and its effect on the consolidated total assets and total liabilities and stockholders’ equity (deficit) at January 1, 2008.

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$(2)	$7,202
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	(2)	9,693
Restricted cash	118	—	118
Deferred asset-backed issuance costs	40	(21)	19
Other assets	86	—	86
Total Assets	9,939	(23)	9,916
Redwood debt	8	—	8
Asset-backed securities issued – Sequoia	6,946	—	6,946
Asset-backed securities issued – Acacia	3,383	(1,490)	1,893
Subordinated notes	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,490)	9,167
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive (loss) income	(574)	459	(115)
Retained earnings	(1,252)	1,008	(244)
Total stockholders’ (deficit) equity	(718)	1,467	749
Total Liabilities and Stockholders’ Equity	$9,939	$(23)	$9,916

As of September 30, 2008, the Acacia loans had an aggregate fair value of $14 million and an unpaid principal balance of $27 million, and asset-backed securities issued had an aggregate fair value of $673 million and an unpaid principal balance of $3.2 billion.

Note 5. Fair Value of Financial Instruments

We adopted FAS 157 on January 1, 2008. FAS 157 defines fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure of information about fair value measurements. FAS 157 provides that the “exit price” should be used to value an asset or liability, which is the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the measurement date. FAS 157 also provides that relevant market data, to the extent available, and not internally generated or entity specific information should be used to determine fair value. The financial impact on Redwood from the adoption of FAS 157 was not significant since our valuation methodology used in prior periods did not need to be revised to comply with the new standard.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$6,083,781	$4,870,278	$7,199,618	$6,860,574
Real estate loans (held-for-sale)	3,150	3,150	4,533	4,533
Real estate loans (fair value)	14,461	14,461	—	—
Trading securities	573,842	573,842	11,521	11,521
Available-for-sale securities	288,174	288,174	2,110,080	2,110,080
Other investments	78,474	78,474	79,125	79,125
Cash and equivalents	177,041	177,041	290,363	290,363
Derivative assets	4,641	4,641	5,598	5,598
Restricted cash	62,649	62,649	118,064	118,064
Accrued interest receivable	37,380	37,380	45,553	45,553
REO (included in other assets)	20,950	20,950	15,118	15,118
Liabilities
Short-term debt – Redwood	6,902	6,902	7,561	7,561
Derivative liabilities	106,849	106,849	81,385	81,385
Accrued interest payable	31,762	31,762	53,796	53,796
ABS Issued
ABS issued – Sequoia	5,929,248	5,087,333	6,946,166	6,693,087
ABS issued – Acacia	672,964	672,964	3,383,113	1,893,441
Total ABS issued	6,602,212	5,760,297	10,329,279	8,586,528
Long-term debt – Redwood	150,000	63,258	150,000	94,000

FAS 157 requires us to perform and disclose fair value estimates based on the following three-level hierarchy that prioritizes market inputs.

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or through corroboration with observable market data.
Level 3:	Unobservable inputs (e.g., an entity’s own data or assumptions).

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

		Fair Value Measurements Using
(In Thousands)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Real estate loans	14,461	—	—	14,461
Trading securities	573,842	—	—	573,842
Available-for-sale securities	288,174	—	—	288,174
Other investments	78,474	—	—	78,474
Derivative assets	4,641	—	4,529	112
Liabilities
ABS issued – Acacia	672,964	—	—	672,964
Derivative liabilities	106,849	—	30,716	76,133

The following table presents additional information about the assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis for which Level 3 inputs were used.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Three Months Ended September 30, 2008 (In Thousands)	Beginning Balance 7/1/2008	Principal Paydowns	Net Loss	Other Comprehensive Loss		Ending Balance 9/30/2008
Assets
Real estate loans	$18,800	$(115)	$(4,224)	$—	$—	$14,461
Trading securities	841,868	(36,677)	(223,719)	—	(7,630)	573,842
Available-for-sale securities	399,759	(19,002)	(84,944)	(20,855)	13,216	288,174
Other investments	78,583	(109)	—	—	—	78,474
Derivative assets	279	—	(142)	—	(25)	112
Liabilities
Acacia ABS issued	935,072	(58,044)	(204,064)	—	—	672,964
Derivative liabilities	75,290	—	356	—	487	76,133

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Nine Months Ended September 30, 2008 (In Thousands)	Beginning Balance 1/1/2008	Principal Paydowns	Net Loss	Other Comprehensive Loss		Ending Balance 9/30/2008
Assets
Real estate loans	$25,426	$(344)	$(8,772)	$(1,849)	$—	$14,461
Trading securities	1,804,511	(137,181)	(1,088,870)	—	(4,618)	573,842
Available-for-sale securities	317,090	(60,100)	(249,000)	28,239	251,945	288,174
Other investments	79,125	(651)	—	—	—	78,474
Derivative assets	114	—	66	—	(68)	112
Liabilities
Acacia ABS issued	1,893,441	(198,090)	(1,018,369)	—	(4,018)	672,964
Derivative liabilities	57,397	—	20,455	—	(1,719)	76,133

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statement of (loss) income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at September 30, 2008. Gains or losses incurred on assets or liabilities sold during the three or nine months ended September 30, 2008 are not included in the table below.

Portion of Gains or (Losses) Attributable to Level 3 Asset and Liabilities Still Held at September 30, 2008

	Included in Net Loss
(In Thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Assets
Real estate loans (fair value)	$(4,224)	$(8,772)
Trading securities	(223,730)	(1,084,896)
Available-for-sale securities	(92,794)	(267,179)
Other investments	—	—
Derivative assets	(142)	66
Liabilities
Acacia ABS issued	206,924	1,017,972
Derivative liabilities	(356)	(17,250)

The following table presents assets and liabilities recorded at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2008

		Fair Value Measurements Using			Gains/(Losses)
(In Thousands)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Assets
Real estate loans (held-for-sale)	3,150	—	—	3,150	(415)	(791)
Real estate owned	20,950	—	—	20,950	(2,076)	(3,624)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of (loss) income for the three and nine months ended September 30, 2008.

Market Valuation Adjustments, Net

(In Thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Assets
Real estate loans (fair value)	$(4,224)	$(8,772)
Real estate loans (held-for-sale)	(2,491)	(4,417)
Trading securities	(223,719)	(1,087,597)
Impairments on AFS securities	(92,794)	(265,861)
Other investments	—	—
Liabilities
Acacia ABS issued	206,924	1,021,229
Derivative instruments, net	(10,853)	(36,290)
Market Valuation Adjustments, Net	$(127,157)	$(381,708)

The following is a description of the instruments measured at fair value under FAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under FAS 157.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 3).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt — Redwood
•	Short-term Redwood debt includes our credit facilities that mature within one year. Short-term Redwood debt is set to an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows.
•	Long-term debt — Redwood
•	Long-term Redwood debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes.
•	Real estate owned
•	Real estate owned includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 6. Real Estate Loans

We acquire residential and commercial real estate loans from third party originators. These loans are generally sold to securitization entities sponsored by us under our Sequoia program which, in turn, issue ABS. The remainder of the loans we invest in are held and financed through our Acacia program or with short-term Redwood debt and equity.

The following table summarizes the carrying value of the residential and commercial real estate loans, as reported on our consolidated balance sheets at September 30, 2008 and December 31, 2007.

(In Thousands)	September 30, 2008	December 31, 2007
Commercial real estate loans (fair value)	$14,461	$—
Residential real estate loans (held-for-sale)	3,150	4,533
Residential real estate loans (held-for-investment)	6,083,531	7,173,940
Commercial real estate loans (held-for-investment)	250	25,678
Total Real Estate Loans	$6,086,931	$7,204,151

On January 1, 2008, we elected the fair value option under FAS 159 for commercial real estate loans owned by Acacia entities, and record these loans at their estimated fair values. At September 30, 2008 we owned $14 million ($27 million principal face) of commercial loans, none of which are delinquent. Prior to 2008, these loans were classified as held-for-investment.

At September 30, 2008, we had $5 million in outstanding principal of residential loans held-for-sale with a lower of cost or fair value of $3 million. At December 31, 2007, there was $6 million in outstanding principal of residential loans held-for-sale with a lower of cost or fair value of $5 million.

Real Estate Loans Held-for-Investment

The following table provides additional information on real estate loans classified as held-for-investment as of September 30, 2008 and December 31, 2007.

September 30, 2008 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Face value	$6,065,324	$11,100	$6,076,424
Unamortized premium (discount), net	65,088	(361)	64,727
Discount designated as credit reserve	—	(8,141)	(8,141)
Allowance for loan losses	(46,881)	(2,348)	(49,229)
Carrying Value	$6,083,531	$250	$6,083,781

December 31, 2007 (In Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Total
Face value	$7,106,018	$38,111	$7,144,129
Unamortized premium (discount), net	86,204	(1,944)	84,260
Discount designated as credit reserve	—	(8,141)	(8,141)
Allowance for loan losses	(18,282)	(2,348)	(20,630)
Carrying Value	$7,173,940	$25,678	$7,199,618

Residential real estate loans held-for-investment at September 30, 2008 and December 31, 2007, are owned by Sequoia entities. Of the $6.1 billion of principal face and $65 million of unamortized premium on these loans at September 30, 2008, $2.1 billion of principal face and $48 million of unamortized premium

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 6. Real Estate Loans  – (continued)

relates to residential loans acquired prior to July 1, 2004. During the first nine months of 2008, 17% of these residential loans prepaid and we amortized 27% of the premium. For residential loans acquired after July 1, 2004, the principal face was $4 billion and the unamortized premium was $17 million at September 30, 2008. During the first nine months of 2008, 13% of these residential loans prepaid and we amortized 16% of the premium.

Of the $7.1 billion of principal face and $86 million of unamortized premium on our residential real estate loans held-for-investment at December 31, 2007, $2.5 billion of principal face and $66 million of unamortized premium relates to residential loans acquired prior to July 1, 2004, and $4.6 billion of principal face and $20 million of unamortized premium relates to residential loans acquired after July 1, 2004.

Commercial real estate loans held-for-investment had a carrying value of $0.3 million at September 30, 2008. During the first quarter of 2007, we fully reserved for an anticipated loss on a $2 million mezzanine commercial loan, which was made to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion of the conversion project and sale of the condominium units, and thus maintain the reserve as of September 30, 2008.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential loans held-for-investment based on our estimate of losses incurred in our loan portfolio. At both September 30, 2008 and December 31, 2007, all residential loans classified as held-for-investment were owned by Sequoia entities.

The following table summarizes the activity in the allowance for loan losses for our consolidated Sequoia loans for the three and nine months ended September 30, 2008 and 2007.

Activity in the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Balance at beginning of period	$32,597	$16,416	$18,282	$20,119
Charge-offs, net	(4,049)	(2,728)	(7,853)	(10,412)
Provision for loan losses	18,333	1,507	36,452	5,488
Balance at End of Period	$46,881	$15,195	$46,881	$15,195

Serious delinquencies on Sequoia loans were $143 million and $68 million as of September 30, 2008 and December 31, 2007, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 2.36% and 0.96% at September 30, 2008 and December 31, 2007, respectively. As a percentage of original balances, serious delinquencies were 0.51% and 0.24% at September 30, 2008 and December 31, 2007, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first nine months of 2008, there were $8 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $31 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets. Subsequent changes in the value of an REO property below its cost basis flow through market valuation adjustments, net, in our consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents our real estate securities by collateral type and entity as of September 30, 2008 and December 31, 2007.

September 30, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$160,986	$52,729	$403,893	$617,608
Commercial	63,686	—	128,000	191,686
CDO	4,065	14,116	34,541	52,722
Total Real Estate Securities	$228,737	$66,845	$566,434	$862,016

December 31, 2007 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$174,756	$3,126	$1,393,048	$1,570,930
Commercial	148,508	—	278,003	426,511
CDO	20,822	12,075	91,263	124,160
Total Real Estate Securities	$344,086	$15,201	$1,762,314	$2,121,601

The following table presents our trading and AFS real estate securities by collateral type and entity as of September 30, 2008 and December 31, 2007.

September 30, 2008 (In Thousands)	Trading		AFS		Total Securities
	Redwood	Acacia	Redwood	The Fund	Trading	AFS
Residential IGS
Prime	$1,121	$80,090	$65,133	$—	$81,211	$65,133
Non-prime	476	236,787	46,624	52,230	237,263	98,854
Total Residential IGS	1,597	316,877	111,757	52,230	318,474	163,987
Residential CES
Prime	—	34,684	41,414	—	34,684	41,414
Non-prime	1,901	52,332	4,317	499	54,233	4,816
Total Residential CES	1,901	87,016	45,731	499	88,917	46,230
Commercial IGS	—	46,909	—	—	46,909	—
Commercial CES	—	81,091	63,686	—	81,091	63,686
CDO IGS	3,835	31,754	—	7,487	35,589	7,487
CDO CES	75	2,787	155	6,629	2,862	6,784
Total Real Estate Securities	$7,408	$566,434	$221,329	$66,845	$573,842	$288,174

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

December 31, 2007 (In Thousands)	Trading	AFS			Total Securities
	Redwood	Acacia	Redwood	The Fund	Trading	AFS
Residential IGS
Prime	$—	$514,045	$1,360	$—	$—	$515,405
Non-prime	—	628,068	10,865	3,126	—	642,059
Total Residential IGS	—	1,142,113	12,225	3,126	—	1,157,464
Residential CES
Prime	—	193,676	127,612	—	—	321,288
Non-prime	11,521	57,259	23,398	—	11,521	80,657
Total Residential CES	11,521	250,935	151,010	—	11,521	401,945
Commercial IGS	—	89,676	—	—	—	89,676
Commercial CES	—	188,327	148,508	—	—	336,835
CDO IGS	—	83,094	18,450	12,075	—	113,619
CDO CES	—	8,169	2,372	—	—	10,541
Total Real Estate Securities	$11,521	$1,762,314	$332,565	$15,201	$11,521	$2,110,080

We finance securities through a combination of Redwood debt and equity as well as investments in the Fund and Acacia entities that we consolidate. Of the total securities owned at Redwood as of September 30, 2008 and December 31, 2007, $10 million and $8 million, respectively, were pledged for short-term Redwood debt.

The following table presents the carrying value (which equals fair value) of AFS securities as of September 30, 2008 and December 31, 2007.

AFS Securities

September 30, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Face Value	$945,618	$514,882	$93,086	$1,553,586
Discount – designated credit reserve	(556,489)	(470,660)	(59,818)	(1,086,967)
Discount – net unamortized	(129,504)	23,847	(17,910)	(123,567)
Amortized cost	259,625	68,069	15,358	343,052
Gross unrealized gains	5,998	2,090	—	8,088
Gross unrealized losses	(55,406)	(6,473)	(1,087)	(62,966)
Carrying Value	$210,217	$63,686	$14,271	$288,174

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Face Value	$3,553,064	$988,653	$393,010	$4,934,727
Discount – designated credit reserve	(723,489)	(318,456)	(100,617)	(1,142,562)
Discount – net unamortized	(886,118)	(98,509)	(156,305)	(1,140,932)
Amortized cost	1,943,457	571,688	136,088	2,651,233
Gross unrealized gains	14,074	4,965	822	19,861
Gross unrealized losses	(398,122)	(150,142)	(12,750)	(561,014)
Carrying Value	$1,559,409	$426,511	$124,160	$2,110,080

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

When we purchase a credit-sensitive AFS security at a significant discount to its face value, we often do not amortize into income a significant portion of this discount that we are entitled to earn but do not expect to collect due to the inherent credit risk of the security. We additionally may expense a portion of our investment in the security to the extent we believe that principal losses will exceed the discount. The portion of the total face that we do not amortize into income is designated as a credit reserve on the security, with net unamortized discounts or premiums amortized into income over time using the interest method in accordance with EITF 99-20.

The following table presents the detail investment activity affecting our gross purchase discount on AFS securities and the resulting net unamortized discount that we currently expect to recognize into income over the remaining lives of these securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended September 30, 2008 (In Thousands)	Residential		Commercial		CDO
	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – June 30, 2008	$555,702	$154,465	$384,487	$31,871	$33,743	$42,415
Amortization of net (discount) premium	—	(9,952)	—	2,581	—	(479)
Realized credit losses	(79,804)	—	(2,733)	—	(5,000)	—
Acquisitions	—	10,244	—	—	—	—
Sales, calls, other	106	—	—	—	43	51
Impairments	55,232	—	30,607	—	6,955	—
Transfers/release of credit reserves	25,253	(25,253)	58,299	(58,299)	24,077	(24,077)
Ending balance – September 30, 2008	$556,489	$129,504	$470,660	$(23,847)	$59,818	$17,910

Nine Months Ended September 30, 2008 (In Thousands)	Residential		Commercial		CDO
	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – December 31, 2007	$723,489	$886,118	$318,456	$98,509	$100,617	$156,305
Reclassification due to fair value option	(213,356)	(794,395)	—	(80,642)	(78,762)	(122,384)
Beginning balance – January 1, 2008	510,133	91,723	318,456	17,867	21,855	33,921
Amortization of net (discount) premium	—	(29,829)	—	6,227	—	(1,370)
Realized credit losses	(170,973)	—	(8,273)	—	(9,150)	—
Acquisitions	28,030	103,967	—	—	15,000	13,569
Sales, calls, other	106	7,866	—	—	43	(4,494)
Impairments	144,970	—	112,536	—	8,354	—
Transfers/release of credit reserves	44,223	(44,223)	47,941	(47,941)	23,716	(23,716)
Ending balance – September 30, 2008	$556,489	$129,504	$470,660	$(23,847)	$59,818	$17,910

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The loans underlying our residential CES totaled $132 billion at September 30, 2008, and consist of $101 billion prime and $31 billion non-prime loans. These loans are located nationwide with a large concentration in California (49%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2008 were 4.60% of current principal balances and 2.00% of original principal balances. For loans in prime pools, serious delinquencies were 1.43% of current balances and 0.62% of original balances. Non-prime pools had serious delinquencies of 14.94% of current balances and 6.48% of original balances.

The loans underlying our commercial CES totaled $49 billion at September 30, 2008, and consist primarily of office (39%), retail (28%), and multifamily (16%) commercial loans. These loans are located nationwide. Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2008 were 0.96% of current principal balances and 0.90% of original principal balances.

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of September 30, 2008, and December 31, 2007.

AFS Securities with Unrealized Losses

	Less than 12 Consecutive Months			12 Consecutive Months or Longer
September 30, 2008 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$202,613	$(55,406)	$147,207	$—	$—	$—
Commercial	21,773	(6,473)	15,300	—	—	—
CDO	7,282	(1,087)	6,195	—	—	—
Total Securities	$231,668	$(62,966)	$168,702	$—	$—	$—

	Less than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2007 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$930,965	(303,546)	627,419	$315,304	$(94,576)	$220,728
Commercial	400,942	(112,769)	288,173	130,681	(37,373)	93,308
CDO	42,113	(12,750)	29,363	—	—	—
Total Securities	$1,374,020	$(429,065)	$944,955	$445,985	$(131,949)	$314,036

At September 30, 2008, we owned 593 AFS securities, of which, 128 were in an unrealized loss position and none were in an unrealized loss position for twelve consecutive months or longer. At December 31, 2007, we owned 1,722 AFS securities, of which 855 were in an unrealized loss position and 188 were in a continuous loss position for twelve months or longer. The number of AFS securities reported on our consolidated balance sheets declined as a result of our adoption of FAS 159 on January 1, 2008.

For the three and nine months ended September 30, 2008, we recognized other-than-temporary impairments on AFS securities of $93 million and $266 million, respectively, through market valuation adjustments, net, in our consolidated statements of (loss) income. For the three and nine months ended September 30, 2007, we recognized other-than-temporary impairments of $83 million and $107 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded to realized gains (losses) on sales and calls, net, in our consolidated statements of (loss) income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Gross realized gains – sales	$—	$3,221	$1,831	$6,636
Gross realized gains – calls	—	3,284	42	5,437
Gross realized losses – sales	—	(3,050)	—	(5,787)
Gross realized losses – calls	(50)	—	(93)	—
Total realized gains (losses) on sales and calls, net	$(50)	$3,455	$1,780	$6,286

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS reference A and BBB-rated residential mortgage-backed securities issued in 2006. The fair value of the GIC was $78 million as of September 30, 2008, which is equal to its carrying value. The GIC has been drawn down by $2 million since its acquisition.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments.

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$4,107	$714,400	$3,788	$707,900
Interest rate caps sold	(1,173)	250,000	(1,061)	250,000
Interest rate corridors purchased	—	—	—	844,805
Interest rate swaps	(29,009)	1,036,016	(1,553)	186,733
Interest rate swaps designated as cash flow hedges	—	—	(19,564)	994,562
Credit default swaps	(76,133)	78,244	(57,397)	78,771
Total Derivative Financial Instruments	$(102,208)	$2,078,660	$(75,787)	$3,062,771

Of the negative $102 million value of derivative financial instruments at September 30, 2008, $5 million was recorded as derivative assets and $107 million was recorded as derivative liabilities on our consolidated balance sheet. Of the negative $76 million value of derivative financial instruments at December 31, 2007, $5 million was recorded as derivative assets and $81 million was recorded as derivative liabilities on our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments in accordance with FAS 133. Changes in the fair value of the interest rate agreement and all associated income and expenses are reported in our consolidated statements of (loss) income through market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of negative $10 million and negative $16 million for the three and nine months ended September 30, 2008, respectively, and negative $2 million and negative $1 million for the three and nine months ended September 30, 2007, respectively.

We did not have any interest rate agreements designated as cash flow hedges during the three and nine months ended September 30, 2008. For interest rate agreements previously designated as cash flow hedges, our total unrealized gain or loss included in accumulated other comprehensive income (loss) was negative $29 million at September 30, 2008 and was negative $33 million at December 31, 2007.

The following table presents the interest income and expense of our interest rate agreements previously designated as cash flow hedges for the three months and nine months ended September 30, 2008 and 2007.

Impact on Net Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Net interest income on cash flow interest rate agreements	$—	$2,100	$—	$7,222
Realized net income due to net ineffective portion of hedges	—	42	—	631
Realized net losses reclassified from other comprehensive (loss) income	(1,260)	(183)	(3,752)	(860)
Total	$(1,260)	$1,959	$(3,752)	$6,993

Credit Default Swaps

CDS in Acacia are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. During the three and nine months ended September 30, 2008, the fair value of these CDS decreased $0.4 million and $20 million, respectively, as the result of higher market premiums required for these types of instruments.

Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. To mitigate this risk, we enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the Federal Reserve Bank of New York as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated A or higher. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

As of September 30, 2008, Redwood and its affiliates had nineteen International Swaps and Derivatives Association (ISDA) agreements with ten different bank counterparties. For open derivative positions at

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

September 30, 2008, we were in compliance with the requirements of our ISDA counterparties. For ISDA agreements with no open derivative positions, we were in breach of nine agreements due to a decline in our total reported net worth and are currently in process of amending those agreements. This had no impact to our financial statements or operations.

Note 11. Other Assets

Other assets as of September 30, 2008 and December 31, 2007, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2008	December 31, 2007
Real estate owned (REO)	$20,950	$15,118
Fixed assets and leasehold improvements	5,378	5,666
Principal receivable	1,605	2,819
Other	2,983	1,630
Total Other Assets	$30,916	$25,233

Real estate owned (REO) consists of foreclosed properties received in full satisfaction of real estate loans. The number of single-family properties owned by us at September 30, 2008, was 85, an increase of 7 (or 9%), from the end of the prior year, reflecting the impact of the continued housing market downturn and inability of a growing number of borrowers to meet their repayment obligations. The states of Arizona, California, and Florida accounted for 24% of our REO balance at September 30, 2008. The Midwest region accounted for an additional 34% of this total.

The carrying value of REO as of September 30, 2008 was $21 million, of which $25 million related to transfers into REO in the first nine months of 2008, offset by $15 million of REO liquidations and $4 million of negative valuation changes during the first nine months of 2008. The carrying value of REO as of December 31, 2007 was $15 million, of which $14 million related to transfers into REO in 2007 and $1 million from transfers in 2006.

Note 12. Short-term Debt — Redwood

We may enter into master repurchase agreements (MRA), bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks. We refer to these borrowings as short-term Redwood debt. We report short-term Redwood debt at its unpaid principal balance. Borrowings under short-term Redwood debt facilities generally bear interest rates of a specified margin over one-month LIBOR, are generally uncommitted, and mature within one year.

At September 30, 2008, our only use of short-term Redwood debt was to finance $10 million of securities under an existing MRA that matured in October 2008. At December 31, 2007, our only use of short-term Redwood debt was to finance $8 million of securities under an MRA that matured monthly. We closed our commercial paper facility in December 2007 and have allowed other facilities to expire.

As of September 30, 2008, we had MRAs in place with twelve different counterparties. We also had two facilities in place to finance the acquisition of real estate loans with a combined borrowing limit of $1 billion, which matured in October 2008. The borrowing agreements under short-term Redwood debt facilities require compliance with various financial and organizational covenants. Although we generally comply with all of our covenants, the decline and volatility in our reported net worth has resulted in breaches and subsequent renegotiations of certain borrowing agreements. As of September 30, 2008, we were in compliance with the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 12. Short-term Debt — Redwood  – (continued)

covenants under the open MRA referenced above. Of the undrawn facilities, we were in breach with two counterparties due to a decline in our tangible net worth and stockholders’ equity. This had no impact on our financial statements or operations.

The following table summarizes short-term Redwood debt outstanding by weighted average interest rates and by collateral type as of September 30, 2008 and December 31, 2007. For these periods, the collateral was $10 million and $8 million of real estate securities, respectively.

Short-term Debt — Redwood

	September 30, 2008			December 31, 2007
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Total short-term Redwood debt	$6,902	3.31%	5	$7,561	5.25%	22

For the three and nine months ended September 30, 2008, the average balance of short-term Redwood debt was $8 million and $11 million, respectively, with a weighted-average interest cost of 3.37% and 3.70%, respectively. For the three and nine months ended September 30, 2007 the average balance of short-term Redwood debt was $0.4 billion and $1.4 billion, respectively, with a weighted-average interest cost of 5.87% and 5.84%, respectively. At both September 30, 2008 and December 31, 2007, accrued interest payable on short-term Redwood debt was $12,000.

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

The components of ABS issued by consolidated securitization entities we sponsor as of September 30, 2008 and December 31, 2007, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
ABS issued – Certificates with principal value	$5,902,989	$3,176,774	$9,079,763	$6,904,937	$3,403,748	$10,308,685
ABS issued – Interest-only certificates	24,945	—	24,945	35,220	—	35,220
Unamortized premium	1,314	—	1,314	6,009	—	6,009
Unamortized discount	—	—	—	—	(20,635)	(20,635)
Market value discount	—	(2,503,810)	(2,503,810)	—	—	—
Total ABS Issued	$5,929,248	$672,964	$6,602,212	$6,946,166	$3,383,113	$10,329,279
Range of weighted average interest rates, by series	2.64% to 5.93%	3.19% to 3.61%		4.42% to 6.14%	5.40% to 6.06%
Stated maturities	2014 – 2047	2039 – 2052		2014 – 2047	2039 – 2052
Number of series	38	10		38	10

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 13. Asset-Backed Securities Issued  – (continued)

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of September 30, 2008, all of the $6.6 billion reported value of ABS issued had contractual maturities of over five years.

On January 1, 2008, we elected to account for the ABS issued in Acacia at fair value under FAS 159. Prior to this election, Acacia ABS issued were carried at their unpaid principal balances, net of any unamortized discount or premium, and Acacia ABS deferred issuance costs were amortized as an adjustment to interest expense. Amortization of Sequoia deferred ABS issuance costs were $1 million and $5 million for the three and nine months ended September 30, 2008, respectively. Amortization of Sequoia and Acacia deferred ABS issuance costs were $5 million and $17 million for the three and nine months ended September 30, 2007, respectively.

The following table summarizes the accrued interest payable on ABS issued as of September 30, 2008 and December 31, 2007. Interest due on Sequoia ABS is settled monthly and interest due on Acacia ABS is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2008	December 31, 2007
Sequoia	$14,390	$19,648
Acacia	16,056	32,237
Total Accrued Interest Payable on ABS Issued	$30,446	$51,885

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of September 30, 2008 and December 31, 2007.

Collateral for Asset-Backed Securities Issued

	September 30, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$6,083,531	$14,461	$6,097,992	$7,173,940	$25,426	$7,199,366
Real estate securities	—	648,842	648,842	—	1,762,607	1,762,607
Other investments	—	78,474	78,474	—	79,125	79,125
Real estate owned (REO)	19,922	—	19,922	13,744	—	13,744
Restricted cash	447	56,412	56,859	337	112,793	113,130
Accrued interest receivable	24,100	8,437	32,537	37,907	9,928	47,835
Total Collateral for ABS Issued	$6,128,000	$806,626	$6,934,626	$7,225,928	$1,989,879	$9,215,807

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 14. Long-term Debt — Redwood  – (continued)

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

At September 30, 2008 and December 31, 2007, the accrued interest payable balance on long-term Redwood debt was $1 million and $2 million, respectively.

Note 15. Commitments and Contingencies

As of September 30, 2008, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $14 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive offices that expires in 2013 and a lease for additional space at our executive offices that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.

The following table presents our future lease commitments as of September 30, 2008.

Future Lease Commitments by Year

(In Thousands)	September 30, 2008
2008 (three months)	$474
2009	1,754
2010	1,709
2011	1,831
2012	1,882
2013 and thereafter	6,692
Total	$14,342

Leasehold improvements for our executive offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance at both September 30, 2008 and December 31, 2007 was $3 million.

At September 30, 2008, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

Note 16. Minority Interest

Minority interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of September 30, 2008, the minority interest was $35 million, representing a 48% third party interest in the Fund. Income allocated to the minority interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes in our ownership percentage will be treated as capital transactions and result in a reallocation between shareholders’ equity and minority interest in our consolidated balance sheets.

Note 17. Stockholders’ Equity

The following table provides the basic and diluted (loss) earnings per share computations for the three and nine months ended September 30, 2008 and 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 17. Stockholders’ Equity  – (continued)

Basic and Diluted (Loss) Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Share Data	2008	2007	2008	2007
Net (loss) income	$(111,304)	$(60,917)	$(328,800)	$(31,192)
Basic weighted average shares oustanding	33,334,011	27,892,199	32,907,196	27,388,185
Net effect of dilutive stock options	—	—	—	—
Diluted weighted average shares outstanding	33,334,011	27,892,199	32,907,196	27,388,185
Basic (Loss) Earnings Per Share:	$(3.34)	$(2.18)	$(9.99)	$(1.14)
Diluted (Loss) Earnings Per Share:	$(3.34)	$(2.18)	$(9.99)	$(1.14)

For the three and nine months ended September 30, 2008 and 2007, there was no allocation of income for our outstanding stock options and equity awards as they were antidilutive pursuant to EITF 03-6. For the three months ended September 30, 2008 and 2007, the number of outstanding stock options that were antidilutive totaled 1,061,751 and 1,159,298, respectively, and the number of outstanding equity awards that were antidilutive totaled 1,198,412 and 1,186,999, respectively. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to a total of 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended September 30, 2008, we acquired 341,656 shares under this plan. As of September 30, 2008, there remained 4,658,344 shares available for repurchase under this plan.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income includes the difference between the fair value and amortized cost for real estate securities accounted for as AFS and any net gains or losses from interest rate agreements previously accounted for as cash flow hedges during prior reporting periods.

The following table provides a summary of the components of accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007.

(In Thousands)	September 30, 2008	December 31, 2007
Net unrealized loss on real estate securities	$(54,877)	$(541,153)
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(28,863)	(32,613)
Total Accumulated Other Comprehensive (Loss) Income	$(83,740)	$(573,766)

At September 30, 2008, the net unrealized loss on AFS securities was $55 million, as compared to a net unrealized loss of $541 million at December 31, 2007. Upon our adoption of FAS 159 (for all securities in Acacia and IGS at Redwood) on January 1, 2008, net unrealized losses of $458 million were reclassified from accumulated other comprehensive loss to retained earnings. During the third quarter of 2008, we recognized $93 million other-than-temporary impairments on securities and $21 million of fair value declines in AFS with unrealized losses that were not deemed to be other-than-temporary (See Note 8). The net effect of these adjustments was a reduction in accumulated other comprehensive loss during the quarter.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 17. Stockholders’ Equity  – (continued)

On January 1, 2008, the interest rate agreements in Acacia entities were de-designated as cash flow hedges upon our adoption of FAS 159. At September 30, 2008, these agreements had an unrealized loss of $29 million, which will be expensed through our consolidated statements of (loss) income over the remaining lives of designated Acacia ABS (See Note 10). During the three and nine months ended September 30, 2008, we amortized $1 million and $3 million, respectively, into interest expense.

Note 18. Equity Compensation Plans

As of September 30, 2008 and December 31, 2007, 1,656,816 and 493,646 shares of common stock, respectively, were available for grant under Redwood’s Incentive Stock Plan. The unamortized cost of nonvested awards totaled $10 million, as shown in the following table:

	Nine Months Ended September 30, 2008
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Program	Total
Unamortized grant date fair value at beginning of period	$500	$393	$8,138	$—	$9,031
Equity grants	—	614	10,420	234	11,268
Equity compensation expense	(376)	(416)	(8,891)	(205)	(9,888)
Unamortized grant date fair value at end of period	$124	$591	$9,667	$29	$10,411

The weighted average amortization period remaining for all of our equity awards was less than one year at September 30, 2008.

Stock Options

As of September 30, 2008 and December 31, 2007, there was 748,323 and 833,215, respectively, of stock options outstanding. The aggregate intrinsic value of the options outstanding and options currently exercisable was $3 million and $7 million at September 30, 2008 and December 31, 2007, respectively.

There were no stock options exercised for the three months ended September 30, 2008 and 43,812 stock options exercised for the nine months ended September 30, 2008. In the first nine months of 2008, officers exercised 7,750 options and surrendered 6,050 shares to pay exercise costs and taxes totaling $0.2 million, within the guidelines of the Incentive Stock Plan. The total intrinsic value or gain (fair market value less exercise price) for options exercised during the nine months ended September 30, 2008 was $0.5 million.

There were 400 and 64,572 stock options exercised for the three and nine months ended September 30, 2007, respectively. In the first nine months of 2007, officers exercised 23,487 options and surrendered 15,715 shares to pay exercise costs and taxes totaling $1 million. The total intrinsic value or gain (fair market value less exercise price) for options exercised was less than $1 million and $1.4 million for the three and nine months ended September 30, 2007, respectively.

Restricted Stock

As of September 30, 2008 and December 31, 2007, there were 31,638 and 17,646 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through July 2012. There were no restricted stock awards granted during the three months ended September 30, 2008. During the nine months ended September 30, 2008, there were 30,156 restricted stock awards granted. There were no restricted stock awards granted during the first nine months of 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 18. Equity Compensation Plans  – (continued)

Deferred Stock Units

As of September 30, 2008 and December 31, 2007, there were 997,675 and 709,848, respectively, of DSUs outstanding, of which 418,482 and 301,406, respectfully, had vested. There were 16,283 and 365,149 of DSUs granted during the three and nine months ended September 30, 2008. There were 9,247 and 33,800 of DSUs granted during the three and nine months ended September 30, 2007.

Employee Stock Purchase Plan

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2008 and December 31, 2007, 62,577 and 48,302 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 19. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2008 and 2007 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Fixed compensation expense	$4,331	$4,560	$14,653	$13,462
Variable compensation expense	616	(1,096)	2,803	1,353
Equity compensation expense	3,080	2,593	9,888	9,481
Severance expense	—	—	—	2,380
Total compensation expense	8,027	6,057	27,344	26,676
Systems	1,942	2,119	6,567	5,938
Due diligence	29	220	47	1,005
Office costs	1,804	1,349	4,956	3,794
Accounting and legal	4,151	1,039	6,746	2,178
Other operating expenses	1,294	948	2,613	2,695
Total Operating Expenses	$17,247	$11,732	$48,273	$42,286

Note 20. Taxes

Through the second quarter of 2008, we had elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. In August 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. As a result, we recognized a net tax provision reversal of $10 million and $7 million for the three and nine months ended September 30, 2008, respectively. We recognized a total tax provision of $2 million and $7 million for the three and nine months ended September 30, 2007, respectively.

Our tax provision for the nine months ended September 30, 2008 includes benefits of $7 million and $2 million, respectively, that are excluded from the effective tax rate GAAP calculation related to the Board of Directors’ decision to distribute 100% of 2007 and 2008 taxable income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 20. Taxes  – (continued)

The following is a reconciliation of the statutory federal and state rates to the projected annual effective rates as estimated at September 30, 2008 and 2007.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30,
	2008	2007
Federal statutory rate	34.0%	35.0%
State statutory rate, net of Federal tax effect	7.2%	7.0%
Differences in taxable income from GAAP income	(44.4)%	(274.9)%
Dividend paid deduction	2.4%	206.6%
Effective Tax Rate	(0.8)%	(26.3)%

Our taxable income before dividend distributions has historically been higher than our GAAP net (loss) income, primarily due to differences in the accounting for credit losses as well as significant market valuation adjustments taken for GAAP but not for tax. These differences resulted in net losses for GAAP during recent periods while taxable income remained positive.

Our deferred tax assets before valuation allowance at our taxable subsidiaries increased from $9 million at December 31, 2007 to $16 million at September 30, 2008, primarily due to differences in the basis of our real estate assets. This increase in deferred tax assets was offset by a valuation allowance of $8 million, as we do not expect to realize a future tax benefit from this deferred tax asset. The resulting value of the deferred tax asset, net of the valuation allowance, was $8 million at September 30, 2008.

We assessed our tax positions for all open tax years (Federal, years 2005 to 2007, and State, years 2004 to 2007) as of September 30, 2008 and December 31, 2007, and concluded that we have no material unrecognized liabilities in accordance with FIN 48.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 20. Taxes  – (continued)

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

Cautionary Statement

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, including reports on Forms 10-K, 10-Q, and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; legislative and regulatory actions affecting the mortgage industry; the availability of high quality assets for purchase at attractive prices; declines in home prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; and other factors not presently identified. This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

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

Our primary source of income is net interest income, which equals the interest income we earn from our investments in loans and securities less the interest expenses we incur from our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of assumed risk dictates the manner in which we finance our purchase of and derive income from these investments. Our primary real estate investments include investments in real estate loans and securities, investments in the securitization entities that we sponsor, and investments in a private fund that we sponsor. We leverage our investment platform through the asset management activities of our asset management subsidiary that generate fee income from the management of certain assets.

Our direct investments in residential, commercial, and collateralized debt obligation (CDO) securities are financed almost entirely with capital without the use of financial leverage. Historically, our investment focus has been in credit enhancement securities (CES, or below investment-grade securities) backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. These investments tend to have concentrated structural credit risk that is generally reflected in their credit ratings. Additionally, we acquire certain investment-grade securities (IGS) that generally have less concentrated credit risk than CES but still provide an attractive rate of return. Our recent investments have been more focused on IGS as the availability of attractive CES has been limited.

We make investments in the securitization entities we sponsor — Sequoia and Acacia. The Sequoia entities hold residential real estate loans. The Acacia entities hold real estate securities (generally IGS) and some loans, CES, and other mortgage related investments. Our capital at risk in Sequoia and Acacia is limited to our investments in these entities, as each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. However, we are required under generally accepted accounting principles in the United States (GAAP) to consolidate the assets and liabilities of the Sequoia and Acacia entities for financial statement reporting purposes. The income we report on our investments in these securitization entities is based upon the spread between the yield on the assets owned by each entity and the cost of funds borrowed by each entity to fund its assets. The cost of funds is the interest paid on the asset-backed securities (ABS) issued by each of these entities. Periodic interest costs on ABS issued are generally variable and are affected by the structured cash flow distribution requirements of each independent entity.

During the fourth quarter of 2007, we established the Opportunity Fund (the Fund). The Fund primarily invests in non-prime residential IGS and CDO IGS securities. The offer and sale of interests in the Fund were privately placed and were not registered under the federal securities laws in reliance on an exemption from registration. We are required under GAAP to consolidate the assets, liabilities, and minority interest of the Fund for financial statement reporting purposes.

Results of Operations

Our reported GAAP net loss for the third quarter of 2008 was $111 million ($3.34 per share) compared to a GAAP net loss of $61 million ($2.18 per share) for the third quarter of 2007. For the nine months ended September 30, 2008, our reported GAAP net loss was $329 million ($9.99 per share) compared to a GAAP net loss of $31 million ($1.14 per share) for the nine months ended September 30, 2007. For the third quarter of 2008, we declared a regular dividend of $0.75 per share, the same dividend per share paid in the third quarter of 2007. The total dividends declared for both the first nine months of 2008 and 2007 were $2.25 per share.

The following table presents the components of our GAAP net (loss) income for the three and nine months ended September 30, 2008 and 2007.

Table 1 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2008	2007	2008	2007
Interest income	$131,192	$220,331	$444,258	$661,424
Management fees	1,307	1,893	4,239	4,542
Interest expense	(93,066)	(167,123)	(320,382)	(503,625)
Net interest income	39,433	55,101	128,115	162,341
Provision for loan losses	(18,333)	(1,507)	(36,452)	(7,836)
Market valuation adjustments, net	(127,157)	(102,766)	(381,708)	(142,460)
Net interest (loss) income after provision and market valuation adjustments	(106,057)	(49,172)	(290,045)	12,045
Operating expenses	(17,247)	(11,732)	(48,273)	(42,286)
Realized gains (losses) on sales and calls, net	(54)	1,824	2,825	5,708
Minority interest allocation	2,194	—	(430)	—
Provision for income taxes	9,860	(1,837)	7,123	(6,659)
Net (Loss) Income	$(111,304)	$(60,917)	$(328,800)	$(31,192)
Diluted weighted average common shares outstanding	33,334,011	27,892,199	32,907,196	27,388,185
Net (loss) income per share	$(3.34)	$(2.18)	$(9.99)	$(1.14)

The two largest factors in the decline in net income in the third quarter of 2008 as compared to the third quarter of 2007 were a $24 million increase in negative market valuation adjustments (MVA) and a $16 million increase in the provision for loan losses. The increase in negative MVA was largely due to impairment charges on real estate securities. The increase in the provision for loan losses was due to higher expected credit losses on residential real estate loans at Sequoia.

Net interest income declined by $16 million in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to an $11 million decrease in interest income from securities held at Redwood as a result of higher credit losses, slower prepayments, and lower interest rates. Interest income at Sequoia for the third quarter of 2008 declined by $4 million from the third quarter of 2007 due to lower interest rates, partially offset by lower premium expenses on loans. Interest income at Acacia declined by $5 million from the third quarter of 2007 to the third quarter of 2008, as we did not recognize any discount income as a result of our adoption of FAS 159 effective January 1, 2008. These declines were offset by $4 million of interest income generated at the Fund during the third quarter of 2008.

Operating expenses increased by $5 million in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to an increase in legal and consulting expenses. These expenses were incurred primarily in connection with the expansion of our asset management business, our preparation for the possible registration of our asset management subsidiary as an investment adviser with the Securities and Exchange Commission, and our continuing analysis of potential claims against third parties arising out of the origination of mortgage loans underlying securities we own. We are not currently involved in any litigation.

Partially offsetting these declines was a $12 million positive change in our tax provision for the third quarter of 2008. In August 2008, our Board of Directors decided to distribute 100% of our REIT taxable income generated in 2007 and 2008 as dividends to shareholders. Previously, we had planned to distribute 90% of REIT taxable income (the minimum REIT requirement) and retain 10%. As a result, we recognized a tax provision reversal of $10 million for the three months ended September 30, 2008. At September 30, 2008, there was $21 million ($0.63 per share) of estimated undistributed REIT taxable income available to distribute to our shareholders.

These factors are further discussed in the following sections.

Market Conditions

We have been cautioning about more shoes to drop throughout the credit crisis, yet the events of September and October have been far more dramatic than even we had anticipated. The speed and breadth of the world-wide financial carnage has been startling. We now live in a time of extreme market volatility.

Our business remains challenging as we continue to see an overall deterioration in credit performance. Delinquencies are trending upwards in a manner somewhat worse than our base case expectations. Furthermore, we remain concerned about economic fallout and the compounding effects on an already distressed housing market.

Pricing for residential and commercial mortgage-backed securities and CDO securities significantly declined during the third quarter (on average almost 30%), driven by an unprecedented contraction in liquidity in the marketplace. While credit deterioration continues to persist in the mortgage markets at rates generally consistent with recent quarters, the rate of price declines continues to exaggerate the fundamental changes in cash flows observed by us and other market participants.

The table below illustrates the additional interest rate spread that investors have required to compensate for the perceived credit risk of various types of residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS).

Source: Credit Suisse, JPMorgan Chase, Redwood Trust

Third Quarter Activity

We did not purchase any assets at Redwood from June 19, 2008 to October 22, 2008. We held back on investing in residential mortgage-backed securities at Redwood in order to analyze and quantify the financial impact of the new systematic FHA and FDIC loan modification programs and the recently enacted Troubled Asset Relief Plan (TARP). We were also reluctant to invest as the global financial crisis escalated and outcomes were not measurable.

The government loan modification programs are intended to help troubled borrowers and to help stem the decline in home values. Based on our initial analysis, we believe these programs may negatively impact the return to some investors in mortgage securities. It is still not clear exactly how and which of the various loan modification programs will take hold. In our opinion, the most significant impact from these programs will be borne by investors in lower-rated non-prime securities. We are also modeling and pricing for the impact of these loan modification programs on securities we would likely target for investment in the near term. We have also evaluated the impact of these loan modification programs on our existing residential real estate portfolio and concluded that it is not likely to be significant. The carrying value of our investment in subprime and alt-a related securities rated below AAA was $6 million at the end of the third quarter.

As of September 30, 2008, the Fund was fully invested ($96 million of capital deployed). Redwood Asset Management, one of our taxable subsidiaries, serves as the investment manager for the Fund. The offer and sale of interests in this private fund were not registered under the federal securities laws in reliance on an exemption form registration. The expansion of our asset management business is an important part of our long-term business strategy.

In the three and nine months ended September 30, 2008, we earned an estimated $2 million and $32 million, of REIT taxable income, or $0.07 per share and $0.96 per share, respectively. In the three and nine months ended September 30, 2007, we earned an estimated $49 million and $129 million of REIT taxable income, or $1.74 per share and $4.65 per share, respectively. REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Our REIT taxable income determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

For the three and nine months ended September 30, 2008, the decrease in REIT taxable income as compared to the same periods in 2007 was primarily due to an increase in realized credit losses. For tax purposes, we are not permitted to establish credit reserves on securities and do not record impairments or other changes in the fair value of financial assets or liabilities. Realized credit losses were $33 million and $77 million, or $0.99 and $2.32 per share, for the three and nine months ended September 30, 2008, respectively. Realized credit losses were $2 million and $7 million, or $0.08 and $0.24 per share, for the three and nine months ended September 30, 2007, respectively.

Capital and Liquidity

Our excess capital position was $163 million at September 30, 2008, an increase from $132 million at June 30, 2008. During the third quarter, our sources of capital were $46 million generated from portfolio cash flows and management fees in excess of operating costs and financing costs, $8 million raised from stock issuances under our direct stock purchase and dividend reinvestment plan, and $8 million from asset sales. Our uses of capital were $6 million for share repurchases, $2 million for working capital, and $25 million for dividend payments.

Our quarter-end cash position remained strong at $177 million. Short-term Redwood debt was $7 million at September 30, 2008. We have no liquidity issues or need to sell assets.

We expect that cash flow from our investments will decrease significantly in the fourth quarter (by about one-third) due to slower prepayments, which will reduce the amount of principal we receive in the quarter from our securities and investments in the Fund, Sequoia, and Acacia. An acceleration of prepayments from the current low levels would increase our cash flow. The third quarter spike in LIBOR will also contribute to the expected decrease in cash flow in the fourth quarter by reducing the amount of spread income earned on our Sequoia IOs, as the interest rates on the liabilities generally reset faster than the assets. As LIBOR stabilizes (or decreases), we expect that a portion of the IO cash flows will be recovered in 2009 as the loans reset or “catch-up” to the higher level of LIBOR. The third quarter also included several one-time events that resulted in $5 million of non-recurring cash flows from Acacia and the Fund.

At this time, we believe our quarterly cash flows in 2009 will be similar to the expected cash flows in the fourth quarter of 2008. We caution that these are projections and the actual results may vary and will depend upon our level of investment activity, the amount and timing of credit losses, the amount and timing or prepayments, and the nature and impact of legislative and regulatory actions, among other factors.

During August, we invested $6 million to repurchase 341,656 of our shares at an average purchase price of $18.05 per share. We believe these repurchases represented an attractive long-term investment.

Overall, our capital deployment plan remains fluid and may include acquiring or selling assets as well as repurchasing our common shares or raising capital through an investment fund or a sale of preferred stock or through other instruments and structures that are not dilutive to common shareholders. Unless events or circumstances change in an unforeseen way, we do not intend to issue common stock at the current share price level. As these considerations are in some respects competing, and as market conditions remain volatile, it is difficult to anticipate the actions we will take. Our actions will depend upon:

•	The level and attractiveness of new investment opportunities;

•	Our ability to raise non-dilutive capital at a price that is accretive to earnings;
•	The relative attractiveness of investing in Redwood’s assets by repurchasing shares; and
•	The amount of cash we believe we should hold in reserve for the future.

Outlook

We believe the residential investment outlook has recently improved. Secondary trading activity has picked up and the amount of securities available for purchase at attractive prices has been increasing. Furthermore, we expect that, in the upcoming months, hedge fund redemptions, forced margin calls, and planned asset liquidations from troubled or seized financial institutions will further contribute to the supply of residential mortgage assets. While these sales may further pressure prices, they may also offer extraordinary investment opportunities. In mid-October, we selectively resumed our investment activity. The size of future opportunities will likely be greater than our excess capital. Consequently, in order to seize on these opportunities, we may explore raising non-dilutive capital.

Our ability to complete new credit risk transfers has been impeded by the effective closure of the non-agency securitization markets and the slow restructuring of the balance sheets of major banks. Since the beginning of the year, the major banks have elected to retain the vast majority of their jumbo loan originations. We don’t expect new securitization activity to resume any time soon.

We remain cautious in our near term outlook for the commercial real estate sector. Commercial credit availability is now scarce, as the shut-down of the commercial securitization markets eliminated a crucial financing option for commercial borrowers. Additionally, the economic headwinds facing commercial property owners and their tenants are becoming more severe. While observable credit deterioration to date remains relatively moderate, we expect commercial delinquencies and credit losses to rise as the full effects of the recession are felt. Even though prices for commercial securities have been in a steep decline, we believe that it is still relatively early in the cycle to make new commercial investments. Our commercial business remains an important part of Redwood’s growth plans for the future and we continue to prepare for when the time is right.

We expect that GAAP earnings will remain volatile in the near term due to mark-to-market (MTM) adjustments. We may recognize additional GAAP impairment losses on residential, commercial, and CDO securities held at Redwood. Negative MTM balance sheet write-downs that have not yet been realized through our income statement totaled $63 million at September 30, 2008. Future income statement impairment charges related to these unrealized losses will not affect GAAP book value since these MTM losses were already deducted from stockholders’ equity at September 30, 2008. The fair value accounting principles we follow for the assets and liabilities at Acacia may also contribute to future MTM volatility.

We expect that REIT taxable income for the remainder of 2008 and 2009 will continue to be pressured by tax deductions triggered by the realization of credit losses. Actual REIT taxable income will depend on the timing of the credit losses and the level of taxable income generated by our new and existing investments. We now project that our REIT taxable income in 2008, together with the undistributed REIT taxable income carried over from 2007, will fall somewhat short of our full-year distributions at our regular dividend rate (including the payment of a $0.75 per share dividend for the fourth quarter of 2008). Our undistributed REIT taxable income was $0.63 per share at September 30, 2008.In August of 2008, our Board of Directors reaffirmed its intention to pay a fourth quarter dividend. We will not pay a special dividend in 2008. We expect that taxable income will continue to be pressured by the realization of credit losses in 2009 and it is highly probable that taxable income for 2009 will be negative. The Board plans to review and consider the dividend policy for 2009 at its regularly scheduled meeting in early November.

Results of Operations — Consolidating

When analyzing our GAAP consolidated income statements, it can be difficult to ascertain how our investments in consolidated entities impact our overall financial results. As a supplement to our GAAP discussion, we present consolidating results for Redwood, the Fund, Sequoia, and Acacia. This presentation highlights the impact of these consolidated entities on our overall results of operations. A detailed discussion of net interest income for the three and nine months ended September 30, 2008, including a comparison to prior year periods, is provided for each of these consolidating entities in this section.

Table 2 Consolidating Income Statements

	Three Months Ended September 30, 2008
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$23,451	$3,542	$67,976	$37,591	$(1,368)	$131,192
Management fees	1,307	—	—	—	—	1,307
Interest expense	(2,229)	—	(62,530)	(29,675)	1,368	(93,066)
Net interest income	22,529	3,542	5,446	7,916	—	39,433
Provision for loan losses	—	—	(18,333)	—	—	(18,333)
Market valuation adjustments, net	(88,609)	(7,703)	(1,983)	(28,862)	—	(127,157)
Net interest (loss) income after provision and market valuation adjustments	(66,080)	(4,161)	(14,870)	(20,946)	—	(106,057)
Operating expenses	(16,809)	(425)	(13)	—	—	(17,247)
Realized gains on sales and calls, net	(65)	—	—	11	—	(54)
Loss from the Fund	(2,392)	—	—	—	2,392	—
Loss from Sequoia	(14,883)	—	—	—	14,883	—
Loss from Acacia	(20,935)	—	—	—	20,935	—
Minority interest allocation	—	2,194	—	—	—	2,194
Net (loss) income before provision for taxes	(121,164)	(2,392)	(14,883)	(20,935)	38,210	(121,164)
Credit (provision) for income taxes	9,860	—	—	—	—	9,860
Net (Loss) Income	$(111,304)	$(2,392)	$(14,883)	$(20,935)	$38,210	$(111,304)

	Three Months Ended September 30, 2007
(In Thousands)	Redwood	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$36,851	$—	$117,696	$67,720	$(1,936)	$220,331
Management fees	1,893	—	—	—	—	1,893
Interest expense	(5,373)	—	(108,803)	(54,883)	1,936	(167,123)
Net interest income	33,371	—	8,893	12,837	—	55,101
Provision for loan losses	—	—	(1,507)	—	—	(1,507)
Market valuation adjustments, net	(17,602)	—	(633)	(84,531)	—	(102,766)
Net interest (loss) income after provision and market valuation adjustments	15,769	—	6,753	(71,694)	—	(49,172)
Operating expenses	(11,701)	—	(31)	—	—	(11,732)
Realized gains on sales and calls, net	1,680	—	—	144	—	1,824
Income from Sequoia	6,722	—	—	—	(6,722)	—
Loss from Acacia	(71,550)	—	—	—	71,550	—
Net (loss) income before provision for taxes	(59,080)	—	6,722	(71,550)	64,828	(59,080)
Credit (provision) for income taxes	(1,837)	—	—	—	—	(1,837)
Net (Loss) Income	$(60,917)	$—	$6,722	$(71,550)	$64,828	$(60,917)

Table 2 Consolidating Income Statements  – (continued)

	Nine Months Ended September 30, 2008
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$81,907	$7,735	$235,490	$124,547	$(5,421)	$444,258
Management fees	4,239	—	—	—	—	4,239
Interest expense	(7,245)	—	(212,300)	(106,258)	5,421	(320,382)
Net interest income	78,901	7,735	23,190	18,289	—	128,115
Provision for loan losses	—	—	(36,452)	—	—	(36,452)
Market valuation adjustments, net	(286,619)	(7,703)	(3,375)	(84,011)	—	(381,708)
Net interest (loss) income after provision and market valuation adjustments	(207,718)	32	(16,637)	(65,722)	—	(290,045)
Operating expenses	(47,305)	(886)	(82)	—	—	(48,273)
Realized gains on sales and calls, net	857	1,831	—	137	—	2,825
Income from the Fund	547	—	—	—	(547)	—
Loss from Sequoia	(16,719)	—	—	—	16,719	—
Loss from Acacia	(65,585)	—	—	—	65,585	—
Minority interest allocation	—	(430)	—	—	—	(430)
Net (loss) income before provision for taxes	(335,923)	547	(16,719)	(65,585)	81,757	(335,923)
Credit (provision) for income taxes	7,123	—	—	—	—	7,123
Net (Loss) Income	$(328,800)	$547	$(16,719)	$(65,585)	$81,757	$(328,800)

	Nine Months Ended September 30, 2007
(In Thousands)	Redwood	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$105,520	$—	$370,111	$192,384	$(6,591)	$661,424
Management fees	4,542	—	—	—	—	4,542
Interest expense	(11,554)	—	(342,782)	(155,880)	6,591	(503,625)
Net interest income	98,508	—	27,329	36,504	—	162,341
Provision for loan losses	(2,348)	—	(5,488)	—	—	(7,836)
Market valuation adjustments, net	(44,907)	—	(633)	(96,920)	—	(142,460)
Net interest (loss) income after provision and market valuation adjustments	51,253	—	21,208	(60,416)	—	12,045
Operating expenses	(42,255)	—	(31)	—	—	(42,286)
Realized gains on sales and calls, net	6,956	—	—	(1,248)	—	5,708
Income from Sequoia	21,177	—	—	—	(21,177)	—
Loss from Acacia	(61,664)	—	—	—	61,664	—
Net (loss) income before provision for taxes	(24,533)	—	21,177	(61,664)	40,487	(24,533)
Credit (provision) for income taxes	(6,659)	—	—	—	—	(6,659)
Net (Loss) Income	$(31,192)	$—	$21,177	$(61,664)	$40,487	$(31,192)

Results of Operations — Redwood

The following table presents the net interest (loss) income after MVA earned at Redwood for the three and nine months ended September 30, 2008 and 2007.

Table 3 Net Interest (Loss) Income after MVA at Redwood

	Three Months Ended September 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$68	$3,671	7.41%	$67	$2,602	10.30%
Trading securities	1,080	11,364	38.01%	1,236	28,152	17.56%
Available-for-sale securities	21,711	355,161	24.45%	32,756	556,171	23.56%
Cash and cash equivalents	592	158,164	1.50%	2,792	228,753	4.88%
Total Interest Income	23,451			36,851
Management fees	1,307			1,893
Interest Expense
Interest expense on short-term Redwood debt	(65)	7,825	(3.32)%	(2,223)	151,460	(5.87)%
Interest expense on long-term Redwood debt	(2,164)	146,705	(5.90)%	(3,150)	399,068	(3.16)%
Total Interest Expense	(2,229)			(5,373)
Net Interest Income	22,529			33,371
Market valuation adjustments	(88,609)			(17,602)
Net Interest (Loss) Income After MVA at Redwood	$(66,080)			$15,769

	Nine Months Ended September 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$243	$3,978	8.14%	$(2,725)	$2,603	(139.59)%
Trading securities	6,588	29,400	29.88%	4,190	33,151	16.85%
Available-for-sale securities	70,821	359,062	26.30%	95,802	570,417	22.39%
Cash and cash equivalents	4,255	206,881	2.74%	5,905	168,534	4.67%
Total Interest Income	81,907			103,172
Management fees	4,239			4,542
Interest Expense
Interest expense on short-term Redwood debt	(315)	11,389	(3.69)%	(3,832)	87,483	(5.84)%
Interest expense on long-term Redwood debt	(6,930)	146,476	(6.31)%	(7,722)	120,432	(8.55)%
Total Interest Expense	(7,245)			(11,554)
Net Interest Income	78,901			96,160
Market valuation adjustments	(286,619)			(44,907)
Net Interest (Loss) Income After MVA at Redwood	$(207,718)			$51,253

Net interest (loss) income after MVA at Redwood was a loss of $66 million in the third quarter of 2008 compared to income of $16 million in the third quarter of 2007, a decline of $82 million. Net interest (loss) income after MVA at Redwood was a loss of $208 million in the first nine months of 2008 compared to income of $51 million in the first nine months of 2007, a decline of $259 million. The primary reason for these declines was an increase in negative market valuation adjustments (MVA) of $71 million and $242 million over comparable prior periods. We detail these adjustments in the Mark-to-Market Adjustments section.

Net interest income was $23 million in the third quarter of 2008 compared to $33 million in the third quarter of 2007, a decline of $10 million. Net interest income was $79 million in the first nine months of 2008 compared to $96 million in the first nine months of 2007, a decline of $18 million. The primary reasons for these declines were lower benchmark LIBOR rates on adjustable rate securities and higher credit costs due to deteriorating credit performance and lower projected cash flows on many securities. We have reduced the cost basis of these securities through impairment charges over recent quarters and increased the amount of current principal face designated as credit reserves. The amount of credit reserves we designate on securities affects the amount of discount that we record into income over time and is subject to change based upon the long term performance of these securities.

The two most significant economic factors affecting the performance of CES are the timing and amount of credit losses and the rate of principal repayments. In general, lower credit losses and higher prepayment speeds benefit CES that we buy at a significant discount to face value. Over the past two quarters, delinquencies have been rising and prepayments have been slowing. Serious delinquencies on prime residential CES (loans that are 90+ days delinquent) were 0.62% of original balances and 1.43% of current balances as of September 30, 2008. Serious delinquencies on commercial CES (loans that are 60+ days delinquent) were 0.85% of original balances and 0.91% of current balances. Average prepayment speeds on prime residential CES declined to 16% CPR in the third quarter of 2008, compared to 31% CPR in 2007. There are generally no prepayments on commercial CES.

The following table presents the components of interest income and yield for available-for-sale (AFS) securities for the three and nine months ended September 30, 2008 and 2007.

Table 4 Interest Income — AFS Securities at Redwood

Three Months Ended September 30, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$2,572	$3,114	$5,686	$167,523	6.14%	7.44%	13.58%
Commercial	—	—	—	—	—	—	—
CDO	—	—	—	—	—	—	—
Total IGS	2,572	3,114	5,686	167,523	6.14%	7.44%	13.58%
CES
Residential	7,576	5,184	12,760	88,885	34.09%	23.33%	57.42%
Commercial	5,741	(2,581)	3,160	98,534	23.31%	(10.48)%	12.83%
CDO	105	—	105	248	169.35%	—	169.35%
Total CES	13,422	2,603	16,025	187,667	28.61%	5.55%	34.16%
Total AFS Securities at Redwood	$15,994	$5,717	$21,711	$355,161	18.01%	6.44%	24.45%

Table 4 Interest Income — AFS Securities at Redwood  – (continued)

Three Months Ended September 30, 2007

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$2,769	$207	$2,976	$136,148	8.14%	0.61%	8.74%
Commercial	60	(26)	34	2,598	9.24%	(4.00)%	5.23%
CDO	287	49	336	15,648	7.34%	1.25%	8.59%
Total IGS	3,116	230	3,346	154,394	8.07%	0.60%	8.67%
CES
Residential	10,505	13,606	24,111	214,241	19.61%	25.40%	45.02%
Commercial	6,286	(1,575)	4,711	182,760	13.76%	(3.45)%	10.31%
CDO	594	(6)	588	4,776	49.75%	(0.50)%	49.24%
Total CES	17,385	12,025	29,410	401,777	17.31%	11.97%	29.28%
Total AFS Securities at Redwood	$20,501	$12,255	$32,756	$556,171	14.74%	8.81%	23.56%

Nine Months Ended September 30, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$4,400	$4,676	$9,076	$95,289	6.16%	6.54%	12.70%
Commercial	—	—	—	—	—	—	—
CDO	—	—	—	—	—	—	—
Total IGS	4,400	4,676	9,076	95,289	6.16%	6.54%	12.70%
CES
Residential	26,519	22,442	48,961	133,627	26.46%	22.39%	48.85%
Commercial	18,542	(6,227)	12,315	129,309	19.12%	(6.42)%	12.70%
CDO	469	—	469	837	74.71%	—	74.71%
Total CES	45,530	16,215	61,745	263,773	23.01%	8.20%	31.21%
Total AFS Securities at Redwood	$49,930	$20,891	$70,821	$359,062	18.54%	7.76%	26.30%

Nine Months Ended September 30, 2007

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$5,872	$1,085	$6,957	$143,572	5.45%	1.01%	6.46%
Commercial	227	(40)	187	4,785	6.33%	(1.11)%	5.21%
CDO	1,017	79	1,096	19,458	6.97%	0.54%	7.51%
Total IGS	7,116	1,124	8,240	167,815	5.65%	0.89%	6.55%
CES
Residential	29,647	42,608	72,255	209,116	18.90%	27.17%	46.07%
Commercial	18,393	(4,248)	14,145	186,326	13.16%	(3.04)%	10.12%
CDO	1,168	(6)	1,162	7,160	21.75%	(0.11)	21.64%
Total CES	49,208	38,354	87,562	402,602	16.30%	12.70%	29.00%
Total AFS Securities at Redwood	$56,324	$39,478	$95,802	$570,417	13.17%	9.23%	22.39%

The following table presents the components of operating expenses at Redwood for the three and nine months ended September 30, 2008 and 2007.

Table 5 Operating Expenses at Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Fixed compensation expense	$4,331	$4,560	$14,653	$13,462
Variable compensation expense	616	(1,096)	2,803	1,353
Equity compensation expense	3,080	2,593	9,888	9,481
Severance expense	—	—	—	2,380
Total compensation expense	8,027	6,057	27,344	26,676
Systems	1,942	2,119	6,566	5,938
Due diligence	29	220	47	1,005
Office costs	1,798	1,349	4,917	3,794
Accounting and legal	4,118	1,039	6,648	2,178
Other operating expenses	895	948	1,783	2,695
Total Operating Expenses	$16,809	$11,732	$47,305	$42,286

Operating expenses in 2008 were higher than for the same periods in 2007. The primary reason was an increase in non-recurring legal expenses and consulting fees. These expenses were incurred primarily in connection with the expansion of our asset management business, our preparation for the possible registration of our asset management subsidiary as an investment advisor with the Securities and Exchange Commission, and our continuing analysis of potential claims against third parties arising out of the origination of mortgage loans underlying securities we own. We are not currently involved in any litigation.

The following table details the components of our net gains for the three and nine months ended September 30, 2008 and 2007.

Table 6 Realized Gains and Losses on Sales and Calls, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Realized (losses) gains on sales of:
Real estate loans	$(15)	$(93)	$(18)	$(127)
Real estate securities	—	171	1,983	849
Interest rate agreements	—	(1,538)	—	(451)
Total (losses) gains on sales	(15)	(1,460)	1,965	271
Total gains on repurchase of Sequoia ABS	—	—	926	—
Total (losses) gains on calls	(39)	3,284	(66)	5,437
Total Realized (Losses) Gains on Sales and Calls, Net	$(54)	$1,824	$2,825	$5,708

Results of Operations — The Fund

The Fund was established to capitalize on the dislocation in the non-prime residential and CDO markets. The fund received $96 million in commitments from investors, including a $50 million commitment from Redwood. As the owner of a controlling interest and manager of the Fund, we consolidate the Fund’s assets, liabilities, and minority interest for financial reporting purposes.

Net interest income at the Fund was $4 million in the third quarter of 2008 and $8 million in the first nine months of 2008. These amounts were derived from interest income earned on AFS securities. The Fund acquired $13 million of non-prime IGS securities at a weighted average price of 59% during the third quarter of 2008. As of September 30, 2008, the Fund was fully invested.

The following table presents the components of interest income and yield for AFS securities at the Fund for the three and nine months ended September 30, 2008.

Table 7 Interest Income — AFS Securities at the Fund

Three Months Ended September 30, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
IGS
Residential	$657	$1,652	$2,309	$53,163	4.94%	12.43%	17.37%
CDO	429	272	701	11,989	14.31%	9.07%	23.39%
Total IGS	1,086	1,924	3,010	65,152	6.67%	11.81%	18.48%
CES
Residential	4	2	6	157	10.19%	5.10%	15.29%
CDO	229	207	436	10,011	9.15%	8.27%	17.42%
Total CES	233	209	442	10,168	9.17%	8.22%	17.39%
Total Real Estate Securities	$1,319	$2,133	$3,452	$75,320	7.00%	11.33%	18.33%

Nine Months Ended September 30, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
IGS
Residential	$1,131	$2,709	$3,840	$29,937	5.04%	12.07%	17.11%
CDO	1,915	1,047	2,962	18,582	13.74%	7.51%	21.25%
Total IGS	3,046	3,756	6,802	48,519	8.37%	10.32%	18.69%
CES
Residential	4	2	6	53	10.06%	5.03%	15.09%
CDO	427	323	750	6,397	8.90%	6.73%	15.63%
Total CES	431	325	756	6,450	8.91%	6.72%	15.63%
Total Real Estate Securities	$3,477	$4,081	$7,558	$54,969	8.43%	9.90%	18.33%

In addition to interest income on securities, the Fund realized gains of $2 million as a result of the sale of one asset during the first nine months of 2008.

Results of Operations — Sequoia

Sequoia is our brand name for securitizations of residential real estate loans that we sponsor. Although our exposure to these loans is limited to our investments in each Sequoia securitization entity, we are required under GAAP to consolidate the assets and liabilities of Sequoia entities on our consolidated balance sheets. Sequoia loans and ABS issued are reported on an amortized cost basis. The net interest income reported represents the GAAP earnings we record on our investments in these entities and any net interest earned during the accumulation of loans for securitization.

The following table presents the net interest (loss) income after provision and MVA earned at Sequoia for the three and nine months ended September 30, 2008 and 2007.

Table 8 Net Interest (Loss) Income After Provision and MVA at Sequoia

Three Months Ended September 30, 2008

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$71,337	$(3,374)	$67,963	$6,206,807	4.38%
Cash and cash equivalents	13	—	13	360	14.45%
Total Interest Income	71,350	(3,374)	67,976
Interest Expense
Interest expense on ABS issued	(61,999)	(373)	(62,372)	6,040,635	(4.13)%
Interest rate agreement expense	(158)	—	(158)
Total Interest Expense	(62,157)	(373)	(62,530)
Net Interest Income	9,193	(3,747)	5,446
Provision for loan losses	(18,333)	—	(18,333)
Market valuation adjustments	(1,983)	—	(1,983)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$(11,123)	$(3,747)	$(14,870)

Three Months Ended September 30, 2007

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$126,071	$(8,375)	$117,696	$7,886,724	5.97%
Total Interest Income	126,071	(8,375)	117,696
Interest Expense
Interest expense on ABS issued	(105,050)	57	(104,993)	7,528,415	(5.58)%
Interest expense on repo debt	(3,635)	—	(3,635)	247,683	(5.87)%
Interest rate agreement expense	(175)	—	(175)
Total Interest Expense	(108,860)	57	(108,803)
Net Interest Income	17,211	(8,318)	8,893
Provision for loan losses	(1,507)	—	(1,507)
Market valuation adjustments	(633)	—	(633)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$15,071	$(8,318)	$6,753

Table 8 Net Interest (Loss) Income After Provision and MVA at Sequoia  – (continued)

Nine Months Ended September 30, 2008

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$256,528	$(21,098)	$235,430	$6,543,826	4.80%
Cash and cash equivalents	60	—	60	389	20.56%
Total Interest Income	256,588	(21,098)	235,490
Interest Expense
Interest expense on ABS issued	(211,580)	(249)	(211,829)	6,377,384	(4.43)%
Interest rate agreement expense	(471)	—	(471)
Total Interest Expense	(212,051)	(249)	(212,300)
Net Interest Income	44,537	(21,347)	23,190
Provision for loan losses	(36,452)	—	(36,452)
Market valuation adjustments	(3,375)	—	(3,375)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$4,710	$(21,347)	$(16,637)

Nine Months Ended September 30, 2007

(Dollars in Thousands)	Interest Income	Net (Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$401,496	$(31,385)	$370,111	$8,287,126	5.95%
Total Interest Income	401,496	(31,385)	370,111
Interest Expense
Interest expense on ABS issued	(300,967)	(2,150)	(303,117)	7,302,512	(5.53)%
Interest expense on repo debt	(38,979)	—	(38,979)	889,909	(5.84)%
Interest rate agreement expense	(686)	—	(686)
Total Interest Expense	(340,632)	(2,150)	(342,782)
Net Interest Income	60,864	(33,535)	27,329
Provision for loan losses	(5,488)	—	(5,488)
Market valuation adjustments	(633)	—	(633)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$54,743	$(33,535)	$21,208

Net interest (loss) income after provision and MVA at Sequoia was a loss of $15 million in the third quarter of 2008 compared to income of $7 million in the third quarter of 2007, a decline of $22 million. Net interest (loss) income after provision and MVA was a loss of $17 million in the first nine months of 2008 compared to income of $21 million in the first nine months of 2007, a decline of $38 million. The primary reason for these declines was higher credit loss provisions during the 2008 periods. Lower interest rates and lower average loan balances during the 2008 periods also contributed to the declines.

The provision for credit losses on Sequoia loans was $18 million and $36 million for the three and nine months ended September 30, 2008, respectively, and $2 million and $5 million in the three and nine months ended September 30, 2007, respectively. The allowance for loan losses increased to $47 million or 0.77% of the residential loan balance at September 30, 2008, from $18 million or 0.26% at December 31, 2007. Serious delinquencies (90+ days delinquent) increased to $143 million or 2.36% of residential loan balances at September 30, 2008, from $68 million or 0.96% at December 31, 2007. As a percentage of original balances, serious delinquencies increased to 0.51% at September 30, 2008, from 0.24% at December 31, 2007. Although we report our provision, allowance, and delinquency information on a consolidated basis, the credit performance of each Sequoia securitization entity is separate and independent and may vary significantly from the credit performance of other Sequoia securitization entities. We may be required for GAAP reporting purposes to record an allowance for loan losses on certain loans that in aggregate exceeds our equity investment at risk in those loans. At September 30, 2008, we have recorded an allowance for loan losses that exceeds the current principal face amount of our investment in two Sequoia transactions and we expect this number to increase.

Average loan balances decreased to $6.2 billion in the third quarter of 2008 and $6.5 billion in the first nine months of 2008, as compared to average loan balances of $7.9 billion in the third quarter of 2007 and $8.2 billion in the first nine months of 2007, respectively. This reduced interest income and interest expense. The decreases in average balances resulted from repayments on existing loans with no offsetting loan acquisitions during the last twelve months. The average prepayment rate for Sequoia loans during 2008 (annualized) was 15%, compared to 38% in 2007 and 46% in 2006.

At September 30, 2008, 66% of Sequoia loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 34% consisted of hybrid ARM loans. Coupons on six-month LIBOR ARMs have reset lower over the past year due to a decline in short-term interest rates over this period.

The following table presents the cost of funds at Sequoia for the three and nine months ended September 30, 2008 and 2007.

Table 9 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
ABS issued interest expense	$61,999	$105,050	$211,580	$300,967
ABS issued issuance expense amortization	930	2,742	4,944	9,637
Net ABS issued interest rate agreement income	158	175	471	686
Net ABS issued issuance premium income amortization	(557)	(2,799)	(4,695)	(7,487)
Total ABS Issued Interest Expense	$62,530	$105,168	$212,300	$303,803
Average balance of ABS issued	$6,040,635	$7,528,415	$6,377,384	$7,302,512
ABS issued interest expense	4.11%	5.58%	4.42%	5.50%
ABS issued issuance expense amortization	0.06%	0.15%	0.10%	0.18%
Net ABS issued interest rate agreement income	0.01%	0.01%	0.01%	0.01%
Net ABS issued issuance premium income amortization	(0.04)%	(0.15)%	(0.10)%	(0.14)%
Cost of Funds of ABS Issued	4.14%	5.59%	4.43%	5.55%

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

Results of Operations — Acacia

Acacia is our brand name for the CDO securitizations that we sponsor. The pool of assets held by Acacia entities primarily consists of IGS and some CES. The securities are backed by prime and non-prime residential real estate loans and commercial real estate loans. Acacia also owns related assets such as real estate CDO securities, corporate debt issued by equity REITs, and synthetic assets derived from real estate assets. Our investment in each Acacia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities.

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

The following table presents the net interest (loss) income after MVA earned at Acacia for the three and nine months ended September 30, 2008 and 2007.

Table 10 Net Interest (Loss) Income After MVA at Acacia

	Three Months Ended September 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$369	$18,648	7.92%	$394	$20	$414	$23,185	7.14%
Trading securities	36,459	733,189	19.89%	55,584	8,411	63,995	3,223,714	7.94%
Other investments	487	78,474	2.48%	1,143	—	1,143	80,000	5.72%
Cash and cash equivalents	276	54,899	2.01%	2,168	—	2,168	177,341	4.89%
Total Interest Income	37,591	885,210		59,289	8,431	67,720
Interest Expense
Interest expense on ABS issued	(28,574)	900,611	(12.69)%	(54,440)	(2,577)	(57,017)	3,303,466	(6.90)%
Interest expense on repo debt	—			—	—	—	—	—
Interest rate agreement (expense) income	(1,101)			2,134	—	2,134
Total Interest Expense	(29,675)			(52,306)	(2,577)	(54,883)
Net Interest Income	7,916			6,983	5,854	12,837
Market Valuation Adjustments	(28,862)			(84,531)	—	(84,531)
Net Interest (Loss) Income After MVA at Acacia	$(20,946)			$(77,548)	$5,854	$(71,694)

	Nine Months Ended September 30,
	2008			2007
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$1,113	$19,783	7.50%	$1,138	$61	$1,199	$23,994	6.66%
Trading securities	119,845	984,812	16.23%	160,082	24,353	184,435	3,006,414	8.18%
Other investments	1,733	78,609	2.94%	1,607	—	1,607	39,853	5.38%
Cash and cash equivalents	1,856	93,777	2.64%	5,143	—	5,143	146,520	4.68%
Total Interest Income	124,547	1,176,981		167,970	24,414	192,384
Interest Expense
Interest expense on ABS issued	(102,978)	1,113,896	(12.33)%	(138,112)	(8,576)	(146,688)	2,743,195	(7.13)%
Interest expense on repo debt	—			(16,841)	—	(16,841)	384,465	(5.84)%
Interest rate agreement (expense) income	(3,280)			7,649	—	7,649
Total Interest Expense	(106,258)			(147,304)	(8,576)	(155,880)
Net Interest Income	18,289			20,666	15,838	36,504
Market Valuation Adjustments	(84,011)			(96,920)	—	(96,920)
Net Interest (Loss) Income After MVA at Acacia	$(65,722)			$(76,254)	$15,838	$(60,416)

Net interest (loss) income after MVA at Acacia was a loss of $21 million in the third quarter of 2008 compared to a loss of $72 million in the third quarter of 2007, a decrease in the loss of $51 million. Net interest (loss) income after MVA was a loss of $65 million in the first nine months of 2008 compared to a loss of $60 million in the first nine months of 2007, a decrease in the loss of $5 million. The primary reason for the reduction in losses is lower MVA as a result of recording MVA on both the assets and offsetting liabilities of Acacia beginning in 2008. Negative MVA was lower by $56 and $13 million over comparable periods, respectively. We detail these adjustments in the Mark-to-Market Adjustments section.

Net interest income was $8 million in the third quarter of 2008 compared to $13 million in the third quarter of 2007, a decline of $5 million. Net interest income was $19 million in the first nine months of 2008 compared to $37 million in the first nine months of 2007, a decline of $18 million. These declines were primarily due to an accounting change resulting from the adoption of FAS 159. Our Acacia assets and liabilities are now recorded as trading instruments, with coupon interest included in interest income and interest expense and all other adjustments recorded through market valuation adjustments, net. This includes the interest rate agreements used to hedge the interest rate exposure of Acacia liabilities, which is a component of net interest income after MVA at Acacia.

We received $5 million of cash distributions from our Acacia equity investments during the third quarter, $2 million of which related to a resolved claim from our call of Acacia 3 in 2006. We expect these distributions to diminish rapidly over the next few quarters. During the first nine months of 2008, seven of our Acacia equity investments stopped receiving cash distributions due to performance deficiencies (consisting primarily of rating agency downgrades of securities held by the Acacia entities), which significantly affected the yield we expect to earn on these investments. In total, three of our Acacia equity investments are currently receiving cash distributions and seven are not receiving cash distributions. There is a possibility that cash distributions from our equity investments in the remaining three Acacia entities will be disrupted for the same reason within a year, although it is difficult to predict the severity and timing of rating agency actions.

Mark-to-Market Adjustments — Consolidating

Negative valuation adjustments were the most significant factor affecting our earnings for the third quarter and first nine months of 2008. Mark-to-market adjustments are changes in the fair values of financial assets and liabilities. The accounting rules that determine the measurement of fair values and the timing and amount of market valuation adjustments that flow through our consolidated statements of (loss) income under GAAP are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period. The Market Conditions section details the economic factors that impacted the fair values of our investments during the quarter.

The following tables provide a breakout of mark-to-market adjustments that occurred in the three and nine months ended September 30, 2008 and 2007, and their effect on our consolidating income statements and balance sheets.

Table 11 Mark-to-Market Adjustments Impact on Consolidating Income Statement and Balance Sheet

	Three Months Ended September 30, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(3)	$—	$(2)	$(236)	$(241)
Changes in fair value liabilities	—	—	—	207	207
Impairment on AFS securities	(85)	(8)	—	—	(93)
Total income statement impact	(88)	(8)	(2)	(29)	(127)
Balance Sheet Impact
Net change in OCI	(19)	(2)	—	—	(21)
Total Mark-to-Market Adjustments	$(107)	$(10)	$(2)	$(29)	$(148)

Table 11 Mark-to-Market Adjustments Impact on Consolidating Income Statement and Balance Sheet  – (continued)

	Three Months Ended September 30, 2007
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(3)	$—	$—	$(17)	$(20)
Impairment on AFS securities	(15)	—	—	(68)	(83)
Total income statement impact	(18)	—	—	(85)	(103)
Balance Sheet Impact
Net change in OCI	(98)	—	—	(556)	(654)
Total Mark-to-Market Adjustments	$(116)	$—	$—	$(641)	$(757)

	Nine Months Ended September 30, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(28)	$—	$(3)	$(1,105)	$(1,136)
Changes in fair value liabilities	—	—	—	1,021	1,021
Impairment on AFS securities	(259)	(8)	—	—	(267)
Total income statement impact	(287)	(8)	(3)	(84)	(382)
Balance Sheet Impact
Net change in OCI	29	(2)	—	—	27
Total Mark-to-Market Adjustments	$(258)	$(10)	$(3)	$(84)	$(355)

	Nine Months Ended September 30, 2007
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(16)	$—	$—	$(19)	$(35)
Impairment on AFS securities	(28)	—	—	(79)	(107)
Total income statement impact	(44)	—	—	(98)	(142)
Balance Sheet Impact
Net change in OCI	(137)	—	—	(690)	(827)
Total Mark-to-Market Adjustments	$(181)	$—	$—	$(788)	$(969)

Mark-to-Market Adjustments at Redwood

At Redwood, we classify most securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair values in accordance with FAS 115. Net mark-to-market adjustments were negative $107 million and negative $258 million for the three and nine months ended September 30, 2008, respectively, as compared to negative $116 million and negative $181 million for the three and nine months ended September 30, 2007, respectively.

We recorded $85 million and $259 million of other-than-temporary impairments through our income statement for the three and nine months ended September 30, 2008, respectively. Most of these impairments were the result of changes in the market’s expectation of cash flows and credit and our assessment that the values ofcertain securities would not recover within a reasonable period of time. We recorded $15 million and $28 million of other-than-temporary impairments through our income statement for the three and nine months ended September 30, 2007, respectively, primarily due to changes in the market’s expectation of cash flows and credit. We continue to expect impairments to occur and the levels of impairments may vary significantly from quarter to quarter.

The following tables detail the mark-to-market adjustments on Redwood securities by underlying collateral type and by vintage.

Table 12 Mark-to-Market Adjustments by Underlying Collateral Type at Redwood

	Three Months Ended September 30, 2008
(In Millions)	IGS	CES	Loans, & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(34)	$(35)	$—	$(69)	(39)%
Non-prime	(8)	(2)	—	(10)	(17)%
Residential total	(42)	(37)	—	(79)
Commercial	—	(25)	—	(25)	(28)%
CDO	(3)	1	—	(2)	(40)%
Interest rate agreements & other derivatives	—	—	(1)	(1)
Total Mark-to-Market Adjustments	$(45)	$(61)	$(1)	$(107)

	Nine Months Ended September 30, 2008
(In Millions)	IGS	CES	Loans, & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(47)	$(79)	$—	$(126)	(54)%
Non-prime	(24)	(20)	—	(44)	(45)%
Residential total	(71)	(99)	—	(170)
Commercial	—	(78)	—	(78)	(55)%
CDO	(4)	(1)	—	(5)	(55)%
Interest rate agreements & other derivatives	—	—	(5)	(5)
Total Mark-to-Market Adjustments	$(75)	$(178)	$(5)	$(258)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for the three and nine months ended September 30, 2008. These price declines may not be indicative of price declines in the market in general.

Table 13 Mark-to-Market Adjustments by Vintage on Securities at Redwood

Three Months Ended September 30, 2008

	Vintage					Loans & Derivatives	Total
(In Millions)	2004 & Earlier	2005	2006	2007	2008
Mark-to-Market Adjustments	$(39)	$(27)	$(28)	$(7)	$(5)	$(1)	$(107)

Nine Months Ended September 30, 2008

	Vintage					Loans & Derivatives	Total
(In Millions)	2004 & Earlier	2005	2006	2007	2008
Mark-to-Market Adjustments	$(60)	$(58)	$(69)	$(51)	$(14)	$(6)	$(258)

Mark-to-Market Adjustments at the Fund

At September 30, 2008, all of the investments held by the Fund were classified as AFS securities. During the third quarter of 2008, other-than-temporary impairments totaled $8 million. There were no impairments on securities owned by the Fund in prior periods.

The following tables detail the mark-to-market adjustments on securities at the Fund by underlying collateral type.

Table 14 Market-to-Market Adjustments by Underlying Collateral Type on Securities at the Fund

	Three Months Ended September 30, 2008
(In Millions)	IGS	CES	Total	MTM Percent(1)
Residential
Non-prime	$(5)	$—	$(5)	(8)%
CDO	(3)	(2)	(5)	(27)%
Total Mark-to-Market Adjustments	$(8)	$(2)	$(10)

Mark-to-Market Adjustments at Sequoia

All of the investments held by Sequoia were classified as held-for-investment loans or REO as of September 30, 2008. We had $2 million of mark-to-market adjustments during the third quarter of 2008 stemming from a decrease in the fair value of REOs.

Mark-to-Market Adjustments at Acacia

During the three and nine months ended September 30, 2008, the fair values of Acacia assets and liabilities, net, declined by $29 million and $84 million, respectively. The following table details mark-to-market adjustments for Acacia entities during the three and nine months ended September 30, 2008.

Table 15 Mark-to-Market Adjustments by Underlying Collateral Type at Acacia

	Three Months Ended September 30, 2008
(In Millions)	IGS	CES	Loans, Liabilities & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(64)	$(43)	$—	$(107)	(48)%
Non-prime	(32)	(20)	—	(52)	(15)%
Residential total	(96)	(63)	—	(159)
Commercial	(11)	(36)	(4)	(51)	(27)%
CDO	(12)	(3)	—	(15)	(30)%
Interest rate agreements & other derivatives	—	—	(11)	(11)
Liabilities	—	—	207	207
Total Mark-to-Market Adjustments	$(119)	$(102)	$192	$(29)

Table 15 Mark-to-Market Adjustments by Underlying Collateral Type at Acacia  – (continued)

	Nine Months Ended September 30, 2008
(In Millions)	IGS	CES	Loans, Liabilities & Derivatives	Total	MTM Percent(1)
Residential
Prime	$(318)	$(145)	$(5)	$(468)	(80)%
Non-prime	(285)	(114)	—	(399)	(58)%
Residential total	(603)	(259)	(5)	(867)
Commercial	(32)	(110)	(4)	(146)	(53)%
CDO	(51)	(9)	—	(60)	(63)%
Interest rate agreements & other derivatives	—	—	(32)	(32)
Liabilities	—	—	1,021	1,021
Total Mark-to-Market Adjustments	$(686)	$(378)	$980	$(84)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for the three and nine months ended September 30, 2008. These price declines may not be indicative of price declines in the market in general.

On January 1, 2008, we adopted the fair value option under FAS 159 for the assets and liabilities owned by Acacia securitization entitles, which we consolidate for financial reporting purposes. In accordance with the standard, we decreased the carrying value of Acacia assets and liabilities by a net $1.5 billion, and recorded this fair value change as a one-time cumulative-effect adjustment to retained earnings, a component of stockholders’ equity. All future mark-to-market adjustments on Acacia are recorded through our consolidated income statements. Due to the illiquid nature of Acacia investments and continued market volatility, there is no way to anticipate periodic valuation changes in future quarters.

Changes in Volume and Yields on Consolidated Investments and Borrowings

The following tables details how our GAAP interest income and interest expense changed as a result of changes in investment balances or borrowings (“volume”) and yields (“rate”) at Redwood and our consolidated entities for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.

Table 16 Volume and Rate Changes for Interest Income

	Change in Interest Income September 30, 2008 Versus September 30, 2007
	Three Months Ended			Nine Months Ended
(In Thousands)	Volume	Rate	Total Change	Volume	Rate	Total Change
Real estate loans	$(25,800)	$(23,977)	$(49,777)	$(79,352)	$(54,796)	$(134,148)
Real estate securities	(68,312)	33,595	(34,717)	(247,938)	169,493	(78,445)
Other investments	(22)	(634)	(656)	1,563	(1,437)	126
Cash and cash equivalents	(1,791)	(2,198)	(3,989)	2,784	(7,484)	(4,700)
Total Interest Income	$(95,925)	$6,786	$(89,139)	$(322,943)	$105,776	$(217,167)

Our reported interest income decreased by $89 million, from $220 million for the three months ended September 30, 2007, to $131 million for the three months ended September 30, 2008. Similarly, interest income decreased by $217 million, from $661 million for the nine months ended September 30, 2007, to $444 million for the nine months ended September 30, 2008.

Interest income declined primarily because of lower volume due to impairment charges on securities and provision charges and prepayments on loans, which reduced average balances. Accounting changes related to the adoption of FAS 159 also contributed to the decrease in interest income as we no longer amortize purchase discounts into income on securities owned at Acacia. Short-term interest rates have been generally lower during 2008 than 2007, which also contributed to the decline in interest income.

Table 17 Volume and Rate Changes for Interest Expense

	Change in Interest Expense September 30, 2008 Versus September 30, 2007
	Three Months Ended			Nine Months Ended
(In Thousands)	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest expense on ABS – Sequoia	$(20,401)	$(21,669)	$(42,070)	$(30,725)	$(59,608)	$(90,333)
Interest expense on ABS – Acacia	(39,920)	14,712	(25,208)	(82,969)	50,188	(32,781)
Interest expense on short-term Redwood debt	(5,743)	(50)	(5,793)	(59,253)	(84)	(59,337)
Interest expense on long-term Redwood debt	(1,992)	1,006	(986)	1,666	(2,458)	(792)
Total Interest Expense	$(68,056)	$(6,001)	$(74,057)	$(171,281)	$(11,962)	$(183,243)

Our reported interest expense decreased by $74 million, from $167 million for the three months ended September 30, 2007, to $93 million for the three months ended September 30, 2008. Similarly, interest expense decreased by $183 million, from $503 million for the nine months ended September 30, 2007, to $320 million for the nine months ended September 30, 2008.

Interest expense declined primarily because of lower volume due to lower average borrowings. The reduction in volume was primarily due to the adoption of FAS 159 and paydowns on ABS issued with no new issuance. Interest rates have generally been lower during 2008 than 2007, which also contributed to the decline in interest expense.

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

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $65 million at September 30, 2008. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $21 million in the first nine months of 2008 and $31 million in the first nine months of 2007. During the first three quarters of 2008, the loan premium amortization was $8 million, $10 million, and $3 million, respectively, illustrating the volatility of this expense.

Changes in Discount Amortization for Securities at Redwood and the Fund

The unamortized discount, net of designated credit reserves, for securities owned at Redwood and the Fund was $148 million at September 30, 2008. The amount of periodic discount amortization income we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Discount amortization on securities was $25 million in the first nine months of 2008 and $39 million in the first nine months of 2007.

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

Changes in Fair Values of Derivative Financial Instruments

We can experience significant earnings volatility from our use of derivatives. We generally use derivatives to hedge cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). The nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may lead to volatile periodic earnings, even when we are meeting our hedging objectives.

All derivatives are accounted for as trading instruments and their changes in market values flow through our income statement. The assets and liabilities being hedged may not be similarly accounted for (they may be reported at cost, or only impairments may be reported through the income statement). This could lead to reported income and book values in a period that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their value may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Changes in Future Accounting Principles

Changes in future accounting principles can have a significant impact on the amount or timing of our reported GAAP earnings. In addition to the new accounting standards described in Note 3, we are currently evaluating the following proposed accounting standards.

In September 2008, the FASB issued two exposure documents for comments, consisting of amendments to FAS 140 and FIN 46(R). The proposed FASB Statement, Accounting for Transfers of Financial Assets (FAS 140 ED), would remove the concept of a qualifying special-purpose entity (QSPE) from FAS 140 and the related scope exceptions from FIN 46(R), as well as modify the derecognition conditions relating to legal isolation and effective control. As a result, if these decisions become final, enterprises involved with QSPEs will no longer be exempt from applying FIN 46(R), thus, previously unconsolidated entities may have to be consolidated. The proposed FASB Statement, Amendments to FASB Interpretation No. 46(R) (FIN 46R ED) would modify the consolidation model for VIEs and require continual reassessment of consolidation conclusions. The existing consolidation model would be modified to a two-step approach of 1) determining the primary beneficiary by way of a qualitative analysis that takes into account who has the explicit or implicit power to affect the VIE’s activities, and 2) a quantitative analysis using a calculation of expected losses and expected residual returns, only if the primary beneficiary cannot be determined in step 1. The

FASB has proposed that the amendments be effective for all VIEs and new transfers of financial assets for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of these potential changes on our financial statements and related disclosures.

In September 2008, the FASB issued proposed FASB Staff Positions No. FAS 140-e and FIN 46(R)-e, Disclosures About Transfers of Financial Assets and Interests in Variable Interest Entities (FSP 140-e and FIN 46(R)-e). This proposed FSP would expand, for public entities, the disclosure requirements in FAS 140 about transfers of financial assets to require, among other things, disclosure of (1) a transferor’s continuing involvement in transferred financial assets and (2) how a transfer of financial assets to an SPE affects an entity’s financial position, financial performance, and cash flows. Additionally, the FSP would expand, for public entities, the disclosure requirements in FIN 46(R) about involvements with variable interest entities to require, among other things, nontransferors to disclose significant variable interests in QSPEs and sponsors to disclose their involvements with variable interest entities. If adopted the proposed FSP will be effective for public entities for reporting periods (interim and annual) beginning with the first reporting period that ends after the final FSP is issued. The FASB has stated that it expects to issue a final FSP in the fourth quarter of 2008. The disclosures may therefore be effective for reporting periods ending in that quarter (e.g., for calendar year-end filers, the proposed disclosures would be included in the December 31, 2008, annual filings). We are currently evaluating the impact of these potential changes on financial statement disclosures.

Potential Tax Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, such as the timing of credit losses and prepayments on our consolidated investments, and equity award taxation.

Differences between GAAP Net (Loss) Income and Total Taxable Income

Taxable income estimates are not calculated in accordance with GAAP, which can result in significant differences between GAAP (loss) income and taxable income estimates for the same reporting period. The following table reconciles GAAP (loss) income to total taxable income for the three and nine months ended September 30, 2008 and 2007.

Table 18 Differences between GAAP Net (Loss) Income and Total Taxable Income

	Three Months Ended September 30,
(In Thousands, Except per Share Data)	2008	2007
GAAP net (loss) income	$(111,304)	$(60,917)
Difference in taxable income calculations
Amortization and credit losses	4,313	10,426
Operating expense	2,713	(2,080)
Realized gains on calls and sales	(10,755)	(3,073)
Market valuation adjustments, net	127,157	102,766
Income tax provisions	(9,825)	1,523
Total differences in GAAP/tax income	113,603	109,562
Taxable income	$2,299	$48,645
Shares used for taxable EPS calculations	33,238	27,986
Total taxable income per share	$0.07	$1.74

Table 18 Differences between GAAP Net (Loss) Income and Total Taxable Income  – (continued)

	Nine Months Ended September 30,
(In Thousands, Except per Share Data)	2008	2007
GAAP net (loss) income	$(328,800)	$(31,192)
Difference in taxable income calculations
Amortization and credit losses	3,030	31,141
Operating expense	4,909	(6,714)
Realized gains on calls and sales	(21,854)	(5,708)
Market valuation adjustments, net	381,708	142,460
Income tax provisions	(7,220)	4,985
Total differences in GAAP/tax income	360,573	166,164
Taxable income	$31,773	$134,972
Shares used for taxable EPS calculations	32,756	27,643
Total taxable income per share	$0.97	$4.88

  Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are not permitted to anticipate, or reserve for, credit losses on investments that we purchase at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is only reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only amortize a portion of the purchase discount, if any, into income. We are also required to write-down securities that become impaired for GAAP. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security purchased at a discount (when there are generally few credit losses). At September 30, 2008, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES was $477 million. In addition, as of September 30, 2008, we had an allowance for loan losses (GAAP) of $49 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans would have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we often retain interest-only (IO) securities at the time they are issued. Our current tax basis in these securities is $41 million. The return on IO securities is sensitive to prepayments. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules so, during periods of fast prepayments, our periodic premium expense can be relatively low and the cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. During 2008, the prepayments have been slowing, although we are still not amortizing the loans as quickly as we might otherwise do so under GAAP. Should prepayments remain slow, we would expect the resulting tax basis to more closely reflect the actual market values of these IO securities over time. Many of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2008 or 2009. If we do call a Sequoia, the remaining tax basis in the IO security is written off creating an ordinary loss at the call date.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of dividend equivalent rights payments, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is generally recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise and not the award date. The amount of compensation expense could therefore be significantly different for tax than for GAAP in addition to the differences in timing.

Financial Condition

The consolidating balance sheet presents our financial condition at Redwood, including our investments in the Fund, Sequoia, and Acacia entities. We consolidate these entities for GAAP reporting purposes, but they are not separate business segments. The following presentation highlights the impact from the consolidation of those entities on our overall financial condition. A discussion of significant balance sheet accounts is provided in the section that follows.

Table 19 Consolidating Balance Sheet

September 30, 2008 (In Millions)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$6,084	$14	$—	$6,101
Real estate securities, at fair value:
Trading securities	7	—	—	567	—	574
Available-for-sale securities	221	67	—	82	(82)	288
Other investments	—	—	—	79	—	79
Cash and cash equivalents	177	—	—	—	—	177
Total earning assets	408	67	6,084	742	(82)	7,219
Investment in The Fund	35	—	—	—	(35)	—
Investment in Sequoia	111	—	—	—	(111)	—
Investment in Acacia	19	—	—	—	(19)	—
Other assets	25	6	53	71	—	155
Total Assets	$598	$73	$6,137	$813	$(247)	$7,374
Short-term debt – Redwood	$7	$—	$—	$—	$—	$7
Other liabilities	29	3	14	121	—	167
Asset-backed securities issued – Sequoia	—	—	6,012	—	(82)	5,930
Asset-backed securities issued – Acacia	—	—	—	673	—	673
Long-term debt – Redwood	150	—	—	—	—	150
Total liabilities	186	3	6,026	794	(82)	6,927
Minority interest	—	35	—	—	—	35
Total stockholders’ equity	412	35	111	19	(165)	412
Total Liabilities and Stockholders’ Equity	$598	$73	$6,137	$813	$(247)	$7,374

At September 30, 2008, our stockholders’ equity totaled $412 million, we had unrestricted cash of $177 million, and we had short-term Redwood debt of $7 million.

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

Table 20 Components of Book Value

	September 30, 2008
(In Millions, Except per Share Data)	As Reported	Adjustments		Management's Estimate of Economic Value
Real estate securities (excluding Sequoia and Acacia)
Residential	$160			$160
Commercial	64			64
CDO	4			4
Subtotal real estate securities	228			228
Cash and cash equivalents	177			177
Investments in The Fund	35			35
Investments in Sequoia	111	(55	)(a)	56
Investments in Acacia	19	(6	)(b)	13
Other assets/liabilities, net(d)	(8)			(8)
Long-term debt-Redwood	(150)	87	(c)	(63)
Stockholders' Equity	$412			$438
Book Value Per Share	$12.40			$13.18

(a)	Our actual Sequoia investments consist of credit enhancement securities (CES), investment grade securities (IGS), and interest-only securities (IOs) acquired by Redwood from the Sequoia entities. We calculated the $56 million estimate of economic value for these securities using the same valuation process that we followed to fair value our other real estate securities. In contrast, the $111 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by those entities to third party investors. We account for these loans and ABS issued at cost, not at fair value.
(b)	Our Acacia investments consist of ABS issued that we acquired from Acacia entities and equity interests. The $13 million estimate of economic value of our investment interests in the Acacia entities represents the value of the ABS acquired or retained using bid-side marks from third parties, plus the net present value of projected cash flows from our Acacia management fees discounted at 45%. We valued our equity interests at the amount of cash we received in October and expect to receive in November 2008. We are not valuing future cash flows from equity distributions beyond the fourth quarter. The reason for the difference between economic and GAAP carrying values is complex and relates to a significant difference in valuation methodology.
(c)	We issued $150 million of 30-year long-term debt at Redwood at an interest rate of LIBOR plus 225 basis points. Under GAAP, these notes are carried at cost. Economic value is difficult to estimate with precision as the market for the notes is currently inactive. We estimated the $63 million economic value using the same valuation process used to fair value our other financial assets and liabilities. Estimated economic value is $87 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk, if we had issued this long-term debt at Redwood at September 30, 2008, investors would have required a substantially higher interest rate.
(d)	Other assets/liabilities, net are comprised of real estate loans of $3 million, $8 million of deferred taxes, $4 million of accrued interest, and other assets of $13 million, less Redwood debt of $7 million, accruals of $2 million, dividends payable of $25 million, and other liabilities of $2 million.

In reviewing the non-GAAP supplemental components of book value, there are a number of important factors and limitations to consider. The estimated fair value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values presented in our non-GAAP supplemental components of book value. Because temporary changes in market conditions can substantially affect the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. As discussed in Note 5, when quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Capital and Liquidity

During the third quarter, we maintained our strong balance sheet. At September 30, 2008, we had $177 million of unrestricted cash. We ended the third quarter with total capital of $562 million, which includes excess capital of $163 million available to make new investments. Our reported capital base consists of $412 million of common equity and $150 million of long-term Redwood debt due in 2037.

The cash generated by our investments is one of the financial metrics on which we focus. As a supplement to our Consolidated Statement of Cash Flows included in this Quarterly Report for the nine months ended September 30, 2008 and 2007, we have included the non-GAAP table below that summarizes the sources and uses of our cash for the third quarter of 2008. This table excludes the gross cash flows that are not available to Redwood that are generated by our Sequoia and Acacia securitization entities and the Fund, but does include the cash flow generated by our investments in these entities.

Table 21 Redwood Sources and Uses of Cash

(In Millions)	Three Months Ended September 30, 2008
Sources:
Cash from investments	$60
Proceeds from asset sales	8
Equity raised	8
Management fees	2
Total Sources	78
Uses:
Stock buyback	(6)
Reductions in short term borrowings	(2)
Dividends paid	(25)
Operating expenses paid	(14)
Interest expense on Redwood debt	(2)
Total Uses	(49)
Net Sources of Cash	29
Beginning Cash Balance at 6/30/08	148
Ending Cash Balance at 9/30/08	$177

In the third quarter, our investments generated cash from principal and interest of $60 million and we received $2 million of asset management fees. The net investment cash flow after deducting long-term Redwood debt and short-term debt interest expense of $2 million and cash operating expenses of $14 million was $46 million.

Our cash flows generated in the third quarter were slightly less than we generated in the second quarter as a result of lower interest rates (especially the rate we earned on our cash balances) and slower prepayments. We continue to expect our cash levels to decrease on our existing portfolio until we reinvest our cash.

The $60 million of cash flow from investments includes $36 million of coupon interest and $24 million of principal. We caution readers that given the nature of our investments (deep discount credit-sensitive securities, IGS at discounts, IO’s, equity investments in Acacia, and other types) it is difficult to draw conclusions in any one period about what portion of our cash flow represents “income” and what is a “return of capital”. It is only at the end of the asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was truly income and what was a return of capital.

Table 22 Cash Flow by Vintage

Three Months Ended September 30, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Redwood	$16	$7	$6	$5	$1	$35
The Fund	5	2	—	—	—	7
Sequoia	10	—	—	3	—	13
Acacia	3	2	—	—	—	5
Total	$34	$11	$6	$8	$1	$60

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

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during the first nine months of 2008. We plan to resume acquiring high-quality residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. In 2006 and 2007 we expanded our Sequoia’s product offerings to include high-quality hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our residential real estate loans activity for the three and nine months ended September 30, 2008. Loans are predominantly owned by the Sequoia securitization entities and the reported activity is associated with those loans. The residential loans held outside of any securitization entity and owned by Redwood totaled $3 million at September 30, 2008.

Table 23 Residential Real Estate Loans at Sequoia and Redwood — Activity

(In Millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$6,358	$7,178
Principal repayments	(245)	(1,010)
Charge-offs, net	4	8
Transfers to REO	(8)	(31)
Premium amortization	(3)	(21)
Provision for credit losses	(18)	(36)
Changes in fair value, net	(1)	(1)
Balance at End of Period	$6,087	$6,087

Our residential real estate loan balance declined to $6.1 billion at September 30, 2008 from $7.2 billion at December 31, 2007. At September 30, 2008, 66% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 34% were hybrid loans.

Real Estate Securities at Redwood

The following table provides details of our real estate securities activity at Redwood for the three and nine months ended September 30, 2008, at Redwood.

Table 24 Real Estate Securities Activity at Redwood

Three Months Ended September 30, 2008

(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$87	$161	$91	$—	$14	$—	$353
Acquisitions	—	—	—	—	—	—	—
Sales	—	—	—	(2)	(6)	—	(8)
Principal repayments (including calls)	(10)	(6)	—	—	(1)	—	(17)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	5	3	(3)	—	—	—	5
Upgrades/downgrades	3	(3)	—	1	(1)	—	—
Transfer from (to) other portfolios	—	—	—	—	—	—	—
Change in fair value adjustments, net	(38)	(42)	(24)	1	(2)	—	(105)
Balance at End of Period	$47	$113	$64	$—	$4	$—	$228

Nine Months Ended September 30, 2008

(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$151	$12	$149	$2	$18	$12	$344
Acquisitions	13	175	—	—	—	—	188
Sales	—	—	—	(2)	(6)	—	(8)
Principal repayments (including calls)	(42)	(12)	—	—	(2)	(1)	(57)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	22	5	(6)	—	—	—	21
Upgrades/downgrades	4	(4)	—	1	(1)	—	—
Transfer from (to) other portfolios	—	4	—	—	—	(5)	(1)
Change in fair value adjustments, net	(101)	(67)	(79)	(1)	(5)	(6)	(259)
Balance at End of Period	$47	$113	$64	$—	$4	$—	$228

The most significant change in the balance of securities during the third quarter was the change in market value. This was also the primary driver for the first nine months of 2008, although during this period our acquisitions of securities partially offset the effects of declining values.

The following table provides product type and vintage information regarding the $228 million of securities owned by Redwood at September 30, 2008.

Table 25 Real Estate Securities at Redwood

September 30, 2008 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Grand Total
Prime
IGS	$29	$18	$13	$3	$3	$66
CES	32	4	2	3	—	41
OREI	—	—	—	—	—	—
Non-prime						—
IGS	—	24	10	13	—	47
CES	1	1	—	4	—	6
OREI	—	—	—	—	—	—
Residential Subtotal	62	47	25	23	3	160
Commercial IGS	—	—	—	—	—	—
Commercial CES	13	14	27	10	—	64
CDO IGS	—	4	—	—	—	4
CDO CES	—	—	—	—	—	—
Totals	$75	$65	$52	$33	$3	$228

The following table presents the carrying value (which equals fair value) as a percent of face value at September 30, 2008 for the securities at Redwood. In the aggregate, the fair value of these securities is 16% of face value.

Table 26 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

		2004 & Earlier		2005		2006		2007		2008		Total
(Dollars in Millions)		Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$1	86%	$3	63%	$10	65%	$—	—	$—	—	$14	67%
	AA	14	57%	14	45%	—	—	3	53%	2	36%	33	49%
	A	8	37%	—	—	3	16%	—	—	1	23%	12	28%
	BBB	6	39%	1	14%	—	—	—	—	—	—	7	29%
	Resi – IGS Total	29	46%	18	42%	13	40%	3	53%	3	24%	66	42%
	Resi – CES
	BB	8	23%	3	10%	—	—	1	8%	—	—	12	16%
	B	11	30%	—	—	1	11%	1	7%	—	—	13	21%
	NR	13	12%	1	3%	1	2%	1	3%	—	—	16	8%
	Resi – CES Total	32	18%	4	6%	2	4%	3	4%	—	—	41	11%
	Total Prime	$61	25%	$22	19%	$15	22%	$6	9%	$3	14%	$107	21%
Non-prime
	Resi – IGS
	AAA	$—	—	$24	52%	$10	55%	$13	75%	$—	—	$47	57%
	Resi – IGS Total	—	—	24	52%	10	55%	13	75%	—	—	47	57%
	Resi – CES
	B	—	—	—	—	—	—	2	18%	—	—	2	10%
	NR	1	2%	1	2%	—	—	2	1%	—	—	4	2%
	Resi – CES Total	1	2%	1	2%	—	—	4	2%	—	—	6	2%
	Total Non-prime	$1	2%	$25	26%	$10	14%	$17	10%	$—	—	$53	14%
CMBS
	Comm – CES
	BB	$4	44%	$—	—	$1	21%	$2	16%	$—	—	$7	26%
	B	—	—	—	—	4	17%	4	14%	—	—	8	16%
	NR	9	23%	14	11%	22	9%	4	10%	—	—	49	11%
	Comm – CES Total	13	27%	14	11%	27	10%	10	12%	—	—	64	12%
	Total CMBS	$13	27%	$14	11%	$27	10%	$10	12%	$—	—	$64	12%
CDO
	CDO – IGS
	AA	$—	—	$4	21%	$—	—	$—	—	$—	—	$4	21%
	CDO – IGS Total	—	—	4	21%	—	—	—	—	—	—	4	21%
	Total CDO	$—	—	$4	21%	$—	—	$—	—	$—	—	$4	21%

Approximately 49% of our investments in real estate securities at September 30, 2008 were residential and commercial credit enhancement securities (CES). We acquire CES at a significant discount to their principal value as credit losses could reduce or eliminate the principal value of these bonds. Our return on these investments is based on how much principal and interest we receive, and how quickly we receive it. In an ideal environment we would experience fast prepayments and low credit losses, allowing us to recover a substantial part of the discount as income. Conversely, the least beneficial environment would be slow prepayments and high credit losses.

The following table presents the components of carrying value (which equals fair value) at September 30, 2008 for residential and commercial CES.

Table 27 Credit-Enhancement Securities at Redwood

September 30, 2008 (In Millions)	Residential
	Prime	Non Prime	Commercial
Current face	$361	$295	$515
Unamortized discount, net	(29)	(43)	24
Discount designated as credit reserve	(287)	(248)	(471)
Amortized cost	45	4	68
Gross unrealized market value gains	3	2	2
Gross unrealized market value losses	(7)	—	(6)
Carrying Value	$41	$6	$64
Carrying value as a percentage of face	11%	2%	12%

Residential Credit-Enhancement Securities at Redwood

Our residential CES portfolio had a fair value of $47 million at September 30, 2008, a decrease of $104 million from the fair value of $151 million at December 31, 2007. The primary reason was a decline in fair values in these securities during this period.

CES have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that are assumed with concentrated credit investments. As a result, we are generally able to acquire these securities at a discount to their face (principal) value. At September 30, 2008, the difference between the principal value ($656 million) and carrying value ($47 million), which equals the fair value, was $609 million for residential CES. Of this difference, $535 million was designated as internal credit reserve (reflecting our estimate of credit losses on the underlying loans over the life of these securities), $73 million represented unamortized discount we are accreting into income over time, and $7 million represented net unrealized mark-to-market losses. Amortized cost on residential CES (principal value less internal credit reserve less amortized discount) decreased $153 million to $49 million at September 30, 2008 from $202 million at December 31, 2007, primarily as a result of declines in fair values and the effect of impairment charges. Net unrealized mark-to-market losses on residential CES fell by $44 million to $7 million at September 30, 2008, from $51 million at December 31, 2007.

The following table details our residential CES portfolios by the product type and collateral vintage at September 30, 2008.

Table 28 Residential Credit-Enhancement Securities at Redwood — Product and Vintage

September 30, 2008 (In Millions)	Vintage
	2004 & Earlier	2005	2006	2007	2008	Total
Prime
ARM	$3	$—	$—	$—	$—	$3
Hybrid	17	4	2	1	—	24
Fixed	12	—	—	2	—	14
Total prime	32	4	2	3	—	41
Non-prime
Option ARM	1	1	—	2	—	4
Hybrid	—	—	—	2	—	2
Total non-prime	1	1	—	4	—	6
Total Residential CES	$33	$5	$2	$7	$—	$47

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

The loans underlying all of our residential CES totaled $132 billion at September 30, 2008, and consist of $101 billion prime and $31 billion non-prime. These loans are located nationwide with a large concentration in California (49%). During the third quarter of 2008, realized residential credit losses were $80 million of principal value, a rate that equals 25 basis points (0.25%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2008 were 4.60% of current balances and 2.00% of original balances. For loans in prime pools, delinquencies were 1.43% of current balances and 0.62% of original balances. Non-prime pools had had delinquencies of 14.94% of current balances and 6.48% of original balances.

Commercial Credit-Enhancement Securities at Redwood

Our commercial CES totaled $64 million at September 30, 2008, a decrease from $149 million at December 31, 2007. This decrease was primarily due to declines in the fair values of these securities. At September 30, 2008, commercial CES provided credit-enhancement on $49 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Of our total commercial CES, $49 million were non-rated, $8 million were B-rated, and $7 million were BB-rated.

As a result of the concentrated credit risk associated with commercial CES, we are generally able to acquire these securities at a discount to their face (principal) value. The difference between the principal value ($515 million) and carrying value ($64 million) of our commercial CES at September 30, 2008 was $451 million. Of this difference, $471 million was designated as internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), $13 million was unamortized discount that we are accreting into income over time, and $4 million was net unrealized market valuation adjustments.

Seriously delinquent loans underlying commercial CES at September 30, 2008 were $473 million, an increase of $264 million from the beginning of the year. Most of the delinquencies are concentrated within a few securities for which we have increased our credit reserves and impaired through our income statement. We consider our credit reserve of $471 million to be adequate as of September 30, 2008.

There were no acquisitions of commercial CES during the quarter. We may begin acquiring these securities during future quarters if and when pricing for these securities becomes attractive to us relative to the risks incurred.

Residential Investment-Grade Securities at Redwood

We invest in IGS backed by prime and non-prime residential loans. Our residential IGS portfolio totaled $113 million at September 30, 2008, an increase from the $12 million at December 31, 2007. The increase in this portfolio was the result of net acquisitions of $175 million, partially offset by decreases in the fair values of these securities. Of the $175 million of IGS acquired in the first nine months of 2008, 64% were prime securities and 36% were non-prime securities.

The following table details our residential IGS portfolio by the product type and collateral vintage at September 30, 2008.

Table 29 Residential Investment Grade Securities at Redwood — Product and Vintage

September 30, 2008 (In Millions)	Vintage
	2004 & Earlier	2005	2006	2007	2008	Total
Prime
Hybrid	$28	$18	$11	$—	$1	$58
Fixed	1	—	2	3	2	8
Total prime	29	18	13	3	3	66
Non-prime
Option ARM	—	24	9	—	—	33
Hybrid	—	—	1	13	—	14
Total non-prime	—	24	10	13	—	47
Total Residential IGS	$29	$42	$23	$16	$3	$113

Securities at the Fund

We began acquiring assets for the Fund in the fourth quarter of 2007. We acquired $73 million of assets during the first nine months of 2008, bringing the total capital deployed to date to $96 million. The fair value of securities held in the Fund at September 30, 2008, was $67 million, which includes a $7 million of unrealized losses due to declining fair values of securities in the Fund. The following table provides information on the activity in the Fund for three and nine months ended September 30, 2008.

Table 30 Securities at the Fund — Activity

Three Months Ended September 30, 2008 (In Millions)	Residential CES	Residential IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$—	$46	$7	$13	$66
Acquisitions	—	13	—	—	13
Recognized gains on sales, net	—	—	—	—	—
Principal repayments (including calls)	—	(3)	—	(1)	(4)
Recognized gains on calls, net	—	—	—	—	—
Discount amortization	—	2	—	—	2
Transfers from (to) other portfolios	1	(1)	2	(2)	—
Change in fair value adjustments, net	—	(5)	(2)	(3)	(10)
Balance at End of Period	$1	$52	$7	$7	$67

Nine Months Ended September 30, 2008 (In Millions)	Residential CES	Residential IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$—	$3	$—	$12	$15
Acquisitions	—	61	—	5	66
Recognized gains on sales, net	—	—	—	2	2
Principal repayments (including calls)	—	(7)	—	(4)	(11)
Recognized gains on calls, net	—	—	—	—	—
Discount amortization	—	3	—	1	4
Transfers from (to) other portfolios	1	(1)	9	(9)	—
Change in fair value adjustments, net	—	(7)	(2)	—	(9)
Balance at End of Period	$1	$52	$7	$7	$67

At September 30, 2008, securities at the Fund consisted of $28 million of residential non-prime IGS issued prior to 2005, $22 million residential IGS issued in 2005, and $2 million residential IGS issued in 2006, as well as $1 million of CDO IGS issued in 2004, $6 million of CDO IGS issued in 2005, and $7 million of CDO CES issued in 2004. We recognized $8 million of other-than-temporary impairments on these securities in the third quarter. As of September 30, 2008 the Fund was fully invested.

The following table presents the carrying value (which equals fair value) as a percent of face value at September 30, 2008 for the securities at the Fund. In the aggregate, the fair value of these securities is 41% of face value.

Table 31 Fair Value as Percent of Principal Value for Real Estate Securities at the Fund

		2004 & Earlier		2005		2006		Total
(Dollars in Millions)		Value	%	Value	%	Value	%	Value	%
Non-prime
	Resi – IGS
	AAA	$15	62%	$20	58%	$2	43%	$37	58%
	AA	8	86%	2	49%	—	—	10	74%
	A	4	57%	—	—	—	—	4	57%
	BBB	1	66%	—	—	—	—	1	66%
	Resi – IGS Total	28	67%	22	57%	2	43%	52	61%
	Resi – CES
	B	$1	37%	$—	—	$—	—	$1	37%
	Resi – CES Total	1	37%	—	—	—	—	1	37%
	Total Non-prime	$29	66%	$22	57%	$2	43%	$53	60%
CDO
	CDO – IGS
	AA	$1	25%	$—	—	$—	—	$1	25%
	BBB	—	—	6	20%	—	—	6	20%
	CDO – IGS Total	1	25%	6	20%	—	—	7	21%
	CDO – CES
	B	7	18%	—	—	—	—	7	18%
	CDO – CES Total	7	18%	—	—	—	—	7	18%
	Total CDO	$8	18%	$6	20%	$—	—	$14	19%

Securities at Acacia

The following table provides detail on the activity for securities owned by Acacia entities for the three and nine months ended September 30, 2008.

Table 32 Real Estate Securities at Acacia — Activity

Three Months Ended September 30, 2008 (In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$114	$482	$114	$62	$4	$46	$822
Acquisitions	—	—	—	—	—	—	—
Recognized gains on sales, net	—	—	—	—	—	—	—
Principal repayments	(10)	(23)	—	(1)	—	—	(34)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	—	—	—	—	—	—	—
Upgrades/downgrades	46	(46)	3	(3)	2	(2)
Transfer from (to) other portfolios	—	—	—	—	—	—	—
Change in fair value adjustments, net	(63)	(96)	(36)	(11)	(3)	(12)	(221)
Balance at End of Period	$87	$317	$81	$47	$3	$32	$567

Nine Months Ended September 30, 2008 (In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$251	$1,142	$188	$90	$8	$83	$1,762
Acquisitions	—	—	—	—	—	—	—
Recognized gains on sales, net	—	—	—	—	—	—	—
Principal repayments	(41)	(85)	—	(3)	—	(1)	(130)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	—	—	—	—	—	—	—
Upgrades/downgrades	138	(138)	3	(3)	4	(4)
Transfer from (to) other portfolios	—	—	—	(5)	—	5	—
Change in fair value adjustments, net	(261)	(602)	(110)	(32)	(9)	(51)	(1,065)
Balance at End of Period	$87	$317	$81	$47	$3	$32	$567

In addition to the $567 million of real estate securities included in the table above, Acacia owned $82 million of ABS issued by Sequoia, $78 million in non-real estate securities, and $14 million in commercial loans.

The following table presents the carrying value (which equals fair value) as a percent of face value at September 30, 2008 for securities owned by Acacia entities. In the aggregate, the fair value of these securities is 19% of face value.

Table 33 Fair Value as Percent of Principal Value for Securities at Acacia

		2004 & Earlier		2005		2006		2007		Total
(Dollars in Millions)		Value	%	Value	%	Value	%	Value	%	Value	%
Prime
	Resi – IGS
	AAA	$7	82%	$6	63%	$3	60%	$—	—	$16	74%
	AA	26	49%	4	19%	1	18%	—	—	31	39%
	A	12	32%	5	13%	4	12%	1	11%	22	19%
	BBB	6	32%	4	7%	1	6%	—	—	11	12%
	Resi – IGS Total	51	43%	19	14%	9	14%	1	11%	80	25%
	Resi – CES
	BB	17	23%	5	12%	1	7%	3	9%	26	16%
	B	3	19%	1	3%	1	5%	1	8%	6	8%
	NR	1	10%	—	—	2	4%	—	—	3	4%
	Resi – CES Total	21	22%	6	9%	4	4%	4	9%	35	11%
	Total Prime	$72	34%	$25	12%	$13	8%	$5	9%	$115	18%
Alt-A
	Resi – IGS
	AAA	$6	65%	$3	60%	$43	49%	$12	52%	$64	51%
	AA	5	22%	4	10%	13	27%	—	—	22	21%
	A	2	11%	3	6%	7	19%	1	30%	13	11%
	BBB	1	10%	3	5%	5	30%	14	49%	23	22%
	Resi – IGS Total	14	24%	13	9%	68	36%	27	49%	122	27%
	Resi – CES
	BB	2	5%	2	5%	1	12%	7	29%	12	12%
	B	—	—	2	3%	4	3%	6	5%	12	4%
	NR	—	—	3	3%	9	2%	5	3%	17	3%
	Resi – CES Total	2	5%	7	4%	14	3%	18	5%	41	4%
	Total Alt-A	$16	17%	$20	6%	$82	12%	$45	11%	$163	11%
Subprime
	Resi – IGS
	AAA	$—	—	$—	—	$—	—	$7	76%	$7	76%
	AA	26	63%	37	83%	1	14%	—	—	64	71%
	A	20	59%	5	34%	—	—	—	—	25	52%
	BBB	16	48%	3	53%	—	—	—	—	19	38%
	Resi – IGS Total	62	57%	45	71%	1	6%	7	49%	115	58%
	Resi – CES
	BB	5	42%	—	—	—	—	—	—	5	42%
	B	—	—	3	55%	1	6%	—	—	4	17%
	NR	—	—	—	—	1	2%	1	2%	2	2%
	Resi – CES Total	5	42%	3	55%	2	3%	1	2%	11	8%
	Total Subprime	$67	55%	$48	69%	$3	3%	$8	14%	$126	37%
CMBS
	Comm – IGS
	AAA	$3	97%	$8	82%	$2	85%	$—	—	$13	93%
	AA	1	60%	—	—	—	—	—	—	1	60%
	A	9	60%	2	44%	—	—	—	—	11	57%
	BBB	7	47%	14	34%	1	27%	—	—	22	37%
	Comm – IGS Total	20	55%	24	45%	3	65%	—	—	47	50%
	Comm – CES
	BB	7	34%	13	27%	17	23%	1	16%	38	25%
	B	2	29%	8	22%	15	19%	—	—	25	20%
	NR	8	31%	7	19%	3	16%	—	—	18	21%
	Comm – CES Total	17	32%	28	23%	35	20%	1	16%	81	22%
	Total CMBS	$37	41%	$52	30%	$38	21%	$1	16%	$128	28%
CDO
	CDO – IGS
	AAA	$3	36%	$—	—	$—	—	$—	—	$3	36%
	AA	2	17%	1	12%	—	—	—	—	3	11%
	A	8	28%	1	16%	1	5%	—	—	10	20%
	BBB	10	30%	1	9%	4	17%	1	14%	16	22%
	CDO – IGS Total	23	28%	3	11%	5	15%	1	7%	32	21%
	CDO – CES
	BB	1	14%	1	6%	—	—	—	—	2	8%
	NR	1	1%	—	—	—	—	—	—	1	1%
	CDO – CES Total	2	2%	1	6%	—	—	—	—	3	3%
	Total CDO	$25	16%	$4	9%	$5	15%	$1	7%	$35	14%

Derivative Financial Instruments

We enter into interest rate agreements to help manage some of our interest rate risks. We enter into these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At September 30, 2008, Redwood was party to interest rate agreements with an aggregate notional value of $264 million and a net fair value of negative $2 million. At September 30, 2008 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.7 billion and a net negative fair value of $24 million. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of (loss) income through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At September 30, 2008, these CDS had a $78 million notional balance and a fair value of negative $76 million. At December 31, 2007, these CDS had a notional balance of $79 million and a fair value of negative $57 million. The decrease in fair value on CDS is included in market valuation adjustments, net, in our consolidated statements of (loss) income.

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

At September 30, 2008, there was $6.1 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $6.0 billion of Sequoia ABS issued that were also reported at cost. At September 30, 2008, there was $567 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $673 million of Acacia ABS issued that were also reported at fair value. In total, the assets of these two programs represent 96% of our total consolidated assets and the liabilities (ABS issued) of these programs represent 98% of our total consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three and nine months ended September 30, 2008.

Table 34 ABS Issued at Sequoia and Acacia — Activity

		Three Months Ended September 30, 2008
(In Thousands)	June 30, 2008	FAS 159 Transition Adjustments	Paydowns	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	September 30, 2008
Sequoia ABS issued with principal value, net	$6,148,204	$—	$(243,343)	$(558)	$—	$—	$5,904,303
Sequoia ABS interest only issued	26,367	—	—	(1,422)	—	—	24,945
Total Sequoia ABS Issued	6,174,571	—	(243,343)	(1,980)	—	—	5,929,248
Acacia issued ABS with principal value, net	935,072	—	(58,044)	—	(204,064)	—	672,964
Acacia ABS CES issued	—	—	—	—	—	—	—
Total Acacia ABS Issued	935,072	—	(58,044)	—	(204,064)	—	672,964
Total ABS Issued	$7,109,643	$—	$(301,387)	$(1,980)	$(204,064)	$—	$6,602,212

		Nine Months Ended September 30, 2008
(In Thousands)	December 31, 2007	FAS 159 Transition Adjustments	Paydowns	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	September 30, 2008
Sequoia ABS issued with principal value, net	$6,910,946	$—	$(1,001,022)	$(4,695)	$—	$(926)	$5,904,303
Sequoia ABS interest only issued	35,220	—	—	(10,275)	—	—	24,945
Total Sequoia ABS Issued	6,946,166	—	(1,001,022)	(14,970)	—	(926)	5,929,248
Acacia issued ABS with principal value, net	3,359,404	(1,468,346)	(205,365)	—	(1,012,729)	—	672,964
Acacia ABS CES issued	23,709	(21,326)	—	—	(2,383)	—	—
Total Acacia ABS Issued	3,383,113	(1,489,672)	(205,365)	—	(1,015,112)	—	672,964
Total ABS Issued	$10,329,279	$(1,489,672)	$(1,206,387)	$(14,970)	$(1,015,112)	$(926)	$6,602,212

Long-term Debt — Redwood

In 2006, we issued $100 million of long-term Redwood debt in the form trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In 2007, we issued $50 million of long-term Redwood debt in the form of subordinated notes which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

In our internal risk-adjusted capital calculations we include long-term Redwood debt in our capital base.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of September 30, 2008, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 35 Contractual Obligations and Commitments as of September 30, 2008

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Short-term debt – Redwood	$7	$7	$—	$—	$—
Long-term debt – Redwood	150	—	—	—	150
Anticipated interest payments on long-term Redwood debt	302	9	18	21	254
Accrued interest payable	1	1	—	—	—
Operating leases	14	2	3	3	6
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$474	$19	$21	$24	$410
Obligations of Securitization Entities:
Consolidated ABS(1)	$6,602	$—	$—	$—	$6,602
Anticipated interest payments on ABS(2)	6,974	407	771	910	4,886
Accrued interest payable	30	30	—	—	—
Total obligations of securitization entities	$13,606	$437	$771	$910	$11,488
Total Consolidated Obligations and Commitments	$14,080	$456	$792	$934	$11,898

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of September 30, 2008.

Accumulated Other Comprehensive (Loss) Income

The following table provides cumulative balances of unrealized gains and losses and carrying value by type and rating of real estate securities at September 30, 2008 and December 31, 2007. It also reflects the change in balances of cumulative unrealized (loss) gains during the first nine months of 2008.

Table 36 Other Comprehensive (Loss) Income — Real Estate Securities

	Cumulative (Loss) Gain	Adoption of FAS 159	Change in (Loss) Gain	Cumulative (Loss) Gain	Carrying Value
(In Millions)	December 31, 2007	January 1, 2008	Nine Months Ended September 30, 2008	September 30, 2008	September 30, 2008	December 31, 2007
Investment-Grade Securities
Residential	$(241)	$241	$(48)	$(48)	$164	$1,157
Commercial	(20)	20	—	—	—	90
CDO	(13)	7	4	(2)	7	114
Total IGS	(274)	268	(44)	(50)	171	1,361
Credit-Enhancement Securities
Residential	(143)	103	39	(1)	46	402
Commercial	(125)	87	34	(4)	64	337
CDO	1	—	(1)	—	7	10
Total CES	(267)	190	72	(5)	117	749
Total Real Estate Securities	$(541)	$458	$28	$(55)	$288	$2,110

On January 1, 2008 we elected the fair value option under FAS 159 for the assets and liabilities of Acacia entities and certain other assets at Redwood. The effect of this election was a reclassification of $458 million from accumulated other comprehensive income to retained earnings. This one time adjustment had no impact on our reported earnings. Subsequent changes to the values of FAS 159 assets and liabilities flow through our consolidated statements of (loss) income not through other comprehensive (loss) income.

As of December 31, 2007, most of our real estate securities were accounted for as AFS and were reported on our consolidated balance sheets at fair value. Additionally, most of the derivative instruments owned by Acacia entitles were accounted for as cash flow hedges and reported on our consolidated balance sheets at fair value. The differences between the value of these assets and their amortized costs were shown as a component of stockholders’ equity (deficit) as accumulated other comprehensive (loss) income. Periodic changes in the fair value of these assets relative to amortized cost were included in other comprehensive (loss) income.

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

Fair values for our securities and ABS issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security. Our valuation process relied on our internal values to estimate the fair values of our securities at September 30, 2008. We also request indications of value (marks) from dealers every quarter to assist in the valuation process for all of our assets and liabilities. For September 30, 2008, we received dealer marks on 75% of our assets and 88% of our liabilities on our consolidated balance sheet. One major dealer that we have used in prior periods provided no marks. In the aggregate, our internal valuations of the securities on which we received dealer marks were 20% lower than the aggregate dealer marks at September 30, 2008. Our internal valuations of our ABS issued on which we received dealer marks were within 1% lower of the aggregate dealer marks at September 30, 2008.

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

Mark-to-Market Adjustments

The rules regarding MTM accounting are complex and may not clearly reflect the underlying economics. This accounting and economic discussion is intended to provide investors with a better understanding of the impact of MTM adjustments on our reported financial results.

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

The first step in this assessment is to determine whether there has been an adverse change in the underlying cash flows generated by the security. It is difficult to separate with precision how much of the change in fair value is driven by changes in expected cash flows versus changes in market discount rates, but during periods of market illiquidity and uncertainty (as we have encountered since late 2007), the market discount rate impact can be significant. The third step is to determine whether we have the ability and intention to hold the security. The third step requires us to evaluate whether an impaired security will recover in value within a reasonable period of time. This step is very subjective, particularly when there is turmoil and uncertainty in the capital markets.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Much of our capital base is employed in owning credit-enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and alt-a and subprime residential loans) has increased and continues to increase. We may also own residential real estate loans that are not securitized.

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

In addition to residential and commercial CES, Redwood, the Fund, and Acacia own investment-grade and other securities issued by securitization entities that are sponsored by others. These securities are typically rated AAA through BBB-, and are in a third-loss or better position or are otherwise effectively more senior in the credit structure in comparison to first-loss CES or their equivalent. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

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

Item 4. Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluation the disclosure controllers and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

In connection with the completion of the audited financial statements for December 31, 2007, we concluded that a material weakness in our internal control over financial reporting resulted from the fact that we were unable to obtain the necessary evidence under SAB 59 to support our initial conclusion that a material portion of unrealized losses were recoverable as of December 31, 2007.

To address this material weakness we completed the additional analysis required under SAB 59 and implemented enhancements in our internal control over financial reporting that are designed to ensure that we continue to perform the requisite analysis on a quarterly basis.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There is no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the following risk factors reflect recent economic and market developments.

The current turbulence in the financial markets and economy may adversely affect our business and these conditions may not improve in the near future.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment have contributed to volatility in domestic and international markets at unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may contribute to a continuing deterioration in the distressed housing market and in the credit performance and book value of our assets, limit our ability to access the capital markets, and adversely affect our financial condition and results of operations. In addition, the federal government may, through its conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, expand the breadth of its lending in the U.S. housing market, resulting in enhanced competition for our credit enhancement business and diminishing our business expansion opportunities.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on mortgages and mortgage-related securities we own or may acquire in the future.

During the third quarter of 2008, the federal government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the mortgage loans and the related mortgage securities we currently own or may acquire in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. The following table contains information on the shares of our common stock that we purchased during the three months ended September 30, 2008.

	Total Number of Shares Purchased	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	—	—	—	5,000,000
August 1, 2008 through August 31, 2008	341,656	$18.05	$341,656	4,658,344
September 1, 2008 through September 30, 2008	—	—	—	4,658,344
Total	341,656	$18.05	$341,656	4,658,344

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

REDWOOD TRUST, INC.

Date: November 5, 2008	By: /s/ Douglas B. Hansen Douglas B. Hansen President (authorized officer of registrant)
Date: November 5, 2008	By: /s/ Martin S. Hughes Martin S. Hughes Chief Financial Officer and Secretary (principal financial officer)
Date: November 5, 2008	By: /s/ Harold F. Zagunis Harold F. Zagunis Managing Director and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002