Form 10-K
period 2008-12-31
REDWOOD TRUST INC
filed 2009-02-26
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $491,007,240 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 25, 2008 was 60,222,048.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2008 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide cash flow returns over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

All references to 2008, 2007, and 2006 refer to our fiscal years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Our primary real estate investments include investments in real estate loans and securities, investments in the securitization entities that we sponsor, and investments in a private fund that we sponsor.

Financial information concerning our business for each of 2008, 2007, and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A, and 8 of this Annual Report on Form 10-K.

Our web site can be found at www.redwoodtrust.com. We make available free of charge on, or through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Cautionary Statement

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (SEC), including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) the ability of our current and future investments to generate attractive future cash flows and returns with a comfortable margin of safety, (ii) our belief that our common stock offering in January 2009, and the investment of the proceeds thereof, will be accretive to our future financial results and significantly extend the duration of our investment cash flows, (iii) our expectation that we will generate over $100 million in positive cash flow from existing investments after operating and interest expenses in 2009, (iv) our expectations regarding future declines in home values, (v) our credit loss expectations for investments in investment grade securities and the sensitivity of investment grade securities to credit risk, (vi) our Board of Directors’ intention to pay a regular quarterly dividend of $0.25 per share in 2009, and (vii) our belief that government initiatives could result in an increase in mortgage prepayment rates.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in mortgage prepayment rates; the timing of credit losses within our portfolio; our exposure to adjustable-rate and negative amortization mortgage loans; the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the concentration of the credit risks we are exposed to; the ability of counterparties to satisfy their obligations to us; legislative and regulatory actions affecting the mortgage industry or our business; the availability of high quality assets for purchase at attractive prices; declines in home prices and commercial real estate prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; our ability to generate the amount of cash flow we expect from our investment portfolio; changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to; changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel; our failure to manage various operational risks associated with our business; our failure to maintain appropriate internal controls over financial reporting; our failure to properly administer and manage our securitization entities; risks we may be exposed to if we expand our business activities, such as risks relating to significantly increasing our direct holdings of loans; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; our ability to successfully deploy the proceeds from our recent common equity offering and raise additional capital to fund our investing activity; and other factors not presently identified. Fair values for our securities and ABS issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 25, 2009, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 20, 2008 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2008, Redwood employed 79 people.

ITEM 1A. RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to review any further disclosure we make in our reports on Forms 10-Q and 8-K filed with the SEC.

The current turbulence in the financial markets and economy may adversely affect our business and these conditions may not improve in the near future. There can be no assurance that the actions of the U.S. government (including through the Treasury Department, the Federal Reserve System, and other governmental bodies), which are intended to stabilize the financial markets, will achieve the intended effect or that the intended effect would be beneficial to our business.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the end of 2008. Continued concerns about the systemic impact of inflation or deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and the declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the second half of 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), the declared bankruptcy of Lehman Brothers Holdings Inc., the infusion of capital into financial institutions under the U.S. government’s Troubled Asset Relief Program (TARP), and other federal government interventions in the U.S. credit markets have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment have contributed to volatility in domestic and international markets at unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets and the strength of counterparties has led many lenders and institutional investors to reduce, and in some cases cease, lending to borrowers. Continued turbulence in the U.S. and international markets and economies may contribute to a continuing deterioration in the distressed housing market and in the credit performance and book value of our assets, limit our ability to access the capital markets, and adversely affect our financial condition and results of operations.

There can be no assurance that governmental actions will directly benefit our business or otherwise have a lasting and beneficial impact on the financial markets. For example, to the extent TARP does not function as intended to address conditions in the credit markets, our business may not be positively impacted. Alternatively, to the extent TARP is ultimately successful in stabilizing credit markets, it and other governmental actions may have the effect of influencing long-term interest rates in a manner that is not favorable to us. In addition, the federal government may, through its conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, expand the breadth of its lending in the U.S. housing market, resulting in increased competition and diminishing our business expansion opportunities. The U.S. government, the Treasury Department, the Federal Reserve System, and other governmental agencies may be considering taking other actions to address the financial crisis that may not benefit us and could, in fact, harm our business. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, mortgages and mortgage-related securities we own or may acquire in the future.

During the third quarter of 2008, the federal government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. In addition, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service. In January 2009, the President announced his “Homeowner Affordability and Stability Plan,” which is focused on reducing foreclosures. These programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including a proposed amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future law enforcement and legislative or regulatory actions, including amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the mortgage loans and the related mortgage securities we currently own or may acquire in the future.

Continued disruption in the mortgage securitization market may adversely affect our earnings and growth.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our business. However, due to current market conditions, we are not currently engaged in additional mortgage securitization transactions. We do not know when, or if, market conditions will allow us to restart our securitization business and the continued disruption of this market may adversely affect our earnings and growth. If mortgage securitization activity does resume among participants other than government sponsored entities, we do not know if it will be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to the volume of securitization activity we previously conducted. For example, the credit rating agencies have generally determined the amount of net investment we must make in a securitization entity to credit-enhance the securities issued by that entity. Increases in the amount of the net investment the credit agencies require us to make could adversely affect our ability to profitably sponsor new securitization entities.

If we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our financial condition and earnings may be adversely affected.

The manner in which we compete and the products for which we compete are affected by changing conditions which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government sponsored entities, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and earnings may be adversely affected.

Recently proposed legislation could alter the rights we have with respect to our Sequoia securitization entities, which could have business, operational, and legal compliance effects on us. This and other recently proposed legislation could also affect the exemptions from the Investment Company Act that we have historically relied on in structuring our business.

In January 2009, legislation was introduced in the Senate entitled the “Hedge Fund Transparency Act” and in February 2009 additional legislation was introduced in the Senate entitled the “Real Estate Mortgage Investment Conduit Improvement Act of 2009.” Although they have not been enacted into law, if enacted in their current forms each of these bills could affect our business, the way we structure our operations, and our compliance with various laws and regulations. In particular, they could affect rights relating to loan modifications with respect to loans held by our Sequoia mortgage securitization entities, the accounting treatment that applies to our Sequoia mortgage securitization entities, our ability to continue to satisfy the rules and tests that relate to our status as a REIT, and the exemptions we have relied on in structuring our business so as to not be subject to registration under the Investment Company Act. Among other things, these effects could result in increased losses resulting from loan modifications and increased costs of operating our business. Although it is difficult to fully assess the potential impacts on us at this time, they could be significant.

Political changes may alter the risks inherent in our business or result in changes in the industry we operate in, in each case in ways that may be adverse to our business.

The transition of control of the executive branch of the U.S. government and changes in the political make-up of the U.S. Senate and House of Representatives, particularly at a time of financial disruption and economic recession, could have long-term effects on our business that are difficult to assess. Changes in laws, regulations, or policies could negatively impact the housing market or the financial markets or could more directly and adversely affect our operations, the value of our investments, or the value of our common stock. For example, the U.S. Congress and various state and local legislatures are considering legislation, which, among other things, would permit limited assignee liability for certain violations in the mortgage loan origination process. We cannot predict whether or in what form Congress or various state and local legislatures may enact legislation affecting our business and we are also unable to predict how changes in regulations promulgated by federal, state, or local authorities may affect us.

Residential and commercial real estate loan delinquencies, defaults, and credit losses could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

We assume credit risk with respect to residential and commercial real estate loans through the ownership of securities backed by residential and commercial real estate loans, collateralized debt obligation (CDO) securities backed by residential and commercial loans and real estate securities, and through residential and commercial real estate loans. Residential and commercial credit-enhancement securities (CES) have below investment-grade credit ratings and, correspondingly, a higher degree of credit risk with respect to the residential and commercial real estate loans within the securitizations that issued these securities as compared to investment grade securities (IGS).

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. If the U.S. economy or the housing market continues to weaken, our credit losses could increase beyond levels that we originally anticipated or that we currently anticipate.

Rising interest rates may increase the credit risks associated with residential real estate loans. For example, the interest rate is adjustable for most of the loans securitized by securitization entities we have sponsored and for a portion of the loans underlying residential and CDO CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

The IGS we hold are exposed to the same types of credit-related risks described above. These assets initially received investment-grade ratings, but these initial ratings do not ensure that these securities will be free from credit losses, especially in a housing or economic downturn such as the one the U.S. is currently experiencing. In particular, certain of the IGS we hold are part of so-called “shifting interest” securitization structures, in which losses attributable to bankruptcy are distributed more evenly among IGS and CES issued as part of the same securitization. To the extent losses arise due to bankruptcy, which may occur more frequently if the proposed changes to the bankruptcy laws are enacted into law, IGS we hold may be exposed to significant losses.

We attempt to manage these risks by periodically evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, reductions or suspensions in regular dividends, and liquidity issues. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves or in the event that assets that have declined in value are deemed to be other-than-temporarily impaired, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and our ability to securitize assets.

The nature of the securities we hold exposes us to concentrated credit risk that could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Our residential and commercial CES have concentrated risks with respect to residential and commercial real estate loans, respectively. In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss CES holder, and then by holders of more senior CES. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related ABS, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial CES or residential and commercial IGS) in which we invest (or have an indirect interest).

We have significant credit risk in California and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, or any other adverse event specific to California. We also have credit risk in other states and our business may be harmed by an economic or housing downturn, natural disaster, terrorist event, or any other adverse event in an area where we have credit risk.

We have a concentration of residential and commercial real estate loans secured by property in California. In addition, a significant number of residential and commercial real estate loans that underlie the securities we own are secured by property in California. We have residential credit risk in all states although we do not have more than 1% of our residential loans in any one zip code. We also have commercial credit risk in most states. Nonetheless, we still have a significantly higher exposure in California and any event that adversely affected the California economy or real estate market could have a disproportionately adverse effect on our business.

A decline in the economy or difficulties in the real estate markets are likely to cause a decline in the value of residential and commercial properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans and securities.

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

We have credit risk and other risk exposure to commercial real estate.

The commercial real estate assets we own or in which we have an indirect interest through our investment in commercial mortgage backed securities and our investment in Acacia entities may be subject to significant credit and other risks, including environmental and legal risks. The net operating income and fair values of commercial real estate properties may fluctuate with economic cycles and as a result of other factors, so that debt service coverage may be unstable. The value of the property may not support the value of the loan if there is a default. Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. Many commercial real estate loans are not fully amortizing and, therefore, the timely recovery of principal is dependent on the borrower’s ability to refinance or sell the property at maturity.

The prices of commercial CES are more sensitive to adverse economic downturns or individual issuer developments than more highly rated real estate securities. A projection of an economic downturn, for example, could cause a decline in the price of commercial CES because of increasing concerns regarding the ability of obligors of loans underlying CES to continue to make principal and interest payments.

For some types of commercial loans, the commercial real estate securing the loan is in transition, such as a former office building that is in the process of being converted into condominiums. These loans entail higher risks than traditional commercial property loans made against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality for these loans may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as expected. The personal guarantees and forms of cross-collateralization that are secured in connection with some of these loans may not be effective.

Our commercial loans are illiquid. If we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates.

Mezzanine loans, distressed assets, and loan participations have concentrated credit, servicing, and other risks. We have in the past directly originated some of our commercial loans and participated in the origination of others, and may do so again in the future. This may expose us to credit, legal, and other risks that may be greater than is usually present with acquired loans.

We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. We review the underlying loan files prior to acquiring commercial loans and securities backed by commercial loans, but our review may not uncover these or other issues at that time. By the time these problems become apparent, we may have little or no recourse to the issuer of the securities or seller of the loan and we may incur losses as a result.

We assume credit risk on a variety of residential and commercial mortgage assets through our investments in Acacia entities.

The Acacia entities we sponsor own investment-grade and non-investment-grade securities issued by residential and commercial real estate loan securitization entities. Acacia also owns CDO securities created and issued by others and these securities usually have concentrated risks with respect to residential and commercial real estate. Other assets held by Acacia entities include, without limitation, loans, debt instruments, and derivatives. Assets held by Acacia entities are reported as part of our consolidated securities portfolio on our consolidated balance sheets. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities. Some of the securities Acacia owns are backed by subprime loans and alt-a loans that have substantially higher risk characteristics than prime-quality loans and are expected to have higher rates of delinquency and loss than prime loans. Some of the assets Acacia has acquired are investment-grade and non-investment-grade residential loan securities from the Sequoia securitization entities we have sponsored. Although we may have a limited degree of control or influence over the selection and management of the loans underlying Sequoia securitizations, we believe the possibility of loss on these assets remains approximately the same as it is for securities issued from securitizations of equivalent-quality loans that we did not sponsor. When the pools of residential loans underlying any of these securitizations experience poor credit results, Acacia’s securities could have their credit ratings down-graded, could suffer declines in fair value, or could experience principal losses. When any of these events occurs, it likely reduces our long-term returns and near-term cash flows from the Acacia CDO equity securities we have acquired. As a result of poor credit performance and outlook, a significant number of securities owned by the Acacia entities have been downgraded and cash flows to most of our Acacia CDO equity securities have been cut off. We expect the remaining Acacia CDO equity security that has not yet been cut off from cash flows to be cut off sometime in 2009 for similar reasons. We do not currently anticipate sponsoring any new Acacia transactions.

The nature of the assets underlying some of the securities we hold could increase the credit risk of those securities, which, in turn, could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

For certain types of loans underlying our CES or IGS, the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, a portion of the securities we acquire, or have an indirect interest in through our investment in the Acacia entities we sponsor, are backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. This is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans to which we are exposed, such as hybrid loans and teaser-rate adjustable-rate loans, may also have greater credit risk than more traditional amortizing mortgage loans.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential and commercial loans and securities. If unanticipated losses occur within the first few years after a loan is originated or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more mature loans or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of the principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected the creditworthiness of the borrower and the borrower’s to continue to make payments as well as new legislation, legal actions, or programs that allow for the modification of loans or ability for borrowers to get relief through bankruptcy.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we expect to earn from most of the residential real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential real estate loans. Prepayments are unpredictable and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce an asset’s fair value, which could reduce our ability to borrow against that asset and may cause a market valuation adjustment for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise, and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to grow and generate earnings.

We own a number of securities that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased earnings volatility.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively, or we may change our hedging strategies or the degree or type of interest rate risk we assume.

A portion of our equity-funded assets have adjustable-rate coupons. The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We may also acquire loans and securities which are generally held as inventory prior to sale to a securitization entity or as a longer term investment. We may fund assets with equity and with floating rate debt and to the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch would exist and we would earn less (and fair values may decline) if interest rates rise. We may or may not seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate agreements and, to the extent we do use hedging techniques, they may not be successful.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of real estate loans. Changes in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the fair value of our assets, and decrease our liquidity.

Except with respect to our adjustable-rate assets, higher interest rates generally reduce the fair value of most of our assets. This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning adjustable-rate residential whole loans.

When short-term interest rates fall, our premium amortization expense may increase on loans acquired by Sequoia prior to July 2004, which are reported on our consolidated balance sheet. Under the applicable GAAP accounting elections, the amortization expense for the current period is a function of actual and projected prepayments and the current LIBOR interest rate. During a period of rapidly falling rates, the effect that the interest rate has on the amortized amount may become the more significant factor and may increase the amount of premium amortized thereby decreasing our reported income for that period, all other factors being equal.

The securities and loans we own are likely to lead to variable returns.

We actively manage the risks associated with acquiring, holding, and disposing of real estate loans and securities. No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities. Changes in the credit performance or the prepayments on these real estate loans and the loans underlying these securities and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks. Changes in cash flows lead to changes in our return and also to potential variability in reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

For other assets, our revenue and income are based on changes in the fair value of the asset. As market conditions, liquidity, perceptions, supply, demand, and the fundamentals of each asset change, the fair values can vary widely, causing volatility in our reported earnings. Fair values for illiquid assets can be difficult to ascertain accurately, which may also lead to volatility and uncertainty of earnings.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets, liabilities, and derivatives can be volatile. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows and prepayments and credit performance.

A decrease in fair value may not necessarily be the result of a deterioration in future cash flows. For GAAP purposes, we mark-to-market some, but not all, of our consolidated assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. As a result, assets that are funded with certain liabilities and interest-rate matched with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets and securitization entities. The adverse effects include the inability to meet or agree upon covenants with counterparties, to enter into derivative contracts, or a reduction in the market price of our common stock.

Effective January 1, 2008, we adopted a new accounting standard, Financial Accounting Standards Board Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which enabled us to mark-to-market both the consolidated assets and liabilities of Acacia. Our adoption of FAS 159 resulted in a one-time cumulative-effect adjustment to retained earnings on the balance sheet on January 1, 2008, for the unrealized gains or losses on Acacia assets and liabilities at that time. We believe the adoption of FAS 159 reduced the magnitude of the disparity that existed between the value of Acacia under GAAP presentation and the economic value of Acacia at and prior to December 31, 2007. Even following the adoption of FAS 159, however, there will be differences between the value of Acacia under GAAP presentation and the economic value of our investments in Acacia, and they could be significant. Discrepancies arise as a result of market dynamics and the limitations of the measurement techniques required by FAS 159. In addition to affecting our consolidated GAAP balance sheet, the adoption of FAS 159 with respect to the Acacia assets and liabilities also affects our consolidated statements of income (loss), as we are required to record any changes in the fair value of those assets and liabilities in any given period. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings.

Our calculations of the fair value of the securities we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment. The use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition. Recent market disruptions have generated fewer third-party data points for us to consider in connection with our estimates of the fair value of our securities than were available to us in the past.

We report our securities at fair value on our consolidated balance sheets. In computing the fair values for illiquid securities such as the securities we own or consolidate and for which there are few, if any, observable third-party trades, we make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment. Use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition.

Although we rely on our internal calculations to compute the fair value of securities we own, we also request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. Recent market disruptions have resulted in fewer third-party generated data points for us to consider in connection with our estimates of the fair value of our securities than were available to us in the past.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities.

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information. However, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict. Such changes will have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future.

The assignment of an “investment grade” rating to a security by a rating agency (or our reference to a security as “investment grade” or “IGS”) does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is remote. For example, a large number of RMBS that were rated triple-A by one or more rating agencies have recently been downgraded, in many cases by several rating levels at one time.

Further downgrades in the credit ratings of bond insurers or any downgrades in the credit ratings of mortgage insurers could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business and operations.

Downgrades on securities could have an adverse effect on the value of some of our investments and our cash flows from those investments, particularly our equity investments in Acacia. The underlying documents of each Acacia securitization entity state that certain average rating levels must be met, and if not met on the securities held by the entity, then cash that would otherwise be distributed to the equity holders or the lower-rated debt holders, would instead be distributed to the more senior debt holders. Our investments in Acacia are primarily in the equity in the securitization entities, and the vast number of downgrades that rating agencies reported have caused most of the Acacia entities to fail this average rating test, which, in turn, has adversely affected our cash flows on our investments in these entities.

Some of the securities held by the Acacia entities as well as some of the securities held by Redwood are insured by bond insurers such as Ambac Financial Group Inc., MBIA Inc., and Financial Guaranty Insurance Co., which are commonly known as monoline insurers. These monoline insurers historically have had AAA credit ratings and this credit rating has been passed on to any bonds that they insure. The high number of recent credit downgrades and other recent market turbulence has revealed that these monoline insurers have greater credit risk exposure than previously realized and the credit ratings of a number of these insurers have been downgraded as a result. Any decline in the credit rating of a monoline insurer generally results in a corresponding decline in the credit ratings of the securities insured by that insurer.

Some of the loans held by our Sequoia securitization entities, or in which we have an indirect interest through securities we hold through Acacia or at Redwood, are insured in part by mortgage insurers. Mortgage insurance protects the lender or other holder of a loan, up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance generally is required only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value). Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation operations may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing residential loans may decline. The value of the commercial properties collateralizing commercial loans may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property. Changes in consumer behavior, bankruptcy laws, tax laws, regulation on the mortgage industry, and other laws may exacerbate loan losses. Future changes in rules that would enable loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts including the voiding of certain portions of these agreements may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts as we grow our portfolio will increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, but acquiring assets in an uncertain economic environment poses risks. Potential cash flow and mark-to-market returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned assets that may experience higher than expected levels of delinquency and default.

In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital recycling strategies.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold. Under the effective yield method of accounting that we use for GAAP accounting purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Business conditions, including credit results, prepayment patterns, and interest rate trends in the future are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitizations, service, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We have made investments in CDO debt and equity securities issued by CDO securitizations other than Acacia that own various types of assets, generally real estate related. These CDOs (as well as the Acacia entities) have invested in manufactured housing securities, subprime residential securities, synthetic securities that reference other securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in equity securities issued by CDOs that own trust preferred securities issued by financial institutions or other types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate ABS or corporate debt or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. A decision to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, we could in the future determine to invest a greater proportion of our assets in securities backed by subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest proceeds from principal repayments and deploy capital we raise, we must acquire new assets. If the availability of new assets is limited, we may not be able to acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are few sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase.

We do not originate loans and rely on the origination market to supply the types of loans we wish to credit-enhance. At times, due to heightened credit concerns, strengthened underwriting standards, or concerns about economic growth or housing values, the volume of originations may decrease significantly. In 2008, the volume of all types of loan originations was significantly lower than in recent years, and the volume may not return to previous levels in the foreseeable future. This reduced volume may make it difficult for us to acquire loans and securities.

The supply of new securitized assets available for purchase could continue to be reduced if the economics or form of the securitization continues to be unattractive. A key factor in the economics of securitization is a highly liquid market for triple-A rated securities. The events beginning in late 2007 and continuing through 2008 revealed that the liquidity of this market may be severely disrupted at times. Fears about credit quality and the changes in credit rating agencies’ analyses have dampened the demand for IGS backed by real estate loans and securities, and investor demand in the foreseeable future for these securities may not reach previous levels. Without a robust market for triple-A rated securities, the supply of real estate CES could be significantly diminished. In addition, the risks associated with the acquisition of loans for the purpose of securitization may increase significantly and we may choose not to acquire any loans during these periods.

We may allocate investment opportunities between us and investment funds or accounts we manage.

One of our long-term business strategies is to build an asset management business through our wholly-owned subsidiary, Redwood Asset Management, and as part of this strategy we may sponsor additional limited partnerships that Redwood Asset Management will advise. We believe that this strategy will allow us to expand our investment platform by attracting third party limited partnership investors. It will also enable us to generate management and performance fees for managing the investments of those limited partnerships, which may make investments in the same types of assets in which we invest. In addition, Redwood Asset Management may provide investment advice with respect to separately managed accounts that also invest in the same types of assets in which we invest. We will develop methodologies for allocating investment opportunities between Redwood and these limited partnerships and separately managed accounts. As a result, we may allocate investment opportunities, in whole or in part, to limited partnerships that we sponsor or separate accounts that we manage.

Many of our investments have limited liquidity.

The residential, commercial, and CDO CES we acquire are generally less liquid than the residential, commercial, and CDO IGS we acquire. In turbulent markets, it is likely that the liquidity of the lower-rated securities, and some of the higher-rated securities that we hold, may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or may incur significant losses upon sale of the assets.

As a result of the limited liquidity of the types of securities we acquire and our securitization entities issue, there may be little trading information available to verify the values at which we report these assets and liabilities on our financial statements. This makes the estimates of fair value reflected in our financial statements more assumption-based, and our reported earnings and book values may not reflect the values we ultimately realize from our portfolio.

We sometimes utilize short-term financial leverage and this could expose us to increased risks.

We have invested in the past and may invest in the future in IGS and residential whole loans financed with various types of short-term debt. By incurring this leverage we can generate attractive returns on our equity invested in these assets. However, as a result of the leverage, we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and hedges. Financing facilities may also force us to sell assets under adverse market conditions to meet lenders’ margin calls in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

Although we typically seek a variety of financing facilities from several counterparties, there can be no assurance that we would be able to establish short-term financing facilities or renew them when they mature. The failure to renew facilities could force us to sell assets in adverse market conditions. Liquidity in debt markets, including repo and commercial paper, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature.

To the extent the use of short-term financial leverage is or were to become critical to our business, the inability to access financial leverage throughwarehouse and repurchase facilities, credit facilities, or commercial paper may inhibit our ability to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

Our ability to fund our business or our investment strategy may depend upon our securing warehouse, repurchase, credit, commercial paper, and other forms of debt financing (or leverage) on acceptable terms. For example, pending the securitization of a pool of mortgage loans we may fund the acquisition of mortgage loans through borrowings from warehouse, repurchase, credit facilities, and commercial paper. We can provide no assurance that we would be successful in establishing sufficient warehouse, repurchase, credit facilities, and issuing commercial paper. In addition, because warehouse, repurchase, credit facilities, and commercial paper are short-term in nature, the lenders may decline to renew them upon maturity or expiration, making it more difficult for us to secure continued financing. During certain periods of the credit cycle such as has been in effect recently, lenders may curtail their willingness to provide financing. To the extent our business or investment strategy calls for us to access leverage through borrowing funds and counterparties are unable or unwilling to lend to us, then our business and results of operations will be adversely affected. Furthermore, to the extent we do employ leverage, and subsequently default or are unable to renew the facilities when they mature, we may suffer adverse consequences. In addition, it is possible that lenders who provide us with committed financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

Hedging activities may reduce long-term earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, to a lesser extent, prepayment risks) by balancing the characteristics of our assets and associated liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally attempt to enter into interest rate agreements that provide an appropriate and efficient method for hedging the desired risk.

Hedging against interest rate risks using interest rate agreements and other instruments usually has the effect over time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization, or to stabilize the future cost of anticipated ABS issuance by a securitization entity. Hedging may not achieve its desired goals. Pipeline hedging for loan purchase commitments may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of collateral or cash.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as special liquidity, basis risks, and counterparty risks.

Our quarterly earnings may be subject to fluctuations from period to period as a result of the accounting treatment for certain interest rate agreements or for assets or liabilities that do not necessarily match those used for interest rate agreements, or as a result of our failure to meet the requirements necessary to obtain specific hedge accounting treatment for certain interest rate agreements.

We may enter into derivative contracts that expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet.

We may enter into derivative contracts that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.

We may invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically a contractual relationship with a counterparty and not an acquisition of a referenced security or other asset. In these types of investments, we have no right directly to enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

The markets for these types of investments have, in some cases, only existed for a few years and may not be liquid. Many of these investments incorporate “pay as you go” credit events which have been introduced into the market fairly recently. For example, the terms of credit default swaps are still evolving and may change significantly, which could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship.

To date, we have entered into a limited number of these agreements. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit-enhancement on specific pools of real estate loans. We will attempt to manage the risks associated with these investments including counterparty risks, but our efforts may prove to be insufficient in enabling us to generate the returns anticipated.

Our results could be adversely affected by counterparty credit risk.

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back”, hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregations and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings; however, we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings could be adversely affected.

Our securitization operations expose us to liquidity, fair value, and execution risks.

Residential loan and CDO securitization operations require access to short-term debt to finance inventory accumulation prior to sale to the securitization entities. This debt may be unavailable or the terms of the available debt may be unfavorable to us. We expect to pledge the inventory assets we acquire to secure the short-term debt we incur. This type of debt is recourse to us and if the fair value of the collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Our goal is to sell the assets acquired with the proceeds from the debt to a securitization entity; however, if our ability to complete the securitization is disrupted and we are unable to extend the term of the debt incurred to finance the inventory of assets, we would need to sell the assets instead of completing the planned securitization, which typically would result in a loss.

When we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from the securitization of these assets. Widening ABS spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging results, and other factors could result in a securitization execution that provides lower cash flows than initially assumed. This could result in significant losses to us for tax purposes and reduced earnings for GAAP purposes.

Short-term borrowing arrangements used to support securitization operations include debt covenants. While these covenants have not meaningfully restricted our operations in the past, they could be restrictive to us in the future. In the event we violate debt covenants, we may incur expenses or losses, or our ability to incur additional debt may be restricted.

Our payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ abilities to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and fair values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, thus affecting our liquidity, financial soundness, and earnings.

Our securitization activities could expose us to litigation which may adversely affect our business.

We sponsor securitization entities which issue asset-backed securities. Through our Sequoia securitization entities, we issue ABS that are backed by mortgage loans held by the Sequoia entities. Through our Acacia securitization entities, we issue ABS that are backed by securities held by the Acacia entities. As a result of declining property values, increasing defaults, and other factors, the cash flows from the loans held by the Sequoia entities and the securities held by the Acacia entities may be insufficient to repay in full the ABS issued. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under the securities laws. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

Our due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal aspects of such investments which could lead to investment losses, and our ability to manage exposures to assets in which we have an indirect interest is limited.

Before making certain investments we may undertake due diligence efforts with respect to various aspects of the investment, including investigating the strengths and weaknesses of the originator or issuer of the asset and, in the case of investments in ABS, verifying certain aspects of the underlying assets themselves as well as other factors and characteristics that may be material to the performance of the investment. In making the assessment and otherwise conducting due diligence, we rely on resources available to us and, in some cases, an investigation by third parties. There can be no assurance that any due diligence process that we conduct will uncover relevant facts that could be determinative of whether or not an investment will be successful.

Moreover, our ability to manage our exposures on residential mortgage assets and other assets held indirectly by us through securitization programs (such as Sequoia and Acacia) is significantly limited by contractual and other constraints of the securitization vehicle structures in which such assets are held.

We have exposure under representations and warranties we make in the loan sale contracts with securitization entities.

In connection with our securitization activities, we sell the loans to the securitization entities we sponsor pursuant to agreements in which we make representations and warranties to those securitization entities with respect to the assets we transfer to them. If our representations and warranties are inaccurate, for example, because of irregularities in the underlying loans, we may be obligated to repurchase the loans from the securitization entities at principal value, which may exceed fair value. We generally obtain representations and warranties that parallel those we provide to the securitization entities from the parties from whom we acquired the loans. As a result, we believe that we should, in most circumstances, be able to compel the original sellers of the loans to repurchase from us the loans we are obligated to repurchase from the securitization entities. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loans or disputes its obligation to repurchase the loans, we may incur a loss upon repurchase of the loans from the securitization entity. Furthermore, if we were to establish a reserve to cover this contingency for GAAP purposes, the amount we reserve could turn out to be inadequate to cover losses incurred.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.

Our loans and loans underlying securities we own are serviced by third-party service providers. In the case of our securitization entities, these arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. Should a servicer experience financial difficulties, it may not be able to perform these obligations. Servicers who have sought bankruptcy protection may, due to application of provisions of bankruptcy law, not be required to make advance payments to us of amounts due from loan obligors. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations, or other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures, which our servicers may fail to provide. In the current economic environment, many servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general may result in credit losses, may increase our cost of doing business, and could harm our ability to securitize our real estate loans in the future.

We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights. Under the terms of most securities we hold we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. We may also need cash to repay any recourse short-term borrowings in the event the fair values of our assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons.

Our sources of cash flow may not be sufficient to satisfy these needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. Cash flows from most of our investments in CDO’s (including investments in Acacia) have been disrupted due to credit rating agencies downgrading securities owned by the securitization entity below certain average rating tests. For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. For some loans, borrowers have the option to make payments that are less than the fully amortized amount. Operating cash flows could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively, and our REIT status or our solvency could be threatened.

We are subject to competition and we may not compete successfully.

We are subject to competition in seeking investments. Our competitors include other mortgage REITS, Fannie Mae, Freddie Mac, financial institutions, securities dealers, insurance companies, investment funds, and other investors in real estate securities. In addition, other companies may be formed that will compete with us for investments or otherwise pursue investment strategies similar to ours. Some of our competitors have greater resources than us and we may not be able to compete successfully for investments. Furthermore, competition for investments may lead to a decrease in the returns available from the investments which may further limit our ability to generate desired returns.

Recent legislation may lead to increased competition. Until recently, Fannie Mae and Freddie Mac have been statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000. On February 7, 2008, Congress passed an economic stimulus package that includes provisions that increase the size of the loans these entities may purchase to up to $729,750 for loans originated between July 31, 2007, and December 31, 2008. Beginning on January 1, 2009, the maximum size of the loans these entities may purchase reverted back to $417,000, with the exception that certain high-cost areas are subject to a higher cap based on median home prices in those areas (which higher cap cannot be higher than $625,500). In the future these loan size limits could be increased, including by an act of Congress. In addition, to the extent that property values decline while these limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. The status of Fannie Mae and Freddie Mac as government-sponsored enterprises, combined with their size and other factors, make them significant competitors.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team. There can be no assurance that we will be able to attract and retain key personnel.

The expansion of our asset management business may expose us to new risks and will increase our cost of doing business.

We currently manage and receive a fee for managing the assets in our Acacia entities. We expanded our asset management business in 2008 by forming the Redwood Opportunity Fund, LP, and we may form additional limited partnerships and expand further into the asset management business in the future. New asset management activities may increase our exposure to litigation, fiduciary responsibilities, conflicts of interest arising from Redwood’s investment activities and the activities of the entities we manage, and other risks. We cannot be certain that we will be able to manage these risks effectively. In addition, as we expand our asset management business, our asset management subsidiary may register with the SEC as an investment advisor and, as a result, become subject to additional regulation and associated additional costs of compliance.

If we expand our asset management business, we will incur additional costs to establish new funds, limited partnerships, and other investment vehicles and to maintain appropriate controls and procedures and comply with applicable law and regulations. Our efforts to raise capital for these ventures may not succeed, or the capital we raise may not be sufficient to offset the initial and ongoing costs of these ventures.

If we purchase mortgage loans in the secondary market in the future, we may be required to obtain various state licenses and there is no assurance we would be able to obtain or maintain those licenses.

While we are not required to obtain licenses to purchase mortgage-backed securities, we may be required to obtain various state licenses to purchase mortgage loans in the secondary market. If we were to purchase mortgage loans in the secondary market, we may have to apply for and obtain these licenses before we could commence purchasing loans. We expect the licensing process would take several months. There is no assurance that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once any licenses were issued we would be required to comply with various informational and other requirements to maintain those licenses, and there is no assurance that we would be able to satisfy those requirements on an ongoing basis. If we purchase mortgage loans in the secondary market in the future, our failure to obtain or maintain the required licenses may restrict our investment options and could harm our business.

To the extent we own mortgage loans, we may be subject to liability for potential violations of predatory lending laws or similar laws, which could adversely impact our results of operations, financial condition, and business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the test even if the originator reasonably believed that the test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws, could subject us, as an assignee or purchaser of these loans, to monetary penalties and could result in rescission of the affected residential mortgage loans, which could adversely impact our results of operations, financial condition, and business.

We may be exposed to environmental liabilities with respect to properties to which we take title which could adversely affect our results of operations, financial condition, and business.

In the course of our business, we may take title to real estate. If we do take title, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our results of operations, financial condition, and business could be materially and adversely affected.

We may change our policies, procedures, practices, product lines, leverage, hedging strategies, or internal risk-adjusted capital guidelines in ways that may increase our risk exposure.

We may alter our policies, procedures, practices, product lines, leverage, internal risk-adjusted capital guidelines, and other aspects of our business. We may enter into new businesses, relationships, or partnerships or pursue acquisitions of other companies or a variety of different types of assets. These changes may increase the nature or magnitude of the risks to which we are exposed.

Our risk management efforts may not effectively mitigate the risks we seek to manage.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate operations risks, credit risks, interest rate risks, prepayment risks, liquidity risks, and other market risks related to our business, assets, and liabilities. We actively manage our risks but our risk management policies, procedures, and techniques may not be sufficient to mitigate the risks we have identified or to identify additional risks to which we are subject or may be subject in the future.

Our technology infrastructure and systems are important and any significant disruption could have an adverse effect on our business.

In order to analyze, acquire, and manage our investments and manage the operations and risks associated with our business, assets, and liabilities, we rely upon computer hardware and software systems. Some of these systems are located at our office and some are maintained by third party vendors. Any significant interruption in the availability or functionality of these systems could have an adverse effect on our operations.

We have taken steps to provide for the security of our systems and data. However, these security measures may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations.

Our business could be adversely affected if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no assurance that our disclosure controls and procedures or internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially and adversely affect our business, reputation, results of operation, financial condition, or liquidity.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions and reliance on GAAP results may not accurately reflect future taxable income and dividend distributions.

We manage our business based on long-term opportunities to generate cash flows. Our dividend distributions are generally driven by our minimum dividend distribution requirements under the REIT tax laws and our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Our reported results for GAAP purposes may differ materially, however, from both our cash flows and our taxable income.

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

For tax purposes, we generally do not mark-to-market any asset or liability. Any potential gain, loss, or impairment on an asset or liability is generally recognized for taxable income purposes only at the time of sale, call, or maturity of the asset or liability. For GAAP accounting purposes, certain assets and liabilities are marked-to-market with the changes in the fair values being reflected in the income statement in some cases. Thus, the amount and timing of any changes in the fair value of an asset or liability will likely be reported at substantially different periods when calculating GAAP and taxable income.

Accounting for compensation expense also varies for GAAP and tax calculations, especially in how costs relating to equity awards (such as options and deferred stock units) are determined. For the most part, under GAAP, the total expense associated with an award is determined at the award date and is recognized over the vesting period. For tax purposes, the expense is recognized at the date of distribution or exercise. This leads to the potential that the total expense related to equity awards, as well as the timing for the recognition of the expense, could be significantly different for GAAP and tax purposes.

There are other differences in calculating taxable and GAAP income and there could be further differences as accounting principles and tax regulations change.

As a result of these differences in GAAP and tax accounting, our cumulative taxable income and our cumulative dividend distributions have been far greater than our cumulative earnings reported under GAAP. To the extent that the credit loss assumptions we use for GAAP purposes on our existing portfolio do occur, then we would expect our future taxable income to decrease as the credit losses occur. To the extent the other-than-temporary impairments we have recognized for GAAP income purposes reflect a decrease in future cash flows, then our taxable income will decrease in future periods.

Our GAAP income to date also includes the expense of vested equity awards that have not yet been distributed or exercised. The taxable expense we will incur on these equity awards will be dependent on the value of our common stock at future dates and this amount could be significant in any one period depending on the timing of distributions and exercises.

Taxable income consists of ordinary income and capital gains and losses. In order to recognize capital losses, we can only offset them against capital gains. There can be no assurance that we could generate capital gains to offset any capital losses we incur. Thus, in such instances, our dividend distributions would not be reduced by the amounts of any unused capital losses.

Furthermore, we establish the amount of our dividend distributions during each year based in part on our estimate of taxable income for that year. Our estimates may not be accurate and this could affect our ability to make the dividend distributions we planned and could affect the character of dividend distributions as return or capital, ordinary income, or capital gains. As a result, our dividend distributions may not end up being made in the most economic or tax-advantaged manner.

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

To prepare our financial statements we depend on accounting principles, conventions, and interpretations. Over time, accounting principles, conventions, and interpretations may change, which could affect our reported income, earnings, and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity.

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities, including our common stock.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal

Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. Furthermore, in an environment where assets are subject to rapid changes in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. If we were to become subject to federal income tax, we might not have at that time the liquid assets to pay the taxes due, which could result in our needing to liquidate assets at unattractive prices. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status and avoiding the generation of excess exclusion income may reduce our flexibility and could limit our ability to pursue certain opportunities. Failure to appropriately structure our business and the transactions we enter into to comply with laws and regulations applicable to REITs could have adverse consequences.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity-level taxes on income from such transactions.
•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.
•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.
•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries in the future.
•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
•	Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.
•	A REIT is limited in its ability to earn income that is treated as compensation for services. Federal legislation has been proposed that would characterize taxable income earned in the form of a carried interest in an investment fund as compensation for services. If this legislation is enacted and does not contain a carve out for carried interests earned by REITs, we may need to restructure the way we invest in funds that we sponsor, including by having all or a portion of any carried interests held by our taxable affiliates and subject to taxation as compensation for services.

The rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the Internal Revenue Service may change. In circumstances where the application of these rules and tests to our business is not clear, we may have to interpret them and their application to us. We seek the advice of outside tax advisors in arriving at these interpretations, but our interpretations may prove to be wrong, which could have adverse consequences.

In addition, historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income (UBTI) to our tax-exempt stockholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue these transactions through a taxable subsidiary, which reduces the net returns on these transactions by the associated tax liabilities. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our common stock.

The requirements for maintaining REIT status or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits accorded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations. For example, federal legislation enacted in 2003 generally reduced the maximum federal tax rate for dividends payable to domestic stockholders that are individuals, trusts, and estates to 15% (through 2010), however, this legislation did not, as a general matter, reduce tax rates on dividends paid by REITs. Any future adverse changes could negatively affect our business and reduce the value of our common stock.

New subsidiaries that we may establish to conduct certain types of activities or for other for specific purposes may be taxable subsidiaries of a REIT and increase our costs of operations.

In order to expand our business, seek new opportunities, or for other business reasons, we may create new subsidiaries. Generally, these would be wholly-owned by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations. Some of these entities may be incorporated in states other than Maryland and some may be set up to expand into regulated or international businesses.

Some of these entities will be taxable subsidiaries. Taxable subsidiaries are wholly-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. That is, a taxable subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income, and any dividends paid to the parent are generally recognized as income at the parent level.

Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act of 1940, as amended, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act, however, in order to continue to do so we, among other things, must maintain at least 55% of our assets in certain qualifying real estate assets (the 55% Requirement) and are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements. Our efforts to comply with the 55% Requirement and the 25% Requirement may reduce our flexibility and could limit our ability to pursue certain opportunities.

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in the best interests of Redwood. Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief and we could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

Recently proposed legislation which could affect our ability to continue to qualify for an exemption from the Investment Company Act is described above under the risk factor entitled “Recently proposed legislation could alter the rights we have with respect to our Sequoia securitization entities, which could have business, operational and legal compliance effects on us. This and other recently proposed legislation could also affect the exemptions from the Investment Company Act that we have historically relied on in structuring our business.”

Our growth may be limited if we are not able to raise additional capital.

As a REIT we are required to distribute at least 90% of our REIT taxable income. Thus, we do not generally have the ability to retain earnings and we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock or convertible subordinated notes, or by taking on long-term debt. Following the completion of our recent public offering of common stock in January 2009, we have less than 15 million additional shares authorized for issuance under our charter, which will limit the amount of capital we can raise through share issuances unless our stockholders approve an increase in the authorized number of our shares in our charter.

In addition, we may not be able to raise capital at times when we see opportunities to employ capital. Many of the same factors that would make investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate and thus may accept reduced prices, and uncertainty about credit risk, housing, and the economy, may make it difficult for us to convince investors to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our portfolios. Our plan is to grow and we build our infrastructure accordingly. If we are unable to raise capital and expand our portfolios, our operating expenses may increase significantly relative to our capital base.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our stockholders for their shares in Redwood.

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our board of directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our board of directors. As of January 31, 2009, one institutional shareholder owned in excess of 9.8% of our outstanding common stock and our board of directors has granted a waiver to that shareholder to own shares in excess of 9.8%, subject to certain terms and conditions including the execution of a voting agreement. This voting agreement applies to the shares owned in excess of 9.8% by and states that the excess shares shall be voted on matters in the same proportion as all other shares are voted (exclusive of the 9.8% block voted by the party to the voting agreement.) Our board of directors may amend this existing waiver to permit additional share ownership or may grant waivers to additional stockholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MCGL) may have the effect of discouraging a third-party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of the preferred stock without the approval of our stockholders. In addition, provisions in our charter and the MCGL restrict our stockholders’ ability to remove directors and fill vacancies on our board of directors and restrict unsolicited share acquisitions. Our charter provides that our board of directors is divided into three classes serving staggered terms of office of three years each, and thus at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our directors. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our stockholders, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.

The ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Maryland law and we may (or, in some cases, are obligated to) indemnify our current and former directors and officers against certain losses relating to their service to us.

Our charter limits the liability of our directors and officers to us and you as a shareholder for money damages to the fullest extent permitted by Maryland law. In addition, our charter authorizes our board of directors to indemnify our officers and directors (and those of our subsidiaries or affiliates) for losses relating to their service to us to the full extent required or permitted by Maryland law. Our bylaws require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into indemnification agreements with our directors and certain of our officers and the directors of certain of our subsidiaries and affiliates which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.

Other Risks Related to Ownership of Our Common Stock

Investing in our common stock may involve a high degree of risk.

An investment in our common stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to our industry, our investing activity, our other business activities, and the manner in which we conduct our business, and the way we have structured our operations, including to comply with various laws and regulations, could result in the reduction or elimination of the value of our common stock. The level of risk associated with an investment in our common stock may not be suitable for the risk tolerance of many investors.

Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors should not rely on estimates, predictions, or management beliefs. The sustainability of our cash from operations will depend on a number of factors, including our level of investment activity, the amount and timing of credit losses, prepayments, and other factors. As a consequence, there can be no assurance about the sustainability of our cash flows. Although we seek to pay a regular common stock dividend rate that is sustainable, we may reduce our regular dividend rate in the future for a variety of reasons. We have paid special dividends in the past, but we did not pay a special dividend in 2008 and may not do so in the future. We may not provide public warnings of dividend reductions prior to their occurrence. Fluctuations in our current and prospective earnings, cash flows, and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect our stock price. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.
•	The market for similar securities issued by other REITs and other competitors of ours.
•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold.
•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts.

In addition, prices of stocks on U.S. and international stock markets have recently been subject to significant fluctuations, and the market price of our common stock has also fluctuated significantly during this period. Some of these fluctuations have been limited to specific industries, including ours, but some have affected markets overall. Furthermore, these fluctuations do not always relate directly to the financial performance of the companies affected. As a result of these and other factors, investors who own our common stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of January 31, 2009, we believe that several institutional shareholders each owned in excess of 5% of our outstanding common stock and on that date one institutional shareholders owned in excess of 9.8% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership stake in us. These significant ownership stakes could have adverse consequences for other stockholders because each of these stockholders will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of Redwood common stock, it could have an adverse effect on the market price of our common stock.

Although any beneficial owner’s voting rights associated with ownership levels above 9.8% are generally limited to casting 9.8% of votes eligible to be cast, the institutional stockholder that beneficially owns in excess of 9.8% of our outstanding common stock is a party to an agreement with us pursuant to which (i) we have granted a limited waiver of the restriction on beneficial ownership of in excess of 9.8% of our outstanding common stock and (ii) it has granted irrevocable proxies to members of our management with respect to the number of shares it beneficially owns in excess of 9.8% of our outstanding common stock (which we refer to as “excess shares”). The excess shares of common stock owned by this stockholder will be voted on all matters in the same proportion as the votes cast on such matters by all stockholders, excluding, in each case, votes cast by it. While this agreement is irrevocable, the agreement provides that if George E. Bull, III, chairman of the board of directors and Chief Executive Officer, ceases to be employed by us and ceases to serve on our board of directors, the transfer of voting rights and the appointment of proxies for the excess shares will terminate immediately, and the voting power with respect to those shares will revert to that stockholder. If this were to occur, that stockholder would be able to vote all shares beneficially owned, thereby potentially increasing such stockholder’s ability to influence the outcome of matters submitted to a vote of our stockholders. We may amend this agreement or enter into similar agreements with other stockholders in the future, in each case in a manner which allows for increases in the concentration of the ownership of our common stock held by one or more stockholders.

Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.

We may issue additional shares of common stock in subsequent public offerings or private placements. In addition, we may issue shares to participants in our direct stock purchase and dividend reinvestment plan and to our employees under our employee stock purchase plan and our incentive plan, including upon the exercise of or in respect of distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issues, which may dilute the existing stockholders’ interests in wus. In addition, if market participants buy shares from us in any such future share issuances it may result in them buying fewer of our shares in the open market, which in turn could have the effect of reducing the volume of shares traded in the marketplace, which could have the effect of reducing the market price of our common stock.

Our current and former directors and officers collectively beneficially own in excess of 5% of our common stock. Sales of our common stock by certain of these individuals are required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

There is a risk that you may not receive dividend distributions or that dividend distributions may decrease over time. Changes in the dividend distributions we pay may adversely affect the market price of our common stock.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. We generally intend to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our taxable income.

In the recent past we have consistently paid dividends; however, in November 2008, we announced our intention to reduce our 2009 regular dividend to a rate of $0.25 per share per quarter. Our ability to pay a dividend of $0.25 per share per quarter in 2009 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

We have broad discretion over the use of our cash and cash equivalents, including the net proceeds to us from our recent public offering of common stock in January 2009.

As of December 31, 2008 we had cash and cash equivalents of $126 million and in January 2009 we completed a public offering of common stock and raised additional funds. We also generate cash from investments we make and from other sources. We have broad discretion over the use of our cash and cash equivalents and you will be relying on the judgment of our management regarding their use. For example, although we currently expect to use the net proceeds from our January 2009 offering in the manner described under “Use of Proceeds” in the prospectus supplement relating to the offering (which was filed with the SEC on January 22, 2009), we have not allocated all of the proceeds for specific purposes. In addition, we may not be successful in investing cash and cash equivalents to yield favorable returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood has two leases for its principal executive and administrative offices located at One Belvedere Place, Mill Valley, California 94941. One lease expires in 2013 and the second lease expires in 2018. The 2009 rent obligation for these leases is $1.7 million. Additionally, Redwood also has one lease for administrative offices at 245 Park Ave., 39th Floor, New York, NY 10167, which expires in 2009. The 2009 rent obligation for this lease is $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2008, to our knowledge there were no material pending legal proceedings to which we or any of our subsidiaries were a party or to which any of our properties, or the properties of our subsidiaries, was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. As of February 20, 2009, our common stock was held by approximately 1,885 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 21,850. As of February 25, 2009, there were 60,222,048 shares of common stock outstanding. This amount includes 26,450,000 shares issued upon completion of a public offering on January 27, 2009.

The closing high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2008 and 2007 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2008
Fourth Quarter	$21.52	$9.78	12/31/2008	1/21/2009	$0.75	Regular
Third Quarter	$27.70	$17.93	9/30/2008	10/21/2008	$0.75	Regular
Second Quarter	$41.00	$22.79	6/30/2008	7/21/2008	$0.75	Regular
First Quarter	$45.63	$28.49	3/31/2008	4/21/2008	$0.75	Regular
Year Ended December 31, 2007
Fourth Quarter	$37.06	$23.58	12/31/2007	1/22/2008	$0.75	Regular
			11/26/2007	12/7/2007	$2.00	Special
Third Quarter	$46.75	$27.16	9/28/2007	10/22/2007	$0.75	Regular
Second Quarter	$51.15	$44.96	6/29/2007	7/23/2007	$0.75	Regular
First Quarter	$62.24	$47.33	3/30/2007	4/23/2007	$0.75	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. We intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income. During the third quarter of 2008, our board of directors decided to distribute 100% of our REIT taxable income generated during 2008 and 2007.

We announced a new stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. The following table contains information on the shares of our common stock that we purchased during the year ended December 31, 2008.

	Total Number of Shares Purchased	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 – July 31, 2008	—	$—	—	5,000,000
August 1, 2008 – August 31, 2008	341,656	18.05	341,656	4,658,344
September 1, 2008 – December 31, 2008	—	—	—	4,658,344
Total	341,656	$18.05	341,656	4,658,344

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

Five Year — Total Return Comparison
December 31, 2003 through December 31, 2008

	2003	2004	2005	2006	2007	2008
Redwood Trust, Inc	100.00	140.89	106.08	166.47	112.38	55.92
S&P Composite-500 Index	100.00	110.88	116.32	134.69	142.10	89.52
NAREIT Mortgage REIT Index	100.00	107.92	74.60	86.76	50.39	34.57

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for 2008, 2007, 2006, 2005, and 2004, is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K for each of 2007, 2006, 2005, and 2004. Certain amounts for prior periods have been reclassified to conform to the 2008 presentation.

(In Thousands, Except Per Share Data)	2008	2007	2006	2005	2004
Selected Statement of Operations Data:
Interest income	$567,545	$868,348	$884,801	$961,766	$658,854
Management fees	5,390	6,408	3,184	2,140	1,328
Interest expense	(420,871)	(658,170)	(704,888)	(759,410)	(432,749)
Net interest income	152,064	216,586	183,097	204,496	227,433
(Provision for) reversal of loan losses	(55,111)	(12,808)	359	431	(7,236)
Market valuation adjustments, net	(492,887)	(1,261,449)	(12,586)	(5,031)	(7,251)
Net interest (loss) income after provision and market valuation adjustments	(395,934)	(1,057,671)	170,870	199,896	212,946
Operating expenses	(62,094)	(58,555)	(55,925)	(48,382)	(38,692)
Realized gains on sales and calls, net	8,496	12,781	22,557	65,879	66,378
Minority interest allocation	1,936	—	—	—	—
Benefit from (provision for) income taxes	3,210	(5,192)	(9,970)	(17,521)	(7,997)
Net (loss) income	$(444,386)	$(1,108,637)	$127,532	$199,872	$232,635
Average common shares – basic	33,022,622	27,928,234	25,718,435	24,637,016	21,437,253
Net (loss) income per share – basic	$(13.46)	$(39.70)	$4.96	$8.11	$10.85
Average common shares – diluted	33,022,622	27,928,234	26,313,826	25,121,467	22,228,929
Net (loss) income per share – diluted	$(13.46)	$(39.70)	$4.85	$7.96	$10.47
Regular dividends declared per common share	$3.00	$3.00	$2.80	$2.80	$2.68
Special dividends declared per common share	$—-	$2.00	$3.00	$3.00	$6.00
Total dividends declared per common share	$3.00	$5.00	$5.80	$5.80	$8.68
Selected Balance Sheet Data:
Earning assets	$5,436,184	$9,695,240	$12,752,890	$16,529,286	$24,572,723
Total assets	$5,581,749	$9,938,472	$13,030,473	$16,776,960	$24,778,065
Short-term debt	$—	$7,561	$1,856,208	$169,707	$203,281
Asset-backed securities issued	$4,855,058	$10,329,279	$9,979,224	$15,585,277	$23,630,162
Long-term debt	$150,000	$150,000	$100,000	—	—
Total liabilities	$5,257,286	$10,656,751	$12,027,783	$15,842,000	$23,913,909
Total stockholders’ equity (deficit)	$301,852	$(718,279)	$1,002,690	$934,960	$864,156
Number of common shares outstanding	33,470,557	32,385,073	26,733,460	25,132,625	24,153,576
Book value per common share	$9.02	$(22.18)	$37.51	$37.20	$35.78
Other Selected Data:
Average assets	$8,026,050	$12,177,451	$14,123,151	$21,797,922	$21,559,604
Average debt and ABS issued outstanding	$7,386,690	$11,322,898	$12,996,244	$20,710,057	$20,748,658
Average common equity	$556,354	$723,807	$988,495	$970,269	$730,499
Net income/average common equity	(79.9) %	(153.2) %	12.9%	20.6%	31.8%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Redwood Trust, Inc., together with its subsidiaries, is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide cash flow returns over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Our primary source of income is net interest income, which consists of the interest income we earn from our investments in loans and securities less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchase and derive income from our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund LP (the Fund) — and investments in the securitization entities that we sponsor — Sequoia and Acacia.

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed entirely with equity and long-term debt, although we may use short-term debt financing to acquire securities and loans from time to time. Until recently, our investment focus has been on credit enhancement securities (CES, or below investment-grade securities) backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. These investments tend to have concentrated structural credit risk that is generally reflected in their credit ratings. More recently, we have been acquiring investment-grade securities (IGS) that generally have less concentrated credit risk than CES but have the potential to provide attractive rates of return.

The entities that we sponsor — the Fund, Sequoia, and Acacia — invest in real estate assets. Assets held at the Fund include real estate securities, primarily non-prime residential IGS and CDO IGS, which are funded through the sale of limited partnership interests to us and to third party investors. The offer and sale of these interests were privately placed and were not registered under the federal securities laws in reliance on an exemption from registration. Assets held at the Sequoia entities include residential real estate loans, which are funded through the issuance of asset-backed securities (ABS) to us and to third party investors. Assets held at the Acacia entities include real estate securities, and some loans and other mortgage related investments, which are funded through the issuance of ABS and equity to us and to third party investors.

Our investments in each of these entities are currently financed with equity and long-term debt. Our capital at risk is limited to these investments as each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. For financial reporting purposes, we are generally required to consolidate these entities’ assets, liabilities, and minority interests.

Recent Developments

We ended 2008 in the midst of a multifaceted downturn that may be the worst since the Great Depression. We were not surprised by the downturn, but we underestimated the extraordinary level and complexity of the financial risks that market participants had taken, the extreme level of leverage employed, and the degree to which the fates of most financial institutions and markets were intertwined. With the clarity of hindsight, we were too early with some of the investments we made in the first half of 2008, although we believe these investments will ultimately yield acceptable returns. On the positive side, we financed our 2008 investments with permanent capital, which allows us to hold these securities to maturity without the risk of margin calls or forced redemptions. In addition, starting in mid-June we ceased all investing activity so that we could assess the impact of the unprecedented developments occurring in the financial markets and the implications of government intervention in the mortgage market.

The mortgage credit markets remained under intense pressure through the end of 2008 as housing and economic activity continued to deteriorate, available credit and liquidity continued to contract, and the rating agencies issued a barrage of downgrades. In response, prices for residential and commercial real estate loans and securities saw a steep decline during the year. So far in 2009, asset prices seem to be holding relatively steady from year-end levels. We caution that this price stability may be temporary, especially as we expect significant additional downgrades of AAA-rated residential and commercial mortgage-backed securities.

The chart below illustrates the prices that investors were paying to compensate for the perceived credit risk of various types of residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) over the last two years. Prices for AAA RMBS and CMBS dropped dramatically in the fourth quarter of 2008 (after the Department of Treasury announced it would not use TARP funds to acquire non-agency mortgage securities). In early 2009, prices have partially recovered from their lows.

Source: Credit Suisse, JPMorgan Chase, Redwood Trust

Various arms of the federal government have announced a variety of programs and legislation, and Congress has adopted stimulus packages aimed at stemming the decline in home values, slowing the rate of foreclosures, and getting the economy and banking system back on track. Overall, these and other initiatives should be positive for Redwood. We support government policy aimed at helping homeowners. Actions that improve conditions in the housing market will directly benefit Redwood if they lead to lower losses and faster prepayments. We believe, however, that there is unlikely to be a near-term recovery in housing or the economy.

In spite of difficult times ahead, and after spending four months watching and analyzing from the sidelines, we have been active investors in residential IGS since the latter part of 2008. We believe we can now make attractive long-term residential mortgage-related investments with a comfortable margin of safety. We invested $46 million in AAA-rated residential IGS in the fourth quarter of 2008 at a weighted average price of 64% of face value and with average credit support of 12 percentage points. In addition, we invested $4 million in residential CES at a weighted average price of 2% of face value. We have continued to acquire assets in the first quarter of 2009 and through February 24, 2009, we invested $98 million in residential IGS at a weighted average price of 63% of face value and with average credit support of 11 percentage points. The vast majority of these RMBS investments are in senior securities backed by prime or near-prime loans.

It had become clear from our market analysis that the size of the current investment opportunity was substantially larger than the excess capital we had on hand to invest at the end of 2008. After much research and analysis, we concluded that raising funds through the sale of common stock would be accretive to earnings after the proceeds were deployed into new investments and would, therefore, be in the best interest of Redwood and its shareholders. We commenced a common stock offering in January 2009 and were successful in raising $283 million of new equity capital for the company. This was an offensive and discretionary capital raise, as our existing investments continue to generate more than sufficient cash flow to cover our operating costs. We expect to generate over $100 million in positive cash flow in 2009 from our existing investments, and had $126 million of unrestricted cash and no short-term debt at December 31, 2008. Additional investments made with the capital raised will significantly extend the duration of our investment cash flows and allow us to leverage our existing overhead without adding personnel, systems or space.

Outlook

Looking ahead to 2009 and 2010, we see no easy fixes to the many economic challenges we face. We expect governments and the private sector to continue probing for solutions that will enable homeowners and the markets to stabilize. Complicating the problem is the extreme level of anger from all quarters (in some cases, justifiably so) at banks, regulators, Wall Street and Washington, among others. We are not yet at the point at which emotions can subside and people can resume working with and trusting each other again. We believe it is simply going to take time, and that eventually, market forces will take hold and provide the needed stability for the economy to recover.

Of course, of particular interest to Redwood, is the health of the housing sector. It is clearly in Redwood’s interest for home values to stabilize as soon as possible. Unfortunately, despite all the good intentions of government programs, we believe that home values will continue to fall for some time until housing inventories decline and values come back in line with income and rental fundamentals. The rapid increase in home values between January 2000 and December 2006 — a period during which home prices doubled – was driven not by fundamentals but by excessive leverage and creative “affordability” mortgage products that stretched the purchasing power of borrowers. Home ownership rates, which had averaged 65% in the 20 years prior to 2000, rose to 69% between 2004 and 2006. We believe we are now in the midst of a painful retrenchment period during which home values and home ownership rates will decline until they are in line with historical norms. Realistically, this is likely to take years.

As the government becomes further enmeshed in the banking system, and as support builds for a bankruptcy law cramdown amendment that will enable bankruptcy courts to modify mortgage loan terms, we believe the industry will continue to see mounting pressure to accept loan modifications (or be forced to accept them through a cramdown in bankruptcy). We believe those loan modifications will have a relatively small financial impact on our existing portfolio. We expect that the biggest impact of modifications will be on lower-rated non-prime securities. Our capital investment in these types of securities is minimal ($0.24 per share at December 31, 2008). For new investments, our analysis takes into account the likely negative impact to investors from projected loan modifications.

Like loan modifications, we do not think that bankruptcy cramdowns will have a major impact on Redwood. We believe cramdowns will have more of an impact on non-prime securities, for which we have an increasingly smaller exposure. We note that as of December 2008, only 0.22% of prime borrowers were in bankruptcy proceedings compared to 2.65% for subprime borrowers according to data from LoanPerformance. Furthermore, the proposed cramdown amendment may result in additional downgrades of AAA securities and additional forced selling by investors whose capital allocation is ratings sensitive. This could present attractive investment opportunities for Redwood, as many current AAA investors are ratings sensitive and could be pressured to sell (i.e. they can only own securities that are rated AAA). Other investors, such as banks, would face significantly higher capital requirements to hold lower-rated securities.

We continue to offer support for government programs designed to alleviate the housing and credit crisis, but we believe that as a nation, we must determine what long-term role the government should play in the mortgage market. We are of the opinion that governmental entities can’t do it all, and that private sector financing through securitization will be essential to getting the mortgage markets back on track. We will continue to support the creative exploration of securitization solutions and we look forward to resuming our role of facilitating credit risk transfers. In the meantime, we will continue to invest carefully and patiently in assets that we believe will generate attractive returns with comfortable margins of safety.

Our investment philosophy has not changed — we intend to continue acquiring assets that we believe will generate attractive long-term cash flows. Our primary focus will be on investments similar to our recent purchases — senior cash flows from prime and near-prime RMBS. To a lesser degree, we may selectively purchase credit-sensitive securities with a shorter duration, but with the expectation of high projected rates of return. As we intend to fund these investments with permanent capital, we can sustain a period of price volatility without the risk of margin calls or equity redemptions. If market discount rates go higher and asset prices go lower, it affects our opportunity cost, but does not change our long-term investment returns.

We have no current plans to purchase commercial mortgage-backed securities, although we constantly monitor the commercial market and the steps the government is taking in this area. We believe that difficult times lay ahead in the commercial real estate sector, as escalating economic woes continue to place downward pressure on property-level cash flows and valuations. Commercial lending activity has been dramatically curtailed, with no new securitizations issued since the first half of 2008. Rising delinquencies have recently prompted multiple ratings downgrades for some existing CMBS up to and including junior AAA securities. While the government appears committed to eventually facilitate liquidity to the commercial sector, it is our expectation that in the near-term, the government’s aim will remain more consumer focused.

We expect that GAAP earnings will remain volatile in the near term due to mark-to-market (MTM) adjustments. We may recognize additional GAAP impairment losses on residential, commercial, and CDO securities held at Redwood. Negative MTM balance sheet write-downs that have not yet been realized through our income statement totaled $48 million at December 31, 2008. Future income statement impairment charges related to these unrealized losses will not affect GAAP book value since these MTM losses were already deducted from stockholders’ equity at December 31, 2008. The fair value accounting principles we follow for the assets and liabilities at Acacia may also contribute to future MTM volatility.

Actual REIT taxable income in 2009 will depend on the timing of credit losses and the level of taxable income generated by our new and existing investments. We currently expect that taxable income will continue to be pressured by the realization of credit losses in 2009 and it is highly probable that taxable income for 2009 will be negative. In November 2008, our Board of Directors announced its intention to distribute a regular dividend of $0.25 per share per quarter during 2009.

Summary of Results of Operations and Financial Condition

Our reported GAAP net loss was $444 million ($13.46 per share) for 2008 as compared to a GAAP net loss of $1.1 billion ($39.70 per share) for 2007. Our GAAP book value per common share was $9.02 at December 31, 2008, an increase from negative $22.18 at December 31, 2007 and a decrease from $23.18 at January 1, 2008 (our estimated book value after giving effect to our adoption of FAS 159). We declared regular dividends of $3.00 per share for 2008, the same regular dividends per share declared for 2007. We did not declare a special dividend for 2008 and declared a $2.00 per share special dividend for 2007.

The following table presents the components of our GAAP net (loss) income for 2008, 2007, and 2006.

Table 1 Net Income

	Years Ended December 31,
(In Thousands, Except Share Data)	2008	2007	2006
Interest income	$567,545	$868,348	$884,801
Management fees	5,390	6,408	3,184
Interest expense	(420,871)	(658,170)	(704,888)
Net interest income	152,064	216,586	183,097
(Provision for) reversal of loan losses	(55,111)	(12,808)	359
Market valuation adjustments, net	(492,887)	(1,261,449)	(12,586)
Net interest (loss) income after provision and market valuation adjustments	(395,934)	(1,057,671)	170,870
Operating expenses	(62,094)	(58,555)	(55,925)
Realized gains on sales and calls, net	8,496	12,781	22,557
Minority interest allocation	1,936	—	—
Benefit from (provision for) income taxes	3,210	(5,192)	(9,970)
Net (Loss) Income	$(444,386)	$(1,108,637)	$127,532
Diluted weighted average common shares outstanding	33,022,622	27,928,234	25,718,435
Net (loss) income per share	$(13.46)	$(39.70)	$4.96

Our results for 2008 reflect the continuing impact of an uncertain economic environment and deteriorating housing and credit markets, resulting in significant asset price declines, high levels of market volatility, and reduced levels of liquidity for mortgage-related securities. Our net loss of $444 million for 2008 resulted from significant negative market valuation adjustments (MVA) on real estate securities and derivatives, triggered by accounting impairment charges, and declines in interest rates. Negative MVA were significantly lower in 2008 as compared to 2007 due to fewer impairment charges and our adoption of FAS 159 on January 1, 2008, which allowed us to offset asset and liability MVA at Acacia.

Our net loss for 2008 also reflects a $42 million increase in the provision for loan losses at Sequoia as compared to 2007 due to higher expected losses on residential real estate loans. Loss allowances calculated under GAAP increased for all Sequoia pools during 2008 and in some cases exceeded our investment at risk in certain pools. During the fourth quarter of 2008, we sold our interests in three Sequoia securitizations and recorded a $5 million net realized gain from the resulting removal of $1.3 billion of loans and related ABS liabilities from our consolidated balance sheet.

Net interest income was $152 million for 2008 as compared to $217 million for 2007, a decline of $65 million. Net interest income at Redwood declined by $40 million due to higher credit losses, slower prepayments, and lower interest rates on securities, and due to our decision to hold larger amounts of low yielding cash balances throughout 2008. Net interest income at Sequoia declined by $9 million due to lower interest rates on adjustable rate loans, partially offset by lower premium expenses. Net interest income at Acacia declined by $26 million due to the absence of discount income on securities in 2008, stemming from accounting changes resulting from our adoption of FAS 159. These declines were partially offset by $10 million of net interest income generated on securities at the Fund during 2008.

Operating expenses increased by $3 million in 2008 as compared to 2007 primarily due to an increase in non-recurring legal and consulting expenses.

There was an $8 million positive change in our tax provision in 2008 as compared to 2007. In August 2008, our Board of Directors decided to distribute 100% of our REIT taxable income generated in 2007 and 2008 as dividends to shareholders. Because we had previously planned to distribute 90% of REIT taxable income (the minimum REIT requirement) and retain 10%, we were able to eliminate a provision for taxes on the undistributed portion of taxable income. At December 31, 2008, there was no undistributed REIT taxable income available to our shareholders.

The Results of Operations section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of net income for 2008, 2007, and 2006.

In 2008 and 2007, we earned an estimated $23 million and $161 million, of REIT taxable income, or $0.70 per share and $5.65 per share, respectively. Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and does not include taxable income earned in taxable subsidiaries. Our REIT taxable income determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. Our declared regular dividends of $3.00 per share for 2008 include $0.70 per share of taxable income earned in 2008, $2.05 per share of taxable income previously undistributed from prior years, and $0.25 per share accounted for as a return of capital for tax purposes.

The decrease in REIT taxable income for 2008 as compared to 2007 was primarily due to an increase in realized credit losses. For tax purposes, we are not permitted to establish credit reserves on securities and do not record impairments or other changes in the fair value of financial assets or liabilities. Realized credit losses for tax purposes were $116 million and $11 million, or $3.50 and $0.39 per share, for 2008 and 2007, respectively.

Book Value

The Financial Condition, Liquidity, and Capital Resources section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of GAAP book value at December 31, 2008 and 2007. The following supplemental non-GAAP components of book value addresses our assets and liabilities at December 31, 2008, as reported under GAAP and as estimated by us using fair values for our investments. We show our investments in the Fund, and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our estimated economic value is calculated using bid-side asset marks, as required to determine fair value under GAAP. This method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets. For additional information to consider when reviewing the following supplemental non-GAAP components of book value, please see “Factors Affecting Management’s Estimate of Economic Value” below.

Table 2 Book Value

	December 31, 2008
(In Millions, Except Per Share Data)	As Reported	Adjustments		Management's Estimate of Economic Value
Cash and cash equivalents	$126			$126
Real estate securities (excluding Sequoia and Acacia)
Residential	145			145
Commercial	42			42
CDO	4			4
Subtotal real estate securities	191			191
Investments in the Fund	28			28
Investments in Sequoia	97	(32)(a)		65
Investments in Acacia	16	(7)(b)		9
Total securities and investments	332			293
Long-term debt	(150)	108	(c)	(42)
Other assets/liabilities, net(d)	(6)			(6)
Stockholders’ Equity	$ 302			$ 371
Book Value Per Share	$ 9.02			$ 11.10

(a)	Our Sequoia investments consist of credit enhancement securities, investment grade securities, and interest-only securities. We calculated the $65 million estimate of economic value for these securities using the same valuation process that we followed to fair value our other real estate securities. In contrast, the $97 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by these entities to third-party investors. We account for these loans and ABS issued at cost, not at fair value.
(b)	Our Acacia investments consist of ABS issued and equity interests; we also have management agreements with each entity. The $9 million estimate of economic value of our investments in Acacia entities represents the value of the ABS acquired using bid-side marks from third parties plus the net present value of projected cash flows from our Acacia management fees discounted at 45%. We valued our equity interests at zero. In contrast, the $16 million GAAP value of these investments represents the difference between securities owned by the Acacia entities and the ABS issued by these entities to third-party investors. We account for these securities and ABS issued at fair value.
(c)	We issued $150 million of 30-year long-term debt at an interest rate of LIBOR plus 225 basis points. Under GAAP, these notes are carried at cost. Economic value is difficult to estimate with precision as the market for the notes is currently inactive. We estimated the $42 million economic value using the same valuation process used to fair value our other financial assets and liabilities. Estimated economic value is $108 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk, if we had issued this long-term debt at December 31, 2008, investors would have required a substantially higher interest rate.
(d)	Other assets/liabilities, net are comprised of real estate loans of $3 million, $4 million of deferred taxes, $6 million of accrued interest receivable, and other assets of $27 million, less dividends payable of $25 million and accrued interest and other liabilities of $21 million.

The following table presents the carrying value of our real estate securities at Redwood by vintage at December 31, 2008.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

December 31, 2008 (In Millions)	2004 & Earlier	2005	2006 - 2008	Total	% of Total Securites
Residential
IGS
Prime	$16	$41	$16	$73	38%
Non-prime	—	25	17	42	22%
Total IGS	16	66	33	115	60%
CES
Prime	18	2	2	22	12%
Non-prime	1	1	6	8	4%
Total CES	19	3	8	30	16%
Total Residential	35	69	41	145	76%
Commercial CES	10	9	23	42	22%
CDO	—	4	—	4	2%
Total Securities at Redwood	$45	$82	$64	$191	100%

Our investment strategy for real estate securities has shifted over the past year to acquiring residential prime and near prime senior cash flows with a comfortable margin of safety to protect against escalating credit losses. As a result, the fair value of our residential IGS at December 31, 2008, was $115 million, representing 60% of our total portfolio, an increase from 4% at December 31, 2007. This percentage change in the components of our total portfolio was also the result of declines in the value of our CES, as discussed below.

Our returns on these IGS investments will be based on how much principal and interest we ultimately receive and how quickly we receive it. We fully expect, and base our analysis on, more bad things happening in housing. In our base case, we expect, on average, another 18% decline in nationwide home values and as much as a 35% decline in some major markets. In this market, our target investment profile has been attractive mid- to high-teen returns in the unlevered base case, well-protected stress case returns, and exceptional upside returns if we benefit from faster prepayments or lower credit losses. We model these profiles based upon our forecasts of the underlying collateral cash flows and the level of subordination protecting against future credit losses. We do not rely on credit ratings as part of our investment decision process. We emphasize this point because in 2009 we expect significant rating agency downgrades of prime and non-prime AAA-rated residential IGS issued from 2005 through 2008. The overall credit performance of loans underlying these vintages is significantly worse than the rating agency original expectations. In many cases, we expect securities currently rated AAA to be downgraded below investment grade, and in some cases downgraded to CCC.

As our IGS investments primarily represent senior cash flows, we do not expect a high level of losses. Our IGS returns are generally more sensitive to changes in prepayment rates than they are to credit. As has been well-publicized, many borrowers are currently having difficulty refinancing due to high non-agency mortgage rates, insufficient home equity, and stringent underwriting. A pick-up in refinance activity either from lower non-agency mortgage rates or from the government’s initiatives to stimulate refinancing would benefit our IGS returns.

The fair value of our residential CES portfolio was $30 million representing 16% of our total portfolio at December 31, 2008, down from 44% a year ago. This decline resulted from a reduction in market values due to negative mark-to-market adjustments and from our decision to re-direct our investment focus to senior cash flows (or IGS). We acquire CES at a significant discount to principal value as credit losses could reduce or eliminate the principal value of these bonds. In an ideal environment, we would experience fast prepayments and low credit losses allowing us to recover a substantial part of the discount as income. Conversely, a less beneficial environment is the environment we are currently experiencing with slow prepayments and high credit losses.

Our residential CES from 2004 and prior total $19 million and are carried on average at 9% of their face values. From a credit standpoint, those vintages are generally performing in line with or better than our initial expectations. Our CES investments from 2005 to 2008 vintages total $11 million, representing 2% of face value. Based on the poor credit trends underlying these vintages, we expect that future credit losses will eliminate virtually all of the principal or face amount of these securities. Therefore, the value ascribed to these securities is derived from the present value of future interest we expect to collect before actual credit losses are realized.

Our commercial CES represents 22% of our securities portfolio, down from 43% a year ago. We have not purchased commercial securities since the first quarter of 2007. Due to continuing deterioration in the fundamentals (increasing vacancies, falling rents) in an increasingly weakening economy (slowdown in consumer spending, increase in layoffs and unemployment), we wrote down our commercial CES to $42 million, or 8% of face value in the fourth quarter.

The GAAP value (which equals fair value) of our investments in the Fund was $28 million at December 31, 2008. These investments represent a 52% interest in the Fund, which closed in March 2008 and is fully-invested. The Fund is managed by a subsidiary of Redwood. All of the Fund’s cash flow (excluding expenses and management fees) is distributed to the limited partners quarterly.

The GAAP value and fair value of our investments in Sequoia was $97 million and $65 million, respectively, at December 31, 2008. These investments consist primarily of interest-only securities (IOs) and to a lesser extent IGS and CES. Our returns on these investments are most sensitive to prepayments although material changes in interest rates also have a short term impact on cash flows generated.

The GAAP value and fair value of our investments in Acacia, was $16 million and $9 million, respectively, at December 31, 2008. These investments represent equity interests and ABS issued from our Acacia CDO securitization entities and the management fees we receive from those entities. Due to various provisions in each CDO securitization, our equity interests are generally cut off from cash flows and we only expect limited returns on the ABS issued we own. We value the management fees at $5 million, which equals our projected fees discounted at a 45% rate.

Pro Forma Estimate of Economic Value

The following table shows the components of management’s estimate of economic value on a pro forma basis after giving effect to the $283 million common equity raised in January 2009.

Table 4 Pro Forma Estimate of Economic Value

	December 31, 2008		Pro Forma(a)
(In Millions, Except per Share Data)	Management's Estimate of Economic Value	Per Share	Management's Estimate of Economic Value	Per Share
Cash and cash equivalents	$126	$3.76	$409	$6.81
Total securities and investments	293	8.77	293	4.88
Long-term debt	(42)	(1.25)	(42)	(0.70)
Other assets/liabilities, net	(6)	(0.18)	(6)	(0.10)
Stockholders' Equity	$ 371	$ 11.10	$ 654	$ 10.89

(a)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for 2008. These price declines may not be indicative of price declines in the market in general.

The shares of common stock issued in the January 2009 public offering were priced at $11.25 per share and, after underwriting fees and other expenses of $0.53 per share, the net proceeds to Redwood were $10.72 per share. This is the reason pro forma economic book value declined from $11.10 per share pre-offering to $10.89 per share post-offering.

Capital and Liquidity

Throughout 2008, we maintained our strong balance sheet and liquidity. At December 31, 2008, we had $126 million in cash and cash equivalents, or $3.76 per share. As adjusted to reflect the receipt of the $283 million common stock offering in January 2009, we had $409 million in cash and cash equivalents, or $6.81 per share. All of our cash and cash equivalents are invested in U.S. Treasury Bills or FDIC-insured bank deposits. We ended 2008 with total capital of $452 million, which consists of $302 million of common equity and $150 million of 30-year long-term debt due in 2037. We had no short-term debt at December 31, 2008, and do not anticipate adding any in the current environment since our anticipated acquisitions are generally illiquid and subject to volatile market value changes. We fund these investments with permanent capital (equity and long-term debt) that will enable us to hold the securities to maturity without the risk of margin calls or forced redemptions.

Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statement of Cash Flows included in this Annual Report on Form 10-K, we show in the table below (i) the beginning cash balance at September 30, 2008, and the ending cash balance at December 31, 2008, which are GAAP amounts, and (ii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for the fourth quarter of 2008 is derived by aggregating and netting all items within our GAAP Consolidated Statement of Cash Flows that were attributable to the fourth quarter of 2008.

Table 5 Redwood Sources and Uses of Cash

(In Millions)	Three Months Ended December 31, 2008
Beginning Cash Balance at 9/30/08	$177
Business cash flows:
Cash flow from investments	40
Asset management fees	1
Operating expenses paid	(12)
Interest expense on debt	(2)
Total Business Cash Flows	27
Other sources and uses:
Proceeds from asset sales	1
Proceeds from equity issuance	2
Changes in working capital	2
Acquisitions	(50)
Dividends paid	(26)
Repayment of debt	(7)
Total Other Uses	(78)
Net Uses of Cash	(51)
Ending Cash Balance at 12/31/08	$126

Our $40 million of cash flow from investments for the fourth quarter of 2008 declined from $60 million in the prior quarter, as shown in the table below. This decline was due to lower principal repayments on our securities, lower interest rates, and the lack of one-time events (which had increased our third quarter cash flows from our investments in the Fund and in Acacia). Cash flow from investments does not include the gross cash flows generated by the Fund and by the Sequoia and Acacia securitization entities that are not available to Redwood, but does include the cash flow generated by our investments in these entities.

Table 6 Cash Flow from Investments

	Three Months Ended
(In Millions)	September 30, 2008	December 31, 2008	Change
Redwood
Residential principal	$17	$10	$(7)
Residential interest	13	11	(2)
Commercial	5	5	—
Total Redwood	35	26	(9)
Investments in Sequoia	13	9	(4)
Investments in Acacia	5	2	(3)
Investments in the Fund	7	3	(4)
Total Cash Flow from Investments	$60	$40	$(20)

The $40 million of cash flow from investments for the fourth quarter included $27 million of coupon interest and $13 million of principal payments.

The following table details the source of our cash flow from investments, by vintage, for the fourth quarter. Most of our cash flows are generated by more seasoned investments, which we believe provides a level of comfort about the ongoing generation of cash as these assets generally continue to perform within our expectations.

Table 7 Cash Flow from Investments by Vintage

3 Months Ended December 31, 2008	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Redwood	$11	$6	$5	$4	$—	$26
The Fund	2	1	—	—	—	3
Sequoia	6	—	—	3	—	9
Acacia	2	—	—	—	—	2
Total Cash Flow by Vintage	$21	$7	$5	$7	$—	$40

At this time, we believe our quarterly cash flows in 2009 generated from our existing investments (excluding our cash) at December 31, 2008, will be similar to the cash flows in the fourth quarter of 2008. We caution that these are projections and the actual results may vary and will depend upon the amount and timing of credit losses, the amount and timing of prepayments, and the nature and impact of legislative and regulatory actions, among other factors. Overall, we expect cash flow from existing investments to trend lower over time.

Future increases in cash flow could be generated by successfully reinvesting the cash flow from our existing investments, successfully investing our cash of $126 million at December 31, 2008, and successfully investing the $283 million in proceeds from our January 2009 common stock offering. The amount of cash flow from investments could be volatile from quarter to quarter depending on prepayment patterns, changes in interest rates, and the level of credit losses.

Factors Affecting Management’s Estimate of Economic Value

In reviewing the non-GAAP supplemental components of book value which are included herein, which we also refer to as management’s estimate of economic value,” there are a number of important factors and limitations to consider. The estimated fair value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities and cash flows to be received. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values presented in our non-GAAP supplemental components of book value. Because temporary changes in market conditions can substantially affect the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Results of Operations — 2008 vs 2007

Beginning in 2007, we began discussing our operations in a manner that more clearly illustrates how our investments in consolidated entities impact our overall financial results. The following discussion is based upon management’s condensed consolidating results for Redwood, the Fund, Sequoia, and Acacia and acts as a supplement to our GAAP results for 2008 and 2007. Comparative results for 2007 and 2006 continue to be presented on a consolidated basis.

Table 8 Consolidating Income Statements

	Year Ended December 31, 2008
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,688	$10,413	$305,355	$160,712	$(6,623)	$567,545
Management fees	5,390	—	—	—	—	5,390
Interest expense	(9,593)	—	(276,603)	(141,298)	6,623	(420,871)
Net interest income	93,485	10,413	28,752	19,414	—	152,064
Provision for loan losses	—	—	(55,111)	—	—	(55,111)
Market valuation adjustments, net	(390,007)	(14,930)	(6,640)	(87,820)	6,510	(492,887)
Net interest (loss) income after provision and market valuation adjustments	(296,522)	(4,517)	(32,999)	(68,406)	6,510	(395,934)
Operating expenses	(60,564)	(1,437)	(93)	—	—	(62,094)
Realized gains on sales and calls, net	985	1,831	12,205	(15)	(6,510)	8,496
Loss from the Fund	(2,187)	—	—	—	2,187	—
Loss from Sequoia	(20,887)	—	—	—	20,887	—
Loss from Acacia	(68,421)	—	—	—	68,421	—
Minority interest allocation	—	1,936	—	—	—	1,936
Net (loss) income before provision for taxes	(447,596)	(2,187)	(20,887)	(68,421)	91,495	(447,596)
Benefit from income taxes	3,210	—	—	—	—	3,210
Net (Loss) Income	$(444,386)	$(2,187)	$(20,887)	$(68,421)	$91,495	$(444,386)

	Year Ended December 31, 2007
(In Thousands)	Redwood	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$142,472	$—	$478,995	$255,873	$(8,992)	$868,348
Management fees	6,408	—	—	—	—	6,408
Interest expense	(14,987)	—	(441,460)	(210,715)	8,992	(658,170)
Net interest income	133,893	—	37,535	45,158	—	216,586
Provision for loan losses	(2,347)	—	(10,461)	—	—	(12,808)
Market valuation adjustments, net	(173,571)	—	(633)	(1,087,245)	—	(1,261,449)
Net interest (loss) income after provision and market valuation adjustments	(42,025)	—	26,441	(1,042,087)	—	(1,057,671)
Operating expenses	(58,505)	—	(50)	—	—	(58,555)
Realized gains on sales and calls, net	14,990	—	—	(2,209)	—	12,781
Income from Sequoia	26,391	—	—	—	(26,391)	—
Loss from Acacia	(1,044,296)	—	—	—	1,044,296	—
Net (loss) income before provision for taxes	(1,103,445)	—	26,391	(1,044,296)	1,017,905	(1,103,445)
Provision for income taxes	(5,192)	—	—	—	—	(5,192)
Net (Loss) Income	$(1,108,637)	$—	$26,391	$(1,044,296)	$1,017,905	$(1,108,637)

Results of Operations — Redwood

The following table presents the net interest loss after provision and MVA at Redwood for 2008 and 2007.

Table 9 Net Interest Loss after Provision and MVA at Redwood

	Year Ended December 31,
	2008			2007
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$300	$3,972	7.55%	$(96)	$2,382	(4.03) %
Trading securities	7,512	23,351	32.17%	5,497	23,156	23.74%
Available-for-sale securities	85,324	338,173	25.23%	127,825	523,516	24.42%
Cash and cash equivalents	4,552	192,761	2.36%	9,246	188,560	4.90%
Total Interest Income	97,688			142,472
Management fees	5,390			6,387
Interest Expense
Short-term debt	(318)	8,771	(3.63) %	(4,209)	47,675	(8.83) %
Long-term debt	(9,275)	146,594	(6.33) %	(10,778)	126,877	(8.49) %
Total Interest Expense	(9,593)			(14,987)
Net Interest Income	93,485			133,872
Provision for credit losses	—			(2,347)
Market valuation adjustments, net	(390,007)			(173,571)
Net Interest Loss After Provision and MVA at Redwood	$(296,522)			$(42,046)

Net interest (loss) income after provision and MVA at Redwood was a loss of $297 million in 2008 as compared to a loss of $42 million in 2007, an increase in the loss of $255 million. The primary reason for this increase was an increase in negative MVA of $216 million in 2008 over 2007. We detail these adjustments in a separate Mark-to-Market Adjustments section.

Net interest income at Redwood was $93 million in 2008 as compared to $134 million in 2007, a decline of $41 million. The primary reasons for this decline were reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities, slower prepayment rates, and reduced discount amortization income due to lower projected cash flows on many CES and some IGS.

Interest income at Redwood was $98 million at December 31, 2008, as compared to $142 million at December 31, 2007, a decline of $45 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 10 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(64)	$460	$396
Trading securities	46	1,969	2,015
Available-for-sale securities	(50,834)	8,333	(42,501)
Cash and cash equivalents	206	(4,900)	(4,694)
Total Interest Income	$(50,646)	$5,862	$(44,784)

Interest income declined in 2008 as compared to 2007 primarily because of lower volume due to negative MVA on securities that reduced average asset balances. Interest income on AFS securities was $85 million for 2008 as compared to $128 million for 2007, a decline of $43 million. Although short-term LIBOR index rates have generally been lower during 2008 as compared to 2007, the yields we accrete on many available-for-sale (AFS) securities have increased to market rates as a result of impairment write-downs.

The following table presents the components of the interest income we earned on AFS securities in 2008 and 2007.

Table 11 Interest Income — AFS Securities at Redwood

Year Ended December 31, 2008					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$7,147	$6,349	$13,496	$112,880	6.33%	5.62%	11.95%
Total IGS	7,147	6,349	13,496	112,880	6.33%	5.62%	11.95%
CES
Residential	35,393	24,469	59,862	88,885	39.82%	27.53%	67.35%
Commercial	23,707	(12,392)	11,314	112,892	21.00%	(10.98) %	10.02%
CDO	651	—	651	665	97.87%	—	97.87%
Total CES	59,751	12,077	71,827	202,442	29.52%	5.97%	35.49%
Total AFS Securities at Redwood	$66,898	$18,426	$85,323	$315,322	21.22%	5.84%	27.06%

Year Ended December 31, 2007					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$6,727	$1,257	$7,984	$95,465	7.05%	1.32%	8.37%
Commercial	253	(73)	180	3,804	6.65%	(1.92) %	4.73%
CDO	1,824	118	1,942	18,307	9.96%	0.64%	10.60%
Total IGS	8,804	1,302	10,106	117,576	7.49%	1.11%	8.60%
CES
Residential	40,754	56,604	97,358	217,223	18.76%	26.06%	44.82%
Commercial	24,902	(5,831)	19,071	181,954	13.69%	(3.20) %	10.49%
CDO	1,296	(6)	1,290	6,763	19.16%	(0.09)%	19.07%
Total CES	66,952	50,767	117,719	405,940	16.49%	12.51%	29.00%
Total AFS Securities at Redwood	$75,756	$52,069	$127,825	$523,516	14.47%	9.95%	24.42%

We reduced the cost basis of many of our AFS securities through impairment charges during 2008 and 2007 and increased the amount of current principal face designated as credit reserves. The more credit reserves we designate on securities reduces the amount of discount that we amortize into income over time. The adequacy of these credit reserves is based upon the long term performance of these securities and is subject to change over time.

The most significant economic factor affecting the performance of IGS is the rate of principal repayments. As these investments primarily represent senior cash flows, we do not expect a high level of losses. Our IGS returns are therefore more sensitive to changes in prepayment rates than they are to credit. A pick-up in refinance activity due to lower mortgage rates or other factors would benefit our IGS returns. Average prepayment speeds on prime residential IGS declined to 12% CPR in 2008, as compared to 29% CPR in 2007.

The most significant economic factors affecting the performance of CES are the timing and amount of credit losses and the rate of principal repayments. In general, lower credit losses and higher prepayment speeds benefit CES that we buy at a significant discount to face value. Over the past year, delinquencies have been rising and prepayments have been slowing. Serious delinquencies on prime residential CES (loans that are 90+ days delinquent) were 1.70% of current balances as of December 31, 2008, as compared to 0.82% of current balances as of December 31, 2007. Serious delinquencies on commercial CES (loans that are 60+ days delinquent) were 1.15% of current balances as of December 31, 2008, as compared to 0.36% of current balances as of December 31, 2007. Average prepayment speeds on prime residential CES declined to 15% CPR in 2008, as compared to 21% CPR in 2007. There are generally no prepayments on commercial CES.

The following table details how interest expense at Redwood changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 12 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(3,435)	$(456)	$(3,891)
Long-term debt	1,675	(3,178)	(1,503)
Total Interest Expense	$(1,760)	$(3,634)	$(5,394)

Interest expense decreased primarily because of lower volume due to the paydown of short term debt during 2008. Benchmark LIBOR interest rates on our long term debt also declined during 2008, which also contributed to the decline in interest expense.

The following table presents the components of operating expenses at Redwood for 2008 and 2007.

Table 13 Operating Expenses at Redwood

	Year Ended December 31,
(In Thousands)	2008	2007
Fixed compensation expense	$18,228	$17,779
Variable compensation expense	2,385	1,787
Equity compensation expense	12,264	12,249
Severance expense	1,814	3,720
Total compensation expense	34,691	35,535
Systems	8,831	9,547
Due diligence	59	1,080
Office costs	7,201	5,200
Accounting and legal	8,013	3,674
Other operating expenses	3,299	3,519
Total Operating Expenses	$62,094	$58,555

Operating expenses in 2008 were higher than for the same periods in 2007, primarily due to an increase in non-recurring legal expenses and consulting fees.

The following table details the components of realized gains on sales and calls, net, for 2008 and 2007.

Table 14 Realized Gains and Losses on Sales and Calls, Net

	Year Ended December 31,
(In Thousands)	2008	2007
Realized (losses) gains on sales of:
Real estate loans	$(18)	$678
Real estate securities	1,901	(6,147)
Interest rate agreements	—	439
Total (losses) gains on sales	1,883	(5,030)
Net gains on repurchase of Sequoia ABS	926	12,500
Net (losses) gains on calls	(66)	5,311
Gains on deconsolidation	5,753	—
Total Realized Gains (Losses) on Sales and Calls, Net	$8,496	$12,781

Realized gains on sales and calls, net, were $8 million during 2008 as compared to $13 million during 2007, a decline of $5 million. This decline reflected fewer repurchases of Sequoia ABS previously issued to third parties. Offsetting this decline was a $6 million gain due to the deconsolidation of certain Sequoia secured borrowings, which was triggered by the sale of our variable interests in those secured borrowings during the fourth quarter of 2008. This deconsolidation is discussed further in the “Results of Operations — Sequoia” section that follows.

Results of Operations — The Fund

The Fund was established to capitalize on the dislocation in the non-prime residential and CDO markets. The Fund received $96 million in commitments from investors, including a $50 million commitment from Redwood. As the majority owner and manager of the Fund, we consolidate the Fund’s assets, liabilities, and minority interest for financial reporting purposes. The Fund became fully invested in the third quarter of 2008.

Net interest income at the Fund was $10 million in 2008. This amount was derived from interest income earned on AFS securities. The Fund acquired $73 million of IGS securities at a weighted average price of 55% during 2008.

The following table presents the components of the $10 million of interest income for AFS securities at the Fund in 2008.

Table 15 Interest Income — AFS Securities at the Fund

Year Ended December 31, 2008					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
IGS
Residential	$1,823	$3,935	$5,758	$36,603	4.98%	10.75%	15.73%
CDO	2,297	1,128	3,425	15,967	14.39%	7.06%	21.45%
Total IGS	4,120	5,063	9,183	52,570	7.84%	9.63%	17.47%
CES
Residential	18	31	49	185	9.73%	16.76%	26.49%
CDO	733	261	994	6,442	11.38%	4.05%	15.43%
Total CES	751	292	1,043	6,627	11.33%	4.41%	15.74%
Total Real Estate Securities	$4,871	$5,355	$10,226	$59,197	8.23%	9.05%	17.28%

In addition to interest income on securities, the Fund realized gains of $2 million as a result of the sale of one asset during 2008.

The following table details the components of the $10 million interest income at the Fund that were attributable to changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 16 Interest Income at the Fund — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Available-for-sale securities	$10,226	$—	$10,226
Cash and cash equivalents	187	—	187
Total Interest Income	$10,413	$—	$10,413

As the Fund was started late in 2007, the change in interest income is entirely attributed to an increase in volume.

Results of Operations — Sequoia

Sequoia is our brand name for the residential real estate loan securitization entities that we sponsor. Although our exposure to the loans collateralizing these entities is limited to our investments in each Sequoia securitization, we are required under GAAP to consolidate the assets and liabilities of most Sequoia entities on our consolidated balance sheets. Our investment in each Sequoia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Sequoia entities. Sequoia loans and ABS issued are reported on an amortized cost basis. The net interest income reported represents the GAAP earnings we record on our investments in these entities and any net interest earned during the accumulation of loans for securitization.

The following table presents the net interest (loss) income after provision and MVA at Sequoia for 2008 and 2007.

Table 17 Net Interest (Loss) Income after Provision and MVA at Sequoia

Year Ended December 31, 2008
(Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$326,940	$(21,647)	$305,293	$6,410,819	4.76%
Cash and cash equivalents	62	—	62	357	17.38%
Total Interest Income	327,002	(21,647)	305,355
Interest Expense
ABS issued	(274,056)	(1,243)	(275,299)	6,233,433	(4.42) %
Interest rate agreements	(1,304)	—	(1,304)
Total Interest Expense	(275,360)	(1,243)	(276,603)
Net Interest Income	51,642	(22,890)	28,752
Provision for loan losses	(55,111)	—	(55,111)
Market valuation adjustments, net	(6,640)	—	(6,640)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$(10,109)	$(22,890)	$(32,999)

Year Ended December 31, 2007
(Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$516,666	$(37,671)	$478,995	$8,051,650	5.95%
Total Interest Income	516,666	(37,671)	478,995
Interest Expense
ABS issued	(398,997)	(2,616)	(401,613)	7,163,229	(5.61) %
Repurchase agreements	(38,979)	—	(38,979)	687,615	(5.67) %
Interest rate agreements	(868)	—	(868)
Total Interest Expense	(438,844)	(2,616)	(441,460)
Net Interest Income	77,822	(40,287)	37,535
Provision for loan losses	(10,461)	—	(10,461)
Market valuation adjustments, net	(633)	—	(633)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$66,728	$(40,287)	$26,441

Net interest (loss) income after provision and MVA at Sequoia was a loss of $33 million in 2008 as compared to income of $26 million in 2007, a decline of $59 million. The primary reason for this decline was higher loan loss provision expenses recorded during 2008. The provision for loan losses was $55 million for 2008, as compared to $10 million for 2007, an increase of $45 million. The allowance for loan losses increased to $36 million or 0.77% of the residential loan balance at December 31, 2008, from $18 million or 0.26% at December 31, 2007. Serious delinquencies (90+ days delinquent) increased to $120 million or 2.61% of residential loan balances at December 31, 2008, from $68 million or 0.96% at December 31, 2007.

Although we report our provision, allowance, and delinquency information on a consolidated basis, the credit performance of each Sequoia securitization is separate and independent and may vary significantly from the credit performance of other Sequoia securitizations. We may be required for GAAP reporting purposes to record an allowance for loan losses on certain pools of loans that in aggregate exceeds our equity investment at risk in those pools. As of December 31, 2008, we had recorded loan loss provision expenses that exceeded the outstanding principal face amount of our investments in two consolidated Sequoia securitizations. To the extent actual and expected losses on the collateral pools increase, the disparity between the reported GAAP book value of our investments and their economic value could grow during 2009.

During the fourth quarter of 2008, we completed a sale of our variable interests in three Sequoia securitizations backed by hybrid loans originated during 2007. The credit performance of these loans had deteriorated over the past year and we had recorded a loan loss provision expense in excess of our investment as of September 30, 2008. Upon the sale of our variable interests, which included the junior economic interests (or CES) and associated call rights of each securitization, we determined after completing a FAS 140 and FIN 46(R) accounting analysis that we should derecognize the associated assets and liabilities of these securitizations for financial reporting purposes. We derecognized $1.266 billion of real estate loans and other assets and $1.278 billion of ABS issued and other liabilities, for a net realized gain of $12 million. As a result of these transactions, we were required to recognize certain ABS issued by Sequoia and owned by Acacia entities. These ABS issued had been previously eliminated upon consolidation for financial reporting purposes. We recognized a $7 million negative market valuation adjustment related to these Sequoia ABS issued in accordance with our election to adopt FAS 159 for all assets at Acacia. We also recognized less than $1 million of other offsetting positive adjustments. The net effect of all transactions associated with this deconsolidation was a $5 million increase in realized gains on sales and calls, net, which was recorded to our consolidated statement of (loss) income as of December 31, 2008.

Net interest income at Sequoia was $52 million in 2008 as compared to $73 million in 2007, a decline of $21 million. The primary reasons for this decline were lower benchmark LIBOR rates on adjustable rate residential loans and lower average residential loan balances. Average loan balances at Sequoia decreased to $6.4 billion in 2008 compared to $7.2 billion in 2007, due to loan principal repayments, and lack of new loan acquisition activity during 2008. The average prepayment rate for Sequoia loans during 2008 was 19%, compared to 39% in 2007 and 46% in 2006. At December 31, 2008, 85% of loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 15% of loan principal outstanding consisted of hybrid ARMs.

Interest income at Sequoia was $305 million in 2008, as compared to $479 million in 2007, a decline of $174 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 18 Interest Income at Sequoia — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(96,612)	$(77,090)	$(173,702)
Cash and cash equivalents	—	62	62
Total Interest Income	$(96,612)	$(77,028)	$(173,640)

Interest income declined because of lower volume due to repayments on existing loans with no offsetting loan acquisitions and short-term interest rates have generally been lower during 2008 than 2007, as most of our loans are indexed to short-term rates.

A significant offset to interest income is the loan premium amortization that we expense each period to reduce the net unamortized purchase premium for loans at Sequoia. Loan premium amortization was $22 million for 2008 as compared to $38 million for 2007, a decline of $16 million. As a percent of gross interest income, loan premium amortization was 7% for both 2008 and 2007, although the amount and timing of periodic amortization has historically been volatile due to the GAAP accounting elections we apply. For the last several years, loan premium amortization has not kept pace with loan prepayments due to the amortization method we apply for a portion of loans at Sequoia. This method more closely links amortization to short-term interest rates and resulted in lower premium expenses during prior periods when LIBOR increased. Conversely, since LIBOR declined during the fourth quarter of 2008, we expect our premium amortization expenses to increase in future periods.

The following table details how interest expense at Sequoia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 19 Interest Expense at Sequoia — Volume and Rate Changes

	Change in Interest Expense Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(52,243)	$(73,635)	$(125,878)
Repurchase agreements	(38,979)	—	(38,979)
Total Interest Expense	$(91,222)	$(73,635)	$(164,857)

Interest expense declined because of lower average borrowings and because interest rates have generally been lower during 2008 than 2007. The reduction in volume was primarily due to the paydowns on ABS issued with no new issuances during 2008.

The following table presents the cost of funds at Sequoia for 2008 and 2007.

Table 20 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Year Ended December 31,
(Dollars in Thousands)	2008	2007
Interest expense	$274,056	$575,363
Issuance premium amortization, net	(5,171)	(8,189)
Deferred bond issuance amortization	6,414	22,009
Interest rate agreements, net	1,304	(8,228)
Total ABS Issued Interest Expense	$276,603	$580,955
Average balance of ABS issued	$6,233,433	$10,171,192
Interest expense	4.40%	5.66%
Issuance premium amortization, net	(0.08)%	(0.08)%
Deferred bond issuance amortization	0.10%	0.21%
Interest rate agreements, net	0.02%	(0.08)%
Cost of Funds of ABS Issued	4.44%	5.71%

Sequoia ABS issued generally pays interest based on one-, three-, or six-month LIBOR, or in some instances, passes through the weighted average interest earned on the underlying assets. Interest expense declined due to lower average balances of ABS and lower interest rates. Some of the ABS issued was sold at a premium, which we amortize as a component of interest expense over time. We also defer and amortize Sequoia ABS issuance costs over time as a component of interest expense.

Results of Operations — Acacia

Acacia is our brand name for the CDO securitization entities that we sponsor. The assets held by Acacia entities primarily consist of IGS and some CES. These securities are backed by prime and non-prime residential real estate loans and commercial real estate loans. Acacia also owns other real estate assets such as real estate CDO securities, corporate debt issued by equity REITs, real estate loans, and synthetic real estate assets. Although our exposure to the assets collateralizing these entities is limited to our investments in each Acacia securitization, we are required under GAAP to consolidate the assets and liabilities of Acacia entities on our consolidated balance sheets. Our investment in each Acacia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities.

Prior to 2008, we were required under GAAP to record most of the assets at Acacia at their estimated fair values and their paired liabilities at their amortized cost. This created an accounting discrepancy that resulted in a significant disparity between the GAAP book value and the economic value of our investments in Acacia. As of January 1, 2008, we elected to adopt FAS 159 to value both the assets and liabilities of the Acacia entities, which significantly improved this disparity.

The following table presents the net interest (loss) income after MVA at Acacia for 2008 and 2007.

Table 21 Net Interest (Loss) Income After MVA at Acacia

	Year Ended December 31,
	2008			2007
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$1,479	$18,230	8.11%	$1,506	$80	$1,586	$25,557	6.21%
Trading securities (1)	154,874	858,890	18.03%	214,693	30,762	245,455	3,076,509	7.98%
Other investments	2,305	78,517	2.94%	2,590	—	2,590	49,459	5.24%
Cash and cash equivalents	2,054	82,435	2.49%	6,242	—	6,242	142,626	4.38%
Total Interest Income	160,712			225,031	30,842	255,873
Interest Expense
ABS issued	(136,918)	997,891	(13.72)%	(192,125)	(10,824)	(202,949)	3,047,119	(6.66)%
Repurchase agreements	—			(16,841)	—	(16,841)	295,689	(5.70)%
Interest rate agreement (expense) income	(4,380)			9,096	—	9,096
Total Interest Expense	(141,298)			(199,870)	(10,824)	(210,694)
Net Interest Income	19,414			25,161	20,018	45,179
Market valuation adjustments, net	(87,820)			(1,087,245)	—	(1,087,245)
Net Interest (Loss) Income After MVA at Acacia	$(68,406)			$(1,062,084)	$20,018	$(1,042,066)

(1)	Interest income from trading securities in 2007 includes $245 million from AFS securities and less than $1 million from trading securities. In January 2008, we elected FAS 159 for all AFS securities at Acacia. For comparison purposes, 2007 interest income from AFS and trading securities is shown on one line.

Net interest (loss) income after MVA at Acacia was a loss of $68 million in 2008 as compared to a loss of $1 billion in 2007, a decline in loss of $974 million. The primary reason for this decline in loss was lower negative MVA as a result of recording both the assets and liabilities of Acacia at fair value through our consolidated statements of (loss) income beginning in 2008. Negative MVA was lower by $1 billion in 2008, primarily due to offsetting $1.4 billion in MVA on assets owned by Acacia by $1.3 billion in MVA on ABS issued by Acacia. We detail these adjustments in a separate Mark-to-Market Adjustments section.

Net interest income at Acacia was $19 million in 2008 as compared to $45 million in 2007, a decline of $26 million. This decline was primarily due our adoption of FAS 159 and the resulting reclassification of most Acacia assets from AFS to trading on January 1, 2008. Changes in value on Acacia assets and liabilities are now recorded as a component of market valuation adjustments, net, on our consolidated statements of (loss) income, and not as a component of net interest income. This includes market valuation adjustments on derivatives used to hedge the interest rate exposure of Acacia liabilities. Certain valuation changes on derivatives previously accounted for as cash flow hedges were recorded as a component of interest expense during 2007.

We received $18 million of cash distributions from our Acacia equity investments during 2008, $2 million of which related to a resolved claim from our call of Acacia 3 in 2006. During 2008, nine of the ten of our Acacia equity investments stopped receiving cash distributions due to performance deficiencies (consisting primarily of rating agency downgrades on securities held at Acacia entities), which significantly affected the yield we expect to earn on these investments. One of our Acacia equity investments is currently receiving cash distributions and nine are not receiving cash distributions.

Interest income at Acacia was $161 million in 2008, as compared to $256 million in 2007, a decline of $95 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 22 Interest Income at Acacia — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(455)	$348	$(107)
Trading securities	(176,930)	86,349	(90,581)
Other investments	1,522	(1,807)	(285)
Cash and cash equivalents	(2,634)	(1,554)	(4,188)
Total Interest Income	$(178,497)	$83,336	$(95,161)

Interest income declined primarily because of lower volume due to impairment charges on securities which reduced average balances. Accounting changes related to the adoption of FAS 159 had a two-sided effect on the change in interest income. All assets owned at Acacia are marked-to-market so we no longer amortize purchase discounts into income, resulting in lower interest income recognized. However, the yields we accrete on many securities have increased as a result of lower market values, despite generally lower short-term LIBOR index rates during 2008 as compared to 2007.

Interest expense at Acacia was $141 million in 2008, as compared to $210 million in 2007, a decline of $69 million. The following table details how interest expense at Acacia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 23 Interest Expense at Acacia — Volume and Rate Changes

	Change in Interest Expense Years Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(130,369)	$77,814	$(52,555)
Repurchase agreements	(16,841)	—	(16,841)
Total Interest Expense	$(147,210)	$77,814	$(69,396)

Interest expense declined primarily because of lower volume due to lower average borrowings. The reduction in volume was primarily due to the adoption of FAS 159 and paydowns on ABS issued with no new issuances during 2008. Although interest rates have generally been lower during 2008 than 2007, the market value decreases on Acacia liabilities have increased the yields we recognize for interest expense.

Mark-to-Market Adjustments

Negative mark-to-market adjustments were the most significant factor affecting our earnings for 2008. Mark-to-market adjustments are changes in the fair values of financial assets and liabilities, and REO properties. The accounting rules that determine the measurement of fair values and the timing and amount of market valuation adjustments that flow through our consolidated statements of (loss) income are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period. The Recent Developments section details the economic factors that impacted the fair values of our investments during the quarter.

The following tables detail the mark-to-market adjustments that occurred in 2008 and 2007, and their effect on our consolidating income statements and balance sheets.

Table 24 Mark-to-Market Adjustments Impact on Consolidating Income Statement and Balance Sheet

	Year Ended December 31, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia(1)	Total
Income Statement Impact
Changes in fair value assets	$(32)	$—	$(6)	$(1,388)	$(1,426)
Changes in fair value liabilities	—	—	—	1,307	1,307
Impairment on AFS securities	(359)	(15)	—	—	(374)
Total income statement impact	(391)	(15)	(6)	(81)	(493)
Balance Sheet Impact
Net change in OCI	56	(3)	—	—	53
Total Mark-to-Market Adjustments	$(335)	$(18)	$(6)	$(81)	$(440)

(1)	Changes in fair value assets at Acacia does not include $7 million of intercompany market valuation adjustments related to the derecognition of certain Sequoia ABS issued assets at Acacia entities during the fourth quarter of 2008. These ABS issued were previously eliminated upon consolidation.

	Year Ended December 31, 2007
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(29)	$—	$(1)	$(55)	$(85)
Impairment on AFS securities	(145)	—	—	(1,031)	(1,176)
Total income statement impact	(174)	—	(1)	(1,086)	(1,261)
Balance Sheet Impact
Net change in OCI	(158)	—	—	(509)	(667)
Total Mark-to-Market Adjustments	$(332)	$—	$(1)	$(1,595)	$(1,928)

Mark-to-Market Adjustments at Redwood

At Redwood, we classify most securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair values in accordance with FAS 115. Net mark-to-market adjustments were negative $335 million in 2008, as compared to negative $332 million in 2007.

We recorded $359 million of other-than-temporary impairments through our income statement for 2008. Most of these impairments were the result of changes in the market’s expectation of cash flows and credit and our assessment that the values of certain securities would not recover within a reasonable period of time. We recorded $145 million of other-than-temporary impairments through our income statement for 2007, primarily due to changes in the market’s expectation of cash flows and credit. We continue to expect impairments to occur and the levels of impairments may vary significantly from quarter to quarter.

The following tables detail the mark-to-market adjustments on Redwood securities by underlying collateral type and by vintage for 2008.

Table 25 Mark-to-Market Adjustments by Underlying Collateral Type at Redwood

	Year Ended December 31, 2008
(In Millions)	IGS	CES	Loans, & Derivatives	Total	MTM(1) Percentage
Residential
Prime	$(73)	$(97)	$—	$(170)	(59)%
Non-prime	(38)	(21)	—	(59)	(46)%
Residential total	(111)	(118)	—	(229)
Commercial	—	(93)	—	(93)	(63)%
CDO	(4)	(1)	—	(5)	(25)%
Interest rate agreements & other derivatives	—	—	(8)	(8)
Total Mark-to-Market Adjustments	$(115)	$(212)	$(8)	$(335)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for 2008. These price declines may not be indicative of price declines in the market in general.

Table 26 Mark-to-Market Adjustments by Vintage on Securities at Redwood

Year Ended December 31, 2008

	Vintage					Loans & Derivatives	Total
(In Millions)	2004 & Earlier	2005	2006	2007	2008
Mark-to-Market Adjustments	$(90)	$(77)	$(84)	$(59)	$(17)	$(8)	$(335)

Mark-to-Market Adjustments at the Fund

At December 31, 2008, all of the investments held by the Fund were classified as AFS securities. During 2008, there were $18 million of mark-to-market adjustments, of which $15 million were deemed other-than-temporary impairments. There were no other-than-temporary impairments during 2007.

The following tables detail the mark-to-market adjustments on securities at the Fund by underlying collateral type.

Table 27 Market-to-Market Adjustments by Underlying Collateral Type at the Fund

	Year Ended December 31, 2008
(In Millions)	IGS	CES	Total	MTM(1) Percentage
Residential non-prime	$(14)	$(1)	$(15)	(24)%
CDO	1	(4)	(3)	(11)%
Total Mark-to-Market Adjustments	$(13)	$(5)	$(18)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for 2008. These price declines may not be indicative of price declines in the market in general.

Mark-to-Market Adjustments at Sequoia

All of the investments held by Sequoia were classified as held-for-investment loans or REO as of December 31, 2008. We had $6 million of mark-to-market adjustments during 2008 stemming from a decrease in the fair value of REO.

Mark-to-Market Adjustments at Acacia

During 2008, the fair values of Acacia assets and liabilities, net, declined by $81 million. We also include $7 million of intercompany market valuation adjustments related to the derecognition of certain Sequoia ABS issued assets at Acacia entities during the fourth quarter of 2008. These ABS issued were previously eliminated upon consolidation. The following table details the mark-to-market adjustments at Acacia entities during 2008.

Table 28 Mark-to-Market Adjustments by Underlying Collateral Type at Acacia

	Year Ended December 31, 2008
(In Millions)	IGS	CES	Loans, Liabilities & Derivatives	Total	MTM(1) Percentage
Residential
Prime	$(349)	$(165)	$(5)	$(519)	(73)%
Non-prime	(326)	(156)	—	(482)	(70)%
Residential total	(675)	(321)	(5)	(1,001)
Commercial	(49)	(153)	(6)	(208)	(72)%
CDO	(63)	(10)	—	(73)	(79)%
Interest rate agreements & other derivatives	—	—	(106)	(106)
ABS Issued	—	—	1,307	1,307
Deconsolidation adjustment	(7)	—	—	(7)
Total Mark-to-Market Adjustments	$(794)	$(484)	$1,190	$(88)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period. It illustrates the price declines by collateral type for 2008. These price declines may not be indicative of price declines in the market in general.

On January 1, 2008, we adopted the fair value option under FAS 159 for the assets and liabilities owned by Acacia securitization entitles, which we consolidate for financial reporting purposes. In accordance with FAS 159, we decreased the carrying value of Acacia assets and liabilities by a net $1.5 billion, and recorded this fair value change as a one-time cumulative-effect adjustment to retained earnings, a component of stockholders’ equity (deficit). All future mark-to-market adjustments on Acacia are recorded through our consolidated statements of (loss) income. Due to the illiquid nature of Acacia investments and continued market volatility, it is difficult to anticipate periodic valuation changes in future quarters.

Results of Operations — 2007 vs. 2006

Interest Income — Consolidated

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

Table 29 Interest Income and Yield

	Year Ended December 31,
(Dollars in Thousands)	2007				2006
	Interest Income	Percent of Total Interest Income	Average Balance	Yield	Interest Income	Percent of Total Interest Income	Average Balance	Yield
Real estate loans, net of provision for credit losses	$467,677	54.67%	$8,056,936	5.80%	$608,868	68.78%	$10,652,094	5.72%
Real estate securities	364,023	42.55%	3,599,396	10.10%	265,353	29.98%	2,612,934	10.15%
Other real estate investments	5,762	0.67%	33,717	17.09%	—	—	—	—
Non-real estate investments	2,590	0.30%	49,752	5.21%	—	—	—	—
Cash and cash equivalents	15,488	1.81%	332,856	4.65%	10,939	1.24%	268,340	4.08%
Total Interest Income	$855,540	100.00%	$12,072,657	7.08%	$885,160	100.00%	$13,533,368	6.54%

The following tables details how our GAAP interest income changed as a result of changes in average earning asset balances (“volume”) and changes in yields (“rate”) at Redwood and our consolidated entities for 2007, as compared to 2006.

Table 30 Volume and Rate Changes for Interest Income

	Change in Interest Income Years Ended December 31, 2007 vs. December 31, 2006
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(148,161)	$20,137	$(128,024)
Real estate securities	102,594	1,838	104,432
Other investments	2,590	—	2,590
Cash and cash equivalents	2,562	1,987	4,549
Total Interest Income	$(40,415)	$23,962	$(16,453)

Our reported interest income decreased by $16 million, from $884 million in 2006, to $868 million in 2007. Interest income declined primarily because of lower volume due to fewer acquisitions of real estate loans, offset by greater acquisitions of securities. Short-term interest rates have been generally higher during 2007 than 2006, which partially offset the decline in interest income.

Below is a further breakdown and discussion of the year-over-year changes for interest-bearing real estate loans, real estate securities, other real estate investments, and cash.

Interest Income — Real Estate Loans

The following tables provide detail on interest income earned on our residential and commercial real estate loan portfolios for 2007 and 2006.

Table 31 Consolidated Real Estate Loans

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

Residential Real Estate Loans

Total interest income on residential real estate loans decreased to $469 million for 2007 from $606 million for 2006. This was primarily a result of lower average balances of residential real estate loans and increased credit provisions in 2007 relative to 2006. Our residential real estate loan balance decreased to $7.2 billion at December 31, 2007 from $9.3 billion at December 31, 2006, as our loans paid down and we had a relatively low level of loan acquisitions. Of the $7.2 billion of residential loans outstanding at December 31, 2007, 68% consisted of one or six-month LIBOR adjustable-rate residential loans (LIBOR ARMs). The average constant prepayment rate (CPR) for our LIBOR ARMs was 46% in 2006, 38% in 2007, and 27% on an annualized basis in the fourth quarter of 2007.

Loan premium amortization expense was $38 million for 2007 and $49 million for 2006. On a percentage basis, loan premium amortization expense for our LIBOR ARMs lagged the rate of decrease in our LIBOR ARM residential loan balance during these periods due to the amortization methods we apply.

In 2007, we increased our provision for credit losses for residential loans by $11 million. In 2006, we reduced our provision for credit losses for residential loans by less than $1 million. On a percentage basis, our credit reserve increased to 0.26% of the residential loan balance at December 31, 2007 from 0.22% at December 31, 2006. Serious delinquencies (defined as those loans that are 90 days or more delinquent, in foreclosure or real estate owned) in residential loans increased from 0.71% of the current loan balance at December 31, 2006 to 0.96% at December 31, 2007. As a percentage of original balance, serious delinquencies increased from 0.21% at December 31, 2006 to 0.24% at December 31, 2007.

Commercial Real Estate Loans

Interest income on commercial real estate loans decreased by $4 million for 2007 compared to the previous year. The majority of the decrease related to fully reserving for an anticipated loss on a mezzanine commercial loan financing on a condominium-conversion project during the first quarter of 2007. The total provision for this loan was $3 million, of which $2 million related to principal (and taken through the credit provision) and $1 million to accrued interest (and taken as a reduction in interest income).

Interest Income — Real Estate Securities

The tables below present the income and yields of the components of our real estate securities for 2007 and 2006.

Table 32 Real Estate Securities — Interest Income and Yield

Year Ended December 31, 2007					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$128,398	$7,428	$135,826	$2,038,545	6.30%	0.36%	6.66%
Commercial	7,001	270	7,271	117,709	5.95%	0.23%	6.18%
CDO	17,392	121	17,513	245,595	7.08%	0.05%	7.13%
Total IGS	$152,791	$7,819	$160,610	$2,401,849	6.36%	0.33%	6.69%
CES
Residential	$81,414	$75,543	$156,957	$714,024	11.40%	10.59%	21.99%
Commercial	43,446	271	43,717	457,803	9.49%	0.06%	9.55%
CDO	2,872	(133)	2,739	25,721	11.17%	(0.52)%	10.65%
Total CES	$127,732	$75,681	$203,413	$1,197,547	10.67%	6.32%	16.99%
Total Real Estate Securities	$280,523	$83,500	$364,023	$3,599,396	7.79%	2.32%	10.11%

Year Ended December 31, 2006					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Balance	Interest Income	Discount (Premium) Amortization	Total Interest Income
IGS
Residential	$86,181	$6,874	$93,055	$1,393,736	6.18%	0.49%	6.67%
Commercial	9,436	263	9,699	138,425	6.82%	0.19%	7.01%
CDO	10,777	29	10,806	175,358	6.15%	0.02%	6.17%
Total IGS	$106,394	$7,166	$113,560	$1,707,519	6.23%	0.42%	6.65%
CES
Residential	$67,135	$57,404	$124,539	$597,206	11.24%	9.61%	20.85%
Commercial	26,961	(1,561)	25,400	290,964	9.27%	(0.54)%	8.73%
CDO	1,854	—	1,854	17,245	10.75%	—	10.75%
Total CES	$95,950	$55,843	$151,793	$905,415	10.60%	6.17%	16.77%
Total Real Estate Securities	$202,344	$63,009	$265,353	$2,612,934	7.74%	2.41%	10.15%

Investment Grade Securities

Interest income from IGS increased to $161 million in 2007 as compared to $114 million in 2006, due primarily higher average balances of IGS in 2007. The majority of the IGS we acquired during 2007 were residential IGS. The overall yield on our IGS portfolio increased during the year, reflecting increasing coupon rates on the underlying loans. The decrease in yields on commercial IGS in 2007 relative to 2006 was due to the sale of commercial IOs in 2006 owned by earlier Acacia entities.

Residential Credit Enhancement Securities

Interest income from our residential CES was $157 million for 2007, a $32 million increase over 2006. This increase is the result of higher yields and higher average balances. Faster than anticipated prepayment rates on adjustable-rate mortgages (ARMs) have also contributed to higher levels of discount amortization. ARMs represented (by market value) 44% of our residential CES portfolio at December 31, 2007, and average actual prepayment rates were in excess of 34% in 2007 compared to our initial expectations (at the time of acquisition) of 20% to 25%.

We own residential real estate securities that are backed by option ARMs that give the borrower the option of making a minimum payment that is less than the amount of interest owed for that loan period. In both 2007 and 2006, we recognized $5 million of neg am interest on securities rated BB and higher and deferred recognition of neg am interest of $4 million on our unrated and B-rated securities backed by option ARMs. Our cumulative deferred neg am interest was $8 million at December 31, 2007, an increase from $4 million at December 31, 2006.

Commercial Credit Enhancement Securities

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

Interest Expense — Consolidated

Interest expense consists of interest incurred on consolidated ABS issued by sponsored securitization entities, Redwood debt, and Redwood subordinated notes. The table below presents our interest expense and balances for these components for 2007 and 2006.

The table below presents our interest expense and balances for these components for 2007 and 2006.

Table 33 Total Interest Expense

	Year Ended December 31,
(Dollars in Thousands)	2007	2006
Consolidated ABS issued	$587,363	$674,629
Short-term debt	60,029	29,836
Long-term debt	10,778	423
Total Interest Expense on Total Obligations	$658,170	$704,888
Average balance of ABS issued	$10,171,192	$12,497,551
Short-term debt	1,024,829	493,357
Long-term debt	126,877	5,336
Average Total Obligations	$11,322,898	$12,996,244
Cost of funds of ABS issued	5.72%	5.36%
Cost of funds of short-term debt	5.86%	6.05%
Cost of funds of long-term debt	8.49%	7.93%
Total Cost of Funds of Obligations	5.81%	5.42%

The following table details how our GAAP interest expense changed as a result of changes in borrowings (“volume”) and yields (“rate”) at Redwood and our consolidated entities for 2007, as compared to 2006.

Table 34 Volume and Rate Changes for Interest Expense

	Change in Interest Expense Years Ended December 31, 2007 vs. December 31, 2006
(In Thousands)	Volume	Rate	Total Change
ABS issued	$(123,465)	$36,199	$(87,266)
Short-term debt	32,513	(2,320)	30,193
Long-term debt	9,635	720	10,355
Total Interest Expense on Total Obligations	$(81,317)	$34,599	$(46,718)

Total consolidated interest expense decreased to $658 million in 2007 from $705 million in 2006. The primary reason relates to a decline in the average balance outstanding of ABS issued offset to some extent by higher average balances of Redwood debt and subordinated notes.

Interest expense on consolidated ABS decreased by $87 million, to $587 million in 2007, from $674 million in 2006. The reduction in consolidated ABS interest expense was caused by a decline in the average balance of outstanding consolidated ABS issued as a result of prepayments of the loans within these securitization entities. Offsetting some of the decline in balances was the higher cost of funds due to an increase in short-term interest rates during the first nine months of 2007 as most of our debt and consolidated ABS issued is indexed to one, three, or six-months LIBOR. These factors are illustrated in the volume and rate change table below.

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

The following table presents the components of our interest costs on ABS issued for 2007 and 2006. ABS issuance premiums are created when ABS are issued at prices greater than principal value, such as interest-only securities (IOs).

Table 35 Cost of Funds of Asset-Backed Securities Issued

	Year Ended December 31,
(Dollars in Thousands)	2007	2006
Interest expense	$581,771	$670,245
Issuance premium amortization, net	(8,189)	(8,813)
Deferred bond issuance amortization	22,009	25,669
Interest rate agreements, net	(8,228)	(12,472)
Total ABS Issued Interest Expense	$587,363	$674,629
Average balance of ABS issued	$10,171,192	$12,497,551
Interest expense	5.72%	5.36%
Issuance premium amortization, net	(0.08)%	(0.07)%
Deferred bond issuance amortization	0.21%	0.21%
Interest rate agreements, net	(0.08)%	(0.10)%
Cost of Funds of ABS Issued	5.77%	5.40%

Market Valuation Adjustments

The table below provides the components of market valuation adjustments for 2007 and 2006. Other than certain interest rate agreements, we did not have any assets accounted for as trading instruments in 2006.

Table 36 Market Valuation Adjustments, Net

	Year Ended December 31,
(In Thousands)	2007	2006
Changes in fair value of trading instruments
Other real estate investments	$(23,609)	$—
Derivative financial instruments
Credit default swaps	(54,113)	—
Interest rate agreements	(4,112)	(5,731)
Purchase commitments	(1,119)	(24)
Total derivative financial instruments	(59,344)	(5,755)
Total change in fair value of trading instruments	(82,953)	(5,755)
Lower of cost or market adjustment on real estate loans	(2,978)	—
Other than temporary impairments
Residential securities	(979,962)	(3,618)
Commercial securities	(10,455)	(3,213)
CDO securities	(185,101)	—
Total Market Valuation Adjustments, net	$(1,261,449)	$(12,586)

Our portfolio of other real estate investments (OREI) accounted for as trading instruments was $12 million at December 31, 2007. We did not own any OREI at December 31, 2006. Due to the implementation of a new accounting standard, Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Investments (FAS 155) in the first quarter of 2007, we elected at the end of the first quarter to classify certain securities (IOs, NIMs, and residuals) that contain embedded derivatives as trading instruments. We had previously classified these securities as available-for-sale (AFS). The fair value of OREI declined in 2007 by $24 million as spreads widened considerably as a result of the dislocation of the residential mortgage-backed securities market.

Credit default swaps held in our Acacia securitizations are derivatives and accounted for as trading instruments. The fair value of these credit default swaps decreased $54 million in 2007 as spreads widened out and prices fell on the underlying securities that these credit default swaps referenced.

The fair values of interest rate agreements not designated as cash flow hedges decreased by $4 million during 2007. All changes in fair values of these interest rate agreements are recognized through the income statement. We use interest rate agreements to manage our interest rate risks.

We recorded negative $3 million of market valuation adjustments on our held-for-sale residential real estate loans during 2007 as these are reported on our balance sheet at the lower of cost of market (LOCOM). Once transferred from held-for-investment to held-for-sale the loans are required to be revalued quarterly and recorded at LOCOM. Write-downs to current market value are recorded through the income statement. We had no held-for-sale loans during 2006.

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

Table 37 Operating Expenses

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

Total operating expenses were $59 million for 2007, an increase of $3 million from 2006. The primary reason was an increase in compensation expense, although the various components of this expense either increased and decreased from last year’s levels. There was severance expense as part of a realignment of residential and commercial operations in 2007 and no such expense in 2006. Fixed compensation expense includes employee salaries and related employee benefits. Our average headcount increased 13% in 2007 over 2006 levels and combined with salary increases in 2007 accounts for the 28% year over year increase in the fixed compensation. Variable compensation expense was lower in 2007 due to lower employee bonus expenses.

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

In the second half of 2007, we acquired certain Acacia ABS at discounts relative to the issued price. These transactions generated a $13 million gain, which was the difference between our purchase price ($16 million) and the outstanding amortized principal balance of the ABS acquired ($29 million).

The table below provides detail of the net realized gains on sales and calls for 2007 and 2006.

Table 38 Realized Gains on Sales and Calls, Net

	Year Ended December 31,
(In Thousands)	2007	2006
Realized gains (losses) on sales of:
Real estate loans	$678	$(14)
Real estate securities	(6,147)	11,205
Interest rate agreements	439	8,386
Total (losses) gains on sales	(5,030)	19,577
Total gains on repurchase of Acacia ABS	12,500	—
Total gains on calls of residential CES	5,311	2,980
Total Realized Gains on Sales and Calls, net	$12,781	$22,557

Differences between GAAP Net (Loss) Income and Total Taxable Income

The following table details our taxable income and distribution detail for 2008, 2007, and 2006.

Table 39 Taxable Income and Distributions to Shareholders

	Year Ended December 31,
(In Thousands, Except per Share Data)	2008 est.	2007	2006
Taxable Income
REIT Taxable Income	$22,755	$161,061	$167,728
Taxable REIT Subsidiary Income	540	3,390	7,326
Total Taxable Income	$23,295	$164,451	$175,054
Distributed to shareholders	$100,140	$146,973	$153,040
Undistributed REIT Taxable Income	$—	$64,572	$50,484
Undistributed REIT Taxable Income per Share	—	1.99	1.89

For 2008, we paid a regular quarterly dividend of $0.75 per share, or $3.00 in total. There were no special dividends paid to shareholders for 2008. The $3.00 of dividends paid to shareholders for 2008 were characterized as $2.75 of ordinary income and $0.25 return of capital. The portion of our dividends characterized as return of capital is not taxable, and reduces the basis of shares held at each quarterly distribution date. For 2007 and 2006, we paid $5.00 per share and $5.80 per share in dividends, respectively, all of which was characterized as ordinary income.

Taxable income estimates are not calculated in accordance with GAAP, which can result in significant differences between GAAP (loss) income and taxable income estimates for the same reporting period. The following table reconciles GAAP (loss) income to taxable income for 2008 (estimated), 2007, and 2006.

Table 40 Differences between GAAP Net (Loss) Income and Taxable Income

	Year Ended December 31,
(In Thousands, Except per Share Data)	2008	2007	2006
GAAP net (loss) income	$(444,386)	$(1,108,637)	$127,532
Difference in taxable income calculations
Amortization and credit losses	9,907	16,061	44,016
Operating expense	3,636	3,334	(8,218)
Realized gains on calls and sales	(35,426)	(10,527)	(7,952)
Market valuation adjustments, net	492,887	1,261,449	12,586
Income tax (benefits) provisions	(3,323)	2,771	7,090
Total differences in GAAP/tax income	467,681	1,273,088	47,522
Taxable income	$23,295	$164,451	$175,054
Shares used for taxable EPS calculations	32,564	28,402	25,934
Total taxable income per share	$0.72	$5.79	$6.75

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

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $68 million at December 31, 2008. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $23 million in 2008, $40 million in 2007, and $49 million in 2006, illustrating the volatility of this expense.

Changes in Discount Amortization for Securities at Redwood and the Fund

The unamortized discount, net of designated credit reserves, for securities owned at Redwood and the Fund was $229 million at December 31, 2008. The amount of periodic discount amortization income we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Discount amortization on securities was $24 million in 2008, $52 million in 2007, and $38 million in 2006, illustrating the volatility of this expense.

Changes in Fair Values of Securities

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

As of January 1, 2008, we elected to adopt a new accounting standard, FAS 159, to record the assets and liabilities in Acacia and certain other assets at Redwood at fair value with changes in fair value recorded as a component of market valuation adjustments, net, in our consolidated statements of (loss) income. We may also elect the fair value option for certain new acquisitions in the future. Our FAS 159 elections significantly improved the disparity that existed between the GAAP carrying value of our Acacia equity investments and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

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

All derivatives are accounted for as trading instruments and their changes in market values flow through our consolidated statements of (loss) income. The assets and liabilities we hedge may not be similarly accounted for as our hedging derivatives (e.g., they may be reported at cost, or only impairments may be reported through our consolidated statements of (loss) income). This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their value may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Changes in Future Accounting Principles

Changes in future accounting principles can have a significant impact on the amount or timing of our reported GAAP earnings.

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including the timing of credit losses and prepayments on our consolidated investments, and equity award taxation, as described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are not permitted to anticipate, or reserve for, credit losses on investments that we purchase at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is only reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only amortize a portion of the purchase discount, if any, into income. We are also required to write-down securities that become impaired for GAAP. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security purchased at a discount (when there are generally few credit losses). At December 31, 2008, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO CES (excluding our investments in Sequoia and Acacia) was $479 million. In addition, as of December 31, 2008, we had an allowance for loan losses (GAAP) of $38 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans would have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we often retain interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $39 million. The return on IO securities is sensitive to prepayments. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules so, during periods of fast prepayments, our periodic premium expense can be relatively low and the cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. During 2008, the prepayments have been slowing, although we are still not amortizing the loans as quickly as we might otherwise do so under GAAP. Should prepayments remain slow, we would expect the resulting tax basis to more closely reflect the actual market values of these IOs over time. Many of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2009 or 2010. If we do call a Sequoia, the remaining tax basis in the IOs is written off creating an ordinary loss at the call date.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is generally recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise and not the award date. The amount of compensation expense could therefore be significantly different for tax than for GAAP in addition to the differences in timing.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Management’s Supplemental Analysis

The consolidating balance sheet presents our financial condition at Redwood, including our investments in the Fund, Sequoia, and Acacia entities. We consolidate these entities for GAAP reporting purposes; they are not separate business segments. The following presentation highlights the impact from the consolidation of those entities on our overall financial condition. A discussion of significant balance sheet accounts is provided in the section that follows.

Table 41 Consolidating Balance Sheet

December 31, 2008
(In Millions)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$4,644	$12	$—	$4,659
Real estate securities, at fair value:
Trading securities	6	—	—	334	—	340
Available-for-sale securities	185	48	—	74	(74)	233
Other investments	—	—	—	78	—	78
Cash and cash equivalents	126	—	—	—	—	126
Investment in the Fund	28	—	—	—	(28)	—
Investment in Sequoia	97	—	—	—	(97)	—
Investment in Acacia	16	—	—	—	(16)	—
Total earning assets	461	48	4,644	498	(215)	5,436
Other assets	37	5	44	60	—	146
Total Assets	$498	$53	$4,688	$558	$(215)	$5,582
Short-term debt	$—	$—	$—	$—	$—	$—
Other liabilities	46	2	9	195	—	252
Asset-backed securities issued – Sequoia	—	—	4,582	—	(74)	4,508
Asset-backed securities issued – Acacia	—	—	—	347	—	347
Long-term debt	150	—	—	—	—	150
Total liabilities	196	2	4,591	542	(74)	5,257
Minority interest	—	23	—	—	—	23
Total stockholders’ equity	302	28	97	16	(141)	302
Total Liabilities and Stockholders’ Equity	$498	$53	$4,688	$558	$(215)	$5,582

At December 31, 2008, our stockholders’ equity totaled $302 million, and we had unrestricted cash of $126 million and no short-term debt.

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during 2008. We may resume acquiring residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. In 2006 and 2007, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our residential real estate loans activity for 2008 and 2007. Loans are predominantly owned at Sequoia securitization entities and our reported activity is predominantly associated with those loans. The residential loans held at Redwood totaled $3 million at December 31, 2008.

Table 42 Residential Real Estate Loans at Sequoia and Redwood — Activity

	Year Ended December 31,
(In Millions)	2008	2007
Balance at beginning of period	$7,178	$9,324
Acquisitions	—	1,171
Sale proceeds	—	(15)
Principal repayments	(1,165)	(3,228)
Charge-offs, net	15	—
Transfers to REO	(50)	(25)
Premium amortization	(22)	(38)
Provision for credit losses	(55)	(11)
Fair value adjustments, net	(1)	—
Deconsolidation adjustment	(1,253)	—
Balance at End of Period	$4,647	$7,178

Our residential real estate loan balance declined to $4.6 billion at December 31, 2008, from $7.2 billion at December 31, 2007. At December 31, 2008, 85% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 15% were hybrid ARMs.

Real Estate Securities at Redwood

The following table provides details of our real estate securities activity at Redwood for 2008 and 2007.

Table 43 Real Estate Securities Activity at Redwood

Year Ended December 31, 2008
(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$151	$12	$149	$2	$18	$12	$344
Acquisitions	17	222	—	—	—	—	239
Sales	—	(1)	—	(2)	(5)	—	(8)
Principal repayments (including calls)	(49)	(15)	—	—	(2)	(1)	(67)
Recognized gains on calls, net	—	—	—	—	—	—	—
Discount amortization	24	7	(13)	—	—	—	18
Upgrades/downgrades	6	(6)	—	1	(1)	—	—
Transfer from (to) other portfolios	—	4	—	—	—	(5)	(1)
Fair value adjustments, net	(119)	(108)	(94)	(1)	(6)	(6)	(334)
Balance at End of Period	$30	$115	$42	$—	$4	$—	$191

Year Ended December 31, 2007
(In Millions)	Residential CES	Residential IGS	Commercial CES	CDO CES	CDO IGS	OREI	Total
Balance at beginning of period	$230	$14	$195	$6	$17	$—	$462
Acquisitions	140	283	51	5	32	38	549
Sales	—	(212)	(4)	—	—	(5)	(221)
Principal repayments (including calls)	(92)	(20)	(1)	(1)	—	(15)	(129)
Recognized gains on calls, net	5	—	—	—	—	—	5
Discount amortization	56	1	(6)	—	—	—	51
Upgrades/downgrades	8	(8)	—	2	(2)	—	—
Transfer from (to) other portfolios	(10)	(28)	(19)	(2)	(14)	18	(55)
Fair value adjustments, net	(186)	(18)	(67)	(8)	(15)	(24)	(318)
Balance at End of Period	$151	$12	$149	$2	$18	$12	$344

The following table details product type and vintage information regarding securities owned by Redwood at December 31, 2008 and 2007.

Table 44 Real Estate Securities at Redwood

December 31, 2008
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Grand Total
Prime
IGS	$16	$41	$7	$8	$1	$73
CES	18	2	1	1	—	22
Non-prime
IGS	—	25	6	11	—	42
CES	1	1	—	6	—	8
Residential Subtotal	35	69	14	26	1	145
Commercial IGS	—	—	—	—	—	—
Commercial CES	10	9	17	6	—	42
CDO IGS	—	4	—	—	—	4
CDO CES	—	—	—	—	—	—
Totals	$45	$82	$31	$32	$1	$191

December 31, 2007
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Grand Total
Prime
IGS	$1	$—	$—	$—	$—	$1
CES	74	28	10	16	—	128
Non-prime
IGS	1	—	—	10	—	11
CES	3	6	6	8	—	23
OREI	1	—	9	2	—	12
Residential Subtotal	80	34	25	36	—	175
Commercial IGS	—	—	—	—	—	—
Commercial CES	20	32	70	27	—	149
CDO IGS	6	5	—	7	—	18
CDO CES	1	—	1	—	—	2
Totals	$107	$71	$96	$70	$—	$344

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

Non-prime securities are residential mortgage-backed securities that are not backed by high credit quality loans. Most of the borrowers backing non-prime loans have lower FICO scores or impaired credit histories, but exhibit the ability to repay the loan. To compensate for the greater risks and higher costs to service non-prime loans, borrowers often pay higher interest rates, and possibly higher origination fees. We use loss assumptions that are significantly higher when acquiring securities backed by non-prime loans than we use when acquiring securities backed by prime loans.

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at December 31, 2008. In aggregate, the fair value of these securities is 12% of face value.

Table 45 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood(1)

	2004 & Earlier		2005		2006		2007		2008		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
Resi – IGS
AAA	$1	15%	$34	67%	$7	42%	$6	63%	$—	0%	$48	62%
AA	8	32%	7	23%	—	0%	—	0%	1	10%	16	25%
A	4	18%	—	0%	—	0%	—	0%	—	0%	4	17%
BBB	3	17%	—	0%	—	0%	2	35%	—	0%	5	17%
Resi – IGS Total	16	25%	41	47%	7	42%	8	53%	1	10%	73	37%
Resi – CES
BB	5	14%	1	5%	1	6%	—	0%	—	0%	7	9%
B	4	12%	—	0%	—	0%	—	0%	—	0%	4	9%
NR	9	8%	1	2%	—	0%	1	1%	—	0%	11	5%
Resi – CES Total	18	10%	2	3%	1	6%	1	1%	—	0%	22	6%
Total Prime	$34	14%	$43	29%	$8	15%	$9	14%	$1	4%	$95	18%
Non-prime
Resi – IGS
AAA	$—	0%	$24	41%	$6	35%	$—	0%	$—	0%	$30	39%
AA	—	0%	1	59%	—	0%	—	0%	—	0%	1	59%
A	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
BBB	—	0%	—	0%	—	0%	11	43%	—	0%	11	41%
Resi – IGS Total	—	0%	25	41%	6	35%	11	43%	—	0%	42	40%
Resi – CES
BB	—	0%	—	0%	—	0%	1	3%	—	0%	1	3%
B	—	0%	—	0%	—	0%	3	4%	—	0%	3	3%
NR	1	2%	1	4%	—	0%	2	1%	—	0%	4	1%
Resi – CES Total	1	2%	1	4%	—	0%	6	2%	—	0%	8	2%
Total Non-prime	$1	2%	$26	27%	$6	9%	$17	5%	$—	0%	$50	9%
CMBS
Comm – CES
BB	$2	20%	$—	0%	$—	0%	$1	11%	$—	0%	$3	14%
B	—	0%	—	0%	3	11%	2	10%	—	0%	5	10%
NR	8	21%	9	7%	14	6%	3	6%	—	0%	34	8%
Comm – CES Total	10	21%	9	7%	17	7%	6	7%	—	0%	42	8%
Total CMBS	$10	21%	$9	7%	$17	7%	$6	7%	$—	0%	$42	8%
CDO
CDO – IGS
AA	$—	0%	$4	20%	$—	0%	$—	0%	$—	0%	$4	20%
CDO – IGS Total	—	0%	4	20%	—	0%	—	0%	—	0%	4	20%
Total CDO	$—	0%	$4	20%	$—	0%	$—	0%	$—	0%	$4	20%
Total Securities at Redwood	$45		$82		$31		$32		$1		$191

(1)	Certain categories have market values of less than one million and significant face values. For example, non-prime Resi-CES from the 2006 vintage is carried at only $106 thousand, yet has a face value of $47 million.

Investment-Grade Securities at Redwood

IGS have credit ratings that are investment-grade but may have both the upside opportunities and downside risks that are assumed with concentrated credit investments. As a result, we have recently been able to acquire these securities at a significant discount to their face (principal) value. At December 31, 2008, all IGS owned at Redwood were backed by prime and non-prime residential loans.

The following table presents the components of carrying value (which equals fair value) at December 31, 2008 and 2007, for residential IGS.

Table 46 Residential IGS at Redwood

December 31, 2008	Residential
(In Millions)	Prime	Non-prime
Current face	$195	$104
Unamortized discount, net	(100)	(44)
Discount designated as credit reserve	(24)	(7)
Amortized cost	71	53
Gross unrealized market value gains	3	1
Gross unrealized market value losses	(1)	(12)
Carrying Value	$73	$42
Carrying value as a percentage of face	37%	40%

December 31, 2007	Residential
(In Millions)	Prime	Non-prime
Current face	$1	$25
Unamortized discount, net	—	(2)
Discount designated as credit reserve	—	(12)
Amortized cost	1	11
Gross unrealized market value gains	—	—
Gross unrealized market value losses	—	—
Carrying Value	$1	$11
Carrying value as a percentage of face	100%	44%

Our residential IGS portfolio totaled $115 million at December 31, 2008, an increase from $12 million at December 31, 2007. This increase was the result of net acquisitions of $222 million, partially offset by decreases in the fair values and paydowns of these securities. Of the $222 million of IGS acquired in 2008, 67% were prime securities and 33% were non-prime securities.

The following table details our residential IGS portfolio by the product type and collateral vintage at December 31, 2008 and 2007.

Table 47 Residential IGS at Redwood — Product and Vintage

December 31, 2008	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
ARM	$1	$—	$—	$—	$—	$1
Hybrid	14	41	7	6	—	68
Fixed	1	—	—	2	1	4
Total prime	16	41	7	8	1	73
Non-prime
Option ARM	—	19	6	—	—	25
ARM	—	—	—	—	—	—
Hybrid	—	1	—	11	—	12
Fixed	—	5	—	—	—	5
Total non-prime	—	25	6	11	—	42
Total Residential IGS	$16	$66	$13	$19	$1	$115

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
ARM	$—	$—	$—	$—	$—	$—
Hybrid	—	—	—	—	—	—
Fixed	1	—	—	—	—	1
Total prime	1	—	—	—	—	1
Non-prime
Option ARM	—	—	—	1	—	1
ARM	—	—	—	—	—	—
Hybrid	1	—	—	9	—	10
Fixed	—	—	—	—	—	—
Total non-prime	1	—	—	10	—	11
Total Residential IGS	$2	$—	$—	$10	$—	$12

Credit Enhancement Securities at Redwood

CES have credit ratings that are below investment-grade and have both the upside opportunities and downside risks that are assumed with concentrated credit investments. As a result, we are generally able to acquire these securities at a discount to their face (principal) value. The following table presents the components of carrying value (which equals fair value) at December 31, 2008 and 2007, for residential and commercial CES.

Table 48 Residential and Commercial CES at Redwood

December 31, 2008	Residential
(In Millions)	Prime	Non-prime	Commercial
Current face	$344	$457	$514
Unamortized discount, net	(32)	(36)	35
Discount designated as credit reserve	(284)	(416)	(497)
Amortized cost	28	5	52
Gross unrealized market value gains	1	3	2
Gross unrealized market value losses	(7)	—	(12)
Carrying Value	$22	$8	$42
Carrying value as a percentage of face	6%	2%	8%

December 31, 2007	Residential
(In Millions)	Prime	Non-prime	Commercial
Current face	$529	$288	$523
Unamortized discount, net	(169)	65	(18)
Discount designated as credit reserve	(195)	(315)	(318)
Amortized cost	165	38	187
Gross unrealized market value gains	11	—	5
Gross unrealized market value losses	(48)	(3)	(43)
Carrying Value	$128	$35	$149
Carrying value as a percentage of face	24%	12%	28%

Residential CES

Our residential CES had a fair value of $30 million at December 31, 2008, a decrease of $133 million from $163 million at December 31, 2007. The primary reason for this decline was negative mark-to-market adjustments on these securities during 2008.

The following table details our residential CES portfolios by the product type and collateral vintage at December 31, 2008 and 2007.

Table 49 Residential CES at Redwood — Product and Vintage

December 31, 2008	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
ARM	$2	$—	$—	$—	$—	$2
Hybrid	11	2	—	—	—	13
Fixed	5	—	1	1	—	7
Total prime	18	2	1	1	—	22
Non-prime
Option ARM	1	1	—	3	—	5
Hybrid	—	—	—	2	—	2
Fixed	—	—	—	1	—	1
Total non-prime	1	1	—	6	—	8
Total Residential CES	$19	$3	$1	$7	$—	$30

December 31, 2007	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Prime
Option ARM	$9	$6	$2	$2	$—	$19
ARM	15	2	—	—	—	17
Hybrid	37	20	8	7	—	72
Fixed	13	—	—	7	—	20
Total prime	74	28	10	16	—	128
Non-prime
Option ARM	1	6	6	9	—	22
ARM	—	—	—	—	—	—
Hybrid	2	—	9	—	—	11
Fixed	1	—	—	1	—	2
Total non-prime	4	6	15	10	—	35
Total Residential CES	$78	$34	$25	$26	$—	$163

The loans underlying all of our residential CES totaled $128 billion at December 31, 2008, and consist of $99billion prime and $29 billion non-prime. These loans are located nationwide with a large concentration in California (48%). During 2008, realized residential credit losses were $279 million of principal value, a rate that equals 87 basis points (0.87%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2008 were 5.25% of current balances. These delinquencies were 1.70% of current balances for loans in prime pools and 17.06% of current balances for loans in non-prime pools.

Commercial CES at Redwood

Our commercial CES totaled $42 million at December 31, 2008, as compared to $149 million at December 31, 2007, a decline of $107 million. This decline was primarily due to declines in the fair values of securities, as there were no acquisitions or sales of commercial CES during 2008. We may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

At December 31, 2008, commercial CES provided credit enhancement on $49 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Of our total commercial CES, $34 million were non-rated, $5 million were B-rated, and $3 million were BB-rated. Seriously delinquent loans underlying commercial CES were $562 million at December 31, 2008, an increase of $379 million from December 31, 2007. Many of the delinquencies are concentrated within a few securities for which we have increased our credit reserves and impaired through our income statement. We consider our credit reserve of $497 million to be adequate as of December 31, 2008.

Securities at the Fund

We acquired $73 million of assets for the Fund during 2008, bringing the total capital deployed to $96 million. The Fund became fully invested in the third quarter of 2008. The fair value of securities held at the Fund was $48 million at December 31, 2008, which includes $16 million of unrealized losses due to declining fair values of securities. We recognized $15 million of other-than-temporary impairments on these securities in 2008. The following table provides information on the activity at the Fund for 2008.

Table 50 Securities at the Fund — Activity

Years Ended December 31, 2008
(In Millions)	Residential CES	Residential IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$—	$3	$—	$12	$15
Acquisitions	—	61	—	12	73
Sales	—	—	—	(7)	(7)
Recognized gains on sales, net	—	—	—	2	2
Principal repayments (including calls)	—	(10)	—	(5)	(15)
Recognized gains on calls, net	—	—	—	—	—
Discount amortization	—	4	—	1	5
Upgrades/downgrades	1	(1)	8	(8)	—
Fair value adjustments, net	—	(21)	(4)	—	(25)
Balance at End of Period	$1	$36	$4	$7	$48

The following table presents the carrying value (which equals fair value) as a percent of face value at December 31, 2008, for the securities at the Fund. In aggregate, the fair value of these securities is 30% of principal value.

Table 51 Fair Value as Percent of Principal Value for Real Estate Securities at the Fund

	2004 & Earlier		2005		2006		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%
Non-prime
Resi – IGS
AAA	$11	50%	$13	38%	$2	29%	$26	41%
AA	6	66%	1	26%	—	0%	7	53%
A	3	43%	—	0%	—	0%	3	43%
Resi – IGS Total	20	53%	14	36%	2	29%	36	43%
Resi – CES
BB	1	61%	—	0%	—	0%	1	61%
Resi – CES Total	1	61%	—	0%	—	0%	1	61%
Total Non-prime	$21	53%	$14	36%	$2	29%	$37	43%
CDO
CDO – IGS
A	$1	24%	$6	19%	$—	0%	$7	20%
CDO – IGS Total	1	24%	6	19%	—	0%	7	20%
CDO – CES
NR	4	12%	—	0%	—	0%	4	12%
CDO – CES Total	4	12%	—	0%	—	0%	4	12%
Total CDO	$5	12%	$6	19%	$—	0%	$11	15%
Total Securities at the Fund	$26		$20		$2		$48

Securities at Acacia

The following table provides detail on the activity for securities owned by Acacia entities for 2008 and 2007.

Table 52 Real Estate Securities at Acacia — Activity

Year Ended December 31, 2008
(In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$251	$1,142	$188	$90	$8	$83	$1,762
Acquisitions	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Principal repayments	(45)	(104)	—	(3)	(1)	(1)	(154)
Recognized gains on calls, net	—	—	—	—	—	—	—
Upgrades/downgrades	202	(202)	3	(3)	5	(5)	—
Transfer from (to) other portfolios	—	—	—	(6)	—	5	(1)
Fair value adjustments, net	(324)	(675)	(153)	(48)	(10)	(63)	(1,273)
Deconsolidation Assets	—	1	—	—	—	—	1
Other	(1)	—	—	—	—	—	(1)
Balance at End of Period	$83	$162	$38	$30	$2	$19	$334

Year Ended December 31, 2007
(In Millions)	Residential CES	Residential IGS	Commercial CES	Commercial IGS	CDO CES	CDO IGS	Total
Balance at beginning of period	$492	$1,683	$253	$120	$16	$207	$2,771
Acquisitions	38	716	3	5	—	33	795
Sales	(8)	(154)	—	(7)	—	—	(169)
Principal repayments	(61)	(136)	—	(10)	(2)	(9)	(218)
Recognized gains on calls, net	—	—	—	—	—	—	—
Upgrades/downgrades	20	6	6	—	—	—	32
Transfer from (to) other portfolios	104	(104)	(4)	4	17	(17)	—
Fair value adjustments, net	(2)	22	19	(2)	2	14	53
Other	(332)	(891)	(89)	(20)	(25)	(145)	(1,502)
Balance at End of Period	$251	$1,142	$188	$90	$8	$83	$1,762

In addition to the $334 million of real estate securities included in the table above, Acacia owned $74 million of ABS issued by Sequoia, $78 million in non-real estate securities, and $9 million in commercial loans at December 31, 2008.

The following table presents the carrying value (which equals fair value) as a percent of face value at December 31, 2008 for securities owned by Acacia entities. In the aggregate, the fair value of these securities is 10% of face value.

Table 53 Fair Value as Percent of Principal Value for Securities at Acacia

	2004 & Earlier		2005		2006		2007		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%	Value	%
Prime
Resi – IGS
AAA	$6	71%	$3	35%	$2	45%	$1	16%	$12	42%
AA	11	25%	2	8%	—	0%	—	0%	13	19%
A	6	20%	2	5%	—	0%	—	0%	8	10%
BBB	3	17%	1	2%	1	3%	—	0%	5	6%
Resi – IGS Total	26	26%	8	6%	3	16%	1	16%	38	15%
Resi – CES
BB	9	13%	2	6%	1	7%	1	3%	13	10%
B	2	7%	—	0%	—	0%	—	0%	2	7%
NR	—	0%	1	3%	2	1%	1	3%	4	2%
Resi – CES Total	11	11%	3	4%	3	2%	2	3%	19	5%
Total Prime	$37	18%	$11	5%	$6	4%	$3	4%	$57	9%
Alt-A
Resi – IGS
AAA	$3	46%	$2	40%	$16	46%	$4	41%	$25	45%
AA	2	15%	1	4%	2	17%	—	0%	5	9%
A	4	17%	1	2%	3	12%	—	0%	8	8%
BBB	1	6%	1	2%	4	45%	8	37%	14	18%
Resi – IGS Total	10	17%	5	4%	25	31%	12	39%	52	18%
Resi – CES
BB	1	3%	1	3%	12	27%	—	0%	14	13%
B	—	0%	1	1%	14	20%	12	14%	27	13%
NR	—	0%	2	1%	3	1%	3	1%	8	1%
Resi – CES Total	1	2%	4	1%	29	5%	15	4%	49	4%
Total Alt-A	$11	10%	$9	2%	$54	8%	$27	7%	$101	6%
Subprime
Resi – IGS
AAA	$—	0%	$—	0%	$—	0%	$5	55%	$5	55%
AA	17	42%	25	73%	—	0%	—	0%	42	54%
A	12	47%	1	14%	—	0%	—	0%	13	39%
BBB	7	30%	5	37%	—	0%	—	0%	12	32%
Resi – IGS Total	36	40%	31	55%	—	0%	5	55%	72	46%
Resi – CES
BB	5	37%	1	23%	—	0%	—	0%	6	24%
B	5	40%	3	53%	—	0%	—	0%	8	36%
NR	—	0%	—	0%	1	1%	—	0%	1	1%
Resi – CES Total	10	35%	4	30%	1	1%	—	0%	15	10%
Total Subprime	$46	39%	$35	51%	$1	1%	$5	10%	$87	28%
CMBS
Comm – IGS
AAA	$3	99%	$7	70%	$1	55%	$—	0%	$11	74%
AA	1	35%	—	0%	—	0%	—	0%	1	35%
A	6	40%	1	30%	—	0%	—	0%	7	38%
BBB	4	25%	7	17%	—	0%	—	0%	11	19%
Comm – IGS Total	14	38%	15	27%	1	55%	—	0%	30	31%
Comm – CES
BB	3	16%	7	14%	8	10%	1	11%	19	13%
B	1	13%	4	11%	7	9%	—	0%	12	10%
NR	4	15%	2	6%	1	2%	—	0%	7	8%
Comm – CES Total	8	15%	13	11%	16	9%	1	11%	38	11%
Total CMBS	$22	24%	$28	16%	$17	9%	$1	11%	$68	15%
CDO
CDO – IGS
AA	$3	31%	$1	20%	$—	0%	$—	0%	$4	26%
A	5	14%	—	0%	—	0%	—	0%	5	14%
BBB	7	28%	—	0%	2	8%	1	6%	10	16%
CDO – IGS Total	15	21%	1	20%	2	8%	1	6%	19	14%
CDO – CES
BB	1	10%	1	5%	—	0%	—	0%	2	6%
CDO – CES Total	1	10%	1	5%	—	0%	—	1%	2	6%
Total CDO	$16	16%	$2	4%	$2	3%	$1	3%	$21	9%
Total Securities at Acacia	$132		$85		$80		$37		$334

Derivative Financial Instruments

We enter into interest rate agreements to manage some of our interest rate risks. We hold these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At December 31, 2008, Redwood was party to interest rate agreements with an aggregate notional value of $264 million and a net fair value of negative $4 million. At December 31, 2008 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.7 billion and a net negative fair value of $93 million. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of (loss) income through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At December 31, 2008, these CDS had a $78 million notional balance and a fair value of negative $78 million. At December 31, 2007, these CDS had a notional balance of $79 million and a fair value of negative $57 million. The decrease in fair value on CDS is included in market valuation adjustments, net, in our consolidated statements of (loss) income.

Asset-Backed Securities Issued — Sequoia and Acacia

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

At December 31, 2008, there was $4.6 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $4.5 billion of Sequoia ABS issued that were also reported at cost. At December 31, 2008, there was $334 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $347 million of Acacia ABS issued that were also reported at fair value. In total, the assets of these two programs represent 95% of our total earning assets and the liabilities (ABS issued) of these programs represent 98% of our total consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for 2008 and 2007.

Table 54 ABS Issued Activity — Sequoia and Acacia

	Year Ended December 31, 2008
(In Thousands)	December 31, 2007	FAS 159 Transition Adjustments	Paydowns	Deconsolidation Adjustment	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	December 31, 2008
Sequoia ABS issued with principal value, net	$6,910,946	$—	$(1,156,182)	$(1,264,073)	$(5,170)	$—	$(926)	$4,484,595
Sequoia ABS interest only issued	35,220	—	—	—	(11,688)	—	—	23,532
Total Sequoia ABS Issued	6,946,166	—	(1,156,182)	(1,264,073)	(16,858)	—	(926)	4,508,127
Acacia ABS Issued	3,383,113	(1,489,672)	(249,645)	—	—	(1,296,865)	—	346,931
Total ABS Issued	$10,329,279	$(1,489,672)	$(1,405,827)	$(1,264,073)	$(16,858)	$(1,296,865)	$(926)	$4,855,058

	Year Ended December 31, 2007
(In Thousands)	December 31, 2006	New Issuance	Paydowns	Deconsolidation Adjustment	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	December 31, 2007
Sequoia ABS issued with principal value, net	$7,595,003	$2,798,011	$(3,471,289)	$—	$(10,755)	$—	$—	$6,910,970
Sequoia ABS interest only issued	74,548	—	—	—	(39,329)	—	—	35,219
Total Sequoia ABS Issued	7,669,551	2,798,011	(3,471,289)	—	(50,084)	—	—	6,946,189
Acacia ABS Issued	2,309,673	1,424,067	(340,718)	—	2,568	—	(12,500)	3,383,090
Total ABS Issued	$9,979,224	$4,222,078	$(3,812,007)	$—	$(47,516)	$—	$(12,500)	$10,329,279

Long-term Debt

In 2006, we issued $100 million of long-term debt in the form trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012.

In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of December 31, 2008, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 55 Contractual Obligations and Commitments as of December 31, 2008

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	150	—	—	—	150
Anticipated interest payments on long-term debt	216	6	13	15	182
Accrued interest payable	1	1	—	—	—
Operating leases	14	2	4	3	5
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$381	$9	$17	$18	$337
Obligations of Securitization Entities:
Consolidated ABS(1)	$7,620	$—	$—	$—	$7,620
Anticipated interest payments on ABS(2)	4,859	293	495	599	3,472
Accrued interest payable	28	28	—	—	—
Total obligations of securitization entities	$12,507	$321	$495	$599	$11,092
Total Consolidated Obligations and Commitments	$12,888	$330	$512	$617	$11,429

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of December 31, 2008.

Accumulated Other Comprehensive (Loss) Income, 2008 vs. 2007

The following table provides cumulative balances of unrealized gains and losses and carrying value by the type and credit rating of real estate securities at December 31, 2008 and 2007. It also reflects the change in balances of cumulative unrealized (loss) gains during 2008.

Table 56 Cumulative Other Comprehensive (Loss) Income — Real Estate Securities

	Cumulative (Loss) Gain	Adoption of FAS 159	Change in (Loss) Gain	Reclassification of Loss to Minority Interest	Cumulative Loss Recognized in Equity	Carrying Value
(In Millions)	December 31, 2007	January 1, 2008	Year Ended December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2007
IGS
Residential	$(241)	$241	$(22)	6	$(16)	$149	$1,157
Commercial	(20)	20	—	—	—	—	90
CDO	(13)	7	4	1	(1)	7	114
Total IGS	(274)	268	(18)	7	(17)	156	1,361
CES
Residential	(143)	103	38	—	(2)	30	402
Commercial	(125)	87	28	—	(10)	42	337
CDO	1	—	(3)	1	(1)	4	10
Total CES	(267)	190	63	1	(13)	76	749
Total Real Estate Securities	$(541)	$458	$45	$8	$(30)	$232	$2,110

On January 1, 2008, we elected to adopt the fair value option under FAS 159 for the assets and liabilities of Acacia entities and certain other assets at Redwood. The effect of this election was a reclassification of $458 million from accumulated other comprehensive income to retained earnings. This one-time adjustment had no impact on our reported earnings. Subsequent changes to the values of FAS 159 assets and liabilities flow through our consolidated statements of (loss) income.

Accumulated Other Comprehensive (Loss) Income, 2007 vs. 2006

In 2007, most of our real estate securities were accounted for as AFS and were reported on our consolidated balance sheets at fair value. Many of our derivative instruments were accounted for as cash flow hedges and were also reported on our consolidated balance sheets at fair value. The differences between the value of these assets and our amortized cost were shown as a component of stockholders’ (deficit) equity as accumulated other comprehensive (loss) income. Periodic changes in the fair value of these assets relative to their amortized cost are included in other comprehensive (loss) income.

As a result of the price declines on real estate securities that occurred during 2007, the fair value adjustments recorded on our consolidated balance sheet related to AFS securities was negative $628 million. Additionally, the market valuation adjustment recorded to our balance sheet for interest rate agreements was negative $40 million at December 31, 2007. The table below details the carrying values and unrealized gains or losses on AFS securities at December 31, 2007 and 2006.

Table 57 Cumulative Other Comprehensive (Loss) Income — Real Estate Securities

	Cumulative Unrealized (Loss) Gain		Change in (Loss) Gain	Carrying Value
(In Thousands)	December 31, 2007	December 31, 2006	Year Ended December 31, 2007	December 31, 2007	December 31, 2006
Investment Grade Securities
Residential	$(240,538)	$5,025	$(245,563)	$1,157,464	$1,697,250
Commercial	(20,229)	111	(20,340)	89,676	119,613
CDO	(12,750)	2,174	(14,924)	113,619	224,349
Total IGS	(273,517)	7,310	(280,827)	1,360,759	2,041,212
Credit Enhancement Securities
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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Some of our capital base is employed in owning credit enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans and investment-grade securities. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general, but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and Alt-A and subprime residential loans) has increased and continues to increase. We may also own residential real estate loans that are not securitized.

Credit losses from the loans in securitized loan pools, in general, first reduce the principal value of and economic returns on the lower-rated securities in these pools. Credit losses on real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens further than we have anticipated, our credit losses could increase beyond levels that we have anticipated. Credit losses on real estate loans can vary for reasons not related to the general economy.

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults.

We also acquire securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans while many are Alt-A quality loans (and a few are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

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

We will experience credit losses on residential and commercial loans and securities, and to the extent the losses are consistent with the amount and timing of our assumptions, we expect to earn attractive returns on our investments. We manage our credit risks by understanding the extent of the risk we are taking and insuring the appropriate underwriting criteria are met, and we utilize systems and staff to continually monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we will take actions (including selling the assets) to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses.

In addition to residential and commercial CES, Redwood, the Fund, and Acacia own investment-grade and other securities issued by securitization entities that are sponsored by others. These securities are rated AAA through BBB-, and are typically in a third-loss or better position or are otherwise effectively more senior in the credit structure in comparison to first-loss CES or their equivalent. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

The Acacia entities, the Fund, and Redwood also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, the Fund, and Redwood could suffer losses.

The Acacia entities also own certain IGS and CES loan securities purchased from the Sequoia securitization entities we sponsor. These securities are generally less likely to suffer credit losses than other securities since credit losses ordinarily would not occur until cumulative credit losses within the pool of securitized loans exceed the principal value of the subordinated CES underneath and other credit protections have been exhausted. However, if the pools of residential and commercial loans underlying these securities were to experience poor credit results, these securities could have their credit ratings downgraded, could suffer decreases in fair value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from these investments.

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

To implement our interest rate risk strategy, we may use interest rate agreements in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

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

Prepayment risks exist in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs) benefit from slower prepayments on the underlying loans. We are currently biased in favor of faster prepayment speeds with respect to the long-term economic effect of residential loan prepayments. However, in the short-term, increases in residential loan prepayment rates could result in GAAP earnings volatility.

With respect to securities backed by residential mortgage loans (and in particular, IOs), changes in prepayment forecasts by market participants could affect the market prices of those securities sold by securitization entities, and thus could affect the profits we earn from securitizing assets.

Our credit results and risks can also be affected by prepayments. For example, credit risks for the securities we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

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

Fair Value and Liquidity Risks

The securities that we sponsor are generally funded with equity with no associated recourse debt that might affect our liquidity position. On January 1, 2008 we elected the fair value option under FAS 159 for assets and liabilities at Acacia, with all changes in market values now being recorded through our income statement. Though this adds to our potential earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position. Changes in the fair values (or ratings downgrades) of assets owned by an Acacia entity may also create differences between our reported GAAP and taxable income. However, we do not currently believe this will create liquidity issues for us.

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

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued generally have no impact on our liquidity. ABS issued by Sequoia are reported at amortized cost as our the residential loans collateralizing these ABS. Beginning January 1, 2008, we report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities, is there an effect to Redwood from changes in fair values of these securities. There are no such considerations in the Sequoia securitization entities.

We may fund some assets with a combination of short-term debt and equity (generally prior to securitization) that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

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

Effect of Governmental Initiatives on Market Risks

Recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth through the end of 2008. Continued concerns about the systemic impact of inflation or deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and the declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These market and economic conditions have spurred governmental initiatives and interventions designed to address them; however, the effect these governmental actions will have is not yet fully known.

For example, in February 2009 the President announced a “Homeowner Affordability and Stability Plan,” which is primarily focused on reducing foreclosures through loan modifications, and increasing refinancing opportunities for homeowners with mortgages that conform to governmental agency criteria. Details of the plan will be released in March 2009, but it appears that the administration will be taking parts of many existing loan modification plans and formalizing them. This plan is in addition to the U.S. government’s TARP program, and other recent governmental interventions in the U.S. credit markets.

Given the size and scope of these governmental actions, they will likely affect many of the market risks described above. As these initiatives are developed and their effects become more apparent we will continue to seek to take them into account in managing the risks inherent in our business.

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

Revenue Recognition

When recognizing revenue on consolidated earning assets, we generally employ the effective yield method and use assumptions about the future to determine an effective yield that drives amortization of premiums, discounts, and other net capitalized fees and costs associated with purchasing and financing real estate loans and securities.

Loan Premium Amortization

For consolidated real estate loans, the effective yield method is applied as prescribed under FAS 91. For loans acquired prior to July 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize premiums or discounts. When rates rise, our premium expense will likely be lower (as we project the effective yields to be higher and, until the coupons reset higher, we need to amortize less of the premium to record the effective yield in each reporting period). Conversely, when rates fall, our premium expense will likely be higher (as we project the effective yields to be lower and, until the coupons reset lower, we need to amortize less of the premium to record the effective yield in each reporting period).

For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments on a pool basis to calculate an effective yield and to amortize the premium or discount. The volatility in periodic amortization expense is dependent primarily on prepayments.

Securities Discount Amortization

For discount amortization on our consolidated securities, an effective yield is applied by projecting cash flows that incorporate assumptions of amount and timing credit losses, prepayment speeds, and interest rates over the remaining life of each asset. If our assumptions prove to be accurate, then the yield that we recognize in the current period will remain the same over the life of the security. We constantly review — and update as necessary — our assumptions and resulting cash flow projections based on historical performance, input, and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions used to generate future cash flows will prove to be accurate or that these estimates will not change materially.

The majority of our discount amortization is generated from residential and commercial securities purchased at a significant discount to par value. To the extent we expect to incur credit losses, we set aside as a form of credit reserve a portion of this discount and this designated credit reserve is not amortized into income. The level of this reserve is based upon our assessment of various factors including economic conditions, characteristics and delinquency status of the underlying loans, past performance of similar loans, and other factors. Thus, when credit losses do occur, they are recorded against this reserve and there is no income statement impact at that time. The difference between the amount of our total discount and the designated credit reserve is the accretable discount. The accretable discount represents the amount of discount amortization that we expect to recognize into income over the remaining life of an asset. As we update our estimate of future credit losses, increases in projected losses will increase the discount set aside as reserve resulting in less accretable discount for amortization into income and lower portfolio yields. In contrast, lower credit loss projections will decrease the reserve and increase the accretable discount balance, increasing our CES discount amortization and resulting in higher portfolio yields.

The timing of projected receipt of cash flows from our CES is also an important driver in the effective yield. Slower actual or projected prepayment speeds will cause projected receipt of cash flows to be delayed and will reduce the rate of CES discount accretion resulting in a lower yield for the portfolio. An increase in actual or projected prepayment speeds will generally result in a higher portfolio yield as a result of increased discount amortization.

Amortization of ABS Issued Premium

We apply the effective yield method in determining amortization for the premium and deferred asset-backed securities issuance cost for ABS issued. ABS premium is recognized through our income statement as a reduction in interest expense and issuance costs are amortized as additional interest expense over the life of the ABS issued. Similar to our calculation of amortization of premium and discounts on assets, the use of this method requires us to project cash flows over the remaining life of each liability. These projections are primarily affected by forecasted prepayment rates of the pledged assets. If prepayment speeds are faster than modeled, the average life of the liability will shorten, and we will recognize the ABS net premium and deferred asset-backed securities issuance costs at a faster rate, thereby decreasing net expense in the current period. If prepayment speeds are slower than expected, the average life of the liability will lengthen, and it will take us longer to recognize the ABS net premium, decreasing interest expense in the current period.

Establishing Valuations and Accounting for Changes in Valuations

The fair values we report for our financial assets and liabilities reflect what we believe we would realize if we chose to sell our assets, or would have to pay if we chose to buy back our ABS issued liabilities. This is consistent with GAAP requirements even though we may have no intent on selling these assets, nor would we be forced to sell since we currently have no recourse debt funding these securities, and we generally do not intend to repurchase our liabilities. Establishing fair values in thinly traded or essentially closed markets is inherently subjective and is dependent upon many market-based inputs, including observable trades, information on offered inventories, bid lists, and indications of value obtained from dealers. Obtaining fair values for securities is especially difficult for more illiquid securities, such as ours, and is made more difficult when there is limited trading visibility, as has been the case in recent quarters. Where there are observable sales, many of them are from distressed sellers, and their sales tend to further depress asset prices. For these reasons, we expect market valuations to continue to be highly volatile.

Fair values for our assets and liabilities are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security. Our valuation process relied on our internal values to estimate the fair values of our securities at

December 31, 2008. We also request indications of value (marks) from third-party dealers every quarter to assist in the valuation process for all of our assets and liabilities. For December 31, 2008, we received dealer marks on 67% of our assets and 94% of our liabilities on our consolidated balance sheet. In the aggregate, our internal valuations of the securities on which we received dealer marks were 1% lower than the aggregate dealer marks at December 31, 2008. Our internal valuations of our ABS issued on which we received dealer marks were 12% higher than the aggregate dealer marks at December 31, 2008.

In assessing the third-party dealer marks that we receive, it appears that some measures have been taken to enhance the quality of these marks, as they more closely approximated our internal fair value estimates in the fourth quarter of 2008 than in recent prior quarters. However, there were fewer third-party generated data points available to us at December 31, 2008, than in prior quarters, in part because some dealers no longer exist and others have ceased providing client valuation services.

Accounting under FAS 159

Effective January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This gives us the option to elect to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. One of the chief objectives of this standard was to provide better matching of the accounting results to the economic activities underlying them. For example, there may be assets or liabilities that are measured under the historical cost models while related transactions (e.g. hedging derivatives or offsetting transactions) are at fair value. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value are recorded in earnings.

We elected the fair value option on January 1, 2008, for the assets and liabilities of Acacia and certain other securities. FAS 159 allowed for a one-time election for these existing positions upon adoption, which resulted in a $1.5 billion cumulative effect transition adjustment recorded to beginning retained earnings on January 1, 2008. Our decision to adopt FAS 159 for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as AFS securities under FAS 115. Securities that we anticipate funding with a combination of debt and equity or are or may be financed through securitization liabilities will generally be accounted for at fair value under FAS 159 along with the corresponding liabilities.

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

Allowance for Loan Losses on Loans Held-for-Investment

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

For our interest-rate sensitive assets and liabilities, the table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2008 was used to project the average coupon rates for each year presented, based on the characteristics of our existing portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the interest rate scenario. Actual prepayment speeds will likely vary from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. As discussed in Item 7 of this Annual Report on Form 10-K, the actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

Our future earnings are sensitive to a number of factors (including those discussed in Item 7 of this Annual Report on Form 10-K) and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table.

The composition of our balance sheet and the set of assumptions used at December 31, 2008 differ from those used at December 31, 2007. The assumptions we use reflect the market conditions at the date of the financial statements, so the future interest rates assumed and corresponding prepayment speeds used to project the cash flows differ from those used a year ago. However, the overall results are similar in that our future results still depend greatly on the credit performance of the underlying loans (although the tabular information assumes no credit losses), future interest rates (as many of our assets are adjustable-rate), prepayment behavior on residential real estate loans, and our ability to invest our capital (also not included in this tabular information).

Quantitative Information on Market Risk

(Dollars in Thousands)	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Principal Value	Carrying Value	Fair Value
Residential Real Estate Loans
Adjustable Rate
Principal	435,139	390,852	346,105	312,891	297,144	2,153,458	3,935,590	3,981,647	2,298,147
Interest Rate	3.61%	2.68%	3.14%	4.20%	4.05%	4.53%		101.17%	58.39%
Hybrid
Principal	61,295	56,222	53,053	50,569	46,396	414,144	681,679	665,464	335,773
Interest Rate	5.62%	5.51%	5.27%	4.95%	4.90%	5.17%		97.62%	96.72%
Residential Credit-Enhancement Securities
Adjustable Rate
Principal	44,454	47,071	45,870	53,442	61,893	1,200,691	1,453,421	17,433	19,284
Interest Rate	3.24%	2.59%	3.47%	4.02%	3.81%	4.30%		1.20%	1.33%
Fixed Rate
Principal	8,758	14,517	17,296	17,435	22,949	321,554	402,509	53,252	52,332
Interest Rate	5.39%	5.06%	5.51%	5.76%	5.77%	5.94%		13.23%	13.00%
Hybrid
Principal	43,898	53,439	43,604	41,140	41,903	488,351	712,335	44,669	41,441
Interest Rate	4.65%	4.14%	4.39%	4.83%	4.83%	5.02%		6.27%	5.82%
Residential Investment-Grade Securities
Adjustable Rate
Principal	29,716	31,433	29,815	24,328	22,794	196,222	334,308	74,343	58,918
Interest Rate	2.61%	1.96%	2.75%	3.38%	3.38%	3.90%		22.24%	17.62%
Fixed Rate
Principal	10,627	10,217	10,898	12,763	14,795	152,877	212,176	79,466	79,331
Interest Rate	5.52%	5.44%	5.57%	5.66%	5.68%	5.76%		37.45%	37.39%
Hybrid
Principal	42,599	38,885	36,596	37,403	38,728	353,970	548,181	181,120	174,274
Interest Rate	4.25%	3.62%	4.00%	4.52%	4.67%	5.02%		33.04%	31.79%
Other Real Estate Investments
Hybrid
Principal	3,981	7,221	—	—	—	8,548	19,750	—	—
Interest Rate	4.96%	5.57%	6.07%	5.90%	4.97%	5.18%		0.00%	0.00%
Other Investments
Adjustable Rate
Principal	—	—	—	—	—	78,244	78,244	78,244	78,244
Interest Rate	1.11%	1.74%	2.28%	2.64%	2.73%	2.88%		100.00%	100.00%
Commercial Real Estate Loans
Fixed Rate
Principal	13,933	8,925	—	—	—	14,782	37,640	12,226	12,166
Interest Rate	5.39%	6.04%	5.77%	5.77%	5.77%	6.48%		32.48%	32.32%
Commercial Credit-Enhancement Securities
Fixed Rate
Principal	—	—	—	—	1,441	873,750	875,191	90,301	80,600
Interest Rate	5.18%	5.18%	5.18%	5.18%	5.18%	5.46%		10.32%	9.21%
Commercial Investment-Grade Securities
Adjustable Rate
Principal	3,663	207	240	194	240	36,228	40,771	11,122	11,122
Interest Rate	4.51%	4.32%	4.75%	4.97%	4.97%	4.94%		100.00%	74.77%
Fixed Rate
Principal	48	52	3,040	—	11,641	39,465	54,246	18,658	18,658
Interest Rate	5.44%	5.44%	5.44%	5.44%	6.35%	5.74%		96.96%	80.61%
CDO Credit-Enhancement Securities
Adjustable Rate
Principal	2,917	789	3,528	20,817	15,376	124,750	168,177	8,776	6,569
Interest Rate	2.83%	2.12%	2.62%	3.66%	3.73%	3.28%		23.22%	14.29%
CDO Investment-Grade Securities
Adjustable Rate
Principal	15,032	1,361	1,648	18,586	71,406	58,741	166,774	23,030	21,941
Interest Rate	3.34%	2.42%	3.16%	4.18%	4.70%	4.80%		59.87%	34.02%
Fixed Rate
Principal	144	—	540	10,060	570	10,786	22,100	7,520	7,520
Interest Rate	3.95%	3.95%	4.30%	4.45%	3.76%	2.28%		87.89%	66.14%

Quantitative Information on Market Risk (Continued)

(Dollars in Thousands)	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Principal Value	Carrying Value	Fair Value
Asset-backed securities issued
Sequoia
Adjustable Rate
Principal	443,253	395,005	347,318	311,025	292,439	2,029,475	3,818,516	3,841,713	2,563,781
Interest Rate	2.18%	1.52%	2.27%	2.91%	2.85%	3.16%		100.61%	67.14%
Hybrid
Principal	75,131	67,122	61,109	55,699	49,989	357,634	666,686	666,413	403,694
Interest Rate	5.73%	5.64%	5.39%	5.03%	4.98%	5.21%		99.96%	60.55%
Acacia
Variable Rate
Principal	96,775	75,914	73,526	265,482	621,986	1,986,797	3,120,480	339,642	339,642
Interest Rate	2.63%	1.47%	2.24%	3.05%	2.98%	3.62%		10.88%	10.88%
Fixed Rate
Principal	—	—	—	—	7,000	7,219	14,219	7,289	7,289
Interest Rate	0.97%	0.97%	0.97%	0.97%	0.97%	0.97%		51.26%	33.53%
Long-term Debt
Principal	—	—	—	—	—	150,000	150,000	150,000	41,628
Interest Rate	4.05%	3.85%	4.60%	4.89%	5.04%	5.27%		100.00%	27.75%
Interest rate agreements
Interest Rate Caps
(Purchased/Sold)
Notional Amount	8,000	15,400	3,000	56,800	5,720	875,480	964,400	599	599
Buy Strike Rate	5.36%	8.76%	8.66%	8.58%	8.53%	8.63%
Receive Strike Rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Interest Rate Swaps
(Purchased)
Notional Amount	125,069	137,469	118,967	80,137	111,849	440,290	1,013,781	(97,226)	(97,226)
Receive Strike Rate	1.16%	1.75%	2.29%	2.62%	2.73%	2.99%
Pay Strike Rate	3.97%	4.82%	4.71%	4.80%	4.55%	4.48%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-3 through F-52 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluation the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc., together with its consolidated subsidiaries (the company, or Redwood), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of the end of our 2008 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2008, was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Redwood; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The company’s internal control over financial reporting as of December 31, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2008.

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 11, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 14, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 10, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
4.1	Form of Common Stock Certificate (filed herewith) (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

Exhibit Number	Exhibit
4.6	Purchase Agreement dated December 12, 2006 between Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 between Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.3	Third Amended and Restated Voting Agreement dated as of March 20, 2008 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 14, 2009)
9.4	Amendment toThird Amended and Restated Voting Agreement dated as of March 20, 2008 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 27, 2009)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, amended through May 22, 2008 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 22, 2008)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on November 17, 2005)
10.7*	2002 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.16, filed on August 14, 2002)
10.8*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

Exhibit Number	Exhibit
10.9	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement No. 2 filed on July 2, 2008)
10.10	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Proxy Statement filed on April 22, 2008)
10.11*	Forms of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.18, filed on November 14, 2003)
10.12	Office Building Lease, dated February, 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.13	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.14	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.15*	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10.1, filed on May 15, 2003)
10.16*	Employment Agreement, dated as of June 1, 2005, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 6, 2005)
10.17*	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.4, filed on February 25, 2005)
10.18*	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.7, filed on February 25, 2005)
10.19*	Form of Amendment to Employment Agreement between the Registrant and each of George E. Bull, III, Brett D. Nicholas, Harold F. Zagunis, and Martin S. Hughes (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on November 17, 2005)
10.20*	Amendment to Employment Agreement, dated as of December 8, 2006, between Registrant and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2006)
10.21*	Amendment to Employment Agreement, dated as of December 8, 2006, between Registrant and Brett D. Nicholas (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 8, 2006)
10.22*	Amendment to Employment Agreement, dated as of January 16, 2008, between Registrant and Martin S. Hughes (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 18, 2008)
10.23*	Amendment to Employment Agreement, dated as of January 16, 2008, between Registrant and Harold F. Zagunis (Incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 18, 2008)
10.24*	Amendment to Employment Agreement, dated as of December 10, 2008, between Registrant and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2008)
10.25*	Amendment to Employment Agreement, dated as of December 10, 2008, between Registrant and Martin S. Hughes (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 11, 2008)

Exhibit Number	Exhibit
10.26*	Amendment to Employment Agreement, dated as of December 10, 2008, between Registrant and Brett D. Nicholas (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 11, 2008)
10.27*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (filed herewith)
10.28	Underwriting Agreement, dated January 21, 2009, between Registrant and J.P. Morgan Securities Inc., as representative of the several underwriters (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on January 27, 2009)
14	Code of Business Conduct and Ethics, as amended in November 2008 (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST

Date: February 25, 2009

By:	/s/ George E. Bull, III

George E. Bull, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Bull, III George E. Bull, III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2009
/s/ Martin S. Hughes Martin S. Hughes	President, Co-Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 25, 2009
/s/ Christopher J. Abate Christopher J. Abate	Managing Director and Controller (Principal Accounting Officer)	February 25, 2009
/s/ Richard D. Baum Richard D. Baum	Director	February 25, 2009
/s/ Thomas C. Brown Thomas C. Brown	Director	February 25, 2009
/s/ Mariann Byerwalter Mariann Byerwalter	Director	February 25, 2009
/s/ Douglas B. Hansen Douglas B. Hansen	Director	February 25, 2009
/s/ Greg H. Kubicek Greg H. Kubicek	Director	February 25, 2009
/s/ Diane L. Merdian Diane L. Merdian	Director	February 25, 2009
/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 25, 2009
/s/ Charles J. Toeniskoetter Charles J. Toeniskoetter	Director	February 25, 2009
/s/ David L. Tyler David L. Tyler	Director	February 25, 2009

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited Redwood Trust, Inc.’s (a Maryland Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Redwood Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland Corporation) and its subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, stockholders’ equity (deficit) and comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion.

As discussed in Note 3 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurement, and Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, in 2008.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 25, 2009

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2008	December 31, 2007
ASSETS
Real estate loans	$4,659,336	$7,204,151
Real estate securities, at fair value:
Trading securities	339,654	11,521
Available-for-sale securities	232,470	2,110,080
Total real estate securities	572,124	2,121,601
Other investments	78,244	79,125
Cash and cash equivalents	126,480	290,363
Total earning assets	5,436,184	9,695,240
Restricted cash	53,608	118,064
Accrued interest receivable	31,415	45,553
Derivative assets	3,071	5,598
Deferred tax asset	3,608	8,875
Deferred asset-backed securities issuance costs	9,921	39,909
Other assets	43,942	25,233
Total Assets	$5,581,749	$9,938,472
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Short-term debt	$—	$7,561
Accrued interest payable	29,417	53,796
Derivative liabilities	177,590	81,385
Accrued expenses and other liabilities	20,118	10,441
Dividends payable	25,103	24,289
Asset-backed securities issued – Sequoia	4,508,127	6,946,166
Asset-backed securities issued – Acacia	346,931	3,383,113
Long-term debt	150,000	150,000
Total liabilities	5,257,286	10,656,751
Minority interest	22,611	—
Stockholders’ Equity (Deficit)
Common stock, par value $0.01 per share, 75,000,000 and 50,000,000 shares authorized; 33,470,557 and 32,385,073 issued and oustanding	336	324
Additional paid-in capital	1,149,392	1,108,148
Accumulated other comprehensive loss	(56,865)	(573,766)
Cumulative earnings (losses)	266,059	(299,626)
Cumulative distributions to stockholders	(1,057,070)	(953,359)
Total stockholders’ equity (deficit)	301,852	(718,279)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,581,749	$9,938,472

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2008	2007	2006
Interest Income
Real estate loans	$307,072	$480,485	$608,509
Real estate securities	251,313	369,785	265,353
Other investments	2,305	2,590	—
Cash and cash equivalents	6,855	15,488	10,939
Total interest income	567,545	868,348	884,801
Management fees	5,390	6,408	3,184
Interest Expense
Short-term debt	(318)	(60,029)	(29,836)
Asset-backed securities issued	(411,278)	(587,363)	(674,629)
Long-term debt	(9,275)	(10,778)	(423)
Total interest expense	(420,871)	(658,170)	(704,888)
Net Interest Income	152,064	216,586	183,097
(Provision for) reversal of loan losses	(55,111)	(12,808)	359
Market valuation adjustments, net	(492,887)	(1,261,449)	(12,586)
Net Interest (Loss) Income After Provision and Market Valuation Adjustments	(395,934)	(1,057,671)	170,870
Operating expenses	(62,094)	(58,555)	(55,925)
Realized gains on sales and calls, net	8,496	12,781	22,557
Minority interest allocation	1,936	—	—
Net (loss) income before provision for income taxes	(447,596)	(1,103,445)	137,502
Benefit from (provision for) income taxes	3,210	(5,192)	(9,970)
Net (Loss) Income	$(444,386)	$(1,108,637)	$127,532
Basic (loss) earnings per share:	$(13.46)	$(39.70)	$4.96
Diluted (loss) earnings per share:	$(13.46)	$(39.70)	$4.85
Regular dividends declared per common share	$3.00	$3.00	$2.80
Special dividends declared per common share	$—	$2.00	$3.00
Total Dividends Declared Per Common Share	$3.00	$5.00	$5.80
Basic weighted average shares outstanding	33,022,622	27,928,234	25,718,435
Diluted weighted average shares outstanding	33,022,622	27,928,234	26,313,826

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE (LOSS) INCOME

For the Year Ended December 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)
Adoption of FAS 159	—	—	—	458,207	1,010,071	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	(115,559)	710,445	(953,359)	749,999
Net loss	—	—	—	—	(444,386)	—	(444,386)
Net unrealized loss on available-for-sale securities	—	—	—	(127,487)	—	—	(127,487)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	172,731	—	—	172,731
Reclassification of unrealized loss to minority interest	—	—	—	7,764	—	—	7,764
Reclassification of unrealized (gain) loss on interest rate agreements to net loss	—	—	—	5,686	—	—	5,686
Total other comprehensive income				58,694
Total comprehensive loss							(385,692)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,257,496	15	33,775	—	—	—	33,790
Employee option & stock purchase plan	169,644	—	1,014	—	—	—	1,014
Non-cash equity award compensation	—	—	12,634	—	—	—	12,634
Share repurchases	(341,656)	(3)	(6,179)	—	—	—	(6,182)
Common dividends declared	—	—	—	—	—	(103,711)	(103,711)
December 31, 2008	33,470,557	$336	$1,149,392	$(56,865)	$266,059	$(1,057,070)	$301,852

For the Year Ended December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690
Net loss	—	—	—	—	(1,108,637)	—	(1,108,637)
Net unrealized loss on available-for-sale securities	—	—	—	(1,175,770)	—	—	(1,175,770)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	548,432	—	—	548,432
Unrealized losses on cash flow hedges, net	—	—	—	(39,421)	—	—	(39,421)
Reclassification of unrealized (gain) loss on interest rate agreements to net loss	—	—	—	(165)	—	—	(165)
Total other comprehensive loss				(666,924)
Total comprehensive loss							(1,775,561)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	5,510,610	55	189,819	—	—	—	189,874
Employee option & stock purchase plan	141,003	2	42	—	—	—	44
Non-cash equity award compensation	—	—	14,479	—	—	—	14,479
Common dividends declared	—	—	—	—	—	(149,805)	(149,805)
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$(718,279)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE (LOSS) INCOME – (continued)

For the Year Ended December 31, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2005	25,132,625	$251	$824,365	$73,731	$681,479	$(644,866)	$934,960
Net income	—	—	—	—	127,532	—	127,532
Net unrealized loss on available-for-sale securities	—	—	—	30,953	—	—	30,953
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	(1,061)	—	—	(1,061)
Unrealized losses on cash flow hedges, net	—	—	—	(2,448)	—	—	(2,448)
Reclassification of unrealized (gain) loss on interest rate agreements to net income	—	—	—	(8,017)	—	—	(8,017)
Total other comprehensive income				19,427
Total comprehensive loss							146,959
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,358,751	14	66,402	—	—	—	66,416
Employee option & stock purchase plan	234,694	2	(1,488)	—	—	—	(1,486)
Non-cash equity award compensation	7,390	—	14,529	—	—	—	14,529
Common dividends declared	—	—	—	—	—	(158,688)	(158,688)
December 31, 2006	26,733,460	$267	$903,808	$93,158	$809,011	$(803,554)	$1,002,690

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$(444,386)	$(1,108,637)	$127,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(5,927)	(63,432)	(61,654)
Depreciation and amortization of non-financial assets	1,169	3,243	1,156
Provision for (reversal of) credit losses	55,111	12,808	(359)
Non-cash equity award compensation	12,634	14,479	14,529
Net valuation adjustments	492,887	1,261,449	12,586
Realized gains on sales and calls, net	(8,496)	(12,781)	(22,557)
Net change in:
Accrued interest receivable	26,593	25,216	5,700
Deferred income taxes	5,267	(3,397)	(94)
Other assets	14,442	14,217	(6,394)
Accrued interest payable	(13,947)	3,206	9,563
Accrued expenses and other liabilities	9,677	(6,391)	(11,057)
Net cash provided by operating activities	145,024	139,980	68,951
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	—	(1,172,248)	(2,017,553)
Proceeds from sales of real estate loans held-for-investment	—	15,454	8,408
Principal payments on real estate loans held-for-investment	1,161,647	3,228,338	6,536,582
Purchases of real estate securities available-for-sale	(313,318)	(1,326,956)	(1,322,261)
Proceeds from sales of real estate securities available-for-sale	13,972	380,519	378,982
Principal payments on real estate securities available-for-sale	73,411	332,394	227,685
Purchases of real estate securities trading	(3,341)	(40,818)	—
Proceeds from sales of real estate securities trading	7,771	2,237	—
Principal payments on real estate securities trading	164,575	13,731	—
Purchases of other investments	—	(80,000)	—
Principal payments on other investments	881	875	—
Net decrease (increase) in restricted cash	64,456	(5,897)	(39,746)
Net cash provided by investing activities	1,170,054	1,347,629	3,772,097
Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	(7,561)	(1,848,647)	1,686,501
Proceeds from issuance of asset-backed securities	—	4,222,078	1,496,216
Deferred asset-backed security issuance costs	—	(20,254)	(14,012)
Repayments on asset-backed securities	(1,405,829)	(3,812,007)	(7,025,232)
Proceeds from issuance of long-term debt	—	50,000	100,000
Net (purchases) sales of interest rate agreements	(13,909)	(2,119)	245
Net proceeds from issuance of common stock	34,804	189,918	64,931
Common stock repurchases	(6,182)	—	—
Dividends paid	(102,895)	(144,231)	(157,566)
Change in minority interests	22,611	—	—
Net cash used in financing activities	(1,478,961)	(1,365,262)	(3,848,917)
Net (decrease) increase in cash and cash equivalents	(163,883)	122,347	(7,869)
Cash and cash equivalents at beginning of period	290,363	168,016	175,885
Cash and cash equivalents at end of period	$126,480	$290,363	$168,016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$441,048	$648,556	$692,141
Cash (received) paid for taxes	$(10,840)	$13,000	$10,249
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$25,103	$24,289	$18,715

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-K. All amounts presented herein, except per share data, are shown in thousands.

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

We are the asset manager and an investor in the Redwood Opportunity Fund LP (the Fund) that we sponsor. The Fund primarily invests in mortgage-backed securities.

We also sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the consolidated Sequoia securitization entities. Our Acacia program is used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all of the consolidated Acacia securitization entities.

Principles of Consolidation

We apply the principles of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140) and FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)) to determine whether we must consolidate any entities where we have continuing involvement. In December 2008, the FASB issued FASB Staff Position 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP 140-4 and FIN 46(R)-8). The FSP expands the disclosure requirements in FAS 140 about transfers of financial assets and involvements with variable interest entities (VIEs) to require, among other things, disclosure of (1) a transferor’s continuing involvement in transferred financial assets and (2) how a transfer of financial assets to an SPE, or an entity’s involvement with VIEs, affects the entity’s financial position, financial performance, and cash flows.

We consolidate the assets, liabilities, and non-controlling interests of the Fund that we sponsor, as we are the primary beneficiary of this entity as defined by FIN 46(R). The primary beneficiary is the party that absorbs the majority of the VIE’s anticipated losses and/or the majority of the expected returns. Our significant limited partnership interests and ongoing asset management responsibilities constitute this majority. We do not service any assets, including assets owned at the Fund. For financial reporting purposes, the underlying securities owned at the Fund are shown on our consolidated balance sheets under real estate

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 2. Basis of Presentation  – (continued)

securities. The portion of the Fund that represents the interest of third parties is shown as minority interest on our consolidated balance sheets and the portion of income allocable to third parties is shown as minority interest allocation in our consolidated statements of (loss) income.

We consolidate the assets and liabilities of the Sequoia and Acacia securitizations that we sponsor that are not accounted for as sales. These entities did not meet the criteria for sale accounting as prescribed by FAS 140 at the time we transferred financial assets to them. Our continuing involvement includes our retention of junior interests and call rights and certain ongoing management responsibilities or other discretionary activities. We do not service any assets, including assets owned at Sequoia or Acacia. For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities accounted for as secured borrowings are shown on our consolidated balance sheets under real estate loans and real estate securities. The asset-back securities (ABS) issued to third parties are shown on our consolidated balance sheets under ABS issued. In our consolidated statements of (loss) income, we record interest income on the loans and securities and interest expense on the ABS issued.

Prior to the fourth quarter of 2008, we consolidated all of the Sequoia and Acacia entities that we sponsor. During the fourth quarter of 2008, we derecognized the assets and liabilities of certain Sequoia entities due to a sale of our variable interests in such entities and lack of continuing involvement. The assets and liabilities of those entities are no longer shown on our consolidated balance sheets as of December 31, 2008.

See Note 6 for further discussion on our sale of Sequoia interests and resulting deconsolidation.

Note 3. Summary of Significant Accounting Policies

Reclassifications

During the third quarter of 2008, we changed the presentation of our consolidated statements of (loss) income to include, as a separate line item, the provision for loan losses. We determined that this expense had become a material component of net interest income and no longer present it as a component of interest income. This change did not impact our current or prior period financial statements. The consolidated statements of (loss) income reported during previous periods and referenced herein have been modified to conform to the current presentation. The associated allowance for loan losses continues to be presented as a component of real estate loans on our consolidated balance sheets.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

For GAAP, a fair value measurement represents the price at which a transaction would occur between market participants. This price implies an orderly transaction, or exit price, that is not a forced liquidation or distressed sale at the measurement date. Redwood’s approach to developing fair values for financial assets or liabilities focuses on available inputs and pricing that is observed in the market place. Examples of the market information that we attempt to obtain include the following:

•	Quoted prices for the same or similar securities;
•	Relevant reports issued by analysts and rating agencies;
•	The current level of interest rates and any directional movements in relevant indexes, such as credit risk indexes;
•	Information about the performance of the underlying mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;
•	Indicative prices or yields from broker/dealers; and,
•	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Residential and Commercial Real Estate Loans — Held-for-Sale

Residential and commercial real estate loans held-for-sale are loans that we are marketing for sale to independent third parties. These loans are carried at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities (FAS 65), as measured on an individual basis. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value (gains and losses) are reported through our consolidated statements of (loss) income in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned and securitized at Sequoia entities and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Interest previously accrued on loans that become greater than 90 days past due is reserved against in the allowance for loan losses. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due is used to reduce the outstanding loan principal balance. Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For residential loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

We may exercise our right to call ABS issued by Sequoia and may subsequently sell the underlying loans to third parties. We reclassify held-for-investment loans to held-for-sale loans once we determine that loans will be sold to third parties. Gains or losses on the sale of real estate loans are based on the specific identification method.

See Note 6 for further discussion on the sale of Sequoia interests.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Once we determine applicable default amounts, the timing of the defaults, and severity of losses upon defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our allowance for loan losses, since we believe these losses exist as of the reported date of the financial statements. We re-evaluate the adequacy of our allowance for loan losses on at least a quarterly basis.

See Note 7 for further discussion on the allowance for loan losses.

We do not currently maintain a loan repurchase reserve, as we do not originate real estate loans and we believe that any risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies. Management is not aware of any outstanding repurchase claims against Redwood.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

When recognizing revenue on our AFS securities, we have determined that credit risk is not remote and therefore employ the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each asset, which includes assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

We assess each quarter whether a decline in fair value below our cost of the AFS security is other-than-temporary impairment. For determining other-than-temporary impairment, we use the guidelines prescribed under FAS 115, EITF 99-20, and SEC Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (commonly referred to as SAB 59). If there has been an adverse change in the projected future cash flows of the security, we no longer have the ability and intent to hold the security, or we have determined that there will not likely be a recovery of fair value up to (or beyond) the amortized cost of the security within a reasonable period of time, there is other-than-temporary impairment. Upon the determination of other-than-temporary impairment, any associated accumulated other comprehensive loss is reclassified into earnings using the specific identification method and reported under market valuation adjustments, net, in our consolidated statements of (loss) income.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF 99-20 to achieve a more consistent determination of whether other-than-temporary impairment has

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

occurred. The implementation of this standard did not impact our consolidated financial position and results of operations as our existing valuation methodology is consistent with the FASB’s clarification.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. At December 31, 2008, we did not have any significant concentrations of credit risk arising from cash deposits as 96% of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products. We have subsequently taken steps to put 100% of our domestic cash in direct obligations of the U.S. government or instruments insured by the FDIC.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

In September 2008, the FASB issued FASB Staff Position 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under FAS 133. The implementation of these standards resulted in enhanced disclosures, including potential payouts and underlying characteristics of credit derivatives, and did not impact our consolidated financial position and results of operations.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets

Income recognition for GAAP and tax differ in material respects. These differences often reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is our ability as a REIT to deduct dividends paid to shareholders as an expense for tax, but not for GAAP.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Short-Term Debt

Short-term debt can include master repurchase agreements (MRA), bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. Borrowings under short-term debt facilities generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted.

See Note 12 for further discussion on short-term debt.

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

Asset Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represent ABS, issued by bankruptcy-remote securitization entities sponsored by Redwood.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under FAS 159 and carried at their estimated fair values on our consolidated balance sheets. Changes in fair value (gains or losses) are reported in our consolidated statements of (loss) income through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

See Note 13 for further discussion on ABS issued.

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes at Redwood. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to the London Interbank Offered Rate (LIBOR) plus a margin until they are redeemed in whole or mature at a future date. These notes contain an earlier optional redemption date without penalty. Long-term debt is carried at its unpaid principal balance.

See Note 14 for further discussion on long-term debt.

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

Other Comprehensive (Loss) Income

Current period net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under FAS 133 are reported as components of other comprehensive (loss) income on our consolidated statements of stockholders’ equity (deficit) and comprehensive (loss) income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Equity Compensation Plans

Incentive Plan

In March 2008, we amended our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our shareholders in May 2008. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), deferred stock units (DSUs), restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, The Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of (loss) income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. FAS 160 is effective beginning January 1, 2009, with early adoption not permitted. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

which upon adoption will be applied retrospectively for all periods presented. Although we do not expect a significant impact on our results of operations or cash flows, the adoption of FAS 160 will increase our reported equity on our consolidated balance sheets by the amount of any aggregate minority interests, possibly resulting in an increase in GAAP book value.

In December 2007, the FASB issued a revision to Statement of Financial Accounting Standard No. 141, Business Combinations (FAS 141R). FAS 141R requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. We will apply the provisions of FAS 141R to business combinations occurring after December 31, 2008. Adoption of FAS 141R will not affect our financial condition, results of operations or cash flows, but may have an effect on our accounting for potential future business combinations.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing earnings per share using the two-class method. According to EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 3. Summary of Significant Accounting Policies  – (continued)

interim periods within those years. When adopted, its requirements are applied by recasting previously reported earnings per share (EPS). We do not expect a significant impact on our financial position, results of operations, cash flows, or EPS.

Note 4. Fair Value Option

FAS 159 gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This election is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial adoption of FAS 159 on January 1, 2008. Subsequent changes in the fair value of these assets, liabilities, and commitments are recorded in the consolidated statements of (loss) income.

Our decision to adopt FAS 159 for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as AFS securities under FAS 115. Securities that we anticipate funding with a combination of debt and equity or are or may be financed through securitization liabilities will generally be accounted for at fair value under FAS 159 along with the corresponding liabilities.

Transition Adjustment Due to the Adoption of FAS 159 on January 1, 2008

We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. We also elected the fair value option for certain securities at Redwood that we anticipated potentially selling or securitizing in the future. We did not elect the fair value option for the assets and liabilities at Sequoia, as these assets and liabilities are accounted for using similar measurement attributes (i.e., cost basis) and do not generally create substantial volatility in our earnings. We also did not elect the fair value option for most CES and other investments at Redwood, as these assets were funded with equity and are not anticipated to be funded with a combination of debt and equity in the future, or securitized.

Prior to the application of FAS 159, we were required to mark-to-market the assets, but not the liabilities, of Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated by the assets of that entity. Electing the fair value option for the assets and liabilities of Acacia enabled us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes. As a result of this fair value election we de-designated all cash flow hedge accounting elections for our interest rate agreements, which reduced the complexity of accounting with regards to derivatives under FAS 133. Additionally, there was no deferred tax impact associated with the adoption since the net unrealized losses in accumulated other comprehensive loss that were reclassified to retained earnings were generated at the REIT, which distributes predominantly all of its taxable income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 4. Fair Value Option  – (continued)

The following table presents the resulting $1.5 billion cumulative effect transition adjustment of this one-time election of FAS 159 and its effect on the consolidated total assets and total liabilities and stockholders’ equity (deficit) at January 1, 2008.

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$(2)	$7,202
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	(2)	9,693
Restricted cash	118	—	118
Deferred asset-backed issuance costs	40	(21)	19
Other assets	86	—	86
Total Assets	9,939	(23)	9,916
Short-term debt	8	—	8
Asset-backed securities issued – Sequoia	6,946	—	6,946
Asset-backed securities issued – Acacia	3,383	(1,490)	1,893
Long-term debt	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,490)	9,167
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive (loss) income	(574)	458	(116)
Retained earnings	(1,252)	1,009	(243)
Total stockholders’ (deficit) equity	(718)	1,467	749
Total Liabilities and Stockholders’ Equity	$9,939	$(23)	$9,916

As of December 31, 2008, the loans at Acacia had an aggregate fair value of $12 million and an unpaid principal balance of $27 million, and asset-backed securities issued at Acacia had an aggregate fair value of $347 million and an unpaid principal balance of $3.1 billion.

We did not elect the fair value option for any financial instruments that were acquired subsequent to our initial adoption of FAS 159 on January 1, 2008. We did elect the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes due to the consolidation of Sequoia entities. Upon recognition of these ABS, we recorded a $7 million negative market valuation adjustment through the income statement in accordance with our election to adopt FAS 159 for all securities at Acacia.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$4,644,735	$2,618,323	$7,199,618	$6,860,574
Real estate loans (held-for-sale)	2,624	2,624	4,533	4,533
Real estate loans (fair value)	11,977	11,977	—	—
Trading securities	339,654	339,654	11,521	11,521
Available-for-sale securities	232,470	232,470	2,110,080	2,110,080
Other investments	78,244	78,244	79,125	79,125
Cash and equivalents	126,480	126,480	290,363	290,363
Restricted cash	53,608	53,608	118,064	118,064
Accrued interest receivable	31,415	31,415	45,553	45,553
Derivative assets	3,071	3,071	5,598	5,598
REO (included in other assets)	19,264	19,264	15,118	15,118
Liabilities
Short-term debt	—	—	7,561	7,561
Accrued interest payable	29,417	29,417	53,796	53,796
Derivative liabilities	177,590	177,590	81,385	81,385
ABS Issued
ABS issued – Sequoia	4,508,127	2,967,763	6,946,166	6,693,087
ABS issued – Acacia	346,931	346,931	3,383,113	1,893,441
Total ABS issued	4,855,058	3,314,694	10,329,279	8,586,528
Long-term debt	150,000	41,628	150,000	94,000

FAS 157 requires us to estimate and disclose fair values based on the following three-level hierarchy that prioritizes market inputs.

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or through corroboration with observable market data.
Level 3:	Unobservable inputs (e.g., an entity’s own data or assumptions).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

		Fair Value Measurements Using
(In Thousands)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Real estate loans	11,977	—	—	11,977
Trading securities	339,654	—	—	339,654
Available-for-sale securities	232,470	—	—	232,470
Other investments	78,244	—	78,244	—
Derivative assets	3,071	—	2,829	242
Liabilities
ABS issued – Acacia	346,931	—	—	346,931
Derivative liabilities	177,590	—	99,698	77,892

The following table presents additional information about the assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis for which Level 3 inputs were used.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Year Ended December 31, 2008 (In Thousands)	Beginning Balance 1/1/2008	Principal Paydowns	Net Loss	Other Comprehensive Loss		Ending Balance 12/31/2008
Assets
Real estate loans	$25,426	$(464)	$(11,136)	$(1,849)	$—	$11,977
Trading securities	1,804,511	(164,575)	(1,296,262)	—	(4,020)	339,654
Available-for-sale securities	317,090	(73,411)	(357,322)	45,416	300,697	232,470
Derivative assets	114	—	227	—	(99)	242
Liabilities
ABS issued – Acaia	1,893,441	(242,370)	(1,304,437)	—	297	346,931
Derivative liabilities	57,397	—	21,739	—	(1,244)	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statement of (loss) income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at December 31, 2008. Gains or losses incurred on assets or liabilities sold during the year ended December 31, 2008 are not included in this presentation.

Portion of Gains or (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2008 Included in Net Loss

Included in Net Loss
(In Thousands)	Year Ended December 31, 2008
Assets
Real estate loans (fair value)	$(11,171)
Trading securities	(1,292,289)
Available-for-sale securities	(374,310)
Derivative assets	227
Liabilities
ABS issued – Acacia	1,304,040
Derivative liabilities	(18,534)

The following table presents assets and liabilities recorded at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008

		Fair Value Measurements Using			Gain (Loss)
(In Thousands)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008
Assets
Real estate loans (held-for-sale)	2,624	—	—	2,624	(1,374)
Other assets	19,264	—	—	19,264	(7,019)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of (loss) income for the years ended December 31, 2008.

Market Valuation Adjustments, Net

(In Thousands)	Year Ended December 31, 2008
Assets
Real estate loans (fair value)	$(11,171)
Real estate loans (held-for-sale)	(8,393)
Trading securities	(1,294,986)
Impairments on AFS securities	(372,993)
Liabilities
ABS issued – Acacia	1,307,297
Derivative instruments, net	(112,641)
Market Valuation Adjustments, Net	$(492,887)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

The following is a description of the instruments measured at fair value under FAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under FAS 157.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is set to an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes.
•	Real estate owned
•	Real estate owned includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Note 6. Real Estate Loans

We invest in residential and commercial real estate loans that we acquire from third party originators. We finance these loans through a combination of debt and equity as well as through in the Sequoia and Acacia entities that we sponsor.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans reported on our consolidated balance sheets at December 31, 2008 and 2007.

	December 31,
(In Thousands)	2008	2007
Residential real estate loans (held-for-sale)	$2,624	$4,533
Residential real estate loans (held-for-investment)	4,644,486	7,173,940
Commercial real estate loans (fair value)	11,977	—
Commercial real estate loans (held-for-investment)	249	25,678
Total Real Estate Loans	$4,659,336	$7,204,151

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned with equity. None of these loans were pledged as collateral for Redwood debt as of December 31, 2008 or 2007. At December 31, 2008, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

of $3 million. At December 31, 2007, there were 18 residential loans held-for-sale with $6 million in outstanding principal value and a lower of cost or fair value of $5 million.

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment at December 31, 2008 and 2007, are owned at Sequoia entities that we consolidate for financial reporting purposes. The following table provides additional information on residential real estate loans held-for-investment at December 31, 2008 and 2007.

Residential Real Estate Loans Held-for-Investment

	December 31,
(In Thousands)	2008	2007
Principal value	$4,612,564	$7,106,018
Unamortized premium (discount), net	67,635	86,204
Discount designated as credit reserve	—	—
Allowance for loan losses	(35,713)	(18,282)
Carrying Value	$4,644,486	$7,173,940

Of the $4.6 billion of principal face and $68 million of unamortized premium on these loans at December 31, 2008, $2.0 billion of principal face and $48 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During 2008, 20% of these residential loans prepaid and we amortized 27% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $2.6 billion and the unamortized premium was $20 million at December 31, 2008. During 2008, 16% of these residential loans prepaid and we amortized 19% of the premium.

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

Sale of Sequoia Interests and Resulting Deconsolidation

During the fourth quarter of 2008, we sold variable interests in certain Sequoia securitizations issued during 2007 and determined that upon completion of a FAS 140 and FIN 46(R) accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $1.3 billion of real estate loans and other assets and $1.3 billion of ABS issued and other liabilities, for a net realized gain of $12 million. As a result of these transactions, we were required to recognize certain ABS issued by Sequoia and owned by Acacia entities. These ABS issued had been previously eliminated upon consolidation for financial reporting purposes. We recognized a $7 million negative market valuation adjustment related to these Sequoia ABS issued in accordance with our election to adopt FAS 159 for all assets at Acacia. We also recognized less than $1 million of other offsetting positive adjustments. The net effect of all transactions associated with this deconsolidation was a $5 million increase in realized gains on sales and calls, net, which was recorded to our consolidated statement of (loss) income as of December 31, 2008. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

Residential Real Estate Loan Characteristics

The following table displays the product characteristics of both residential loans held-for-sale and held-for-investmentas of December 31, 2008 and 2007.

December 31, 2008 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
ARM loans:	$0 to $250	8,820	2.63% to 6.65%	11/2012 – 06/2036	$1,067,627	$22,207
	$251 to $500	3,245	2.38% to 7.75%	11/2013 – 05/2036	1,152,801	27,197
	$501 to $750	998	2.75% to 6.00%	08/2013 – 12/2035	607,103	16,259
	$751 to $1,000	548	3.50% to 6.33%	12/2013 – 12/2035	490,796	10,690
	over $1,000	387	3.00% to 6.88%	09/2013 – 05/2036	616,843	10,580
		13,998			3,935,170	86,933
Hybrid ARM loans:	$0 to $250	91	4.13% to 6.75%	09/2033 – 04/2047	15,967	556
	$251 to $500	437	3.25% to 7.00%	07/2033 – 07/2047	186,620	10,924
	$501 to $750	481	4.00% to 7.63%	07/2033 – 07/2047	288,695	13,913
	$751 to $1,000	166	4.00% to 6.75%	07/2033 – 06/2046	146,360	7,692
	over $1,000	30	4.00% to 6.75%	08/2033 – 01/2046	44,457	1,296
		1,205			682,099	34,381
Total		15,203			$4,617,269	$121,314

December 31, 2007 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
ARM loans:	$0 to $250	10,570	2.63% to 10.25%	11/2012 – 06/2036	$1,297,772	$13,649
	$251 to $500	4,025	2.38% to 9.00%	11/2013 – 05/2036	1,432,963	15,681
	$501 to $750	1,240	2.38% to 8.63%	08/2013 – 12/2035	753,225	8,238
	$751 to $1,000	662	4.75% to 7.63%	02/2019 – 12/2035	593,659	3,445
	over $1,000	483	4.75% to 7.88%	02/2019 – 05/2036	761,300	7,271
		16,980			4,838,919	48,284
Hybrid ARM loans:	$0 to $250	512	4.13% to 7.25%	09/2033 – 04/2047	90,967	408
	$251 to $500	1,411	3.25% to 7.75%	07/2033 – 07/2047	579,778	7,219
	$501 to $750	1,412	4.00% to 7.63%	07/2033 – 07/2047	842,711	3,127
	$751 to $1,000	493	3.75% to 6.88%	07/2033 – 09/2046	439,441	5,622
	over $1,000	192	4.00% to 6.88%	08/2033 – 08/2046	314,202	3,324
		4,020			2,267,099	19,700
Total		21,000			$7,106,018	$67,984

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

As of December 31, 2008 and 2007, our residential loans were located in the following areas in the United States.

	December 31,
Geographic Concentration (by Principal):	2008	2007
Northern California	9%	10%
Southern California	12%	14%
Florida	13%	13%
New York	6%	6%
Georgia	5%	4%
Texas	5%	5%
Colorado	4%	3%
New Jersey	4%	4%
Ohio	4%	3%
Arizona	3%	4%
Virginia	3%	3%
Illinois	3%	3%
North Carolina	3%	2%
Other states (none greater than 3%)	26%	26%
Total	100%	100%

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at Acacia entities that we consolidate for financial reporting purposes. On January 1, 2008, we elected the fair value option under FAS 159 for loans at Acacia and record them at their estimated fair values. Prior to 2008, these loans were classified as held-for-investment. At December 31, 2008, there were five commercial loans at fair value, none of which are delinquent, with an outstanding principal value of $27 million and a fair value of $12 million.

Commercial Real Estate Loans Held-for-Investment

Commercial real estate loans held-for-investment are owned with equity. None of these loans were pledged as collateral for debt as of December 31, 2008 or 2007. The following table provides additional information on commercial real estate loans held-for-investment as of December 31, 2008 and 2007.

Commercial Real Estate Loans Held-for-Investment

	December 31,
(In Thousands)	2008	2007
Principal value	$11,098	$38,111
Unamortized discount, net	(360)	(1,944)
Discount designated as credit reserve	(8,141)	(8,141)
Allowance for loan losses	(2,348)	(2,348)
Carrying Value	$249	$25,678

At December 31, 2008, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million. During the first quarter of 2007, we fully reserved for an anticipated loss on a $10 million mezzanine commercial loan, which was originated to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion and sale of the condominium units, and thus maintained the reserve as of December 31, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans Characteristics

The following table displays the product characteristics of commercial loans held at fair value and held-for-investment as of December 31, 2008 and 2007.

December 31, 2008 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
Fixed-rate loans:	$0 to $5,000	4	4.55%-6.10%	12/2009-12/2014	$12,177	$—
	$5,001 to $10,000	2	5.14%-5.85%	1/2010-12/2014	14,837	—
	$10,001 to $11,000	1	4.51%	09/2009	10,626	—
Total		7			$37,640	$—

December 31, 2007 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
Fixed-rate loans:	$0 to $5,000	4	4.55%-6.10%	12/2009-12/2014	$12,423	$—
	$5,001 to $10,000	2	5.14%-5.85%	11/2009-12/2014	15,181	—
	$10,001 to $11,000	1	4.51%	09/2009	10,507	—
Total		7			$38,111	$—

As of December 31, 2008 and 2007, our commercial real estate loans were located in the following areas in the United States.

	December 31,
Geographic Concentration (by Principal):	2008	2007
California	29%	28%
Illinois	26%	27%
Arizona	24%	24%
Connecticut	12%	12%
Ohio	9%	9%
Total	100%	100%

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At December 31, 2008 and 2007, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for credit losses on residential loans for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
(In Thousands)	2008	2007	2006
Balance at beginning of period	$18,282	$20,119	$22,656
Charge-offs, net	(15,401)	(12,297)	(2,143)
Provision for (reversal of) credit losses	55,111	10,460	(394)
Deconsolidation adjustment	(22,279)	—	—
Balance at End of Period	$35,713	$18,282	$20,119

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 7. Allowance for Loan Losses  – (continued)

During the fourth quarter of 2008, we sold our interests in certain Sequoia entities and derecognized the loans owned by those entities from our consolidated balance sheets (See Note 6). This resulted in the derecognition of $1.3 billion of loans held-for-investment and $22 million of associated allowances for loan losses.

Serious delinquencies on consolidated Sequoia loans were $120 million and $68 million as of December 31, 2008 and 2007, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 2.61% and 0.96% at December 31, 2008 and 2007, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During 2008, there were $15 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $55 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets. Subsequent changes in the value of an REO property below its cost basis flow through market valuation adjustments, net, in our consolidated statements of (loss) income. We had $6 million of negative market valuation adjustments during 2008 stemming from a decrease in the fair value of REO.

Activity in the Allowance for Losses on Commercial Loans

The following table summarizes the activity in the allowance for credit losses for our commercial loans for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
(In Thousands)	2008	2007	2006
Balance at beginning of period	$2,348	$—	$—
Provision for credit losses	—	2,348	35
Charge-offs	—	—	(35)
Balance at End of period	$2,348	$2,348	$—

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of December 31, 2008 and 2007.

December 31, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$144,885	$36,172	$244,523	$425,580
Commercial	42,490	—	67,889	110,379
CDO	3,610	11,318	21,237	36,165
Total Real Estate Securities	$190,985	$47,490	$333,649	$572,124

December 31, 2007 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$174,756	$3,126	$1,393,048	$1,570,930
Commercial	148,508	—	278,003	426,511
CDO	20,822	12,075	91,263	124,160
Total Real Estate Securities	$344,086	$15,201	$1,762,314	$2,121,601

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

The following table presents our securities by trading and AFS, collateral type, and entity as of December 31, 2008 and 2007.

	Trading		AFS		Total Securities
December 31, 2008 (In Thousands)	Redwood	Acacia	Redwood	The Fund	Trading	AFS
Residential IGS
Prime	$1,202	$38,161	$71,620	$—	$39,363	$71,620
Non-prime	237	123,900	41,654	35,749	124,137	77,403
Total Residential IGS	1,439	162,061	113,274	35,749	163,500	149,023
Residential CES
Prime	—	18,756	21,930	—	18,756	21,930
Non-prime	981	63,706	7,261	423	64,687	7,684
Total Residential CES	981	82,462	29,191	423	83,443	29,614
Commercial IGS	—	29,779	—	—	29,779	—
Commercial CES	—	38,110	42,490	—	38,110	42,490
CDO IGS	3,510	18,994	—	6,957	22,504	6,957
CDO CES	75	2,243	25	4,361	2,318	4,386
Total Real Estate Securities	$6,005	$333,649	$184,980	$47,490	$339,654	$232,470

	Trading		AFS		Total Securities
December 31, 2007 (In Thousands)	Redwood	Acacia	Redwood	The Fund	Trading	AFS
Residential IGS
Prime	$—	$514,045	$1,360	$—	$—	$515,405
Non-prime	—	628,068	10,865	3,126	—	642,059
Total Residential IGS	—	1,142,113	12,225	3,126	—	1,157,464
Residential CES
Prime	—	193,676	127,612	—	—	321,288
Non-prime	11,521	57,259	23,398	—	11,521	80,657
Total Residential CES	11,521	250,935	151,010	—	11,521	401,945
Commercial IGS	—	89,676	—	—	—	89,676
Commercial CES	—	188,327	148,508	—	—	336,835
CDO IGS	—	83,094	18,450	12,075	—	113,619
CDO CES	—	8,169	2,372	—	—	10,541
Total Real Estate Securities	$11,521	$1,762,314	$332,565	$15,201	$11,521	$2,110,080

We finance securities through a combination of debt and equity as well as investments in the Fund and Acacia entities that we consolidate. Of the total securities owned at Redwood, there were no securities pledged for short-term debt as of December 31, 2008, and $9 million of securities pledged for short-term debt as of December 31, 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

The following table presents the carrying value (which equals fair value) of AFS securities as of December 31, 2008 and 2007.

AFS Securities

December 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Face Value	$1,146,071	$514,169	$92,522	$1,752,762
Discount – designated credit reserve	(731,468)	(497,047)	(59,828)	(1,288,343)
Discount – net unamortized	(211,262)	35,069	(18,056)	(194,249)
Amortized cost	203,341	52,191	14,638	270,170
Gross unrealized gains	7,989	2,308	19	10,316
Gross unrealized losses	(32,693)	(12,009)	(3,314)	(48,016)
Carrying Value	$178,637	$42,490	$11,343	$232,470

December 31, 2007 (In Thousands)	Residential	Commercial	CDO	Total
Face Value	$3,553,064	$988,653	$393,010	$4,934,727
Discount – designated credit reserve	(723,489)	(318,456)	(100,617)	(1,142,562)
Discount – net unamortized	(886,118)	(98,509)	(156,305)	(1,140,932)
Amortized cost	1,943,457	571,688	136,088	2,651,233
Gross unrealized gains	14,074	4,965	822	19,861
Gross unrealized losses	(398,122)	(150,142)	(12,750)	(561,014)
Carrying Value	$1,559,409	$426,511	$124,160	$2,110,080

When we purchase a credit-sensitive AFS security at a significant discount to its face value, we often do not amortize into income a significant portion of this discount that we are entitled to earn but do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the discount. The amount of principal face that we do not amortize into income is designated as a credit reserve on the security, with net unamortized discounts or premiums amortized into income over time using the interest method in accordance with EITF 99-20.

The following table presents the changes for the years ended December 31, 2008 and 2007, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
Year Ended December 31, 2008 (In Thousands)	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – December 31, 2007	$723,489	$886,118	$318,456	$98,509	$100,617	$156,305
Reclassification due to fair value option	(213,356)	(794,395)	—	(80,642)	(78,762)	(122,384)
Beginning balance- January 1, 2008	510,133	91,723	318,456	17,867	21,855	33,921
Amortization of net discount	—	(34,784)	—	12,392	—	(1,389)
Realized credit losses	(268,033)	(4,230)	(8,986)	—	(9,150)	—
Acquisitions	260,850	136,722	—	—	15,000	19,538
Sales, calls, other	358	7,733	—	—	88	(10,463)
Impairments	242,258	—	122,249	—	8,484	—
Transfers/release of credit reserves	(14,098)	14,098	65,328	(65,328)	23,551	(23,551)
Ending Balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

	Residential		Commercial		CDO
Year Ended December 31, 2007 (In Thousands)	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount	Designated Credit Reserve	Unamortized Net Discount
Beginning balance – January 1, 2007	$372,247	$161,224	$295,340	$74,791	$—	$7,127
Amortization of net discount	—	(82,971)	—	(541)	—	12
Realized credit losses	(25,706)	—	(2,324)	—	(3,800)	—
Acquisitions	128,856	86,006	26,156	13,754	—	67,688
Sales, calls, other	(4,883)	(5,126)	—	(666)	(2,434)	3,228
Impairments	979,960	—	10,455	—	185,101	—
Transfers/release of credit reserves	(726,985)	726,985	(11,171)	11,171	(78,250)	78,250
Ending Balance – December 31, 2007	$723,489	$886,118	$318,456	$98,509	$100,617	$156,305

The loans underlying our residential CES totaled $128 billion at December 31, 2008, and consist of $99 billion prime and $29 billion non-prime loans. These loans are located nationwide with a large concentration in California (48%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2008 were 5.25% of current principal balances. For loans in prime pools, serious delinquencies were 1.70% of current balances. For loans in non-prime pools, serious delinquencies were 17.06% of current balances.

The loans underlying our commercial CES totaled $49 billion at December 31, 2008, and consist primarily of office (39%), retail (28%), and multifamily (16%) commercial loans. These loans are located nationwide. Serious delinquencies (60+ days and in foreclosure or REO) at December 31, 2008 were 1.15% of current principal balances.

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of December 31, 2008 and 2007.

AFS Securities with Unrealized Losses

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2008 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$100,635	$(32,693)	$67,942	$—	$—	$—
Commercial	38,001	(12,009)	25,992	—	—	—
CDO	14,351	(3,314)	11,037	—	—	—
Total Securities	$152,987	$(48,016)	$104,971	$—	$—	$—

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2007 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$930,965	$(303,546)	$627,419	$315,304	$(94,576)	$220,728
Commercial	400,942	(112,769)	288,173	130,681	(37,373)	93,308
CDO	42,113	(12,750)	29,363	—	—	—
Total Securities	$1,374,020	$(429,065)	$944,955	$445,985	$(131,949)	$314,036

Of the $48 million of unrealized losses at December 31, 2008, $16 million were incurred by the Fund.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

At December 31, 2008, our consolidated balances sheets included 594 AFS securities, of which 194 were in an unrealized loss position and none were in an unrealized loss position for twelve consecutive months or longer. At December 31, 2007, our consolidated balances sheets included 1,722 AFS securities, of which 855 were in an unrealized loss position and 188 were in a continuous loss position for twelve months or longer. The number of AFS securities reported on our consolidated balance sheets declined as a result of our adoption of FAS 159 on January 1, 2008.

For the year ended December 31, 2008, we recognized other-than-temporary impairments on AFS securities of $373 million, through market valuation adjustments, net, in our consolidated statements of (loss) income. For the year ended December 31, 2007, we recognized other-than-temporary impairments of $1.2 billion.

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded to realized gains (losses) on sales and calls, net, in our consolidated statements of (loss) income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
(In Thousands)	2008	2007	2006
Gross realized gains – sales	$1,948	$3,486	$13,546
Gross realized gains – calls	42	5,311	2,980
Gross realized losses – sales	(47)	(9,633)	(2,341)
Gross realized losses – calls	(93)	—	—
Total Realized Gains (Losses) on Sales and Calls, Net	$1,850	$(836)	$14,185

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS initially referenced A and BBB-rated residential mortgage-backed securities issued in 2006. The fair value of the GIC was $78 million as of December 31, 2008, which is equal to its carrying value. The GIC has been drawn down by $2 million since its acquisition to cover credit losses on the referenced securities.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 10. Derivative Financial Instruments  – (continued)

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Trading Instruments
Interest rate caps purchased	$1,683	$714,400	$3,788	$707,900
Interest rate caps sold	(1,084)	250,000	(1,061)	250,000
Interest rate corridors purchased	—	—	—	844,805
Interest rate swaps	(97,226)	1,013,781	(1,553)	186,733
Interest rate swaps designated as cash flow hedges	—	—	(19,564)	994,562
Credit default swaps	(77,892)	78,206	(57,397)	78,771
Total Derivative Financial Instruments	$(174,519)	$2,056,387	$(75,787)	$3,062,771

Of the negative $175 million value of derivative financial instruments at December 31, 2008, $3 million was recorded as derivative assets and $178 million was recorded as derivative liabilities on our consolidated balance sheet. Of the negative $76 million value of derivative financial instruments at December 31, 2007, $5 million was recorded as derivative assets and $81 million was recorded as derivative liabilities on our consolidated balance sheet.

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments in accordance with FAS 133. Changes in the fair value of the interest rate agreements and all associated income and expenses are reported in our consolidated statements of (loss) income through market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of negative $91 million for the year ended December 31, 2008, and negative $4 million for the year ended December 31, 2007.

We did not have any interest rate agreements designated as cash flow hedges during the year ended December 31, 2008. For interest rate agreements previously designated as cash flow hedges, our total unrealized gain or loss included in accumulated other comprehensive (loss) income was negative $27 million at December 31, 2008 and was negative $33 million at December 31, 2007.

The following table presents the interest income and expense of our interest rate agreements previously designated as cash flow hedges for the years ended December 31, 2008, 2007, and 2006.

Impact on Net Interest (Expense) Income of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Year Ended December 31,
(In Thousands)	2008	2007	2006
Net interest income on cash flow interest rate agreements	$—	$8,987	$12,117
Realized net income due to net ineffective portion of hedges	—	183	435
Realized net losses reclassified from other comprehensive (loss) income	(5,686)	(913)	(80)
Total (Expense) Income	$(5,686)	$8,257	$12,472

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 10. Derivative Financial Instruments  – (continued)

Credit Derivatives

All of our existing credit default swaps (CDS) contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. As the seller of these contracts we receive a fixed-rate premium and have assumed the credit risk of the reference securities.

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty. During the years ended December 31, 2008 and 2007, the fair value of these CDS decreased $22 million and $54 million, respectively, as the result of higher market premiums required for these types of instruments.

The following table presents the fair value of our CDS along with certain risk characteristics as of December 31, 2008. All of our CDS have expiration dates of greater than 15 years.

	December 31, 2008
(Dollars in Thousands)	Fair Value	Maximum Payout/ Notional Amount(1)
Credit rating of underlying referenced securities
BB/B	$(9,943)	$9,967
CCC/CC/C	(67,949)	68,239
Total	$(77,892)	$78,206

(1)	A guaranteed investment contract (GIC) in the amount of $78 million can be drawn upon by the CDS counterparty if credit losses occur. The GIC is held on our consolidated balance sheet at fair value at December 31, 2008 which is equal to $78 million.

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

As of December 31, 2008, Redwood and its affiliates had nineteen International Swaps and Derivatives Association (ISDA) agreements with ten different bank counterparties. For open derivative positions at December 31, 2008, we were in compliance with all but one of the requirements of our ISDA counterparties. This had no impact to our financial statements or operations.

Note 11. Other Assets

Other assets as of December 31, 2008 and 2007 are summarized in the following table.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 11. Other Assets  – (continued)

Other Assets

(In Thousands)	December 31, 2008	December 31, 2007
Real estate owned (REO)	$19,264	$15,118
Fixed assets and leasehold improvements	5,103	5,666
Principal receivable	1,647	2,819
Income tax receivables	4,225	—
Prepaid expenses	9,119	857
Other	4,584	773
Total Other Assets	$43,942	$25,233

Real estate owned (REO) consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at December 31, 2008, was $19 million, of which $38 million related to transfers into REO in 2008, offset by $21 million of REO liquidations, $8 million of negative market valuation adjustments, and $5 million of reversal related to our deconsolidation of certain Sequoia entities during the fourth quarter of 2008. The carrying value of REO as of December 31, 2007 was $15 million, of which $14 million related to transfers into REO in 2007 and $1 million from transfers in 2006.

The number of single-family properties owned by us at December 31, 2008, was 93, an increase of 15, from 78 owned at December 31, 2007. This 19% increase reflects the continued housing market downturn and inability of a growing number of borrowers to meet their repayment obligations. The states of Arizona and California accounted for 19% of our REO balance at December 31, 2008. The Midwest region accounted for an additional 39% of this total.

Note 12. Short-Term Debt

At December 31, 2008, we had no short-term debt outstanding. At December 31, 2007, our only use of short-term debt was to finance securities using an $8 million master repurchase agreement that matured monthly. We had pledged $9 million of securities to this facility.

Our outstanding short-term debt at December 31, 2008 and 2007 is presented in the table below.

	December 31, 2008			December 31, 2007
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Total short-term debt	$—	—	—	$7,561	5.25%	22

For the year ended December 31, 2008, the average balance of short-term debt was $9 million, with a weighted-average interest cost of 3.63%. For the year ended December 31, 2007, the average balance of short-term debt was $1.0 billion, with a weighted-average interest cost of 5.86%.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 13. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities that we sponsor issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread, or set at a spread to the interest rates earned on the assets, less the interest rates paid on the liabilities of a securitization entity.

The components of ABS issued by consolidated securitization entities we sponsor as of December 31, 2008 and 2007, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
ABS issued – Certificates with principal value	$4,485,201	$3,134,699	$7,619,900	$6,904,937	$3,403,748	$10,308,685
ABS issued – Interest-only certificates	23,532	—	23,532	35,220	—	35,220
Unamortized premium	4,003	—	4,003	13,193	—	13,193
Unamortized discount	(4,609)	—	(4,609)	(7,184)	(20,635)	(27,819)
Market value discount	—	(2,787,768)	(2,787,768)	—	—	—
Total ABS Issued	$4,508,127	$346,931	$4,855,058	$6,946,166	$3,383,113	$10,329,279
Range of weighted average interest rates, by series	1.65% to 5.93%	2.44% to 5.23%		4.42% to 6.14%	5.40% to 6.06%
Stated maturities	2024 – 2047	2039 – 2052		2014 – 2047	2039 – 2052
Number of series	37	10		38	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of December 31, 2008, all of the $4.9 billion reported value of ABS issued ($7.6 billion principal value) had contractual maturities of over five years.

Amortization of Sequoia deferred ABS issuance costs were $6 million and $22 million for the years ended December 31, 2008 and 2007, respectively. During the fourth quarter of 2008, we derecognized $1 million of Sequoia deferred bond issuance costs as a result of the sale of our variable interests in certain Sequoia entities and resulting deconsolidation.

On January 1, 2008, we elected to account for the ABS issued in Acacia at fair value under FAS 159. Prior to this election, Acacia ABS issued were carried at their unpaid principal balances, net of any unamortized discount or premium, and Acacia ABS deferred issuance costs were amortized as an adjustment to interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 13. Asset-Backed Securities Issued  – (continued)

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2008 and 2007. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2008	December 31, 2007
Sequoia	$7,326	$19,648
Acacia	20,615	32,237
Total Accrued Interest Payable on ABS Issued	$27,941	$51,885

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of December 31, 2008 and 2007.

Collateral for Asset-Backed Securities Issued

	December 31, 2008			December 31, 2007
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$4,644,486	$11,977	$4,656,463	$7,173,940	$25,426	$7,199,366
Real estate securities	—	407,526	407,526	—	1,762,607	1,762,607
Other investments	—	78,244	78,244	—	79,125	79,125
Real estate owned (REO)	18,428	—	18,428	13,744	—	13,744
Restricted cash	283	48,298	48,581	337	112,793	113,130
Accrued interest receivable	17,884	7,484	25,368	37,907	9,928	47,835
Total Collateral for ABS Issued	$4,681,081	$553,529	$5,234,610	$7,225,928	$1,989,879	$9,215,807

Note 14. Long-Term Debt

In 2006, we issued $100 million of subordinated notes through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These subordinated notes require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our subordinated notes was 5.47%. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The earliest optional redemption date without a penalty is July 30, 2012.

At December 31, 2008 and 2007, the accrued interest payable balance on long-term Redwood debt was $1 million and $2 million, respectively.

Note 15. Commitments and Contingencies

As of December 31, 2008, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $14 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $2 million, $1 million, and less than $1 million for the years ended December 31, 2008, 2007, and 2006 respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 15. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of December 31, 2008.

Future Lease Commitments by Year

(In Thousands)	December 31, 2008
2009	$1,807
2010	1,709
2011	1,831
2012	1,882
2013	1,439
2014 and thereafter	5,253
Total	$13,921

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance at both December 31, 2008 and 2007 was $4 million.

At December 31, 2008, to our knowledge there were no legal proceedings to which we were a party or to which any of our properties was subject.

Note 16. Minority Interest

Minority interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of December 31, 2008, the minority interest was $23 million, representing a 48% third party interest in the Fund. Income allocated to the minority interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes in our ownership percentage will be treated as capital transactions and result in a reallocation between shareholders’ equity and minority interest in our consolidated balance sheets.

Note 17. Stockholders’ Equity

The following table provides the basic and diluted (loss) earnings per share computations for the years ended December 31, 2008, 2007 and 2006.

Basic and Diluted (Loss) Earnings per Share

	Year Ended December 31,
In Thousands, Except Share Data	2008	2007	2006
Net (loss) income	$(444,386)	$(1,108,637)	$127,532
Basic weighted average shares oustanding	33,022,622	27,928,234	25,718,435
Net effect of dilutive stock options	—	—	595,391
Diluted weighted average shares outstanding	33,022,622	27,928,234	26,313,826
Basic (Loss) Earnings Per Share:	$(13.46)	$(39.70)	$4.96
Diluted (Loss) Earnings Per Share:	$(13.46)	$(39.70)	$4.85

For the years ended December 31, 2008 and 2007, there were no dilutive equity awards based on our reported net loss for these periods. For the year ended December 31, 2006, the number of outstanding equity shares that were dilutive totaled 595,391. For the years ended December 31, 2008, 2007, and 2006, the number of outstanding equity awards that were antidilutive totaled 1,214,756, 1,171,827, and 392,633, respectively. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 17. Stockholders’ Equity  – (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to a total of 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2008, we acquired 341,656 shares under this plan. As of December 31, 2008, there remained 4,658,344 shares available for repurchase under this plan.

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the components of accumulated other comprehensive loss as of December 31, 2008 and 2007.

	December 31,
(In Thousands)	2008	2007
Net unrealized loss on real estate securities	$(37,702)	$(541,153)
Reclassification of unrealized loss to minority interest	7,764	—
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(26,927)	(32,613)
Total Accumulated Other Comprehensive Loss	$(56,865)	$(573,766)

At December 31, 2008, the net unrealized loss on AFS securities was $38 million, as compared to a net unrealized loss of $541 million at December 31, 2007. Upon our adoption of FAS 159 (for all securities in Acacia and IGS at Redwood) on January 1, 2008, net unrealized losses of $458 million were reclassified from accumulated other comprehensive loss to retained earnings. During 2008, $172 million of net unrealized loss was reclassified to earnings upon recognition of other-than-temporary impairments, and $127 million of fair value declines in AFS with unrealized losses were recognized that were not deemed to be other-than-temporary (See Note 8 ). The net effect of these adjustments was a reduction in accumulated other comprehensive loss of $45 million during the year.

On January 1, 2008, the interest rate agreements in Acacia entities were de-designated as cash flow hedges upon our adoption of FAS 159. At December 31, 2008, these agreements had an unrealized loss of $31 million, which will be expensed through our consolidated statements of (loss) income over the remaining lives of designated Acacia ABS (See Note 10). During the years ended December 31, 2008 and 2007, $6 million and $1 million, respectively, of cash flow hedge unrealized loss were reclassified into interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 18. Equity Compensation Plans

As of December 31, 2008, 2007, and 2006, 1,005,937, 493,646, and 514,217 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unrecognized future cost of nonvested awards totaled $15 million at December 31, 2008, as shown in the following table.

	Year Ended December 31, 2008
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Program	Total
Unrecognized compensation cost at beginning of period	$500	$393	$8,138	$—	$9,031
Equity grants	187	879	17,348	234	18,648
Equity compensation cost	(687)	(571)	(10,772)	(234)	(12,264)
Unrecognized Compensation Cost at End of Period	$—	$701	$14,714	$—	$15,415

The weighted average amortization period remaining for all of our equity awards was one year at December 31, 2008.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2008, 2007, and 2006.

Stock Options Activity

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	833,215	$37.60	1,072,622	$34.70	1,548,412	$32.60
Granted	—	—	15,934	55.73	114,460	52.63
Exercised	(144,262)	15.20	(229,537)	23.50	(588,733)	32.64
Forfeited	(41,080)	55.29	(22,813)	56.96	(1,517)	40.63
Expired	—	—	(2,991)	29.25	—	—
Outstanding at End of Period	647,873	$41.46	833,215	$37.60	1,072,622	$34.70
Exercisable at End of Period	645,197	$41.40	792,033	$36.61	923,743	$31.76
Weighted average fair market value of options granted during period		$—		$4.30		$4.08

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 18. Equity Compensation Plans  – (continued)

As of December 31, 2008, there was no unrecognized compensation cost related to unvested stock options. Expenses related to stock options were less than $1 million, $2 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The total intrinsic value of the options outstanding and exercisable was less than $1 million, $7 million, and $25 million at December 31, 2008, 2007, and 2006, respectively.

The total intrinsic value or gain (fair value less exercise price) for options exercised was $0.7 million, $4 million, and $13 million for the years ended December 31, 2008, 2007, and 2006, respectively. The net cash proceeds received from the exercise of stock options were $0.8 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively. During 2006, within the guidelines of the Incentive Plan, officers exercised 495,168 stock options and surrendered 368,845 shares to pay exercise costs and taxes of $21 million on the gains on the options exercised. This resulted in tax payments by Redwood on the officer stock option exercises of $4.3 million that were in excess of stock option proceeds received of $2.6 million during 2006.

As of December 31, 2008, 2007, and 2006, there were unvested stock options of 2,676, 41,182, and 148,879, respectively.

The following table describes the weighted average assumptions used for calculating the value of options granted for the years ended December 31, 2007 and 2006. There were no stock options granted during 2008.

Weighted Average Assumptions Used for Valuation of Options Under FAS 123R Granted During Period

	2008	2007	2006
Stock price volatility	—	25.52%	25.44%
Risk free rate of return (5 yr Treasury Rate)	—	4.58%	4.61%
Average life	—	6 years	6 years
Dividend yield	—	10.00%	10.00%

The following table summarizes information about outstanding and exercisable stock options at December 31, 2008.

Outstanding Stock Options as of December 31, 2008

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0 to $20	185,750	1.06	$12.74	185,750	$12.74
$20 to $30	17,480	3.42	25.68	17,480	25.68
$30 to $40	2,500	4.35	36.19	2,500	36.19
$40 to $50	48,871	3.69	43.36	48,871	43.36
$50 to $60	393,272	4.80	55.53	390,596	55.52
$ 0 to $60	647,873	3.61	$41.46	645,197	$41.40

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 18. Equity Compensation Plans  – (continued)

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2008, 2007, and 2006.

Restricted Stock Outstanding

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	17,646	$50.15	27,524	$49.57	21,038	$45.96
Granted	56,252	23.61	—	—	10,958	55.83
Vested	(5,543)	49.52	(5,120)	47.33	(1,722)	52.31
Forfeited	(15,113)	37.45	(4,758)	49.86	(2,750)	45.16
Outstanding at End of Period	53,242	$25.78	17,646	$50.15	27,524	$49.57

We generally grant restricted stock as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008, and the 2008 grants were awarded in the fourth quarter of 2008. Restrictions on shares of restricted stock outstanding lapse through 2013.

For each of the years ended December 31, 2008, 2007, and 2006, the expenses related to restricted stock were less than $1 million. As of December 31, 2008, there was less than $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of one year.

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2008, 2007, and 2006.

Deferred Stock Units Activity

	2008			2007			2006
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	709,848	$24,305	$48.69	737,740	$42,848	$48.91	418,126	$17,252	$45.65
Granted	1,100,954	21,846	19.84	45,000	2,047	45.50	331,085	17,343	52.38
Distributions	(64,820)	(3,213)	49.57	(50,499)	(2,368)	46.90	(11,471)	(347)	30.27
Change in valuation	—	(16,437)	—	—	(17,022)	—	—	8,600	—
Forfeitures	(15,451)	(699)	45.24	(22,393)	(1,200)	53.60	—	—	—
Balance at End of Period	1,730,531	$25,802	$30.33	709,848	$24,305	$48.69	737,740	$42,848	$48.91

We generally grant DSUs annually as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008, and the 2008 annual grants were awarded in the fourth quarter of 2008. Vesting on DSUs lapse through 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 18. Equity Compensation Plans  – (continued)

As of December 31, 2008, there was $15 million of unrecognized compensation cost related to unvested DSUs. Expenses related to DSUs were $11 million, $12 million, and $9 million for the years ended December 31, 2008, 2007, and 2006, respectively. This cost will be recognized over a weighted-average period of one year. As of December 31, 2008, 2007, and 2006, the number of outstanding DSUs that had vested was 522,826, 301,406, and 153,073, respectively.

As of December 31, 2008, 2007, and 2006, the number of outstanding DSUs that were unvested was 1,207,705, 408,442, and 584,667, respectively. The weighted-average grant-date fair value of these unvested DSUs was $23.82, $50.76, and $49.65 as of December 31, 2008, 2007, and 2006, respectively.

Of the $11 million of expenses related to DSUs in 2008, $1 million was due to the modification and resulting acceleration of vesting on 101,128 DSUs related to the retirement of an officer. This $1 million modification expense was offset by a $2 million credit for excess expenses that had been recorded in prior periods on these unvested DSU grants. Of the $12 million of expenses related to DSUs in 2007, $1 million related to the modification and resulting acceleration of vesting on 61,482 DSUs related to the severance of two employees. No such modifications occurred in 2006.

Employee Stock Purchase Plan

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2008, 2007, and 2006, 67,306, 48,302, and 35,570 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2008.

The following table summarizes the activity related to the ESPP.

Employee Stock Purchase Plan Activity

(In Thousands)	2008	2007	2006
Balance at beginning of period	$—	$3	$13
Employee purchases	401	465	414
Cost of common stock issued	(379)	(468)	(424)
Balance at End of Period	$22	$—	$3

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2008, 2007, and 2006.

EDCP Cash Accounts Activity

(In Thousands)	2008	2007	2006
Balance at beginning of period	$9,071	$9,693	$7,005
New deferrals	2,582	1,951	3,785
Accrued interest	460	984	1,023
Withdrawls	(4,506)	(3,557)	(2,120)
Balance at End of Period	$7,607	$9,071	$9,693

Deferrals were made to the cash accounts of the EDCP of $3 million, $2 million, and $4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 18. Equity Compensation Plans  – (continued)

The following table provides detail on the financial position of the EDCP for the years ended December 31, 2008, 2007, and 2006.

Balance of Participants’ EDCP Cash Accounts

(In Thousands)	2008	2007	2006
Participants’ deferrals	$4,217	$6,141	$6,643
Accrued interest credited	3,390	2,930	3,050
Balance of Participants’ EDCP Accounts	$7,607	$9,071	$9,693

Note 19. Operating Expenses

Components of our operating expenses for the years ended December 31, 2008, 2007, and 2006 are presented in the following table.

Operating Expenses

(In Thousands)	2008	2007	2006
Fixed compensation expense	$18,228	$17,779	$13,871
Variable compensation expense	2,385	1,787	7,709
Equity compensation expense	12,264	12,249	11,498
Severance expense	1,814	3,720	—
Total compensation expense	34,691	35,535	33,078
Systems	8,831	9,547	7,947
Due diligence	59	1,080	4,035
Office costs	7,201	5,200	4,278
Accounting and legal	8,013	3,674	3,533
Other operating expenses	3,299	3,519	3,054
Total Operating Expenses	$62,094	$58,555	$55,925

Note 20. Taxes

During the third quarter of 2008, our Board of Directors’ decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. We had previously elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. As a result of this change, we recognized a net tax provision reversal of $8 million related to our 2007 provision for income taxes for the year ended December 31, 2008. We recognized a total tax benefit of $3 million for the year ended December 31, 2008, and a total tax provision of $5 million and $10 million for the years ended December 31, 2007 and 2006, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 20. Taxes  – (continued)

The following table summarizes the tax (benefit) provision for the years ended December 31, 2008, 2007, and 2006.

(Benefit from) Provision for Income Taxes

(In Thousands)	2008	2007	2006
Current tax (benefit) provision:
Federal	$(6,608)	$6,421	$8,042
State	(1,869)	2,168	2,021
Total current tax (benefit) provision	$(8,477)	$8,589	$10,063
Deferred tax provision (benefit):
Taxable subsidiaries	$5,267	$(3,397)	$(93)
Total deferred tax provision (benefit)	5,267	(3,397)	(93)
Total (Benefit from) Provision for Income Taxes	$(3,210)	$5,192	$9,970

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

Our taxable income before dividend distributions has been higher than our GAAP net (loss) income primarily due to the accounting for credit losses and the market valuation write-downs taken on our assets for GAAP but not for tax. These differences resulted in net losses for GAAP during recent periods, while taxable income remained positive. In 2008 and 2007, negative market valuation adjustments for GAAP were significant and we reported a GAAP net loss, while reporting taxable income. As a result, the impact in 2008 and 2007 on the effective tax rate of the dividends paid deduction is an increase in the effective tax rate. Generally, our dividend distributions reduce our effective tax rate as was the case in 2006 when we reported positive GAAP net income.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2008, 2007, and 2006.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	2008	2007	2006
Federal statutory rate	34.0%	35.0%	35.0%
State statutory rate, net of Federal tax effect	7.2%	7.0%	7.0%
Differences in taxable income from GAAP (loss) income	(43.3)%	(48.0)%	11.7%
2007 net tax provision reversal	0.7%	—	—
Dividends paid deduction	2.1%	5.5%	(46.4)%
Effective Tax Rate	0.7%	(0.5)%	7.3%

Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss (NOL) carry forwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carry overs. Although realization is not assured, we believe it is more likely than not that most of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual or revised estimates of future taxable income during the carry forward periods are lower than currently expected. Our deferred tax asset valuation allowance increased during 2008 due to the uncertainty of generating

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 20. Taxes  – (continued)

sufficient capital gains or taxable income at our taxable subsidiaries in future periods. As of December 31, 2008 and 2007, our taxable subsidiaries had net deferred tax assets as presented in the table below.

Deferred Tax Assets

(In Thousands)	December 31, 2008	December 31, 2007
Net operating loss carry forward – state	$4,156	$196
Net capital loss carry forward – state	4,429	—
Net operating loss carry forward – federal	—	326
Capital loss carry over	7,116	1,743
Real estate assets	5,680	9,115
Gains from Sequoia securitizations	—	513
Interest rate agreements	1,385	880
Other	304	164
Total net deferred tax assets	23,070	12,937
Valuation allowance	(19,462)	(4,062)
Total benefited deferred tax assets through tax provision	3,608	8,875
Tax effect of unrealized losses	8	12,271
Valuation allowance	(8)	(12,271)
Total Deferred Tax Assets	$3,608	$8,875

Our taxable subsidiaries recorded a net deferred tax provision of $5 million in 2008 and net deferred tax benefits of $3 million in 2007 and less than $1 million in 2006. For our unitary state return, which includes the REIT and its taxable subsidiaries, we had an estimated 2008 NOL of $58 million, of which $2 million and $56 million will expire in 2010 and 2018, respectively. At December 31, 2008, we recorded a full valuation allowance for these NOLs.

We assessed our tax positions in accordance with FIN 48 for all open tax years (Federal, years 2005 to 2007, and State, years 2004 to 2007) and as of December 31, 2008 and 2007, and concluded that we have no material unrecognized liabilities.

Note 21. Recent Developments

On January 27, 2009, we completed a public offering of 26.45 million shares of our common stock for net proceeds after expenses of $283 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 22. Quarterly Financial Data — Unaudited

	For Three Months Ended
(In Thousands, Except Per Share Data)	December 31	September 30	June 30	March 31
2008
Operating results:
Interest income	$123,288	$131,192	$137,002	$176,064
Interest expense	$(100,488)	$(93,066)	$(98,559)	$(128,762)
Management fee income	$1,152	$1,307	$1,319	$1,613
Net interest income	$23,952	$39,433	$39,762	$48,915
Net (loss) income	$(115,586)	$(111,304)	$(45,909)	$(171,587)
Per share data:
Net (loss) income – basic	$(3.46)	$(3.34)	$(1.40)	$(5.28)
Net (loss) income – diluted	$(3.46)	$(3.34)	$(1.40)	$(5.28)
Regular dividends declared per common share	$0.75	$0.75	$0.75	$0.75
Special dividends declared per common share	$—	$—	$—	$—
2007
Operating results:
Interest income	$206,925	$220,331	$222,158	$218,934
Interest expense	$(154,546)	$(167,123)	$(167,238)	$(169,263)
Management fee income	$1,866	$1,893	$1,481	$1,168
Net interest income	$54,245	$55,101	$56,401	$50,839
Net (loss) income	$(1,077,445)	$(60,917)	$11,416	$18,309
Per share data:
Net (loss) income – basic	$(36.49)	$(2.18)	$0.42	$0.68
Net (loss) income – diluted	$(36.49)	$(2.18)	$0.41	$0.66
Regular dividends declared per common share	$0.75	$0.75	$0.75	$0.75
Special dividends declared per common share	$2.00	$—	$—	$—