Form 10-Q
period 2009-03-31
REDWOOD TRUST INC
filed 2009-05-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	60,255,977 shares outstanding as of May 4, 2009

REDWOOD TRUST, INC.

2009 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2009	December 31, 2008
ASSETS
Real estate loans	$4,540,403	$4,659,336
Real estate securities, at fair value:
Trading securities	264,342	339,654
Available-for-sale securities	255,223	232,470
Total real estate securities	519,565	572,124
Other investments	61,637	78,244
Cash and cash equivalents	333,153	126,480
Total earning assets	5,454,758	5,436,184
Restricted cash	51,371	53,608
Accrued interest receivable	25,561	31,415
Derivative assets	4,784	3,071
Deferred tax asset	2,739	3,608
Deferred asset-backed securities issuance costs	9,129	9,921
Other assets	32,254	43,942
Total Assets	$5,580,596	$5,581,749
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	14,697	29,417
Derivative liabilities	155,856	177,590
Accrued expenses and other liabilities	11,619	20,118
Dividends payable	15,057	25,103
Asset-backed securities issued – Sequoia	4,418,352	4,508,127
Asset-backed securities issued – Acacia	290,645	346,931
Long-term debt	150,000	150,000
Total liabilities	5,056,226	5,257,286
EQUITY
Stockholders’ Equity
Common stock, par value $0.01 per share, 101,450,000 and 75,000,000 shares authorized; 60,228,058 and 33,470,557 issued and outstanding	602	336
Additional paid-in capital	1,433,685	1,149,392
Accumulated other comprehensive loss	(85,467)	(56,865)
Cumulative earnings	231,115	266,059
Cumulative distributions to stockholders	(1,073,663)	(1,057,070)
Total stockholders’ equity	506,272	301,852
Noncontrolling interest	18,098	22,611
Total equity	524,370	324,463
Total Liabilities and Equity	$5,580,596	$5,581,749

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2009	2008
Interest Income
Real estate loans	$33,969	$95,623
Real estate securities	47,263	76,528
Other investments	76	732
Cash and cash equivalents	130	3,181
Total interest income	81,438	176,064
Interest Expense
Short-term debt	—	(182)
Asset-backed securities issued	(45,834)	(124,585)
Long-term debt	(1,808)	(2,533)
Total interest expense	(47,642)	(127,300)
Net Interest Income	33,796	48,764
Provision for loan losses	(16,032)	(8,058)
Market valuation adjustments, net	(43,242)	(193,932)
Net Interest Loss After Provision and Market Valuation Adjustments	(25,478)	(153,226)
Operating expenses	(10,539)	(16,348)
Realized gains on sales and calls, net	462	42
Net loss before provision for income taxes	(35,555)	(169,532)
Provision for income taxes	(105)	(1,800)
Net loss	(35,660)	(171,332)
Less: Net (loss) income attributable to noncontrolling interest	(716)	255
Net Loss Attributable to Redwood Trust, Inc.	$(34,944)	$(171,587)
Basic (loss) earnings per share:	$(0.65)	$(5.28)
Diluted (loss) earnings per share:	$(0.65)	$(5.28)
Regular dividends declared per common share	$0.25	$0.75
Basic weighted average shares outstanding	53,632,132	32,511,445
Diluted weighted average shares outstanding	53,632,132	32,511,445

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$336	$1,149,392	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Net loss	—	—	—	—	(34,944)	—	(716)	(35,660)
Net unrealized loss on available-for-sale securities	—	—	—	(44,112)	—	—	(1,942)	(46,054)
Reclassification of other-than-temporary impairments to net loss	—	—	—	14,411	—	—	—	14,411
Reclassification of unrealized loss on interest rate agreements to net loss	—	—	—	1,099	—	—	—	1,099
Total other comprehensive loss				(28,602)
Total comprehensive loss								(66,204)
Issuance of common stock:
Secondary offering	26,450,000	264	282,142					282,406
Dividend reinvestment & stock purchase plans	132,406	1	1,462	—	—	—	—	1,463
Employee option & stock purchase plan	175,095	1	(1,105)	—	—	—	—	(1,104)
Non-cash equity award compensation	—	—	1,794	—	—	—	—	1,794
Accrued distributions	—	—	—	—	—	—	(1,855)	(1,855)
Common dividends declared	—	—	—	—	—	(16,593)	—	(16,593)
March 31, 2009	60,228,058	$602	$1,433,685	$(85,467)	$231,115	$(1,073,663)	$18,098	$524,370

For the Three Months Ended March 31, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)
Adoption of FAS 159	—	—	—	458,207	1,010,071	—	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	$(115,559)	710,445	$(953,359)	—	749,999
Net (loss) income	—	—	—	—	(171,587)	—	255	(171,332)
Net unrealized loss on available-for-sale securities	—	—	—	(52,272)	—	—	—	(52,272)
Reclassification of other-than-temporary impairments to net loss	—	—	—	73,294	—	—	—	73,294
Reclassification of unrealized loss on interest rate agreements to net loss	—	—	—	1,246	—	—	—	1,246
Total other comprehensive income				22,268
Total comprehensive loss								(149,064)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	273,740	2	9,389	—	—	—	—	9,391
Employee option & stock purchase plan	51,150	—	611	—	—	—	—	611
Non-cash equity award compensation	—	—	1,406	—	—	—	—	1,406
Contributions from noncontrolling interest							8,046	8,046
Common dividends declared	—	—	—	—	—	(25,454)	—	(25,454)
March 31, 2008	32,709,963	$326	$1,119,554	$(93,291)	$538,858	$(978,813)	$8,301	$594,935

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(34,944)	$(171,587)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	2,965	(7,664)
Depreciation and amortization of non-financial assets	273	266
Provision for loan losses	16,032	8,058
Non-cash equity award compensation	1,794	1,406
Market valuation adjustments, net	43,242	193,932
Realized gains on sales and calls, net	(462)	(42)
Net change in:
Accrued interest receivable	6,244	8,020
Deferred income taxes	869	394
Other assets	20,087	6,180
Accrued interest payable	(10,483)	(9,914)
Accrued expenses and other liabilities	(8,499)	(3,216)
Net cash provided by operating activities	37,118	25,833
Cash Flows From Investing Activities:
Principal payments on real estate loans held-for-investment	83,866	399,844
Purchases of real estate securities available-for-sale	(97,551)	(54,875)
Proceeds from sales of real estate securities available-for-sale	711	—
Principal payments on real estate securities available-for-sale	18,588	17,936
Purchases of real estate securities trading	—	(3,341)
Principal payments on real estate securities trading	28,571	57,298
Principal payments on other investments	3,942	354
Net decrease (increase) in restricted cash	2,237	(31,189)
Net cash provided by investing activities	40,364	386,027
Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	—	(5,475)
Repayments on asset-backed securities	(117,142)	(431,228)
Net purchases of interest rate agreements	(7,223)	(1,718)
Net proceeds from issuance of common stock	282,765	10,002
Dividends paid	(26,639)	(25,210)
Change in noncontrolling interests	(2,570)	8,301
Net cash provided by (used in) financing activities	129,191	(445,328)
Net increase (decrease) in cash and cash equivalents	206,673	(33,468)
Cash and cash equivalents at beginning of period	126,480	290,363
Cash and cash equivalents at end of period	$333,153	$256,895
Supplemental Disclosures:
Cash paid for interest	$62,362	$137,214
Cash received for taxes	$(806)	$—
Dividends declared but not paid at end of period	$15,057	$24,532

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three months ended March 31, 2009, may not necessarily be indicative of the results for the year ending December 31, 2009. The unaudited interim consolidated financial statements as of March 31, 2009, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. All amounts presented herein, except per share data, are shown in thousands.

Organization

Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. A number of Redwood’s consolidated subsidiaries are qualifying REIT subsidiaries and the remainder are taxable subsidiaries. References to the Redwood REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

We are the asset manager and an investor in the Redwood Opportunity Fund LP (the Fund) that we sponsor. The Fund primarily invests in mortgage-backed securities. We also sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the consolidated Sequoia securitization entities. Our Acacia program is used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all the consolidated Acacia securitization entities.

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

We consolidate the assets, liabilities, and noncontrolling interests of the Fund that we sponsor, as we are the primary beneficiary of this entity as defined by FIN 46(R). The primary beneficiary is the party that absorbs the majority of a variable interest entity’s (VIEs) anticipated losses and/or the majority of the expected returns. Our significant limited partnership interests and ongoing asset management responsibilities constitute this majority. We do not service any assets, including assets owned at the Fund.

We consolidate the assets and liabilities of the Sequoia and Acacia securitization entities that we sponsor that are not accounted for as sales. These entities did not meet the criteria for sale accounting as prescribed by FAS 140 at the time we transferred financial assets to them. Our continuing involvement includes our

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 2. Basis of Presentation  – (continued)

retention of junior interests and call rights and certain ongoing management responsibilities or other discretionary activities. We do not service any assets, including assets owned at Sequoia or Acacia. For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities, and the asset-back securities (ABS) issued to third parties are shown under ABS issued. In our consolidated statements of (loss) income, we record interest income on the loans and securities and interest expense on the ABS issued.

During the fourth quarter of 2008, we derecognized the assets and liabilities of certain Sequoia entities due to a sale of our variable interests in those entities and lack of continuing involvement. These assets and liabilities are no longer shown on our consolidated balance sheets as of December 31, 2008.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which we anticipate an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

Fair Value Option

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115 (FAS 159) gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This election is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial adoption of FAS 159 on January 1, 2008. Subsequent changes in the fair value of these assets, liabilities, and commitments are recorded in the consolidated statements of (loss) income.

Our decision to adopt FAS 159 for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (AFS) securities under FAS 115. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for at fair value under FAS 159 along with the corresponding liabilities.

See Note 4 for further discussion on the fair value option.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values. We estimate fair values in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). Under this standard, a fair value measurement represents the price at which a transaction would occur between market participants. This price implies an orderly transaction, or exit price, that is not a forced liquidation or distressed sale at the measurement date. We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. Examples of market information that we attempt to obtain include the following:

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

•	Quoted prices for the same or similar securities;
•	Relevant reports issued by analysts and rating agencies;
•	The current level of interest rates and any directional movements in relevant indices, such as credit risk indices;
•	Information about the performance of the underlying mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;
•	Indicative prices or yields from broker/dealers; and,
•	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value.

The markets for the real estate securities that we invest in and issue are generally illiquid. Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. If we determine that either the volume and/or level of trading activity for an asset or liability has significantly decreased from normal conditions for that asset or liability, or price quotations or observable inputs are not associated with orderly transactions, the market inputs that we obtain might not be relevant. For example, broker (or pricing service) quotes may not be a relevant if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) must also be evaluated. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This may require the use of our internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 5 for further discussion on fair value measurements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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

We may exercise our right to call ABS issued by Sequoia and may subsequently sell the underlying loans to third parties. We reclassify held-for-investment loans to held-for-sale loans if we determine that loans will be sold to third parties. Gains or losses on the sale of real estate loans are based on the specific identification method.

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

We follow the guidelines of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in setting the allowance for loan losses.

We consider the following factors in making such determinations:

•	Ongoing analyses of loans, including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, and other observable data;
•	Historical loss rates and past performance of similar loans;
•	Relevant environmental factors;
•	Relevant market research and publicly available third-party reference loss rates;
•	Trends in delinquencies and charge-offs;
•	Effects and changes in credit concentrations;
•	Information supporting a borrower’s ability to meet obligations;
•	Ongoing evaluations of fair values of collateral using current appraisals and other valuations; and,
•	Discounted cash flow analyses.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Real Estate Securities, at Fair Value

Trading Securities

Trading securities include residential, commercial, and collateralized debt obligation (CDO) real estate securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible and all changes in fair value are reported through our consolidated statements of (loss) income in market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option under FAS 159. We currently account for certain securities at Redwood and all securities at Acacia entities as trading securities. Prior to the adoption of FAS 159, these securities were accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115).

Available-for-Sale Securities

AFS securities include certain residential, commercial, and CDO securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive (loss) income in our consolidated statements of equity, in accordance with FAS 115. We currently account for most securities at Redwood and all securities at the Fund as AFS securities.

When recognizing revenue on our AFS securities, we have determined that credit risk is not remote and therefore employ the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each asset, which includes assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of our AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and the change could be material.

Yields recognized for each security can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted downward.

We assess each quarter whether a decline in fair value below our cost of the AFS security is an other-than-temporary impairment (OTTI). For determining OTTI, we use the guidelines prescribed under FAS 115, EITF 99-20, and SEC Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (commonly referred to as SAB 59). If there has been an adverse change in the projected future cash flows of the security, we no longer have the ability and intent to hold the security, or we have determined that there will not likely be a recovery of fair value up to (or beyond) the amortized cost of the security within a reasonable period of time, there is an OTTI. Upon the determination of an OTTI, any associated accumulated other comprehensive loss is reclassified into earnings using the specific identification method and reported under market valuation adjustments, net, in our consolidated statements of (loss) income.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 clarified the impairment guidance in EITF 99-20 to ensure a more consistent determination of whether an OTTI has occurred. The implementation of this standard did not impact our consolidated financial position and results of operations as our existing valuation methodology is consistent with the FASB’s clarification.

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

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash on hand and highly liquid investments with original maturities of three months or less. At March 31, 2009, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued consolidated securitization entities, and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners.

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

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps. All derivative financial instruments are reported at fair value on our consolidated balance sheets, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FAS 159. Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of (loss) income through market valuation adjustments, net.

On January 1, 2009, we adopted the Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161). FAS 161 required qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. Our adoption of FAS 161 resulted in increased disclosures, which can be found in Note 10.

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

Prior to 2008, we accounted for derivatives used to hedge interest rate exposure in Acacia securitization entities as cash flow hedges. At January 1, 2008, all of our consolidated derivatives designated as cash flow hedges were de-designated and accounted for as trading instruments. To the extent the associated hedged items continue to exist, the fair value of cash flow hedges at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining lives of the hedged Acacia ABS issued. Net purchases and proceeds from interest rate agreements are classified as financing activities within our consolidated statements of cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are costs associated with the issuance of ABS from the Sequoia securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in Accounting Practice Bulletin 21, Interest on Receivables and Payables (APB 21). Sequoia deferred ABS issuance costs are accounted for in accordance with APB 21.

As of January 1, 2008, deferred issuance costs associated with Acacia securitizations were included as part of our adoption of FAS 159 for assets and liabilities at Acacia. As a result, these deferred costs were charged to retained earnings as a part of a one-time cumulative effect adjustment on January 1, 2008.

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, purchased interest, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair value. All other assets are reported at cost.

See Note 11 for further discussion on other assets.

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. Since late November 2008 we have had no short-term debt outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Sequoia and Acacia assets are held in the custody of trustees. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS obligations are payable solely from the assets of these entities and are not obligations of Redwood.

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

See Note 12 for further discussion on ABS issued.

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes at Redwood and is carried at its unpaid principal balance. Both are unsecured debt, requiring quarterly interest payments at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a margin until they are redeemed in whole or mature at a future date. These notes contain an earlier optional redemption date without penalty.

See Note 13 for further discussion on long-term debt.

Equity

(Loss) Earnings Per Share

Basic (loss) earnings per share (EPS) are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) EPS are computed by dividing net (loss) income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted (loss) EPS is calculated in the same manner as basic (loss) EPS.

On January 1, 2009, we adopted, FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 states

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing EPS using the two-class method. Our adoption of EITF 03-6-1 required us to recast previously reported EPS, and did not have a significant impact on EPS.

Other Comprehensive (Loss) Income

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under FAS 133 are reported as components of other comprehensive (loss) income on our consolidated statements of equity and comprehensive (loss) income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160), the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interest in our consolidated statements of (loss) income. A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive (loss) income.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Employee Stock Purchase Plan

In May 2002, our stockholders approved our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

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

See Note 16 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements. Beginning in 2003, we elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. In August 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008 and our tax provisions changed accordingly.

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

See Note 18 for further discussion on taxes.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). The purpose of this FSP is to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and determining when a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not anticipate the implementation of this standard to have a material impact on our consolidated financial position and results of operations as our existing valuation methodology is consistent with the FASB’s clarification.

In April 2009, FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which expands the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods for publicly traded entities. The FSP also requires companies to disclose the method(s) and significant assumptions used to estimate the fair value of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not anticipate the implementation of this standard to have a material impact on our consolidated financial position and results of operations as our existing disclosures are consistent with the FASB’s clarification.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which establishes a new method of recognizing and reporting OTTI of debt securities, as well as additional disclosure requirements related to debt and equity securities. Prior to the effective date of this FSP (April 1, 2009), OTTI were based on a market value decline below a security’s cost basis and a corresponding adverse change in expected future cash flows due to credit related factors, as defined by EITF 99-20. Impairments were also evaluated based on whether an entity could assert the ability and intent to hold the investment until a recovery of fair value. If the entity could not make this assertion, the cost basis of the security was written down to current fair value, with the entire write-down recognized in current earnings. Under FSP 115-2, the determination of OTTI for debt securities is changed. The presence of impairment continues to be based upon a market value decline below a security’s cost basis and a corresponding adverse change in expected future cash flows. However, the provisions of EITF 99-20 are amended to now consider any adverse changes in cash flows, including non-credit factors such as changes in floating interest rates. This FSP also eliminates the “ability and intent” provision and requires impairment to be considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to the sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other than temporary and the full amount of impairment should be recognized currently in earnings. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.

FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. Upon adoption of this FSP, a cumulative effect transition adjustment is required to reclassify the non-credit portion of any OTTI previously recorded through earnings to accumulated other comprehensive (loss) income for investments held as of the beginning of the period of adoption. The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the period of adoption and should include any related tax effects. The difference between the new amortized cost basis and the cash flows expected to be collected should be accreted as interest income in accordance with existing guidance. We expect that adoption of this standard will have a significant impact on our reported results for the following reasons (i) the cumulative effect adjustment of adopting the standard will be significant, and (ii) a significant portion of OTTI taken during periods prior to the effective date of this standard will no longer be recoverable through earnings in future periods. We are currently evaluating these amounts.

In April 2009, the SEC issued Staff Accounting Bulletin 111, Other than Temporary Impairment of Certain Investments in Equity Securities (SAB 111), which amends SAB 59 to exclude OTTI on debt securities from its scope. The SEC issued SAB 111 to align its guidance with that of the FASB and FAS 115-2, ensuring consistency in standards for determining impairments. SAB 111 is effective upon adoption of FAS 115-2.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 4. Fair Value Option

We have not elected the fair value option for any financial instruments that were acquired from third parties subsequent to our initial adoption of FAS 159 on January 1, 2008. We did elect the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes. Upon recognition of these ABS, we recorded a $7 million negative market valuation adjustment through the consolidated statement of (loss) income in accordance with our election to adopt FAS 159 for these securities.

Transition Adjustment Due to the Adoption of FAS 159 on January 1, 2008

We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. We also elected the fair value option for certain securities at Redwood that we anticipated potentially selling or securitizing in the future. We did not elect the fair value option for the assets and liabilities at Sequoia, as these assets and liabilities are accounted for using similar measurement attributes (i.e., cost basis) and do not generally create substantial volatility in our earnings. We also did not elect the fair value option for most subordinate securities and other investments at Redwood, as these assets were funded with equity and are not anticipated to be funded with a combination of debt and equity in the future, or securitized. The one-time election of FAS 159 resulted in a $1.5 billion cumulative effect transition adjustment at January 1, 2008.

As of March 31, 2009, the loans at Acacia had an aggregate fair value of $10 million and an unpaid principal balance of $26 million, the securities had an aggregate fair value of $260 million and face value of $3.1 billion, and asset-backed securities issued at Acacia had an aggregate fair value of $291 million and an unpaid principal balance of $3.1 billion.

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

Note 5. Fair Value of Financial Instruments

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$4,528,220	$2,595,656	$4,644,734	$2,618,323
Real estate loans (held-for-sale)	2,577	2,577	2,624	2,624
Real estate loans (fair value)	9,606	9,606	11,977	11,977
Trading securities	264,342	264,342	339,654	339,654
Available-for-sale securities	255,223	255,223	232,470	232,470
Other investments	61,637	61,637	78,244	78,244
Cash and equivalents	333,153	333,153	126,480	126,480
Restricted cash	51,371	51,371	53,608	53,608
Accrued interest receivable	25,561	25,561	31,415	31,415
Derivative assets	4,784	4,784	3,071	3,071
REO (included in other assets)	18,926	18,926	19,264	19,264
Liabilities
Short-term debt	—	—	—	—
Accrued interest payable	14,697	14,697	29,417	29,417
Derivative liabilities	155,856	155,856	177,590	177,590
ABS Issued
ABS issued – Sequoia	4,418,352	2,548,264	4,508,127	2,967,763
ABS issued – Acacia	290,645	290,645	346,931	346,931
Total ABS issued	4,708,997	2,838,909	4,855,058	3,314,694
Long-term debt	150,000	42,000	150,000	41,628

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
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$9,606	—	$—	$9,606
Trading securities	264,342	—	—	264,342
Available-for-sale securities	255,223	—	—	255,223
Other investments	61,637	—	61,637	—
Derivative assets	4,784	—	4,514	270
Liabilities
ABS issued – Acacia	290,645	—	—	290,645
Derivative liabilities	155,856	—	94,311	61,545

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$11,977	—	$—	$11,977
Trading securities	339,654	—	—	339,654
Available-for-sale securities	232,470	—	—	232,470
Other investments	78,244	—	78,244	—
Derivative assets	3,071	—	2,829	242
Liabilities
ABS issued – Acacia	346,931	—	—	346,931
Derivative liabilities	177,590	—	99,698	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about the assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis for which Level 3 inputs were used.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 3/31/2009
Three Months Ended March 31, 2009 (In Thousands)	Beginning Balance 12/31/2008	Principal Paydowns	Net Loss	Other Comprehensive Loss
Assets
Real estate loans	$11,977	$(125)	$(2,246)	$—	$—	$9,606
Trading securities	339,654	(28,571)	(46,425)	—	(316)	264,342
Available-for-sale securities	232,470	(18,588)	(29,035)	(31,644)	102,020	255,223
Derivative assets	242	—	160	—	(132)	270
Liabilities
ABS issued – Acacia	346,931	(28,834)	(31,689)	—	4,237	290,645
Derivative liabilities	77,892	—	(271)	—	(16,076)	61,545

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Three Months Ended March 31, 2008 (In Thousands)	Beginning Balance 1/1/2008(1)	Principal Paydowns	Net Loss	Other Comprehensive Loss		Ending Balance 3/31/2008
Assets
Real estate loans	$25,426	$(116)	$(4,660)	$(1,849)	$—	$18,801
Trading securities	1,804,511	(57,298)	(797,980)	—	3,343	952,576
Available-for-sale securities	317,090	(17,936)	(133,058)	21,017	54,917	242,030
Derivative assets	114	—	31	—	(75)	70
Liabilities
ABS issued – Acacia	1,893,441	(37,440)	(809,841)	—	—	1,046,160
Derivative liabilities	57,397	—	17,809	—	(2,707)	72,499

(1)	Beginning balance reflects the adoption of FAS 159 on January 1, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statement of (loss) income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at March 31, 2009 and 2008. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three months ended March 31, 2009 and 2008 are not included in this presentation.

Portion of Gains or (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2009 and 2008 Included in Net Loss

	Included in Net Loss Three Months Ended
(In Thousands)	March 31, 2009	March 31, 2008
Assets
Real estate loans	$(2,246)	$(4,660)
Trading securities	(46,471)	(794,133)
Available-for-sale securities	(29,035)	(143,922)
Derivative assets	160	31
Liabilities
ABS issued – Acacia	31,689	809,841
Derivative liabilities	271	(14,604)

The following table presents assets and liabilities recorded at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 31, 2009

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended March 31, 2009
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,577	—	—	$2,577	$(21)
REO	18,926	—	—	18,926	(765)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,624	—	—	$2,624
REO	19,264	—	—	19,264

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of (loss) income for the three months ended March 31, 2009 and 2008.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2009	2008
Assets
Real estate loans (fair value)	$(2,246)	$(4,660)
Real estate loans (held-for-sale)	(786)	(860)
Trading securities	(46,425)	(797,979)
Impairments on AFS securities	(29,035)	(144,098)
Liabilities
ABS issued – Acacia	31,689	809,841
Derivative instruments, net	3,561	(56,176)
Market Valuation Adjustments, Net	$(43,242)	$(193,932)

A description of the instruments measured at fair value under FAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under FAS 157 is listed below.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	REO
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 6. Real Estate Loans

We invest in residential and commercial real estate loans that we acquire from third party originators. We finance these loans through the Sequoia and Acacia entities that we sponsor or with equity.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans reported on our consolidated balance sheets at March 31, 2009 and December 31, 2008.

(In Thousands)	March 31, 2009	December 31, 2008
Residential real estate loans (held-for-sale)	$2,577	$2,624
Residential real estate loans (held-for-investment)	4,527,972	4,644,486
Commercial real estate loans (fair value)	9,606	11,977
Commercial real estate loans (held-for-investment)	248	249
Total Real Estate Loans	$4,540,403	$4,659,336

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned with equity. At March 31, 2009, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value of $3 million. At December 31, 2008, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value of $3 million.

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at Sequoia entities that we consolidate for financial reporting purposes. The following table provides additional information on residential real estate loans held-for-investment at March 31, 2009 and December 31, 2008.

Residential Real Estate Loans Held-for-Investment

(In Thousands)	March 31, 2009	December 31, 2008
Principal value	$4,515,744	$4,612,564
Unamortized premium, net	60,175	67,635
Allowance for loan losses	(47,947)	(35,713)
Carrying Value	$4,527,972	$4,644,486

Of the $4.5 billion of principal face and $60 million of unamortized premium on these loans at March 31, 2009, $2.0 billion of principal face and $41 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first quarter of 2009, 2% of these residential loans prepaid and we amortized 14% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $2.5 billion and the unamortized premium was $19 million at March 31, 2009. During the first quarter of 2009, 2% of these residential loans prepaid and we amortized 4% of the premium.

Of the $4.6 billion of principal face and $68 million of unamortized premium on these loans at December 31, 2008, $2.0 billion of principal face and $48 million of unamortized premium relates to residential loans acquired prior to July 1, 2004, and $2.6 billion of principal face and $20 million of unamortized premium relates to residential loans acquired after July 1, 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at Acacia entities that we consolidate for financial reporting purposes. On January 1, 2008, we elected the fair value option under FAS 159 for loans at Acacia and record them at their estimated fair values. Prior to 2008, these loans were classified as held-for-investment. At March 31, 2009, there were five commercial loans at fair value, none of which are delinquent, with an outstanding principal value of $26 million and a fair value of $10 million.

Commercial Real Estate Loans Held-for-Investment

Commercial real estate loans held-for-investment are owned with equity. The following table provides additional information on commercial real estate loans held-for-investment as of March 31, 2009 and December 31, 2008.

Commercial Real Estate Loans Held-for-Investment

(In Thousands)	March 31, 2009	December 31, 2008
Principal value	$11,096	$11,098
Unamortized discount	(359)	(360)
Discount designated as credit reserve	(8,141)	(8,141)
Allowance for loan losses	(2,348)	(2,348)
Carrying Value	$248	$249

At March 31, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million. During the first quarter of 2007, we fully reserved for an anticipated loss on a $10 million mezzanine commercial loan, which was originated to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion and sale of the condominium units, and thus maintained the reserve as of March 31, 2009.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At March 31, 2009 and December 31, 2008, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for loan losses on residential loans held-for-investment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In Thousands)	2009	2008
Balance at beginning of period	$35,713	$18,282
Charge-offs, net	(3,798)	(1,896)
Provision for credit losses	16,032	8,058
Balance at End of Period	$47,947	$24,444

Serious delinquencies on consolidated Sequoia loans were $158 million and $84 million as of March 31, 2009 and 2008, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 3.50% and 1.25% at March 31, 2009 and 2008, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

When foreclosure is pursued in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first quarter of 2009, there were $4 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $15 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets. Subsequent declines in the value of an REO property below its cost basis are recorded in our consolidated statements of (loss) income as a component of market valuation adjustments, net. We had $1 million of negative market valuation adjustments during the first quarter of 2009 stemming from a decrease in the fair value of REO.

Activity in the Allowance for Losses on Commercial Loans

There was no activity in the allowance for loan losses for our commercial loans for the three months ended March 31, 2009 and 2008.

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of March 31, 2009 and December 31, 2008.

March 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$195,698	$31,231	$202,440	$429,369
Commercial	22,915	—	42,520	65,435
CDO	2,657	7,030	15,074	24,761
Total Real Estate Securities	$221,270	$38,261	$260,034	$519,565

December 31, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$144,885	$36,172	$244,523	$425,580
Commercial	42,490	—	67,889	110,379
CDO	3,610	11,318	21,237	36,165
Total Real Estate Securities	$190,985	$47,490	$333,649	$572,124

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents our securities by trading and AFS, collateral type, and entity as of March 31, 2009 and December 31, 2008. We present this information by senior and subordinate interests. Senior interests are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Subordinate interests are all interests below senior interests and may not necessarily be in a first-loss position.

March 31, 2009 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$3,389	$3,389	$87,766	$—	$87,766
Residential non-prime	711	85,347	86,058	73,672	22,386	96,058
Commercial	—	7,800	7,800	—	—	—
Total Senior Securities	711	96,536	97,247	161,438	22,386	183,824
Subordinate Securities
Residential prime	692	37,063	37,755	28,320	—	28,320
Residential non-prime	273	76,641	76,914	4,264	8,845	13,109
Commercial	—	34,720	34,720	22,915	—	22,915
CDO	2,632	15,074	17,706	25	7,030	7,055
Total Subordinate Securities	3,597	163,498	167,095	55,524	15,875	71,399
Total Real Estate Securities	$4,308	$260,034	$264,342	$216,962	$38,261	$255,223

December 31, 2008 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$60	$11,934	$11,994	$50,904	$—	$50,904
Residential non-prime	905	90,638	91,543	41,915	26,531	68,446
Commercial	—	7,540	7,540	—	—	—
Total Senior Securities	965	110,112	111,077	92,819	26,531	119,350
Subordinate Securities
Residential prime	1,141	44,983	46,124	42,646	—	42,646
Residential non-prime	314	96,968	97,282	7,000	9,641	16,641
Commercial	—	60,349	60,349	42,490	—	42,490
CDO	3,585	21,237	24,822	25	11,318	11,343
Total Subordinate Securities	5,040	223,537	228,577	92,161	20,959	113,120
Total Real Estate Securities	$6,005	$333,649	$339,654	$184,980	$47,490	$232,470

We finance securities using equity as well as through our investments in the Fund and Acacia entities that we consolidate. Securities owned at the Fund and Acacia entities are pledged to those entities.

AFS Securities

When we purchase a credit-sensitive AFS security at a significant discount to its face value, we often do not amortize into income a significant portion of this discount that we are entitled to earn but do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. The amount of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

principal face that we do not amortize into income is designated as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method in accordance with EITF 99-20.

The following table presents the carrying value (which equals fair value) of AFS securities as of March 31, 2009 and December 31, 2008.

March 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,141,994	$512,117	$89,256	$1,743,367
Credit reserve	(601,864)	(497,784)	(86,962)	(1,186,610)
Net unamortized (discount) premium	(254,228)	13,798	8,240	(232,190)
Amortized cost	285,902	28,131	10,534	324,567
Gross unrealized gains	3,756	1,998	—	5,754
Gross unrealized losses	(64,405)	(7,214)	(3,479)	(75,098)
Carrying Value	$225,253	$22,915	$7,055	$255,223

December 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,146,071	$514,169	$92,522	$1,752,762
Credit reserve	(731,468)	(497,047)	(59,828)	(1,288,343)
Net unamortized (discount) premium	(211,262)	35,069	(18,056)	(194,249)
Amortized cost	203,341	52,191	14,638	270,170
Gross unrealized gains	7,989	2,308	19	10,316
Gross unrealized losses	(32,693)	(12,009)	(3,314)	(48,016)
Carrying Value	$178,637	$42,490	$11,343	$232,470

The following table presents the changes for the three months ended March 31, 2009, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended March 31, 2009 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – January 1, 2009	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056
Amortization of net discount	—	(8,857)	—	4,050	—	(109)
Realized credit losses	(136,522)	—	(2,052)	—	(3,000)	—
Acquisitions	327	57,626	—	—	—	—
Sales, calls, other	(3,810)	(537)	—	—	58	—
Impairments	5,135	—	20,010	—	3,889	—
Transfers/release of credit reserves	5,266	(5,266)	(17,221)	17,221	26,187	(26,187)
Ending Balance – March 31, 2009	$601,864	$254,228	$497,784	$(13,798)	$86,962	$(8,240)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The loans underlying our residential subordinate securities totaled $110 billion at March 31, 2009, and consist of $94 billion prime and $16 billion non-prime loans. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2009 were 5.22% of current principal balances. For loans in prime pools, serious delinquencies were 2.44% of current balances. For loans in non-prime pools, serious delinquencies were 21.75% of current balances.

The loans underlying our commercial subordinate securities totaled $48 billion at March 31, 2009, and consist primarily of office (39%), retail (28%), and multifamily (16%) commercial loans. These loans are located nationwide. Serious delinquencies (60+ days and in foreclosure or REO) at March 31, 2009 were 1.41% of current principal balances.

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other-than-temporarily impaired as of March 31, 2009 and December 31, 2008.

AFS Securities with Unrealized Losses

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
March 31, 2009 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$267,741	$(63,615)	$204,126	$1,831	$(790)	$1,041
Commercial	18,480	(7,214)	11,266	—	—	—
CDO	6,297	(3,479)	2,818	—	—	—
Total Securities	$292,518	$(74,308)	$218,210	$1,831	$(790)	$1,041

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2008 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$100,635	$(32,693)	$67,942	$—	$—	$—
Commercial	38,001	(12,009)	25,992	—	—	—
CDO	14,351	(3,314)	11,037	—	—	—
Total Securities	$152,987	$(48,016)	$104,971	$—	$—	$—

Of the $75 million of unrealized losses at March 31, 2009, $20 million relates to securities owned at the Fund.

At March 31, 2009, our consolidated balances sheets included 616 AFS securities, of which 247 were in an unrealized loss position and eight were in an unrealized loss position for twelve consecutive months or longer. At December 31, 2008, our consolidated balance sheets included 594 AFS securities, of which 194 were in an unrealized loss position and none were in a continuous loss position for twelve months or longer. The number of AFS securities reported on our consolidated balance sheets increased as a result of acquisitions during the quarter.

For the three months ended March 31, 2009, we recognized other-than-temporary impairments on AFS securities of $29 million, through market valuation adjustments, net, in our consolidated statements of (loss) income. For the three months ended March 31, 2008, we recognized other-than-temporary impairments of $144 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded to realized gains (losses) on sales and calls, net, in our consolidated statements of (loss) income. The following table presents the gross realized gains on sales and calls of AFS securities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In Thousands)	2009	2008
Gross realized gains – sales	$337	$—
Gross realized gains – calls	—	42
Total Realized Gains on Sales and Calls	$337	$42

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS references residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated. The fair value of the GIC was $62 million as of March 31, 2009, which is equal to its carrying value. The GIC has been drawn down by $18 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments.

The following table shows the aggregate fair value and notional amount of our derivative financial instruments as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Interest rate caps purchased	$3,455	$712,400	$1,683	$714,400
Interest rate caps sold	—	—	(1,084)	250,000
Interest rate swaps	(92,982)	975,834	(97,226)	1,013,781
Credit default swaps	(61,545)	61,604	(77,892)	78,206
Total Derivative Financial Instruments	$(151,072)	$1,749,838	$(174,519)	$2,056,387

Of the negative $151 million value of derivative financial instruments at March 31, 2009, $5 million was recorded as derivative assets and $156 million was recorded as derivative liabilities on our consolidated balance sheet. Of the negative $175 million value of derivative financial instruments at December 31, 2008, $3 million was recorded as derivative assets and $178 million was recorded as derivative liabilities on our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments in accordance with FAS 133. Changes in the fair value of the interest rate agreements and all associated income and expenses are reported in our consolidated statements of (loss) income as a component of market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of positive $3 million for the three months ended March 31, 2009, and negative $38 million for the three months ended March 31, 2008.

We did not have any interest rate agreements designated as cash flow hedges during the three months ended March 31, 2009. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss included in accumulated other comprehensive loss was negative $26 million at March 31, 2009 and negative $27 million at December 31, 2008.

For both the three months ending March 31, 2008 and 2009, we reclassified $1 million of previously designated cash flow hedge other comprehensive loss to interest expense.

Credit Derivatives

All of our existing CDS contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. As the seller of these contracts we receive a fixed-rate premium and have assumed the credit risk of the reference securities.

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal, or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty (which it does so by drawing down on the GIC it owns). During the three months ended March 31, 2009 the reference securities underlying our CDS experienced principal losses resulting in a $17 million obligation. During the three months ended March 31, 2009 and 2008, the fair value of these CDS increased less than $1 million and decreased $18 million, respectively.

The following table presents the fair value of our CDS along with certain risk characteristics as of March 31, 2009 and December 31, 2008. All of these CDS have expiration dates of greater than 15 years.

	March 31, 2009		December 31, 2008
(In Thousands)	Fair Value	Maximum Payout/ Notional Amount	Fair Value	Maximum Payout/ Notional Amount
Credit rating of referenced securities
BB/B	$—	$—	$(9,943)	$9,967
CCC/CC/C	(61,545)	61,604	(67,949)	68,239
Total	$(61,545)	$61,604	$(77,892)	$78,206

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

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

As of March 31, 2009, Redwood and its affiliates had nineteen International Swaps and Derivatives Association (ISDA) agreements with ten different bank counterparties. We had one open derivative position at March 31, 2009, and were in compliance with our ISDA counterparty.

Note 11. Other Assets

Other assets as of March 31, 2009, and December 31, 2008, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2009	December 31, 2008
REO	$18,926	$19,264
Fixed assets and leasehold improvements	4,732	5,103
Principal receivable	633	1,647
Income tax receivables	3,452	4,225
Prepaid expenses	1,361	9,119
Other	3,150	4,584
Total Other Assets	$32,254	$43,942

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at March 31, 2009, was $19 million, of which $9 million related to transfers into REO in the first quarter of 2009, offset by $8 million of REO liquidations, and $1 million of negative market valuation adjustments during this same period. The carrying value of REO as of December 31, 2008 was $19 million, of which $38 million related to transfers into REO during 2008, offset by $21 million of REO liquidations, $8 million of negative valuation changes, and $5 million of REO derecognized as a result of our deconsolidations of certain Sequoia entities.

At March 31, 2009, there were 95 single-family properties recorded on our balance sheet, of which, 92 were owned at Sequoia and 3 were owned at Redwood. At December 31, 2008, there were 93 single-family properties recorded on our balance sheet, of which, 90 were owned at Sequoia and 3 were owned at Redwood. The states of California, Ohio, Georgia, and Michigan accounted for 60% of our REO balance at March 31, 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued

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

The components of ABS issued by consolidated securitization entities we sponsor as of March 31, 2009 and December 31, 2008, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$4,396,893	$3,108,914	$7,505,807	$4,485,201	$3,134,699	$7,619,900
Interest-only certificates	22,400	—	22,400	23,532	—	23,532
Unamortized premium	3,662	—	3,662	4,003	—	4,003
Unamortized discount	(4,603)	—	(4,603)	(4,609)	—	(4,609)
Fair value adjustment, net	—	(2,818,269)	(2,818,269)	—	(2,787,768)	(2,787,768)
Total ABS Issued	$4,418,352	$290,645	$4,708,997	$4,508,127	$346,931	$4,855,058
Range of weighted average interest rates, by series	0.67% to 5.93%	1.76% to 2.25%		1.65% to 5.93%	2.44% to 5.23%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	37	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of March 31, 2009, all of the $4.7 billion reported value of ABS issued ($7.5 billion principal value) had contractual maturities of over five years.

Amortization of Sequoia deferred ABS issuance costs was less than $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the accrued interest payable on ABS issued as of March 31, 2009 and December 31, 2008. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2009	December 31, 2008
Sequoia	$6,120	$7,326
Acacia	7,721	20,615
Total Accrued Interest Payable on ABS Issued	$13,841	$27,941

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of March 31, 2009 and December 31, 2008.

Collateral for Asset-Backed Securities Issued

	March 31, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$4,527,972	$9,606	$4,537,578	$4,644,486	$11,977	$4,656,463
Real estate securities	—	332,080	332,080	—	407,526	407,526
Other investments	—	61,637	61,637	—	78,244	78,244
Real estate owned (REO)	18,179	—	18,179	18,428	—	18,428
Restricted cash	267	47,106	47,373	283	48,298	48,581
Accrued interest receivable	13,658	6,228	19,886	17,884	7,484	25,368
Total Collateral for ABS Issued	$4,560,076	$456,657	$5,016,733	$4,681,081	$553,529	$5,234,610

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities was 4.91% and 6.93%, for the three months ended March 31, 2009 and 2008, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 4.91% and 6.93%, for the three months ended March 31, 2009 and 2008, respectively. The earliest optional redemption date without a penalty is July 30, 2012.

At both March 31, 2009 and December 31, 2008, the accrued interest payable balance on long-term Redwood debt was $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

As of March 31, 2009, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $13 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for both the three months ended March 31, 2009 and 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of March 31, 2009.

Future Lease Commitments by Year

(In Thousands)	March 31, 2009
2009	$1,281
2010	1,709
2011	1,831
2012	1,882
2013	1,439
2014 and thereafter	5,253
Total	$13,395

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance at both March 31, 2009 and December 31, 2008 was $4 million.

At March 31, 2009, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Note 15. Equity

Earnings Per Share

The following table provides the basic and diluted (loss) earnings per share computations for the three months ended March 31, 2009 and 2008.

Basic and Diluted (Loss) Earnings Per Share

	Three Months Ended March 31,
In Thousands, Except Share Data	2009	2008
Net (loss) income attributable to Redwood Trust, Inc.	$(34,944)	$(171,587)
Basic weighted average shares outstanding	53,632,132	32,511,445
Net effect of dilutive stock options	—	—
Diluted weighted average shares outstanding	53,632,132	32,511,445
Basic (Loss) Earnings Per Share:	$(0.65)	$(5.28)
Diluted (Loss) Earnings Per Share:	$(0.65)	$(5.28)

For the three months ended March 31, 2009 and 2008, there were no dilutive equity awards based on our reported net loss for these periods. For the three months ended March 31, 2009 and 2008, the number of outstanding equity awards that were antidilutive totaled 1,009,291, and 1,319,346, respectively. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2009 and 2008, there were no shares acquired under this plan. As of March 31, 2009, there remained 4,658,344 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 15. Equity  – (continued)

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of March 31, 2009, the noncontrolling interest was $18 million, representing a 48% third party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table provides a summary of the components of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008.

(In Thousands)	March 31, 2009	December 31, 2008
Net unrealized loss on real estate securities	$(69,344)	$(37,702)
Reclassification of unrealized loss to noncontrolling interest	9,706	7,764
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(25,829)	(26,927)
Total Accumulated Other Comprehensive Loss	$(85,467)	$(56,865)

At March 31, 2009, the net unrealized loss on AFS securities was $69 million, as compared to a net unrealized loss of $38 million at December 31, 2008. During the first quarter of 2009, $14 million of net unrealized loss was reclassified to earnings upon recognition of OTTI, and $44 million of additional fair value declines in securities were recognized as unrealized losses. The net effect of these adjustments was an increase in accumulated other comprehensive loss of $31 million during the quarter. A portion of these unrealized losses are on AFS securities owned by the Fund. These losses were $10 million and $8 million at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, interest rate agreements had an unrealized loss of $26 million, which will be expensed through our consolidated statements of (loss) income over the remaining lives of previously designated hedged item (See Note 10). During the both three months ended March 31, 2009 and 2008, $1 million of unrealized losses associated with interest rate agreements previously designated as cash flow hedges were reclassified into interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 16. Equity Compensation Plans

As of March 31, 2009 and December 31, 2008, 1,092,249 and 1,005,937 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized cost of nonvested awards totaled $14 million at March 31, 2009, as shown in the following table:

	March 31, 2009
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Program	Total
Unrecognized compensation cost at beginning of period	—	$701	$14,714	$—	$15,415
Equity grants	—	—	—	177	177
Equity compensation cost	—	(107)	(1,644)	(44)	(1,795)
Unrecognized Compensation Cost at End of Period	—	$594	$13,070	$133	$13,797

The weighted average amortization period remaining for all of our equity awards was one year at March 31, 2009.

Stock Options

As of March 31, 2009 and December 31, 2008, there were 641,373 and 647,873, respectively, of stock options outstanding. All of the outstanding stock options were fully vested as of March 31, 2009. The aggregate intrinsic value of the options outstanding and options currently exercisable was less than $1 million at both March 31, 2009 and December 31, 2008.

There were 6,500 and 27,599 stock options exercised for the three months ended March 31, 2009 and 2008, respectively, and none of these were exercised by executive officers. The total intrinsic value or gain (fair market value less exercise price) for options exercised was less than $1 million for both the three months ended March 31, 2009 and 2008.

Restricted Stock

As of March 31, 2009 and December 31, 2008, there were 44,693 and 53,242 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2013. There were no restricted stock awards granted during the three months ended March 31, 2009.

Deferred Stock Units

As of March 31, 2009 and December 31, 2008, there were 1,484,110 and 1,730,531, respectively, of DSUs outstanding, of which 318,389 and 522,826, respectively, had vested. There were no DSUs granted during the three months ended March 31, 2009. During the three months ended March 31, 2009, DSU distributions to participants in the Executive Deferred Compensation Plan (EDCP) totaled 248,794. Cash distributions to EDCP participants of some of their previously deferred compensation and vested matching totaled $7 million during the three months ended March 31, 2009.

Employee Stock Purchase Plan

The ESPP allows a maximum of 100,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2009 and December 31, 2008, 73,316 and 67,306 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 17. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2009 and 2008 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2009	2008
Fixed compensation expense	$4,028	$5,674
Variable compensation expense	556	1,857
Equity compensation expense	1,795	3,306
Severance expense	28	—
Total compensation expense	6,407	10,837
Systems	1,594	2,141
Due diligence	7	10
Office costs	1,750	1,514
Accounting and legal	559	1,101
Other operating expenses	222	745
Total Operating Expenses	$10,539	$16,348

Note 18. Taxes

For the three months ended March 31, 2009 and 2008, our provision for income taxes was less than $1 million and $2 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2009 and 2008.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31,
	2009	2008
Federal statutory rate	34.0%	35.0%
State statutory rate, net of Federal tax effect	7.2%	7.0%
Differences in taxable income from GAAP (loss) income	(41.5)%	(68.9)%
Dividends paid deduction	—	25.8%
Effective Tax Rate	(0.3)%	(1.1)%

In November 2008, our Board of Directors announced its intention to reduce our quarterly dividend to shareholders to $0.25 per share, and during the first quarter of 2009 the Board of Directors declared a first quarter regular dividend of $0.25 per share. We currently anticipate recognizing a REIT taxable loss for 2009, and thus, these dividend distributions will likely be characterized as a return of capital and not ordinary income. As a result, there is no impact on our effective tax rate due to these dividends.

Our taxable income before dividend distributions has historically been higher than our GAAP net (loss) income primarily due to the accounting for credit losses and the market valuation write-downs taken on our assets for GAAP accounting purposes but not for tax. In 2008, negative market valuation adjustments for GAAP were significant and we reported a GAAP net loss while reporting taxable income for the same period. As a result, the impact in 2008 on the effective tax rate of the dividends paid deduction was an increase in the effective tax rate. Generally, our dividend distributions reduce our effective tax rate when we report both positive GAAP and taxable income.

We assessed our tax positions in accordance with FIN 48 for all open tax years (Federal — years 2005 to 2008, State — years 2004 to 2008) and as of March 31, 2009 and December 31, 2008, and concluded that we have no material unrecognized liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which is included in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non generally accepted accounting principles (GAAP) financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our 2008 Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) credit protection we expect to be able to rely on, the effect of prepayment speeds, potential returns on investments we make, and our expectation of future cash flows from investments; (ii) the potential effect of government initiatives and programs and whether or not we would participate in such programs; (iii) our expected rate of capital deployment and our future capital needs and sources; (iv) our views on the potential effects of changes in accounting standards; (v) our belief that some of the securities we own have the potential to produce earnings in excess of our current expectations; (vi) the types of investments we may make, including that we may acquire commercial real estate mortgage assets; (vii) the intention of our board of directors to pay a regular dividend of $0.25 per share per quarter in 2009 and our expectations that: dividends paid in 2009 will constitute a return of capital, and we will report a taxable loss for 2009; (viii) our view of trends in the housing market, mortgage delinquencies, and credit losses; and (ix) our expectation that a deconsolidation event in the second quarter with respect to one of our Sequoia entities may occur and that we would, as a result, reverse a related allowance for loan losses.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in mortgage prepayment rates; the timing of credit losses within our portfolio; our exposure to adjustable-rate and negative amortization mortgage loans; the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the concentration of the credit risks we are exposed to; the ability of counterparties to satisfy their obligations to us; legislative and regulatory actions affecting the mortgage industry or our business; the availability of high quality assets for purchase at attractive prices; declines in home prices and commercial real estate prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our equity; our ability to maintain the positive stockholders’ equity necessary to enable us to pay the dividends required to maintain our status as a real estate investment trust for tax purposes; our ability to generate the amount of cash flow we expect from our investment portfolio; changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to; changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel; our failure to manage various operational risks associated with our business; our failure to maintain appropriate internal controls over financial reporting; our failure to properly administer and manage our securitization entities; risks we may be exposed to if we expand our business activities, such as risks relating to significantly increasing our direct holdings of loans; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; our ability to successfully deploy the proceeds from our recent common equity offering and raise additional capital to fund our investing activity; and other factors not presently identified. Fair values for our securities and asset-backed securities (ABS) issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security.

This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Our Business

Redwood Trust, Inc., together with its subsidiaries, is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. We seek to invest in assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Our primary source of income is net interest income, which consists of the interest income we earn from our investments in loans and securities less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchase and derive income from our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund, LP (the Fund) — and investments in the securitization entities that we sponsor — Sequoia and Acacia.

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed with equity and long-term debt, although we may use short-term debt financing to acquire securities and loans from time to time. These investments are primarily senior and subordinate mortgage-backed securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. The long term focus of our operations is to invest in subordinate securities (often below investment grade) that have concentrated structural credit risk. More recently, we have been investing in senior securities (often investment-grade), which have the first right to cash flows in a securitization and therefore less concentrated credit risk than subordinate securities.

The entities that we sponsor — the Fund, Sequoia, and Acacia — invest in real estate assets. Assets held at the Fund include senior securities backed by non-prime residential and CDO collateral, which were funded through the sale of limited partnership interests to us and to third party investors. The offer and sale of these interests were privately placed and were not registered under the federal securities laws in reliance on an exemption from registration. Assets held at the Sequoia entities include residential real estate loans, which are funded through the issuance of ABS to us and to third party investors. Assets held at the Acacia entities include real estate securities, and some loans and other mortgage related investments, which are funded through the issuance of ABS and equity to us and to third party investors.

Our investments in each of these entities are currently financed with equity and long-term debt. Our capital at risk is limited to these investments as each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. For financial reporting purposes, we are generally required to consolidate these entities’ assets, liabilities, and noncontrolling interests.

Recent Developments

During the first quarter of 2009, our investment cash flows remained strong, we took advantage of attractive investment opportunities, and housing and credit fundamentals remained in line with our modeling expectations.

Since the beginning of the year, we have invested $240 million in residential mortgage-backed securities that we believe have the potential to generate attractive unlevered returns. We invested $98 million during the first quarter of 2009 and $142 million in the second quarter through May 1, 2009. The vast majority of these investments were in senior residential securities backed by pre-2006 prime or near prime loans that are well protected from a credit standpoint and well positioned to benefit from any uptick in prepayments. We have not acquired any commercial real estate assets since early 2007, but we have been actively monitoring developments and may identify investments that are adequately protected from loss and have the potential to provide stable, long-term cash flows, at attractive yields.

From the middle of 2007 through November 2008, trading activity between willing buyers and sellers of residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) was light, and prices for virtually all mortgage-backed assets headed in one direction — down. This steady, steep decline was fueled by rapidly deteriorating credit fundamentals and was exacerbated by the extraordinary deleveraging that took place in the financial markets. The chart below illustrates the prices that investors were paying to compensate for the perceived credit risk of RMBS and CMBS over the last two years.

RMBS and CMBS Prices

Source: Credit Suisse, JPMorgan Chase, Redwood Trust

Since November 2008, prices for senior residential and commercial mortgage-backed securities have been on a roller coaster ride, as buyers’ and sellers’ sentiment has shifted back and forth from focusing on negative credit fundamentals (causing prices to move lower and trading activity to decline) to focusing on the potential positive technical benefits from government programs (causing prices to move higher and trading activity to increase). In contrast to price movements in senior securities, prices for subordinate residential and commercial securities have only moved lower, as the focus has been solely on the fundamentals. We believe residential subordinate securities are likely to be negatively impacted by the government’s loan modification initiatives.

From November 2008 through the end of January 2009, prices for senior mortgage-backed securities increased based on a positive market reaction to the initial high-level outline of government initiatives for legacy assets. By February 2009, in the absence of actionable details on these initiatives and with a pall looming over the health of banks, fear re-gripped the financial markets. As a consequence, trading activity fell dramatically and investor focus turned back to the negative credit fundamentals. Prices for senior securities dropped to a point where prices dipped below the November lows.

In mid-March, the government announced the outline of its Public-Private Investment Program (PPIP), designed to spur the purchase of up to $1 trillion of legacy residential assets (loans and securities), and signaled that it would expand the existing $1 trillion Term Asset-Backed Securities Loan Facility (TALF) to provide financing for the purchase of senior legacy residential and commercial mortgage-backed securities. In response to these announcements, prices for senior residential and commercial securities began to rise, although, by quarter-end, prices generally remained below year-end levels. As a result, we were required under GAAP to reflect additional negative market valuation adjustments in our first quarter financial statements. Since March 31, 2009, trading activity has been robust and prices for senior securities have continued to rise. In the near term it is difficult to anticipate the direction of prices since we believe they will depend largely on the success of PPIP, TALF, and other government programs.

In an attempt to stabilize or increase asset values, the government has indicated that it is considering offering what appears on the surface to be very attractive, non-recourse financing under TALF to potential acquirers of banks’ legacy securitized assets. Some of our competitors, including hedge funds and other market participants, have been actively buying senior securities in anticipation of leveraging these investments through financing provided under TALF, and hopefully increasing investment returns. So far, the details on TALF are limited, however, and key terms and potential regulatory restrictions imposed on program participants have not yet been disclosed by the government.

We would consider using TALF as a source of leverage if we became comfortable with the resulting liquidity risk and any operating restrictions that may be imposed by the government. It has long been our policy to avoid liquidity risk and that policy has enabled us to withstand this current crisis. Leverage does not improve the performance of the underlying collateral. As a matter of fact, the extensive use of leverage contributed to the current crisis. Furthermore, one of our competitive advantages has been our ability to operate in an entrepreneurial manner without government-imposed constraints; we are reluctant to compromise that ability. Until enough of the details on TALF are disclosed to allow us to make an informed judgment on the impact of the program on our balance sheet and operations, we will continue to acquire assets based upon unlevered return expectations.

Another program that deserves comment is PPIP. Here again, the details of the program have yet to be fully disclosed. Conceptually, the U.S. Treasury will select private-sector firms to manage new investment funds to be formed to acquire legacy loans and securities. The government will provide equity funding to be invested alongside the private investors in these funds, as well as non-recourse financing up to certain limits. We have thought long and hard about whether Redwood Asset Management (a Redwood subsidiary) should become a manager under the PPIP program. Redwood is well positioned to be a manager given our successful 15-year track record of managing residential credit risk, and we have the people, systems, and resources to proceed. There are positives, negatives, and unknowns associated with participation. Although it could significantly increase assets under management, the actual economics of such a mandate currently do not appear compelling. Moreover, there are questions relating to the Treasury’s share of the economics and potential limitations that could prevent us from capitalizing on attractive investment opportunities for Redwood shareholders. For now, the balance tips on the side of not participating, but we continue to monitor the situation and will re-evaluate our decision if warranted. Regardless of whether Redwood Asset Management participates in PPIP, we remain firmly committed to our third-party asset management initiative and are moving forward to grow the business, as it represents an important source of capital for us to acquire and manage additional assets.

In addition to the significant government actions taken during the first quarter of 2009, mark-to-market accounting standards will change in the second quarter based upon two new financial statement positions (FSPs) issued by the Financial Accounting Standards Board (FASB) in April 2009. These new FSPs will affect our future GAAP earnings; however, they will not affect our future cash flow, book value, or economic returns. The first FSP clarifies how to measure fair value in an inactive market. We do not expect this first FSP to have much of an impact on our pricing process or future earnings. The second FSP revises previous FASB guidance for measuring new impairments and eliminates the “recapture” of previously taken impairment charges that subsequently proved to be unnecessary. This second FSP will have positive and negative impacts on our future GAAP earnings. On the positive side, the guidance will likely reduce the amount of new future impairment charges against earnings. On the negative side, it will limit some of the future recapture of prior impairment charges, which under existing guidance, would have flowed through our income statement. Instead, previously recorded impairment charges that prove to have been unnecessary will be recorded as a positive equity adjustment. In the end, the benefit will still be reflected in book value, but it will not flow through earnings. We will adopt this standard in the second quarter; it is too early to estimate the impact.

Outlook

We remain focused on cash flows, capitalizing on investment opportunities, staying abreast of government initiatives and determining if and when to participate in those initiatives. We enter the second quarter with strong cash flow from our investment portfolio, increased prepayment activity, firming prices for senior securities and increased trading volume in the market, and ample to cash to invest.

At our current rate of capital deployment, we would expect to invest our excess capital over the course of the next few months. In deciding whether to raise additional capital, we must consider both our future capital needs and alternative sources of capital. The “needs side” of the capital equation involves an analysis of both the near-term — how much capital we need to capitalize on secondary investment opportunities, and the long-term — how much capital we need for investment in our core business in the years ahead. Alternative methods of raising capital include generating capital internally through asset sales or re-securitizations, raising third-party funds through private placements to expand our asset management business, or accessing the equity markets through the sale of common stock. We may reduce our capital needs if we are able to leverage some of our investments through TALF, although, as we noted above, it is too early to determine whether it makes sense for us to participate in that program.

Decisions around capital require speculation on future market conditions and investment opportunities. As markets continue to remain fluid, it is difficult to predict the actions we will take. Our highest near-term priority is to get our arms around the level and attractiveness of secondary market investment opportunities. We will remain true to our core values and consider raising additional common equity only if we believe there are attractive investment opportunities that with the potential to lead us to higher levels of earnings and dividends per share over the long-term.

We expect that GAAP earnings will remain volatile in the near term due to mark-to-market (MTM) adjustments. We may recognize additional GAAP impairment losses on residential, commercial, and CDO securities held at Redwood and the Fund. Negative MTM balance sheet write-downs that have not yet been realized through our income statement totaled $75 million at March 31, 2009. Future income statement impairment charges related to these unrealized losses will be ameliorated by the recently announced FSP discussed above and, in any event, will not affect GAAP book value since these MTM losses were already deducted from equity at March 31, 2009. The fair value accounting principles we follow for the assets and liabilities at Acacia may also contribute to future MTM volatility.

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

Summary of Results of Operations and Financial Condition

Our reported GAAP net loss was $35 million ($0.65 per share) for the first quarter of 2009 as compared to a GAAP net loss of $172 million ($5.28 per share) for the first quarter of 2008. Our GAAP book value per common share was $8.40 at March 31, 2009, a decrease from $9.02 at December 31, 2008. We declared a regular dividend of $0.25 per share for the first quarter of 2009 and $0.75 per share for the first quarter of 2008.

The following table presents the components of our GAAP net loss for the first quarter of 2009 and 2008.

Table 1 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2009	2008
Interest income	$81,438	$176,064
Interest expense	(47,642)	(127,300)
Net interest income	33,796	48,764
Provision for loan losses	(16,032)	(8,058)
Market valuation adjustments, net	(43,242)	(193,932)
Net interest loss after provision and market valuation adjustments	(25,478)	(153,226)
Operating expenses	(10,539)	(16,348)
Realized gains on sales and calls, net	462	42
Provision for income taxes	(105)	(1,800)
Less: Net loss attributable to noncontrolling interest	(716)	255
Net Loss	$(34,944)	$(171,587)
Diluted weighted average common shares outstanding	53,632,132	32,511,445
Net loss per share	$(0.65)	$(5.28)

Our net loss of $35 million for the first quarter of 2009 included net negative market valuation adjustments (MVA) of $43 million on real estate securities and derivatives, a reduction from net negative MVA of $194 million for the first quarter of 2008. This reduction was primarily due to fewer impairment charges on securities. Our provision for loan losses at Sequoia was $16 million for the first quarter of 2009, as compared to $8 million for the first quarter of 2008. As of March 31, 2009, we have an allowance for loan losses for one of the Sequoia entities that exceeds our economic investment in that entity by $15 million. Upon the occurrence of certain events, which may occur in the second quarter, we will be permitted to deconsolidate that Sequoia entity and upon deconsolidation, will record a gain to the extent of the excess allowance for loan losses.

Net interest income was $34 million for the first three months of 2009 as compared to $49 million for the first three months of 2008. Net interest income at Redwood declined by $12 million due to higher credit losses, slower prepayments, and lower interest rates on securities. Net interest income at Sequoia declined by $4 million due to lower interest rates on adjustable rate loans. These declines were partially offset by $1 million increase in net interest income generated on securities at the Fund during the first quarter of 2009. Net interest income at Acacia was $2 million for both the first quarters of 2009 and 2008.

Operating expenses decreased by $6 million in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to a reduction in headcount and fewer legal and consulting expenses.

The Results of Operations section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of net income.

Our estimated total taxable loss was $14 million ($0.22 per share) for the first quarter of 2009, as compared to our estimated total taxable income of $26 million ($0.79 per share) for the first quarter of 2008. Our estimated REIT taxable loss was $9 million ($0.14 per share) for the first quarter of 2009, as compared to our estimated REIT taxable income of $25 million ($0.76 per share) for the first quarter of 2008. Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

The decrease in REIT taxable income for the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to an increase in realized credit losses on subordinate securities. For tax purposes, we are not permitted to establish credit reserves on securities and do not record impairments or other changes in the fair value of financial assets or liabilities. Realized credit losses at the REIT for tax purposes for the first quarters of 2009 and 2008 were $48 million and $14 million, or $0.80 and $0.41 per share, respectively.

Book Value

The Financial Condition, Liquidity, and Capital Resources section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of GAAP book value at March 31, 2009 and December 31, 2008. The following supplemental non-GAAP components of book value addresses our assets and liabilities at March 31, 2009, as reported under GAAP and as estimated by us using fair values for our investments. We show our investments in the Fund, and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our estimated economic value is calculated using bid-side asset marks, as required to determine fair value under GAAP. This method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets. For additional information to consider when reviewing the following supplemental non-GAAP components of book value, please see “Factors Affecting Management’s Estimate of Economic Value” below.

Table 2 Book Value

	March 31, 2009
(In Millions, Except per Share Data)	As Reported	Adjustments		Management’s Estimate of Economic Value
Cash and cash equivalents	$333			$333
Real estate securities at Redwood
Residential	195			195
Commercial	23			23
CDO	3			3
Subtotal real estate securities	221			221
Investments in the Fund	22			22
Investments in Sequoia	70	(9)(a)		61
Investments in Acacia	7	(2)(b)		5
Total securities and investments	320			309
Long-term debt	(150)	108	(c)	(42)
Other assets/liabilities, net(d)	3			3
Stockholders’ Equity	$506			$603
Book Value Per Share	$8.40			$10.01

(a)	Our Sequoia investments consist of senior and subordinate securities and interest-only securities issued by Sequoia entities. We calculated the $61 million estimate of economic value for these securities using the same valuation process that we followed to fair value our other real estate securities. In contrast, the $70 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by these entities to third-party investors. Under GAAP, we account for these loans and ABS issued at cost.
(b)	Our Acacia investments consist of ABS issued and equity interests; we also have management agreements with each entity. The $5 million estimate of economic value of our investments in Acacia entities represents the value of the ABS acquired plus the net present value of projected cash flows from our Acacia management fees discounted at 45%. We valued our equity interests at zero. In contrast, the $7 million GAAP value of these investments represents the difference between securities owned by the Acacia entities and the ABS issued by these entities to third-party investors. Under GAAP, we account for these securities and ABS issued at fair value.
(c)	We have issued $150 million of 30-year long-term debt at an interest rate of LIBOR plus 225 basis points. Under GAAP, these notes are carried at cost. Economic value is difficult to estimate with precision as the market for the notes is currently inactive. We estimated the $42 million economic value using the same valuation process used to fair value our other financial assets and liabilities. Estimated economic value is $108 million lower than our GAAP carrying value because given the significant overall contraction in credit availability and re-pricing of credit risk, if we had issued this long-term debt at March 31, 2009, investors would have required a substantially higher interest rate.

(d)	Other assets/liabilities, net are comprised of $3 million of real estate loans, $3 million of deferred taxes, $6 million of accrued interest receivable, and $16 million of other assets, less dividends payable of $15 million and accrued interest and other liabilities of $10 million.

During prior periods, we presented our securities based on their current ratings, i.e. investment grade securities (IGS) and credit enhancement securities (CES). Given current market conditions, we believe that these ratings have become less meaningful and we now categorize our securities by their payment priority within a securitization capital structure. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Subordinate securities are all interests below senior securities. Subordinate securities may not necessarily be in first-loss position.

For comparability purposes, the tables below present the carrying value of our real estate securities at Redwood by vintage at March 31, 2009, using our new presentation as well as the prior one. The first table reflects our prior presentation categories of IGS and CES and the second table reflects our new presentation using senior and subordinate securities categories.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

March 31, 2009

(In Thousands)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
IGS
Prime	$13,334	$67,387	$17,182	$97,903	44%
Non-prime	26,519	20,143	10,656	57,318	26%
Total IGS	39,853	87,530	27,838	155,221	70%
CES
Prime	12,749	4,438	1,688	18,875	9%
Non-prime	642	17,827	3,133	21,602	10%
Total CES	13,391	22,265	4,821	40,477	19%
Total Residential	53,244	109,795	32,659	195,698	89%
Commercial	8,712	4,462	9,741	22,915	10%
CDO	49	2,578	30	2,657	1%
Total Securities at Redwood	$62,005	$116,835	$42,430	$221,270	100%

March 31, 2009

(In Thousands)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$4,567	$67,003	$16,196	$87,766	40%
Non-prime	26,519	36,514	11,350	74,383	34%
Total Senior	31,086	103,517	27,546	162,149	74%
Subordinate
Prime	21,516	4,822	2,674	29,012	13%
Non-prime	642	1,456	2,439	4,537	2%
Total Subordinate	22,158	6,278	5,113	33,549	15%
Total Residential	53,244	109,795	32,659	195,698	89%
Commercial	8,712	4,462	9,741	22,915	10%
CDO	49	2,578	30	2,657	1%
Total Securities at Redwood	$62,005	$116,835	$42,430	$221,270	100%

All subsequent tables with securities-related information reflect the senior and subordinate categories rather than the credit rating categories.

Our investment profile for real estate securities has shifted over the past year to residential prime and near prime senior cash flows with a comfortable margin of safety to protect against escalating credit losses. The fair value of our residential senior securities at March 31, 2009, was $162 million, representing 74% of our total portfolio, an increase from 49% at December 31, 2008, and an increase from 2% at March 31, 2008. This percentage change in the components of our total portfolio was also the result of declines in the fair value of our subordinate securities, as discussed below.

Our returns on these investments in senior securities will be based upon how much principal and interest we ultimately receive and how quickly we receive it. We fully expect, and base our analysis of the attractiveness of the new investments on, more bad things happening in housing. We expect housing prices to continue to decline about 20% on average, more in some areas and less in others, over the next year, and delinquencies and foreclosures to increase. Our target investment objective profile has been to achieve mid- to high-teen returns in the unlevered base case, well-protected stress case returns, and exceptional upside returns if we benefit from faster prepayments or lower credit losses. We model these profiles based upon our forecasts of the underlying collateral cash flows and the level of subordination protecting against future credit losses. We do not rely on credit ratings as part of our investment decision process. We emphasize this point because in 2009, we expect significant rating agency downgrades of prime and non-prime AAA-rated residential senior securities issued from 2005 through 2008. The overall credit performance of loans underlying these vintages is significantly worse than the rating agency original expectations. In many cases, we expect securities currently rated AAA to be downgraded below investment grade, and in some cases downgraded to CCC.

As our senior securities investments primarily represent senior cash flows, we do not expect a high level of losses. Our senior securities returns are generally more sensitive to changes in prepayment rates than they are to credit. As has been well-publicized, many borrowers are currently having difficulty refinancing due to high non-agency mortgage rates, insufficient home equity, and stringent underwriting. A pick-up in refinance activity either from lower non-agency mortgage rates or from the government’s initiatives to stimulate refinancing would benefit our senior securities returns.

The fair value of our residential subordinate securities portfolio was $34 million, representing 15% of our total portfolio at March 31, 2009, down from 27% at December 31, 2008 and down from 49% a year ago. This decline resulted from a reduction in market values due to negative mark-to-market adjustments and from our decision to redirect our investment focus to senior securities. We acquire subordinate securities at a significant discount to principal value as credit losses could reduce or eliminate the principal value of these bonds. In an ideal environment, we would experience fast prepayments and low credit losses allowing us to recover a substantial part of the discount as income. Conversely, a less beneficial environment is the environment we are currently experiencing with slow prepayments and high credit losses.

Our residential subordinate securities from 2004 and prior total $22 million and are carried at a fair value representing 2% of face value. From a credit standpoint, those vintages are generally performing in line with or better than our initial expectations. Our subordinate securities investments with vintages from 2005 to 2008 are carried at a fair value of $11 million, representing 2% of face value. Based on the poor credit trends underlying these vintages, we expect that future credit losses will eliminate virtually all of the principal or face amount of these securities. Therefore, the value ascribed to these securities is derived from the present value of future interest we expect to collect before actual credit losses are realized.

Our commercial subordinate securities represent 10% of our securities portfolio at March 31, 2009, down from 22% at December 31, 2008, and down from 43% a year ago. We have not purchased commercial securities since the first quarter of 2007. Due to a continuing deterioration in the fundamentals (increasing vacancies, falling rents) and an increasingly weakening economy (slowdown in consumer spending, increase in unemployment), we wrote down our commercial subordinate securities to $23 million, or 4% of face value in the first quarter of 2009.

The GAAP value (which equals fair value) of our investments in the Fund was $22 million at March 31, 2009. These investments represent a 52% interest in the Fund, which closed in March 2008 and is fully-invested. The Fund is managed by a subsidiary of Redwood. All of the Fund’s cash flow (excluding expenses and management fees) is distributed to the limited partners quarterly.

The GAAP value and fair value of our investments in Sequoia was $70 million and $61 million at March 31, 2009, respectively. These investments consist primarily of interest-only securities (IOs) and to a lesser extent senior securities and subordinate securities. Our returns on these investments are most sensitive to prepayments although material changes in interest rates also have a short term impact on cash flows generated.

The GAAP value and fair value of our investments in Acacia was $7 million and $5 million at March 31, 2009, respectively. These investments represent equity interests and ABS issued from our Acacia CDO securitization entities and the management fees we receive from those entities. Due to various provisions in each CDO securitization, all but one of our equity interests are cut off from cash flows and we only expect limited returns on the ABS issued we own. We value the management fees at $4 million, which equals our projected fees discounted at a 45% rate.

Capital and Liquidity

We continue to maintain our strong balance sheet and liquidity. At March 31, 2009, we had $333 million in cash and cash equivalents, or $5.53 per share. All of our cash and cash equivalents are invested in U.S. Treasury Bills or FDIC-insured bank deposits. At March 31, 2009, our total capital was $656 million, which consisted of $506 million of common equity and $150 million of 30-year long-term debt due in 2037. We had no short-term debt at March 31, 2009, and do not anticipate adding any in the current environment since our anticipated acquisitions are generally illiquid and subject to volatile market value changes. We fund these investments with permanent capital (equity and long-term debt) that will enable us to hold the securities to maturity without the risk of margin calls or forced redemptions.

Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q, we show in the table below (i) the beginning cash balance at December 31, 2008, and the ending cash balance at March 31, 2009, which are GAAP amounts, and (ii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for the first quarter of 2009 is derived by aggregating and netting all items within our GAAP Consolidated Statement of Cash Flows that were attributable to the first quarter of 2009.

Table 4 Redwood Sources and Uses of Cash

(In Millions)	Three Months Ended March 31, 2009
Beginning Cash Balance at 12/31/08	$126
Business cash flows:
Cash flow from investments	57
Asset management fees	1
Operating expenses	(11)
Interest expense on Redwood debt	(2)
Total Business Cash Flows	45
Other sources and uses:
Proceeds from asset sales	1
Proceeds from equity issuance	285
Changes in working capital	1
Acquisitions	(98)
Dividends paid	(27)
Total Other Sources	162
Net Sources of Cash	207
Ending Cash Balance at 3/31/09	$333

Our cash flow was strong during the first quarter of 2009. We generated $57 million of cash flow from investments during the quarter, an increase from $40 million generated in the prior quarter, as shown in the table below. Of this cash flow, $53 million was generated by assets we owned as of the beginning of the quarter and $4 million was generated by assets acquired during the quarter. The increase was primarily driven by favorable interest rate resets on our IO investments, and faster prepayments. Cash flow from investments does not include the gross cash flows generated by the Fund and by the Sequoia and Acacia securitization entities that are not available to Redwood, but does include the cash flow generated by our investments in these entities.

Table 5 Cash Flow from Investments

	Three Months Ended
(In Millions)	December 31, 2008	March 31, 2009	Change
Redwood
Residential principal	$10	$15	$5
Residential interest	11	15	4
Commercial	5	5	—
Total Redwood	26	35	9
Investments in Sequoia	9	18	9
Investments in Acacia	2	1	(1)
Investments in the Fund	3	3	—
Total Cash Flow from Investments	$40	$57	$17

The $57 million of cash flow from investments for the first quarter included $39 million of coupon interest and $18 million of principal payments.

The following table details the source of our cash flow from investments, by vintage, for the first quarter. Most of our cash flows are generated by more seasoned investments with vintage of 2004 and earlier, which generally continue to perform within our expectations.

Table 6 Cash Flow from Investments by Vintage

	Vintage
Three Months Ended March 31, 2009 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Redwood	$13	$8	$5	$9	—	$35
The Fund	2	1	—	—	—	3
Sequoia	12	—	—	6	—	18
Acacia	1	—	—	—	—	1
Total Cash Flow by Vintage	$28	$9	$5	$15	—	$57

Future increases in cash flow could be generated by successfully reinvesting the cash flow from our existing investments, and deploying our remaining unrestricted cash. The amount of cash flow from investments could be volatile from quarter to quarter depending on prepayment patterns, changes in interest rates, and the level of credit losses.

Factors Affecting Management’s Estimate of Economic Value

In reviewing the non-GAAP supplemental components of book value, which are included herein and which we also refer to as management’s “estimate of economic value,” there are a number of important factors and limitations to consider. The estimated fair value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities and cash flows. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value, or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values presented in our non-GAAP supplemental components of book value. Because temporary changes in market conditions can substantially affect the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Results of Operations

The following discussion is based upon management’s consolidating results for Redwood, the Fund, Sequoia, and Acacia and acts as a supplement to our GAAP results for the three months ended March 31, 2009 and 2008.

Table 7 Consolidating Income Statements

	Three Months Ended March 31, 2009
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$21,827	$2,816	$33,635	$22,537	$623	$81,438
Management fees	1,032	—	—	—	(1,032)	—
Interest expense	(1,808)	—	(25,114)	(20,772)	52	(47,642)
Net interest income	21,051	2,816	8,521	1,765	(357)	33,796
Provision for loan losses	—	—	(16,032)	—	—	(16,032)
Market valuation adjustments, net	(26,286)	(3,889)	(700)	(12,367)	—	(43,242)
Net interest loss after provision and market valuation adjustments	(5,235)	(1,073)	(8,211)	(10,602)	(357)	(25,478)
Operating expenses	(10,460)	(430)	(6)	—	357	(10,539)
Realized gains on sales and calls, net	337	—	125	—	—	462
Loss from the Fund	(787)	—	—	—	787	—
Loss from Sequoia	(8,092)	—	—	—	8,092	—
Loss from Acacia	(10,602)	—	—	—	10,602	—
Noncontrolling interest	—	716	—	—	—	716
Net loss before provision for taxes	(34,839)	(787)	(8,092)	(10,602)	19,481	(34,839)
Provision for income taxes	(105)	—	—	—	—	(105)
Net (Loss) Income	$(34,944)	$(787)	$(8,092)	$(10,602)	$19,481	$(34,944)

	Three Months Ended March 31, 2008
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$33,789	$1,773	$95,182	$47,467	$(2,147)	$176,064
Management fees	1,613	—	—	—	(1,613)	—
Interest expense	(2,715)	—	(82,734)	(45,456)	3,605	(127,300)
Net interest income	32,687	1,773	12,448	2,011	(155)	48,764
Provision for loan losses	—	—	(8,058)	—	—	(8,058)
Market valuation adjustments, net	(166,660)	—	(419)	(26,853)	—	(193,932)
Net interest (loss) income after provision and market valuation adjustments	(133,973)	1,773	3,971	(24,842)	(155)	(153,226)
Operating expenses	(16,208)	(249)	(46)	—	155	(16,348)
Realized gains on sales and calls, net	39	—	—	3	—	42
Income from the Fund	1,269	—	—	—	(1,269)	—
Income from Sequoia	3,925	—	—	—	(3,925)	—
Loss from Acacia	(24,839)	—	—	—	24,839	—
Noncontrolling interest	—	(255)	—	—	—	(255)
Net (loss) income before provision for taxes	(169,787)	1,269	3,925	(24,839)	19,645	(169,787)
Provision for income taxes	(1,800)	—	—	—	—	(1,800)
Net (Loss) Income	$(171,587)	$1,269	$3,925	$(24,839)	$19,645	$(171,587)

Results of Operations — Redwood

The following table presents the net interest loss after provision and MVA at Redwood for the first quarter of 2009 and 2008.

Table 8 Net Interest Loss after Provision and MVA at Redwood

	Three Months Ended March 31,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$64	$2,762	9.27%	$99	$4,758	8.32%
Trading securities	2,972	5,668	209.75%	4,191	53,408	31.39%
Available-for-sale securities	18,750	259,777	28.87%	27,264	385,773	28.27%
Cash and cash equivalents	41	304,872	0.05%	2,235	269,354	3.32%
Total Interest Income	21,827			33,789
Management fees	1,032			1,613
Interest Expense
Short-term debt	—	—	—	(182)	21,477	(3.39)%
Long-term debt	(1,808)	147,193	(4.91)%	(2,533)	146,242	(6.93)%
Total Interest Expense	(1,808)			(2,715)
Net Interest Income	21,051			32,687
Market valuation adjustments, net	(26,286)			(166,660)
Net Interest Loss After MVA at Redwood	$(5,235)			$(133,973)

Net interest loss after MVA at Redwood was a loss of $5 million in the first quarter of 2009 as compared to a loss of $134 million in the first quarter of 2008, a decrease in the loss of $129 million. The primary reason for the lower loss was a decrease in negative MVA of $141 million in the first quarter of 2009 over the first quarter of 2008. We detail MVA in a separate Mark-to-Market Adjustments section below.

Net interest income at Redwood was $21 million in the first quarter of 2009 as compared to $33 million in the first quarter of 2008, a decline of $12 million. The primary reasons for this decline included reduced discount amortization income due to lower projected cash flows on many subordinate securities and some senior securities, reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities, and slower prepayment rates.

Interest income at Redwood was $22 million in the first quarter of 2009, as compared to $34 million in the first quarter of 2008, a decline of $12 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 9 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(42)	$7	$(35)
Trading securities	(3,746)	2,527	(1,219)
Available-for-sale securities	(9,365)	851	(8,514)
Cash and cash equivalents	295	(2,489)	(2,194)
Total Interest Income	$(12,858)	$896	$(11,962)

Interest income declined in the first quarter of 2009 as compared to the first quarter of 2008 primarily because of lower volume due to impairments on securities that reduced average asset balances. Interest income on AFS securities was $19 million for the first quarter of 2009 as compared to $27 million for the first quarter of 2008, a decline of $8 million. We reduced the cost basis of many of our AFS securities through impairment charges during the first quarter of 2009 and throughout 2008 and increased the amount of current principal face designated as credit reserves. Higher credit reserves designated on securities reduce the amount of discount that we amortize into income over time. The adequacy of these credit reserves is based upon the long term performance of these securities and is subject to change over time. Thus, although short-term LIBOR index rates were lower during the first quarter of 2009 as compared to the first quarter of 2008, the yields we accrete on many available-for-sale (AFS) securities have not decreased.

The following table presents the components of the interest income we earned on AFS securities in the three months ended March 31, 2009 and 2008.

Table 10 Interest Income — AFS Securities at Redwood

Three Months Ended March 31, 2009

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior
Residential	$2,787	$3,322	$6,109	$164,200	6.79%	8.09%	14.88%
Total Senior	2,787	3,322	6,109	164,200	6.79%	8.09%	14.88%
Subordinate
Residential	8,691	3,440	12,131	49,170	70.70%	27.98%	98.68%
Commercial	4,550	(4,050)	500	46,382	39.24%	(34.93)%	4.31%
CDO	10	—	10	25	160.00%	—	160.00%
Total Subordinate	13,251	(610)	12,641	95,577	55.46%	(2.55)%	52.91%
Total AFS Securities	$16,038	$2,712	$18,750	$259,777	24.70%	4.18%	28.88%

Three Months Ended March 31, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Subordinate
Residential	$10,490	$11,633	$22,123	$200,751	20.90%	23.18%	44.08%
Commercial	6,523	(1,522)	5,001	183,446	14.22%	(3.32)%	10.90%
CDO	140	—	140	1,576	35.53%	—	35.53%
Total Subordinate	17,153	10,111	27,264	385,773	17.79%	10.48%	28.27%
Total AFS Securities	$17,153	$10,111	$27,264	$385,773	17.79%	10.48%	28.27%

The most significant economic factor affecting the performance of senior securities is the rate of principal repayments. As these investments primarily represent senior cash flows, we currently do not expect a high level of credit losses. Our senior securities returns are therefore more sensitive to changes in prepayment rates than they are to credit. A pick-up in refinance activity due to lower mortgage rates or other factors would benefit our senior securities returns. Average prepayment speeds on prime residential senior securities were 15% CPR in the first quarter of 2009.

The most significant economic factors affecting the performance of subordinate securities are the timing and amount of credit losses and the rate of principal repayments. In general, lower credit losses and higher prepayment speeds benefit subordinate securities that we buy at a significant discount to face value. Over the past year, delinquencies have been rising and prepayments have been slower. Serious delinquencies on prime residential subordinate securities (loans that are 90+ days delinquent) were 2.44% of current balances as of March 31, 2009, as compared to 1.59% of current balances as of December 31, 2008. Serious delinquencies on commercial subordinate securities (loans that are 60+ days delinquent) were 1.41% of current balances as of March 31, 2009, as compared to 1.15% of current balances as of December 31, 2008. Average prepayment speeds on prime residential subordinate securities declined to 11% CPR in the first quarter of 2009, as compared to 16% CPR in the first quarter of 2008. There are generally no prepayments on commercial subordinate securities.

The following table details how interest expense at Redwood changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 11 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(182)	$—	$(182)
Long-term debt	16	(741)	(725)
Total Interest Expense	$(166)	$(741)	$(907)

Interest expense decreased primarily because the benchmark LIBOR interest rates on our long term debt have declined since first quarter of 2008.

The following table presents the components of operating expenses at Redwood for the three months ended March 31, 2009 and 2008.

Table 12 Operating Expenses at Redwood

	Three Months Ended March 31,
(In Thousands)	2009	2008
Fixed compensation expense	$4,028	$5,674
Variable compensation expense	556	1,857
Equity compensation expense	1,795	3,306
Severance expense	28	—
Total compensation expense	6,407	10,837
Systems	1,594	2,141
Due diligence	7	10
Office costs	1,750	1,514
Accounting and legal	559	1,101
Other operating expenses	222	745
Total Operating Expenses	$10,539	$16,348

Operating expenses in the first quarter of 2009 were lower than for the same period in 2008 primarily due to a decrease in compensation expenses, stemming from the decrease in headcount reductions in the fourth quarter of 2008. Lower system development and consulting costs and fewer non-recurring legal expenses also contributed to the decline.

The following table details the components of realized gains on sales and calls, net, for the first quarter of 2009 and 2008.

Table 13 Realized Gains and Losses on Sales and Calls, Net

	Three Months Ended March 31,
(In Thousands)	2009	2008
Realized gains (losses) on sales of:
Real estate loans	$—	$(3)
Real estate securities	337	—
Interest rate agreements	—	—
Total gains (losses) on sales	337	(3)
Net gains on extinguishment of debt	125	—
Net gains on calls	—	45
Total Realized Gains on Sales and Calls, Net	$462	$42

Realized gains on sales and calls, net, were $462 thousand during the first quarter of 2009 as compared to $42 thousand during first quarter of 2008. This increase reflects a gain on extinguishment of debt and gains on sales of securities.

Results of Operations — The Fund

The Fund was established to capitalize on the dislocation in the non-prime residential and CDO markets. The Fund received $96 million in commitments from investors, including a $50 million commitment from Redwood. As the majority owner and manager of the Fund, we consolidate the Fund’s assets, liabilities, and noncontrolling interest for financial reporting purposes. The Fund became fully invested in the third quarter of 2008.

Net interest income at the Fund was $3 million in the first quarter of 2009, an increase of $1 million from the first quarter of 2008. This increase was due higher interest income from the Fund’s acquisition of additional AFS securities during 2008.

The following table presents the components of interest income at the Fund in the first quarter of 2009.

Table 14 Interest Income — AFS Securities at the Fund

Three Months Ended March 31, 2009

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$207	$1,808	$2,015	$36,606	2.26%	19.76%	22.02%
CDO	147	37	184	6,310	9.32%	2.35%	11.67%
Total Senior	354	1,845	2,199	42,916	3.30%	17.20%	20.50%
Subordinate
Residential	86	287	373	11,930	2.88%	9.62%	12.50%
CDO	170	73	243	7,473	9.10%	3.91%	13.01%
Total Subordinate	256	360	616	19,403	5.28%	7.42%	12.70%
Total AFS Securities	$610	$2,205	$2,815	$62,319	3.92%	14.15%	18.07%

Three Months Ended March 31, 2008

					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
CDO	$274	$29	$303	$10,050	10.91%	1.15%	12.06%
Total Senior	274	29	303	10,050	10.91%	1.15%	12.06%
Subordinate
Residential	81	319	400	5,437	5.96%	23.47%	29.43%
CDO	650	405	1,055	17,693	14.70%	9.16%	23.86%
Total Subordinate	731	724	1,455	23,130	12.64%	12.52%	25.16%
Total AFS Securities	$1,005	$753	$1,758	$33,180	12.12%	9.08%	21.20%

The following table details the components of the change in interest income at the Fund that were attributable to changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 15 Interest Income at the Fund — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
Available-for-sale securities	$1,544	$(487)	$1,057
Cash and cash equivalents	2	(16)	(14)
Total Interest Income	$1,546	$(503)	$1,043

As many of the assets held at the Fund were purchased during the first quarter of 2008, the change in interest income is primarily attributed to an increase in volume.

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

The following table presents the net interest (loss) income after provision and MVA at Sequoia for the three months ended March 31, 2009 and 2008.

Table 16 Net Interest (Loss) Income after Provision and MVA at Sequoia

Three Months Ended March 31, 2009

(Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$41,092	$(7,459)	$33,633	$3,007,022	4.47%
Cash and cash equivalents	2	—	2	304	2.63%
Total Interest Income	41,094	(7,459)	33,635
Interest Expense
ABS issued	(24,875)	(218)	(25,093)	4,460,962	(2.25)%
Interest rate agreements	(21)	—	(21)
Total Interest Expense	(24,896)	(218)	(25,114)
Net Interest Income	16,198	(7,677)	8,521
Provision for loan losses	(16,032)	—	(16,032)
Market valuation adjustments, net	(700)	—	(700)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$(534)	$(7,677)	$(8,211)

Three Months Ended March 31, 2008

(Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$102,664	$(7,511)	$95,153	$6,895,279	5.52%
Cash and cash equivalents	29	—	29	479	24.20%
Total Interest Income	102,693	(7,511)	95,182
Interest Expense
ABS issued	(82,668)	90	(82,578)	6,745,557	(4.90)%
Interest rate agreements	(156)	—	(156)
Total Interest Expense	(82,824)	90	(82,734)
Net Interest Income	19,869	(7,421)	12,448
Provision for loan losses	(8,058)	—	(8,058)
Market valuation adjustments, net	(419)	—	(419)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$11,392	$(7,421)	$3,971

Net interest (loss) income after provision and MVA at Sequoia was a loss of $8 million in the first quarter of 2009 as compared to income of $4 million in the first quarter of 2008, a decline of $12 million. The primary reason for this decline was higher loan loss provision expenses recorded during the first quarter of 2009. The provision for loan losses was $16 million for the first quarter of 2009, as compared to $8 million for first quarter of 2008, an increase of $8 million. The allowance for loan losses increased to $48 million or

1.06% of the residential loan balance at March 31, 2009, from $36 million or 0.77% at December 31, 2008. Serious delinquencies (90+ days delinquent) increased to $158 million, or 3.50% of residential loan balances at March 31, 2009, from $120 million, or 2.61% at December 31, 2008.

Although we report our provision, allowance, and delinquency information on a consolidated basis, the credit performance of each Sequoia securitization is separate and independent and may vary significantly from the credit performance of other Sequoia securitizations. We may be required for GAAP reporting purposes to record an allowance for loan losses on certain pools of loans that in aggregate exceeds our investment at risk in those pools. As of March 31, 2009, we had recorded a loan loss allowance that exceeded the outstanding face amount of our subordinate investments in one of these pools by $15 million. Upon the occurrence of certain events, which may occur in the second quarter, we will be permitted to deconsolidate that Sequoia entity and, upon deconsolidation, would record a gain to the extent of the excess allowance for loan losses. To the extent actual and expected losses on the collateral pools increase, the disparity between the reported GAAP book value of our investments and their economic value could grow during 2009.

Net interest income at Sequoia was $9 million in the first quarter of 2009 as compared to $12 million in the first quarter of 2008, a decline of $3 million. The reasons for this decline were lower benchmark LIBOR rates on adjustable rate residential loans and lower average residential loan balances.

Interest income at Sequoia was $34 million in the first quarter of 2009, as compared to $95 million in the first quarter of 2008, a decline of $61 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 17 Interest Income at Sequoia — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(32,113)	$(29,407)	$(61,520)
Cash and cash equivalents	(11)	(16)	(27)
Total Interest Income	$(32,124)	$(29,423)	$(61,547)

Interest income declined because of lower volume and lower benchmark interest rates during the first quarter of 2009 as compared to the first quarter of 2008. Average loan balances at Sequoia decreased to $4.6 billion in the first quarter of 2009, from $6.9 billion in the first quarter of 2008. This decline was due to loan principal repayments, lack of new loan acquisition activity, and the derecognition of certain Sequoia entities during the fourth quarter of 2008. The average prepayment rate for Sequoia loans was 9% during the first quarter of 2009 as compared to 25% in the first quarter of 2008. At March 31, 2009, 85% of loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 15% of loan principal outstanding consisted of hybrid ARMs.

A significant offset to interest income is the loan premium amortization that we expense each period to reduce the net unamortized purchase premium for loans at Sequoia. Loan premium amortization was $7 million for the first quarter of 2009 as compared to $8 million in the first quarter of 2008. As a percent of gross interest income, loan premium amortization was 22% for the first quarter of 2009 and 8% for the same period of 2008. The amount and timing of periodic amortization has historically been volatile due to the GAAP accounting elections we apply. For the last several years, loan premium amortization has not kept pace with loan prepayments due to the amortization method we apply for a portion of loans at Sequoia. This method more closely links amortization to short-term interest rates and resulted in lower premium expenses during prior periods when LIBOR increased. Since LIBOR remained relatively stable during the first quarter of 2009, we expect premium amortization expenses to be lower in the second quarter than in the first quarter.

The following table details how interest expense at Sequoia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 18 Interest Expense at Sequoia — Volume and Rate Changes

	Change in Interest Expense Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(27,940)	$(29,670)	$(57,610)
Total Interest Expense	$(27,940)	$(29,670)	$(57,610)

Interest expense declined due to lower average borrowings and lower interest rates during the first quarter of 2009 as compared to the first quarter of 2008. The reduction in volume was due to the derecognition of certain Sequoia entities in the fourth quarter of 2008 and paydowns on ABS issued with no new issuances over the past year.

The following table presents the cost of funds at Sequoia for the three months ended March 31, 2009 and 2008.

Table 19 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008
Interest expense	$24,875	$82,986
Issuance premium amortization, net	(335)	(2,183)
Deferred bond issuance amortization	553	2,093
Interest rate agreements, net	21	156
Total ABS Issued Interest Expense	$25,114	$83,052
Average balance of ABS issued	$4,460,962	$6,475,557
Interest expense	2.23%	4.92%
Issuance premium amortization, net	(0.03)%	(0.13)%
Deferred bond issuance amortization	0.05%	0.12%
Interest rate agreements, net	—	0.01%
Cost of Funds of ABS Issued	2.25%	4.92%

Sequoia ABS issued generally pay interest based on one or six-month LIBOR, or in some instances, passes through the weighted average interest earned on the underlying assets. Interest expense declined due to lower average balances of ABS and lower interest rates. Some of the ABS issued was sold at a premium, which we amortize as a component of interest expense over time. We also defer and amortize Sequoia ABS issuance costs over time as a component of interest expense.

Results of Operations — Acacia

Acacia is our brand name for the CDO securitization entities that we sponsor. The assets held by Acacia entities primarily consist of senior securities and some subordinate securities. These securities are backed by prime and non-prime residential real estate loans and commercial real estate loans. Acacia also owns other real estate assets such as real estate CDO securities, corporate debt issued by equity REITs, real estate loans, and synthetic real estate assets. Although our exposure to the assets collateralizing these entities is limited to our investments in each Acacia securitization, we are required under GAAP to consolidate the assets and liabilities of Acacia entities on our consolidated balance sheets. Our investment in each Acacia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities.

Prior to 2008, we were required under GAAP to record most of the assets at Acacia at their estimated fair values and their paired liabilities at their amortized cost. This created an accounting discrepancy that resulted in a significant disparity between the GAAP book value and the economic value of our investments in Acacia. As of January 1, 2008, we elected to adopt FAS 159 to value both the assets and liabilities of the Acacia entities, which significantly reduced the amount of this disparity.

The following table presents the net interest (loss) income after MVA at Acacia for the three months ended March 31, 2009 and 2008.

Table 20 Net Interest (Loss) Income After MVA at Acacia

	Three Months Ended March 31,
	2009			2008
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Average Amortized Cost	Yield
Interest Income
Commercial real estate loans	$272	$11,144	9.76%	$371	$21,941	6.76%
Trading securities	22,103	318,094	27.79%	45,462	1,339,201	13.58%
Other investments	76	75,359	0.40%	732	78,771	3.72%
Cash and cash equivalents	86	39,426	0.87%	902	128,620	2.81%
Total Interest Income	22,537			47,467
Interest Expense
ABS issued	(19,695)	325,392	(24.21)%	(44,367)	1,456,506	(12.18)%
Interest rate agreement expense	(1,077)			(1,089)
Total Interest Expense	(20,772)			(45,456)
Net Interest Income	1,765			2,011
Market valuation adjustments, net	(12,367)			(26,853)
Net Interest Loss After MVA at Acacia	$(10,602)			$(24,842)

Net interest loss after MVA at Acacia was a loss of $11 million in the first quarter of 2009 as compared to a loss of $25 million in the first quarter of 2008, a decline in loss of $14 million. The primary reason for this decline in loss was lower negative MVA. Negative MVA was lower by $14 million in the first quarter of 2009 compared to the first quarter of 2008. We detail these adjustments in a separate Mark-to-Market Adjustments section. Net interest income at Acacia was $2 million in both the first quarters of 2009 and 2008 as lower interest income was offset by lower interest expense.

We received $1 million of cash distributions from our Acacia equity investments during the first quarter of 2009. As of the first quarter of 2009, nine of ten Acacia equity investments stopped receiving cash distributions due to performance deficiencies (consisting primarily of rating agency downgrades on securities held at Acacia entities), which significantly affected the yield we expect to earn on these investments.

Interest income at Acacia was $23 million in the first quarter of 2009, as compared to $48 million in the first quarter of 2008, a decline of $25 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 21 Interest Income at Acacia — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(183)	$84	$(99)
Trading securities	(34,664)	11,305	(23,359)
Other investments	(32)	(624)	(656)
Cash and cash equivalents	(626)	(190)	(816)
Total Interest Income	$(35,505)	$10,575	$(24,930)

Interest income declined primarily because of lower volume due to impairment charges on securities which reduced average balances. Partially offsetting lower volume is that the yields we accrete on many securities have increased as a result of lower market values, despite generally lower short-term LIBOR index rates during the first quarter of 2009 as compared to the first quarter of 2008.

Interest expense at Acacia was $21 million in the first quarter of 2009, as compared to $46 million in the first quarter of 2008, a decline of $25 million. The following table details how interest expense at Acacia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 22 Interest Expense at Acacia — Volume and Rate Changes

	Change in Interest Expense Three Months Ended March 31, 2009 vs. March 31, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(35,301)	$10,617	$(24,684)
Total Interest Expense	$(35,301)	$10,617	$(24,684)

Interest expense declined primarily because of lower volume due to lower average borrowings. Although interest rates have generally been lower during the first quarter of 2009 than the first quarter of 2008, the market value decreases on Acacia liabilities have increased the yields we recognize for interest expense.

Mark-to-Market Adjustments

Negative mark-to-market adjustments continue to be the most significant factor affecting our earnings. Mark-to-market adjustments are changes in the fair values of financial assets and liabilities, and REO properties. The accounting rules that determine the measurement of fair values and the timing and amount of market valuation adjustments that flow through our consolidated statements of (loss) income are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period. The Recent Developments section details the economic factors that impacted the fair values of our investments during the quarter.

The following tables detail the mark-to-market adjustments that occurred in the three months ended March 31, 2009 and 2008, and their effect on our consolidating income statements and balance sheets.

Table 23 Mark-to-Market Adjustments Impact on Consolidating Income Statement and Balance Sheet

	Three Months Ended March 31, 2009
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(1)	$—	$(1)	$(44)	$(46)
Changes in fair value liabilities	—	—	—	32	32
Impairment on AFS securities	(25)	(4)	—	—	(29)
Total income statement impact	(26)	(4)	(1)	(12)	(43)
Balance Sheet Impact
Net change in OCI	(28)	(4)	—	—	(32)
Total Mark-to-Market Adjustments	$(54)	$(8)	$(1)	$(12)	$(75)

	Three Months Ended March 31, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Income Statement Impact
Changes in fair value assets	$(23)	$—	—	$(837)	$(860)
Changes in fair value liabilities	—	—	—	810	810
Impairment on AFS securities	(144)	—	—	—	(144)
Total income statement impact	(167)	—	—	(27)	(194)
Balance Sheet Impact
Net change in OCI	20	1	—	—	21
Total Mark-to-Market Adjustments	$(147)	$1	—	$(27)	$(173)

Mark-to-Market Adjustments at Redwood

At Redwood, we classify most securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair values in accordance with FAS 115. Net mark-to-market adjustments were negative $54 million in the first quarter of 2009, as compared to negative $147 million in the first quarter of 2008.

We recorded $25 million of the total mark-to-market adjustments as other-than-temporary impairments through our income statement for the three months ended March 31, 2009, primarily due to changes in the market’s expectation of cash flows and credit. We continue to expect impairments to occur and the levels of impairments may vary significantly from quarter to quarter.

The following tables detail the mark-to-market adjustments on Redwood securities by underlying collateral type and by vintage for the three months ended March 31, 2009.

Table 24 Mark-to-Market Adjustments by Underlying Collateral Type at Redwood

	Three Months Ended March 31, 2009
(In Millions)	Senior	Subordinate	Loans, & Derivatives	Total	MTM(1) Percentage
Residential
Prime	$(9)	$(11)	—	$(20)	(14)%
Non-prime	(16)	(2)	—	(18)	(18)%
Residential total	(25)	(13)	—	(38)
Commercial	—	(15)	—	(15)	(37)%
CDO	—	(1)	—	(1)	(21)%
Interest rate agreements & other derivatives	—	—	—	—
Total Mark-to-Market Adjustments	$(25)	$(29)	—	$(54)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period.

Table 25 Mark-to-Market Adjustments by Vintage on Securities at Redwood

Three Months Ended March 31, 2009

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	Loans & Derivatives	Total
Mark-to-Market Adjustments	$(12)	$(21)	$(10)	$(11)	—	—	$(54)

Mark-to-Market Adjustments at the Fund

At March 31, 2009, all of the investments held by the Fund were classified as AFS securities. During the first quarter of 2009, there were $8 million of negative mark-to-market adjustments, of which $4 million were deemed other-than-temporary impairments.

The following tables detail the mark-to-market adjustments on securities at the Fund by underlying collateral type.

Table 26 Market-to-Market Adjustments by Underlying Collateral Type at the Fund

	Three Months Ended March 31, 2009
(In Millions)	Senior	Subordinate	Total	MTM(1) Percentage
Residential non-prime	$(4)	$—	$(4)	(11)%
CDO	—	(4)	(4)	(36)%
Total Mark-to-Market Adjustments	$(4)	$(4)	$(8)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period.

Mark-to-Market Adjustments at Sequoia

All of the investments held by Sequoia were classified as held-for-investment loans or REO as of March 31, 2009. We had $1 million of negative mark-to-market adjustments during the first quarter of 2009 stemming from a decrease in the fair value of REO.

Mark-to-Market Adjustments at Acacia

During the first quarter of 2009, the net change in fair values of Acacia assets and liabilities was negative $12 million.

Table 27 Mark-to-Market Adjustments by Underlying Collateral Type at Acacia

	Three Months Ended March 31, 2009
(In Millions)	Senior	Subordinate	Loans, Liabilities & Derivatives	Total	MTM(1) Percentage
Residential
Prime	$(1)	$—	$—	$(1)	(1)%
Non-prime	(6)	(7)	—	(13)	(7)%
Residential total	(7)	(7)	—	(14)
Commercial	—	(25)	(2)	(27)	(37)%
CDO	—	(6)	—	(6)	(27)%
Interest rate agreements & other derivatives	—	—	3	3
ABS Issued	—	—	32	32
Total Mark-to-Market Adjustments	$(7)	$(38)	$33	$(12)

(1)	This percentage represents the mark-to-market adjustments taken as a percentage of the reported market values at the beginning of the period, or the purchase price if acquired during the period.

Estimated Taxable Income (Loss)

The following table details our estimated taxable income and distribution detail for the three months ended March 31, 2009 and 2008.

Table 28 Estimated Taxable (Loss) Income and Distributions to Shareholders

	Three Months Ended March 31,
(In Thousands, Except per Share Data)	2009	2008
Estimated Taxable (Loss) Income
REIT taxable (loss) income	$(8,701)	$24,734
Taxable REIT subsidiary (loss) income	(4,846)	1,088
Total Estimated Taxable (Loss) Income	$(13,547)	$25,822
Distributed to shareholders	$15,087	$24,724
Undistributed REIT Taxable Income	—	$64,582
Undistributed REIT Taxable Income Per Share	—	$1.97

For the three months ended March 31, 2009, we paid a regular quarterly dividend of $0.25. Since we currently expect a tax loss in 2009, the dividends we pay to shareholders in 2009 will likely be characterized as return of capital. Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date. For the three months ended March 31, 2008, we paid $0.75 per share in dividends.

Our estimated taxable income for the first quarter of 2009 was negative $14 million ($0.22 per share) and included $53 million in credit losses. This compared to estimated taxable income for the first quarter of 2008 of positive $26 million ($0.79 per share), which included $14 million of credit losses. We continue to expect credit losses to be the primary factor in our taxable income (loss) results for 2009.

The tables below reconcile our GAAP and tax income for the first three months of 2009 and 2008.

Table 29 Differences between GAAP Net (Loss) Income and Estimated Taxable Income

	Three Months Ended March 31, 2009
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest Income	$81,438	$50,484	$(30,954)
Interest Expense	(47,642)	(1,330)	46,312
Net Interest Income	33,796	49,154	15,358
Provision for loan losses	(16,032)	—	16,032
Realized credit losses	—	(52,613)	(52,613)
Market valuation adjustments, net	(43,242)	—	43,242
Operating expenses	(10,539)	(10,088)	451
Realized gains on sales and calls, net	462	—	(462)
Provision for income taxes	(105)	—	105
Less: Net loss attributable to noncontrolling interest	(716)	—	716
Net Loss	$(34,944)	$(13,547)	$21,397
Estimated taxable earnings per share	$(0.65)	$(0.22)	$0.43

	Three Months Ended March 31, 2008
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest Income	$176,064	$57,036	$(119,028)
Interest Expense	(127,300)	(2,014)	125,286
Net Interest Income	48,764	55,022	6,258
Provision for loan losses	(8,058)	—	8,058
Realized credit losses	—	(13,564)	(13,564)
Market valuation adjustments, net	(193,932)	—	193,932
Operating expenses	(16,348)	(14,995)	1,353
Realized gains on sales and calls, net	42	—	(42)
Provision for income taxes	(1,800)	(641)	1,159
Less: Net loss attributable to noncontrolling interest	255	—	(255)
Net Loss	$(171,587)	$25,822	$197,409
Estimated taxable earnings per share	$(5.28)	$0.79	$6.07

Significant differences between GAAP and tax accounting include: (i) net interest income for tax is higher due to the fact we cannot anticipate future credit losses in determining the current period yield for an asset; we generally amortize more of an asset’s purchase discount into income for tax than for GAAP prior to anticipated credit losses occurring, (ii) for GAAP, we take credit provisions for loan losses while for tax we cannot establish loan loss reserves for future anticipated events; (iii) realized credit losses are expensed when incurred for tax; for GAAP, these losses are anticipated through lower yields on assets or through the loan loss provisions; and, (iv) the timing, and for some expenses, the amount, of some of our compensation expenses are different under GAAP accounting than for tax accounting, and (v) for tax purposes, we do not consolidate noncontrolling interests as we do under GAAP.

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

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $60 million at March 31, 2009. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $7 million in the first quarter of 2009, compared to $1 million in the fourth quarter of 2008, and $8 million in the first quarter of 2008. We expect loan premium amortization in the second quarter of 2009 to be below the first quarter’s level,

Changes in Discount Amortization for Securities at Redwood and the Fund

The unamortized discount, net of designated credit reserves, for securities owned at Redwood and the Fund was $232 million at March 31, 2009. The amount of periodic discount amortization income we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Discount amortization on securities was $5 million in the first quarter of 2009, compared to negative $1 million in the fourth quarter of 2008, and $11 million in the first quarter of 2008, illustrating the volatility of this income. We expect discount amortization income in the second quarter of 2009 to be higher than in the first quarter.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive (loss) income in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that currently determine other than temporary impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments on securities are generally non-recurring and can lead to significant GAAP earnings volatility each quarter. New accounting standards that are effective in the second quarter changes the impairment process and accounting impact.

As of January 1, 2008, we elected to adopt a new accounting standard, FAS 159, to record the assets and liabilities in Acacia and certain other assets at Redwood at fair value with changes in fair value recorded as a component of market valuation adjustments, net, in our consolidated statements of (loss) income. We may also elect the fair value option for certain new acquisitions in the future. Our FAS 159 elections significantly reduced the disparity that existed between the GAAP carrying value of our Acacia equity investments and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

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

All derivatives are currently accounted for as trading instruments and their changes in market values flow through our consolidated statements of (loss) income. The assets and liabilities we hedge may not be similarly accounted for as our hedging derivatives (e.g., they may be reported at cost, or only impairments may be reported through our consolidated statements of (loss) income). This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their value may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Future Changes in Accounting Principles

Changes in accounting principles can have a significant impact on the amount or timing of our reported GAAP earnings.

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including the timing of credit losses and prepayments on our investments and the tax accounting for equity awards, as described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is only reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income. We are also required to write-down securities that become impaired for GAAP. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2009, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in Sequoia and Acacia) was $501 million. In addition, as of March 31, 2009, we had an allowance for loan losses (GAAP) of $48 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we may retain interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $33 million. The return on IO securities is sensitive to prepayments. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Many of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2009 or 2010. If we do call a Sequoia, the remaining tax basis in the IOs is written off creating an ordinary loss at the call date.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is generally recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise and not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. The total amount of compensation expense could therefore be significantly different for tax than for GAAP in addition to any differences in timing.

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

Table 30 Consolidating Balance Sheet

March 31, 2009

(In Millions)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$4,528	$10	$—	$4,541
Real estate securities, at fair value:
Trading securities	4	—	—	260	—	264
Available-for-sale securities	217	38	—	72	(72)	255
Other investments	—	—	—	62	—	62
Cash and cash equivalents	333	—	—	—	—	333
Investment in the Fund	22	—	—	—	(22)	—
Investment in Sequoia	70	—	—	—	(70)	—
Investment in Acacia	7	—	—	—	(7)	—
Total earning assets	656	38	4,528	404	(171)	5,455
Other assets	25	4	38	59	—	126
Total Assets	$681	$42	$4,566	$463	$(171)	$5,581
Short-term debt	$—	$—	$—	$—	$—	$—
Other liabilities	25	2	6	165	—	198
Asset-backed securities issued – Sequoia	—	—	4,490	—	(72)	4,418
Asset-backed securities issued – Acacia	—	—	—	291	—	291
Long-term debt	150	—	—	—	—	150
Total liabilities	175	2	4,496	456	(72)	5,057
Stockholders’ equity	506	22	70	7	(99)	506
Noncontrolling interest	—	18	—	—	—	18
Total equity	506	40	70	7	(99)	524
Total Liabilities and Equity	$681	$42	$4,566	$463	$(171)	$5,581

At March 31, 2009, our stockholders’ equity totaled $506 million and we had unrestricted cash of $333 million and no short-term debt.

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during the first quarter of 2009. We may resume acquiring residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. Beginning in 2006, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our residential real estate loans activity the first quarter of 2009. Loans are predominantly owned at Sequoia securitization entities and our reported activity is predominantly associated with those loans. The residential loans held at Redwood totaled $3 million at March 31, 2009.

Table 31 Residential Real Estate Loans at Sequoia and Redwood — Activity

(In Millions)	Three Months Ended March 31, 2009
Balance at beginning of period	$4,647
Principal repayments	(85)
Charge-offs, net	4
Transfers to REO	(12)
Premium amortization	(7)
Provision for credit losses	(16)
Balance at End of Period	$4,531

Our residential real estate loan balance declined to $4.5 billion at March 31, 2009, from $4.6 billion at December 31, 2008. At March 31, 2009, 85% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 15% were hybrid ARMs.

Real Estate Securities at Redwood

The following table provides details of our real estate securities activity at Redwood for the three months ended March 31, 2009.

Table 32 Real Estate Securities Activity at Redwood

Three Months Ended March 31, 2009

	Residential
(In Millions)	Senior	Subordinate	Commercial	CDO	Total
Balance at beginning of period	$94	$51	$42	$4	$191
Acquisitions	98	—	—	—	98
Sales	(1)	—	—	—	(1)
Principal repayments (including calls)	(7)	(8)	—	—	(15)
Recognized gains on calls, net	—	—	—	—	—
Discount amortization	3	3	(4)	—	2
Fair value adjustments, net	(25)	(13)	(15)	(1)	(54)
Balance at End of Period	$162	$33	$23	$3	$221

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

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at March 31, 2009 and December 31, 2008. In aggregate, the fair value of these securities is 14% of face value.

Table 33 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

March 31, 2009

(Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$5	69%	$67	58%	$16	43%	$88	55%
Non-prime	26	62%	37	37%	11	26%	74	41%
Total	31	63%	104	49%	27	34%	162	47%
Residential Subordinate
Prime	21	10%	5	6%	3	2%	29	7%
Non-prime	1	9%	1	7%	2	1%	4	1%
Total	22	2%	6	6%	5	1%	33	4%
Commercial	9	18%	4	4%	10	3%	23	4%
CDO	—	—	3	8%	—	—	3	8%
Total Securities at Redwood	$62		$117		$42		$221

December 31, 2008

(Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$—	—	$36	61%	$15	47%	$51	56%
Non-prime	—	—	25	41%	18	37%	43	39%
Total	—	—	61	51%	33	41%	$94	47%
Residential Subordinate
Prime	33	14%	7	8%	4	3%	44	10%
Non-prime	1	2%	1	4%	5	1%	7	2%
Total	34	12%	8	7%	9	2%	51	6%
Commercial	10	21%	9	7%	23	7%	42	8%
CDO	—	—	4	9%	—	—	$4	9%
Total Securities at Redwood	$44		$82		$65		$191

Senior Securities at Redwood

Senior securities have the first right to cash flows from the underlying loans in the securitization and receive principal and interest from the initial distribution. At March 31, 2009, all senior securities owned at Redwood were backed by prime and non-prime residential loans.

The following table presents the components of carrying value (which equals fair value) at March 31, 2009 and December 31, 2008, for residential senior securities.

Table 34 Senior Securities at Redwood

March 31, 2009

(In Millions)	Residential
	Prime	Non-Prime
Current face of AFS securities	$160	$174
Credit reserve	(1)	(4)
Net unamortized (discount) premium	(64)	(69)
Amortized cost	95	101
Gross unrealized market value gains	—	—
Gross unrealized market value losses	(7)	(28)
Carrying value of AFS securities	88	73
Carrying value of trading securities	—	1
Total Carrying Value of Senior Securities	$88	$74

December 31, 2008

(In Millions)	Residential
	Prime	Non-Prime
Current face of AFS securities	$90	$100
Credit reserve	—	(4)
Net unamortized (discount) premium	(42)	(42)
Amortized cost	48	54
Gross unrealized market value gains	3	—
Gross unrealized market value losses	—	(12)
Carrying value of AFS securities	51	42
Carrying value of trading securities	—	1
Total Carrying Value of Senior Securities	$51	$43

Our residential senior securities portfolio totaled $162 million at March 31, 2009, an increase from $94 million at December 31, 2008. This increase was the result of net acquisitions of $98 million, partially offset by decreases in the fair values and paydowns of these securities. Of the $98 million of senior securities acquired in the first quarter of 2009, 50% were prime securities and 50% were non-prime securities.

The following table details our residential senior securities portfolio by the product type and collateral vintage at March 31, 2009 and December 31, 2008.

Table 35 Senior Securities at Redwood — Product and Vintage

March 31, 2009

	Vintage
(In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
Hybrid	$5	$67	$15	$87
Fixed	—	—	1	1
Total prime	5	67	16	88
Non-prime
Option ARM	—	13	5	18
Hybrid	26	18	6	50
Fixed	—	6	—	6
Total non-prime	26	37	11	74
Total Residential Senior Securities	$31	$104	$27	$162

December 31, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
Hybrid	—	$36	$13	$49
Fixed	—	—	2	2
Total prime	—	36	15	51
Non-prime
Option ARM	—	19	6	25
Hybrid	—	1	12	13
Fixed	—	5	—	5
Total non-prime	—	25	18	43
Total Residential Senior Securities	—	$61	$33	$94

Subordinate Securities at Redwood

Subordinate securities are those that are not senior securities. They may be receiving principal and interest and will absorb losses prior to the senior securities. Subordinate securities may be in the first loss position although most of our subordinate securities are in the second through sixth loss position. As a result, we are generally able to acquire these securities at a discount to their face (principal) value. The following table presents the components of carrying value (which equals fair value) at March 31, 2009 and December 31, 2008, for residential and commercial subordinate securities.

Table 36 Subordinate Securities at Redwood

March 31, 2009

(In Millions)	Residential		Commercial
	Prime	Non-Prime
Current face of AFS securities	$419	$307	$512
Credit reserve	(292)	(305)	(498)
Net unamortized (discount) premium	(87)	—	14
Amortized cost	40	2	28
Gross unrealized market value gains	1	2	2
Gross unrealized market value losses	(13)	—	(7)
Carrying value of AFS securities	28	4	23
Carrying value of trading securities	1	—	—
Total Carrying Value of Subordinate Securities	$29	$4	$23

December 31, 2008

(In Millions)	Residential		Commercial
	Prime	Non-Prime
Current face of AFS securities	$448	$423	$514
Credit reserve	(308)	(419)	(497)
Net unamortized (discount) premium	(91)	—	35
Amortized cost	49	4	52
Gross unrealized market value gains	1	3	2
Gross unrealized market value losses	(7)	—	(12)
Carrying value of AFS securities	43	7	42
Carrying value of trading securities	1	—	—
Total Carrying Value of Subordinate Securities	$44	$7	$42

Residential Subordinate Securities at Redwood

Our residential subordinate securities had a fair value of $33 million at March 31, 2009, a decrease of $18 million from $51 million at December 31, 2008. The primary reason for this decline was negative mark-to-market adjustments on these securities during the first quarter of 2009.

The following table details our residential subordinate securities portfolios by the product type and collateral vintage at March 31, 2009 and December 31, 2008.

Table 37 Residential Subordinate Securities at Redwood — Product and Vintage

March 31, 2009

	Vintage
(In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	15	5	1	21
Fixed	5	—	2	7
Total prime	21	5	3	29
Non-prime
Option ARM	1	1	2	4
Total non-prime	1	1	2	4
Total Residential Subordinate Securities	$22	$6	$5	$33

December 31, 2008

	Vintage
(In Millions)	2004 & Earlier	2005	2006	Total
Prime
ARM	$3	$—	$—	$3
Hybrid	24	7	2	33
Fixed	6	—	2	8
Total prime	33	7	4	44
Non-prime
Option ARM	1	1	3	5
Hybrid	—	—	1	1
Fixed	—	—	1	1
Total non-prime	1	1	5	7
Total Residential Subordinate Securities	$34	$8	$9	$51

The loans underlying all of our residential subordinate securities totaled $110 billion at March 31, 2009, and consist of $94 billion prime and $16 billion non-prime. These loans are located nationwide with a large concentration in California (46%). During the first quarter of 2009, realized residential credit losses were $137 million of principal value, a rate that equals 50 basis points (0.50%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2009 were 5.22% of current balances. These delinquencies were 2.44% of current balances for loans in prime pools and 21.75% of current balances for loans in non-prime pools.

Commercial Subordinate Securities at Redwood

Our commercial subordinate securities totaled $23 million at March 31, 2009, as compared to $42 million at December 31, 2008, a decline of $19 million. This decline was primarily due to declines in the fair values of securities, as there were no acquisitions or sales of commercial subordinate securities during the first quarter of 2009. We may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

At March 31, 2009, commercial subordinate securities provided credit enhancement on $48 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans underlying commercial subordinate securities were $684 million at March 31, 2009, an increase of $122 million from December 31, 2008. Many of the delinquencies are concentrated within a few securities for which we have increased our credit reserves and impaired through our income statement. We consider our credit reserve of $498 million to be adequate as of March 31, 2009.

Securities at the Fund

The fair value of securities held at the Fund was $38 million at March 31, 2009, which includes $20 million of unrealized losses due to declining fair values of securities. We recognized $4 million of other-than-temporary impairments on these securities in the first quarter of 2009. The following table provides information on the activity at the Fund for the three months ended March 31, 2009.

Table 38 Securities at the Fund — Activity

Three Months Ended March 31, 2009

(In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Balance at beginning of period	$27	$10	—	$11	$48
Acquisitions	—	—	—	—	—
Sales	—	—	—	—	—
Recognized gains on sales, net	—	—	—	—	—
Principal repayments (including calls)	(3)	(1)	—	—	(4)
Recognized gains on calls, net	—	—	—	—	—
Discount amortization	2	—	—	—	2
Fair value adjustments, net	(4)	—	—	(4)	(8)
Balance at End of Period	$22	$9	—	$7	$38

The following table presents the carrying value (which equals fair value) as a percent of face value at March 31, 2009 and December 31, 2008, for the securities at the Fund. In aggregate, the fair value of these securities is 24% of principal value at March 31, 2009.

Table 39 Fair Value as Percent of Principal Value for Real Estate Securities at the Fund

March 31, 2009

	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%
Residential
Senior non-prime	$10	48%	$11	30%	$1	20%	$22	35%
Subordinate non-prime	9	53%	—	—	—	—	9	53%
Total	19	50%	11	30%	1	20%	$31	38%
CDO	3	6%	4	14%	—	—	7	9%
Total Securities at the Fund	$22		$15		$1		$38

December 31, 2008

	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%
Residential
Senior non-prime	$11	50%	$14	36%	$2	29%	$27	40%
Subordinate non-prime	10	54%	—	—	—	—	10	54%
Total	21	51%	14	36%	2	29%	37	43%
CDO	5	12%	6	19%	—	—	11	15%
Total Securities at the Fund	$26		$20		$2		$48

Securities at Acacia

The following table provides detail on the activity for securities owned by Acacia entities for the three months ended March 31, 2009.

Table 40 Real Estate Securities at Acacia — Activity

Three Months Ended March 31, 2009

(In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Balance at beginning of period	$103	$142	$68	$21	$334
Acquisitions	—	—	—	—	—
Sales	—	—	—	—	—
Principal repayments	(7)	(21)	(1)	—	(29)
Recognized gains on calls, net	—	—	—	—	—
Fair valuation adjustments, net	(7)	(7)	(25)	(6)	(45)
Balance at End of Period	$89	$114	$42	$15	$260

In addition to the $260 million of real estate securities included in the table above, Acacia owned $72 million of ABS issued by Sequoia, $62 million in non-real estate securities, and $10 million in commercial loans at March 31, 2009.

The following table presents the carrying value (which equals fair value) as a percent of face value at March 31, 2009 and December 31, 2008, for securities owned by Acacia entities. In the aggregate, the fair value of these securities is 9% of face value at March 31, 2009.

Table 41 Fair Value as Percent of Principal Value for Securities at Acacia

March 31, 2009

	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$—	—	$2	25%	$1	12%	$3	18%
Non-prime	5	41%	5	31%	76	32%	86	33%
Total	5	41%	7	29%	77	32%	89	32%
Residential Subordinate
Prime	27	14%	7	4%	3	2%	37	6%
Non-prime	42	20%	30	8%	5	1%	77	5%
Total	69	17%	37	6%	8	1%	$114	5%
Commercial	16	18%	17	9%	9	5%	42	9%
CDO	12	11%	1	3%	2	2%	$15	6%
Total Securities at Acacia	$102		$62		$96		$260

December 31, 2009

	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
(Dollars in Millions)	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$5	85%	$3	35%	$4	26%	$12	41%
Non-prime	6	44%	5	33%	80	35%	91	35%
Total	11	57%	8	34%	84	34%	103	36%
Residential Subordinate
Prime	33	16%	8	4%	4	2%	45	7%
Non-prime	50	23%	39	10%	8	1%	97	6%
Total	83	20%	47	8%	12	1%	142	6%
Commercial	22	24%	28	16%	18	10%	68	15%
CDO	16	16%	2	4%	3	3%	21	9%
Total Securities at Acacia	$132		$85		$117		$334

Derivative Financial Instruments

We enter into interest rate agreements to manage some of our interest rate risks. We hold these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At March 31, 2009, Redwood was party to interest rate agreements with an aggregate notional value of $14 million and fair value of negative $3 million. At March 31, 2009 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.7 billion and a fair value of negative $86 million. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of (loss) income through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At March 31, 2009, these CDS had a $62 million notional balance and a fair value of negative $62 million. At December 31, 2008, these CDS had a notional balance of $78 million and a fair value of negative

$78 million. During the first quarter of 2009, the reference securities underlying our CDS experienced principal losses resulting in a $17 million obligation. The decrease in fair value on CDS is included in market valuation adjustments, net, in our consolidated statements of (loss) income.

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

At March 31, 2009, there was $4.5 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $4.4 billion of Sequoia ABS issued that were also reported at cost. At March 31, 2009, there were $260 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $291 million of Acacia ABS issued that were also reported at fair value. In total, the assets of these two programs represent 92% of our consolidated earning assets and the liabilities (ABS issued) of these programs represent 95% of our consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three months ended March 31, 2009.

Table 42 ABS Issued Activity — Sequoia and Acacia

	Three Months Ended March 31, 2009
(In Thousands)	December 31, 2008	Paydowns	Amortization	Valuation Adjustments	March 31, 2009
Sequoia ABS issued with principal value, net	$4,484,595	$(88,308)	$(335)	$—	$4,395,952
Sequoia ABS interest only issued	23,532	—	(1,132)	—	22,400
Total Sequoia ABS Issued	4,508,127	(88,308)	(1,467)	—	4,418,352
Acacia ABS Issued	346,931	(28,834)	—	(27,452)	290,645
Total ABS Issued	$4,855,058	$(117,142)	$(1,467)	$(27,452)	$4,708,997

Long-term Debt

In 2006, we issued $100 million of long-term debt in the form trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any such repurchase would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of March 31, 2009, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 43 Contractual Obligations and Commitments as of March 31, 2009

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	150	—	—	—	150
Anticipated interest payments on long-term debt	213	5	13	15	180
Accrued interest payable	1	1	—	—	—
Operating leases	14	2	4	3	5
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$378	$8	$17	$18	$335
Obligations of Securitization Entities:
Consolidated ABS(1)	$7,506	$—	$—	$—	$7,506
Anticipated interest payments on ABS(2)	5,301	254	463	626	3,958
Accrued interest payable	14	14	—	—	—
Total obligations of securitization entities	$12,821	$268	$463	$626	$11,464
Total Consolidated Obligations and Commitments	$13,199	$276	$480	$644	$11,799

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of March 31, 2009.

Accumulated Other Comprehensive Loss

The following table provides cumulative balances of unrealized gains and losses and carrying value by the type of real estate securities at March 31, 2009 and December 31, 2008. It also reflects the change in balances of cumulative unrealized (loss) gains during the first quarter of 2009.

Table 44 Cumulative Other Comprehensive Loss — Real Estate Securities

	Cumulative (Loss) Gain	Change in Unrealized (Loss) Gain	Reclassification of Loss to Noncontrolling Interest	Cumulative Loss Recognized in Equity	Carrying Value
(In Millions)	December 31, 2008	Three Months Ended March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009	December 31, 2008
Senior
Residential	$(19)	$(29)	$7	$(41)	$184	$119
Total Senior	(19)	(29)	7	(41)	184	119
Subordinate
Residential	(6)	(7)	1	(12)	41	60
Commercial	(10)	4	—	(6)	23	42
CDO	(3)	—	2	(1)	7	11
Total Subordinate	(19)	(3)	3	(19)	71	113
Total Real Estate Securities	$(38)	$(32)	$10	$(60)	$255	$232

Critical Accounting Policies

See the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, for a detailed discussion of the Company’s critical accounting policies. Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them. We describe below certain recent accounting pronouncements that will ammed the critical accounting policies we apply in future periods.

Recent FASB Pronouncement on Fair Value Accounting

In April 2009, the FASB issued Financial Statement of Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance to highlight and clarify the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. In addition, the FASB issued Financial Statement of Position FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Both FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We will adopt FSPs 157-4 and 107-1 on April 1, 2009, for the six months ending June 30, 2009.

FSP FAS 157-4 clarifies that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price may not be determinative of fair value and may require a significant adjustment. FAS 157 does not prescribe a specific approach for calculating the adjustment and indicates that significant judgment is involved. However, FSP 157-4 clarifies that as part of this judgment, an entity may deem it necessary to change the valuation technique or use multiple valuation techniques in determining fair value when there has been a significant decline in the volume and level of activity. When using multiple valuation techniques, an entity needs to consider the reasonableness of the range of results provided by the valuation techniques and use the point within that range that is most representative of fair value under current market conditions. In addition, a wide range of results provided by multiple valuation techniques may indicate that further analysis is required.

FSP 157-4 emphasizes that entities need to include an adequate risk adjustment in the fair value measurement, since a market participant would demand a higher return if there is uncertainty in the cash flows. However, such a risk premium must be representative of an orderly transaction under current market conditions. FASB also asserts that a fair value measurement is not an entity-specific measurement but a market-based measurement. Further, in identifying transactions that are not orderly, an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Instead, an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. In making this determination, an entity cannot ignore information that is available without undue cost and effort, but is also is not required to undertake all possible efforts. We do not anticipate the implementation of this standard to have a material impact on our consolidated financial position and results of operations as our existing methodology is consistent with the FASB’s clarification.

FSP 157-4 also requires enhanced disclosures for interim and annual periods with regard to the input and valuation techniques used to measure fair value. An entity is also required to qualitatively discuss the changes in valuation techniques and related assumptions in both interim and annual financial statement if there is a change to the valuation technique or related assumptions in measuring fair value. Additionally, FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods for publicly traded entities. Further, the FSP requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.

Recent FASB Pronouncement on Other-Than-Temporary Impairments

In April 2009, the FASB issued Financial Statement of Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. Under the FSP, the primary change to the other-than-temporary impairment (OTTI) model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We will adopt FSP 115-2 on April 1, 2009.

To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost, the security is impaired, and the holder must then assess whether it intends to sell the security. If an entity intends to sell the security, an OTTI is considered to have occurred. Even if an entity does not intend to sell the security, an OTTI has occurred if the entity does not expect to recover the entire amortized cost basis (i.e., there is a credit loss). Under this analysis, the entity compares the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, regardless of whether the entity will be required to sell the security.

If an OTTI has occurred, an entity must then determine the amount of the loss to be recorded in earnings. If the entity intends to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment loss is recorded in earnings. The impairment loss is the difference between the debt security’s amortized cost basis and its fair value as of the measurement date. In contrast, if the entity (1) does not intend to sell the security and it is not more likely than not that it will be required to sell the security and (2) does not expect to recover the amortized cost basis of the security, the impairment loss is separated into the amount representing the credit loss and the amount related to other factors. The amount of the impairment loss representing the credit loss is recognized in earnings and the amount due to other factors is recognized in other comprehensive income. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. The following diagram details the process for evaluating impairments on AFS securities under FSP 115-2.

The FSP provides two methodologies for determining the credit loss. The first is to consider the methodology in paragraphs 12-16 of FAS 114: discount the expected cash flows of the security by using the effective interest rate of the security as of the date it was acquired. The FSP also notes that for beneficial interests in securitized financial assets within the scope of EITF 99-20, an entity applies the guidance in paragraph 12(b) of EITF 99-20 to determine the present value of the expected cash flows to be collected. That is, the entity would discount the estimated cash flows at a rate equal to the current yield used to accrete the beneficial interest.

For available-for-sale securities, any subsequent unrealized changes in the fair value of the security (other than further OTTIs) are recorded in other comprehensive income. For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. That is, a portion of the OTTI recorded in OCI will be amortized out of OCI and will increase the carrying value of the asset until the security matures or is sold or a subsequent OTTI is recognized in earnings.

FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities (i.e., debt securities that the entity does not intend to sell and that the entity is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. We are in the process of evaluating all securities we have deemed other-than-temporarily impaired, in order to ascertain the cumulative adjustment to retained earnings and other comprehensive.

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

In addition to residential and commercial subordinate securities, Redwood, the Fund, and Acacia own senior and other securities issued by securitization entities that are sponsored by others. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

The Acacia entities, the Fund, and Redwood also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, the Fund, and Redwood could suffer losses.

The Acacia entities also own certain senior securities and subordinate securities purchased from the Sequoia securitization entities we sponsor. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, these securities could suffer decreases in fair value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from these investments.

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

With respect to securities backed by residential mortgage loans (and in particular, IOs), changes in prepayment forecasts by market participants could affect the market values of those securities sold by securitization entities, and thus could affect the profits we earn from securitizing assets.

Our credit results and risks can also be affected by prepayments. For example, credit risks for the securities we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

We caution that prepayment rates are difficult to predict or anticipate, and variations in prepayment rates can materially affect our earnings and dividend distribution requirements. ARM prepayment rates, for example, are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase.

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

Most of the real estate loans that we consolidate are accounted for as held-for-investment and reported at amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued generally have no impact on our liquidity. ABS issued by Sequoia are reported at amortized cost as are the residential loans collateralizing these ABS. Beginning January 1, 2008, we report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities, is there an effect to Redwood from changes in fair values of these securities. There are no such considerations in the Sequoia securitization entities.

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

Effect of Government Initiatives on Market Risks

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

These market and economic conditions have spurred government initiatives and interventions designed to address them. For example, in February 2009 the President announced a “Homeowner Affordability and Stability Plan,” which is primarily focused on reducing foreclosures through loan modifications, and increasing refinancing opportunities for homeowners with mortgages that conform to governmental agency criteria. Given the size and scope of the government actions, they will affect many of the market risks described above, although the total impact is not yet fully known. As these initiatives are further developed and their effects become more apparent we will continue to seek to take them into account in managing the risks inherent in our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” above. Other than developments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations above, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2008.

Item 4. Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2008 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases under the new stock repurchase plan during the first quarter of 2009 and as of March 31, 2009, 4,658,344 shares remained available for repurchase under this plan.

The following table contains information on the shares of our common stock that we purchased during the three months ended March 31, 2009.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	2,642	(1)	$14.91	—	4,658,344
February 1, 2009 – February 28, 2009	—		—	—	4,658,344
March 1, 2009 – March 31, 2009	—		—	—	4,658,344
Total	2,642		$14.91	341,656	4,658,344

(1)	The 2,642 shares purchased for the three months ended March 31, 2009 represent shares required to satisfy tax withholding requirements on the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Amended and Restated Employment Agreement, as of March 31, 2009, by and between George E. Bull, III and the Registrant
10.2	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Martin S. Hughes and the Registrant
10.3	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Brett D. Nicholas and the Registrant
10.4	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Harold F. Zagunis and the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: May 4, 2009	By: /s/ George E. Bull, III George E. Bull, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2009	By: /s/ Martin S. Hughes Martin S. Hughes President, Co-Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)
Date: May 4, 2009	By: /s/ Christopher J. Abate Christopher J. Abate Managing Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1	Amended and Restated Employment Agreement, as of March 31, 2009, by and between George E. Bull, III and the Registrant
10.2	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Martin S. Hughes and the Registrant
10.3	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Brett D. Nicholas and the Registrant
10.4	Amended and Restated Employment Agreement, as of March 31, 2009, by and between Harold F. Zagunis and the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002