Form 10-Q
period 2009-06-30
REDWOOD TRUST INC
filed 2009-08-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,651,881 shares outstanding as of August 4, 2009

REDWOOD TRUST, INC.

2009 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2009	December 31, 2008
ASSETS
Real estate loans	$3,965,782	$4,659,336
Real estate securities, at fair value:
Trading securities	253,040	339,654
Available-for-sale securities	551,513	232,470
Total real estate securities	804,553	572,124
Other investments	46,612	78,244
Cash and cash equivalents	337,075	126,480
Total earning assets	5,154,022	5,436,184
Restricted cash	66,224	53,608
Accrued interest receivable	22,272	31,415
Derivative assets	9,290	3,071
Deferred tax asset	2,283	3,608
Deferred asset-backed securities issuance costs	7,949	9,921
Other assets	23,054	43,942
Total Assets	$5,285,094	$5,581,749
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	10,468	29,417
Derivative liabilities	113,607	177,590
Accrued expenses and other liabilities	42,398	20,118
Dividends payable	19,376	25,103
Asset-backed securities issued – Sequoia	3,842,638	4,508,127
Asset-backed securities issued – Acacia	286,943	346,931
Long-term debt	150,000	150,000
Total liabilities	4,465,430	5,257,286
EQUITY
Stockholders’ Equity
Common stock, par value $0.01 per share, 100,000,000 and 75,000,000 shares authorized; 77,503,470 and 33,470,557 issued and oustanding	775	335
Additional paid-in capital	1,673,655	1,149,393
Accumulated other comprehensive loss	(77,944)	(56,865)
Cumulative earnings	298,797	266,059
Cumulative distributions to stockholders	(1,093,488)	(1,057,070)
Total stockholders’ equity	801,795	301,852
Noncontrolling interest	17,869	22,611
Total equity	819,664	324,463
Total Liabilities and Equity	$5,285,094	$5,581,749

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Real estate loans	$30,614	$72,762	$64,583	$168,386
Real estate securities	43,475	61,529	90,737	138,057
Other investments	55	514	131	1,246
Cash and cash equivalents	117	2,196	247	5,377
Total interest income	74,261	137,001	155,698	313,066
Interest Expense
Short-term debt	—	(68)	—	(250)
Asset-backed securities issued	(37,499)	(95,205)	(83,332)	(219,790)
Long-term debt	(1,502)	(2,233)	(3,310)	(4,766)
Total interest expense	(39,001)	(97,506)	(86,642)	(224,806)
Net Interest Income	35,260	39,495	69,056	88,260
Provision for loan losses	(14,545)	(10,061)	(30,577)	(18,119)
Market valuation adjustments on trading instruments	4,102	(31,526)	(10,107)	(81,358)
Other-than-tempory impairments(1)	(33,237)	(28,970)	(62,272)	(173,067)
Market valuation adjustments, net	(29,135)	(60,496)	(72,379)	(254,425)
Net Interest Loss After Provision and Market Valuation Adjustments	(8,420)	(31,062)	(33,900)	(184,284)
Operating expenses	(10,769)	(14,255)	(21,308)	(30,604)
Realized gains, net	25,525	2,714	25,988	2,753
Net income (loss) before provision for income taxes	6,336	(42,603)	(29,220)	(212,135)
Provision for (benefit from) income taxes	514	(937)	409	(2,737)
Net income (loss)	6,850	(43,540)	(28,811)	(214,872)
Less: Net income (loss) attributable to noncontrolling interest	127	2,369	(589)	2,624
Net Income (Loss) Attributable to Redwood Trust, Inc.	$6,723	$(45,909)	$(28,222)	$(217,496)
Basic earnings (loss) per share:	$0.10	$(1.40)	$(0.48)	$(6.65)
Diluted earnings (loss) per share:	$0.10	$(1.40)	$(0.48)	$(6.65)
Regular dividends declared per common share	$0.25	$0.75	$0.50	$1.50
Basic weighted average shares outstanding	65,697,887	32,871,442	59,137,864	32,691,444
Diluted weighted average shares outstanding	66,446,025	32,871,442	59,137,864	32,691,444

(1)	For the three months ended June 30, 2009, total other-than-temporary impairments were $40,099 of which $6,862 were recognized in Accumulated Other Comprehensive Loss (Income).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE (LOSS) INCOME

For the Six Months Ended June 30, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$336	$1,149,392	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Adoption of FSP 115-2	—	—	—	(60,960)	60,960	—	—	—
Net (loss) income	—	—	—	—	(28,222)	—	(589)	(28,811)
Net unrealized gain on available-for-sale securities	—	—	—	1,844	—	—	(623)	1,221
Reclassification of other-than-temporary impairments to net loss	—	—	—	35,827	—	—	—	35,827
Reclassification of unrealized loss on interest rate agreements to net loss	—	—	—	2,210	—	—	—	2,210
Total other comprehensive loss				(21,079)
Total comprehensive income								10,447
Issuance of common stock:
Secondary offerings	43,690,000	436	519,704	—	—	—	—	520,140
Dividend reinvestment & stock purchase plans	139,750	2	1,571	—	—	—	—	1,573
Employee option & stock purchase plan	203,163	1	(1,168)	—	—	—	—	(1,167)
Non-cash equity award compensation	—	—	4,156	—	—	—	—	4,156
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,530)	(3,530)
Common dividends declared	—	—	—	—	—	(36,418)	—	(36,418)
June 30, 2009	77,503,470	$775	$1,673,655	$(77,944)	$298,797	$(1,093,488)	$17,869	$819,664

For the Six Months Ended June 30, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)
Adoption of FAS 159	—	—	—	458,207	1,010,071	—	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	(115,559)	710,445	(953,359)	—	749,999
Net (loss) income	—	—	—	—	(217,496)	—	2,624	(214,872)
Net unrealized loss on available-for-sale securities	—	—	—	48,924	—	—	—	48,924
Reclassification of other-than-temporary impairments to net loss	—	—	—	—	—	—	—	—
Reclassification of unrealized loss on interest rate agreements to net loss	—	—	—	2,492	—	—	—	2,492
Total other comprehensive income				51,416
Total comprehensive loss								(163,456)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	722,431	8	23,507	—	—	—	—	23,515
Employee option & stock purchase plan	76,813	—	975	—	—	—	—	975
Non-cash equity award compensation	—	—	7,038	—	—	—	—	7,038
Distributions to noncontrolling interests, net							43,959	43,959
Common dividends declared	—	—	—	—	—	(51,449)	—	(51,449)
June 30, 2008	33,184,317	$332	$1,139,668	$(64,143)	$492,949	$(1,004,808)	$46,583	$610,581

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(28,222)	$(217,496)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	3,493	(5,405)
Depreciation and amortization of non-financial assets	539	536
Provision for loan losses	30,577	18,119
Non-cash equity award compensation	4,156	7,038
Market valuation adjustments, net	72,379	254,425
Realized gains, net	(25,988)	(2,753)
Net change in:
Accrued interest receivable	9,738	15,581
Deferred tax asset	1,325	788
Other assets	30,193	11,585
Accrued interest payable	(11,549)	(18,302)
Accrued expenses and other liabilities	22,280	(1,575)
Net cash provided by operating activities	108,921	62,541
Cash Flows From Investing Activities:
Principal payments on real estate loans held-for-investment	199,516	765,293
Purchases of real estate securities available-for-sale	(438,669)	(244,252)
Proceeds from sales of real estate securities available-for-sale	57,898	7,300
Principal payments on real estate securities available-for-sale	52,372	41,098
Purchases of real estate securities trading	—	(3,341)
Proceeds from sales of real estate securities trading	—	454
Principal payments on real estate securities trading	50,942	100,504
Principal payments on other investments	14,279	541
Net (increase) decrease in restricted cash	(12,616)	15,893
Net cash (used in) provided by investing activities	(76,278)	683,490
Cash Flows From Financing Activities:
Net borrowings on short-term debt	—	1,765
Repayments on asset-backed securities	(271,626)	(905,000)
Net settlements of interest rate agreements	(24,702)	(5,743)
Net proceeds from issuance of common stock	520,546	24,490
Dividends paid	(42,147)	(50,850)
Change in noncontrolling interests	(4,119)	46,583
Net cash provided by (used in) financing activities	177,952	(888,755)
Net increase (decrease) in cash and cash equivalents	210,595	(142,724)
Cash and cash equivalents at beginning of period	126,480	290,363
Cash and cash equivalents at end of period	$337,075	$147,639
Supplemental Disclosures:
Cash paid for interest	$105,591	$243,109
Cash (received) paid for taxes	$(3,421)	$(1,442)
Dividends declared but not paid at end of period	$19,376	$24,887

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and six months ended June 30, 2009, may not necessarily be indicative of the results for the year ending December 31, 2009. The unaudited interim consolidated financial statements as of June 30, 2009, should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. All amounts presented herein, except per share data, are shown in thousands.

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

Principles of Consolidation

We apply the principles of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140) and Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)) to determine whether we must consolidate any entities where we have continuing involvement. We do not service any assets, including assets owned at the Fund, Sequoia, or Acacia.

We consolidate the assets, liabilities, and noncontrolling interests of the Fund that we sponsor, as we are the primary beneficiary of this entity as defined by FIN 46(R). The primary beneficiary is the party that absorbs the majority of a variable interest entity’s (VIEs) anticipated losses and/or the majority of the expected returns. Our significant limited partnership interest and ongoing asset management responsibilities constitute this majority.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 2. Basis of Presentation  – (continued)

We consolidate most of the assets and liabilities of the Sequoia and Acacia securitization entities that we sponsor that were not accounted for as sales. These entities did not meet the criteria for sale accounting as prescribed by FAS 140 at the time we transferred financial assets to them. Our continuing involvement includes our retention of junior interests and call rights and certain ongoing management responsibilities or other discretionary activities. For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities, and the asset-back securities (ABS) issued to third parties are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities owned by Sequoia and Acacia and interest expense on the ABS issued by these consolidated securitization entities.

During the second quarter of 2009, we derecognized the assets and liabilities of one Sequoia entity due to a sale of our variable interests in this entity and lack of continuing involvement. These assets and liabilities are no longer shown on our consolidated balance sheet as of June 30, 2009.

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

Fair Value Option

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115 (FAS 159) gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This election is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial adoption of FAS 159 on January 1, 2008. Subsequent changes in the fair value of these assets, liabilities, and commitments are recorded in the consolidated statements of income (loss).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

The markets for the real estate securities that we invest in and issue are generally illiquid. Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. If we determine that either the volume and/or level of trading activity for an asset or liability has significantly decreased from normal conditions for that asset or liability, or price quotations or observable inputs are not associated with orderly transactions, the market inputs that we obtain might not be relevant. For example, broker (or pricing service) quotes may not be relevant if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) must also be evaluated. In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This may require the use of our internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

In the second quarter of 2009, we adopted FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP provides additional guidance on estimating fair value when the volume and level of trading activity for an asset or liability has significantly decreased, and determining when a transaction is not orderly. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations, as our existing process is consistent with the FASB’s clarification.

In the second quarter of 2009, FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which expanded the annual fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods. The FSP also required publicly traded companies to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations as our existing disclosures are consistent with the FASB’s clarification.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

See Note 5 for further discussion on fair value measurements.

Real Estate Loans

Residential and Commercial Real Estate Loans — Fair Value

Residential and commercial real estate loans at fair value are loans where we have elected the fair value option under FAS 159. The fair value option was elected on January 1, 2008, for all the loans owned by Acacia securitization entities as of that date. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Sale

Residential and commercial real estate loans held-for-sale are loans that we are marketing for sale to independent third parties. These loans are carried at the lower of their cost or fair value in accordance with Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities (FAS 65), as measured on an individual basis. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value are reported through our consolidated statements of income (loss) in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned and securitized at Sequoia entities and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Interest previously accrued for loans that have become greater than 90 days past due is reserved for in the allowance for loan losses. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due is used to reduce the outstanding loan principal balance. Pursuant to Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine an effective yield to amortize the premium or discount. For residential loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to calculate an effective yield to amortize the premium or discount.

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
June 30, 2009
(Unaudited)

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

Real Estate Securities, at Fair Value

Trading Securities

Trading securities include residential, commercial, and collateralized debt obligation (CDO) real estate securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible and all changes in fair value are reported through our consolidated statements of income (loss) in market valuation adjustments, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

When recognizing revenue on our AFS securities, we have determined that credit risk is not remote and therefore employ the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each asset, which includes assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. Actual maturities of our AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and the change could be material.

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

Every quarter we assess whether a decline in the fair value of an AFS security below our cost is an other-than-temporary impairment (OTTI). In the second quarter of 2009, we adopted FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which establishes a new method of recognizing and reporting OTTI of debt securities, as well as additional disclosure requirements related to debt and equity securities. Prior to the effective date of this FSP 115-2 (April 1, 2009), OTTI was based on a market value decline below a security’s cost basis and a corresponding adverse change in expected future cash flows due to credit related factors, as defined by EITF 99-20. OTTI was also evaluated based on whether an entity could assert the ability and intent to hold the investment until a recovery of fair value. If the entity could not make this assertion, the cost basis of the security was written down to current fair value, with the entire write-down recognized in current earnings.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Under FSP 115-2, the determination of OTTI for debt securities has changed. The presence of OTTI continues to be based upon a market value decline below a security’s cost basis and a corresponding adverse change in expected future cash flows. A change from prior guidance, FSP 115-2 considers any adverse changes in cash flows, including non-credit factors such as changes in floating interest rates. This FSP also modifies the “ability and intent” provision and requires impairment to be considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to the sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss (“credit” component), and (ii) the amount relating to all other factors (“non-credit” component). Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.

Upon adoption of this FSP, we recorded a cumulative effect transition adjustment of $61 million to reclassify the non-credit portion of any OTTI previously recorded through earnings to accumulated other comprehensive (loss) income for investments held as of the beginning of the period of adoption. The cumulative effect adjustment was determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the period of adoption and included any related tax effects. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the existing guidance of EITF 99-20.

In April 2009, the SEC issued Staff Accounting Bulletin 111, Other than Temporary Impairment of Certain Investments in Equity Securities (SAB 111), which amends SAB 59 to exclude OTTI on debt securities from its scope. The SEC issued SAB 111 to align its guidance with that of the FASB and FSP 115-2, ensuring consistency in standards for determining impairments. Our adoption of SAB 111 occurred in conjunction with our adoption of FSP 115-2.

See Note 8 for further discussion on real estate securities and cumulative effect adjustment related to FSP 115-2.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statements purposes. We elected the fair value option under FAS 159 for this investment on January 1, 2008, and it is recorded on our consolidated balance sheets at its estimated fair value. Changes in fair value are reported through our consolidated statements of income (loss) through market valuation adjustments, net. Interest income is reported through our consolidated statements of income (loss) through interest income, other investments.

See Note 9 for further discussion on other investments.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash on hand and highly liquid investments with original maturities of three months or less. At June 30, 2009, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps. All derivative financial instruments are reported at fair value on our consolidated balance sheets, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FAS 159. Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of income (loss) through market valuation adjustments, net.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. Since November 2008 we have had no short-term debt outstanding.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under FAS 159 and carried at their estimated fair values on our consolidated balance sheets. Changes in fair value (gains or losses) are reported in our consolidated statements of income (loss) through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

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

Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted (loss) EPS are computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted income (loss) per share is calculated in the same manner as basic income (loss) per share.

On January 1, 2009, we adopted, FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6), and therefore should be included in computing EPS using the two-class method. Our adoption of EITF 03-6-1 required us to recast previously reported EPS and did not have a significant impact on EPS.

Other Comprehensive (Loss) Income

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under FAS 133 are reported as components of other comprehensive (loss) income on our consolidated statements of equity and comprehensive (loss) income. Net unrealized gains

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160), the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interest in our consolidated statements of income (loss). A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive (loss) income.

Equity Compensation Plans

Incentive Plan

In March 2008, we amended our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our shareholders in May 2008. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), deferred stock units (DSUs), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. These awards generally vest over a four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

The cost of equity awards is determined in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R), and amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (FIN 28) and FAS 123R for equity awards granted prior to December 2008. For all equity awards granted in December 2008 and all future equity award grants, the cost of these awards will be amortized over the vesting period on a straight-line basis. Timing differences between the accelerated and straight-line method of amortization were determined to be immaterial to our financial statements.

Employee Stock Purchase Plan

In May 2002, our stockholders approved our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter. This plan was amended by our stockholders in May 2009 to increase the number of available shares.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48). We record these liabilities to the extent we deem them incurred. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income (loss).

See Note 18 for further discussion on taxes.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165), which provides guidance on management’s assessment of subsequent events. FAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, as management is responsible for preparing an entity’s financial statements. FAS 165 is not expected to significantly change practice as its guidance is similar to that in auditing standards, with some important modifications. FAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. FAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard required additional disclosures, which can be found in Note 19.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166). FAS 166 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Specifically, FAS 166 (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. FAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. FAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 166 and have not yet determined the impact of adopting this principle. However, in considering our past transfers of financial assets to securitization entities (i.e., Sequoia and Acacia) through application of FAS 140, changes to the consolidation criteria prescribed by FAS 166 for similar transfers could have a significant impact on our reported results in the future.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167), which amends the consolidation guidance that applies to VIEs. The amendment changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Accordingly, an enterprise will need to carefully reconsider its previous FIN 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 167 and have not yet determined the impact of adopting this principle. However, given our previous reliance on qualifying special purpose entity (QSPE) designations for third party securitization trusts for which we have invested in, the required reconsideration of our variable interests in those trusts as of January 1, 2010, could have a significant impact on our financial statements. For example, we may determine that we are the primary beneficiary of securitization trusts that we had considered QSPEs in the past and would therefore be required to consolidate those VIEs for financial reporting purposes beginning in 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168) which stabilizes the Accounting Standards Codification (Codification) as the single source of authoritative GAAP in the United States. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, EITF abstracts, and other accounting literature (“pre-Codification GAAP” or “current GAAP”). The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this standard may constitute a change in the way we reference current GAAP literature, but we do not anticipate adoption of FAS 168 to have a material effect on our consolidated financial statements.

Note 4. Fair Value Option

We adopted FAS 159 on January 1, 2008, and elected to apply the fair value option for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. We also elected the fair value option for certain securities at Redwood that we anticipated potentially selling or securitizing in the future. The election of FAS 159 resulted in a $1.5 billion cumulative effect transition adjustment at January 1, 2008. There was no deferred tax impact associated with the adoption since the net unrealized losses in accumulated other comprehensive loss that were reclassified to retained earnings were generated at the REIT, which distributes predominantly all of its taxable income.

As of June 30, 2009, the loans at Acacia had an aggregate fair value of $8 million and an unpaid principal balance of $26 million, the securities had an aggregate fair value of $249 million and face value of $2.8 billion, and asset-backed securities issued at Acacia had an aggregate fair value of $287 million and an unpaid principal balance of $3.1 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 4. Fair Value Option  – (continued)

We have not elected the fair value option for any financial instruments that were acquired from third parties subsequent to our initial adoption of FAS 159 on January 1, 2008. We did elect the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008 and second quarter of 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes.

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of June 30, 2009 and December 31, 2008.

(In Thousands)	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,955,630	$2,795,033	$4,644,735	$2,618,323
Real estate loans (held-for-sale)	2,337	2,337	2,624	2,624
Real estate loans (fair value)	7,815	7,815	11,977	11,977
Trading securities	253,040	253,040	339,654	339,654
Available-for-sale securities	551,513	551,513	232,470	232,470
Other investments	46,612	46,612	78,244	78,244
Cash and equivalents	337,075	337,075	126,480	126,480
Restricted cash	66,224	66,224	53,608	53,608
Accrued interest receivable	22,272	22,272	31,415	31,415
Derivative assets	9,290	9,290	3,071	3,071
REO (included in other assets)	12,335	12,335	19,264	19,264
Liabilities
Short-term debt	—	—	—	—
Accrued interest payable	10,468	10,468	29,417	29,417
Derivative liabilities	113,607	113,607	177,590	177,590
ABS Issued
ABS issued – Sequoia	3,842,638	2,656,571	4,508,127	2,967,763
ABS issued – Acacia	286,943	286,943	346,931	346,931
Total ABS issued	4,129,581	2,943,514	4,855,058	3,314,694
Long-term debt	150,000	51,000	150,000	41,628

FAS 157 requires us to estimate and disclose fair values based on the following three-level hierarchy that prioritizes market inputs.

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$7,815	—	$—	$7,815
Trading securities	253,040	—	—	253,040
Available-for-sale securities	551,513	—	—	551,513
Other investments	46,612	—	46,612	—
Derivative assets	9,290	—	9,107	183
Liabilities
ABS issued – Acacia	286,943	—	—	286,943
Derivative liabilities	113,607	—	67,048	46,559

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$11,977	—	$—	$11,977
Trading securities	339,654	—	—	339,654
Available-for-sale securities	232,470	—	—	232,470
Other investments	78,244	—	78,244	—
Derivative assets	3,071	—	2,829	242
Liabilities
ABS issued – Acacia	346,931	—	—	346,931
Derivative liabilities	177,590	—	99,698	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about the assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis for which Level 3 inputs were used.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Six Months Ended June 30, 2009 (In Thousands)	Beginning Balance 12/31/2008	Principal Paydowns	Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 6/30/2009
			Net Loss	Other Comprehensive Loss
Assets
Real estate loans	$11,977	$(196)	$(3,967)	$—	$—	$7,814
Trading securities	339,654	(50,942)	(35,185)	—	(487)	253,040
Available-for-sale securities	232,470	(52,372)	(58,408)	37,046	392,777	551,513
Derivative assets	242	—	231	—	(290)	183
Liabilities
ABS issued – Acacia	346,931	(64,491)	(2,897)	—	7,400	286,943
Derivative liabilities	77,892	—	(672)	—	(30,661)	46,559

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at June 30, 2009 and 2008. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three and six months ended June 30, 2009 and 2008 are not included in this presentation.

Portion of Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2009 and 2008 Included in Net Income (Loss)

(In Thousands)	Included in Net Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Assets
Real estate loans	$(1,720)	$112	$(3,967)	$(4,548)
Trading securities	11,368	(62,655)	(34,408)	(857,682)
Available-for-sale securities	(33,237)	(33,036)	(62,121)	(176,724)
Derivative assets	71	177	231	208
Liabilities
ABS issued – Acacia	28,792	4,464	(2,897)	814,305
Derivative liabilities	(401)	(2,290)	(672)	(20,099)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2009

June 30, 2009 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,337	—	—	$2,337	$(56)	$(76)
REO	12,335	—	—	12,335	(1,159)	(1,923)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008

December 31, 2008 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,624	—	—	$2,624	$(81)	$(376)
REO	19,264	—	—	19,264	(984)	(1,548)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2009 and 2008.

Market Valuation Adjustments, Net

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Assets
Real estate loans (fair value)	$(1,720)	$112	$(3,967)	$(4,548)
Real estate loans (held-for-sale)	(1,215)	(1,065)	(2,000)	(1,924)
Trading securities	11,240	(65,776)	(35,185)	(863,754)
Impairments on AFS securities	(33,237)	(28,970)	(62,272)	(173,067)
Liabilities
ABS issued – Acacia	(28,792)	4,464	2,897	814,305
Derivative instruments, net	24,589	30,739	28,148	(25,437)
Market Valuation Adjustments, Net	$(29,135)	$(60,496)	$(72,379)	$(254,425)

A description of the instruments measured at fair value under FAS 157 as well as the general classification of such instruments pursuant to the valuation hierarchy described above under FAS 157 is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

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

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans reported on our consolidated balance sheets at June 30, 2009 and December 31, 2008.

(In Thousands)	June 30, 2009	December 31, 2008
Residential real estate loans (held-for-sale)	$2,337	$2,624
Residential real estate loans (held-for-investment)	3,955,383	4,644,486
Commercial real estate loans (fair value)	7,815	11,977
Commercial real estate loans (held-for-investment)	247	249
Total Real Estate Loans	$3,965,782	$4,659,336

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned with equity. At June 30, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2008, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value of $3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at Sequoia entities that we consolidate for financial reporting purposes. The following table provides additional information on residential real estate loans held-for-investment at June 30, 2009 and December 31, 2008.

Residential Real Estate Loans Held-for-Investment

(In Thousands)	June 30, 2009	December 31, 2008
Principal value	$3,944,224	$4,612,564
Unamortized premium, net	57,036	67,635
Allowance for loan losses	(45,877)	(35,713)
Carrying Value	$3,955,383	$4,644,486

Of the $3.9 billion of principal face and $57 million of unamortized premium on these loans at June 30, 2009, $1.9 billion of principal face and $38 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first half of 2009, 5% of these residential loans prepaid and we amortized 21% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $2.0 billion and the unamortized premium was $19 million at June 30, 2009. During the first half of 2009, 5% of these residential loans prepaid and we amortized 8% of the premium.

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

Sale of Sequoia Interests and Resulting Deconsolidation

During the second quarter of 2009, we sold variable interests in a Sequoia securitization issued during 2006 and determined upon completion of a FAS 140 and FIN 46(R) accounting analysis that we should derecognize the associated assets and liabilities for financial reporting purposes. We deconsolidated $439 million of real estate loans and other assets and $458 million of ABS issued and other liabilities, for a net realized gain of $19 million. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at June 30, 2009.

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at Acacia entities that we consolidate for financial reporting purposes. On January 1, 2008, we elected the fair value option under FAS 159 for loans at Acacia and record them at their estimated fair values. Prior to 2008, these loans were classified as held-for-investment. At June 30, 2009, there were five commercial loans at fair value, one of which has been delinquent since May 2009, with an outstanding principal value of $26 million and a fair value of $8 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans Held-for-Investment

Commercial real estate loans held-for-investment are owned with equity. The following table provides additional information on commercial real estate loans held-for-investment as of June 30, 2009 and December 31, 2008.

Commercial Real Estate Loans Held-for-Investment

(In Thousands)	June 30, 2009	December 31, 2008
Principal value	$11,094	$11,098
Unamortized discount	(358)	(360)
Discount designated as credit reserve	(8,141)	(8,141)
Allowance for loan losses	(2,348)	(2,348)
Carrying Value	$247	$249

At June 30, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million. During the first quarter of 2007, we fully reserved for an anticipated loss on a $10 million mezzanine commercial loan, which was originated to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion and sale of the condominium units, and thus maintained the reserve as of June 30, 2009.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At June 30, 2009 and December 31, 2008, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for loan losses on residential loans held-for-investment for the three and six months ended June 30, 2009 and 2008.

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$47,947	$24,444	$35,713	$18,282
Charge-offs, net	(1,820)	(1,908)	(5,618)	(3,804)
Provision for credit losses	14,545	10,061	30,577	18,119
Deconsolidation adjustment	(14,795)	—	(14,795)	—
Balance at End of Period	$45,877	$32,597	$45,877	$32,597

Serious delinquencies on consolidated Sequoia loans were $141 million and $118 million as of June 30, 2009 and 2008, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 3.57% and 1.87% at June 30, 2009 and 2008, respectively.

When foreclosure is pursued in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first half of 2009, there were $6 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $23 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

component of other assets. Subsequent declines in the value of an REO property below its cost basis are recorded in our consolidated statements of income (loss) as a component of market valuation adjustments, net. We had $2 million of negative market valuation adjustments during the first half of 2009 stemming from a decrease in the fair value of REO.

Activity in the Allowance for Losses on Commercial Loans

There was no activity in the allowance for loan losses for our commercial loans for the three and six months ended June 30, 2009 and 2008.

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of June 30, 2009 and December 31, 2008.

June 30, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$499,496	$31,493	$193,481	$724,470
Commercial	15,669	—	41,949	57,618
CDO	2,308	6,358	13,799	22,465
Total Real Estate Securities	$517,473	$37,851	$249,229	$804,553

December 31, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$144,885	$36,172	$244,523	$425,580
Commercial	42,490	—	67,889	110,379
CDO	3,610	11,318	21,237	36,165
Total Real Estate Securities	$190,985	$47,490	$333,649	$572,124

The following table presents our securities by trading and AFS, collateral type, and entity as of June 30, 2009 and December 31, 2008.

June 30, 2009 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$3,594	$3,594	$183,467	$—	$183,467
Residential non-prime	697	85,236	85,933	230,258	23,001	253,259
Commercial	—	8,000	8,000	—	—	—
Total Senior Securities	697	96,830	97,527	413,725	23,001	436,726
Re-REMIC Securities	—	—	—	55,141	—	55,141
Subordinate Securities
Residential prime	600	34,320	34,920	26,141	—	26,141
Residential non-prime	231	70,332	70,563	2,961	8,492	11,453
Commercial	—	33,948	33,948	15,669	—	15,669
CDO	2,283	13,799	16,082	25	6,358	6,383
Total Subordinate Securities	3,114	152,399	155,513	44,796	14,850	59,646
Total Real Estate Securities	$3,811	$249,229	$253,040	$513,662	$37,851	$551,513

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

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

Senior interests are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC interests, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. Re-REMIC interests are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate interests (generally originally rated AA and lower) are all interests below senior and re-REMIC interests. At June 30, 2009 all of our real estate securities had contractual maturities of over ten years, except for less than $1 million of residential securities that had contractual maturities of greater than 5 years, but less than 10 years.

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

The following table presents the carrying value (which equals fair value) of AFS securities as of June 30, 2009 and December 31, 2008.

June 30, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,599,791	$506,746	$89,289	$2,195,826
Credit reserve	(597,916)	(492,458)	(86,996)	(1,177,370)
Net unamortized (discount) premium	(413,539)	(121)	8,332	(405,328)
Amortized cost	588,336	14,167	10,625	613,128
Gross unrealized gains	26,591	1,502	25	28,118
Gross unrealized losses	(85,465)	—	(4,268)	(89,733)
Carrying Value	$529,462	$15,669	$6,382	$551,513

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

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

The following table presents the changes for the three and six months ended June 30, 2009, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended June 30, 2009 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – March 31, 2009	$601,864	$254,228	$497,784	$(13,798)	$86,962	$(8,240)
Reclassification due to FSP 115-2 adoption	—	(59,949)	—	—	—	(1,011)
Beginning balance – April 1, 2009	601,864	194,279	497,784	(13,798)	86,962	(9,251)
Amortization of net discount	—	(5,544)	—	1,788	—	(108)
Realized credit losses	(126,921)	—	(5,371)	—	—	—
Acquisitions	84,033	280,795	—	—	—	—
Sales, calls, other	(1,531)	(35,554)	—	—	34	—
Impairments	20,034	—	12,176	—	1,027	—
Transfers to (release of) credit reserves	20,437	(20,437)	(12,131)	12,131	(1,027)	1,027
Ending Balance – June 30, 2009	$597,916	$413,539	$492,458	$121	$86,996	$(8,332)

Six Months Ended June 30, 2009 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056
Reclassification due to FSP 115-2 adoption	—	(59,949)	—	—	—	(1,011)
Amortization of net discount	—	(14,401)	—	5,838	—	(217)
Realized credit losses	(263,443)	—	(7,424)	—	(3,000)	—
Acquisitions	84,360	338,420	—	—	—	—
Sales, calls, other	(5,341)	(36,090)	—	—	92	—
Impairments	25,169	—	32,187	—	4,916	—
Transfers to (release of) credit reserves	25,703	(25,703)	(29,352)	29,352	25,160	(25,160)
Ending Balance – June 30, 2009	$597,916	$413,539	$492,458	$121	$86,996	$(8,332)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The loans underlying our residential subordinate securities totaled $90 billion at June 30, 2009, and consist of $81 billion prime and $9 billion non-prime loans. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2009 were 5.30% of current principal balances. For loans in prime pools, serious delinquencies were 3.13% of current balances. For loans in non-prime pools, serious delinquencies were 25.76% of current balances.

The loans underlying our commercial subordinate securities totaled $48 billion at June 30, 2009, and consist primarily of office (39%), retail (28%), and multifamily (16%) commercial loans. These loans are located nationwide. Serious delinquencies (60+ days and in foreclosure or REO) at June 30, 2009 were 2.48% of current principal balances.

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of June 30, 2009 and December 31, 2008.

AFS Securities with Unrealized Losses

June 30, 2009 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$210,906	$(69,578)	$141,328	$30,373	$(15,887)	$14,486
Commercial	—	—	—	—	—	—
CDO	6,708	(4,268)	2,440	—	—	—
Total Securities	$217,614	$(73,846)	$143,768	$30,373	$(15,887)	$14,486

December 31, 2008 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$100,635	$(32,693)	$67,942	—	—	—
Commercial	38,001	(12,009)	25,992	—	—	—
CDO	14,351	(3,314)	11,037	—	—	—
Total Securities	$152,987	$(48,016)	$104,971	—	—	—

Of the $90 million of unrealized losses at June 30, 2009, $20 million relates to securities owned at the Fund.

At June 30, 2009, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 596 AFS securities, of which 312 were in an unrealized loss position and 18 were in an unrealized loss position for twelve consecutive months or longer. At December 31, 2008, our consolidated balance sheet included 594 AFS securities, of which 194 were in an unrealized loss position and none were in a continuous loss position for twelve months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments

On April 1, 2009, we adopted the provisions of FAS 115-2 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow valuation assumptions for a security. We also consider whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis.

The table below summarizes the significant assumptions we used to value our AFS securities as of June 30, 2009.

Significant Valuation Assumptions

June 30, 2009	Range for Securities
	Prime	Non-prime	Commercial
Prepayment rates	4 – 17%	1 – 15%	N/A
Loss severity(1)	10 – 60%	20 – 60%	40 – 50%
Projected losses(1)	0 – 21%	1 – 60%	3 – 19%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

For a security where an OTTI exists, and for which we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to recovery, we analyze the expected cash flows, or cost recovery, of the security and discount those cash flows to the present value (using the prior period yield for the security) to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis is deemed to be the “credit” component of OTTI that is charged to earnings. The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between the expected recoverable value and fair value is deemed to be the “non-credit” component of OTTI that is charged to OCI, a component of stockholders’ equity. Future amortization and accretion for the security is computed based on the new amortized cost basis.

As part of the adoption of FSP 115-2, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. Based upon the provisions of FSP 115-2, we determined that $224 million of these OTTI related to securities where we either had the intent to sell or the impairment did not include a non-credit component. The remaining $226 million of these OTTI related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component. We then recorded a $61 million one-time cumulative-effect adjustment to reclassify the non-credit component of these impairments previously recorded through earnings. This reclassification increased retained earnings and decreased OCI, resulting in zero net impact to our reported GAAP equity.

During the three months ended June 30, 2009, we had an additional $40 million of OTTI, of which $33 million was recognized in our consolidated statement of income (loss). Based upon the provisions of FSP 115-2, we determined that $24 million of these OTTI related to securities where we either had the intent to sell or the impairment did not include a non-credit component. The remaining $16 million of these OTTI related to securities that included a $9 million aggregate credit component and a $7 million aggregate non-credit component.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table details the activity related to the credit component of OTTI (i.e., OTTI that remains in current or retained earnings) for AFS securities still held at June 30, 2009.

Activity of Credit Component of OTTI

(In Thousands)	Three Months Ended June 30, 2009
Balance at beginning of period	$—
Adoption of FSP 115-2 – Transition Adjustment	164,666
Current period activity:
Additions related to AFS securities that were not previously impaired	165
Additions related to AFS securities that were previously impaired	9,281
Balance at End of Period	$174,112

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded to realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains on sales and calls of AFS securities for the three and six months ended June 30, 2009 and 2008.

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross realized gains – sales	$6,861	$1,831	$7,198	$1,831
Gross realized gains – calls	—	—	—	42
Gross realized losses – calls	—	(43)	—	(43)
Total Realized Gains on Sales and Calls	$6,861	$1,788	$7,198	$1,830

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS references residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated. The fair value of the GIC was $47 million as of June 30, 2009, which is equal to its carrying value. The GIC has been drawn down by $33 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments. Our Redwood and Acacia entities hold derivative positions at June 30, 2009. Acacia’s derivative financial instruments are owned by Acacia securitization entities and are not the obligation of Redwood Trust.

The following table shows the aggregate fair value and notional amount by entity of our derivative financial instruments as of June 30, 2009 and December 31, 2008.

June 30, 2009 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Interest rate caps purchased	$—	$—	$8,361	$710,900	$8,361	$710,900
Interest rate swaps	(1,710)	14,100	(64,409)	913,150	(66,119)	927,250
Credit default swaps	—	—	(46,559)	46,559	(46,559)	46,559
Total Derivative Financial Instruments	$(1,710)	$14,100	$(102,607)	$1,670,609	$(104,317)	$1,684,709

December 31, 2008 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Interest rate caps purchased	$—	$—	$1,683	$714,400	$1,683	$714,400
Interest rate caps sold	(1,084)	250,000	—	—	(1,084)	250,000
Interest rate swaps	(2,946)	14,100	(94,280)	999,681	(97,226)	1,013,781
Credit default swaps	—	—	(77,892)	78,206	(77,892)	78,206
Total Derivative Financial Instruments	$(4,030)	$264,100	$(170,489)	$1,792,287	$(174,519)	$2,056,387

Of the negative $104 million value of derivative financial instruments at June 30, 2009, $9 million was recorded as derivative assets and $114 million was recorded as derivative liabilities on our consolidated balance sheet. Of the negative $175 million value of derivative financial instruments at December 31, 2008, $3 million was recorded as derivative assets and $178 million was recorded as derivative liabilities on our consolidated balance sheet.

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments in accordance with FAS 133. Changes in the fair value of the interest rate agreements and all associated income and expenses are reported in our consolidated statements of income (loss) as a component of market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of positive $24 million and $27 million for the three and six months ended June 30, 2009, respectively, and positive $33 million and negative $5 million for the three and six months ended June 30, 2008, respectively.

We did not have any interest rate agreements designated as cash flow hedges during the three and six months ended June 30, 2009. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss included in accumulated other comprehensive loss was negative $25 million at June 30, 2009 and negative $27 million at December 31, 2008.

For both the three months ended June 30, 2009 and 2008, we reclassified $1 million, and for both the six months ended June 30, 2009 and 2008, we reclassified $2 million of previously designated cash flow hedges related to other comprehensive loss to interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Credit Derivatives

All of our existing credit default swaps (CDS) contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. As the seller of these contracts we receive a fixed-rate premium and have assumed the credit risk of the reference securities.

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal, or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty (which it does so by drawing down on the GIC it owns). During the three and six months ended June 30, 2009, the reference securities underlying our CDS experienced principal losses resulting in $15 million and $32 million obligations, respectively. During both the three and six months ended June 30, 2009, the fair value of these CDS increased $1 million. During the three and six months ended June 30, 2008, the fair value of these CDS decreased $2 million and $20 million, respectively.

The following table presents the fair value of our CDS along with certain risk characteristics as of June 30, 2009 and December 31, 2008. All of these CDS have expiration dates of greater than 15 years.

(In Thousands)	June 30, 2009		December 31, 2008
	Fair Value	Maximum Payout/ Notional Amount	Fair Value	Maximum Payout/ Notional Amount
Credit rating of referenced securities
BB/B	$—	$—	$(9,943)	$9,967
CCC/CC/C	(46,559)	46,559	(67,949)	68,239
Total	$(46,559)	$46,559	$(77,892)	$78,206

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

As of June 30, 2009, Redwood and its affiliates had seventeen International Swaps and Derivatives Association (ISDA) agreements with nine different bank counterparties. We had two open derivative positions at June 30, 2009, and were in compliance with our ISDA counterparty for those two positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 11. Other Assets

Other assets as of June 30, 2009, and December 31, 2008, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2009	December 31, 2008
REO	$12,335	$19,264
Fixed assets and leasehold improvements	4,362	5,103
Principal receivable	633	1,647
Income tax receivables	2,564	4,225
Prepaid expenses	1,063	9,119
Other	2,097	4,584
Total Other Assets	$23,054	$43,942

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at June 30, 2009, was $12 million, of which $13 million related to transfers into REO in the first six months of 2009, offset by $14 million of REO liquidations, $2 million of negative market valuation adjustments during this same period, and $4 million of REO derecognized as a result of our deconsolidations of certain Sequoia entity. The carrying value of REO as of December 31, 2008 was $19 million, of which $38 million related to transfers into REO during 2008, offset by $21 million of REO liquidations, $8 million of negative valuation changes, and $5 million of REO derecognized as a result of our deconsolidations of certain Sequoia entities.

At June 30, 2009, there were 65 single-family properties recorded on our balance sheet, of which, 63 were owned at Sequoia and 2 were owned at Redwood. At December 31, 2008, there were 93 single-family properties recorded on our balance sheet, of which, 90 were owned at Sequoia and 3 were owned at Redwood. Property located in the states of California, Ohio, Georgia, and Michigan accounted for 52% of our REO balance at June 30, 2009.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The components of ABS issued by consolidated securitization entities we sponsor as of June 30, 2009 and December 31, 2008, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

(In Thousands)	June 30, 2009			December 31, 2008
	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,823,134	$3,075,795	$6,898,929	$4,485,201	$3,134,699	$7,619,900
Interest-only certificates	21,256	—	21,256	23,532	—	23,532
Unamortized premium	2,777	—	2,777	4,003	—	4,003
Unamortized discount	(4,529)	—	(4,529)	(4,609)	—	(4,609)
Fair value adjustment, net	—	(2,788,852)	(2,788,852)	—	(2,787,768)	(2,787,768)
Total ABS Issued	$3,842,638	$286,943	$4,129,581	$4,508,127	$346,931	$4,855,058
Range of weighted average interest rates, by series	0.52% to 4.79%	1.52% to 2.00%		1.65% to 5.93%	2.44% to 5.23%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	36	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of June 30, 2009, all of the $4.1 billion reported value of ABS issued ($6.9 billion principal value) had contractual maturities of over five years.

Amortization of Sequoia deferred ABS issuance costs was $1 million in each of the three and six months ended June 30, 2009, and $2 million and $4 million for the three and six months ended June 30 2008, respectively.

The following table summarizes the accrued interest payable on ABS issued as of June 30, 2009 and December 31, 2008. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2009	December 31, 2008
Sequoia	$3,097	$7,326
Acacia	6,535	20,615
Total Accrued Interest Payable on ABS Issued	$9,632	$27,941

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of June 30, 2009 and December 31, 2008.

Collateral for Asset-Backed Securities Issued

(In Thousands)	June 30, 2009			December 31, 2008
	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,955,383	$7,815	$3,963,198	$4,644,486	$11,977	$4,656,463
Real estate securities	—	304,322	304,322	—	407,526	407,526
Other investments	—	46,612	46,612	—	78,244	78,244
Real estate owned (REO)	11,816	—	11,816	18,428	—	18,428
Restricted cash	276	62,252	62,528	283	48,298	48,581
Accrued interest receivable	9,587	5,583	15,170	17,884	7,484	25,368
Total Collateral for ABS Issued	$3,977,062	$426,584	$4,403,646	$4,681,081	$553,529	$5,234,610

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities was 4.08% and 4.49%, for the three and six months ended June 30, 2009, and 6.10% and 6.51%, for the three and six months ended June 30 2008, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 4.08% and 4.49%, for the three and six months ended June 30, 2009, and 6.10% and 6.51%, for the three and six months ended June 30, 2008, respectively. The earliest optional redemption date without a penalty is July 30, 2012.

At both June 30, 2009 and December 31, 2008, the accrued interest payable balance on long-term Redwood debt was $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

As of June 30, 2009, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $13 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for each of the three and six months ended June 30, 2009 and 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of June 30, 2009.

Future Lease Commitments by Year

(In Thousands)	June 30, 2009
2009 (six months)	$894
2010	1,709
2011	1,831
2012	1,882
2013	1,439
2014 and thereafter	5,252
Total	$13,007

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance at both June 30, 2009 and December 31, 2008 was $4 million.

At June 30, 2009, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Note 15. Equity

Earnings Per Share

The following table provides the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2009 and 2008.

Basic and Diluted Earnings (Loss) Per Share

In Thousands, Except Share Data	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Redwood Trust, Inc.	$6,723	$(45,909)	$(28,222)	$(217,496)
Basic weighted average shares oustanding	65,697,887	32,871,442	59,137,864	32,691,444
Net effect of dilutive equity awards	748,138	—	—	—
Diluted weighted average shares outstanding	66,446,025	32,871,442	59,137,864	32,691,444
Basic Earnings (Loss) Per Share:	$0.10	$(1.40)	$(0.48)	$(6.65)
Diluted Earnings (Loss) Per Share:	$0.10	$(1.40)	$(0.48)	$(6.65)

For the three months ended June 30, 2009, there were 748,138 dilutive equity awards for the period. For the six months ended June 30, 2009, and the three and six months ended June 30, 2008, there were no dilutive equity awards based on our reported net loss for these periods. For the three and six months ended June 30, 2009, the number of outstanding equity awards that were antidilutive totaled 488,421 and 1,129,834, respectively. For the three and six months ended June 30, 2008, the number of outstanding equity awards that were antidilutive totaled 1,230,021 and 1,351,533, respectively. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 15. Equity  – (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three and six months ended June 30, 2009 and 2008, there were no shares acquired under this plan. As of June 30, 2009, there remained 4,658,344 shares available for repurchase under this plan.

Noncontrolling Interest

Of the total equity on our balance sheet at June 30, 2009, $18 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of June 30, 2009, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table provides a summary of the components of accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008.

(In Thousands)	June 30, 2009	December 31, 2008
Net unrealized loss on real estate securities	$(61,615)	$(37,702)
Less: Unrealized loss attributable to noncontrolling interest	(8,387)	(7,764)
Net unrealized loss on real estate securities recognized in equity	(53,228)	(29,938)
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(24,716)	(26,927)
Total Accumulated Other Comprehensive Loss	$(77,944)	$(56,865)

At June 30, 2009, the net unrealized loss on AFS securities was $62 million, a $24 million change to the net unrealized loss of $38 million at December 31, 2008. During the first six months of 2009, $61 million of unrealized losses were recognized in accumulated other comprehensive loss as a result of adopting FSP 115-2, $36 million of net unrealized loss was reclassified to earnings upon recognition of OTTI, and $1 million of fair value increases in securities were recognized in unrealized losses. A portion of these unrealized losses, $8 million at both June 30, 2009 and December 31, 2008, are on AFS securities owned by the Fund.

At June 30, 2009, interest rate agreements had an unrealized loss of $25 million, which will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 10), which will generally be equal to $1 million per quarter.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 16. Equity Compensation Plans

As of June 30, 2009 and December 31, 2008, 1,067,924 and 1,005,937 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The increase in number of shares available reflects forfeitures of previously awarded equity awards. The unamortized cost of nonvested awards totaled $12 million at June 30, 2009, as shown in the following table:

(In Thousands)	Six Months Ended June 30, 2009
	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Program	Total
Unrecognized compensation cost at beginning of period	—	$701	$14,714	$—	$15,415
Equity grants	—	—	540	177	717
Equity compensation cost	—	(209)	(3,835)	(88)	(4,132)
Unrecognized Compensation Cost at End of Period	—	$492	$11,419	$89	$12,000

The weighted average amortization period remaining for all of our equity awards was one year at June 30, 2009.

Stock Options

As of June 30, 2009 and December 31, 2008, there were 637,473 and 647,873, respectively, of stock options outstanding. All of the outstanding stock options were fully vested as of June 30, 2009. The aggregate intrinsic value of the options outstanding and options currently exercisable was less than $1 million at both June 30, 2009 and December 31, 2008.

There were 3,900 and 10,400 stock options exercised for the three and six months ended June 30, 2009, respectively, and 16,213 and 43,812 stock options exercised for the three and six months ended June 30, 2008, respectively. None of these stock option exercises were by executive officers. The total intrinsic value or gain (fair market value less exercise price) for options exercised was less than $1 million in each of the three and six months ended June 30, 2009 and 2008.

Restricted Stock

As of June 30, 2009 and December 31, 2008, there were 44,693 and 53,242 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2013. There were no restricted stock awards granted during the three and six months ended June 30, 2009.

Deferred Stock Units

As of June 30, 2009 and December 31, 2008, there were 1,488,810 and 1,730,531, respectively, of DSUs outstanding, of which 459,248 and 522,826, respectively, had vested. There were 31,821 DSUs granted during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, DSU distributions to participants in the Executive Deferred Compensation Plan (EDCP) totaled 30,423 and 279,217, respectively. There were no cash distributions to EDCP participants during the three months ended June 30, 2009. Cash distributions to EDCP participant totaled $7 million during the six months ended June 30, 2009.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2009 and December 31, 2008, 79,425 and 67,306 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 17. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2009 and 2008 are presented in the following table.

Operating Expenses

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed compensation expense	$3,572	$4,648	$7,600	$10,322
Variable compensation expense	1,132	330	1,688	2,187
Equity compensation expense	2,337	3,502	4,132	6,808
Severance expense	—	—	28	—
Total compensation expense	7,041	8,480	13,448	19,317
Systems	1,233	2,501	2,826	4,643
Due diligence	4	8	11	18
Office costs	1,675	1,619	3,426	3,133
Accounting and legal	421	1,495	980	2,596
Other operating expenses	395	152	617	897
Total Operating Expenses	$10,769	$14,255	$21,308	$30,604

Note 18. Taxes

For both the three and six months ended June 30, 2009, we recognized a benefit from income taxes of less than $1 million, relating to our anticipation of applying this year’s net operating losses at certain taxable subsidiaries to income generated in prior years. For the three and six months ended June 30, 2008, our provision for income taxes was $1 million and $3 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2009 and 2008.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

June 30,
	2009	2008
Federal statutory rate	34.0%	35.0%
State statutory rate, net of Federal tax effect	7.2%	7.0%
Differences in taxable income from GAAP (loss) income	(39.8) %	(54.8) %
Dividends paid deduction	—	11.6%
Effective Tax Rate	1.4%	(1.2) %

In November 2008, our Board of Directors announced its intention to reduce our regular quarterly dividend to shareholders to $0.25 per share, and during the first and second quarters of 2009 the Board of Directors declared a regular dividend of $0.25 per share. We currently anticipate recognizing a REIT taxable loss for 2009, and thus, these dividend distributions will likely be characterized as a return of capital for tax purposes. As a result, there is no impact on our effective tax rate due to these dividends.

Our taxable income before dividend distributions has historically been higher than our GAAP net (loss) income primarily due to the accounting for credit losses and the market valuation write-downs taken on our assets for GAAP accounting purposes but not for tax. In years when negative market valuation adjustments for GAAP are significant and we reported taxable losses for the same period, the impact on the effective tax rate of the dividends paid deduction will be an increase in the effective tax rate. Generally, our dividend distributions reduce our effective tax rate when we report both positive GAAP and taxable income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 18. Taxes  – (continued)

We assessed our tax positions in accordance with FIN 48 for all open tax years (Federal — years 2005 to 2008, State — years 2004 to 2008) and concluded as of June 30, 2009 and December 31, 2008, that we have no material unrecognized liabilities.

Note 19. Recent Developments

In July 2009, we repurchased $10 million principal amount of long-term debt previously issued by Redwood, for $3.4 million.

We evaluated subsequent events, as defined by FAS 165, through August 4th, the date the financial statements were available to be issued. In our evaluation, we determined there were no other material recognized or unrecognized subsequent events.

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

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non generally accepted accounting principles (GAAP) and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our 2008 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, in each case set forth under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our view of future trends in the economy, the financial markets, the housing markets, interest rates, unemployment, the prices for mortgage-backed securities, and the affect of technical and fundamental factors on them; (ii) our beliefs about future trends in the fundamental factors underlying the performance of residential and commercial mortgage assets, such as credit losses, delinquencies, foreclosures, and prepayment rates, and our beliefs regarding the effects of these fundamental factors on the performance of our investments; (iii) the potential effect of future legislation and regulations and other government initiatives and programs on our investments and our business, including, without limitation, the future role of government sponsored enterprises (such as Fannie Mae and Freddie Mac) in mortgage financing and any short-term measures that are taken with respect to the operations of these and other government sponsored enterprises or agencies; (iv) our future role in the mortgage financing industry and credit risk transfer markets as well as the future of securitization as a means of financing mortgage debt and our ability in the future to deploy capital in sponsoring securitizations of mortgage debt and executing structured transactions relating to the transfer of credit risk; (v) the extent to which we believe that existing and future investments will be affected by loan modification and refinancing programs sponsored by the government; (vi) the sufficiency of credit protection for our existing and future investments and the potential for existing and future investments to perform in-line with, or to exceed, our performance expectations; (vii) our ability to continue to acquire real estate-related investments at prices and with credit support and other characteristics that we believe will yield long-term attractive cash flows and returns and our intention to maintain the commercial sector as an important strategic area of investment; (viii) whether and under what circumstances we would sell assets, our ability to free up capital internally to meet short-term capital needs, and our expectation that operating expenses are likely to increase to some extent in future quarters; (ix) our expectations regarding the future effect of mark-to-market adjustments, the strength and variability of future cash flows from our investments, and our belief that future GAAP earnings may be inconsistent but should be largely driven by the results of our recent investments in senior residential mortgage-backed securities and by other future investments; and (x) the intention of our board of directors to pay a regular dividend of $0.25 per share per quarter in 2009 and our expectations: that dividends paid in 2009 will constitute a return of capital, that tax losses will continue to increase in the second half of 2009, that we will report a taxable loss for 2009, and that we do not expect to pay a special dividend in 2009.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in mortgage prepayment rates; the timing of credit losses within our portfolio; our exposure to adjustable-rate and negative amortization mortgage loans; the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the concentration of the credit risks we are exposed to; the ability of counterparties to satisfy their obligations to us; legislative and regulatory actions, including those affecting the mortgage industry or our business; the availability of high quality assets for purchase at attractive prices; declines in home prices and commercial real estate prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain our status as a real estate investment trust for tax purposes; our ability to generate the amount of cash flow we expect from our investment portfolio; changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to; changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel; our failure to manage various operational risks associated with our business; our failure to maintain appropriate internal controls over financial reporting; our failure to properly administer and manage our securitization entities; risks we may be exposed to if we expand our business activities, such as risks relating to significantly increasing our direct holdings of loans; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; our ability to successfully deploy the proceeds from our recent common equity offering and raise additional capital to fund our investing activity; and other factors not presently identified. Fair values for our securities and asset-backed securities (ABS) issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security.

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

Our primary source of income is net interest income, which consists of the interest income we earn from our investments in loans and securities less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchase and derive income from our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor —  Redwood Opportunity Fund, LP (the Fund) — and investments in securitization entities that we sponsor —  Sequoia and Acacia.

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

Recent Developments

It appears that the worst of the systemic financial crisis is behind us (although we cannot be completely certain) and, as a nation, we are moving into a phase of fully assessing the damage and defining the new financial rules of the road. The various stakeholders — investors, borrowers, financial intermediaries, and the government — need to work out how to properly balance the roles of the public and private sectors. If the early debates are any indication, it will be a lively, passionate, and lengthy process.

To us, one of the most crucial questions that has not been answered is what long-term role Fannie Mae, Freddie Mac, and the Federal Housing Administration will play in facilitating mortgage financing — and it may be some time before we get a definitive answer. Ultimately, our business tactics may need to adjust to what emerges from this process, but we are ready for the challenge and feel that our progress so far in 2009 is a strong foundation from which to move forward.

For Redwood, the second quarter is probably best described as one in which we began to realize the benefits of our patience and discipline and of the strategies that we put in place to adapt to new market realities. Our GAAP and economic book value were up, as was our investment cash flow, and we reported a second quarter GAAP profit. Over the course of the quarter we invested a significant portion of our capital in residential mortgage securities that we believe will yield long-term attractive cash flows and returns. In addition, we continued to take steps to restart our core residential credit risk franchise. The specifics on the key metrics by which we measure our performance are highlighted below (please see the tables in this report for reconciliations between GAAP and non-GAAP metrics):

•	Investment cash flow increased to $64 million, up from $57 million in the first quarter of 2009, and our business cash flow after operating and interest expenses increased to $55 million, compared to $45 million in the prior quarter;
•	GAAP book value per share at the end of the second quarter was $10.35 per share, an increase of $1.95 or 23% from the end of the first quarter, and economic book value per share increased to $11.30, up $1.29 or 13% from the end of the prior quarter;
•	GAAP net income was $7 million, or $0.10 per share, compared with a net loss of $0.65 per share in the first quarter; and
•	We invested $341 million during the second quarter and an additional $158 million in July, primarily in selected senior RMBS, bringing total capital invested thus far in 2009 to $597 million.

From a fundamental standpoint, the underpinnings of the residential mortgage markets continue to deteriorate. Housing prices continue to decline, delinquencies are still rising, and unemployment is still heading in the wrong direction. There is some good news — the overall rate of housing price decline is slowing and select housing markets are showing signs of bottoming. Prepayments ticked up in the second quarter, but that was attributable to low mortgage rates early in the year and prepayments are beginning to moderate as mortgage rates have recently climbed. However, and most importantly, current levels and trends in credit losses, housing prices, and prepayment speeds continue to remain in line with the parameters we have been using for our recent investment decisions.

In the second quarter, prices for senior RMBS and CMBS securities rose by approximately 10% to 15%. The chart below illustrates the prices that investors were paying to compensate for the perceived credit risk of these securities over the past two years.

Senior RMBS and CMBS Prices

Source:  JPMorgan Chase

This upward momentum continued early into the third quarter, as prices have moved significantly and steadily higher. In our opinion, the dramatic move in prices, particularly for senior RMBS, is best explained by looking back to early March 2009 when prices were at their nadir. At that time, buyers were scarce, extremely cautious, and looking for attractive yields on an unlevered basis.

In contrast, buyers are now more plentiful — and include major banks, hedge funds, broker-dealers, and new REITs (and there are others looking to raise capital to enter this market). Negative investment psychology seems to have turned positive. Additionally, some buyers are now willing to pay higher prices in anticipation of enhancing yields by employing leverage. Some of this leverage may be available under the government’s PPIP and TALF programs.

The upward movement in prices for senior RMBS has affected almost all securities of this type — some deservingly so, some not. We maintained our plan of buying those seasoned, senior securities that we believe are well protected on the downside, have the potential to pay off at par, and offer the best long-term cash flow value.

If prices remain elevated, and there is reason to believe they may, it would be a benefit to the overall value of our existing portfolio. Furthermore, we may, in certain cases, sell some securities as part of our normal portfolio management process. (In fact, during the second quarter, we sold $50 million of securities for a gain of $7 million, and during July we sold an additional $9 million of securities for a gain of $3 million.) As far as new investments are concerned, however, if this pricing persists we believe it would be increasingly difficult to find senior secondary RMBS that both meet our investment criteria and exceed our investment hurdle rates of returns.

Outlook

During the second quarter, cash flow from our residential senior securities exceeded cash flow from our subordinate securities for the first time, reflecting what we have been communicating about the changing composition of our investment portfolio. We expect to continue to produce strong cash flows from our existing investments, as well as from the uninvested cash we held at the end of July ($182 million) and the reinvestment of future cash flows.

We have no intention of relaxing our investment discipline as we invest our remaining cash. We believe we may continue to find select attractive investments, even if prices for RMBS in general remain high. In addition, there is no guarantee that prices will remain elevated. If they fall, there may, once again, be attractive opportunities for investment.

We also expect that in the near term our investment focus will move more toward structured credit-risk transfer transactions. We believe customized long-term credit risk transfers are well suited to Redwood’s credit and structuring expertise. These are highly illiquid, long-term investments that are appropriate for an unlevered financing structure — a good fit for Redwood’s permanent capital. We deployed $56 million into these types of investments during the second quarter.

Customized credit risk transfer transactions have some similar characteristics to the jumbo prime mortgage securitizations we did in the past, and we believe we are getting closer to the day when we will be able to re-enter that business. There is still a lot more work to do before that market begins to function again, but seeing credit risk spreads tighten as they have during this recent rally gives us hope that one of the economic barriers to the return of a healthy securitization market may be starting to fall. We also feel that the Obama Administration’s Financial Reform Plan reflects the government’s commitment to rehabilitating, rather than eliminating, this financing mechanism. We are participating in the conversations that are occurring among regulators, members of Congress, banks, rating agencies, and other market participants, but needless to say, there are no easy answers or quick solutions.

On the commercial side, real estate fundamentals are in rapid decline and we believe that they will continue to deteriorate before recovering. Debt holders are experiencing rapidly rising delinquency rates. Commercial real estate owners are struggling with plummeting property values and negative trends in rental and occupancy rates. There is also a lack of financing alternatives (in the face of large and looming bullet maturities on outstanding debt) that could further accelerate the overall decline. Until it is clearer to us how these issues will be resolved, we will not be making new investments in the commercial sector. Going forward, the commercial mortgage market remains an important strategic area of investment for us.

We currently believe that the cash flow from our existing investments, together with our ability to free up capital internally (through asset sales or other means), is sufficient to meet our short-term capital and liquidity needs. It therefore seems highly unlikely that we would raise additional common equity in 2009, although it cannot be ruled out.

While GAAP earnings may move up and down for a couple of quarters as a result of the accounting impact from our legacy portfolio, our future GAAP earnings will be largely driven by our recent investments in senior RMBS. Legacy assets (which have been the principal source of pressure on earnings over the past two years as a result of impairment charges) now represent only 12% of our total cash and investments. We look forward to our GAAP results and the economics of our business tracking more in-line with each other. Having said that, we may engage in complex transactions where GAAP accounting and our business economics once again diverge.

In contrast to GAAP accounting, we are not permitted to establish credit reserves for tax purposes. Instead, since we can only recognize credit losses as they occur, there is a timing difference that results in significant differences between these two earnings metrics. We expect to report a taxable loss for 2009. It is difficult to predict with precision when taxable income will turn positive, as it depends on the timing and inter-relationship of taxable income generated from new investments and the recognition of taxable losses as credit losses are realized on our legacy portfolio.

Summary of Results of Operations and Financial Condition

Our reported GAAP net income was $7 million ($0.10 per share) for the second quarter of 2009 as compared to a GAAP net loss of $46 million ($1.40 per share) for the second quarter of 2008. Our GAAP book value per common share was $10.35 at June 30, 2009, an increase from $9.02 at December 31, 2008. We declared a regular dividend of $0.25 per share for the second quarter of 2009 and $0.75 per share for the second quarter of 2008.

The following table presents the components of our GAAP net income (loss) for the three and six months ended June 30, 2009 and 2008.

Table 1 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2009	2008	2009	2008
Interest income	$74,261	$137,001	$155,698	$313,066
Interest expense	(39,001)	(97,506)	(86,642)	(224,806)
Net interest income	35,260	39,495	69,056	88,260
Provision for loan losses	(14,545)	(10,061)	(30,577)	(18,119)
Market valuation adjustments, net	(29,135)	(60,496)	(72,379)	(254,425)
Net interest loss after provision and market valuation adjustments	(8,420)	(31,062)	(33,900)	(184,284)
Operating expenses	(10,769)	(14,255)	(21,308)	(30,604)
Realized gains, net	25,525	2,714	25,988	2,753
Provision for income taxes	514	(937)	409	(2,737)
Less: Net income (loss) attributable to noncontrolling interest	127	2,369	(589)	2,624
Net Income (Loss)	$6,723	$(45,909)	$(28,222)	$(217,496)
Diluted weighted average common shares outstanding	66,446,025	32,871,442	59,137,864	32,691,444
Net earnings (loss) per share	$0.10	$(1.40)	$(0.48)	$(6.65)

Net interest income was $35 million for the second quarter of 2009 as compared to $39 million for the second quarter of 2008, a decline of $4 million. Although interest income on senior securities rose by $12 million (we acquired $341 million residential securities during the quarter), interest income on subordinate securities declined by $15 million due to principal write-downs and decreases in the yields of certain subordinate securities due to our adoption of a new accounting standard (FSP 115-2) and lower balances. Also contributing to the decline in net interest income was lower coupon interest due to lower benchmark LIBOR rates on adjustable rate securities, and lower interest on our cash holdings. These declines were partially offset by lower yields on adjustable rate liabilities held at Sequoia and Acacia.

Net interest loss after provision and market valuation adjustments was $8 million for the second quarter of 2009 as compared to $31 million for the second quarter of 2008, a decrease in the loss of $23 million. This decrease was primarily due to lower negative market valuation adjustments (MVA) at Redwood due to fewer impairment charges on securities, offset by a $5 million increase in the provision for loan losses at Sequoia due to higher expected losses on residential loans.

Operating expenses were $11 million for the second quarter of 2009 as compared to $14 million for the second quarter of 2008, a decrease of $3 million. This decrease was primarily due to a reduction in headcount and fewer legal and consulting expenses. Our operating expenses are likely to increase to some extent in future quarters as we enhance our business platform and focus on long-term initiatives.

Realized gains, net, were $26 million for the second quarter of 2009 as compared to $3 million for the second quarter of 2008, an increase of $23 million. This increase was primarily due to a $19 million gain on the deconsolidation of a Sequoia securitization entity, as well as higher gains on sales of securities.

The Results of Operations section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of net income.

Our estimated total taxable loss was $12 million ($0.16 per share) for the second quarter of 2009 as compared to taxable income of $4 million ($0.11 per share) for the second quarter of 2008, a decrease of $16 million. Our estimated REIT taxable loss was $10 million ($0.13 per share) for the second quarter of 2009 as compared to taxable income of $4 million ($0.13 per share) for the second quarter of 2008, a decrease of $14 million. Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. The increase in the REIT taxable loss was primarily due to an increase in realized credit losses on subordinate securities. Realized credit losses at the REIT for the second quarters of 2009 and 2008 were $48 million and $30 million, or $0.62 and $0.92 per share, respectively.

Book Value

The Financial Condition, Liquidity, and Capital Resources section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of GAAP book value at June 30, 2009 and December 31, 2008. The following supplemental non-GAAP components of book value addresses our assets and liabilities at June 30, 2009, as reported under GAAP and as estimated by us using fair values for our investments. We show our investments in the Fund, and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our estimated economic value is calculated using bid-side asset marks and offer-side marks for our financial liabilities, as required to determine fair value under GAAP. This method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets. For additional information to consider when reviewing the following supplemental non-GAAP components of book value, please see “Factors Affecting Management’s Estimate of Economic Value” below.

Table 2 Book Value

	June 30, 2009
(In Millions, Except per Share Data)	As Reported	Adjustments			Management's Estimate of Economic Value
Cash and cash equivalents	$337	$			$337
Real estate securities at Redwood
Residential	499				499
Commercial	16				16
CDO	2				2
Subtotal real estate securities	517				517
Investments in the Fund	22				22
Investments in Sequoia	82		(26	)(a)	56
Investments in Acacia	4		1	(b)	5
Total securities and investments	625				600
Long-term debt	(150)		99	(c)	(51)
Other assets/liabilities, net(d)	(10)				(10)
Stockholders' Equity	$802				$876
Book Value Per Share	$10.35				$11.30

(a)	Our Sequoia investments consist of senior and subordinate securities and interest-only securities issued by Sequoia entities. We calculated the $56 million estimate of economic value for these securities using the same valuation process that we followed to fair value our other real estate securities. In contrast, the $82 million of GAAP carrying value of these investments represents the difference between residential real estate loans owned by the Sequoia entities and the asset-backed securities (ABS) issued by these entities to third-party investors. Under GAAP, we account for these loans and ABS issued at cost.
(b)	Our $5 million estimate of economic value represents the fair value of our investment in ABS issued by Acacia using the same valuation process we followed to value our other real estate securities plus the net present value of projected cash flows from our Acacia management fees. In contrast, the $4 million of GAAP carrying value of these investments represents the difference between real estate securities owned by the Acacia entities and the ABS issued by these entities to third-party investors. Under GAAP, we account for these securities and ABS issued at fair value.
(c)	As of June 30, 2009, we had $150 million of 30-year long-term debt that matures in 2037 at an interest rate of LIBOR plus 225 basis points. Under GAAP, this debt is carried at cost. Economic value can be difficult to estimate due to a generally inactive trading market for this debt. In July 2009, we repurchased

$10 million of this debt at a market price equal to 34% of face value and utilized this price to calculate our $51 million estimate of economic value.
(d)	Other assets/liabilities, net are comprised of $3 million of real estate loans, $2 million of deferred taxes, $7 million of accrued interest receivable, and $13 million of other assets, less dividends payable of $19 million and accrued interest and other liabilities of $16 million.

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at June 30, 2009. Consistent with our presentation last quarter, we now segment our securities portfolio by senior and subordinate cash flow categories. We also break out the re-REMIC securities we acquired in the second quarter.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

June 30, 2009 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securites
Residential
Senior
Prime	$11	$153	$19	$183	35%
Non-prime	113	102	16	231	44%
Total Senior	124	255	35	414	79%
Re-REMIC	—	2	53	55	11%
Subordinate
Prime	19	4	3	26	5%
Non-prime	1	1	2	4	1%
Total Subordinate	20	5	5	30	6%
Total Residential	144	262	93	499	96%
Commercial	8	2	6	16	3%
CDO	—	2	—	2	1%
Total Securities at Redwood	$152	$266	$99	$517	100%

Our investments in the Fund, Sequoia, and Acacia totaled $108 million, or 11% of our capital at June 30, 2009. The fair value (which equals GAAP carrying value) of our investments in the Fund was $22 million at June 30, 2009. This investment represents a 52% interest in the Fund, which closed in March 2008 and is fully invested, primarily in non-prime RMBS. The Fund is managed by a subsidiary of Redwood.

At June 30, 2009, the fair value of our investments in Sequoia was $56 million and the GAAP carrying value was $82 million. These investments consist primarily of interest-only securities (IOs) and to a lesser extent senior and subordinate securities. Our returns on these IOs are most sensitive to prepayments and faster prepayments would negatively impact returns. Material changes in interest rates also have a short-term impact on cash flows received from these assets.

At June 30, 2009, the fair value of our investments in Acacia was $5 million and the GAAP carrying value (which equals fair value) was $4 million. These investments consist of equity interests and securities in the Acacia CDO entities we sponsor. We value the management fees at $4 million, which equals our projected management fees discounted at a 45% rate.

Capital and Liquidity

We continue to maintain our strong balance sheet and liquidity. At June 30, 2009, we had $337 million in cash and cash equivalents, or $4.35 per share. All of our cash and cash equivalents are invested in U.S. Treasury Bills or FDIC-insured bank deposits. At June 30, 2009, our total capital was $952 million, which consisted of $802 million of common equity and $150 million of 30-year long-term debt due in 2037. Under GAAP, this debt is carried at cost. In July 2009, we repurchased $10 million of this debt at a market price equal to 34% of face value and utilized this price for our $51 million estimate of economic value.

We had no short-term debt at June 30, 2009. We currently fund our investments with permanent capital (equity and long-term debt) that will enable us to hold the securities to maturity without the risk of margin calls or forced redemptions.

Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q, we show in the table below (i) the beginning cash balance at March 31, 2009 and the ending cash balance at June 30, 2009, which are GAAP amounts, and (ii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for the second quarter of 2009 is derived by aggregating and netting all items within our GAAP Consolidated Statement of Cash Flows that were attributable to the second quarter of 2009.

Table 4 Redwood Sources and Uses of Cash

(In Millions)	Three Months Ended June 30, 2009
Beginning Cash Balance at 3/31/09	$333
Business cash flows:
Cash flow from investments	64
Asset management fees	1
Operating expenses	(8)
Interest expense on long-term debt	(2)
Total Business Cash Flows	55
Other sources and uses:
Proceeds from asset sales	57
Proceeds from equity issuance	238
Changes in working capital	4
Acquisitions	(334)
Dividends paid	(16)
Total Other Uses	(51)
Net Sources of Cash	4
Ending Cash Balance at 6/30/09	$337

Our cash flow was strong during the second quarter of 2009. We generated $64 million of cash flow from investments during the quarter, an increase from $57 million generated in the prior quarter, as shown in the table below. Of this cash flow, $46 million was generated by assets we owned as of the beginning of this year and $18 million was generated by assets acquired in the first half of 2009. The increase was primarily driven by faster prepayments and partially offset by a decrease in interest income from our IO investments due to interest rate resets. Cash flow from investments does not include the gross cash flows generated by the Fund and by the Sequoia and Acacia securitization entities that are not available to Redwood, but does include the cash flow generated by our investments in these entities.

The following table details the source of our cash flow by entity, for the three months ended March 31, 2009 and June 30, 2009.

Table 5 Cash Flow from Investments

	Three Months Ended
(In Millions)	June 30, 2009	March 31, 2009
Securities Redwood
Residential senior	$26	$10
Residential subordinate	18	20
Commercial and CDO	4	5
Total Cash Flow from Securities at Redwood	48	35
Investments in Sequoia	2	3
Investments in Acacia	13	18
Investments in the Fund	1	1
Total Cash Flow from Investments	$64	$57

The $64 million of cash flow from investments for the second quarter included $31 million of coupon interest and $33 million of principal payments. Given the nature of our investments (deep discount subordinated securities, senior securities acquired at discounts, IOs, equity investments in Acacia, and other types) it is difficult to draw conclusions in any one period about what portion of our cash flow represents “income” and what is a “return of capital.” It is only at the end of an asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was truly income and what was a return of capital.

Cash flow generated from our residential senior securities totaled $26 million in the second quarter, compared to $10 million in the first quarter. In the second quarter, we received $21 million from principal payments and $5 million from interest.

Cash flow generated from our residential subordinated securities totaled $18 million in the second quarter, compared to $20 million in the first quarter. In the second quarter, we received $10 million from principal payments and $8 million from interest. We earn cash interest payments on the face value ($622 million at June 30, 2009), which is reduced by principal payments and credit losses. Credit losses can vary significantly from period to period and totaled $127 million in the second quarter, compared to $137 million in the first quarter. We expect credit losses will remain at elevated levels and thus, cash flows will trend down, and, if the expected credit losses occur quickly, the decline in cash flows from this portfolio could be rapid.

The decrease in cash flow from our investments in Sequoia resulted from lower spread income from the IO securities we own. The spread narrowed as the loan coupons reset down in the second quarter following the downward resets on the related debt in the first quarter. Our IO securities generated $12 million of the $13 million in Sequoia cash flow in the second quarter.

The following table details the source of our cash flow from investments, by vintage, for the second quarter. Most of our cash flows are generated by more seasoned investments with vintage of 2004 and earlier, which generally continue to perform within our expectations.

Table 6 Cash Flow from Investments by Vintage

	Vintage
Three Months Ended June 30, 2009 (In Millions)	2004 & Earlier	2005	2006	2007	2008	Total
Redwood	$18	$18	$5	$7	—	$48
The Fund	1	1	—	—	—	2
Sequoia	9	—	—	4	—	13
Acacia	1	—	—	—	—	1
Total Cash Flow by Vintage	$29	$19	$5	$11	—	$64

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

Factors Affecting Management’s Estimate of Economic Value

In reviewing the non-GAAP supplemental components of book value, which are included herein and which we also refer to as management’s “estimate of economic value,” there are a number of important factors and limitations to consider. The estimated fair value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities and cash flows. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value, or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values presented in our non-GAAP supplemental components of book value. Because temporary changes in market conditions can substantially affect the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Results of Operations

The following discussion is based upon management’s consolidating results for Redwood, the Fund, Sequoia, and Acacia and acts as a supplement to our GAAP results for the three and six months ended June 30, 2009 and 2008.

Table 7 Consolidating Income Statements

	Three Months Ended June 30, 2009
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$20,666	$1,848	$30,168	$22,606	$(1,027)	$74,261
Management fees	845	—	—	—	(845)	—
Interest expense	(1,502)	—	(23,385)	(15,639)	1,525	(39,001)
Net interest income	20,009	1,848	6,783	6,967	(347)	35,260
Provision for loan losses	—	—	(14,545)	—	—	(14,545)
Market valuation adjustments, net	(31,595)	(1,169)	(1,058)	4,687	—	(29,135)
Net interest (loss) income after provision and market valuation adjustments	(11,586)	679	(8,820)	11,654	(347)	(8,420)
Operating expenses	(10,710)	(361)	(45)	—	347	(10,769)
Realized gains, net	6,861	—	18,664	—	—	25,525
Income from the Fund	191	—	—	—	(191)	—
Income from Sequoia	9,799	—	—	—	(9,799)	—
Income from Acacia	11,654	—	—	—	(11,654)	—
Noncontrolling interest	—	(127)	—	—	—	(127)
Net income before provision for taxes	6,209	191	9,799	11,654	(21,644)	6,209
Benefit from income taxes	514	—	—	—	—	514
Net Income (Loss)	$6,723	$191	$9,799	$11,654	$(21,644)	$6,723

	Three Months Ended June 30, 2008
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$24,667	$2,420	$72,331	$39,489	$(1,906)	$137,001
Management fees	1,319	—	—	—	(1,319)	—
Interest expense	(2,301)	—	(67,036)	(31,126)	2,957	(97,506)
Net interest income	23,685	2,420	5,295	8,363	(268)	39,495
Provision for loan losses	—	—	(10,061)	—	—	(10,061)
Market valuation adjustments, net	(31,349)	—	(974)	(28,173)	—	(60,496)
Net interest (loss) income after provision and market valuation adjustments	(7,664)	2,420	(5,740)	(19,810)	(268)	(31,062)
Operating expenses	(14,288)	(212)	(23)	—	268	(14,255)
Realized gains, net	883	1,831	—	—	—	2,714
Income from the Fund	1,670	—	—	—	(1,670)	—
Loss from Sequoia	(5,763)	—	—	—	5,763	—
Loss from Acacia	(19,810)	—	—	—	19,810	—
Noncontrolling interest	—	(2,369)	—	—	—	(2,369)
Net (loss) income before provision for taxes	(44,972)	1,670	(5,763)	(19,810)	23,903	(44,972)
Provision for income taxes	(937)	—	—	—	—	(937)
Net (Loss) Income	$(45,909)	$1,670	$(5,763)	$(19,810)	$23,903	$(45,909)

	Six Months Ended June 30, 2009
(In Thousands)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$42,494	$4,663	$63,803	$45,142	$(404)	$155,698
Management fees	1,877	—	—	—	(1,877)	—
Interest expense	(3,310)	—	(48,498)	(36,410)	1,576	(86,642)
Net interest income	41,061	4,663	15,305	8,732	(705)	69,056
Provision for loan losses	—	—	(30,577)	—	—	(30,577)
Market valuation adjustments, net	(57,882)	(5,059)	(1,758)	(7,680)	—	(72,379)
Net interest (loss) income after provision and market valuation adjustments	(16,821)	(396)	(17,030)	1,052	(705)	(33,900)
Operating expenses	(21,170)	(792)	(51)	—	705	(21,308)
Realized gains, net	7,199	—	18,789	—	—	25,988
Loss from the Fund	(599)	—	—	—	599	—
Income from Sequoia	1,708	—	—	—	(1,708)	—
Income from Acacia	1,052	—	—	—	(1,052)	—
Noncontrolling interest	—	589	—	—	—	589
Net (loss) income before provision for taxes	(28,631)	(599)	1,708	1,052	(2,161)	(28,631)
Benefit from income taxes	409	—	—	—	—	409
Net (Loss) Income	$(28,222)	$(599)	$1,708	$1,052	$(2,161)	$(28,222)

	Six Months Ended June 30, 2008
(In Thousands)	Redwood	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Interest income	$58,456	$4,193	$167,514	$86,956	$(4,053)	$313,066
Management fees	2,932	—	—	—	(2,932)	—
Interest expense	(5,016)	—	(149,770)	(76,582)	6,562	(224,806)
Net interest income	56,372	4,193	17,744	10,374	(423)	88,260
Provision for loan losses	—	—	(18,119)	—	—	(18,119)
Market valuation adjustments, net	(198,010)	—	(1,392)	(55,023)	—	(254,425)
Net interest (loss) income after provision and market valuation adjustments	(141,638)	4,193	(1,767)	(44,649)	(423)	(184,284)
Operating expenses	(30,497)	(461)	(69)	—	423	(30,604)
Realized gains, net	922	1,831	—	—	—	2,753
Income from the Fund	2,939	—	—	—	(2,939)	—
Loss from Sequoia	(1,836)	—	—	—	1,836	—
Loss from Acacia	(44,649)	—	—	—	44,649	—
Noncontrolling interest	—	(2,624)	—	—	—	(2,624)
Net (loss) income before provision for taxes	(214,759)	2,939	(1,836)	(44,649)	43,546	(214,759)
Provision for income taxes	(2,737)	—	—	—	—	(2,737)
Net (Loss) Income	$(217,496)	$2,939	$(1,836)	$(44,649)	$43,546	$(217,496)

Results of Operations — Redwood

The following table presents the net interest loss after provision and MVA at Redwood for the three and six months ended June 30, 2009 and 2008.

Table 8 Net Interest Loss after Provision and MVA at Redwood

	Three Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$49	$2,682	7.31%	$76	$3,759	8.09%
Trading securities	872	4,209	82.87%	1,317	23,627	22.30%
Available-for-sale securities	19,667	428,368	18.36%	21,846	336,295	25.98%
Cash and cash equivalents	78	227,597	0.14%	1,428	200,781	2.84%
Total Interest Income	20,666			24,667
Management fees	845			1,319
Interest Expense
Short-term debt	—	—	—	(68)	4,904	(5.55)%
Long-term debt	(1,502)	147,430	(4.08)%	(2,233)	146,480	(6.10)%
Total Interest Expense	(1,502)			(2,301)
Net Interest Income	20,009			23,685
Market valuation adjustments, net	(31,595)			(31,349)
Net Interest Loss After MVA at Redwood	$(11,586)			$(7,664)

	Six Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$113	$2,765	8.17%	$175	$4,013	8.72%
Trading securities	3,844	4,934	155.80%	5,508	31,194	35.31%
Available-for-sale securities	38,416	344,537	22.30%	49,110	361,033	27.21%
Cash and cash equivalents	121	266,235	0.09%	3,663	222,119	3.30%
Total Interest Income	42,494			58,456
Management fees	1,877			2,932
Interest Expense
Short-term debt	—	—	—	(250)	9,116	(5.48)%
Long-term debt	(3,310)	147,312	(4.49)%	(4,766)	146,420	(6.51)%
Total Interest Expense	(3,310)			(5,016)
Net Interest Income	41,061			56,372
Market valuation adjustments, net	(57,882)			(198,010)
Net Interest Loss After MVA at Redwood	$(16,821)			$(141,638)

Net interest loss after MVA at Redwood was a loss of $12 million in the second quarter of 2009 as compared to a loss of $8 million in the second quarter of 2008, an increase in the loss of $4 million. The primary reason for the increase was a $4 million decrease in the net interest income earned on assets, primarily due to the adoption of FSP 115-2 this quarter, as explained further below.

Net interest loss after MVA at Redwood was $17 million in the first half of 2009 as compared to $142 million in the first half of 2008, a decrease in loss of $125 million. The primary reason for the lower loss was a decrease in negative MVA of $140 million in the first six months of 2009 over the first six months of 2008. We detail MVA in a separate Mark-to-Market Adjustments section below.

Net interest income at Redwood was $20 million in the second quarter of 2009 as compared to $24 million in the second quarter of 2008, a decline of $4 million. Although interest income on senior securities rose by $11 million (we acquired $438 million residential securities during the first half of 2009), interest income on subordinate securities declined by $14 million primarily due to our adoption of a new accounting standard (FSP 115-2). This new standard resulted in the reclassification of $58 million of impairments on securities that were previously recorded through our income statement, which increased our cost basis in these securities and decreased their yields, lowering interest income. This accounting change had no impact on our reported cash flow or book value.

Net interest income at Redwood was $41 million in the first half of 2009 as compared to $56 million in the first half of 2008, a decline of $15 million. The primary reasons for this decline included lower yields on our subordinate securities as a result of the adoption of FSP 115-2, reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities, and lower interest income on our cash holdings.

Interest income at Redwood was $21 million in the second quarter of 2009, as compared to $25 million in the second quarter of 2008, a decline of $4 million. Similarly, interest income at Redwood decreased to $43 million in the first half of 2009, as compared to $59 million in the first half of 2008, a decline of $16 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 9 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(22)	$(5)	$(27)
Trading securities	(1,082)	637	(445)
Available-for-sale securities	5,981	(8,160)	(2,179)
Cash and cash equivalents	191	(1,541)	(1,350)
Total Interest Income	$5,068	$(9,069)	$(4,001)

	Change in Interest Income Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(54)	$(8)	$(62)
Trading securities	(4,637)	2,973	(1,664)
Available-for-sale securities	(2,244)	(8,450)	(10,694)
Cash and cash equivalents	728	(4,270)	(3,542)
Total Interest Income	$(6,207)	$(9,755)	$(15,962)

Interest income declined in the second quarter and first half of 2009 as compared to the second quarter and first half of 2008, respectively, primarily due lower yields on subordinate securities as a result of the adoption of FSP 115-2, reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities, and lower interest income on our cash holdings. These declines were partially offset by a higher volume of securities at Redwood due to acquisitions. Interest income on AFS securities was $20 million and $38 million, respectively, for the three and six months ended June 30, 2009, as compared to $22 million and $49 million, respectively, for the three and six months ended June 30, 2008.

The following table presents the components of the interest income we earned on AFS securities in the three and six months ended June 30, 2009 and 2008.

Table 10 Interest Income — AFS Securities at Redwood

					Yield as a Result of(1)
Three Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior
Residential	$5,808	$6,274	$12,082	$332,066	7.00%	7.56%	14.56%
Re-REMIC
Residential	560	13	573	26,419	8.48%	0.20%	8.68%
Subordinate
Residential	7,268	(1,951)	5,317	44,856	64.81%	(17.40)%	47.41%
Commercial	3,387	(1,788)	1,599	25,006	54.18%	(28.60)%	25.58%
CDO	121	(25)	96	21	2,304.76%	(476.19)%	1,828.57%
Total Subordinate	10,776	(3,764)	7,012	69,883	61.68%	(21.54)%	40.14%
Total AFS Securities	$17,144	$2,523	$19,667	$428,368	16.01%	2.36%	18.37%

					Yield as a Result of(1)
Three Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior
Residential	$537	$708	$1,245	$62,082	3.46%	4.56%	8.02%
Subordinate
Residential	9,744	6,479	16,223	200,751	23.31%	15.50%	38.81%
Commercial	6,278	(2,123)	4,155	183,446	23.62%	(7.99)%	15.63%
CDO	223	—	223	1,576	128.72%	—	128.72%
Total Subordinate	16,245	4,356	20,601	385,773	23.70%	6.35%	30.05%
Total AFS Securities	$16,782	$5,064	$21,846	$447,855	19.96%	6.02%	25.98%

					Yield as a Result of(1)
Six Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior
Residential	$8,595	$9,596	$18,191	$248,596	6.91%	7.72%	14.63%
Re-REMIC
Residential	560	13	573	13,282	8.43%	0.20%	8.63%
Subordinate
Residential	15,959	1,489	17,448	47,001	67.91%	6.34%	74.25%
Commercial	7,937	(5,838)	2,099	35,635	44.55%	(32.77)%	11.78%
CDO	131	(25)	106	23	1,139.13%	(217.39)%	921.74%
Total Subordinate	24,027	(4,374)	19,653	82,659	58.14%	(10.58)%	47.56%
Total AFS Securities	$33,182	$5,235	$38,417	$344,537	19.26%	3.04%	22.30%

					Yield as a Result of(1)
Six Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior
Residential	$537	$708	$1,245	$31,041	3.46%	4.56%	8.02%
Subordinate
Residential	20,235	18,112	38,347	183,978	22.00%	19.69%	41.69%
Commercial	12,801	(3,646)	9,155	144,880	17.67%	(5.03)%	12.64%
CDO	363	—	363	1,134	64.05%	—	64.05%
Total Subordinate	33,399	14,466	47,865	329,992	20.24%	8.77%	29.01%
Total AFS Securities	$33,936	$15,174	$49,110	$361,033	18.80%	8.41%	27.21%

(1)	Cash flows from our CDO’s can be very sporadic and, to some extent, unexpected. The fair value of these assets is close to zero and any interest income results in unusually high-reported yields that are not sustainable.

The most significant economic factors affecting the performance of residential securities are the rate of principal repayments and the timing and amount of credit losses. In general, higher prepayment speeds benefit securities that we buy at a significant discount to face value. Average prepayment speeds on prime residential securities increased to 20% CPR in the second quarter of 2009, as compared to 18% CPR in the second quarter of 2008. There are generally no prepayments on commercial securities. Serious delinquencies (loans that are 90+ days delinquent) on prime residential subordinate securities, where we are less insulated from credit losses, were 3.13% of current balances as of June 30, 2009, as compared to 1.59% of current balances as of December 31, 2008. Serious delinquencies on commercial subordinate securities (loans that are 60+ days delinquent) were 2.48% of current balances as of June 30, 2009, as compared to 1.15% of current balances as of December 31, 2008.

The following table details how interest expense at Redwood changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 11 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(68)	$—	$(68)
Long-term debt	14	(745)	(731)
Total Interest Expense	$(54)	$(745)	$(799)

	Change in Interest Expense Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(250)	$—	$(250)
Long-term debt	29	(1,485)	(1,456)
Total Interest Expense	$(221)	$(1,485)	$(1,706)

Interest expense decreased primarily because the benchmark LIBOR interest rates on our long term debt have declined since first quarter of 2008.

The following table presents the components of operating expenses at Redwood for the three and six months ended June 30, 2009 and 2008.

Table 12 Operating Expenses at Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Fixed compensation expense	$3,572	$4,648	$7,600	$10,322
Variable compensation expense	1,132	330	1,688	2,187
Equity compensation expense	2,337	3,502	4,132	6,808
Severance expense	—	—	28	—
Total compensation expense	7,041	8,480	13,448	19,317
Systems	1,233	2,501	2,826	4,643
Due diligence	4	8	11	18
Office costs	1,675	1,619	3,426	3,133
Accounting and legal	421	1,495	980	2,596
Other operating expenses	395	152	617	897
Total Operating Expenses	$10,769	$14,255	$21,308	$30,604

Operating expenses in the second quarter of 2009 were lower than for the same period in 2008 primarily due to a decrease in compensation expenses, stemming from the decrease in headcount reductions over the past year. Lower system development and consulting costs and fewer non-recurring legal expenses also contributed to the decline.

The following table details the components of realized gains, net for the three and six months ended June 30, 2009 and 2008.

Table 13 Realized Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Realized gains (losses) on sales of:
Real estate loans	$—	$—	$—	$(3)
Real estate securities	6,861	1,831	7,199	1,831
Interest rate agreements	—	—	—	—
Total gains (losses) on sales	6,861	1,831	7,199	1,828
Net gains on repurchase of Sequoia ABS	—	926	—	926
Net gains on extinguishment of debt	93	—	218	—
Net gains on calls	—	(43)	—	(1)
Gains on deconsolidation	18,571	—	18,571	—
Total Realized Gains, Net	$25,525	$2,714	$25,988	$2,753

Realized gains, net were $26 million during the second quarter of 2009 as compared to $3 million during second quarter of 2008. The $23 million increase from $3 million for the six months ended June 30, 2008 to $26 million for the six months ended June 30, 2009, primarily stems from a $19 million gain on the deconsolidation of Sequoia interests, as well as increased gains on sales of securities.

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

Net interest income at the Fund was $2 million in the second quarter of 2009 and 2008. The following table presents the components of interest income at the Fund during the three and six months ended June 30, 2009 and 2008.

Table 14 Interest Income — AFS Securities at the Fund

					Yield as a Result of
Three Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$186	$1,008	$1,194	$36,255	2.05%	11.12%	13.17%
Subordinate
Residential	81	201	282	11,145	2.91%	7.21%	10.12%
CDO	240	132	372	10,654	9.01%	4.96%	13.97%
Total Subordinate	321	333	654	21,799	5.89%	6.11%	12.00%
Total AFS Securities	$507	$1,341	$1,848	$58,054	3.49%	9.24%	12.73%

					Yield as a Result of
Three Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$223	$297	$520	$23,742	3.76%	5.00%	8.76%
Subordinate
Residential	170	441	611	7,215	9.43%	24.45%	33.88%
CDO	761	456	1,217	25,226	12.07%	7.23%	19.30%
Total Subordinate	931	897	1,828	32,441	11.48%	11.06%	22.54%
Total AFS Securities	$1,154	$1,194	$2,348	$56,183	8.22%	8.50%	16.72%

					Yield as a Result of
Six Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$393	$2,816	$3,209	$36,429	2.16%	15.46%	17.62%
Subordinate
Residential	167	488	655	11,535	2.90%	8.46%	11.36%
CDO	557	242	799	12,210	9.12%	3.96%	13.08%
Total Subordinate	724	730	1,454	23,745	6.10%	6.15%	12.25%
Total AFS Securities	$1,117	$3,546	$4,663	$60,175	3.71%	11.79%	15.50%

					Yield as a Result of
Six Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$223	$297	$520	$16,076	2.77%	3.69%	6.46%
Subordinate
Residential	251	760	1,011	2,120	23.68%	71.70%	95.38%
CDO	1,685	890	2,575	26,485	12.72%	6.72%	19.44%
Total Subordinate	1,936	1,650	3,586	28,605	13.54%	11.54%	25.08%
Total AFS Securities	$2,159	$1,947	$4,106	$44,681	9.66%	8.72%	18.38%

The following table details the components of the change in interest income at the Fund that were attributable to changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 15 Interest Income at the Fund — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Available-for-sale securities	$78	$(578)	$(500)
Cash and cash equivalents	(59)	(13)	(72)
Total Interest Income	$19	$(591)	$(572)

	Change in Interest Income Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Available-for-sale securities	$1,424	$(867)	$557
Cash and cash equivalents	(57)	(30)	(87)
Total Interest Income	$1,367	$(897)	$470

The decline in interest income is primarily attributed to reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities.

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

The following table presents the net interest (loss) income after provision and MVA at Sequoia for the three and six months ended June 30, 2009 and 2008.

Table 16 Net Interest (Loss) Income after Provision and MVA at Sequoia

Three Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$34,158	$(3,989)	$30,169	$4,305,159	2.80%
Cash and cash equivalents	(1)	—	(1)	370	(1.08)%
Total Interest Income	34,157	(3,989)	30,168
Interest Expense
ABS issued	(23,165)	(199)	(23,364)	4,211,937	(2.22)%
Interest rate agreements	(21)	—	(21)
Total Interest Expense	(23,186)	(199)	(23,385)
Net Interest Income	10,971	(4,188)	6,783
Provision for loan losses	(14,545)	—	(14,545)
Market valuation adjustments, net	(1,058)	—	(1,058)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$(4,632)	$(4,188)	$(8,820)

Three Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$82,528	$(10,215)	$72,313	$6,483,477	4.46%
Cash and cash equivalents	18	—	18	328	10.97%
Total Interest Income	82,546	(10,215)	72,331
Interest Expense
ABS issued	(66,720)	(159)	(66,879)	6,349,662	(4.21)%
Interest rate agreements	(157)	—	(157)
Total Interest Expense	(66,877)	(159)	(67,036)
Net Interest Income	15,669	(10,374)	5,295
Provision for loan losses	(10,061)	—	(10,061)
Market valuation adjustments, net	(974)	—	(974)
Net Interest Income (Loss) After Provision and MVA at Sequoia	$4,634	$(10,374)	$(5,740)

Six Months Ended June 30, 2009 (Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$75,250	$(11,448)	$63,802	$4,435,959	2.88%
Cash and cash equivalents	1	—	1	337	0.59%
Total Interest Income	75,251	(11,448)	63,803
Interest Expense
ABS issued	(48,039)	(417)	(48,456)	4,336,449	(2.23)%
Interest rate agreements	(42)	—	(42)
Total Interest Expense	(48,081)	(417)	(48,498)
Net Interest Income	27,170	(11,865)	15,305
Provision for loan losses	(30,577)	—	(30,577)
Market valuation adjustments, net	(1,758)	—	(1,758)
Net Interest (Loss) Income After Provision and MVA at Sequoia	$(5,165)	$(11,865)	$(17,030)

Six Months Ended June 30, 2008 (Dollars in Thousands)	Interest Income	(Premium) Discount Amortization	Total Interest Income	Average Amortized Cost	Yield
Interest Income
Real estate loans	$185,191	$(17,724)	$167,467	$6,689,503	5.01%
Cash and cash equivalents	47	—	47	404	23.28%
Total Interest Income	185,238	(17,724)	167,514
Interest Expense
ABS issued	(149,388)	(69)	(149,457)	6,547,610	(4.57)%
Interest rate agreements	(313)	—	(313)
Total Interest Expense	(149,701)	(69)	(149,770)
Net Interest Income	35,537	(17,793)	17,744
Provision for loan losses	(18,119)	—	(18,119)
Market valuation adjustments, net	(1,392)	—	(1,392)
Net Interest Income (Loss) After Provision and MVA at Sequoia	$16,026	$(17,793)	$(1,767)

Net interest (loss) income after provision and MVA at Sequoia was a loss of $9 million in the second quarter of 2009 as compared to a loss of $6 million in the second quarter of 2008, an increase in loss of $3 million. Net interest (loss) income after provision and MVA at Sequoia was a loss of $17 million in the first half of 2009 as compared to loss of $2 million in the first half of 2008, a decrease in loss of $15 million. The primary reason for these declines was higher loan loss provision expenses recorded during 2009.

The provision for loan losses was $15 million and $31 million for the three and six months ended June 30, 2009, respectively, as compared to $10 million and $18 million for the three and six months ended June 30, 2008, respectively. The allowance for loan losses increased to $46 million, or 1.16% of the residential loan balance, at June 30, 2009, from $33 million, or 0.52% at June 30, 2008. Serious delinquencies (90+ days delinquent) increased to $141 million, or 3.57% of residential loan balances at June 30, 2009, from $118 million, or 1.87%, at June 30, 2008.

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

During the second quarter of 2009, we sold variable interests in a Sequoia securitization issued during 2006 and determined that upon completion of a FAS 140 and FIN 46(R) accounting analysis we should derecognize the associated assets and liabilities of this securitization for financial reporting purposes. We deconsolidated $439 million of real estate loans and other assets and $458 million of ABS issued and other liabilities. The net effect of these transactions associated with this deconsolidation was a $19 million increase in realized gains, net, which was recorded to our consolidated statement of income (loss) as of June 30, 2009. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at June 30, 2009.

Net interest income at Sequoia was $7 million in the second quarter of 2009 as compared to $5 million in the second quarter of 2008, an increase of $2 million. The reason for this increase was a widening spread between income and expense yields.

Interest income at Sequoia was $30 million in the second quarter of 2009, as compared to $72 million in the second quarter of 2008, a decline of $42 million. Similarly, interest income at Sequoia decreased from $168 million in the first half of 2008, to $64 million in the first half of 2009. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 17 Interest Income at Sequoia — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(24,296)	$(17,848)	$(42,144)
Cash and cash equivalents	2	(21)	(19)
Total Interest Income	$(24,294)	$(17,869)	$(42,163)

	Change in Interest Income Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(56,416)	$(47,249)	$(103,665)
Cash and cash equivalents	(8)	(38)	(46)
Total Interest Income	$(56,424)	$(47,287)	$(103,711)

Interest income declined during the second quarter and first half of 2009 because of lower volume and lower benchmark interest rates as compared to the second quarter and first half of 2008. Average loan balances at Sequoia decreased to $4.3 billion in the second quarter of 2009 and $4.4 billion in the first half of 2009, from $6.5 billion in the second quarter of 2008 and $6.7 billion in the first half of 2008. These declines were due to loan principal repayments, lack of new loan acquisition activity, and the derecognition of certain Sequoia entities during the fourth quarter of 2008. The average prepayment rate for Sequoia loans was 9% during the second quarter of 2009 as compared to 22% in the second quarter of 2008. At June 30, 2009, 95% of loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 5% of loan principal outstanding consisted of hybrid ARMs.

A significant offset to interest income is the loan premium amortization that we expense each period to reduce the net unamortized purchase premium for loans at Sequoia. Loan premium amortization was $4 million for the second quarter of 2009 as compared to $10 million in the second quarter of 2008, and $12 million for the first half of 2009 as compared to $18 million in the first half of 2008. As a percent of gross interest income, loan premium amortization was 13% for the second quarter of 2009 and 14% for the same period of 2008. As a percent of gross interest income, loan premium amortization was 19% for the first six months of 2009 and 11% for the same period of 2008. The amount and timing of periodic amortization has historically been volatile. For the last several years, loan premium amortization has not kept pace with loan prepayments due to the GAAP amortization method we apply for a portion of loans at Sequoia. This method more closely links amortization to short-term interest rates and resulted in lower premium expenses during prior periods when LIBOR increased. Since LIBOR rose slightly during the second quarter of 2009, we expect premium amortization expenses to be slightly lower in the third quarter than in the second quarter.

The following table details how interest expense at Sequoia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 18 Interest Expense at Sequoia — Volume and Rate Changes

	Change in Interest Expense Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(22,569)	$(21,082)	$(43,651)
Total Interest Expense	$(22,569)	$(21,082)	$(43,651)

	Change in Interest Expense Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(50,578)	$(50,694)	$(101,272)
Total Interest Expense	$(50,578)	$(50,694)	$(101,272)

Interest expense declined due to lower average borrowings and lower interest rates during the second quarter and first half of 2009 as compared to the second quarter and first half of 2008. The reduction in volume was due to the derecognition of certain Sequoia entities in the fourth quarter of 2008 and paydowns on ABS issued with no new issuances over the past year.

The following table presents the cost of funds at Sequoia for the three and six months ended June 30, 2009 and 2008.

Table 19 Cost of Funds of Asset-Backed Securities Issued by Sequoia

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008
Interest expense	$23,165	$66,720	$48,039	$149,388
Issuance premium amortization, net	(313)	(1,955)	(648)	(4,138)
Deferred bond issuance amortization	512	2,114	1,065	4,207
Interest rate agreements, net	21	157	42	313
Total ABS Issued Interest Expense	$23,385	$67,036	$48,498	$149,770
Average balance of ABS issued	$4,211,937	$6,349,662	$4,336,449	$6,547,610
Interest expense	2.20%	4.20%	2.22%	4.56%
Issuance premium amortization, net	(0.03)%	(0.12)%	(0.03)%	(0.13)%
Deferred bond issuance amortization	0.05%	0.13%	0.05%	0.13%
Interest rate agreements, net	—	0.01%	—	0.01%
Cost of Funds of ABS Issued	2.22%	4.22%	2.24%	4.57%

Sequoia ABS issued generally pay interest based on one or six-month LIBOR, or in some instances, pass through the weighted average interest earned on the underlying assets. Interest expense declined due to lower average balances of ABS and lower interest rates. Some of the ABS issued was sold at a premium, which we amortize as a component of interest expense over time. We also defer and amortize Sequoia ABS issuance costs over time as a component of interest expense.

Results of Operations — Acacia

Acacia is our brand name for the CDO securitization entities that we sponsor. The assets held by Acacia entities primarily consist of senior securities and some subordinate securities. These securities are backed by prime and non-prime residential real estate loans and commercial real estate loans. Acacia also owns other real estate assets such as real estate CDO securities, corporate debt issued by equity REITs, real estate loans, and synthetic real estate assets. Although our exposure to the assets collateralizing these entities is limited to our investments in each Acacia securitization entity, we are required under GAAP to consolidate the assets and liabilities of Acacia entities on our consolidated balance sheets. Our investment in each Acacia entity is separate and independent, thus diminished performance on one of our investments would have no effect on our investments in the other Acacia entities.

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

The following table presents the net interest (loss) income after MVA at Acacia for the three and six months ended June 30, 2009 and 2008.

Table 20 Net Interest (Loss) Income After MVA at Acacia

	Three Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Average Balance	Yield
Interest Income
Commercial real estate loans	$396	$9,005	17.59%	$373	$18,773	7.95%
Trading securities	22,115	255,511	34.62%	37,924	884,811	17.14%
Other investments	55	56,690	0.39%	514	78,584	2.62%
Cash and cash equivalents	40	54,735	0.29%	678	97,813	2.77%
Total Interest Income	22,606			39,489
Interest Expense
ABS issued	(14,550)	285,698	(20.37)%	(30,037)	986,915	(12.17)%
Interest rate agreement expense	(1,089)			(1,089)
Total Interest Expense	(15,639)			(31,126)
Net Interest Income	6,967			8,363
Market valuation adjustments, net	4,687			(28,173)
Net Interest Income (Loss) After MVA at Acacia	$11,654			$(19,810)

	Six Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income	Average Balance	Yield	Interest Income	Average Balance	Yield
Interest Income
Commercial real estate loans	$668	$10,068	13.27%	$744	$19,578	7.60%
Trading securities	44,218	286,630	30.85%	83,386	1,000,271	16.67%
Other investments	131	65,973	0.40%	1,246	78,632	3.17%
Cash and cash equivalents	125	47,080	0.53%	1,580	113,216	2.79%
Total Interest Income	45,142			86,956
Interest Expense
ABS issued	(34,244)	305,646	(22.41)%	(74,403)	1,106,237	(13.45)%
Interest rate agreement expense	(2,166)			(2,179)
Total Interest Expense	(36,410)			(76,582)
Net Interest Income	8,732			10,374
Market valuation adjustments, net	(7,680)			(55,023)
Net Interest Income (Loss) After MVA at Acacia	$1,052			$(44,649)

Net interest income after MVA at Acacia was $12 million in the second quarter of 2009 as compared to a loss of $20 million in the second quarter of 2008, an increase of $32 million. The primary reason for this increase was a change from negative MVA of $28 million in 2008 to positive MVA $5 million in 2009. We detail these adjustments in a separate Mark-to-Market Adjustments section below. Net interest income at Acacia was $7 million in the second quarter of 2009 as compared to $8 million in the second quarter of 2008.

Net interest income (loss) after MVA at Acacia was $1 million in the first half of 2009 as compared to a loss of $45 million in the first half of 2008, a decline in loss of $46 million. The primary reason for this increase was a decrease in negative MVA. Negative MVA was decreased by $47 million in the first half of 2009 compared to the first half of 2008. We detail these adjustments in a separate Mark-to-Market Adjustments section below. Net interest income at Acacia was $9 and $10 million for the six months ended June 30, 2009 and 2008, respectively, as lower interest income was offset by lower interest expense.

We received $1 million of cash distributions from our Acacia equity investments during the second quarter of 2009. As of the second quarter of 2009, nine of ten Acacia equity investments stopped receiving cash distributions due to performance deficiencies (consisting primarily of rating agency downgrades on securities held at Acacia entities), which significantly affected the yield we expect to earn on these investments.

Interest income at Acacia was $23 million in the second quarter of 2009, as compared to $39 million in the second quarter of 2008, a decline of $16 million. Similarly, interest income declined over the first six months of the 2009 by $42 million, from $87 million in the first half of 2008, to $45 million in first half of 2009. The following tables detail how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 21 Interest Income at Acacia — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(194)	$217	$23
Trading securities	(26,972)	11,163	(15,809)
Other investments	(143)	(316)	(459)
Cash and cash equivalents	(299)	(339)	(638)
Total Interest Income	$(27,608)	$10,725	$(16,883)

	Change in Interest Income Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(361)	$285	$(76)
Trading securities	(59,492)	20,324	(39,168)
Other investments	(201)	(914)	(1,115)
Cash and cash equivalents	(923)	(532)	(1,455)
Total Interest Income	$(60,977)	$19,163	$(41,814)

Interest income declined primarily because of lower volume due to declining market values on securities which reduced average balances. Partially offsetting lower volume is that the yields we accrete on many securities have increased as a result of lower market values, despite generally lower short-term LIBOR index rates during the second quarter and first half of 2009 as compared to the second quarter and first half of 2008.

Interest expense at Acacia was $16 million in the second quarter of 2009, as compared to $31 million in the second quarter of 2008, a decline of $15 million. Similarly, interest expense decreased over the first six months of the year by $40 million, from $77 million in the first half of 2008, to $37 million in first half of 2009. The following table details how interest expense at Acacia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 22 Interest Expense at Acacia — Volume and Rate Changes

	Change in Interest Expense Three Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(22,115)	$6,628	$(15,487)
Total Interest Expense	$(22,115)	$6,628	$(15,487)

	Change in Interest Expense Six Months Ended June 30, 2009 vs. June 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued	$(55,423)	$15,251	$(40,172)
Total Interest Expense	$(55,423)	$15,251	$(40,172)

Interest expense declined primarily because of lower volume due to lower average borrowings. Although interest rates have generally been lower during the second quarter of 2009 than the second quarter of 2008, the market value decreases on Acacia liabilities have increased the yields we recognize for interest expense.

Mark-to-Market Adjustments

Mark-to-market adjustments are changes in the fair values of financial assets and liabilities, and real estate owned (REO) properties. Fair values reported for our assets and liabilities (except for those held at historical cost) reflect an “exit price,” or the amount we believe we would realize if we sold an asset or would pay if we repurchased a liability in an orderly transaction. This is the required accounting standard even if we have no intention to sell assets or repurchase liabilities. Establishing market values is inherently subjective given the volatile and illiquid markets for our real estate assets and liabilities and requires us to make a number of assumptions, including future interest rates, prepayment rates, discount rates, credit loss rates, and timing of credit losses. The assumptions we apply are specific to each asset or liability.

The following tables show the consolidating impact of MTM adjustments on our balance sheet and income statement for the three and six months ended June 30, 2009 and 2008. The balance sheet MTM adjustments are broken out between changes in the other comprehensive income (OCI) equity account that occurred during the quarter and the one-time FSP 115-2 reclassification.

Table 23 Mark-to-Market Adjustments Impact on Consolidating Income Statement and Balance Sheet

	Three Months Ended June 30, 2009
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Balance Sheet Impact
FSP 115-2 Adjustment	$(58)	$(3)	$—	$—	$(61)
Net change in OCI	66	3	—	—	69
Total balance sheet impact	8	—	—	—	8
Income Statement Impact
Market valuation adjustments, net
Fair value assets and liabilities	—	—	(1)	5	4
Impairment on AFS securities	(32)	(1)	—	—	(33)
Total income statement impact	(32)	(1)	(1)	5	(29)
Total Mark-to-Market Adjustments	$(24)	$(1)	$(1)	$5	$(21)

	Three Months Ended June 30, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Balance Sheet Impact
Net change in OCI	$27	—	$—	$—	$27
Income Statement Impact
Market valuation adjustments, net
Fair value assets and liabilities	(2)	—	(1)	(29)	(32)
Impairment on AFS securities	(29)	—	—	—	(29)
Total income statement impact	(31)	—	(1)	(29)	(61)
Total Mark-to-Market Adjustments	$(4)	—	$(1)	$(29)	$(34)

	Six Months Ended June 30, 2009
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Balance Sheet Impact
FSP 115-2 Adjustment	$(58)	$(3)	$—	$—	$(61)
Net change in OCI	38	(1)	—	—	37
Total balance sheet impact	(20)	(4)	—	—	(24)
Income Statement Impact
Market valuation adjustments, net
Fair value assets and liabilities	(1)	—	(2)	(7)	(10)
Impairment on AFS securities	(57)	(5)	—	—	(62)
Total income statement impact	(58)	(5)	(2)	(7)	(72)
Total Mark-to-Market Adjustments	$(78)	$(9)	$(2)	$(7)	$(96)

	Six Months Ended June 30, 2008
(In Millions)	Redwood	The Fund	Sequoia	Acacia	Total
Balance Sheet Impact
Net change in OCI	$48	—	$—	$—	$48
Income Statement Impact
Market valuation adjustments, net
Fair value assets and liabilities	(25)	—	(1)	(56)	(82)
Impairment on AFS securities	(173)	—	—	—	(173)
Total income statement impact	(198)	—	(1)	(56)	(255)
Total Mark-to-Market Adjustments	$(150)	—	$(1)	$(56)	$(207)

The accounting rules that determine the timing and amount of market valuation adjustments recorded to our financial statements are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period.

Understanding mark-to-market (MTM) adjustments is further complicated this quarter by the adoption of FSP 115-2. As prescribed by FSP 115-2, for the three months ended June 30, 2009, we recognized the credit component of an other-than-temporary impairment (OTTI) of debt securities in earnings and the noncredit component of an OTTI in OCI for securities that we do not intend to sell and it is more likely than not that we will not be required to sell them prior to recovery. As part of the adoption of FSP 115-2, we evaluated $450 million of previous OTTI on securities that had been fully recorded through earnings (using previous GAAP) and recorded a one-time cumulative-effect adjustment of $61 million, net-of-tax, to reclassify the non-credit component of these impairments to OCI. This adjustment effectively increased retained earnings and decreased OCI, resulting in zero net impact to our reported GAAP equity. However, the decrease to OCI is a component of the MTM adjustments recorded through our balance sheet.

As a result of the one-time adjustment required upon adoption of this new accounting principle, our total MTM adjustments were negative. This occurred even though, in aggregate, the market value of our portfolio of assets and liabilities increased during the second quarter. The current period’s credit component of OTTI also impacts the MTM recognized through the balance sheet. When an asset is deemed other-than-temporarily impaired, the impairment charge may include amounts that had already been included in our balance sheet. In the second quarter, $21 million of the total $33 million in impairments had previously been recognized as a reduction in book value.

Mark-to-Market Adjustments at Redwood

At Redwood, we classify most securities (excluding our investments in Sequoia and Acacia) as AFS and report these securities at their fair values in accordance with FAS 115. The table below illustrates the change in fair values during the second quarter of 2009.

Table 24 Pricing Summary of Securities at Redwood

	Q1 2009 and Prior Acquisitions(1)			Q2 2009 Acquisitions(1)
	Fair Value as Percent of Face at:		Percentage Change in Price(2)	Fair Value as Percent of Face at 6/30/2009	Acquisition Price	Percentage Change in Price(2)
	6/30/2009	3/31/2009
Residential Senior
Prime	64%	53%	21%	69%	66%	5%
Non-prime	42%	40%	5%	69%	66%	5%
Residential Re-REMIC	—	—	—	23%	24%	(4)%
Residential Subordinate
Prime	6%	7%	(14)%	5%	6%	(17)%
Non-prime	1%	1%	—	—	—	—
Commercial Subordinate	3%	5%	(40)%	—	—	—
CDO Subordinate	10%	11%	(9)%	—	—	—

(1)	Only includes securities still held at June 30, 2009.
(2)	This represents the percentage changes in prices by security type for the three months ended June 30, 2009, or since acquisition. These price changes are specific to our portfolio and may not be indicative of the price changes in the market in general.

In aggregate, the value of these securities increased $18 million during the second quarter of 2009, although net mark-to-market adjustments were negative for the quarter primarily due to our adoption of FSP 115-2. Net mark-to-market adjustments were negative $24 million and negative $78 million for the three and six months ended June 30, 2009, respectively, as compared to negative $4 million and negative $150 million for three and six months ended June 30, 2008, respectively. We recorded $32 million of the total mark-to-market adjustments as other-than-temporary impairments through our income statement for the three months ended June 30, 2009, primarily due to changes in the market’s expectation of cash flows and credit. We continue to expect impairments to occur and the levels of impairments may vary significantly from quarter to quarter.

The following tables detail the mark-to-market adjustments on Redwood securities by underlying collateral type and by vintage for the three and six months ended June 30, 2009.

Table 25 Mark-to-Market Adjustments by Underlying Collateral Type at Redwood

	Three Months Ended June 30, 2009
	Securities			FSP 115-2 Adjustment
(In Millions)	Senior	Re-REMIC	Subordinate		Total
Residential
Prime	$20	$(1)	$7	$(52)	$(26)
Non-prime	14	—	—	(6)	8
Residential total	34	(1)	7	(58)	(18)
Commercial	—	—	(6)	—	(6)
CDO	—	—	—	—	—
Interest rate agreements & other derivatives	—	—	—	—	—
Total Mark-to-Market Adjustments	$34	$(1)	$1	$(58)	$(24)

	Six Months Ended June 30, 2009
	Securities			FSP 115-2 Adjustment
(In Millions)	Senior	Re-REMIC	Subordinate		Total
Residential
Prime	$11	$(1)	$(4)	$(52)	$(46)
Non-prime	(2)	—	(2)	(6)	(10)
Residential total	9	(1)	(6)	(58)	(56)
Commercial	—	—	(21)	—	(21)
CDO	—	—	(1)	—	(1)
Interest rate agreements & other derivatives	—	—	—	—	—
Total Mark-to-Market Adjustments	$9	$(1)	$(28)	$(58)	$(78)

Table 26 Mark-to-Market Adjustments by Vintage on Securities at Redwood

Three Months Ended June 30, 2009

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	FSP 115-2 Adjustment	Total
Mark-to-Market Adjustments	$12	$21	$(1)	$2	—	$(58)	$(24)

Six Months Ended June 30, 2009

	Vintage
(In Millions)	2004 & Earlier	2005	2006	2007	2008	FSP 115-2 Adjustment	Total
Mark-to-Market Adjustments	—	$1	$(11)	$(10)	—	$(58)	$(78)

Mark-to-Market Adjustments at the Fund

At June 30, 2009, all of the investments held by the Fund were classified as AFS securities. During the second quarter of 2009, there were $1 million of negative mark-to-market adjustments recognized through the income statement, all of which were deemed other-than-temporary impairments. During the first half of 2009, there were $9 million of negative mark-to-market adjustments, of which negative $5 million were deemed other-than-temporary impairments.

The following tables detail the mark-to-market adjustments on securities at the Fund by underlying collateral type.

Table 27 Market-to-Market Adjustments by Underlying Collateral Type at the Fund

	Three Months Ended June 30, 2009
	Securities		FSP 115-2 Adjustment
(In Millions)	Senior	Subordinate		Total
Residential non-prime	$2	$1	$(2)	$1
CDO	—	(1)	(1)	(2)
Total Mark-to-Market Adjustments	$2	$—	$(3)	$(1)

	Six Months Ended June 30, 2009
	Securities		FSP 115-2 Adjustment
(In Millions)	Senior	Subordinate		Total
Residential non-prime	$(2)	$1	$(2)	$(3)
CDO	—	(5)	(1)	(6)
Total Mark-to-Market Adjustments	$(2)	$(4)	$(3)	$(9)

Mark-to-Market Adjustments at Sequoia

All of the investments held by Sequoia were classified as held-for-investment loans or REO as of June 30, 2009. We had $1 million of negative mark-to-market adjustments during the second quarter of 2009 stemming from a decrease in the fair value of REO.

Mark-to-Market Adjustments at Acacia

During the second quarter of 2009, the net change in fair values of Acacia assets and liabilities was positive $5 million. During the first half of 2009, the net change in fair values of Acacia assets and liabilities was negative $7 million.

Table 28 Mark-to-Market Adjustments by Underlying Collateral Type at Acacia

	Three Months Ended June 30, 2009
(In Millions)	Senior	Subordinate	Loans, Liabilities & Derivatives	Total
Residential
Prime	$1	$5	$—	$6
Non-prime	1	6	—	7
Residential total	2	11	—	13
Commercial	—	—	(2)	(2)
CDO	—	(1)	—	(1)
Interest rate agreements & other derivatives	—	—	24	24
ABS Issued	—	—	(29)	(29)
Total Mark-to-Market Adjustments	$2	$10	$(7)	$5

	Six Months Ended June 30, 2009
(In Millions)	Senior	Subordinate	Loans, Liabilities & Derivatives	Total
Residential
Prime	$—	$5	$—	$5
Non-prime	(5)	(1)	—	(6)
Residential total	(5)	4	—	(1)
Commercial	—	(25)	(4)	(29)
CDO	—	(7)	—	(7)
Interest rate agreements & other derivatives	—	—	27	27
ABS Issued	—	—	3	3
Total Mark-to-Market Adjustments	$(5)	$(28)	$26	$(7)

Estimated Taxable (Loss) Income

The following table details our estimated taxable (loss) income and distribution detail for the three and six months ended June 30, 2009 and 2008.

Table 29 Estimated Taxable (Loss) Income and Distributions to Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except per Share Data)	2009	2008	2009	2008
Estimated Taxable (Loss) Income
REIT taxable (loss) income	$(10,379)	$4,414	$(19,080)	$29,148
Taxable REIT subsidiary (loss) income	(1,662)	(762)	(6,508)	326
Total Estimated Taxable (Loss) Income	$(12,041)	$3,652	$(25,588)	$29,474
Distributed to shareholders	$19,382	$25,175	$34,469	$49,899
Undistributed REIT Taxable Income	—	$43,821	—	$43,821
Undistributed REIT Taxable Income Per Share	—	$1.32	—	$1.32

For the three months ended June 30, 2009, we paid a regular quarterly dividend of $0.25. Since we currently expect a tax loss in 2009, the dividends we pay to shareholders in 2009 will likely be characterized as return of capital. Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date. For the three months ended June 30, 2008, we paid $0.75 per share in dividends.

Our estimated taxable income for the second quarter of 2009 was negative $12 million ($0.16 per share) and included $50 million in credit losses. This compared to estimated taxable income for the second quarter of 2008 of positive $4 million ($0.11 per share), which included $30 million of credit losses. We continue to expect credit losses to be the primary factor in our taxable income (loss) results for 2009.

The tables below reconcile our GAAP and tax income for the three and six months ended June 30, 2009 and 2008.

Table 30 Differences between GAAP Net (Loss) Income and Estimated Taxable (Loss) Income

	Three Months Ended June 30, 2009
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest income	$74,261	$49,247	$(25,014)
Interest expense	(39,001)	(1,288)	37,713
Net Interest Income	35,260	47,959	12,699
Provision for loan losses	(14,545)	—	14,545
Realized credit losses	—	(50,142)	(50,142)
Market valuation adjustments, net	(29,135)	—	29,135
Operating expenses	(10,769)	(9,858)	911
Realized gains, net	25,525	—	(25,525)
Benefit from income taxes	514	—	(514)
Less: Net income attributable to noncontrolling interest	127	—	(127)
Net Income (Loss)	$6,723	$(12,041)	$(18,764)
Estimated taxable earnings per share	$0.10	$(0.16)	$(0.26)

	Three Months Ended June 30, 2008
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest income	$137,001	$47,876	$(89,125)
Interest expense	(97,506)	(1,859)	95,647
Net Interest Income	39,495	46,017	6,522
Provision for loan losses	(10,061)	—	10,061
Realized credit losses	—	(30,393)	(30,393)
Market valuation adjustments, net	(60,496)	—	60,496
Operating expenses	(14,255)	(12,481)	1,774
Realized gains, net	2,714	—	(2,714)
Provision for income taxes	(937)	509	1,446
Less: Net income attributable to noncontrolling interest	2,369	—	(2,369)
Net Income (Loss)	$(45,909)	$3,652	$49,561
Estimated taxable earnings per share	$(1.40)	$0.11	$1.51

	Six Months Ended June 30, 2009
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest income	$155,698	$99,730	$(55,968)
Interest expense	(86,642)	(2,618)	84,024
Net Interest Income	69,056	97,112	28,056
Provision for loan losses	(30,577)	—	30,577
Realized credit losses	—	(102,755)	(102,755)
Market valuation adjustments, net	(72,379)	—	72,379
Operating expenses	(21,308)	(19,945)	1,363
Realized gains, net	25,988	—	(25,988)
Benefit from income taxes	409	—	(409)
Less: Net loss attributable to noncontrolling interest	(589)	—	589
Net Income (Loss)	$(28,222)	$(25,588)	$2,634
Estimated taxable earnings per share	$(0.48)	$(0.38)	$0.10

	Six Months Ended June 30, 2008
(In Thousands, Except per Share Data)	GAAP	Tax	Differences
Interest income	$313,066	$104,911	$(208,155)
Interest expense	(224,806)	(3,873)	220,933
Net Interest Income	88,260	101,038	12,778
Provision for loan losses	(18,119)	—	18,119
Realized credit losses	—	(43,957)	(43,957)
Market valuation adjustments, net	(254,425)	—	254,425
Operating expenses	(30,604)	(27,475)	3,129
Realized gains, net	2,753	—	(2,753)
Provision for income taxes	(2,737)	(132)	2,605
Less: Net income attributable to noncontrolling interest	2,624	—	(2,624)
Net Income (Loss)	$(217,496)	$29,474	$246,970
Estimated taxable earnings per share	$(6.65)	$0.90	$7.55

Significant differences between GAAP and tax accounting include: (i) net interest income for tax is higher due to the fact we cannot anticipate future credit losses in determining the current period yield for an asset; we generally amortize more of an asset’s purchase discount into income for tax than for GAAP prior to anticipated credit losses occurring; (ii) for GAAP, we take credit provisions for loan losses while for tax we cannot establish loan loss reserves for future anticipated events; (iii) realized credit losses are expensed when incurred for tax; for GAAP, these losses are anticipated through lower yields on assets or through the loan loss provisions; (iv) the timing, and for some expenses, the amount, of some of our compensation expenses are different under GAAP accounting than for tax accounting; (v) since amortization and impairments differ for GAAP and tax, the GAAP and tax basis on sold assets may differ, resulting in differences in realized gains on sale and, for tax purposes, we net capital losses against capital gains; and, (vi) for tax purposes, we do not consolidate noncontrolling interests as we do under GAAP.

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

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $57 million at June 30, 2009. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $11 million in the first six months of 2009, compared to $18 million for the first six months of 2008. We expect loan premium amortization in the third quarter of 2009 to be lower than the second quarter’s level.

Changes in Discount Amortization for Securities at Redwood and the Fund

The unamortized discount, net of designated credit reserves, for securities owned at Redwood and the Fund was $406 million at June 30, 2009. The amount of periodic discount amortization income we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Discount amortization on securities was $9 million in first six months of 2009, compared to $17 million in the first six months of 2008, illustrating the volatility of this income. We expect discount amortization income in the third quarter of 2009 to be slightly higher than in the second quarter.

Changes in Fair Values of Securities

All of the securities owned at Redwood and consolidated entities are classified as either trading or available-for-sale (AFS) securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of income (loss). Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive (loss) income in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that currently determine other than temporary impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

As of January 1, 2008, we elected to adopt a new accounting standard, FAS 159, to record the assets and liabilities in Acacia and certain other assets at Redwood at fair value with changes in fair value recorded as a component of market valuation adjustments, net, in our consolidated statements of income (loss). We may also elect the fair value option for certain new acquisitions in the future. Our FAS 159 elections significantly reduced the disparity that existed between the GAAP carrying value of our Acacia equity investments and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

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

All derivatives are currently accounted for as trading instruments and their changes in market values flow through our consolidated statements of income (loss). The assets and liabilities we hedge may not be similarly accounted for as our hedging derivatives (e.g., they may be reported at cost, or only impairments may be reported through our consolidated statements of income (loss)). This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their value may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

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

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is only reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income. We are also required to write-down securities that become impaired for GAAP. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At June 30, 2009, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund, Sequoia, and Acacia) was $442 million.

The timing of losses and which loans default will result in volatility in our tax results. As an example, although housing prices continued to decline and delinquencies continued to increase, our credit losses in the second quarter were slightly lower than in the first quarter, and the mix of loans defaulted and our basis in those loans varied. In the second quarter, we had $136 million in face losses, which resulted in $50 million in tax losses, while in the first quarter we had $143 million of face losses, which resulted in $53 million of tax losses. Temporary foreclosure moratoriums, which have since been lifted, may have contributed to this decline in the second quarter. As of June 30, 2009, we had an allowance for loan losses (GAAP) of $48 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that losses will continue and likely increase in the second half of 2009, and thus we continue to expect this year’s taxable income to be negative.

Recognition of Gain on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on sold assets may differ, resulting in differences in gains on sale. In addition, for tax purposes, we are able to net capital losses against gains. Thus, although we sold assets in the second quarter and generated a GAAP gain of $7 million, for tax purposes these sales generated gains of $6 million and were offset by capital losses from prior years. As of June 30, 2009, we still had $17 million of capital losses at the REIT available to offset future capital gains.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we may retain interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $27 million. The return on IO securities is sensitive to prepayments. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Many of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2009 or 2010. If we do call a Sequoia, the remaining tax basis in the IOs is written off creating an ordinary loss at the call date.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP.

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

Table 31 Consolidating Balance Sheet

June 30, 2009 (In Millions)	Redwood Parent Only	The Fund	Sequoia	Acacia	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$3,955	$8	$—	$3,966
Real estate securities, at fair value:
Trading securities	4	—	—	249	—	253
Available-for-sale securities	513	38	—	55	(55)	551
Other investments	—	—	—	47	—	47
Cash and cash equivalents	337	—	—	—	—	337
Investment in the Fund	22	—	—	—	(22)	—
Investment in Sequoia	82	—	—	—	(82)	—
Investment in Acacia	4	—	—	—	(4)	—
Total earning assets	965	38	3,955	359	(163)	5,154
Other assets	22	4	27	78	—	131
Total Assets	$987	$42	$3,982	$437	$(163)	$5,285
Short-term debt	$—	$—	$—	$—	$—	$—
Other liabilities	35	2	2	146	—	185
Asset-backed securities issued – Sequoia	—	—	3,898	—	(55)	3,843
Asset-backed securities issued – Acacia	—	—	—	287	—	287
Long-term debt	150	—	—	—	—	150
Total liabilities	185	2	3,900	433	(55)	4,465
Stockholders’ equity	802	22	82	4	(108)	802
Noncontrolling interest	—	18	—	—	—	18
Total equity	802	40	82	4	(108)	820
Total Liabilities and Equity	$987	$42	$3,982	$437	$(163)	$5,285

At June 30, 2009, our stockholders’ equity totaled $802 million and we had unrestricted cash of $337 million and no short-term debt.

Residential Real Estate Loans at Sequoia and Redwood

We did not acquire any residential real estate loans during the second quarter of 2009. We may resume acquiring residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. Beginning in 2006, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our residential real estate loans activity during the three and six months ended June 30, 2009. Loans are predominantly owned at Sequoia securitization entities and our reported activity is predominantly associated with those loans. The residential loans held at Redwood totaled $2 million at June 30, 2009.

Table 32 Residential Real Estate Loans at Sequoia and Redwood — Activity

(In Millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at beginning of period	$4,531	$4,647
Deconsolidation adjustment	(433)	(433)
Principal repayments	(117)	(202)
Charge-offs, net	2	6
Transfers to REO	(6)	(18)
Premium amortization	(4)	(11)
Provision for credit losses	(15)	(31)
Balance at End of Period	$3,958	$3,958

Our residential real estate loan balance declined to $4.0 billion at June 30, 2009, from $4.6 billion at December 31, 2008. At June 30, 2009, 95% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 5% were hybrid loans.

Real Estate Securities at Redwood

The following table provides details of our real estate securities activity at Redwood for the three and six months ended June 30, 2009.

Table 33 Real Estate Securities Activity at Redwood

Three Months Ended June 30, 2009 (In Millions)	Residential
	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$162	$—	$33	$23	$3	$221
Acquisitions	283	56	2	—	—	341
Sales	(50)	—	—	—	—	(50)
Effect of principal payments	(12)	—	(1)	—	—	(13)
Change in fair value, net	31	(1)	(4)	(7)	(1)	18
Ending Fair Value	$414	$55	$30	$16	$2	$517

Six Months Ended June 30, 2009 (In Millions)	Residential
	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$94	$—	$51	$42	$4	$191
Acquisitions	380	56	2	—	—	438
Sales	(51)	—	—	—	—	(51)
Effect of principal payments	(15)	—	(2)	—	—	(17)
Change in fair value, net	6	(1)	(21)	(26)	(2)	(44)
Ending Fair Value	$414	$55	$30	$16	$2	$517

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

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at June 30, 2009 and December 31, 2008. In aggregate, at June 30, 2009, the fair value of these securities is 25% of face value.

Table 34 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

June 30, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$11	73%	$153	68%	$19	53%	$183	66%
Non-prime	113	70%	102	55%	16	32%	231	58%
Total	124	71%	255	62%	35	41%	414	62%
Residential Re-REMIC	—	—	2	18%	53	24%	55	23%
Residential Subordinate
Prime	19	9%	4	5%	4	3%	27	6%
Non-prime	1	2%	1	9%	1	1%	3	1%
Total	20	9%	5	6%	5	2%	30	5%
Commercial	8	16%	2	2%	6	2%	16	3%
CDO	—	—	2	7%	—	—	2	7%
Total Securities at Redwood	$152		$266		$99		$517

December 31, 2008 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$—	—	$36	61%	$15	47%	$51	56%
Non-prime	—	—	25	41%	18	37%	43	39%
Total	—	—	61	51%	33	41%	94	47%
Residential Subordinate
Prime	33	14%	7	8%	4	3%	44	10%
Non-prime	1	2%	1	4%	5	1%	7	2%
Total	34	12%	8	7%	9	2%	51	6%
Commercial	10	21%	9	7%	23	7%	42	8%
CDO	—	—	4	9%	—	—	4	9%
Total Securities at Redwood	$44		$82		$65		$191

Senior Securities at Redwood

Senior securities have the first right to cash flows from the underlying loans in the securitization and receive principal and interest from the initial distribution. At June 30, 2009, all senior securities owned at Redwood were backed by prime and non-prime residential loans.

The following table presents the components of carrying value (which equals fair value) at June 30, 2009 and December 31, 2008, for residential senior securities.

Table 35 Senior Securities at Redwood

June 30, 2009 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$276	$388
Credit reserve	(4)	(16)
Net unamortized (discount) premium	(91)	(134)
Amortized cost	181	238
Gross unrealized market value gains	14	10
Gross unrealized market value losses	(12)	(18)
Carrying value of AFS securities	183	230
Carrying value of trading securities	—	1
Total Carrying Value of Senior Securities	$183	$231

December 31, 2008 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$90	$100
Credit reserve	—	(4)
Net unamortized (discount) premium	(42)	(42)
Amortized cost	48	54
Gross unrealized market value gains	3	—
Gross unrealized market value losses	—	(12)
Carrying value of AFS securities	51	42
Carrying value of trading securities	—	1
Total Carrying Value of Senior Securities	$51	$43

Our residential senior securities portfolio totaled $414 million at June 30, 2009, an increase from $94 million at December 31, 2008. This increase was the result of net acquisitions of $329 million and increases in fair values, partially offset by paydowns of these securities. Of the $283 million of senior securities acquired in the second quarter of 2009, 43% were prime securities and 57% were non-prime securities.

The following table details our residential senior securities portfolio by the product type and collateral vintage at June 30, 2009 and December 31, 2008.

Table 36 Senior Securities at Redwood — Product and Vintage

June 30, 2009 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
Hybrid	$11	$148	$16	$175
Fixed	—	5	3	8
Total prime	11	153	19	183
Non-prime
Option ARM	—	14	5	19
Hybrid	102	52	5	159
Fixed	11	36	6	53
Total non-prime	113	102	16	231
Total Residential Senior Securities	$124	$255	$35	$414

December 31, 2008 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
Hybrid	—	$36	$13	$49
Fixed	—	—	2	2
Total prime	—	36	15	51
Non-prime
Option ARM	—	19	6	25
Hybrid	—	1	12	13
Fixed	—	5	—	5
Total non-prime	—	25	18	43
Total Residential Senior Securities	—	$61	$33	$94

Re-REMIC Securities at Redwood

A re-REMIC is a re-securitization of asset-backed securities. Depending on the structure of the re-REMIC, the cash flows from, and any credit losses absorbed by, the underlying asset-backed securities can be allocated among the re-REMIC securities issued in the re-securitization transaction in a variety of ways.

In the second quarter of 2009, we purchased $56 million of re-REMIC support securities that had $236 million of face value. These re-REMIC support securities were created by pooling and securitizing one or more prime residential senior securities and they provide credit enhancement for the re-REMIC senior securities that were issued in the same transaction. The structure of these re-REMIC transactions provides that all principal payments from the underlying senior securities are directed to the re-REMIC senior securities until their face value is zero. Thereafter, all principal payments are directed to the re-REMIC support securities. Credit losses on the re-REMIC support securities occur only when credit losses exceed the credit protection provided to the underlying senior securities by the subordinate securities within their respective securitization structures. Both the re-REMIC senior securities and the re-REMIC support securities generally receive interest while any face value is outstanding. The residential re-REMIC securities that we acquired in the second quarter had a fair value of $55 million at June 30, 2009, which includes $1 million of unrealized losses.

The following table presents the components of carrying value (which equals fair value) at June 30, 2009 for residential re-REMIC securities.

Table 37 Re-REMIC Securities at Redwood

June 30, 2009 (In Millions)	Residential Prime
Current face of AFS securities	$236
Credit reserve	(46)
Net unamortized (discount) premium	(134)
Amortized cost	56
Gross unrealized market value gains	—
Gross unrealized market value losses	(1)
Total Carrying Value of Re-REMIC Securities	$55

Subordinate Securities at Redwood

Subordinate securities are those that are not senior or re-REMIC securities. They may be receiving principal and interest and will absorb losses prior to the senior securities. Subordinate securities may be in the first loss position although most of our subordinate securities are in the second through sixth loss position. As a result, we are generally able to acquire these securities at a discount to their face (principal) value. The following table presents the components of carrying value (which equals fair value) at June 30, 2009 and December 31, 2008, for residential and commercial subordinate securities.

Table 38 Subordinate Securities at Redwood

June 30, 2009 (In Millions)	Residential
	Prime	Non-prime	Commercial
Current face of AFS securities	$411	$211	$507
Credit reserve	(320)	(209)	(493)
Net unamortized (discount) premium	(28)	1	—
Amortized cost	63	3	14
Gross unrealized market value gains	1	1	2
Gross unrealized market value losses	(38)	(1)	—
Carrying value of AFS securities	26	3	16
Carrying value of trading securities	1	—	—
Total Carrying Value of Subordinate Securities	$27	$3	$16

December 31, 2008 (In Millions)	Residential
	Prime	Non-prime	Commercial
Current face of AFS securities	$448	$423	$514
Credit reserve	(308)	(419)	(497)
Net unamortized (discount) premium	(91)	—	35
Amortized cost	49	4	52
Gross unrealized market value gains	1	3	2
Gross unrealized market value losses	(7)	—	(12)
Carrying value of AFS securities	43	7	42
Carrying value of trading securities	1	—	—
Total Carrying Value of Subordinate Securities	$44	$7	$42

Residential Subordinate Securities at Redwood

Our residential subordinate securities had a fair value of $30 million at June 30, 2009, a decrease of $21 million from $51 million at December 31, 2008. The primary reason for this decline was negative mark-to-market adjustments and paydowns on these securities during the first half of 2009.

The following table details our residential subordinate securities portfolios by the product type and collateral vintage at June 30, 2009 and December 31, 2008.

Table 39 Residential Subordinate Securities at Redwood — Product and Vintage

June 30, 2009 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	12	4	3	19
Fixed	6	—	1	7
Total prime	19	4	4	27
Non-prime
Option ARM	1	1	1	3
Total non-prime	1	1	1	3
Total Residential Subordinate Securities	$20	$5	$5	$30

December 31, 2008 (In Millions)	Vintage
	2004 & Earlier	2005	2006	Total
Prime
ARM	$3	$—	$—	$3
Hybrid	24	7	2	33
Fixed	6	—	2	8
Total prime	33	7	4	44
Non-prime
Option ARM	1	1	3	5
Hybrid	—	—	1	1
Fixed	—	—	1	1
Total non-prime	1	1	5	7
Total Residential Subordinate Securities	$34	$8	$9	$51

The loans underlying all of our residential subordinate securities totaled $90 billion at June 30, 2009, and consist of $81 billion prime and $9 billion non-prime. These loans are located nationwide with a large concentration in California (46%). During the second quarter of 2009, realized residential credit losses were $127 million of principal value, a rate that equals 56 basis points (0.56%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2009 were 5.30% of current balances. These delinquencies were 3.13% of current balances for loans in prime pools and 25.76% of current balances for loans in non-prime pools.

Commercial Subordinate Securities at Redwood

Our commercial subordinate securities totaled $16 million at June 30, 2009, as compared to $42 million at December 31, 2008, a decline of $26 million. This decline was primarily due to declines in the fair values of securities, as there were no acquisitions or sales of commercial subordinate securities during the first half of 2009. We may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

At June 30, 2009, commercial subordinate securities provided credit enhancement on $48 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans underlying commercial subordinate securities were $1.2 billion at June 30, 2009, an increase of $638 million from December 31, 2008. Although delinquencies in our portfolio are rising in line with overall trends, of our twenty “first-loss” CMBS securities, eight have delinquency rates below 1%. These securities are concentrated in the 2004 and 2005 vintages and generated $1 million of cash flow during the second quarter. We note that delinquency percentages can increase quickly and significantly due to the existence of large commercial loans in these securitizations. Many of the delinquencies are concentrated within a few securities for which we have increased our credit reserves and impaired them through our income statement.

Our credit reserve of $493 million as of June 30, 2009, reflects the anticipation that we will only receive a small amount of principal over the life of these securities. Since commercial securities do not prepay like residential securities, our returns will be based on our receiving interest on the outstanding face value until the anticipated credit losses occur or our cash flow is shut off due to appraisal reductions or special servicing requirements. Realized credit losses on our commercial securities of $5 million were charged against our designated credit reserve during the second quarter. For tax purposes, our deduction for these realized losses was $2 million. This deduction is less than the principal value of credit losses incurred on the underlying loans, as we own our commercial securities at a tax basis that is substantially less than par value.

Securities at the Fund

The fair value of securities held at the Fund was $38 million at June 30, 2009, which includes $20 million of unrealized losses due to declining fair values of securities. We recognized $1 million of other-than-temporary impairments on these securities in the second quarter of 2009. The following table provides information on the activity at the Fund for the three and six months ended June 30, 2009.

Table 40 Securities at the Fund — Activity

Three Months Ended June 30, 2009 (In Millions)	Residential		CDO	Total
	Senior	Subordinate
Beginning fair value	$22	$9	$7	$38
Effect of principal payments	(1)	(1)	—	(2)
Change in fair value, net	2	1	(1)	2
Ending Fair Value	$23	$9	$6	$38

Six Months Ended June 30, 2009 (In Millions)	Residential		CDO	Total
	Senior	Subordinate
Beginning fair value	$27	$10	$11	$48
Effect of principal payments	(2)	(2)	—	(4)
Change in fair value, net	(2)	1	(5)	(6)
Ending Fair Value	$23	$9	$6	$38

The following table presents the carrying value (which equals fair value) as a percent of face value at June 30, 2009 and December 31, 2008, for the securities at the Fund. In aggregate, the fair value of these securities is 25% of principal value at June 30, 2009.

Table 41 Fair Value as Percent of Principal Value for Real Estate Securities at the Fund

June 30, 2009 (Dollars in Millions)	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential
Senior non-prime	$11	50%	$11	32%	$1	21%	$23	37%
Subordinate non-prime	8	54%	1	21%	—	—	9	50%
Total	19	52%	12	32%	1	21%	32	40%
CDO	2	6%	4	13%	—	—	6	9%
Total Securities at the Fund	$21		$16		$1		$38

December 31, 2008 (Dollars in Millions)	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential
Senior non-prime	$11	50%	$14	36%	$2	29%	$27	40%
Subordinate non-prime	10	54%	—	—	—	—	10	54%
Total	21	51%	14	36%	2	29%	37	51%
CDO	5	12%	6	19%	—	—	11	15%
Total Securities at the Fund	$26		$20		$2		$48

Securities at Acacia

The following table provides detail on the activity for securities owned by Acacia entities for the three and six months ended June 30, 2009.

Table 42 Real Estate Securities at Acacia — Activity

Three Months Ended June 30, 2009 (In Millions)	Residential		Commercial	CDO	Total
	Senior	Subordinate
Beginning fair value	$89	$114	$42	$15	$260
Effect of principal payments	(1)	(7)	—	—	(8)
Change in fair value, net	1	(3)	—	(1)	(3)
Ending Fair Value	$89	$104	$42	$14	$249

Six Months Ended June 30, 2009 (In Millions)	Residential		Commercial	CDO	Total
	Senior	Subordinate
Beginning fair value	$103	$142	$68	$21	$334
Effect of principal payments	(7)	(14)	(1)	—	(22)
Change in fair value, net	(7)	(24)	(25)	(7)	(63)
Ending Fair Value	$89	$104	$42	$14	$249

In addition to the $249 million of real estate securities included in the table above, Acacia owned $55 million of ABS issued by Sequoia, $47 million in non-real estate securities, and $8 million in commercial loans at June 30, 2009.

The following table presents the carrying value (which equals fair value) as a percent of face value at June 30, 2009 and December 31, 2008, for securities owned by Acacia entities. In the aggregate, the fair value of these securities is 9% of face value at June 30, 2009.

Table 43 Fair Value as Percent of Principal Value for Securities at Acacia

June 30, 2009 (Dollars in Millions)	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$1	40%	$2	30%	$1	11%	$4	20%
Non-prime	5	41%	5	31%	75	32%	85	33%
Total	6	41%	7	31%	76	32%	89	32%
Residential Subordinate
Prime	26	14%	5	3%	3	2%	34	6%
Non-prime	39	20%	28	8%	3	1%	70	5%
Total	65	17%	33	6%	6	1%	104	6%
Commercial	17	19%	17	9%	8	4%	42	9%
CDO	11	11%	1	2%	2	2%	14	6%
Total Securities at Acacia	$99		$58		$92		$249

December 31, 2008 (Dollars in Millions)	Vintage
	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$5	85%	$3	35%	$4	26%	$12	41%
Non-prime	6	44%	5	33%	80	35%	91	35%
Total	11	57%	8	34%	84	34%	103	36%
Residential Subordinate
Prime	33	16%	8	4%	4	2%	45	7%
Non-prime	50	23%	39	10%	8	1%	97	6%
Total	83	20%	47	8%	12	1%	142	6%
Commercial	22	24%	28	16%	18	10%	68	15%
CDO	16	16%	2	4%	3	3%	21	9%
Total Securities at Acacia	$132		$85		$117		$334

Derivative Financial Instruments

We enter into interest rate agreements to manage some of our interest rate risks. We hold these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At June 30, 2009, Redwood was party to interest rate agreements with an aggregate notional value of $14 million and fair value of negative $2 million. At June 30, 2009 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.6 billion and a fair value of negative $56 million. Derivative obligations of Acacia are payable solely from the assets of the Acacia trusts and are not obligations of Redwood. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of income (loss) through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At June 30, 2009, these CDS had a $47 million notional balance and a fair value of negative $47 million. At December 31, 2008, these CDS had a notional balance of $78 million and a fair value of negative $78 million. During the three and six months ended June 30, 2009, the reference securities underlying our CDS experienced principal losses resulting in a $15 million and $32 million obligation, respectively. The increase in fair value, net of principal losses, on CDS is included in market valuation adjustments, net, in our consolidated statements of income (loss).

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

At June 30, 2009, there was $4.0 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.8 billion of Sequoia ABS issued that were also reported at cost. At June 30, 2009, there was $249 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $287 million of Acacia ABS issued that were also reported at fair value. In total, the assets of these two programs represent 85% of our consolidated earning assets and the liabilities (ABS issued) of these programs represent 92% of our consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three and six months ended June 30, 2009.

Table 44 ABS Issued Activity — Sequoia and Acacia

(In Thousands)	Three Months Ended June 30, 2009
	March 31, 2009	Paydowns	Deconsolidation Adjustment	Amortization	Valuation Adjustments	June 30, 2009
Sequoia ABS issued with principal value, net	$4,395,952	$(118,827)	$(455,430)	$(313)	$—	$3,821,382
Sequoia ABS interest only issued	22,400	—	—	(1,144)	—	21,256
Total Sequoia ABS Issued	4,418,352	(118,827)	(455,430)	(1,457)	—	3,842,638
Acacia ABS Issued	290,645	(35,657)	—	—	31,955	286,943
Total ABS Issued	$4,708,997	$(154,484)	$(455,430)	$(1,457)	$31,955	$4,129,581

(In Thousands)	Six Months Ended June 30, 2009
	December 31, 2008	Paydowns	Deconsolidation Adjustment	Amortization	Valuation Adjustments	June 30, 2009
Sequoia ABS issued with principal value, net	$4,484,595	$(207,135)	$(455,430)	$(648)	$—	$3,821,382
Sequoia ABS interest only issued	23,532	—	—	(2,276)	—	21,256
Total Sequoia ABS Issued	4,508,127	(207,135)	(455,430)	(2,924)	—	3,842,638
Acacia ABS Issued	346,931	(64,491)	—	—	4,503	286,943
Total ABS Issued	$4,855,058	$(271,626)	$(455,430)	$(2,924)	$4,503	$4,129,581

Long-term Debt

In 2006, we issued $100 million of long-term debt in the form trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. In fact, in July 2009 we repurchased $10 million of the $50 million subordinated debt at a cost of $3.4 million, which does not include payment for accrued interest through the date of purchase. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of June 30, 2009, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 45 Contractual Obligations and Commitments as of June 30, 2009

(In Millions)	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Redwood Obligations:
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	150	—	—	—	150
Anticipated interest payments on long-term debt	274	5	13	19	237
Accrued interest payable	1	1	—	—	—
Operating leases	13	2	3	3	5
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$438	$8	$16	$22	$392
Obligations of Securitization Entities:
Consolidated ABS(1)	$6,899	$—	$—	$—	$6,899
Anticipated interest payments on ABS(2)	6,281	137	504	729	4,911
Accrued interest payable	10	10	—	—	—
Total obligations of securitization entities	$13,190	$147	$504	$729	$11,810
Total Consolidated Obligations and Commitments	$13,628	$155	$520	$751	$12,202

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of June 30, 2009.

Accumulated Other Comprehensive (Loss) Income

The following table provides cumulative balances of unrealized gains and losses by the type of investment at June 30, 2009 and December 31, 2008.

Table 46 Cumulative Other Comprehensive (Loss) Income

(In Millions)	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
			Residential	Commercial	CDO
December 31, 2008	$(19)	$—	$(6)	$(10)	$(3)	$(27)	$(65)
Adoption of FSP 115-2	(17)	—	(43)	—	(1)	—	(61)
OTTI recognized in OCI	(1)	—	(6)	—	—	—	(7)
Ending balance of OTTI recognized in OCI	(18)	—	(49)	—	(1)	—	(68)
Net unrealized gain (loss) on real estate securities	8	(1)	8	(6)	(1)	—	8
Reclassification:
Other-than-temporary impairment to net loss	10	—	7	18	1	—	36
Unrealized loss to noncontrolling interest	6	—	1	2	—	—	9
Unrealized loss on interest rate agreements to net loss	—	—	—	—	—	2	2
June 30, 2009	$(13)	$(1)	$(39)	$4	$(4)	$(25)	$(78)

Government Initiatives

Public-Private Investment Program (PPIP)

In March 2009, the FDIC, the Federal Reserve, and the Treasury Department announced the PPIP, a program designed to facilitate the formation of private investment funds to purchase socalled “toxic assets” from financial institutions. By providing equity capital to match privately-raised capital, and with government provided leverage, PPIP was designed to spur the purchase of up to $1 trillion of legacy real estate assets (loans and securities), thereby freeing up bank balance sheets for new lending. In July, the government announced the initial nine asset managers it had selected for the program.

The program is currently expected to be $40 billion in size, which falls short of the original goal. As a result, the program appears able to address only a fraction of the approximately $1.4 trillion of eligible outstanding RMBS. PPIP managers will be able to use modest 2:1 leverage supplied by the government to buy RMBS, which has contributed to (but is not the sole cause of) the recent price rally for senior RMBS. The program appears to be better suited for the CMBS market, since PPIP investment funds can access TALF (see below) and obtain 5:1 leverage for CMBS investments, and this has likely contributed significantly to the stronger rally in prices for TALF-eligible CMBS. Redwood decided not to participate as a PPIP manager in part because the economics were not compelling, but more importantly, because there were significant potential conflicts that could have put limitations on our core business. In the future, PPIP investment funds may compete with us when we are bidding on assets and may also be buyers of assets we sell when we believe prices have outpaced the fundamentals.

Term Asset-Backed Securities Loan Facility (TALF)

In November 2008, the Federal Reserve announced the launch of this $200 billion nonrecourse lending facility. TALF enables investors to borrow from the Federal Reserve to finance the acquisition of eligible ABS. Initially limited to ABS collateralized by new student loans, auto loans, credit card loans, and Small Business Administration loans, TALF was subsequently expanded to include legacy CMBS. There has been a high degree of speculation that TALF will be expanded to include legacy RMBS, although both legacy and newly issued RMBS currently remain ineligible.

The leveraged financing available under TALF appears attractive for eligible assets. Although certain seasoned CMBS are eligible collateral, we are not prepared to acquire these assets at this time. We remain skeptical that seasoned RMBS will become eligible collateral, but we support making newly originated RMBS eligible for TALF because it would help banks (by freeing up capital) and provide additional credit for borrowers, which together would be beneficial for the economy. We would consider using TALF as a source of leverage for RMBS if, and only if, we can get comfortable with the resulting liquidity risk and any operating restrictions that may be imposed by the government. Until additional details are disclosed, we will continue to acquire assets without assuming we will be able to utilize TALF (i.e., based upon unlevered return expectations). So far, TALF’s primary impact on Redwood has been that it has somewhat contributed to the rally in senior RMBS in anticipation of being able to access TALF. Several competitors have announced plans to raise capital and invest in RMBS — again, in advance of RMBS actually being eligible for TALF.

Loan Modification and Refinancing Programs

Various loan modification and refinancing programs have been implemented by the Bush and Obama Administrations and Congress over the past year. These programs provide incentives and safe harbor protections for servicers to modify interest rates, capitalize arrearages, and postpone scheduled repayments of principal. The government has also permitted borrowers to refinance Fannie Mae or Freddie Mac loans with up to a 125% loan-to-value ratio if one of those two entities already owns the risk associated with the borrower’s mortgage.

Modifications have always been a part of securitization structures, but they were subject to strict parameters to protect investors. The current loan modification programs, when coupled with the statutory safe harbor for servicers, may be detrimental to the securitization markets in the long-term, as they potentially undermine contract law. In anticipation of an increase in the number of loan modifications, Redwood has been investing in RMBS backed by loans that we believe are less likely to be impacted (such as prime and seasoned Alt-a loans). Since the beginning of 2008, 10% (by dollar amount) of non-Agency securitized loans have been modified, and the large majority of the modifications have been to subprime (52%) and option ARM (35%) loans, while Alt-a (11%) and prime (2%) loans have suffered few modifications (according to data from JP Morgan).

Obama Administration’s Financial Regulatory Reform Proposal

On June 17, 2009, the Obama Administration unveiled its proposed plan for Financial Regulatory Reform. Many aspects of the reform plan would impact Redwood’s business if they are enacted and implemented as proposed. Two of the most relevant portions of the plan relate to reforming securitization and the future roles of Fannie Mae and Freddie Mac. The provisions of the proposed plan are likely to change as they are debated and subsequently enacted into legislation or implemented by regulators.

Regulatory Reform Plan — Securitization Reform

The reform plan is aimed at strengthening supervision and regulation of securitization markets and proposes several initiatives, including: requiring originators to retain a 5% economic interest in the securitized credit exposure, aligning compensation with longer term performance, increasing transparency, and reforming the credit rating process.

We generally support this part of the plan and take comfort that the Administration recognizes the need to reform and restart securitization, which has proven to be a highly efficient mechanism for financing residential mortgage credit. While Redwood’s business model includes retaining an economic interest in securitizations, we think the proposed 5% retention rule should vary depending on the risk of the underlying assets (which could result in a higher or lower percentage of risk retention) and we expect that industry feedback will result in a more tailored risk retention rule. Restarting the securitization markets and the risk retention rule could be positive for Redwood.

Regulatory Reform Plan — Future of Fannie Mae and Freddie Mac

Another portion of the reform plan is aimed at determining the future role of FannieMae and Freddie Mac, the two largest participants in the residential mortgage financing market, bothof which are currently operating under conservatorship. The reform plan suggests several optionsfor consideration, including: winding down their activities, breaking up their businesses into smallercompanies, or having them operate in a public utility model.

It is difficult to speculate on exactly what the outcome will be for Fannie Mae and Freddie Mac, as their fate will likely depend to a large extent on the state of the housing and credit markets, the economy, and the budget deficit when, and if, any proposal is eventually brought before Congress. Given the enormous size ($11 trillion) of the residential mortgage market, there may not be support for continuing to concentrate substantial mortgage risk within the government through these entities. In fact, under current law and regulation, both entities are required to begin shrinking by 10% per year starting in 2010. On the other hand, they have been one of the primary means through which the federal government has implemented policies aimed at expanding, and making affordable, home ownership — goals which continue to have broad appeal.

Because of their current size and role, any change in Fannie Mae’s and Freddie Mac’s purpose and mandate, or any change in the manner in which they operate and finance themselves, will likely have broad implications for participants in the industry, including potentially positive or negative implications for Redwood.

Critical Accounting Policies

See the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, for a detailed discussion of the Company’s critical accounting policies. Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them. We describe below certain recent accounting pronouncements that will amend the critical accounting policies we apply in future periods.

Recent FASB Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165), which provides guidance on management’s assessment of subsequent events. FAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, as management is responsible for preparing an entity’s financial statements. FAS 165 is not expected to significantly change practice because its guidance is similar to that in auditing standards, with some important modifications. FAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. FAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard required additional disclosures, which can be found in Note 19 of Notes to Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166). FAS 166 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Specifically, FAS 166 (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. FAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. FAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 166 and have not yet determined the impact of adopting this principle. However, given our previous applications of FAS 140 relating to transfers of financial assets to securitization entities (i.e., Sequoia and Acacia), changes to the consolidation criteria prescribed by FAS 166 for such transfers could have a significant impact on our reported results in the future.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167), which amends the consolidation guidance that applies to variable interest entities (VIEs). The amendment changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Accordingly, an enterprise will need to carefully reconsider its previous FIN 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 167 and have not yet determined the impact of adopting this principle. However, given our previous reliance on qualifying special purpose entity designations for third party securitization trusts for which we have invested, our reconsideration of whether we are the primary beneficiary in those trusts as of January 1, 2010, could have a significant impact to our financial statements to the extent we are required to consolidate VIEs that we had not consolidated in the past.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168) which stabiles the Accounting Standards Codification (Codification) as the single source of authoritative GAAP in the United States. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, EITF abstracts, and other accounting literature (“pre-Codification GAAP” or “current GAAP”). The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this standard may constitute a change in the way we reference current GAAP literature, but we do not anticipate adoption of FAS 168 to have a material effect on our consolidated financial statements.

Recent FASB Pronouncement on Other-Than-Temporary Impairments

In April 2009, the FASB issued Financial Statement of Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. Under the FSP, the primary change to the other-than-temporary impairment (OTTI) model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. We adopted this FSP on April 1, 2009.

To evaluate whether a debt security is other-than-temporarily impaired, we first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost, the security is impaired, and we then assess whether we intend to sell the security. If we intend to sell the security, an OTTI is considered to have occurred. Even if we do not intend to sell the security, an OTTI has occurred if we do not expect to recover the entire amortized cost basis (i.e., there is a credit loss). Under this analysis, we compare the present value of the cash flows expected to be collected to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, regardless of whether we will be required to sell the security.

If an OTTI has occurred, we must then determine the amount of the loss to be recorded in earnings. If we intend to sell the security or it is more likely than not that we will be required to sell the security, the entire impairment loss is recorded in earnings. The impairment loss is the difference between the debt security’s amortized cost basis and its fair value as of the measurement date. In contrast, if we (1) do not intend to sell the security and it is not more likely than not that we will be required to sell the security and (2) do not expect to recover the amortized cost basis of the security, the impairment loss is separated into the amount representing the credit loss and the amount related to other factors. The amount of the impairment loss representing the credit loss is recognized in earnings and the amount due to other factors is recognized in other comprehensive income. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. The following diagram details our process for evaluating impairments on AFS securities under FSP 115-2.

Under the FSP, for beneficial interests in securitized financial assets within the scope of EITF 99-20, an entity applies the guidance in paragraph 12(b) of EITF 99-20 to determine the present value of the expected cash flows to be collected in determining credit loss. That is, the entity would discount the estimated cash flows at a rate equal to the current yield used to accrete the beneficial interest.

For available-for-sale securities, any subsequent unrealized changes in the fair value of the security (other than further OTTIs) are recorded in other comprehensive income. For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. That is, a portion of the OTTI recorded in OCI will be amortized out of OCI and will increase the carrying value of the asset until the security matures, is sold, or a subsequent OTTI is recognized in earnings.

FSP 115-2 requires an initial application of the standard to previously other-than-temporarily impaired debt securities (i.e., debt securities that the entity does not intend to sell and that the entity is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassified the noncredit portion of a previously other-than-temporarily impaired debt security held as of the April 1, 2009 from retained earnings to accumulated other comprehensive income. We recorded a $61 million adjustment to accumulated other comprehensive income as a result of our adoption of FSP 115-2.

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

We caution that prepayment rates are difficult to predict or anticipate, and variations in prepayment rates can materially affect our earnings and dividend distribution requirements. ARM prepayment rates, for example, are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. However, for borrowers who have impaired credit or who otherwise do not meet loan underwriting criteria, the ability to refinance (i.e., prepay) a loan even when interest rates decline may be limited.

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

Effect of Government Initiatives on Market Risks

Recent market and economic conditions have been unprecedented and challenging. There are continuing concerns about the overall economy, the systemic impact of inflation or deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, unemployment, and the declining real estate market in the U.S.

These market and economic conditions have spurred government initiatives and interventions designed to address them. Given the size and scope of the government actions, they will affect many of the market risks described above, although the total impact is not yet fully known. As these initiatives are further developed and their effects become more apparent we will continue to seek to take them into account in managing the risks inherent in our business. Please see the “Government Initiatives” section above for further discussion of criteria of these initiatives.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the following risk factor reflects recent developments.

The Obama administration’s Financial Reform Plan may affect our business and operations and could have an adverse effect on our results of operations.

On June 17, 2009, the U.S. Treasury Department released the Obama administration’s framework for financial regulatory reform, which we refer to as the Reform Plan. The Reform Plan proposes a comprehensive set of legislative and regulatory reforms aimed at promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the government with the tools it needs to manage financial crises, and raising international regulatory standards and improving international cooperation. Implementation of the Reform Plan, including changes to the manner in which financial institutions (including government sponsored enterprises Fannie Mae and Freddie Mac), financial products, and financial markets operate and are regulated and in the accounting standards that govern them, could adversely affect our business and results of operations.

As of August 4, 2009, no legislation has been enacted, no regulations have been promulgated, and no accounting standards have been altered in response to the Reform Plan. However, we expect that the Reform Plan will result in new legislation, regulation, and accounting standards in the future, possibly including legislation, regulation, or standards that go beyond the scope of, or differ materially from, the proposals set forth in the Reform Plan. Any new legislation, regulation, or standards affecting financial institutions, financial products, or financial markets could subject us to greater regulatory scrutiny, make it more expensive to conduct our business, increase competition, limit our ability to expand our business, or have an adverse effect on our results of operations, possibly materially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any shares of our common stock. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. There were no repurchases under the new stock repurchase plan during the first half of 2009 and as of June 30, 2009, 4,658,344 shares remained available for repurchase under this plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2009. There were 60,228,058 shares of our common stock entitled to vote at the meeting. During the annual meeting, our stockholders voted to elect George E. Bull, III, Thomas C. Brown, Diane L. Merdian, and Georganne C. Proctor as Class III directors to serve on our Board of Directors until the Annual Meeting of Stockholders in 2012 and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	Votes
Nominee	For	Withheld
George E. Bull, III	53,736,695	1,405,310
Thomas C. Brown	53,461,545	1,680,460
Diane L. Merdian	54,408,783	733,223
Georganne C. Proctor	54,441,764	700,242

In addition, the following directors’ terms in office continue following the Annual Meeting of Stockholders:

Richard D. Baum
Mariann Byerwalter
Douglas B. Hansen
Greg H. Kubicek
Charles J. Toeniskoetter
David L. Tyler

At our Annual Meeting of Stockholders on May 19, 2009, our stockholders also ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2009. The stockholders’ votes with respect to the ratification of Grant Thornton LLP as our independent registered public accounting firm were as follows:

For	Against	Abstentions	Broker Non-Votes
55,029,497	71,685	40,823	—

At our Annual Meeting of Stockholders on May 19, 2009, our stockholders also approved an amendment to our 2002 Employee Stock Purchase Plan. The stockholders’ votes with respect to the approval were as follows:

For	Against	Abstentions	Broker Non-Votes
46,910,662	485,156	177,185	—

At our Annual Meeting of Stockholders on May 19, 2009, our stockholders also approved an amendment to our Charter. The stockholders’ votes with respect to the approval were as follows:

For	Against	Abstentions	Broker Non-Votes
53,770,423	1,219,704	151,878	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
10.1	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.2	Underwriting Agreement, dated May 27, 2009, between Registrant and J.P. Morgan Securities Inc., as representative of the several underwriters (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 29, 2009)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: August 4, 2009	By: /s/ George E. Bull, III George E. Bull, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2009	By: /s/ Martin S. Hughes Martin S. Hughes President, Chief Financial Officer, and Co-Chief Operating Officer (Principal Financial Officer)
Date: August 4, 2009	By: /s/ Christopher J. Abate Christopher J. Abate Managing Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
10.1	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.2	Underwriting Agreement, dated May 27, 2009, between Registrant and J.P. Morgan Securities Inc., as representative of the several underwriters (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 29, 2009)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002