Form 10-Q
period 2009-09-30
REDWOOD TRUST INC
filed 2009-11-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,676,867 shares outstanding as of November 3, 2009

REDWOOD TRUST, INC.

2009 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2009	December 31, 2008
ASSETS
Real estate loans	$3,830,821	$4,659,336
Real estate securities, at fair value:
Trading securities	275,356	339,654
Available-for-sale securities	787,036	232,470
Total real estate securities	1,062,392	572,124
Other investments	28,786	78,244
Cash and cash equivalents	216,771	126,480
Total earning assets	5,138,770	5,436,184
Restricted cash	78,354	53,608
Accrued interest receivable	20,218	31,415
Derivative assets	9,993	3,071
Deferred tax asset	1,827	3,608
Deferred asset-backed securities issuance costs	7,281	9,921
Other assets	28,545	43,942
Total Assets	$5,284,988	$5,581,749
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	7,325	29,417
Derivative liabilities	104,174	177,590
Accrued expenses and other liabilities	71,643	20,118
Dividends payable	19,417	25,103
Asset-backed securities issued – Sequoia	3,728,335	4,508,127
Asset-backed securities issued – Acacia	287,620	346,931
Long-term debt	140,000	150,000
Total liabilities	4,358,514	5,257,286
Equity
Common stock, par value $0.01 per share, 100,000,000 and 75,000,000 authorized; 77,669,067 and 33,470,557 issued and outstanding	777	335
Additional paid-in capital	1,672,588	1,149,393
Accumulated other comprehensive income (loss)	21,175	(56,865)
Cumulative earnings	325,924	266,059
Cumulative distributions to stockholders	(1,113,358)	(1,057,070)
Total stockholders’ equity	907,106	301,852
Noncontrolling interest	19,368	22,611
Total equity	926,474	324,463
Total Liabilities and Equity	$5,284,988	$5,581,749

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Real estate loans	$19,574	$68,400	$84,157	$236,786
Real estate securities	50,708	61,334	141,435	199,390
Other investments	25	487	155	1,733
Cash and cash equivalents	75	971	334	6,349
Total interest income	70,382	131,192	226,081	444,258
Interest Expense
Short-term debt	—	(65)	—	(316)
Asset-backed securities issued	(23,530)	(89,926)	(106,813)	(309,717)
Long-term debt	(1,307)	(2,164)	(4,618)	(6,930)
Total interest expense	(24,837)	(92,155)	(111,431)	(316,963)
Net Interest Income	45,545	39,037	114,650	127,295
Provision for loan losses	(9,998)	(18,333)	(40,576)	(36,452)
Market valuation adjustments on trading instruments	(1,860)	(34,352)	(11,967)	(115,709)
Other-than-temporary impairments(1)	(9,198)	(92,794)	(71,470)	(265,862)
Market valuation adjustments, net	(11,058)	(127,146)	(83,437)	(381,571)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	24,489	(106,442)	(9,363)	(290,728)
Operating expenses	(14,806)	(16,851)	(36,162)	(47,453)
Realized gains, net	17,561	(65)	43,548	2,688
Net income (loss) before provision for income taxes	27,244	(123,358)	(1,977)	(335,493)
Benefit from (provision for) income taxes	247	9,860	656	7,123
Net income (loss)	27,491	(113,498)	(1,321)	(328,370)
Less: Net income (loss) attributable to noncontrolling interest	363	(2,194)	(226)	430
Net Income (Loss) Attributable to Redwood Trust, Inc.	$27,128	$(111,304)	$(1,095)	$(328,800)
Basic earnings (loss) per share:	$0.35	$(3.34)	$(0.02)	$(9.99)
Diluted earnings (loss) per share:	$0.35	$(3.34)	$(0.02)	$(9.99)
Regular dividends declared per common share	$0.25	$0.75	$0.75	$2.25
Basic weighted average shares outstanding	77,610,658	33,334,011	65,363,128	32,907,196
Diluted weighted average shares outstanding	78,222,903	33,334,011	65,363,128	32,907,196

(1)	For the three months ended September 30, 2009, total other-than-temporary impairments were $24,761 of which $15,563 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$336	$1,149,392	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Cumulative adjustment – accounting change	—	—	—	(59,634)	60,960	—	(1,326)	—
Net income (loss)	—	—	—	—	(1,095)	—	(226)	(1,321)
Net unrealized gain on available-for-sale securities	—	—	—	96,866	—	—	3,604	100,470
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	37,474	—	—	—	37,474
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	3,334	—	—	—	3,334
Total other comprehensive income				78,040
Total comprehensive income								139,957
Issuance of common stock:
Secondary offerings	43,690,000	436	519,600	—	—	—	—	520,036
Dividend reinvestment & stock purchase plans	146,784	2	1,681	—	—	—	—	1,683
Employee option & stock purchase plan	361,999	2	(2,679)	—	—	—	—	(2,677)
Non-cash equity award compensation	—	—	4,599	—	—	—	—	4,599
Share repurchases	(273)	1	(5)	—	—	—	—	(4)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(5,295)	(5,295)
Common dividends declared	—	—	—	—	—	(56,288)	—	(56,288)
September 30, 2009	77,669,067	$777	$1,672,588	$21,175	$325,924	$(1,113,358)	$19,368	$926,474

For the Nine Months Ended September 30, 2008

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)
Cumulative adjustment – accounting change	—	—	—	458,207	1,010,071	—	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	(115,559)	710,445	(953,359)	—	749,999
Net income (loss)	—	—	—	—	(328,800)	—	430	(328,370)
Net unrealized loss on available-for-sale securities	—	—	—	(92,241)	—	—	(3,228)	(95,469)
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	123,536	—	—	—	123,536
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	3,752	—	—	—	3,752
Total other comprehensive income				35,047
Total comprehensive loss								(296,551)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,059,090	13	31,593	—	—	—	—	31,606
Employee option & stock purchase plan	135,169	—	1,023	—	—	—	—	1,023
Non-cash equity award compensation	—	—	10,211	—	—	—	—	10,211
Share repurchases	(341,656)	(3)	(6,179)	—	—	—	—	(6,182)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	34,659	34,659
Common dividends declared	—	—	—	—	—	(77,787)	—	(77,787)
September 30, 2008	33,237,676	$334	$1,144,796	$(80,512)	$381,645	$(1,031,146)	$31,861	$446,978

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(1,095)	$(328,800)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(1,940)	(9,419)
Depreciation and amortization of non-financial assets	913	882
Provision for loan losses	40,576	36,452
Non-cash equity award compensation	4,599	10,211
Market valuation adjustments, net	83,437	381,571
Realized gains, net	(43,548)	(2,688)
Net change in:
Accrued interest receivable	12,102	19,622
Deferred tax asset	1,781	1,282
Other assets	31,498	14,633
Accrued interest payable	(11,816)	(15,917)
Accrued expenses and other liabilities	51,525	(5,054)
Net cash provided by operating activities	168,032	102,775
Cash Flows From Investing Activities:
Principal payments on real estate loans held-for-investment	311,410	1,008,765
Purchases of real estate securities available-for-sale	(678,952)	(257,668)
Proceeds from sales of real estate securities available-for-sale	127,377	7,300
Principal payments on real estate securities available-for-sale	99,832	60,100
Purchases of real estate securities trading	(5,755)	(3,341)
Proceeds from sales of real estate securities trading	4,256	7,771
Principal payments on real estate securities trading	72,114	137,181
Principal payments on other investments	25,433	650
Net (increase) decrease in restricted cash	(24,746)	55,415
Net cash (used in) provided by investing activities	(69,031)	1,016,173
Cash Flows From Financing Activities:
Net repayments on short-term debt	—	(659)
Repayments on asset-backed securities	(413,495)	(1,206,387)
Repurchase of long-term debt	(3,455)	—
Net settlements of interest rate agreements	(43,302)	(9,870)
Net proceeds from issuance of common stock	519,042	32,629
Common stock repurchases	(4)	(6,182)
Dividends paid	(61,975)	(76,890)
Change in noncontrolling interests	(5,521)	35,089
Net cash used in financing activities	(8,710)	(1,232,270)
Net increase (decrease) in cash and cash equivalents	90,291	(113,322)
Cash and cash equivalents at beginning of period	126,480	290,363
Cash and cash equivalents at end of period	$216,771	$177,041
Supplemental Disclosures:
Cash paid for interest	$133,523	$338,997
Cash (received) paid for taxes	$(3,452)	$(1,331)
Dividends declared but not paid at end of period	$19,417	$25,184

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and nine months ended September 30, 2009, may not necessarily be indicative of the results for the year ending December 31, 2009. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. All amounts presented herein, except per share data, are shown in thousands.

In the third quarter of 2009, we adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168), which establishes the Accounting Standards Codification (ASC) as the single source of authoritative GAAP in the United States. As a result of this adoption, we generally do not reference specific accounting standards herein.

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

Principles of Consolidation

We apply the principles established by the Financial Accounting Standards Board (FASB) to determine whether we must consolidate any entities where we have continuing involvement. We do not service any assets, including assets owned at the Fund, Sequoia, or Acacia.

We consolidate the assets, liabilities, and noncontrolling interests of the Fund that we sponsor, as we are the primary beneficiary of this entity. The primary beneficiary is the party that absorbs the majority of a variable interest entity’s (VIEs) anticipated losses and/or the majority of the expected returns. Our significant limited partnership interest and ongoing asset management responsibilities constitute this majority.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2. Basis of Presentation  – (continued)

We consolidate most of the assets and liabilities of the Sequoia and Acacia securitization entities that we sponsor that were not accounted for as sales. These entities did not meet the criteria for sale accounting under GAAP at the time we transferred financial assets to them. Our continuing involvement includes our retention of junior interests and call rights and certain ongoing management responsibilities or other discretionary activities. For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities owned by Sequoia and Acacia and interest expense on the ABS issued by these consolidated securitization entities.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

Fair Value Option

We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in the consolidated statements of income (loss).

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (AFS) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be measured using the fair value option along with the corresponding liabilities. Additionally, we may elect the fair value option for nontraditional real estate investments or for a variety of other reasons.

See Note 4 for further discussion on the fair value option.

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. Examples of market information that we attempt to obtain include the following:

•	Quoted prices for the same or similar securities;
•	Relevant reports issued by analysts and rating agencies;

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The markets for many of the real estate securities that we invest in and issue are generally illiquid. Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. If we determine that either the volume and/or level of trading activity for an asset or liability has significantly decreased from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs that we obtain might not be relevant. For example, broker or pricing service quotes might not be relevant if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) is also evaluated.

In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish the use of our internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 5 for further discussion on fair value measurements.

Real Estate Loans

Residential and Commercial Real Estate Loans — Fair Value

Residential and commercial real estate loans at fair value are loans where we have elected the fair value option. The fair value option was elected on January 1, 2008, for all the loans owned by Acacia securitization entities as of that date. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Sale

Residential and commercial real estate loans held-for-sale are loans that we are marketing for sale to third parties. These loans are carried at the lower of their cost or fair value, as measured on an individual basis. If the fair value of a loan held-for-sale is lower than its amortized cost basis, this difference is reported as a negative market valuation adjustment through our consolidated statements of income (loss). Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Gains or losses on the sale of real estate loans are based on the specific identification method.

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned and securitized at Sequoia entities and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We use the interest method to determine an effective yield to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine periodic amortization. For residential loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments to determine periodic amortization.

We reclassify loans held-for-investment to loans held-for-sale if we determine that these loans will be sold to third parties. This may occur, for example, if we exercise our right to call ABS issued by a Sequoia securitization trust and decide to subsequently sell the underlying loans to third parties.

Real Estate Loans — Allowance for Loan Losses

For real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans or pool of loans.

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

Once we determine the amount of defaults, the timing of the defaults, and severity of losses upon the defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an appropriate loss confirmation period. This period is defined as the range of time between the occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our allowance for loan losses, since we believe these losses exist as of the reported date of the financial statements. We re-evaluate the adequacy of our allowance for loan losses on at least a quarterly basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

As part of the loss mitigation efforts undertaken by servicers of residential loans owned by Sequoia securitization entities, a growing number of loan modifications have been completed to help make mortgage loans more affordable for certain borrowers. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings according to GAAP. If a loan is determined to be a troubled debt restructuring, it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the provision for loan losses in the consolidated statements of income (loss).

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

Real Estate Securities, at Fair Value

Trading Securities

Trading securities include residential, commercial, and collateralized debt obligation (CDO) securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. All changes in fair value are reported through our consolidated statements of income (loss) in market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option. We currently account for certain securities at Redwood and all securities at Acacia entities as trading securities.

Available-for-Sale Securities

AFS securities include certain residential, commercial, and CDO securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience.

For an AFS security where the security’s fair value has declined below its amortized cost basis, we evaluate the security for either temporary or other-than-temporary impairment (OTTI). This evaluation requires us to assess changes in our cash flow valuation assumptions for the security. We also consider whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If we determine that there has been no significant adverse change in our cash flow assumptions for the security, then any impairment is deemed temporary in nature and the associated difference between the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

security’s fair value and amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income (loss), a component of stockholders’ equity. If we determine that there has been a significant adverse change in our cash flow assumptions for the security, then an OTTI exists.

We evaluate impairments in accordance with authoritative GAAP guidance that we adopted during the second quarter of 2009. According to this guidance, for a security where an impairment exists and we either intend to sell the impaired security, will more likely than not be required to the sell the impaired security before it recovers in value, or do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security, we record the difference between the security’s fair value and its amortized cost in our consolidated statements of income (loss) as the impairment is deemed as OTTI. For a security where an impairment exists, but for which we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to recovery, we analyze the expected cash flows, or cost recovery, of the security. If an OTTI exists, we discount the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis is deemed to be the “credit” component of OTTI that is recorded in our consolidated statements of income (loss). The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between the expected recoverable value and fair value is deemed to be the “non-credit” component of OTTI that is recorded to accumulated other comprehensive income (loss). Future amortization and accretion for the security is computed based upon its new amortized cost basis.

In the second quarter of 2009, as part of our adoption of this new guidance, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. We determined that $224 million of these OTTI related to securities where we either had the intent to sell or the OTTI did not include a non-credit component. The remaining $226 million of these OTTI related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component. In accordance with the guidance, we recorded a $61 million one-time cumulative-effect adjustment, net of any related tax effects, to reclassify the non-credit component of these OTTI previously recorded through our consolidated statements of income (loss), as was prescribed under previous GAAP. This reclassification increased retained earnings and decreased other comprehensive income (OCI), resulting in zero net impact to our reported stockholders’ equity.

See Note 8 for further discussion on real estate securities and cumulative effect adjustment.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statement purposes. We elected the fair value option for this investment on January 1, 2008, and it is recorded on our consolidated balance sheets at its estimated fair value. Changes in fair value are reported through our consolidated statements of income (loss) through market valuation adjustments, net. Interest income is reported through our consolidated statements of income (loss) through interest income, other investments.

See Note 9 for further discussion on other investments.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At September 30, 2009, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Accrued Interest Receivable

Accrued interest receivable represents interest that is due and payable to us. Cash interest is generally received within thirty days of recording the receivable. For financial assets where we have elected the fair value option, the associated accrued interest on these assets is measured at fair value. For financial assets where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps. All derivative financial instruments are reported at fair value on our consolidated balance sheets, in accordance with derivative accounting guidance. Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of income (loss) through market valuation adjustments, net.

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

Prior to 2008, we accounted for derivatives used to hedge interest rate exposure in Acacia securitization entities as cash flow hedges. At January 1, 2008, all of our consolidated derivatives designated as cash flow hedges were de-designated and accounted for as trading instruments. To the extent the associated hedged items continue to exist, the fair value of cash flow hedges at the time of de-designation remains in accumulated other comprehensive income and is amortized using the straight-line method through interest expense over the remaining lives of the hedged Acacia ABS issued. Net purchases and proceeds from interest rate agreements are classified as financing activities within our consolidated statements of cash flows.

Credit Derivatives

A credit default swap (CDS) is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security or index of securities. All of our existing CDS contracts were initiated during 2007 by one of the Acacia entities that we consolidate for financial reporting purposes. Net purchases and proceeds from CDS are classified as financing activities within our consolidated statements of cash flows.

See Note 10 for further discussion on derivative financial instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Deferred Tax Assets

Income recognition for GAAP and tax differ in material respects. These differences often reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset and an associated deferred tax benefit for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense. Our deferred tax assets are generated by differences in GAAP and taxable income at our taxable subsidiaries.

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are costs associated with the issuance of ABS from the Sequoia securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principle guidance for interest on receivables and payables. Sequoia deferred ABS issuance costs are accounted for in accordance with this guidance.

As of January 1, 2008, deferred issuance costs associated with Acacia securitizations were included as part of our adoption of the fair value option for assets and liabilities at Acacia. As a result, these deferred costs were charged to retained earnings as a part of a one-time cumulative effect adjustment on January 1, 2008.

Other Assets

Other assets on our consolidated balance sheets include real estate owned (REO), fixed assets, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair value. Subsequent declines in the value of an REO property are recorded in our consolidated statements of income (loss) as a component of market valuation adjustments, net. All other assets are reported at cost.

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

Accrued Interest Payable

Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within thirty days to three months of recording the payable, based upon our remittance requirements. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

Asset Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under the fair value option and carried at their estimated fair values on our consolidated balance sheets. Changes in fair value (gains or losses) are reported in our consolidated statements of income (loss) through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

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

Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with earnings per share guidance, if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted income (loss) per share is calculated in the same manner as basic income (loss) per share.

On January 1, 2009, authoritative GAAP was updated to state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and therefore should be included in computing EPS using the two-class method. Our adoption of this guidance required us to recast previously reported EPS and did not have a significant impact on EPS.

Other Comprehensive Income (Loss)

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges under derivative accounting literature are reported as components of other comprehensive income (loss) on our consolidated statements of equity and comprehensive income (loss). Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income (loss) are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with FASB noncontrolling interest guidance, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interest in our consolidated statements of income (loss). A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive income (loss).

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

The cost of equity awards is determined in accordance with share-based payment accounting guidance and amortized over the vesting term using an accelerated method for equity awards granted prior to December 1, 2008. For equity awards granted after December 1, 2008, the cost of the awards is amortized over the vesting period on a straight-line basis. Timing differences between the accelerated and straight-line method of amortization were determined to not be material to our financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with FASB guidance on accounting for uncertainty in income taxes. We record these liabilities to the extent we deem them incurred. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income (loss).

See Note 18 for further discussion on taxes.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166). FAS 166 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Specifically, FAS 166 (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. FAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. FAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 166 and have not yet determined the impact of adopting this principle. Considering our past transfers of financial assets to securitization entities (i.e., Sequoia and Acacia) through application of previously issued guidance, changes to the consolidation criteria prescribed by FAS 166 for similar transfers could have a significant impact on our reported results in the future.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167), which amends the consolidation guidance that applies to VIEs. The amendment changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Accordingly, an enterprise will need to carefully reconsider its previous conclusions of VIE consolidation, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. FAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of FAS 167 and have not yet determined the impact of adopting this principle. Given our previous reliance on qualifying special purpose entity (QSPE) designations for third party securitization trusts for which we have invested in, the required reconsideration of our variable interests in

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

those trusts as of January 1, 2010, could have a significant impact on our financial statements. For example, we may determine that we are the primary beneficiary of securitization trusts that we had considered QSPEs in the past and would therefore be required to consolidate those VIEs for financial reporting purposes beginning in 2010.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC 820), which can be classified into two broad categories: (1) a valuation technique that uses a quoted price (a quoted price of an identical liability when traded as an asset, or a quoted price of a similar liability or of a similar liability when traded as an asset) or (2) another valuation technique consistent with the principles of ASC 820 (a market approach or an income approach). The new guidance is effective for the first interim or annual reporting period beginning after August 28, 2009. As this guidance is consistent with the methodology we use to price liabilities, adoption will not have an effect on our consolidated financial statements.

Note 4. Fair Value Option

On January 1, 2008, we elected to apply the fair value option provided under GAAP for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. We also elected the fair value option for certain securities at Redwood that we anticipated potentially selling or securitizing in the future. The election of the fair value option resulted in a $1.5 billion cumulative effect transition adjustment at January 1, 2008. There was no deferred tax impact associated with the adoption since the net unrealized losses in accumulated other comprehensive income (loss) that were reclassified to retained earnings were generated at the REIT, which distributes predominantly all of its taxable income.

As of September 30, 2009, the loans at Acacia had an aggregate fair value of $6 million and an unpaid principal balance of $26 million, the securities had an aggregate fair value of $270 million and an unpaid principal balance of $2.5 billion, and asset-backed securities issued at Acacia had an aggregate fair value of $288 million and an unpaid principal balance of $3.0 billion.

We elected the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008 and second quarter of 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes. During the third quarter of 2009, we elected the fair value option for $2 million of residential senior securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,822,507	$2,936,489	$4,644,735	$2,618,323
Real estate loans (held-for-sale)	2,299	2,299	2,624	2,624
Real estate loans (fair value)	6,015	6,015	11,977	11,977
Trading securities	275,356	275,356	339,654	339,654
Available-for-sale securities	787,036	787,036	232,470	232,470
Other investments	28,786	28,786	78,244	78,244
Cash and equivalents	216,771	216,771	126,480	126,480
Restricted cash	78,354	78,354	53,608	53,608
Accrued interest receivable	20,218	20,218	31,415	31,415
Derivative assets	9,993	9,993	3,071	3,071
REO (included in other assets)	15,664	15,664	19,264	19,264
Liabilities
Short-term debt	—	—	—	—
Accrued interest payable	7,325	7,325	29,417	29,417
Derivative liabilities	104,174	104,174	177,590	177,590
ABS Issued
ABS issued – Sequoia	3,728,335	2,800,632	4,508,127	2,967,763
ABS issued – Acacia	287,620	287,620	346,931	346,931
Total ABS issued	4,015,955	3,088,252	4,855,058	3,314,694
Long-term debt	140,000	64,400	150,000	41,628

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to measure the fair value of the assets and liabilities in the table above. This hierarchy prioritizes relevant market inputs in order to determine an “exit price”, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability being measured at fair value.

In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$6,015	$—	$—	$6,015
Trading securities	275,356	—	—	275,356
Available-for-sale securities	787,036	—	—	787,036
Other investments	28,786	—	28,786	—
Derivative assets	9,993	—	9,913	80
Liabilities
ABS issued – Acacia	287,620	—	—	287,620
Derivative liabilities	104,174	—	75,446	28,728

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$11,977	$—	$—	$11,977
Trading securities	339,654	—	—	339,654
Available-for-sale securities	232,470	—	—	232,470
Other investments	78,244	—	78,244	—
Derivative assets	3,071	—	2,829	242
Liabilities
ABS issued – Acacia	346,931	—	—	346,931
Derivative liabilities	177,590	—	99,698	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Nine Months Ended September 30, 2009 (In Thousands)	Beginning Balance 12/31/2008	Principal Paydowns	Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net	Ending Balance 9/30/2009
			Net Income (Loss)	Other Comprehensive Income (Loss)
Assets
Real estate loans	$11,977	$(243)	$(5,719)	$—	$—	$6,015
Trading securities	339,654	(72,114)	7,081	—	735	275,356
Available-for-sale securities	232,470	(99,832)	(58,030)	137,945	574,483	787,036
Derivative assets	242	—	204	—	(366)	80
Liabilities
ABS issued – Acacia	346,931	(93,347)	23,759	—	10,277	287,620
Derivative liabilities	77,892	—	(1,002)	—	(48,162)	28,728

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at September 30, 2009 and 2008. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three and nine months ended September 30, 2009 and 2008 are not included in this presentation.

Portion of Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2009 and 2008 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Assets
Real estate loans	$(1,752)	$(4,224)	$(5,719)	$(8,772)
Trading securities	42,433	(223,028)	8,939	(1,067,818)
Available-for-sale securities	(9,198)	(92,794)	(60,721)	(218,131)
Derivative assets	(27)	(142)	204	66
Liabilities
ABS issued – Acacia	(26,656)	206,924	(23,759)	1,017,972
Derivative liabilities	298	(356)	690	(20,455)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2009

September 30, 2009 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,299	$—	$—	$2,299	$(9)	$(86)
REO	15,664	—	—	15,664	(574)	(2,497)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008

December 31, 2008 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,624	$—	$—	$2,624	$(415)	$(791)
REO	19,264	—	—	19,264	(2,076)	(3,624)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2009 and 2008.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Assets
Real estate loans (fair value)	$(1,752)	$(4,224)	$(5,719)	$(8,772)
Real estate loans (held-for-sale)	(582)	(2,491)	(2,583)	(4,416)
Trading securities	42,266	(223,708)	7,082	(1,087,460)
Impairments on AFS securities	(9,198)	(92,794)	(71,470)	(265,862)
Liabilities
ABS issued – Acacia	(26,656)	206,924	(23,759)	1,021,229
Derivative instruments, net	(15,136)	(10,853)	13,012	(36,290)
Market Valuation Adjustments, Net	$(11,058)	$(127,146)	$(83,437)	$(381,571)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at September 30, 2009 and December 31, 2008.

(In Thousands)	September 30, 2009	December 31, 2008
Residential real estate loans (held-for-sale)	$2,299	$2,624
Residential real estate loans (held-for-investment)	3,822,261	4,644,486
Commercial real estate loans (fair value)	6,015	11,977
Commercial real estate loans (held-for-investment)	246	249
Total Real Estate Loans	$3,830,821	$4,659,336

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned with equity. At September 30, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2008, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value of $3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at Sequoia securitization entities that we consolidate for financial reporting purposes. The following table provides additional information on residential real estate loans held-for-investment at September 30, 2009 and December 31, 2008.

Residential Real Estate Loans Held-for-Investment

(In Thousands)	September 30, 2009	December 31, 2008
Principal value	$3,818,759	$4,612,564
Unamortized premium, net	53,394	67,635
Allowance for loan losses	(49,892)	(35,713)
Carrying Value	$3,822,261	$4,644,486

At September 30, 2009 and December 31, 2008, the carrying value of our held-for-investment loans was $3.8 billion and $4.6 billion, respectively. The difference is primarily due to the deconsolidation of $439 million of real estate loans in the second quarter of 2009, as result of a sale of variable interests in a Sequoia securitization, and principal paydowns on the loans.

Of the $3.8 billion of principal face and $53 million of unamortized premium on these loans at September 30, 2009, $1.9 billion of principal face and $35 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first nine months of 2009, 8% of these residential loans prepaid and we amortized 26% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $1.9 billion and the unamortized premium was $18 million at September 30, 2009. During the first nine months of 2009, 25% of these residential loans prepaid and we amortized 8% of the premium. Of the $4.6 billion of principal face and $68 million of unamortized premium on these loans at December 31, 2008, $2.0 billion of principal face and $48 million of unamortized premium relates to residential loans acquired prior to July 1, 2004, and $2.6 billion of principal face and $20 million of unamortized premium relates to residential loans acquired after July 1, 2004.

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at Acacia entities that we consolidate for financial reporting purposes. On January 1, 2008, we elected the fair value option for loans at Acacia and record them at their estimated fair values. Prior to 2008, these loans were classified as held-for-investment. At September 30, 2009, there were five commercial loans at fair value with an outstanding principal value of $26 million and a fair value of $6 million, and one of which has been delinquent since May 2009. At December 31, 2008, there were five commercial loans at fair value, with an outstanding principal of $27 million and a fair value of $12 million, and none of which were delinquent.

Commercial Real Estate Loans Held-for-Investment

Commercial real estate loans held-for-investment are owned with equity. The following table provides additional information on commercial real estate loans held-for-investment as of September 30, 2009 and December 31, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans Held-for-Investment

(In Thousands)	September 30, 2009	December 31, 2008
Principal value	$11,092	$11,098
Unamortized discount	(357)	(360)
Discount designated as credit reserve	(8,141)	(8,141)
Allowance for loan losses	(2,348)	(2,348)
Carrying Value	$246	$249

At September 30, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million. During the first quarter of 2007, we fully reserved for an anticipated loss on a $10 million mezzanine commercial loan, which was originated to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion and sale of the condominium units, and thus maintained the allowance as of September 30, 2009.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At September 30, 2009 and December 31, 2008, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for loan losses on residential loans held-for-investment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Balance at beginning of period	$45,877	$32,597	$35,713	$18,282
Charge-offs, net	(5,983)	(4,049)	(11,602)	(7,853)
Provision for loan losses	9,998	18,333	40,576	36,452
Deconsolidation adjustment	—	—	(14,795)	—
Balance at End of Period	$49,892	$46,881	$49,892	$46,881

Serious delinquencies on consolidated Sequoia loans were $145 million and $143 million as of September 30, 2009 and 2008, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of outstanding loan balances, serious delinquencies were 3.79% and 2.36% at September 30, 2009 and 2008, respectively.

When foreclosure is pursued in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the nine months ended September 30, 2009, there were $12 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $41 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

Activity in the Allowance for Losses on Commercial Loans

There was no activity in the allowance for loan losses for our commercial loans for the three and nine months ended September 30, 2009 and 2008.

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of September 30, 2009 and December 31, 2008.

September 30, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$732,297	$35,832	$202,074	$970,203
Commercial	16,833	—	54,275	71,108
CDO	2,137	5,250	13,694	21,081
Total Real Estate Securities	$751,267	$41,082	$270,043	$1,062,392

December 31, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$144,885	$36,172	$244,523	$425,580
Commercial	42,490	—	67,889	110,379
CDO	3,610	11,318	21,237	36,165
Total Real Estate Securities	$190,985	$47,490	$333,649	$572,124

The following table presents our securities by trading and AFS, collateral type, and entity as of September 30, 2009 and December 31, 2008.

September 30, 2009 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$5,193	$5,193	$336,660	$—	$336,660
Residential non-prime	2,501	95,880	98,381	276,499	27,252	303,751
Commercial	—	9,196	9,196	—	—	—
Total Senior Securities	2,501	110,269	112,770	613,159	27,252	640,411
Re-REMIC Securities	—	—	—	93,507	—	93,507
Subordinate Securities
Residential prime	476	31,330	31,806	21,449	—	21,449
Residential non-prime	225	69,671	69,896	981	8,580	9,561
Commercial	—	45,079	45,079	16,833	—	16,833
CDO	2,111	13,694	15,805	25	5,250	5,275
Total Subordinate Securities	2,812	159,774	162,586	39,288	13,830	53,118
Total Real Estate Securities	$5,313	$270,043	$275,356	$745,954	$41,082	$787,036

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities that we currently own were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities (generally rated AA and lower) are all interests below senior and re-REMIC interests. At September 30, 2009 all of our real estate securities had contractual maturities over ten years, except for less than $1 million of residential securities that had contractual maturities greater than 5 years but less than 10 years.

AFS Securities

When we purchase a credit-sensitive AFS security at a significant discount to its face value, we often do not amortize into income a significant portion of this discount that we are entitled to earn but do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of principal face that we do not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

The following table presents the components of carrying value (which equals fair value) of AFS securities as of September 30, 2009 and December 31, 2008.

September 30, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,741,642	$486,245	$89,343	$2,317,230
Credit reserve	(570,859)	(471,957)	(86,989)	(1,129,805)
Net unamortized (discount) premium	(446,587)	(1,624)	8,537	(439,674)
Amortized cost	724,196	12,664	10,891	747,751
Gross unrealized gains	93,256	4,169	25	97,450
Gross unrealized losses	(52,524)	—	(5,641)	(58,165)
Carrying Value	$764,928	$16,833	$5,275	$787,036

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The following table presents the changes for the three and nine months ended September 30, 2009, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended September 30, 2009 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – June 30, 2009	$597,916	$413,539	$492,458	$121	$86,996	$(8,332)
Amortization of net discount	—	(9,993)	—	849	—	(431)
Realized credit losses	(92,181)	—	(20,501)	—	—	—
Acquisitions	21,274	129,343	—	—	—	—
Sales, calls, other	(7,818)	(42,992)	—	—	32	—
Impairments	8,358	—	654	—	187	—
Transfers to (release of) credit reserves	43,310	(43,310)	(654)	654	(226)	226
Ending Balance – September 30, 2009	$570,859	$446,587	$471,957	$1,624	$86,989	$(8,537)

Nine Months Ended September 30, 2009 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056
Cumulative adjustment – accounting change	—	(59,949)	—	—	—	(1,011)
Amortization of net discount	—	(24,394)	—	6,687	—	(648)
Realized credit losses	(355,623)	—	(27,924)	—	(3,000)	—
Acquisitions	105,634	467,763	—	—	—	—
Sales, calls, other	(13,159)	(79,082)	—	—	124	—
Impairments	33,526	—	32,840	—	5,103	—
Transfers to (release of) credit reserves	69,013	(69,013)	(30,006)	30,006	24,934	(24,934)
Ending Balance – September 30, 2009	$570,859	$446,587	$471,957	$1,624	$86,989	$(8,537)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The loans underlying our residential subordinate securities totaled $81 billion at September 30, 2009, consisting of $73 billion prime and $8 billion non-prime loans. These loans are located nationwide with a large concentration in California (47%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2009 were 6.73% of current principal balances. For loans in prime pools, serious delinquencies were 4.23% of current balances. For loans in non-prime pools, serious delinquencies were 30.11% of current balances. The loans underlying our commercial subordinate securities totaled $47 billion at September 30, 2009, and consist primarily of office (39%), retail (29%), and multifamily (15%) commercial loans. These loans are located nationwide. Serious delinquencies (60+ days and in foreclosure or REO) at September 30, 2009 were 3.63% of current principal balances.

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of September 30, 2009 and December 31, 2008.

AFS Securities with Unrealized Losses

September 30, 2009 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$123,226	$(41,413)	$81,813	$34,146	$(11,111)	$23,035
Commercial	—	—	—	—	—	—
CDO	10,891	(5,641)	5,250	—	—	—
Total Securities	$134,117	$(47,054)	$87,063	$34,146	$(11,111)	$23,035

December 31, 2008 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$100,635	$(32,693)	$67,942	$—	$—	$—
Commercial	38,001	(12,009)	25,992	—	—	—
CDO	14,351	(3,314)	11,037	—	—	—
Total Securities	$152,987	$(48,016)	$104,971	$—	$—	$—

At September 30, 2009, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 634 AFS securities, of which 264 were in an unrealized loss position, of which 32 were in an unrealized loss position for twelve consecutive months or longer. At December 31, 2008, our consolidated balance sheet included 594 AFS securities, of which 194 were in an unrealized loss position and none were in a continuous loss position for twelve months or longer.

Of the total unrealized losses at September 30, 2009 and December 31, 2008, $15 million and $16 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of September 30, 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Significant Valuation Assumptions

Range for Securities
September 30, 2009	Prime	Non-prime	Commercial
Prepayment rates	4 – 15%	1 – 15%	N/A
Loss severity(1)	14 – 64%	23 – 64%	40 – 50%
Projected losses(1)	0 – 23%	1 – 48%	3 – 19%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

During the three months ended September 30, 2009, we determined that $25 million of OTTI existed, of which $9 million was recognized in our consolidated statement of income (loss). We determined that $2 million of this $9 million related to securities that we either had the intent to sell or the OTTI did not include a non-credit component. The remaining $7 million was the aggregate credit component of OTTI on securities, which also had an aggregate non-credit component of $16 million.

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities still held at September 30, 2009.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$174,112	$—
Cumulative adjustment for accounting change	—	164,666
Current period activity:
Additions related to AFS securities that were not previously impaired	616	781
Additions related to AFS securities that were previously impaired	6,463	15,744
Reductions for securities sold	(872)	(872)
Balance at End of Period	$180,319	$180,319

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains on sales and calls of AFS securities for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Gross realized gains – sales	$10,936	$—	$18,134	$1,831
Gross realized gains – calls	—	—	—	42
Gross realized losses – calls	—	(50)	—	(93)
Total Realized Gains on Sales and Calls	$10,936	$(50)	$18,134	$1,780

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS references residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated. The fair value of the GIC was $29 million as of September 30, 2009, which is equal to its carrying value. The GIC has been drawn down by $51 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments. Our Redwood and Acacia entities hold derivative positions at September 30, 2009. Acacia’s derivative financial instruments are owned by Acacia securitization entities and are not the obligation of Redwood.

The following table shows the aggregate fair value and notional amount by entity of our derivative financial instruments as of September 30, 2009 and December 31, 2008.

September 30, 2009 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate swaps	$—	$—	$914	$73,582	$914	$73,582
Interest rate caps purchased	—	—	9,079	706,400	9,079	706,400
Total Assets	—	—	9,993	779,982	9,993	779,982
Liabilities
Interest rate swaps	(2,240)	14,100	(73,206)	799,692	(75,446)	813,792
Credit default swaps	—	—	(28,728)	28,728	(28,728)	28,728
Total Liabilities	(2,240)	14,100	(101,934)	828,420	(104,174)	842,520
Total Derivative Financial Instruments	$(2,240)	$14,100	$(91,941)	$1,608,402	$(94,181)	$1,622,502

December 31, 2008 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate swaps	$—	$—	$1,389	$105,188	$1,389	$105,188
Interest rate caps purchased	—	—	1,682	714,400	1,682	714,400
Total Assets	—	—	3,071	819,588	3,071	819,588
Liabilities
Interest rate caps sold	(1,084)	250,000	—	—	(1,084)	250,000
Interest rate swaps	(2,946)	14,100	(95,668)	894,493	(98,614)	908,593
Credit default swaps	—	—	(77,892)	78,206	(77,892)	78,206
Total Liabilities	(4,030)	264,100	(173,560)	972,699	(177,590)	1,236,799
Total Derivative Financial Instruments	$(4,030)	$264,100	$(170,489)	$1,792,287	$(174,519)	$2,056,387

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments. Changes in the fair value of the interest rate agreements and all associated income and expenses are reported in our consolidated statements of income (loss) as a component of market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of negative $15 million and positive $13 million for the three and nine months ended September 30, 2009, respectively, and negative $11 million and negative $36 million for the three and nine months ended September 30, 2008, respectively.

We did not have any interest rate agreements designated as cash flow hedges during the three and nine months ended September 30, 2009. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $24 million at September 30, 2009, and negative $27 million at December 31, 2008. For the three and nine months ended September 30, 2009, we reclassified $1 million and $3 million, respectively, of unrealized losses on derivatives previously designated as cash flow hedges to interest expense. For the three and nine months ended September 30, 2008, we reclassified $1 million and $4 million, respectively, of unrealized losses on derivatives to interest expense.

Credit Derivatives

All of our existing CDS contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. As the seller of these contracts we receive a fixed-rate premium and have assumed the credit risk of the reference securities.

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal, or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty (which it does so by drawing down on the GIC it owns). During the three and nine months ended September 30, 2009, the reference securities underlying our CDS experienced principal losses resulting in $17 million and $49 million in obligations, respectively. During the three and nine months ended September 30, 2009, the fair value of these CDS increased less than $1 million and $1 million, respectively. During the three and nine months ended September 30, 2008, the fair value of these CDS decreased less than $1 million and $20 million, respectively.

The following table presents the fair value of our CDS along with certain risk characteristics as of September 30, 2009 and December 31, 2008. All of these CDS have expiration dates of greater than 15 years.

	September 30, 2009		December 31, 2008
(In Thousands)	Fair Value	Maximum Payout/ Notional Amount	Fair Value	Maximum Payout/ Notional Amount
Credit rating of referenced securities
BB/B	$—	$—	$(9,943)	$9,967
CCC/CC/C	(28,728)	28,728	(67,949)	68,239
Total	$(28,728)	$28,728	$(77,892)	$78,206

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

As of September 30, 2009, Redwood and its affiliates had eighteen International Swaps and Derivatives Association (ISDA) agreements with ten different bank counterparties. We were in compliance with all open positions as of September 30, 2009.

Note 11. Other Assets

Other assets as of September 30, 2009, and December 31, 2008, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2009	December 31, 2008
REO	$15,664	$19,264
Fixed assets and leasehold improvements	3,988	5,103
Principal receivable	728	1,647
Income tax receivables	3,258	4,225
Prepaid expenses	2,382	9,119
Other	2,525	4,584
Total Other Assets	$28,545	$43,942

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at September 30, 2009, was $16 million, of which $21 million related to transfers into REO in the first nine months of 2009, offset by $18 million of REO liquidations, $2 million of negative market valuation adjustments during this same period, and $4 million of REO derecognized as a result of our deconsolidation of a Sequoia entity. The carrying value of REO as of December 31, 2008, was $19 million, of which $38 million related to transfers into REO during 2008, offset by $21 million of REO liquidations, $8 million of negative valuation changes, and $5 million of REO derecognized as a result of our deconsolidations of certain Sequoia entities.

At September 30, 2009, there were 82 REO properties recorded on our balance sheet, of which, 81 were owned at Sequoia and 1 was owned at Redwood. At December 31, 2008, there were 93 REO properties recorded on our balance sheet, of which, 90 were owned at Sequoia and 3 were owned at Redwood. Properties located in California, Ohio, Georgia, and Michigan accounted for 57% of our REO outstanding at September 30, 2009.

Note 12. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities that we sponsor issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread, or set at a spread to the interest rates earned on the assets, less the interest rates paid on the liabilities of a securitization entity.

The components of ABS issued by consolidated securitization entities we sponsor as of September 30, 2009 and December 31, 2008, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,710,121	$3,049,311	$6,759,432	$4,485,201	$3,134,699	$7,619,900
Interest-only certificates	20,200	—	20,200	23,532	—	23,532
Unamortized premium	2,566	—	2,566	4,003	—	4,003
Unamortized discount	(4,552)	—	(4,552)	(4,609)	—	(4,609)
Fair value adjustment, net	—	(2,761,691)	(2,761,691)	—	(2,787,768)	(2,787,768)
Total ABS Issued	$3,728,335	$287,620	$4,015,955	$4,508,127	$346,931	$4,855,058
Range of weighted average interest rates, by series	0.47% to 4.76%	0.75% to 1.39%		1.65% to 5.93%	2.44% to 5.23%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	36	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of September 30, 2009, all of the $4.0 billion reported value of ABS issued ($6.8 billion principal value) had contractual maturities of over five years.

Amortization of Sequoia deferred ABS issuance costs was less than $1 million and $2 million for the three and nine months ended September 30, 2009, respectively, and $1 million and $5 million for the three and nine months ended September 30, 2008, respectively.

The following table summarizes the accrued interest payable on ABS issued as of September 30, 2009 and December 31, 2008. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2009	December 31, 2008
Sequoia	$4,010	$7,326
Acacia	2,654	20,615
Total Accrued Interest Payable on ABS Issued	$6,664	$27,941

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of September 30, 2009 and December 31, 2008.

Collateral for Asset-Backed Securities Issued

	September 30, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,822,261	$6,015	$3,828,276	$4,644,486	$11,977	$4,656,463
Real estate securities	—	313,652	313,652	—	407,526	407,526
Other investments	—	28,786	28,786	—	78,244	78,244
Real estate owned (REO)	15,195	—	15,195	18,428	—	18,428
Restricted cash	331	74,285	74,616	283	48,298	48,581
Accrued interest receivable	8,023	5,135	13,158	17,884	7,484	25,368
Total Collateral for ABS Issued	$3,845,810	$427,873	$4,273,683	$4,681,081	$553,529	$5,234,610

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities was 3.76% and 4.26%, for the three and nine months ended September 30, 2009, and 4.13% and 4.43%, for the three and nine months ended September 30 2008, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 3.76% and 4.26%, for the three and nine months ended September 30, 2009, and 4.13% and 4.43%, for the three and nine months ended September 30, 2008, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million. The $6.6 million gain on extinguishment of debt was recorded in realized gains, net, on our consolidated statements of income (loss).

At both September 30, 2009 and December 31, 2008, the accrued interest payable balance on long-term Redwood debt was $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

As of September 30, 2009, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $13 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for both the three months ended September 30, 2009 and 2008, and $1 million for both the nine months ended September 30, 2009 and 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of September 30, 2009.

Future Lease Commitments by Year

(In Thousands)	September 30, 2009
2009 (three months)	$472
2010	1,805
2011	1,831
2012	1,882
2013	1,439
2014 and thereafter	5,252
Total	$12,681

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million at September 30, 2009 and $4 million at December 31, 2008.

At September 30, 2009, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Note 15. Equity

Earnings Per Share

The following table provides the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2009 and 2008.

Basic and Diluted Earnings (Loss) Per Share

In Thousands, Except Share Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Redwood	$27,128	$(111,304)	$(1,095)	$(328,800)
Basic weighted average shares outstanding	77,610,658	33,334,011	65,363,128	32,907,196
Net effect of dilutive equity awards	612,245	—	—	—
Diluted weighted average shares outstanding	78,222,903	33,334,011	65,363,128	32,907,196
Basic Earnings (Loss) Per Share:	$0.35	$(3.34)	$(0.02)	$(9.99)
Diluted Earnings (Loss) Per Share:	$0.35	$(3.34)	$(0.02)	$(9.99)

For the three months ended September 30, 2009, there were 612,245 dilutive equity awards for the period. For the nine months ended September 30, 2009, and the three and nine months ended September 30, 2008, there were no dilutive equity awards based on our reported net loss for these periods. For the nine months ended September 30, 2009, the number of outstanding equity awards that were antidilutive totaled 1,107,192. For the three and nine months ended September 30, 2008, the number of outstanding equity awards that were antidilutive totaled 1,061,751 and 1,198,412 respectively. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 15. Equity  – (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three and nine months ended September 30, 2009, there were 273 shares acquired under the plan as part of an effort to repurchase fractional shares held by participants in our dividend reinvestment plan who held less than one share. During the three and nine months ended September 30, 2008, there were 341,656 shares acquired under the plan. As of September 30, 2009, there remained 4,658,071 shares available for repurchase under this plan.

Noncontrolling Interest

Of the total equity on our balance sheet at September 30, 2009, $19 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of September 30, 2009, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the components of accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008.

(In Thousands)	September 30, 2009	December 31, 2008
Net unrealized gain (loss) on real estate securities	$39,284	$(37,702)
Less: Unrealized loss attributable to noncontrolling interest	(5,485)	(7,764)
Net unrealized (gain) loss on real estate securities recognized in equity	44,769	(29,938)
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(23,594)	(26,927)
Total Accumulated Other Comprehensive Income (Loss)	$21,175	$(56,865)

At September 30, 2009, the net unrealized gains on AFS securities was $39 million, a $77 million change from the net unrealized loss of $38 million at December 31, 2008. During the first nine months of 2009, $60 million of unrealized losses were recognized in accumulated other comprehensive income (loss) as a result of adopting recent accounting guidance on OTTI, $37 million of net unrealized loss was reclassified to earnings upon recognition of OTTI, and $97 million of fair value increases in securities were recognized in unrealized losses. A portion of these unrealized losses, $5 million at September 30, 2009 and $8 million at December 31, 2008, were on AFS securities owned by the Fund.

At September 30, 2009, interest rate agreements had an unrealized loss of $24 million, which will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 10), which will generally be equal to $1 million per quarter.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 16. Equity Compensation Plans

As of September 30, 2009, and December 31, 2008, 1,206,204 and 1,005,937 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The increase in number of shares available reflects forfeitures of previously awarded equity awards. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $11 million at September 30, 2009, as shown in the following table:

	Nine Months Ended September 30, 2009
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$701	$14,714	$—	$15,415
Equity grants	—	(64)	162	177	275
Equity compensation cost	—	(162)	(4,256)	(133)	(4,551)
Unrecognized Compensation Cost at End of Period	$—	$475	$10,620	$44	$11,139

The weighted average amortization period remaining for all of our equity awards was one year at September 30, 2009.

Stock Options

As of September 30, 2009 and December 31, 2008, there were 600,723 and 647,873, respectively, of stock options outstanding. All of the outstanding stock options were fully vested as of September 30, 2009. The aggregate intrinsic value of the options outstanding and options currently exercisable was less than $1 million at both September 30, 2009 and December 31, 2008.

There were 36,750 and 47,150 stock options exercised for the three and nine months ended September 30, 2009, respectively. None of these stock option exercises were by executive officers. There were no stock options exercised for the three months ended September 30, 2008, and 43,812 stock options exercised for the nine months ended September 30, 2008. In the first nine months of 2008, officers exercised 7,750 options and surrendered 6,050 shares to pay exercise costs and taxes totaling less than $1 million, within the guidelines of the Incentive Plan. The total intrinsic value or gain (fair market value less exercise price) for options exercised was less than $1 million in each of the three and nine months ended September 30, 2009 and 2008.

Restricted Stock

As of September 30, 2009 and December 31, 2008, there were 43,184 and 53,242 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2013. There were no restricted stock awards granted during the three and nine months ended September 30, 2009.

Deferred Stock Units

As of September 30, 2009 and December 31, 2008, there were 1,234,718 and 1,730,531, respectively, of DSUs outstanding, of which 256,366 and 522,826, respectively, had vested. There were 32,968 and 76,990 DSUs granted during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, DSU distributions to participants in the Executive Deferred Compensation Plan (EDCP) totaled 242,930 and 522,147, respectively. There were less than $1 million and $7 million of cash distributions to EDCP participants during the three and nine months ended September 30, 2009, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2009 and December 31, 2008, 85,700 and 67,306 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2009 and 2008 are presented in the following table.

Operating Expenses

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed compensation expense	$3,726	$4,331	$11,325	$14,653
Variable compensation expense	5,216	616	6,905	2,803
Equity compensation expense	420	3,080	4,551	9,887
Severance expense	398	—	426	—
Total compensation expense	9,760	8,027	23,207	27,343
Systems	1,901	1,952	4,727	6,595
Office costs	1,691	1,794	5,117	4,927
Accounting and legal	897	4,151	1,876	6,747
Other operating expenses	557	927	1,235	1,841
Total Operating Expenses	$14,806	$16,851	$36,162	$47,453

Note 18. Taxes

For both the three and nine months ended September 30, 2009, we recognized a benefit from income taxes of less than $1 million, relating to our anticipation of applying this year’s net operating losses at certain taxable subsidiaries to offset taxable income generated in prior years. For the three and nine months ended September 30, 2008, our benefit from income taxes was $10 million and $7 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2009 and 2008.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30,
	2009	2008
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable income from GAAP (loss) income	(3.7)%	(44.4)%
Dividends paid deduction	—	2.4%
Effective Tax Rate	37.5%	(0.8)%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 18. Taxes  – (continued)

In November 2008, our Board of Directors announced its intention to pay a regular quarterly dividend to shareholders during 2009 of $0.25 per share, which has since been declared and paid for the first three quarters of 2009. We currently anticipate recognizing a REIT taxable loss for 2009, and thus, these dividend distributions will likely be characterized as a return of capital for tax purposes.

We assessed our tax positions in accordance for all open tax years (Federal — years 2006 to 2008, State — years 2005 to 2008) and concluded as of September 30, 2009 and December 31, 2008, that we have no material unrecognized liabilities.

Note 19. Recent Developments

We evaluated subsequent events through November 4, 2009 the date the financial statements were available to be issued. In our evaluation, we determined there were no material recognized or unrecognized subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution that seeks to invest in real estate related assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our 2008 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, in each case set forth under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) the future cash flows and investment returns we expect to receive from our investments and the timing of the receipt of such cash flows, including, without limitation, whether we will realize investment returns consistent with our base case, stress case, or upside case for any particular assets or group of assets; (ii) our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, mortgage delinquencies, inventory of homes for sale, percentage of voluntary and involuntary home sales, and mortgage interest rates; (iii) our views on the sustainability of government interventions into various financial markets and the possible future effects of the government’s withdrawal from such interventions; (iv) statements regarding our future investment strategy and our strategy for managing various risks, including, without limitation, interest rate risk and our statements regarding our ability to find and create attractive investments in the future, including, without limitations, statements about our ability to participate in future securitization transactions and credit risk transfers; (v) our characterizations of the performance of investments that remain outstanding, which performance, therefore, remains subject to change in the future; (vi) statements about the possible future direction of any economic recovery, the future direction of market prices for assets we invest in, and future trends relating to our pace of acquiring or selling assets; (vii) our views about the future direction of the commercial real estate sector and our potential future investment activity in this sector, and the attractiveness of any future investment in this sector; (viii) our statements regarding future capital raising activity and our belief that we have sufficient resources to meet our capital needs for the foreseeable future; (ix) our expectations regarding future credit losses and impairments on our investments; (x) our statements regarding future operating expenses; (xi) our views regarding the drivers of interest income in future periods; (xii) our statement that we do not anticipate calling any Sequoia securitizations in 2009 or 2010; (xiii) our expectations relating to tax accounting that we will report a taxable loss in 2009 and that all 2009 dividends will characterized as a return of capital, our anticipation of additional losses for tax accounting purpose (and our statements regarding likely future trends in this regard), and our statement that our quarterly taxable income will remain volatile; and (xiv) statements relating to our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2009 and that we do not expect to pay a special dividend in 2009.

Important factors, among others, that may affect our actual results include: changes in interest rates; changes in mortgage prepayment rates; the timing of credit losses within our portfolio; our exposure to adjustable-rate and negative amortization mortgage loans; the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the concentration of the credit risks we are exposed to; the ability of counterparties to satisfy their obligations to us; legislative and regulatory actions, including those affecting the mortgage industry or our business; the availability of high quality assets for purchase at attractive prices; declines in home prices and commercial real estate prices; increases in mortgage payment delinquencies; changes in the level of liquidity in the capital markets which may adversely affect our ability to finance our real estate asset portfolio; changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale, each of which may adversely affect the values of securities we own; the extent of changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity; our ability to maintain our status as a real estate investment trust for tax purposes; our ability to generate the amount of cash flow we expect from our investment portfolio; changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to; changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel; our failure to manage various operational risks associated with our business; our failure to maintain appropriate internal controls over financial reporting; our failure to properly administer and manage our securitization entities; risks we may be exposed to if we expand our business activities, such as risks relating to significantly increasing our direct holdings of loans; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; our ability to successfully deploy excess capital into attractive investment opportunities, and raise additional capital to fund our investing activity; and other factors not presently identified. Fair values for our securities and asset-backed securities (ABS) issued are dependent upon a number of market-based assumptions including future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. We use these assumptions to generate cash flow estimates and internal values for each individual security.

This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Our Business

Redwood is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. Our primary source of income is net interest income, which consists of the interest income we earn from our investments less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund, LP (the Fund) — and investments in securitization entities that we sponsor — Sequoia and Acacia.

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed with equity and long-term debt, although we may use short-term debt financing to acquire securities and loans from time to time. These investments are primarily senior and subordinate mortgage-backed securities backed by high-quality residential and commercial real estate loans. “High-quality” real estate loans are loans that typically have low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. The long term focus of our operations is to invest in subordinate securities (often below investment grade) that have concentrated structural credit risk. More recently, we have been investing in senior securities (often investment-grade) at distressed prices, which have the first right to cash flows in a securitization and therefore less concentrated credit risk than subordinate securities.

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

Recent Developments

Earlier this year, when there was substantial fear in the financial markets and prices for MBS had fallen to historic lows without a commensurate decrease in projected cash flows, we saw a buying opportunity. We raised capital in the first and second quarters of 2009 to capitalize on what we expected to be an extraordinary investment opportunity to acquire senior non-agency residential mortgage-backed securities (RMBS) at distressed prices. At that time we were extremely bearish on the underlying fundamentals for housing and employment. Yet even after factoring in that outlook, our target investments were projected to generate attractive base case returns, well-protected stress case returns, and exceptional upside returns if prepayments and credit outperformed our expectations. The securities that best fit our investment criteria were seasoned RMBS (issued in 2005 or earlier), backed by prime or near-prime borrowers.

In hindsight, we were right — it was an extraordinary opportunity — and during the third quarter there was an increase in RMBS prices that has been good news for the overall value of our existing portfolio. Our earnings and book value are moving in the right direction, and our cash flows are strong, as shown in the Summary of Results of Operations, Financial Condition, Capital Resources and Liquidity.

•	GAAP earnings were $27 million, or $0.35 per share in the third quarter, up from $7 million, or $0.10 per share in the second quarter.
•	GAAP book value per share was $11.68 at quarter-end, up $1.33, or 13% in the third quarter over the prior quarter, while our non-GAAP estimate of economic value per share was $12.28 at quarter-end, up $0.98 or 9% in the third quarter over the prior quarter.
•	During the quarter, investment cash flow increased to $78 million, up $14 million from the second quarter, and business cash flow (after cash operating expenses) increased to $68 million, up $13 million from the second quarter.
•	We started the third quarter with $337 million of cash and ended it with $217 million of cash.

The increase in RMBS prices, however, has also had the effect of diminishing our ability to invest additional capital to acquire senior non-agency RMBS at distressed prices. Predictably, this unprecedented investment opportunity for senior mortgage securities attracted lots of investors, and numerous competitors followed after us, raising a substantial amount of capital to invest in the sector. This new pool of capital and other technical factors contributed to the upward movement of residential and commercial mortgage-backed security prices in the second and third quarters, as shown in the following chart.

Senior RMBS Prices

Source:  JPMorgan Chase

We believe the primary drivers of the upward movement in RMBS prices have been the deluge of new liquidity into the secondary mortgage markets and the positive effects of government initiatives. Liquidity has come from renewed buying by traditional banks as well as new entrants into the RMBS space such as hedge funds and newly formed REITs. Liquidity has also come from a market shift away from lower-risk, lower-yielding instruments and into higher-risk, higher-yielding instruments. The Federal Reserve and Treasury Department have undertaken extraordinary steps to introduce liquidity and leverage into the capital markets as a strategy to increase the value of financial assets; these programs have included the zero interest rate policy, direct government purchases of RMBS, TALF (Term Asset-Backed Securities Loan Facility), and PPIF (Public-Private Investment Fund).

Although price appreciation on securities has increased the value of our existing portfolio of securities, it has generally reduced the potential returns we believed we could generate from new investments. As a result, during the third quarter we began reducing our acquisition activity of RMBS, and increased our focus on other investment opportunities. The increase in prices has also given us an exceptional opportunity to cull our portfolio. We have been selling our weakest performing assets from a credit standpoint to investors that are either willing to accept lower returns, have a more bullish view on housing and prepayment fundamentals, or are enhancing yields by employing leverage. To that end, we sold $57 million of RMBS during the second quarter of 2009, $74 million in the third quarter, and another $34 million in October.

Our decision to acquire senior RMBS at steep discounts was an investment opportunity for Redwood, not a long-term business plan. We quickly took advantage of that opportunity and began stepping aside when the potential rewards were no longer apparent to us based upon our analysis of current market prices and expected returns. Our success at Redwood has been driven in part by our history of being patient and disciplined investors. This includes pulling back from investment strategies when appropriate. And so while we have slowed our RMBS investment pace for now, we remain hard at work developing other ways to invest our capital to the benefit of our shareholders. For instance, we continue to work with our business partners to fashion customized credit solutions for large institutional investors such as banks and insurance companies.

With respect to the fundamentals underlying our investments, from a credit standpoint, serious delinquencies on prime mortgages have risen significantly since the beginning of the year, consistent with the scenarios we modeled and well within our range of expectations. On the prepayment side, prime and higher quality non-prime loans have generally paid down at a rate on the higher end of our expectations, due to seasonal factors and the low mortgage rates available to borrowers who conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and the Federal Housing Administration (collectively referred to as government sponsored enterprises, or GSEs). Overall, this is good news — credit performance has been tracking in line with our expectations and prepayments have been somewhat faster than we expected.

Outlook

There are varying opinions on the outlook for residential and commercial real estate investments. If prices continue to remain elevated, it will be more challenging to find senior RMBS investments that both meet our investment criteria and exceed our risk-adjusted return requirements. This is consistent with our long-standing view that the senior RMBS opportunity was just that — a limited opportunity created by unprecedented market conditions. We do not intend to react to these market conditions by accepting lower yields, changing our investment risk criteria, or trying to enhance yields with repo or other callable financing. Accordingly, our recent investment pace has slowed, from $341 million in the second quarter, to $246 million in third quarter, and to $6 million in October. It is possible that the trend towards higher prices could reverse if investors’ perception of credit risk heightens or if government programs do not work as the market expects. If this happens, senior RMBS may once again be an attractive investment opportunity.

Looking forward, our goal is to create our own investments and to minimize our dependence on market liquidity cycles, which at the end of the day are out of anyone’s control. To this end, we are engaged with originators, triple-A investors, rating agencies, industry trade groups, and government representatives to restart the private securitization markets for mortgage loans. In the long run, we believe that it is important and necessary for the residential mortgage market to have a non-government, non-GSE securitization alternative, especially because it is inefficient to return to the day when mortgages were only financed through bank portfolio lending. Ultimately, when the private securitization markets begin to function again, we believe we will have an opportunity to resume our leading role in credit enhancing jumbo mortgages while generating long-term cash flows from credit investments we either created or acquired.

Unlike some forecasters, we are not calling a bottom to the decline in home prices — in fact, we are modeling a further overall decline in home prices nationwide. We expect downward price pressure on housing to be caused by a mounting oversupply of homes for sale, stubbornly high unemployment, and a higher percentage of foreclosures and other involuntary transactions in the fall and winter. We believe these negative factors will trump the often-touted positive impact from increased borrower affordability.

We believe that the unprecedented level of government intervention in the mortgage markets is most likely unsustainable and are watching and preparing for the eventual withdrawal of government support. The government is currently supporting essentially the entire mortgage market, as Fannie Mae, Freddie Mac, and the Federal Housing Administration (FHA) collectively guaranteed over 90% of the $995 billion of industry-wide loan originations in the first half of 2009, up from an average of 50% over the last 20 years. Through late October 2009, the Federal Reserve has also purchased nearly $1 trillion out of a planned $1.25 trillion of agency MBS in an attempt to lower mortgage rates and enable borrowers to refinance and lower their mortgage payments. Once the government withdraws this support (assuming all other things remain unchanged), we will likely see mortgage rates move higher. Unfortunately, this will require a highly complex and lengthy unwinding process that we believe will likely take much longer than most people expect and may have long term lingering effects on large parts of the economy.

As the government pulls back from supporting the mortgage market, triple-A investors of private capital such as pension funds, insurance companies, and banks, along with other credit investors such as Redwood, will be watching for many needed improvements in the mortgage securitization process. To rebuild investor trust, we believe that (among other things) originators must demonstrate that the loan underwriting process has improved, rating agencies must reform their methodologies, and the sanctity of contract law must be preserved, despite recent challenges pertaining to the agreements governing securitizations.

The commercial mortgage sector has historically represented a strategic area of growth for Redwood. We began making commercial investments in 1998, but it has been nearly three years since we last made a new commercial investment, as we have patiently waited for the risk/return balance to tip back in our favor. As we discuss below, we feel that the time to re-enter this sector is nearing. To that end, in September we hired Scott Chisholm to oversee our commercial mortgage activities. Mr. Chisholm was most recently a Managing Director and Head of the New York office for Prudential Mortgage Capital Company.

As we look at the commercial sector we see the significant and growing imbalance in the supply and demand for commercial loan financing. Most traditional lenders, with the exception of the GSEs, are largely inactive and internally focused on their own credit and capital issues. The volume of new lending has slowed dramatically, commercial mortgage financing is becoming increasingly scarce, and there is approximately $1.4 trillion of commercial mortgage debt maturing over the next three years. Given these factors, we are confident that there will be opportunities to deploy capital in the not too distant future on high quality commercial assets at attractive risk-adjusted yields.

With respect to any plans for raising capital, our philosophy since Redwood was founded has been to ask for capital only if we have a use for it. It seems unlikely that we would seek additional equity capital in the near term. Our management team is compensated based on the results we generate for shareholders, not the amount of equity we manage. We believe our current cash position, projections of future cash flows, and our ability to free up capital internally is sufficient to meet our capital needs for the foreseeable future. We would reevaluate our capital needs if there was a significant unforeseen change in the level of attractive investment opportunities.

Looking forward, our future GAAP earnings will largely be driven by our recently acquired residential senior and re-REMIC securities, which currently comprise 68% of our total earning assets. The predominance of senior cash flows in our portfolio makes our future returns less sensitive to credit risk than in the past, although we are still exposed to significant credit risk. Future earnings will also be impacted by how we deploy our remaining cash balances, which currently comprise 20% of our total earning assets, and future cash flows. As we noted above, our earnings are moving in the right direction, but our goal is to increase them above the current level. In order to accomplish that goal we will need to invest more of our cash balances in order to reduce the earnings drag from carrying high levels of cash. However, we will remain patient investors, as we believe that it is more important to make the right investment, than make investments quickly.

To the extent our loss expectations do not significantly change and we continue to hold fewer subordinate securities, we expect impairments to remain at or below current period levels. We continue to observe our GAAP results and the economics of our business moving more in-line with each other. Having said that, we may engage in complex transactions where GAAP accounting and our business economics once again diverge.

We anticipate a taxable loss at the REIT for the 2009 tax year and therefore expect all of this year’s dividends to be characterized as a return of capital. Our quarterly taxable income is likely to remain volatile as it is difficult to accurately project the quarter in which anticipated credit losses on our legacy investments will be realized for tax accounting purposes.

Summary of Results of Operations, Financial Condition, Capital Resources and Liquidity

Our reported GAAP net income was $27 million ($0.35 per share) for the third quarter of 2009, as compared to a GAAP net loss of $111 million ($3.34 per share) for the third quarter of 2008. Our GAAP book value per common share was $11.68 at September 30, 2009, an increase from $9.02 at December 31, 2008. We declared a regular dividend of $0.25 per share for the third quarter of 2009 and $0.75 per share for the third quarter of 2008.

The following table presents the components of our GAAP net income (loss) for the three and nine months ended September 30, 2009 and 2008.

Table 1 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2009	2008	2009	2008
Interest income	$70,382	$131,192	$226,081	$444,258
Interest expense	(24,837)	(92,155)	(111,431)	(316,963)
Net interest income	45,545	39,037	114,650	127,295
Provision for loan losses	(9,998)	(18,333)	(40,576)	(36,452)
Market valuation adjustments, net	(11,058)	(127,146)	(83,437)	(381,571)
Net interest income (loss) after provision and market valuation adjustments	24,489	(106,442)	(9,363)	(290,728)
Operating expenses	(14,806)	(16,851)	(36,162)	(47,453)
Realized gains, net	17,561	(65)	43,548	2,688
Benefit from income taxes	247	9,860	656	7,123
Less: Net income (loss) attributable to noncontrolling interest	363	(2,194)	(226)	430
Net Income (Loss)	$27,128	$(111,304)	$(1,095)	$(328,800)
Diluted weighted average common shares outstanding	78,222,903	33,334,011	65,363,128	32,907,196
Net earnings (loss) per share	$0.35	$(3.34)	$(0.02)	$(9.99)

Net interest income was $46 million for the third quarter of 2009 as compared to $39 million for the third quarter of 2008, an increase of $7 million. The increase was primarily due to higher average balances of residential senior securities held at Redwood that are funded with equity. Net interest income after provision and market valuation adjustments was $24 million for the third quarter of 2009 as compared to a loss of $106 million for the third quarter of 2008, an increase of $130 million. This increase was primarily due to lower negative market valuation adjustments (MVA) at Redwood due to fewer impairment charges on securities and an $8 million decrease in the provision for loan losses at Sequoia due to lower balances of residential loans.

Operating expenses were $15 million for the third quarter of 2009 as compared to $17 million for the third quarter of 2008, a decrease of $2 million. This decrease was primarily due to a reduction in headcount and fewer legal and consulting expenses, partially offset by an increase in variable compensation expense. We currently anticipate that operating expenses will be lower in the fourth quarter of 2009, as compared to the third quarter of 2009. However, operating expenses could increase in subsequent periods as we focus on our new business development activities.

Realized gains, net, were $18 million for the third quarter of 2009 as compared to less than a $1 million loss for the third quarter of 2008, an increase of $18 million. This increase was due to gains on sales of securities and the repurchase of long-term debt during the third quarter of 2009.

The Results of Operations section of this Management’s Discussion and Analysis contains a detailed analysis of the components of net income.

Our estimated total taxable loss was $23 million ($0.30 per share) for the third quarter of 2009 as compared to taxable income of $2 million ($0.07 per share) for the third quarter of 2008, a decrease of $25 million. Our estimated REIT taxable loss was $25 million ($0.32 per share) for the third quarter of 2009 as compared to REIT taxable income of $2 million ($0.07 per share) for the third quarter of 2008, a decrease of $27 million. The increase in the REIT taxable loss was primarily due to an increase in realized credit losses on subordinate securities. Realized credit losses at the REIT for the third quarters of 2009 and 2008 were $67 million and $33 million, or $0.86 and $0.99 per share, respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

Components of Book Value

The Financial Condition, Liquidity, and Capital Resources section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of GAAP book value at September 30, 2009 and December 31, 2008. The following supplemental non-GAAP components of book value addresses our assets and liabilities at September 30, 2009, as reported under GAAP and as estimated by us using fair values for our investments. We show our investments in the Fund, and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our non-GAAP estimated economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), as required to determine fair value under GAAP. This method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets or the higher amount we would have to pay to redeem our liabilities. For additional information to consider when reviewing the following table, please see “Factors Affecting Management’s Estimate of Economic Value” below.

Table 2 Book Value and Economic Value at September 30, 2009

(In Millions, Except per Share Data)	GAAP Book Value	Adjustments		Estimate of Economic Value
Cash and cash equivalents	$217	$		$217
Real estate securities at Redwood
Residential	732			732
Commercial	17			17
CDO	2			2
Total real estate securities at Redwood	751			751
Investments in the Fund	24			24
Investments in Sequoia	76		(29)	47
Investments in Acacia	2			2
Total cash, securities, and investments	1,070			1,041
Long-term debt	(140)		76	(64)
Other assets/liabilities, net	(23)			(23)
Stockholders' Equity	$907			$954
Book Value per Share	$11.68			$12.28

During the third quarter, our GAAP book value increased by $1.33 per share to $11.68. The increase resulted from $1.09 per share of positive market valuation adjustments and $0.49 per share from earnings before market valuation adjustments, less $0.25 per share of dividends. Our estimate of economic book value increased by $0.98 per share to $12.28. Economic value is determined by calculating the fair value of our investments in consolidated entities directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. In calculating our estimate of economic value, we also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP.

Factors Affecting Management’s Estimate of Economic Value

In reviewing our non-GAAP estimate of economic value, there are a number of important factors and limitations to consider. The estimated economic value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities or, in certain cases, our estimate of economic value of our existing assets and liabilities, and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities and cash flows. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value, or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values of those assets and liabilities. Because temporary changes in market conditions can substantially affect our estimate of the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Cash, Securities, and Investments at Redwood

The following chart summarizes the economic value of our cash, securities, and investments at September 30, 2009

Cash, Securities, and Investments at Redwood
September 30, 2009
($ in millions)

We have segmented our securities portfolio by acquisition date in the above chart to highlight that 91% of the economic value of our cash, securities, and investments are currently held in cash or in recently acquired securities. Our future earnings will be primarily driven by the performance of these recent investments along with how we deploy our existing cash and future cash flows.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at September 30, 2009. We segment our securities portfolio by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

September 30, 2009 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securites
Residential
Senior
Prime	$15	$264	$58	$337	45%
Non-prime	110	155	14	279	37%
Total Senior	125	419	72	616	82%
Re-REMIC prime	1	10	82	93	12%
Subordinate
Prime	16	3	3	22	3%
Non-prime	1	—	—	1	—%
Total Subordinate	17	3	3	23	3%
Total Residential	143	432	157	732	97%
Commercial	7	2	8	17	2%
CDO	—	2	—	2	1%
Total Securities at Redwood	$150	$436	$165	$751	100%

The following table details the net increase in the fair value of securities at Redwood during the three months ended September 30, 2009 and June 30, 2009.

Table 4 Real Estate Securities Activity at Redwood

	Three Months Ended
(In Millions)	September 30, 2009	June 30, 2009
Beginning fair value	$517	$221
Acquisitions	246	341
Sales	(63)	(50)
Effect of principal payments	(25)	(13)
Change in fair value, net	76	18
Ending Fair Value	$751	$517

During the third quarter, we acquired $246 million of residential securities. We also sold residential securities with a basis of $63 million and realized a gain of $11 million. We continue to prudently manage our portfolio and may sell additional assets as conditions merit. The table below details our acquisitions in the current quarter.

Table 5 Real Estate Securities Acquisitions at Redwood

	Purchases	Weighted Average Price Percentage	At Acquisition
($ in Millions)			Credit Support %	Seriously Delinquent %
Prime
Senior	$137	75%	8%	7%
RE-REMIC	25	31%	9%	5%
Subordinate	1	37%	8%	9%
Total Prime	163
Senior Alt-A	83	64%	14%	11%
Total Acquisitions	$246

Principal payments reduced the fair value of our securities by $25 million during the third quarter compared to $13 million in the second quarter. The increase in principal payments primarily reflects the increase in size of our portfolio. Unscheduled prepayments on our securities were generally unchanged from the prior quarter.

We estimate that the change in fair value of our securities due to market price adjustments was an increase of $76 million during the third quarter. This increase was primarily due to increased demand for residential senior and re-REMIC securities.

In October 2009, we acquired $4 million in prime residential senior securities and $2 million in residential re-REMIC securities and sold $28 million of prime residential, $6 million of residential re-REMIC securities and $8 million of commercial subordinate securities.

Investments in the Fund and Securitization Entities — Sequoia and Acacia

Our investments in the Fund, Sequoia, and Acacia totaled $102 million, or 12% of our securities and investments at September 30, 2009. The fair value (which equals GAAP carrying value) of our investment in the Fund was $24 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The fair value of our investments at Sequoia was $47 million and the GAAP carrying value was $76 million. The $47 million of economic value consists of $45 million of interest-only securities (IOs) and $2 million of senior and subordinate securities, and is calculated using the same valuation process that we follow to fair value our other real estate securities. These IOs earn the “spread” between the coupon rate on the $2.5 billion notional amount of underlying adjustable rate mortgage (ARM) loans and the cost of funds (indexed to one-month LIBOR) on the ABS issued within each respective securitization entity. Returns on these investments increase when prepayments slow and decrease when prepayments speed up.

The fair value of our investments in Acacia was $2 million and the GAAP carrying value was $2 million. These investments consist of equity interests and securities in the Acacia CDO entities we sponsor, which have minimal value, as well as management fees. We valued the management fees at $2 million, which equals our projected management fees discounted at a 45% rate.

Capital Resources and Liquidity

We continue to maintain our strong balance sheet and liquidity. At September 30, 2009, we had $217 million in cash and cash equivalents, or $2.79 per share, and we had $240 million in cash and cash equivalents at October 31, 2009. As of September 30, 2009, $19 million of our cash was either committed to future investments or unavailable for investment under our internal risk-adjusted capital and risk management policies. All of our cash is currently invested in U.S. Treasury Bills or bank deposits insured by the Federal Deposit Insurance Corporation.

We had no short-term debt at September 30, 2009. We currently fund our investments with permanent capital (equity and long-term debt) that is not subject to margin calls and financial covenants. At September 30, 2009, our total capital was $1.05 billion, which consisted of $907 million of common equity and $140 million of 30-year long-term debt due in 2037. The estimated fair value of this debt was $64 million at September 30, 2009, based upon a market price equal to 46% of face value. In July 2009, we repurchased $10 million of this debt at a market price equal to 34% of face value.

Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q, we show in the table below (i) the cash balance at the beginning and ending of the third and second quarters of 2009, which are GAAP amounts, and (ii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for the table below is derived by aggregating and netting all items within our GAAP Consolidated Statement of Cash Flows for the appropriate periods.

Table 6 Redwood Sources and Uses of Cash

	Three Months Ended
(In Millions)	September 30, 2009	June 30, 2009
Beginning Cash Balance	$337	$333
Business cash flows:
Cash flow from securities and investments	78	64
Asset management fees	1	1
Cash operating expenses	(10)	(8)
Interest expense on long-term debt	(1)	(2)
Total business cash flows	68	55
Other sources and uses:
Proceeds from asset sales	74	57
Proceeds from equity issuance	—	238
Changes in working capital	6	4
Acquisitions	(246)	(334)
Repurchase of long-term debt	(3)	—
Dividends	(19)	(16)
Net other uses	(188)	(51)
Net (uses) sources of cash	(120)	4
Ending Cash Balance	$217	$337

Third quarter business cash flow totaled $68 million, up $13 million from the second quarter, as cash flow from our investment portfolio increased by $14 million, cash operating expenses increased by $2 million, and interest on our long-term debt declined by $1 million. Third quarter acquisitions were $246 million.

Third quarter cash flow from securities and investments included $32 million of coupon interest and $46 million of principal. Given the nature of our investments (e.g., deep discount subordinated securities, senior securities acquired at discounts, IOs, equity investments in Acacia, and other types) it is difficult to draw conclusions in any one period about what portion of our cash flow represents “income” and what represents a “return of capital.” It is only at the end of an asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was income and what was a return of capital.

The table below presents the components of our cash flow from securities and investments for the three months ended September 30, 2009 and June 30, 2009.

Table 7 Cash Flow from Securities and Investments

	Three Months Ended
(In Millions)	September 30, 2009	June 30, 2009
Securities Redwood
Residential senior	$45	$26
Residential Re-REMIC	3	—
Residential subordinate	14	18
Commercial and CDO	3	4
Total Cash Flow from Securities at Redwood	65	48
Investments in the Fund	2	2
Investments in Sequoia	11	13
Investments in Acacia	—	1
Total Cash Flow from Securities and Investments	$78	$64

Since we are acquiring more senior securities, the variability of the cash flows we receive every quarter will be primarily dependent on prepayment speeds, and since prepayments will vary, there will be some volatility in the cash flows generated by our senior securities portfolio. We generated $3 million in cash (all interest) from our investments in re-REMICs in the third quarter. The large majority of this cash was from our second quarter investments.

Cash flow generated from our residential subordinated securities totaled $14 million in the third quarter, compared to $18 million in the second quarter, and totaled $52 million in the first nine months of 2009. In the third quarter, we received $8 million from principal payments and $6 million from interest. We earn cash interest payments on the face value ($521 million at September 30, 2009), which is reduced by principal paydowns and credit losses. Credit losses can vary significantly from period to period and totaled $97 million in the third quarter, compared to $127 million in the second quarter. We expect credit losses will remain at elevated levels and thus, cash flows will trend down, and, if the expected credit losses occur quickly, the decline in cash flows from this portfolio could be rapid.

Results of Operations

The following discussion is based upon management’s consolidating results for Redwood, the Fund and Securitization Entities (Sequoia and Acacia) and acts as a supplement to our GAAP results for the three and nine months ended September 30, 2009 and 2008.

Table 8 Consolidating Income Statements

	Three Months Ended September 30, 2009
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$29,992	$1,962	$38,428	$—	$70,382
Management fees	727	—	—	(727)	—
Interest expense	(1,307)	—	(23,921)	391	(24,837)
Net interest income	29,412	1,962	14,507	(336)	45,545
Provision for loan losses	—	—	(9,998)	—	(9,998)
Market valuation adjustments, net	(8,415)	(798)	(1,845)	—	(11,058)
Net interest income (loss) after provision and market valuation adjustments	20,997	1,164	2,664	(336)	24,489
Operating expenses	(14,690)	(403)	(49)	336	(14,806)
Realized gains, net	17,561	—	—	—	17,561
Income from the Fund	398	—	—	(398)	—
Income from Securitization Entities	2,615	—	—	(2,615)	—
Noncontrolling interest	—	(363)	—	—	(363)
Net income (loss) before provision for taxes	26,881	398	2,615	(3,013)	26,881
Benefit from income taxes	247	—	—	—	247
Net Income (Loss)	$27,128	$398	$2,615	$(3,013)	$27,128

	Three Months Ended September 30, 2008
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$23,451	$3,542	$104,199	$—	$131,192
Management fees	1,307	—	—	(1,307)	—
Interest expense	(2,229)	—	(90,836)	910	(92,155)
Net interest income	22,529	3,542	13,363	(397)	39,037
Provision for loan losses	—	—	(18,333)	—	(18,333)
Market valuation adjustments, net	(88,609)	(7,703)	(30,834)	—	(127,146)
Net interest (loss) income after provision and market valuation adjustments	(66,080)	(4,161)	(35,804)	(397)	(106,442)
Operating expenses	(16,810)	(425)	(13)	397	(16,851)
Realized gains, net	(65)	—	—	—	(65)
Loss from the Fund	(2,392)	—	—	2,392	—
Loss from Securitization Entities	(35,817)	—	—	35,817	—
Noncontrolling interest	—	2,194	—	—	2,194
Net (loss) income before provision for taxes	(121,164)	(2,392)	(35,817)	38,209	(121,164)
Benefit from income taxes	9,860	—	—	—	9,860
Net (Loss) Income	$(111,304)	$(2,392)	$(35,817)	$38,209	$(111,304)

	Nine Months Ended September 30, 2009
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$72,489	$6,625	$146,967	$—	$226,081
Management fees	2,604	—	—	(2,604)	—
Interest expense	(4,618)	—	(108,376)	1,563	(111,431)
Net interest income	70,475	6,625	38,591	(1,041)	114,650
Provision for loan losses	—	—	(40,576)	—	(40,576)
Market valuation adjustments, net	(66,296)	(5,857)	(11,284)	—	(83,437)
Net interest income (loss) after provision and market valuation adjustments	4,179	768	(13,269)	(1,041)	(9,363)
Operating expenses	(35,858)	(1,245)	(100)	1,041	(36,162)
Realized gains, net	24,759	—	18,789	—	43,548
Loss from the Fund	(251)	—	—	251	—
Income from Securitization Entities	5,420	—	—	(5,420)	—
Noncontrolling interest	—	226	—	—	226
Net (loss) income before provision for taxes	(1,751)	(251)	5,420	(5,169)	(1,751)
Benefit from income taxes	656	—	—	—	656
Net (Loss) Income	$(1,095)	$(251)	$5,420	$(5,169)	$(1,095)

	Nine Months Ended September 30, 2008
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$81,907	$7,734	$354,617	$—	$444,258
Management fees	4,239	—	—	(4,239)	—
Interest expense	(7,246)	—	(313,136)	3,419	(316,963)
Net interest income	78,900	7,734	41,481	(820)	127,295
Provision for loan losses	—	—	(36,452)	—	(36,452)
Market valuation adjustments, net	(286,618)	(7,703)	(87,250)	—	(381,571)
Net interest (loss) income after provision and market valuation adjustments	(207,718)	31	(82,221)	(820)	(290,728)
Operating expenses	(47,305)	(886)	(82)	820	(47,453)
Realized gains, net	857	1,831	—	—	2,688
Income from the Fund	546	—	—	(546)	—
Loss from Securitization Entities	(82,303)	—	—	82,303	—
Noncontrolling interest	—	(430)	—	—	(430)
Net (loss) income before provision for taxes	(335,923)	546	(82,303)	81,757	(335,923)
Benefit from income taxes	7,123	—	—	—	7,123
Net (Loss) Income	$(328,800)	$546	$(82,303)	$81,757	$(328,800)

Results of Operations — Redwood

The following table presents the net interest income (loss) after MVA at Redwood for the three and nine months ended September 30, 2009 and 2008.

Table 9 Net Interest Loss after Provision and MVA at Redwood

	Three Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$46	$2,561	7.18%	$68	$3,671	7.41%
Trading securities	1,231	3,906	126.06%	1,080	11,364	38.01%
Available-for-sale securities	28,658	677,814	16.91%	21,711	355,161	24.45%
Cash and cash equivalents	57	208,899	0.11%	592	158,164	1.50%
Total Interest Income	29,992			23,451
Management fees	727			1,307
Interest Expense
Short-term debt	—	—	—	(65)	7,825	(3.32)%
Long-term debt	(1,307)	139,190	(3.76)%	(2,164)	146,705	(5.90)%
Total Interest Expense	(1,307)			(2,229)
Net Interest Income	29,412			22,529
Market valuation adjustments, net	(8,415)			(88,609)
Net Interest Income (Loss) After MVA at Redwood	$20,997			$(66,080)

	Nine Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$159	$2,696	7.86%	$243	$3,978	8.14%
Trading securities	5,076	4,588	147.52%	6,588	29,400	29.88%
Available-for-sale securities	67,065	456,851	19.57%	70,821	359,062	26.30%
Cash and cash equivalents	189	247,123	0.10%	4,255	206,881	2.74%
Total Interest Income	72,489			81,907
Management fees	2,604			4,239
Interest Expense
Short-term debt	—	—	—	(316)	11,389	(3.70)%
Long-term debt	(4,618)	144,585	(4.26)%	(6,930)	146,476	(6.31)%
Total Interest Expense	(4,618)			(7,246)
Net Interest Income	70,475			78,900
Market valuation adjustments, net	(66,296)			(286,618)
Net Interest Income (Loss) After MVA at Redwood	$4,179			$(207,718)

Net interest income at Redwood was $29 million for the third quarter of 2009 as compared to $23 million for the third quarter of 2008, an increase of $6 million. The increase was primarily due to higher average balances of investment securities that were funded with equity. Net interest income at Redwood was $70 million for the first nine months of 2009 as compared to $79 million for the first nine months of 2008, a decline of $9 million. The decline was primarily due to lower interest yields on our subordinate securities as a result of our adoption of new accounting guidance for measuring OTTI, partially offset by higher overall balances of senior securities.

Analysis of Interest Income at Redwood

Interest income at Redwood was $30 million for the third quarter of 2009, as compared to $23 million for the third quarter of 2008, an increase of $7 million. Interest income was $73 million for the first nine months of 2009, as compared to $82 million for the first nine months of 2008, a decline of $9 million.

The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”). In both periods, the balance of securities increased and the rate of interest decreased.

Table 10 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Three Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(21)	$(1)	$(22)
Trading securities	(709)	860	151
Available-for-sale securities	19,725	(12,778)	6,947
Cash and cash equivalents	190	(725)	(535)
Total Interest Income	$19,185	$(12,644)	$6,541

	Change in Interest Income Nine Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(78)	$(6)	$(84)
Trading securities	(5,560)	4,048	(1,512)
Available-for-sale securities	19,288	(23,044)	(3,756)
Cash and cash equivalents	828	(4,894)	(4,066)
Total Interest Income	$14,478	$(23,896)	$(9,418)

The following table presents the components of the interest income we earned on available-for-sale (AFS) securities in the three and nine months ended September 30, 2009 and 2008.

Table 11 Interest Income — AFS Securities at Redwood

					Yield as a Result of(1)
Three Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$8,761	$10,044	$18,805	$534,273	6.56%	7.52%	14.08%
Re-REMIC Residential	4,032	(922)	3,110	69,980	23.05%	(5.27)%	17.78%
Subordinate
Residential	4,783	(256)	4,527	60,057	31.86%	(1.71)%	30.15%
Commercial	3,041	(849)	2,192	13,504	90.08%	(25.15)%	64.93%
CDO	24	—	24	—	—	—	—
Total Subordinate	7,848	(1,105)	6,743	73,561	42.67%	(6.01)%	36.66%
Total AFS Securities	$20,641	$8,017	$28,658	$677,814	12.18%	4.73%	16.91%

					Yield as a Result of(1)
Three Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$1,136	$1,646	$2,782	97,221	4.67%	6.77%	11.44%
Subordinate
Residential	9,013	6,651	15,664	159,187	22.65%	16.71%	39.36%
Commercial	5,741	(2,581)	3,160	98,505	23.31%	(10.48)%	12.83%
CDO	105	—	105	248	169.35%	—	169.35%
Total Subordinate	14,859	4,070	18,929	257,940	23.04%	6.31%	29.35%
Total AFS Securities	$15,995	$5,716	$21,711	$355,161	18.01%	6.44%	24.45%

					Yield as a Result of(1)
Nine Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$17,322	$19,641	$36,963	$344,869	6.70%	7.59%	14.29%
Re-REMIC Residential	4,592	(910)	3,682	32,389	18.90%	(3.75)%	15.15%
Subordinate
Residential	20,743	1,233	21,976	51,401	53.81%	3.20%	57.01%
Commercial	10,977	(6,687)	4,290	28,177	51.94%	(31.64)%	20.30%
CDO	154	—	154	15	1,353.58%	—	1,353.58%
Total Subordinate	31,874	(5,454)	26,420	79,593	53.40%	(9.14)%	44.26%
Total AFS Securities	$53,788	$13,277	$67,065	$456,851	15.70%	3.87%	19.57%

					Yield as a Result of(1)
Nine Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$1,673	$2,354	$4,027	46,716	4.77%	6.72%	11.49%
Subordinate
Residential	29,248	24,763	54,011	182,200	21.40%	18.12%	39.52%
Commercial	18,542	(6,227)	12,315	129,309	19.12%	(6.42)%	12.70%
CDO	468	—	468	837	74.58%	—	74.58%
Total Subordinate	48,258	18,536	66,794	312,346	20.60%	7.91%	28.51%
Total AFS Securities	$49,931	$20,890	$70,821	$359,062	18.54%	7.76%	26.30%

(1)	Cash flows from our CDO’s can be very sporadic and, to some extent, unexpected. The fair value of these assets is close to zero and any interest income results in unusually high-reported yields that are not sustainable.

Analysis of Interest Expense at Redwood

Interest expense at Redwood was $1 million for the third quarter of 2009, as compared to $2 million for the third quarter of 2008, a decline of $1 million. Interest expense was $5 million for the first nine months of 2009, as compared to $7 million for the first nine months of 2008, a decline of $2 million.

The following table details how interest expense at Redwood changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”). Interest expense declined due to the corresponding decline in debt balances as well as lower benchmark LIBOR interest rates over the past twelve months.

Table 12 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Three Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(65)	$—	$(65)
Long-term debt	(111)	(746)	(857)
Total Interest Expense	$(176)	$(746)	$(922)

	Change in Interest Expense Nine Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(315)	$—	$(315)
Long-term debt	(89)	(2,223)	(2,312)
Total Interest Expense	$(404)	$(2,223)	$(2,627)

At Redwood, most of our assets are funded with equity capital. At September 30, 2009, we had no short-term debt and $140 million long-term debt outstanding. At September 30, 2008, we had $7 million of short-term debt and $150 million of long-term debt outstanding.

Market Valuation Adjustments at Redwood

The GAAP accounting principles that determine the timing and amount of market valuation adjustments recorded to our financial statements are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period.

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) and our consolidated balance sheets for the three and nine months ended September 30, 2009 and 2008.

Table 13 Impact of Market Valuation Adjustments at Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2009	2008	2009	2008
Market valuation adjustments, net
Fair value assets and liabilities	$—	$(3)	$(1)	$(28)
Impairment on AFS securities	(8)	(85)	(65)	(259)
Total Market Valuation Adjustments, Net	$(8)	$(88)	$(66)	$(287)
Effect on equity
Cumulative OTTI adjustment	$—	$—	$(58)	$—
Net change in OCI	95	(19)	133	29
Total Effect on Equity	$95	$(19)	$75	$29

In the second quarter of 2009, we adopted new accounting guidance for other-than-temporary (OTTI) impairments. As part of this adoption, we were required to evaluate $431 million of OTTI at Redwood that was previously expensed through our consolidated statements of income (loss). Upon evaluation, we determined that $58 million of this OTTI, net of tax, related to non-credit factors and reclassified this portion of total OTTI to accumulated other comprehensive income (loss) (OCI). This adjustment effectively increased retained earnings and decreased accumulated comprehensive income (loss), resulting in zero net impact to our reported stockholders’ equity.

In the third quarter of 2009, we recognized $23 million of impairments at Redwood. Of this amount, $8 million was recognized in our consolidated statement of income and $15 million was recognized as a reduction in stockholders’ equity.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2009 and 2008.

Table 14 Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Fixed compensation expense	$3,726	$4,331	$11,325	$14,653
Variable compensation expense	5,216	616	6,905	2,803
Equity compensation expense	420	3,080	4,551	9,887
Severance expense	398	—	426	—
Total compensation expense	9,760	8,027	23,207	27,343
Systems	1,901	1,952	4,727	6,595
Office costs	1,691	1,794	5,117	4,927
Accounting and legal	897	4,151	1,876	6,747
Other operating expenses	557	927	1,235	1,841
Total Operating Expenses	$14,806	$16,851	$36,162	$47,453

Operating expenses were $15 million for the third quarter of 2009, as compared to $17 million for the third quarter of 2008, a decline of $2 million. The decline was primarily due to a $3 million decrease in non-recurring legal expenses. This decline was partially offset by a $2 million increase in total compensation expense.

Gains and Losses

The following table details the components of realized gains on sales of investments, net, for the three and nine months ended September 30, 2009 and 2008.

Table 15 Realized Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Realized gains (losses) on sales of:
Real estate loans	$—	$(15)	$—	$(18)
Real estate securities	10,936	—	18,134	1,831
Total gains (losses) on sales	10,936	(15)	18,134	1,813
Net gains on repurchase of Sequoia ABS	—	—	—	926
Net gains on extinguishment of debt	6,625	—	6,843	—
Net gains on calls	—	(50)	—	(51)
Gains on deconsolidation	—	—	18,571	—
Total Realized Gains, Net	$17,561	$(65)	$43,548	$2,688

Realized gains of $18 million for the third quarter of 2009 reflect increased gains on the sales of securities as part of our ongoing portfolio management activities and the repurchase of long-term debt at a significant discount to the principal amount. Realized gains of $44 million for the first nine months of 2009 also include a $19 million gain from the deconsolidation of a Sequoia securitization entity during the second quarter of 2009.

Results of Operations — The Fund

We consolidate the Fund as we have determined that we are the primary beneficiary of this entity.

The following table presents the components of the interest income we earned on AFS securities at the Fund in the three and nine months ended September 30, 2009 and 2008.

Table 16 Interest Income — AFS Securities at the Fund

					Yield as a Result of
Three Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$156	$873	$1,029	$35,810	1.74%	9.75%	11.49%
Subordinate
Residential	72	255	327	10,452	2.76%	9.76%	12.52%
CDO	175	431	606	10,808	6.48%	15.95%	22.43%
Total Subordinate	247	686	933	21,260	4.65%	12.91%	17.56%
Total AFS Securities	$403	$1,559	$1,962	$57,070	2.82%	10.93%	13.75%

					Yield as a Result of
Three Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$482	$1,266	$1,748	$39,883	4.83%	12.70%	17.53%
Subordinate
Residential	178	389	567	13,438	5.30%	11.58%	16.88%
CDO	658	479	1,137	22,000	11.96%	8.71%	20.67%
Total Subordinate	836	868	1,704	35,438	9.44%	9.80%	19.24%
Total AFS Securities	$1,318	$2,134	$3,452	$75,321	7.00%	11.33%	18.33%

					Yield as a Result of
Nine Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$549	$3,689	$4,238	$36,221	2.02%	13.58%	15.60%
Subordinate
Residential	239	742	981	11,170	2.85%	8.86%	11.71%
CDO	733	673	1,406	11,738	8.33%	7.64%	15.97%
Total Subordinate	972	1,415	2,387	22,908	5.66%	8.24%	13.90%
Total AFS Securities	$1,521	$5,104	$6,625	$59,129	3.43%	11.51%	14.94%

					Yield as a Result of
Nine Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$705	$1,563	$2,268	$25,141	3.74%	8.29%	12.03%
Subordinate
Residential	429	1,149	1,578	4,849	11.80%	31.59%	43.39%
CDO	2,343	1,369	3,712	24,979	12.51%	7.31%	19.82%
Total Subordinate	2,772	2,518	5,290	29,828	12.39%	11.26%	23.65%
Total AFS Securities	$3,477	$4,081	$7,558	$54,969	8.43%	9.90%	18.33%

Net interest income at the Fund was $2 million and $7 million, respectively, for the three and nine months ended September 30, 2009, and compared to net interest income of $3 million and $8 million, respectively, for the three and nine months ended September 30, 2008. The declines in net interest income were primarily due to lower expected yields on AFS securities. This reduced discount amortization income over these periods.

Market Valuation Adjustments at the Fund

Table 17 — Impact of Market Valuation Adjustments at the Fund

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) and our consolidated balance sheets and for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2009	2008	2009	2008
Market valuation adjustments, net
Fair value assets and liabilities	$—	$—	$—	$—
Impairment on AFS securities	(1)	(8)	(6)	(8)
Total Market Valuation Adjustments, Net	$(1)	$(8)	$(6)	$(8)
Effect on equity
Cumulative OTTI adjustment	$—	$—	$(3)	$—
Net change in OCI	6	(2)	5	(2)
Total Effect on Equity	$6	$(2)	$2	$(2)

At the Fund, there were $1 million and $6 million, respectively, of negative market valuation adjustments on AFS securities recognized through our consolidated statements of income (loss) for the three and nine months ended September 30, 2009, all of which were deemed to be OTTI.

Results of Operations — Securitization Entities

We consolidate all Sequoia and Acacia entities that do not qualify as sales for financial reporting purposes. The following table presents the net interest (loss) income at Sequoia, and Acacia for the three months ended September 30, 2009 and 2008.

Table 18 Net Interest Income — Sequoia and Acacia

Three Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$22,863	$(3,642)	$19,221	$3,864,796	1.99%
Commercial real estate loans	307	—	307	7,225	17.00%
Trading Securities	19,683	—	19,683	249,784	31.52%
Other investments	25	—	25	41,607	0.24%
Cash and cash equivalents	18	—	18	66,333	0.11%
Total Interest Income	42,896	(3,642)	39,254
Interest Expense
ABS issued – Sequoia	(13,095)	(196)	(13,291)	3,765,292	(1.41)%
ABS issued – Acacia	(10,334)	—	(10,334)	283,996	(14.56)%
Interest rate agreements – Sequoia	(21)	—	(21)
Interest rate agreements – Acacia	(1,101)	—	(1,101)
Total Interest Expense	(24,551)	(196)	(24,747)
Net Interest Income	$18,345	$(3,838)	$14,507

(1)	Sequoia ABS premium amortization includes $234 thousand of bond issuance premium amortization and negative $430 thousand of deferred bond issuance costs (DBIC) amortization.

Three Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$71,337	(3,374)	67,963	$6,206,807	4.38%
Commercial real estate loans	369	—	369	18,648	7.92%
Trading Securities	36,459	—	36,459	733,189	19.89%
Other investments	487	—	487	78,474	2.48%
Cash and cash equivalents	289	—	289	55,259	2.09%
Total Interest Income	108,941	(3,374)	105,567
Interest Expense
ABS issued – Sequoia	(61,999)	(373)	(62,372)	6,040,635	(4.13)%
ABS issued – Acacia	(28,574)	—	(28,574)	900,611	(12.69)%
Interest rate agreements – Sequoia	(158)	—	(158)
Interest rate agreements – Acacia	(1,100)	—	(1,100)
Total Interest Expense	(91,831)	(373)	(92,204)
Net Interest Income	$17,110	$(3,747)	$13,363

(1)	Sequoia ABS premium amortization includes $557 thousand of bond issuance premium amortization and negative $930 thousand of DBIC amortization.

Nine Months Ended September 30, 2009 (Dollars in Thousands)	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$98,114	(15,091)	83,023	$4,243,479	2.61%
Commercial real estate loans	975	—	975	9,110	14.27%
Trading Securities	63,900	—	63,900	274,213	31.07%
Other investments	155	—	155	53,359	0.39%
Cash and cash equivalents	144	—	144	53,723	0.36%
Total Interest Income	163,288	(15,091)	148,197
Interest Expense
ABS issued – Sequoia	(61,085)	(613)	(61,698)	4,144,674	(1.98)%
ABS issued – Acacia	(44,578)	—	(44,578)	305,646	(19.45)%
Interest rate agreements – Sequoia	(63)	—	(63)
Interest rate agreements – Acacia	(3,267)	—	(3,267)
Total Interest Expense	(108,993)	(613)	(109,606)
Net Interest Income	$54,295	$(15,704)	$38,591

(1)	Sequoia ABS premium amortization includes $882 thousand of bond issuance premium amortization and negative $1.5 million of DBIC amortization.

Nine Months Ended September 30, 2008 (Dollars in Thousands)	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$256,528	$(21,098)	$235,430	$6,543,826	4.80%
Commercial real estate loans	1,113	—	1,113	19,783	7.50%
Trading Securities	119,845	—	119,845	984,812	16.23%
Other investments	1,733	—	1,733	78,609	2.94%
Cash and cash equivalents	1,917	—	1,917	94,166	2.71%
Total Interest Income	381,136	(21,098)	360,038
Interest Expense
ABS issued – Sequoia	(211,580)	(249)	(211,829)	6,377,384	(4.43)%
ABS issued – Acacia	(102,978)	—	(102,978)	1,113,896	(12.33)
Interest rate agreements – Sequoia	(471)	—	(471)
Interest rate agreements – Acacia	(3,279)	—	(3,279)
Total Interest Expense	(318,308)	(249)	(318,557)
Net Interest Income	$62,828	$(21,347)	$41,481

(1)	Sequoia ABS premium amortization includes $4.7 million of bond issuance premium amortization and negative $4.9 million of DBIC amortization.

Net interest income at Sequoia and Acacia was $15 million for the third quarter of 2009 as compared to $13 million in the third quarter of 2008, an increase of $2 million. Net interest income at Sequoia and Acacia was $39 million in the first nine months of 2009 as compared to $41 million in the first nine months of 2008, a decline of $2 million. These differences were primarily due to the amount and timing of spread changes between the income and expense yields on loans and ABS issued at Sequoia. These changes were largely due to changes in benchmark LIBOR interest rates. Overall net interest income declined during these periods due to lower average balances of loans and securities at Acacia and Sequoia.

Analysis of Interest Income at Sequoia and Acacia

Interest income at Sequoia and Acacia was $39 million for the third quarter of 2009, as compared to $105 million in the third quarter of 2008, a decline of $66 million. Interest income was $148 million for the first nine months of 2009, as compared to $360 million for the first nine months of 2008, a decline of $212 million.

The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at Sequoia and Acacia. Interest income declined primarily due to lower average balances of loans at Sequoia and securities at Acacia, along with lower benchmark LIBOR interest rates on loans at Sequoia.

Table 19 Interest Income at Sequoia and Acacia — Volume and Rate Changes

	Change in Interest Income Three Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(25,643)	$(23,098)	$(48,741)
Commercial real estate loans	(226)	164	(62)
Trading Securities	(24,039)	7,262	(16,777)
Other investments	(229)	(233)	(462)
Cash and cash equivalents	58	(329)	(271)
Total Interest Income	$(50,079)	$(16,234)	$(66,313)

	Change in Interest Income Nine Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(82,761)	$(69,646)	$(152,407)
Commercial real estate loans	(600)	462	(138)
Trading Securities	(86,475)	30,530	(55,945)
Other investments	(557)	(1,021)	(1,578)
Cash and cash equivalents	(823)	(950)	(1,773)
Total Interest Income	$(171,216)	$(40,625)	$(211,841)

Average balances of loans at Sequoia decreased due to principal repayments on loans and securities with no offsetting acquisition activity. The average prepayment rate for Sequoia loans was 11% during the third quarter of 2009 as compared to 15% in the third quarter of 2008. At September 30, 2009, 95% of loan principal outstanding consisted of one-month or six-month LIBOR ARMs and 5% of loan principal outstanding consisted of hybrid ARMs. Sequoia loans also decreased due to the deconsolidation of certain Sequoia entities during the past nine months.

Interest income declined primarily because of lower volume due to declining market values on securities which reduced average balances. Partially offsetting lower volume is that the yields we accrete on many securities have increased as a result of lower market values, despite generally lower short-term LIBOR index rates during the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008.

Analysis of Interest Expense at Sequoia and Acacia

Interest expense at Sequoia and Acacia was $25 million for the third quarter of 2009, as compared to $92 million in the third quarter of 2008, a decline of $67 million. Interest expense was $110 million for the first nine months of 2009, as compared to $319 million for the first nine months of 2008, a decline of $209 million.

The following table details how interest expense at Sequoia and Acacia changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 20 Interest Expense at Sequoia and Acacia — Volume and Rate Changes

	Change in Interest Expense Three Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(23,494)	$(25,587)	$(49,081)
ABS Issued – Acacia	(20,425)	2,049	(18,376)
Total Interest Expense	$(43,919)	$(23,538)	$(67,457)

	Change in Interest Expense Nine Months Ended September 30, 2009 vs. September 30, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(74,161)	$(75,970)	$(150,131)
ABS Issued – Acacia	(77,443)	18,623	(58,820)
Total Interest Expense	$(151,604)	$(57,347)	$(208,951)

Interest expense declined primarily due to lower average balances of ABS issued at Sequoia and Acacia, along with lower benchmark LIBOR interest rates at Sequoia. The interest rates for ABS issued at Acacia have increased despite declining benchmark LIBOR rates due to higher market yields as these ABS issued are recorded at fair value for financial reporting purposes.

Loan Loss Provision at Sequoia

The provision for loan losses was $10 million and $41 million for the three and nine months ended September 30, 2009, respectively, as compared to $18 million and $36 million for the three and nine months ended September 30, 2008, respectively. The allowance for loan losses increased to $50 million, or 1.30% of the residential loan balance, at September 30, 2009, from $47 million, or 0.77% of the residential loan balance at September 30, 2008. Serious delinquencies on Sequoia loans (90+ days delinquent) increased to $145 million, or 3.79% of residential loan balances at September 30, 2009, from $143 million, or 2.36%, at September 30, 2008. As of September 30, 2009, there were no Sequoia trusts in which we had an allowance for loan losses in excess of our investment.

Market Valuation Adjustments at Sequoia and Acacia

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) and our consolidated balance sheets and for the three and nine months ended September 30, 2009 and 2008.

Table 21 Impact of Market Valuation Adjustments at Sequoia and Acacia

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2009	2008	2009	2008
Market valuation adjustments, net
Fair value assets and liabilities	$(2)	$(31)	$(11)	$(87)
Impairment on AFS securities	—	—	—	—
Total Market Valuation Adjustments, Net	$(2)	$(31)	$(11)	$(87)

At Sequoia, there were $1 million of negative mark-to-market adjustments on real estate owned properties recognized through the consolidated statements of income (loss) for the third quarter of 2009. At Acacia, there were net negative market valuation adjustments of $1 million for all assets and liabilities at Acacia recognized through our consolidated statements of income (loss) for the third quarter of 2009. There were net negative market valuation adjustments of $9 million for all assets and liabilities at Acacia recognized through our consolidated statements of income (loss) for the first nine months of 2009.

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

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $53 million at September 30, 2009. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $15 million in the first nine months of 2009, compared to $21 million for the first nine months of 2008. We expect loan premium amortization in the fourth quarter of 2009 to be slightly lower than the third quarter’s level.

Changes in Yields for Securities at Redwood and the Fund

The yields we project on real estate securities can have a significant and potentially volatile effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted downward.

Changes in the actual maturities of real estate securities may also affect their yields-to-maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and the change could be material.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

As of January 1, 2008, we elected to adopt a new accounting standard, the fair value option, to record the assets and liabilities in Acacia and certain other assets at Redwood at fair value with changes in fair value recorded as a component of market valuation adjustments, net, in our consolidated statements of income (loss). We may also elect the fair value option for certain new acquisitions in the future. Our elections significantly reduced the disparity that existed between the GAAP carrying value of our Acacia equity investments and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

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

Estimated Taxable (Loss) Income

The following table summarizes our estimated taxable (loss) income and distribution to shareholders for the three and nine months ended September 30, 2009 and 2008.

Table 22 Estimated Taxable (Loss) Income and Distributions to Shareholders

(In Thousands, Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Estimated Taxable (Loss) Income
REIT taxable (loss) income	$(24,933)	$2,400	$(44,013)	$31,548
Taxable REIT subsidiary (loss) income	1,550	(101)	(4,958)	225
Total Estimated Taxable (Loss) Income	$(23,383)	$2,299	$(48,971)	$31,773
Distributed to shareholders	$19,419	$25,093	$53,888	$74,992
Undistributed REIT Taxable Income	$—	$20,872	$—	$20,872
Undistributed REIT Taxable Income Per Share	$—	$0.63	$—	$0.63

For the three months ended September 30, 2009, we paid a regular quarterly dividend of $0.25. Since we currently expect a tax loss in 2009, the dividends we pay to shareholders in 2009 will likely be characterized as return of capital. Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date. For the nine months ended September 30, 2009, we paid $0.75 per share in dividends.

Our estimated total taxable income for the third quarter of 2009 was negative $23 million ($0.30 per share) and included $67 million in credit losses. This compared to estimated total taxable income for the third quarter of 2008 of positive $2 million ($0.07 per share), which included $33 million of credit losses. We continue to expect credit losses to be the primary factor in our taxable income (loss) results for 2009.

Differences Between Taxable Income and GAAP Income

There are differences in accounting for GAAP and tax that can lead to significant timing differences in the recognition of income and losses. For example, we are not allowed to anticipate credit losses for tax in a similar manner as for GAAP. As a result of these differences, our taxable income can differ significantly from our GAAP income during certain reporting periods.

The tables below reconcile our tax and GAAP income for the three and nine months ended September 30, 2009 and 2008.

Table 23 Differences between Estimated Taxable (Loss) Income and GAAP Net Income (Loss)

(In Thousands, Except per Share Data)	Three Months Ended September 30, 2009
	Tax	GAAP	Differences
Interest income	$54,365	$70,382	$(16,017)
Interest expense	(1,248)	(24,837)	23,589
Net Interest Income	53,117	45,545	7,572
Provision for loan losses	—	(9,998)	9,998
Realized credit losses	(66,669)	—	(66,669)
Market valuation adjustments, net	—	(11,058)	11,058
Operating expenses	(16,455)	(14,806)	(1,649)
Realized gains, net	6,625	17,561	(10,936)
(Provision for) benefit from income taxes	(1)	247	(248)
Less: Net income attributable to noncontrolling interest	—	363	(363)
Net Income (Loss)	$(23,383)	$27,128	$(50,511)
Estimated taxable earnings (loss) per share	$(0.30)	$0.35	$(0.65)

(In Thousands, Except per Share Data)	Three Months Ended September 30, 2008
	Tax	GAAP	Differences
Interest income	$53,375	$131,192	$(77,817)
Interest expense	(2,743)	(92,155)	89,412
Net Interest Income	50,632	39,037	11,595
Provision for loan losses	—	(18,333)	18,333
Realized credit losses	(32,966)	—	(32,966)
Market valuation adjustments, net	—	(127,146)	127,146
Operating expenses	(15,403)	(16,851)	1,448
Realized gains, net	—	(65)	65
Benefit from income taxes	36	9,860	(9,824)
Less: Net loss attributable to noncontrolling interest	—	(2,194)	2,194
Net Income (Loss)	$2,299	$(111,304)	$113,603
Estimated taxable earnings (loss) per share	$0.07	$(3.34)	$3.41

(In Thousands, Except per Share Data)	Nine Months Ended September 30, 2009
	Tax	GAAP	Differences
Interest income	$154,095	$226,081	$(71,986)
Interest expense	(3,866)	(111,431)	107,565
Net Interest Income	150,229	114,650	35,579
Provision for loan losses	—	(40,576)	40,576
Realized credit losses	(169,424)	—	(169,424)
Market valuation adjustments, net	—	(83,437)	83,437
Operating expenses	(36,400)	(36,162)	(238)
Realized gains, net	6,625	43,548	(36,923)
(Provision for) benefit from income taxes	(1)	656	(657)
Less: Net loss attributable to noncontrolling interest	—	(226)	226
Net Income (Loss)	$(48,971)	$(1,095)	$(47,876)
Estimated taxable earnings (loss) per share	$(0.68)	$(0.02)	$(0.66)

(In Thousands, Except per Share Data)	Nine Months Ended September 30, 2008
	Tax	GAAP	Differences
Interest income	$158,286	$444,258	$(285,972)
Interest expense	(6,616)	(316,963)	310,347
Net Interest Income	151,670	127,295	24,375
Provision for loan losses	—	(36,452)	36,452
Realized credit losses	(76,923)	—	(76,923)
Market valuation adjustments, net	—	(381,571)	381,571
Operating expenses	(42,878)	(47,453)	4,575
Realized gains, net	—	2,688	(2,688)
(Provision for) benefit from income taxes	(96)	7,123	(7,219)
Less: Net income attributable to noncontrolling interest	—	430	(430)
Net Income (Loss)	$31,773	$(328,800)	$360,573
Estimated taxable earnings (loss) per share	$0.97	$(9.99)	$10.96

Differences between taxable income and GAAP income are largely due to the following: (i) net interest income for tax is higher during the initial life of an asset due to the fact we cannot anticipate future credit losses in determining the current period yield for most assets; therefore, we generally amortize more of an asset’s purchase discount into income for tax than for GAAP prior to anticipated credit losses occurring; (ii) we cannot establish loss reserves for future anticipated events for tax, but can for GAAP; (iii) realized credit losses are expensed when incurred for tax; for GAAP, these losses are anticipated through lower yields on assets or through the loan loss provisions; (iv) the timing and possibly the amount of some expenses (e.g., compensation expenses) is different for tax than for GAAP; (v) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale and, for tax purposes, we net capital losses against any available capital gains; and, (vi) for tax purposes, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP.

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including the timing of credit losses and prepayments on our investments and the tax accounting for equity awards, as described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At September 30, 2009, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund, Sequoia, and Acacia) was $395 million.

The timing of losses and which loans default will result in volatility in our tax results. During the third quarter, we realized $67 million of credit losses on securities for tax that we had previously provisioned for under GAAP. Realized credit losses were based on our tax basis, which averaged 43%, on securities that incurred principal face losses. After giving effect to sales of some of our commercial mortgage-backed securities (CMBS) in October, we anticipate an additional $319 million of tax losses on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced. As of September 30, 2009, we had an allowance for loan losses (under GAAP) of $52 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that tax losses will continue to be significant in the fourth quarter of 2009, and thus we continue to expect this year’s taxable income to be negative.

Recognition of Gain on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on sold assets may differ, resulting in differences in gains on sale. In addition, for tax purposes, we are able to net capital losses against gains. Thus, although we sold assets in the third quarter and generated a GAAP gain of $11 million, for tax purposes these sales generated gains of less than $1 million. This reflects the differences in amortization and credit impairment between GAAP and tax. Also, in October 2009 we sold CMBS that generated additional capital losses. As of October 31, 2009, the REIT had $135 million in capital loss carry-forwards ($1.73 per share) that can be used to offset future capital gains.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we may retain interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $26 million. The return on IO securities is sensitive to prepayments. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Many of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2009 or 2010. If we do call a Sequoia, the remaining tax basis in the IOs is written off creating an ordinary loss at the call date.

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

Financial Condition

The following table shows the components of our balance sheet at September 30, 2009.

Table 24 Consolidating Balance Sheet

September 30, 2009 (In Millions)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$3,828	$—	$3,831
Real estate securities, at fair value:
Trading securities	5	—	270	—	275
Available-for-sale securities	746	41	—	—	787
Other investments	—	—	29	—	29
Cash and cash equivalents	217	—	—	—	217
Investment in the Fund	24	—	—	(24)	—
Investment in Securitization Entities	78	—	—	(78)	—
Total earning assets	1,073	41	4,127	(102)	5,139
Other assets	24	4	118	—	146
Total Assets	$1,097	$45	$4,245	$(102)	$5,285
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	50	2	151	—	203
Asset-backed securities issued	—	—	4,016	—	4,016
Long-term debt	140	—	—	—	140
Total liabilities	190	2	4,167	—	4,359
					—
Stockholders’ equity	907	24	78	(102)	907
Noncontrolling interest	—	19	—	—	19
Total equity	907	43	78	(102)	926
Total Liabilities and Equity	$1,097	$45	$4,245	$(102)	$5,285

Financial Condition — Redwood

Real Estate Securities at Redwood

The following table provides real estate securities activity at Redwood for the three and nine months ended September 30, 2009.

Table 25 Real Estate Securities Activity at Redwood

Three Months Ended September 30, 2009 (In Millions)	Residential			Commercial	CDO	Total
	Senior	Re-REMIC	Subordinate
Beginning fair value	$414	$55	$30	$16	$2	$517
Acquisitions	220	25	1	—	—	246
Sales	(62)	—	(1)	—	—	(63)
Effect of principal payments	(24)	—	(1)	—	—	(25)
Change in fair value, net	68	13	(6)	1	—	76
Ending Fair Value	$616	$93	$23	$17	$2	$751

Nine Months Ended September 30, 2009 (In Millions)	Residential			Commercial	CDO	Total
	Senior	Re-REMIC	Subordinate
Beginning fair value	$94	$—	$51	$42	$4	$191
Acquisitions	601	81	3	—	—	685
Sales	(112)	—	(1)	—	—	(113)
Effect of principal payments	(40)	—	(3)	—	—	(43)
Change in fair value, net	73	12	(27)	(25)	(2)	31
Ending Fair Value	$616	$93	$23	$17	$2	$751

We denote our residential securities based upon their position within a typical mortgage securitization capital structure. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. Re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities (generally originally rated AA and lower) are all interests below senior and re-REMIC interests.

The commercial securities and CDO securities that we own are generally subordinate securities.

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at September 30, 2009 and December 31, 2008.

Table 26 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood

September 30, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$15	81%	$264	79%	$58	75%	$337	78%
Non-prime	110	79%	155	67%	14	40%	279	69%
Total	125	79%	419	74%	72	64%	616	74%
Residential Re-REMIC	2	28%	9	28%	82	30%	93	29%
Residential Subordinate
Prime	16	8%	3	4%	3	3%	22	6%
Non-prime	—	—	1	1%	—	—	1	1%
Total	16	8%	4	4%	3	3%	23	4%
Commercial	7	15%	2	1%	8	2%	17	3%
CDO	—	—	2	6%	—	—	2	6%
Total Securities at Redwood	$150		$436		$165		$751

December 31, 2008 (Dollars in Millions)	2004 & Earlier		2005		2006 — 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$—	—	$36	61%	$15	47%	$51	56%
Non-prime	—	—	25	41%	18	37%	43	39%
Total	—	—	61	51%	33	41%	94	47%
Residential Subordinate
Prime	33	14%	7	8%	4	3%	44	10%
Non-prime	1	2%	1	4%	5	1%	7	2%
Total	34	12%	8	7%	9	2%	51	6%
Commercial	10	21%	9	7%	23	7%	42	8%
CDO	—	—	4	9%	—	—	4	9%
Total Securities at Redwood	$44		$82		$65		$191

Residential Securities at Redwood

Prime securities are residential mortgage-backed securities backed by high credit quality loans. Many of these loans are jumbo loans, with loan balances greater than existing conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% LTV or less), and limited concentrations of investor properties. Regardless of whether or not the loans backing a mortgage-backed security are of high credit quality, there is credit risk that the borrower may not be able to repay the loan.

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

Table 27 Carrying Value of Residential Securities at Redwood

September 30, 2009 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$1,129	$539
Credit reserve	(413)	(152)
Net unamortized discount	(291)	(132)
Amortized cost	425	255
Gross unrealized gains	61	32
Gross unrealized losses	(34)	(10)
Carrying value of AFS securities	452	277
Carrying value of trading securities	—	3
Total Carrying Value of Residential Securities	$452	$280

December 31, 2008 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$538	$523
Credit reserve	(308)	(423)
Net unamortized discount	(133)	(42)
Amortized cost	97	58
Gross unrealized gains	4	3
Gross unrealized losses	(7)	(12)
Carrying value of AFS securities	94	49
Carrying value of trading securities	1	1
Total Carrying Value of Residential Securities	$95	$50

The following table details the carrying value of our residential securities portfolio by the product type and collateral vintage at September 30, 2009 and December 31, 2008.

Table 28 Carrying Value of Residential Securities at Redwood — Product and Vintage

September 30, 2009 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	26	274	108	408
Fixed	5	3	35	43
Total prime	32	277	143	452
Non-prime
Option ARM	—	21	5	26
ARM	—	—	—	—
Hybrid	100	54	1	155
Fixed	11	80	8	99
Total non-prime	111	155	14	280
Total Residential Securities	$143	$432	$157	$732

December 31, 2008 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$3	$—	$—	$3
Hybrid	24	43	14	81
Fixed	6	—	5	11
Total prime	33	43	19	95
Non-prime
Option ARM	—	20	9	29
ARM	—	—	—	—
Hybrid	1	1	13	15
Fixed	—	5	1	6
Total non-prime	1	26	23	50
Total Residential Securities	$34	$69	$42	$145

The following table breaks out the underlying loans of our prime residential securities at Redwood by product type, loan rate, and vintage.

Table 29 Prime Securities at Redwood — Product Type, Loan Rate, and Vintage

September 30, 2009	2004 & Earlier		2005		2006		2007		2008		Total
	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)
Product
Hybrid/ARM(2)	25%	4.26%	41%	5.39%	30%	5.94%	14%	6.47%	9%	6.13%	28%	4.92%
Fixed	12%	5.68%	5%	6.08%	14%	6.30%	46%	6.38%	73%	6.58%	14%	6.01%
Jumbo	37%		46%		44%		60%		82%		42%
Hybrid/ARM(2)	35%	4.37%	48%	5.45%	40%	5.99%	6%	6.45%	3%	6.38%	36%	4.92%
Fixed	28%	5.64%	6%	6.05%	16%	6.27%	34%	6.38%	15%	6.46%	22%	5.82%
Conforming	63%		54%		56%		40%		18%		58%
Total	100%		100%		100%		100%		100%		100%

(1)	Average rate is based on underlying loan balances.
(2)	ARMs represent approximately 2% of our portfolio

The majority (58%) of the loans underlying our securities are within the Agency conforming loan limit (the current conforming loan limits for the Federal Housing Administration, Fannie Mae, and Freddie Mac). These limits vary by county and are as high as $729,750 in high cost areas. The table above also provides the weighted average coupon rates for the respective vintage buckets. As of the end of October 2009, the current fixed mortgage rate for a conforming Agency loan was approximately 5.19%. As mortgage rates decline, the ability of borrowers to refinance and the attractiveness of financing increases, although mortgage rates are only one of the factors affecting refinancing.

The following table presents information on our residential AFS subordinate securities at Redwood at September 30, 2009, by their priority to absorb losses within their respective securitization.

Table 30 Residential AFS Subordinate Securities at Redwood

September 30, 2009 (In Millions)	2004 & Earlier			2005 – 2008			Total
	Face	Credit Reserve	Market Value	Face	Credit Reserve	Market Value	Face	Credit Reserve	Market Value
Loss Rank
6th	$21	$4	$4	$73	$52	$3	$94	$56	$7
5th	22	16	1	38	38	—	60	54	1
4th	14	11	1	32	32	1	46	43	2
3rd	41	36	2	86	85	1	127	121	3
2nd	35	30	3	52	51	1	87	81	4
1st	81	69	4	26	25	1	107	94	5
Total	$214	$166	$15	$307	$283	$7	$521	$449	$22

The loans underlying all of our residential subordinate securities totaled $81 billion at September 30, 2009, consisting of $73 billion prime and $8 billion non-prime. These loans are located nationwide with a large concentration in California (47%). During the third quarter of 2009, realized residential credit losses were $97 million of principal value, a rate that equals 48 basis points (0.48%) of current loan balances on an annualized basis. Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2009 were 6.73% of current balances. These delinquencies were 4.23% of current balances for loans in prime pools and 30.11% of current balances for loans in non-prime pools.

Commercial Subordinate Securities at Redwood

Our commercial subordinate securities totaled $17 million at September 30, 2009, as compared to $42 million at December 31, 2008, a decline of $25 million. This decline was primarily due to declines in the fair values of securities, as there were no acquisitions or sales of commercial subordinate securities during the first nine months of 2009. We may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

At September 30, 2009, commercial subordinate securities provided credit enhancement on $47 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans underlying commercial subordinate securities were $1.7 billion at September 30, 2009, an increase of $1.1 billion from December 31, 2008. Our credit reserve of $472 million as of September 30, 2009, reflects the anticipation that we will only receive a small amount of principal over the life of these securities. Since commercial securities do not prepay like residential securities, our returns will be based on our receiving interest on the outstanding face value until the anticipated credit losses occur or our cash flow is shut off due to appraisal reductions or special servicing requirements. Realized credit losses on our commercial securities of $21 million were charged against our designated credit reserve during the third quarter.

During October 2009, we sold $8 million of our commercial subordinate securities, which provided credit enhancement on $18 billion of underlying loans. Our remaining investments in commercial securities consist of predominantly 2004 and 2005 subordinate bonds with a market value of $9 million. These securities have a face value of $176 million and credit reserves of $162 million.

Long-term Debt

In 2006, we issued $100 million of long-term debt in the form trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2009 we repurchased $10 million principal amount of subordinated debt in the open market at a cost of $3.4 million. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

Financial Condition — The Fund

Securities at the Fund

The following table provides information on the activity at the Fund for the three and nine months ended September 30, 2009.

Table 31 Securities at the Fund — Activity

Three Months Ended September 30, 2009 (In Millions)	Residential		CDO	Total
	Senior	Subordinate
Beginning fair value	$23	$9	$6	$38
Effect of principal payments	(1)	(1)	—	(2)
Change in fair value, net	5	1	(1)	5
Ending Fair Value	$27	$9	$5	$41

Nine Months Ended September 30, 2009 (In Millions)	Residential		CDO	Total
	Senior	Subordinate
Beginning fair value	$27	$10	$11	$48
Effect of principal payments	(3)	(3)	—	(6)
Change in fair value, net	3	2	(6)	(1)
Ending Fair Value	$27	$9	$5	$41

The fair value of securities held at the Fund was $41 million at September 30, 2009, which includes $15 million of unrealized losses. We recognized $1 million of other-than-temporary impairments on these securities in the third quarter of 2009.

Financial Condition — Sequoia and Acacia

Residential Real Estate Loans at Sequoia

We did not acquire any residential real estate loans during the third quarter of 2009. We may resume acquiring residential real estate loans on a bulk or flow basis from originators once the economics for securitization improve. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. Beginning in 2006, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable).

The following table provides details of our Sequoia residential real estate loans activity during the three and nine months ended September 30, 2009.

Table 32 Residential Real Estate Loans at Sequoia — Activity

(In Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$3,955	$4,644
Deconsolidation adjustment	—	(433)
Principal repayments	(112)	(314)
Charge-offs, net	6	12
Transfers to REO	(13)	(31)
Premium amortization	(4)	(15)
Provision for credit losses	(10)	(41)
Balance at End of Period	$3,822	$3,822

Our residential real estate loan balance declined to $3.8 billion at September 30, 2009, from $4.6 billion at December 31, 2008. At September 30, 2009, 95% of residential loans (by unpaid principal balance) were one-month or six-month LIBOR ARMs and the remaining 5% were hybrid loans. Prepayment speeds remain low as the ARM loans at Sequoia are largely indexed to one and six-month LIBOR. For September 2009, these loans had a weighted average coupon of 2.69%. Given the current very low coupon rate, we expect prepayment speeds on these loans to remain low, which is positive for the future cash flow generation from our IO investments. The prepayment speed on the hybrids has increased this year as these loans are nearing their reset dates and borrowers are likely facing higher future payments and are refinancing into other options. The following tables details the prepayment speeds at Sequoia.

Table 33 Prepayment Speeds on Residential Loans at Sequoia

Residential Loans at Sequoia
Prepayment Speeds

Securities at Acacia

The following table provides information on the activity at Acacia for the three and nine months ended September 30, 2009.

Table 34 Securities at Acacia — Activity

Three Months Ended September 30, 2009 (In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$89	$104	$42	$14	$249
Effect of principal payments	(1)	(6)	—	—	(7)
Change in fair value, net	13	3	12	—	28
Ending Fair Value	$101	$101	$54	$14	$270

Nine Months Ended September 30, 2009 (In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$103	$142	$68	$21	$334
Effect of principal payments	(8)	(20)	(1)	—	(29)
Change in fair value, net	6	(21)	(13)	(7)	(35)
Ending Fair Value	$101	$101	$54	$14	$270

In addition to the $270 million of real estate securities included in the table above, Acacia owned $44 million of ABS issued by Sequoia, $29 million in non-real estate securities, and $6 million in commercial loans at September 30, 2009.

Derivative Financial Instruments at Acacia

We enter into interest rate agreements to manage some of our interest rate risks. We hold these agreements with highly rated counterparties and maintain certain risk management policies limiting our exposure concentrations to any counterparty. At September 30, 2009 the Acacia entities were party to interest rate agreements with an aggregate notional value of $1.6 billion and a fair value of negative $63 million. Derivative obligations of Acacia are payable solely from the assets of the Acacia trusts and are not obligations of Redwood. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of income (loss) through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At September 30, 2009, these CDS had a $29 million notional balance and a fair value of negative $29 million. At December 31, 2008, these CDS had a notional balance of $78 million and a fair value of negative $78 million. During the three and nine months ended September 30, 2009, the reference securities underlying our CDS experienced principal losses resulting in a $17 million and $49 million in obligations, respectively. The increase in fair value, net of principal losses, on CDS is included in market valuation adjustments, net, in our consolidated statements of income (loss).

Asset-Backed Securities Issued — Sequoia and Acacia

The majority of the assets shown on our consolidated balance sheets are owned by Sequoia and Acacia securitization entities. These entities acquire assets and issue asset-backed securities (ABS) in order to fund these acquisitions. These securitization entities are bankruptcy-remote from us — meaning that they are structured so that our liabilities are not liabilities of the securitization entities and the ABS issued by the securitization entities are not obligations of ours. Nevertheless, GAAP requires us to consolidate the assets and liabilities from Sequoia and Acacia entities for financial statement reporting purposes.

At September 30, 2009, there was $3.8 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.7 billion of Sequoia ABS issued that were also reported at cost. At September 30, 2009, there was $270 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $288 million of Acacia ABS issued that were also reported at fair value. In total, the assets of these two programs represent 98% of our consolidated earning assets and the liabilities (ABS issued) of these programs represent 96% of our consolidated liabilities.

The following table provides detail on the activity for asset-backed securities for the three and nine months ended September 30, 2009.

Table 35 ABS Issued Activity — Sequoia and Acacia

(In Thousands)	Three Months Ended September 30, 2009
	June 30, 2009	Paydowns	Deconsolidation Adjustment	Amortization	Valuation Adjustments	September 30, 2009
Sequoia ABS issued with principal value, net	$3,821,382	$(113,013)	$—	$(234)	$—	$3,708,135
Sequoia ABS interest only issued	21,256	—	—	(1,056)	—	20,200
Total Sequoia ABS Issued	3,842,638	(113,013)	—	(1,290)	—	3,728,335
Acacia ABS Issued	286,943	(28,856)	—	—	29,533	287,620
Total ABS Issued	$4,129,581	$(141,869)	$—	$(1,290)	$29,533	$4,015,955

(In Thousands)	Nine Months Ended September 30, 2009
	December 31, 2008	Paydowns	Deconsolidation Adjustment(1)	Amortization	Valuation Adjustments	September 30, 2009
Sequoia ABS issued with principal value, net	$4,484,595	$(320,148)	$(455,430)	$(882)	$—	$3,708,135
Sequoia ABS interest only issued	23,532	—	—	(3,332)	—	20,200
Total Sequoia ABS Issued	4,508,127	(320,148)	(455,430)	(4,214)	—	3,728,335
Acacia ABS Issued	346,931	(93,347)	—	—	34,036	287,620
Total ABS Issued	$4,855,058	$(413,495)	$(455,430)	$(4,214)	$34,036	$4,015,955

(1)	In the second quarter of 2009, we deconsolidated a Sequoia entity with $455 million of ABS, as we were no longer deemed the primary beneficiary of the entity.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments as of September 30, 2009, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 36 Contractual Obligations and Commitments as of September 30, 2009

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood:
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	241	4	11	16	210
Accrued interest payable	1	1	—	—	—
Operating leases	13	2	3	3	5
Total Redwood Obligations and Commitments	$395	$7	$14	$19	$355
Obligations of Sequoia and Acacia:
Consolidated ABS(1)	$6,759	$—	$—	$—	$6,759
Anticipated interest payments on ABS(2)	4,172	87	241	464	3,380
Accrued interest payable	7	7	—	—	—
Total obligations of Sequoia and Acacia	$10,938	$94	$241	$464	$10,139
Total Consolidated Obligations and Commitments	$11,333	$101	$255	$483	$10,494

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of September 30, 2009.

Accumulated Other Comprehensive Income (Loss)

The following table provides cumulative balances of unrealized gains and losses by the type of investment at September 30, 2009 and December 31, 2008.

Table 37 Cumulative Other Comprehensive Income (Loss)

	Senior Residential	Re-REMIC Residential	Subordinate
(In Millions)			Residential	Commercial	CDO	Derivatives	Total
December 31, 2008	$(19)	$—	$(6)	$(10)	$(3)	$(27)	$(65)
Cumulative adjustment – accounting change	(17)	—	(43)	—	(1)	—	(61)
OTTI recognized in OCI	(1)	—	(15)	—	—	—	(16)
Ending balance of OTTI recognized in OCI	(18)	—	(58)	—	(1)	—	(77)
Net unrealized gain (loss) on real estate securities	82	13	21	(3)	(2)	—	111
Reclassification:
Other-than-temporary impairment to net income	12	—	13	17	—	—	42
Unrealized loss to noncontrolling interest	3	—	1	—	3	—	7
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	3	3
Cumulative Income (Loss) Recognized in Stockholders' Equity at September 30, 2009	$60	$13	$(29)	$4	$(3)	$(24)	$21

Critical Accounting Policies

See the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, for a detailed discussion of the Company’s critical accounting policies. Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, there have been changes to our critical accounting policies or the methodologies or assumptions we apply under them as noted in Note 3 to the consolidated financial statements presented in this Quarterly Report on Form 10-Q. We also describe in Note 3 certain recent accounting pronouncements that will amend the critical accounting policies we apply in future periods.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Some of our capital base is employed in owning credit enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans and investment-grade securities. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general (although there may nevertheless be significant credit losses in respect to these loans), but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and Alt-A and subprime residential loans) has increased and continues to increase. We may also own residential real estate loans that are not securitized.

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

We will experience credit losses on residential and commercial loans and securities, and to the extent the losses are consistent with the amount and timing of our assumptions, we expect to earn attractive returns on our investments. We manage our credit risks by understanding the extent of the risk we are taking and insuring the appropriate underwriting criteria are met, and we utilize systems and staff to continually monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions (which may include selling the assets) to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a liquid market for the asset.

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

Fair Value and Liquidity Risks

The securities that we sponsor are generally funded with equity with no associated recourse debt that might affect our liquidity position. On January 1, 2008 we elected the fair value option for assets and liabilities at Acacia, with all changes in market values now being recorded through our income statement. Though this adds to our potential earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position. Changes in the fair values (or ratings downgrades) of assets owned by an Acacia entity may also create differences between our reported GAAP and taxable income. However, we do not currently believe this will create liquidity issues for us.

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

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended September 30, 2009, there were 273 shares repurchased under the plan as part of an effort to repurchase fractional shares held by participants in our dividend reinvestment plan who held less than one share. As of September 30, 2009, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased during the three months ended September 30, 2009.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	121	(1)	$14.76	—	4,658,344
August 1, 2009 – August 31, 2009	1,074 (2)		$4.59	273	4,658,071
September 1, 2009 – September 30, 2009	268	(3)	—	—	4,658,071
Total	1,463		$4.59	273	4,658,071

(1)	The 121 shares repurchased during July 2009 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.
(2)	Of the 1,074 shares repurchased in August 2009, (i) 273 shares were repurchased for a price of $17.99 per share as part of an effort to repurchase fractional shares held by participants in our dividend reinvestment plan who held less than one share and (ii) 801 shares were reacquired at no cost upon forfeiture of unvested restricted stock.
(3)	The 268 shares repurchased in September 2009 were reacquired at no cost upon forfeiture of unvested restricted stock.

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

REDWOOD TRUST, INC.

Date: November 4, 2009	By: /s/ George E. Bull, III George E. Bull, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2009	By: /s/ Martin S. Hughes Martin S. Hughes President, Chief Financial Officer, and Co-Chief Operating Officer (Principal Financial Officer)
Date: November 4, 2009	By: /s/ Christopher J. Abate Christopher J. Abate Managing Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002