Form 10-K
period 2009-12-31
REDWOOD TRUST INC
filed 2010-02-25
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,095,757,486 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 24, 2010 was 77,743,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution that seeks to invest in real estate related assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust, or REIT. We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941. A further description of our business is set forth in Part II, Item 7 of this Annual Report on Form 10-K.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto, and supplementary data, which is included in Part II, Items 7, 7A, and 8 of this Annual Report on Form 10-K.

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Ethics). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-generally accepted accounting principles (GAAP) and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our competitive position and our ability to compete efficiently in the future; (ii) our future capital needs and our ability to access additional capital if needed; (iii) our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements about the likelihood of, and our participation in, future securitization transactions and our potential future investment activity in the commercial real estate sector; (iv) the future returns we may earn on our investment portfolio; (v) future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets; (vi) our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, mortgage delinquencies and loan modification programs, inventory of homes for sale, and mortgage interest rates; (vii) our views on the sustainability of government interventions into various financial markets and the possible future effects of the government’s withdrawal from such interventions; (viii) the future of the status of Fannie Mae and Freddie Mac, the role of the Federal Housing Administration, and other issues the resolution of which may depend on political factors and actions; (ix) our expectations regarding future credit losses and impairments on our investments (including as compared to our original expectations and credit reserve levels) and our ability to generate attractive returns even if losses increase above current estimates; (x) the drivers of our future earning and future trends in operating expenses; (xi) our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2010; (xii) our anticipation of additional losses for tax accounting purposes; and (xiii) our expectations relating to tax accounting that we may report a taxable loss in 2010 and that we expect any 2010 dividends will be characterized as a return of capital.

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of high-quality assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions and the risks we are exposed to in executing securitization transactions; exposure to litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; changes in accounting principles and tax rules; our ability to maintain our status as a real estate investment trust (REIT) for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 25, 2010, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 20, 2009 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2009, Redwood employed 68 people.

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

General economic trends and the performance of the housing, mortgage, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire.

The values of, and the cash flows from, the assets we own are affected by developments in the U.S. economy. There is particular uncertainty about the prospects for economic growth as the country exits the recent serious recession. A number of factors influence the potential uncertainty, including, but not limited to, high current unemployment, rising government debt levels, prospective Federal Reserve policy shifts, the withdrawal of government interventions into the financial markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation. Income growth and unemployment levels affect borrowers’ ability to repay loans underlying our assets, and there is risk that economic activity could be weaker than anticipated as the country exits the recent recession.

Real estate values and the ability to generate returns by owning or taking credit risk on loans secured by real estate are important to our business. We anticipate continued weakness in many residential and commercial real estate markets and related mortgage markets. Still, that weakness could exceed our expectations, harming the value of our assets, earnings, and access to liquidity.

The economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last two years have contributed to significantly increased U.S. budget deficits. This upward pressure on U.S. budget deficits has the potential to put upward pressure on U.S. interest rates, should the major lenders to the U.S. government become alarmed and need additional incentive to fund the U.S. deficit. It is possible we would not fully anticipate such a shift or all the negative consequences of such a shift in the interest rate environment. Thus, higher long term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.”

Since the Fall of 2008, government intervention has been important to support real estate markets, the overall U.S. economy, capital markets, and mortgage markets. We expect the government will gradually withdraw this support. It is possible we will not accurately anticipate the timing of that withdrawal and it is possible we will not fully anticipate all the implications of that withdrawal. If we do not fully and accurately anticipate the implications of the withdrawal of government intervention, it is possible that our earnings, cash flows, dividends, and liquidity will be negatively affected.

Mortgage markets have received tremendous U.S. government support. In fact, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac was recently expanded, as the U.S. Treasury chose to backstop these government sponsored enterprises for three years, without limit. This outsized support for these entities may cause Fannie Mae and Freddie Mac to continue to dominate mortgage and securitization activity, inhibiting the return of private mortgage securitization. This has potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, often via securitization.

If the Federal Reserve completes its $1.25 trillion agency mortgage-backed securities purchase program and discontinues agency mortgage-backed securities acquisitions by March 2010 as planned, there could be significant implications for mortgage-related securities pricing. There is risk to returns we expect on our mortgage-related assets if we do not fully and accurately anticipate the broader implications for mortgage-backed securities pricing.

While market participants expect the Federal Reserve to abandon its low interest rate policy at some point, it is very difficult, if not impossible, to predict the timing or implications of the Federal Reserve’s rate hikes. It is possible Redwood will not accurately anticipate the future interest rate environment; our business may be harmed by our inability to accurately anticipate the developments on the interest rate front.

Federal and state legislative and regulatory developments, and the actions of governmental authorities and entities, may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the residential and commercial real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government sponsored entities directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal and state governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

As an example, we believe that Fannie Mae, Freddie Mac, and the Federal Housing Administration accounted for approximately 90% of the financing for new residential mortgage loans in 2009. These entities, in turn, currently receive much of their financing from the U.S. Treasury Department or the Federal Reserve System. As a result, most of the market for housing finance in the U.S. is controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress, and they may establish or change existing laws, regulations, and policies to respond to political rather than market pressures. If the federal government determines to maintain or expand its current role in the markets for financing residential mortgage loans, it may adversely affect our business due to the difficulty of effectively competing with it. Even if the federal government determines to decrease its role in the markets for financing residential mortgage loans, it may establish regulations for other market participants that have an adverse effect on our ability to effectively participate or compete or which may diminish or eliminate the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

During the third quarter of 2008, the federal government commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. In addition, certain mortgage lenders and servicers then voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service. Subsequently, in early 2009, the President announced administration plans aimed at reducing foreclosures through loan modification and refinancing programs. In addition, members of Congress have at times indicated support for additional legislative relief for homeowners, including a proposed amendment of the bankruptcy laws to permit the forgiveness of principal on first lien mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future law enforcement and legislative or regulatory actions, including possible amendments to the bankruptcy laws, may adversely affect the value of, and the returns on, the mortgage loans and the related mortgage securities we currently own or may acquire in the future.

The recent credit crisis, financial turmoil, and the economic recession that followed led to a level of federal governmental intervention in the financial markets and into the affairs of particular financial institutions that was unprecedented. These events revealed the extent to which the functioning of financial markets and the ability of particular counterparties to perform can be affected by, and be dependent on, the policies and actions of the government. They also prompted the government to begin offering attractive financing to certain industry participants, through programs such as the Public-Private Investment Program and the Term Asset-Backed Securities Loan Facility, which arguably gave a competitive advantage to firms taking advantages of these programs. These and other types of governmental interventions may not be predictable and may not benefit us and, therefore, could adversely affect our financial position and our ability to compete.

Furthermore, the recent credit crisis and subsequent financial turmoil prompted the President and Congress to develop comprehensive statutory and regulatory proposals for reforming the U.S. financial system. These financial reform plans are expected to be aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently proposed. Implementation of all or part of any such financial reform plan, whether through new laws or new regulations, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and results of operations by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, limiting our ability to expand, or could have other adverse effects on us.

Ultimately, there can be no assurance that governmental actions will directly benefit our business or otherwise have a lasting and beneficial impact on the financial markets and, in fact, they may adversely affect us, possibly materially. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations, and financial condition.

The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Overview of credit risk

We assume credit risk with respect to residential and commercial real estate loans through the ownership of securities backed by residential and commercial real estate loans, collateralized debt obligation (CDO) securities backed by residential and commercial loans and real estate securities, and through residential and commercial real estate loans.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of global climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. If the U.S. economy or the housing market continues to weaken, our credit losses could increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with residential real estate loans. For example, the interest rate is adjustable for most of the loans securitized by securitization entities we have sponsored and for a portion of the loans underlying residential and CDO securities we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. Mezzanine loans, distressed assets, and loan participations have concentrated credit, servicing, and other risks. We have in the past directly originated some of our commercial loans and participated in the origination of others, and may do so again in the future. Directly originating, or being a participant in the direct origination of, commercial loans may expose us to credit, legal, and other risks that may be greater than when we acquire loans originated by others.

We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. We review the underlying loan files prior to acquiring commercial loans and securities backed by commercial loans, but our review may not uncover these or other issues at that time. By the time these problems become apparent, we may have little or no recourse to the issuer of the securities or seller of the loan and we may incur credit losses as a result.

We may have heightened credit losses associated with certain securities we own.

Within a securitization of residential and commercial real estate loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities with the most concentrated credit risk or the least concentrated credit risk within a securitization, in each case, assuming a certain amount of credit risk associated with the underlying real estate loans.

In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities which we own).

The nature of the assets underlying some of the securities we hold could increase the credit risk of those securities.

For certain types of loans underlying our securities the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, a portion of the securities we acquire, or have an indirect interest in through our investment in the Acacia entities we sponsor, are backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. This is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans to which we are exposed, such as hybrid loans and teaser-rate adjustable-rate loans, may also have greater credit risk than more traditional amortizing mortgage loans.

We have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, global warming, or any other adverse event specific to those regions.

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and commercial properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood), or the effects of global climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing the mortgage loans we own or those underlying the securities we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or on the pool of mortgage loans underlying the securities in which we provide credit-enhancement.

We have residential credit risk in all states although we do not have more than 1% of our residential loans in any one zip code. However, a significant number of residential and real estate loans that underlie the securities we own are secured by property in California, so we have more credit risk within California than other states. Other states with concentrated residential loan credit risk through our ownership in securities include Florida and New York. We also have commercial credit risk in most states.

To the extent global warming adversely affects certain geographic areas (e.g., coastal regions), our geographic concentration could lead to disproportional reduction in values on underlying properties on loans on which we take credit risk.

We assume credit risk on a variety of residential and commercial mortgage assets through our investments in Acacia entities.

The Acacia entities we sponsor own securities issued by various residential and commercial real estate loan securitization entities. Acacia entities also own CDO securities created and issued by others and these securities usually have concentrated risks with respect to residential and commercial real estate. Other assets held by Acacia entities include loans, debt instruments, and derivatives. Assets held by Acacia entities are reported as part of our consolidated securities portfolio on our consolidated balance sheets. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to the underlying assets in these securities.Some of the securities Acacia entities own are backed by subprime and alt-a residential loans that have substantially higher risk characteristics than prime-residential loans and are expected to have higher rates of delinquency and loss than prime residential loans. Some of these securities were acquired from Sequoia securitization entities that we have sponsored. When the pools of residential or commercial loans underlying any of the securitizations in which an Acacia entity owns an interest experience poor credit results, the securities issued by that Acacia entity could have their credit ratings down-graded, could suffer declines in fair value, or could experience principalor interest losses. When any of these events occurs, it likely reduces our long-term returns and near-term cash flows from the Acacia equity securities we have acquired. As a result of poor credit performance and outlook of the underlying securities with the Acacia entities, most of these securities have been downgraded and cash flows to most of our Acacia equity securities and other junior securities have been cut off. We do not currently anticipate sponsoring any new Acacia securitization transactions.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential and commercial loans and securities. If unanticipated losses occur within the first few years after a loan is originated or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of the principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or ability for borrowers to get relief through bankruptcy or other avenues.

Our efforts to manage credit risks may fail.

We attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, and liquidity issues. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves or in the event that assets that have declined in value are deemed to be other-than-temporarily impaired, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and our ability to securitize assets.

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

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, and other laws may exacerbate loan losses. Future changes in rules that would enable loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts as we grow our portfolio will increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities. Furthermore, downgrades in the credit ratings of bond insurers or any downgrades in the credit ratings of mortgage insurers could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business and operations.

We generally do not consider credit ratings in assessing our estimates of future cash flows and desirability of our investments (although our assessment of the quality of an investment may prove to be inaccurate and we may incur credit losses in excess of our initial expectations).

We note that the assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. However, securities we own do have credit ratings, and to the extent we securitize loans and securities, we will be required to rely on the credit rating agencies to provide ratings on the securities created by these securitization entities.

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict. Such changes may have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future.

Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments, particularly our equity investments in Acacia entities. The underlying documents of each Acacia securitization entity state that certain average rating levels must be met on the securities held by the entity, and if not met, then cash that would otherwise be distributed to the equity holders or the lower-rated debt holders, would instead be distributed to the more senior debt holders. Our investments in Acacia are primarily in the equity of these securitization entities, and the vast number of downgrades that rating agencies reported have caused most of the Acacia entities to fail this average rating test, which, in turn, has adversely affected our cash flows from our investments in these entities.

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

Some of the loans held by our Sequoia securitization entities, or in which we have an indirect interest through securities we hold through Acacia entities or at Redwood, are insured in part by mortgage insurers. Mortgage insurance protects the lender or other holder of a loan, up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance generally is required only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value). Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the residential real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential real estate loans. Prepayments are unpredictable and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce an asset’s fair value, which could reduce our ability to borrow against that asset and may cause a market valuation adjustment for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise, and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to grow and generate earnings.

We own a number of securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility, in our earnings.

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

A majority of our equity-funded assets have adjustable-rate coupons (coupons that reset within a year and at least once per year thereafter). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We may also acquire loans and securities which are generally held as inventory prior to sale to a securitization entity or as a longer term investment. We may fund assets with equity and with floating rate debt and to the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch would exist and we would earn less (and fair values may decline) if interest rates rise. We may or may not seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate agreements and, to the extent we do use hedging techniques, they may not be successful.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of residential real estate loans. Changes in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the fair value of our assets, and decrease our liquidity.

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

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

When short-term interest rates vary, our premium amortization expense on loans acquired by Sequoia entities prior to July 2004 (which are reported on our consolidated balance sheet), may significantly increase or decrease from one quarter to the next. Under the applicable GAAP accounting elections, the amortization expense for the current period is a function of actual and projected prepayments and the current London Interbank Offered Rate (LIBOR) interest rate. During a period when rates change dramatically, the effect that the interest rate has on the amortized amount may become the more significant factor (over prepayments) and may alter the amount of premium amortized thereby creating volatility in our reported income for that period, all other factors being equal.

We have significant investment and reinvestment risks.

New assets we acquire may not generate yields as attractive as yields on our current assets, which would likely result in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, although there is the risk that the acquisitions will not perform as expected. Realized cash flow could be significantly lower than expected and mark-to-market returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned loans.

In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets are paid down, are called, or are sold. Under the effective yield method of accounting that we use for GAAP accounting purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Economic conditions, including credit results, prepayment patterns, and interest rate trends in the future are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

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

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we wish to credit-enhance. At times, due to heightened credit concerns, strengthened underwriting standards, or concerns about economic growth or housing values, the volume of originations may decrease significantly. In 2008 and 2009, the volume of loan originations was lower than in prior years, and the volume may not return to previous levels in the foreseeable future. This reduced volume may make it difficult for us to acquire loans and securities.

The supply of new non-agency securitized assets available for purchase could continue to be reduced if the economics or form of the securitization continues to be unattractive. A key factor in the economics of securitization is a highly liquid market for triple-A rated securities. The events beginning in late 2007 and continuing through 2009 revealed that the liquidity of this market may be severely disrupted at times. Fears about credit quality and the changes in credit rating agencies’ analyses have dampened the demand for investment grade securities backed by real estate loans and securities, and investor demand in the foreseeable future for these securities may not reach previous levels. Without a robust market for triple-A rated securities, the supply of real estate credit enhancement securities could be significantly diminished. In addition, the risks associated with the acquisition of loans for the purpose of securitization may increase significantly and we may choose not to acquire any loans during these periods.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitizations, services, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We have made investments in CDO debt and equity securities issued by CDO securitizations other than Acacia entities that own various types of assets, generally real estate related. These CDOs (as well as the Acacia entities) have invested in manufactured housing securities, subprime residential securities, synthetic securities that reference other securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in equity securities issued by CDOs that own trust preferred securities issued by financial institutions or other types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate ABS or corporate debt or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

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

One of our long-term business strategies is to build an asset management business through our wholly-owned subsidiary, Redwood Asset Management, and as part of this strategy we may sponsor additional limited partnerships that Redwood Asset Management will advise. We believe that this strategy will allow us to expand our investment platform by attracting third party limited partnership investors. It will also enable us to generate revenue by charging management and performance fees for managing the investments of those limited partnerships, which may make investments in the same types of assets in which we invest. In addition, Redwood Asset Management may provide investment advice with respect to separately managed accounts that also invest in the same types of assets in which we invest. As a result, we may allocate investment opportunities, in whole or in part, to limited partnerships that we sponsor or separate accounts that we manage, which may reduce the availability of assets for Redwood to invest in.

The performance of the assets we own and the investments we makewill vary and may not meet our expectations, which may reduce our earnings and cash flows. In addition, the cash flows from, market values of, and earnings from securities and loans we own are variable.

We actively manage the risks associated with acquiring, holding, and managing real estate loans and securities. No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities. Changes in the credit performance or the prepayments on these real estate loans and the loans underlying these securities and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

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

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

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

A decrease in fair value may not necessarily be the result of deterioration in future cash flows. For GAAP purposes, we mark-to-market some, but not all, of our consolidated assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. As a result, assets that are funded with certain liabilities and interest-rates matched with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

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

There will be differences between the value of our investments in certain securitization entities (e.g., Sequoia and Acacia entities) under GAAP presentation and the economic value of our investments in these entities, and they could be significant. Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, and the consolidation accounting principles under GAAP.

Our calculations of the fair value of the securities we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report our securities at fair value on our consolidated balance sheets. In computing the fair values for illiquid securities, such as the securities we own or consolidate and for which there are few, if any, observable third-party trades, we make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment. Use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition.

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

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks such as, among other things, liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Some, and, at times, a majority, of the residential, commercial, and CDO securities we acquire are generally illiquid — that is, there are not a significant pool of potential investors that are likely to invest in these, or similar, securities and loans. In turbulent markets, it is likely that the securities we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we determine to sell them.

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

We have invested in the past and may invest in the future in securities and loans financed with various types of short-term debt. By incurring this leverage we can generate attractive returns on our equity invested in these assets. However, as a result of the leverage, we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and hedges. Financing facilities may also force us to sell assets under adverse market conditions to meet lenders’ margin calls in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

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

To the extent the use of short-term financial leverage is or was to become critical to our business, the inability to access financial leverage through warehouse and repurchase facilities, credit facilities, commercial paper, or other forms of debt financing may inhibit our ability to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

Our ability to fund our business or our investment strategy may depend upon our securing warehouse, repurchase, credit, commercial paper, and other forms of debt financing (or leverage) on acceptable terms. For example, pending the securitization of a pool of mortgage loans we may fund the acquisition of mortgage loans through borrowings from warehouse, repurchase, and credit facilities, and commercial paper issuances. We can provide no assurance that we would be successful in establishing sufficient warehouse, repurchase, credit facilities, or in issuing commercial paper. In addition, because warehouse, repurchase, and credit facilities, and commercial paper are short-term in nature, the lenders may decline to renew them upon maturity or expiration, making it more difficult for us to secure continued financing. During certain periods of the credit cycle such as has been in effect recently, lenders may curtail their willingness to provide financing. To the extent our business or investment strategy calls for us to access leverage through borrowing funds and counterparties are unable or unwilling to lend to us, then our business and results of operations will be adversely affected. Furthermore, to the extent we do employ leverage, and subsequently default or are unable to renew the facilities when they mature, we may suffer adverse consequences. In addition, it is possible that lenders who provide us with committed financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

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

Hedging against interest rate risks using interest rate agreements and other instruments usually has the effect over time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve its desired goals. Pipeline hedging for loan purchase commitments may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of collateral or cash.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as special liquidity, basis risks, and counterparty risks.

Our quarterly earnings may be subject to fluctuations from period to period as a result of the accounting treatment for certain derivatives or for assets or liabilities that do not necessarily match those used for derivatives, or as a result of our failure to meet the requirements necessary to obtain specific hedge accounting treatment for certain derivatives.

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

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings; however, we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Through certain of our wholly-owned subsidiaries, we have in the past engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or similar transactions. In addition, we invest in mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to various potentially material risks.

Engaging in securitization transactions and other similar transactions may require us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. This type of debt may not be available to us, including in circumstances where a line of credit had previously been committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the fair value of the assets pledged as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. Furthermore, if we are unable to complete the securitization of these types of assets, we would likely need to sell the assets on unfavorable terms instead of completing the planned securitization, which typically would result in a loss. In addition, when we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from those assets. Widening ABS interest rate spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging practices or results, changes in applicable law and regulations, and other factors could result in a securitization execution that is less favorable to us than initially assumed, which would typically result in a loss.

Prior to acquiring assets for securitization transactions or making other investments, we may undertake due diligence efforts with respect to various aspects of the investment. When conducting due diligence, we rely on resources and data available to us, which may be limited, and may rely on investigations by third parties. To the extent we conduct due diligence on investments, our due diligence effort may not reveal matters which could lead to investment losses. If we do not conduct adequate due diligence, or the scope of our due diligence is limited, we may incur investment losses.

When engaging in securitization transactions, we typically make representations and warranties to the securitization entities that purchase loans or other assets from us regarding, among other things, certain characteristics of those assets. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset, which may result in a loss. We generally obtain representations and warranties that parallel those we provide to the securitization entities from the parties from whom we acquired the loans or other assets. However, if those representations and warranties do not parallel the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

Loans and other assets that are held by securitization entities are serviced by third-party loan servicers. Should a servicer experience financial difficulties, it may not be able to perform these obligations or these obligations may be limited in nature, including any obligation to advance payments of amounts due from delinquent loan obligors. For example, typically a servicer’s obligation to make advances on behalf of a delinquent loan obligor is limited to the extent that it does not expect to recover the advances from the ultimate disposition of the collateral pledged to secure the loan. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons such as errors, miscalculations, or other reasons. In the current economic environment, many servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. To the extent a third party loan servicer fails to fully perform its obligations, ABS that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, which could harm our ability to engage in future securitization transactions. We also rely on corporate trustees to act on behalf of us and other holders of ABS in enforcing our rights as security holders. Under the terms of most ABS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.

Our past and future securitization activities or other past and future business activities could expose us to litigation, which may adversely affect our business and results of operations.

Through certain of our wholly-owned subsidiaries we have in the past engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or similar transactions. Our Sequoia securitization entities issue ABS backed by residential mortgage loans held by these Sequoia entities. Our Acacia securitization entities issue ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, and other factors, the cash flows from the loans held by the Sequoia entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws. For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in Superior Court for the State of Washington against us, our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc. The complaint relates in part to residential mortgage-backed securities, or RMBS, that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential

Funding, and the underwriters made various misstatements and omissions about these RMBS in violation of Washington state law. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. We may also need cash to repay any recourse short-term borrowings in the event the fair values of our assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post margin calls on various derivative instruments we enter into as the value of these derivatives change.

Our sources of cash flow are primarily the principal and interest payments on the loans and securities we own. In addition, we may generate cash flow from the sales or calls of assets, issuing debt, or raising equity. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. Cash flows from most of our investments in CDOs (including investments in Acacia entities) have been disrupted due to credit rating agencies downgrading securities owned by the securitization entity below certain average rating tests. For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. For some loans, borrowers have the option to make payments that are less than they would if those loans were fully amortizing over their terms.

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

We are subject to competition in seeking investments and in engaging in securitization transactions. Our competitors include other mortgage REITs, Fannie Mae, Freddie Mac, banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments and in engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

Currently there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Increases in competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitizations transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas, and these increases have been extended through at least 2010. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. To the extent that laws or regulations limiting the business activities of Fannie Mae and Freddie Mac are changed, including any increases to, or extensions of, these loan size limits, the competition from these two governmental entities could increase. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. The status of Fannie Mae and Freddie Mac as government-sponsored enterprises, combined with their size, cost of funding, and other factors, make them significant competitors.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team. There can be no assurance that we will be able to attract and retain key personnel.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful. Continued disruption in the mortgage securitization market may adversely affect our earnings and growth.

Due to the recent credit crisis and downturn in the U.S. housing markets and the economy, the mortgage industry and the related capital markets are undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our financial condition and earnings may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks.

Similarly, the competitive landscape that we operate in, and the products and investments for which we compete, are also affected by changing conditions which can take the form of trends or sudden changes in our industry, regulatory environment, changes in the role of government sponsored entities, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our financial condition and earnings being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our business. However, due to recent market conditions, we have not engaged in additional mortgage securitization transactions since 2007. We do not know when, or if, market conditions will allow us to restart our securitization business and the continued disruption of this market may adversely affect our earnings and growth. If mortgage securitization activity does resume among market participants other than government sponsored entities, we do not know if it will be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to the volume of securitization activity we previously conducted.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry, however, they may expose us to new risks. Furthermore our efforts may not succeed, and any revenues we earn from new or expanded business initiatives may not be sufficient to offset the initial and ongoing costs of these ventures, which would result in a loss. For example, we have a subsidiary, Redwood Asset Management, Inc., that engages in the investment advisory business. Redwood Asset Management historically was the collateral manager for the Acacia securitization entities we have sponsored, but in 2008 Redwood Asset Management expanded its business by forming and advising the Redwood Opportunity Fund, LP. Following this expansion of its activities, Redwood Asset Management registered with the SEC as an investment advisor and became subject to compliance with the laws and regulations governing SEC-registered investment advisors. Existing and new asset management activities may increase our exposure to litigation, fiduciary responsibilities, conflicts of interest arising from Redwood’s investment activities and the activities of the entities we manage, and other risks. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Similarly efforts we are making to significantly expand our investing activity in commercial real-estate related assets and to develop new methods for acquiring residential real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs.

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations, including, for example because they may be incorporated in states other than Maryland or may be established in a foreign jurisdiction. Any new subsidiary we create may be designated as a taxable subsidiary. Taxable subsidiaries are wholly-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. That is, a taxable subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income, and any dividends paid to the parent are generally recognized as income at the parent level.

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

The purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to obtain various state licenses. Similarly, certain commercial real estate lending activities that we may engage in may also require us to obtain various state licenses. There is no assurance we will be able to obtain or maintain those licenses and we may fail to comply with various state and federal laws and regulations relating to these activities.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to obtain various state licenses. Similarly, certain commercial real estate lending activities that we may engage in would also require us to obtain various state licenses. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. There is no assurance that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once any licenses were issued we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we would be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain required licenses may restrict our business and investment options and could harm our business and expose us to penalties.

With respect to mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of predatory lending laws or similar laws, which could adversely impact our results of operations, financial condition, and business.

Various federal, state, and local laws have been enacted that are designed to discourage predatory lending practices. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the test even if the originator reasonably believed that the test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws, could subject us, as an assignee or purchaser of these loans, to monetary penalties and could result in rescission of the affected residential mortgage loans, which could adversely impact our results of operations, financial condition, and business.

We may be exposed to environmental liabilities with respect to properties to which we take title, which could adversely affect our results of operations, financial condition, and business.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future.

Our technology infrastructure and systems are important and any significant disruption could have an adverse effect on our business.

In order to analyze, acquire, and manage our investments and manage the operations and risks associated with our business, assets, and liabilities, we rely upon computer hardware and software systems. Some of these systems are located at our office and some are maintained by third party vendors. Any significant interruption in the availability or functionality of these systems could have an adverse effect on our operations. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations.

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

Our financial results are determined and reported in accordance with accounting principles (and related conventions and interpretations) and are based on estimates and assumptions made in accordance with those principles, conventions and interpretations. Furthermore, the amount of dividends we distribute is largely driven by the determination of our income in accordance with tax accounting principles rather than generally accepted accounting principles, or GAAP. There are risks inherent in the application of these accounting principles to our business and in the differences between tax and GAAP accounting principles.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative income we report on an asset will be the same for GAAP and tax purposes, although the timing of this recognition over the life of the asset could be materially different. Furthermore, there are certain permanent differences in the recognition of certain expenses under the respective accounting principles applied for GAAP and tax, and these differences could be material. Thus, the amount of GAAP earnings reported in any given period may not be indicative of future dividend distributions. A further explanation of differences between our GAAP and taxable income is presented in “Management’s Discussion and Analysis,” which is set forth in Part II, Item 7 of this Annual Report on Form 10-K.

Our minimum dividend distribution requirements are determined under the REIT tax laws and are based on our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Note that our Board of Directors may also decide to distribute more than is required based on these determinations.

Since inception, we have distributed over $1.1 billion in dividends and this exceeds our retained GAAP earnings of $0.4 billion. One should not expect that our retained GAAP earnings will equal cumulative distributions as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences will result in material differences in these balances.

Over time, accounting principles, conventions, rules, and interpretations may change, which could affect our reported GAAP and taxable earnings, and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. In addition, changes in tax accounting rules or the interpretations thereof could affect our taxable income and our dividend distribution requirements.

Redwood has elected to be a Real Estate Investment Trust (REIT) and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and operations, and exposes us to additional risks.

Failure to qualify as a REIT would adversely affect our income and dividend distributions and could adversely affect the value of our common stock.

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

Our decisions about raising, managing, and distributing our capital may adversely affect our business and results of operations. Furthermore, our growth may be limited if we are not able to raise additional capital.

As a REIT we are required to distribute at least 90% of our REIT taxable income. Thus, we do not generally have the ability to retain earnings and we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock or convertible subordinated notes, or by taking on short-term or long-term debt. We have less than 25 million additional shares authorized for issuance under our charter, which will limit the amount of capital we can raise through issuances of common stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests, which could impact our future use of tax losses, may limit our ability to raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we see opportunities to employ capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them and thus may accept reduced prices, and uncertainty about credit risk, housing, and the economy, may make it difficult for us to convince investors to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our portfolios. If we are unable to raise capital and expand our portfolio of investments, our growth may be limited, we may have to forgo attractive investment opportunities, and our operating expenses may increase significantly relative to our capital base.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in yielding favorable returns.

Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act of 1940, as amended, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act, however, in order to continue to do so we must, among other things, maintain at least 55% of our assets in certain qualifying real estate assets (the 55% Requirement) and are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements. Our efforts to comply with the 55% Requirement and the 25% Requirement may reduce our flexibility and could limit our ability to pursue certain opportunities.

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in the best interests of Redwood. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to comply with the 55% Requirement and the 25% Requirement could also result in these or other adverse effects on us.

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

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our board of directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our board of directors. As of January 31, 2009, our board of directors has granted a waiver to one institutional shareholder to own shares in excess of this 9.8% limit, which waiver is subject to certain terms and conditions including the execution of a voting agreement. This voting agreement applies to the shares owned in excess of 9.8% and states that the excess shares shall be voted on matters in the same proportion as all other shares are voted (exclusive of the 9.8% block voted by the party to the voting agreement.) Our board of directors may amend this existing waiver to permit additional share ownership or may grant waivers to additional stockholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MGCL) may have the effect of discouraging a third-party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of the preferred stock without the approval of our stockholders. In addition, provisions in our charter and the MGCL restrict our stockholders’ ability to remove directors and fill vacancies on our board of directors and restrict unsolicited share acquisitions. Our charter provides that our board of directors is divided into three classes serving staggered terms of office of three years each, and thus at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our directors. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our stockholders, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.

The ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Maryland law and we may (or, in some cases, are obligated to) indemnify our current and former directors and officers against certain losses relating to their service to us.

Our charter limits the liability of our directors and officers to us and to shareholders for money damages to the fullest extent permitted by Maryland law. In addition, our charter authorizes our board of directors to indemnify our officers and directors (and those of our subsidiaries or affiliates) for losses relating to their service to us to the full extent required or permitted by Maryland law. Our bylaws require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and the directors and certain of the officers of certain of our subsidiaries and affiliates which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.

Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.

An investment in our common stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our other business activities, our financial results, the amount of dividends we distribute, the manner in which we conduct our business, and the way we have structured and limited our operations could result in a reduction in, or the elimination of, the value of our common stock. The level of risk associated with an investment in our common stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our common stock (i.e., its liquidity) may be insufficient to allow investors to sell their common stock when they want to or at a price they consider reasonable.

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of investment activity, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend rate that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Although we have paid special dividends in the past, we did not pay a special dividend in 2008 or 2009 and may not do so in the future. Changes to the amount of dividends we distribute may result in a reduction in the value of our common stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of December 31, 2009, we believe that three institutional shareholders each owned in excess of 5% of our outstanding common stock and that, overall, 25 institutional shareholders owned, in the aggregate, approximately 60% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other stockholders because each of these stockholders will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

Although under our charter stockholders are generally precluded from beneficially owning more than 9.8% of our outstanding common stock, we have granted a limited waiver of this restriction to one institutional shareholder. Under the terms of that waiver, for so long as George E. Bull, III remains as our chief executive officer or as a member of our Board of Directors, the number of shares of our common stock that institutional shareholder beneficially owns in excess of 9.8% of our outstanding common stock will be voted on all matters in the same proportion as the votes cast on such matters by all stockholders, excluding, in each case, the votes cast by that institutional shareholder. As a result, if Mr. Bull ceased to serve as our chief executive officer and ceased to serve as a member of our Board of Directors, that institutional shareholder would be able to vote all shares it beneficially owned, potentially increasing its ability to influence the outcome of matters submitted to a vote of our stockholders. We may amend this agreement or enter into other agreements with other shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our common stock held by one or more stockholders.

Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.

We may issue additional shares of common stock in subsequent public offerings or private placements. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. In addition, if market participants buy shares in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

Our current directors and executive officers beneficially own, in the aggregate, approximately 2% of our common stock. Sales of shares of our common stock by certain of these individuals are required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

There is a risk that you may not receive dividend distributions or that dividend distributions may decrease over time. Changes in the dividend distributions we pay may adversely affect the market price of our common stock.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. We generally intend to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

For 2009, we reduced our regular dividend to a rate of $0.25 per share per quarter and in November 2009 our Board of Directors announced its intention to continue to pay regular dividends during 2010 at rate of $0.25 per share per quarter. Our ability to pay a dividend of $0.25 per share per quarter in 2010 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.
•	The market for similar securities issued by other REITs and other competitors of ours.
•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.
•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.
•	Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.
•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud or other factors), terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts.

Furthermore, these fluctuations do not always relate directly to the financial performance of the companies whose stock prices may be affected. As a result of these and other factors, investors who own our common stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood has two leases for its principal executive and administrative offices located at One Belvedere Place, Mill Valley, California 94941. One lease expires in 2013 and the second lease expires in 2018. The 2010 rent obligation for these leases is $1.7 million. Additionally, Redwood also has one lease for administrative offices at 245 Park Ave., 24th Floor, New York, NY 10167, which expires in 2010. The 2010 rent obligation for this lease is $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in Superior Court for the State of Washington against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc. The complaint relates in part to residential mortgage-backed securities, or RMBS, that were issued by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor. Those RMBS were sold to the Federal Home Loan Bank of Seattle in September 2005 by the underwriters of those RMBS, which included Morgan Stanley and Banc of America Securities. The RMBS purchased by the Federal Home Loan Bank of Seattle have a coupon rate of LIBOR plus 0.22% and represent the “super senior” interest in the “pool 1” mortgage loans included in the Sequoia Mortgage Trust 2005-4 securitization (CUSIP No. 81744FHV2).

The Federal Home Loan Bank of Seattle alleges that, at the time of issuance, Redwood Trust, Sequoia Residential Funding, and the underwriters made various misstatements and omissions about these RMBS in violation of Washington state law. The Federal Home Loan Bank of Seattle seeks, under Washington law, to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. We believe that the Federal Home Loan Bank of Seattle’s claims are without merit and intend to defend the action vigorously.

The RMBS purchased by the Federal Home Loan Bank of Seattle, as well as the loans in pool 1 of the Sequoia Mortgage Trust 2005-4 securitization, have not experienced principal losses to date. Since the time of issuance, all interest on these RMBS has been paid in full when due, and, as of December 31, 2009, approximately $101 million of the $133.5 million original principal amount has been repaid in accordance with the terms of these securities. In addition, as of December 31, 2009, only 3 of the loans in pool 1 were 60 or more days delinquent or in bankruptcy (representing approximately 11% of the remaining principal amount in that pool), and subordinated tranches of securities issued by the securitization trust are available to absorb the first 21% of any principal losses experienced by the loans remaining in pool 1 as of December 31, 2009. Based on the characteristics of the residential mortgage loans in pool 1 and the credit support provided to these “super senior” RMBS from subordinated tranches, we currently expect that all remaining principal and interest payments that will become due in the future on the RMBS purchased by the Federal Home Loan Bank of Seattle will be paid in full when due.

The outcome of this matter cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that this matter will not have a material adverse effect on the Company’s results of operations in any future period, and any loss and expense related to this litigation could have a material adverse impact on the Company’s consolidated statements of financial condition, operations, and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER           MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. As of February 24, 2010, our common stock was held by approximately 1,228 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 24,985. As of February 24, 2010, there were 77,743,821 shares of common stock outstanding.

The closing high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2009 and 2008 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2009
Fourth Quarter	$15.94	$13.40	12/31/2009	1/21/2010	$0.25	Regular
Third Quarter	$18.48	$14.25	9/30/2009	10/21/2009	$0.25	Regular
Second Quarter	$18.54	$13.84	6/30/2009	7/21/2009	$0.25	Regular
First Quarter	$17.80	$10.76	3/31/2009	4/21/2009	$0.25	Regular
Year Ended December 31, 2008
Fourth Quarter	$21.52	$9.78	12/31/2008	1/21/2009	$0.75	Regular
Third Quarter	$27.70	$17.93	9/30/2008	10/21/2008	$0.75	Regular
Second Quarter	$41.00	$22.79	6/30/2008	7/21/2008	$0.75	Regular
First Quarter	$45.63	$28.49	3/31/2008	4/21/2008	$0.75	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. We intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income. For 2009, we estimate a taxable loss and, as a result, 2009 our dividends are characterized as a return of capital.

We announced a new stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaces all previous share repurchase plans and has no expiration date. The following table contains information on the shares of our common stock that we purchased during the year ended December 31, 2009.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	2,642	(1)	$14.91	—	4,658,344
February 1, 2009 – February 28, 2009	1,149	(2)	—	—	4,658,344
March 1, 2009 – June 30, 2009	—		—	—	4,658,344
July 1, 2009 – July 30, 2009	121	(3)	14.76	—	4,658,344
August 1, 2009 – August 31, 2009	1,074	(4)	4.57	273	4,658,071
September 1, 2009 – September 30, 2009	268	(5)	—	—	4,658,071
October 1, 2009 – October 30, 2009	645	(6)	5.84	—	4,658,071
November 1, 2009 – December 31, 2009	—		—	—	4,658,071
Total	5,899		$5.84	273	4,658,071

(1)	The 2,642 shares repurchased in January 2009 represent shares reacquired to satisfy tax withholding requirements on the vesting of stock awards.
(2)	The 1,149 shares repurchased in February 2009 were reacquired at no cost upon forfeiture of unvested stock options.

(3)	The 121 shares repurchased during July 2009 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.
(4)	Of the 1,074 shares repurchased in August 2009, (i) 273 shares were repurchased for a price of $17.99 per share as part of an effort to repurchase fractional shares held by participants in our dividend reinvestment plan who held less than one share and (ii) 801 shares were reacquired at no cost upon forfeiture of unvested restricted stock.
(5)	The 268 shares repurchased in September 2009 were reacquired at no cost upon forfeiture of unvested restricted stock.
(6)	Of the 645 shares repurchased in October 2009, (i) 243 represent shares reacquired to satisfy tax withholding requirements on the vesting of stock awards, and (ii) 402 represent shares reacquired at no cost upon forfeiture of unvested stock awards.

The following table provides information, as of December 31, 2009, with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Plan Category	Plan Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance(3)
Equity compensation plan approved by security holders	2002 Incentive Plan	2,208,399	(1)	$50.2469	(2)	783,911
Equity compensation plan approved by security holders	2002 Employee Stock Purchase Plan	—		—		107,521
Total		2,208,399	(1)	$50.2469	(2)	891,432

(1)	As of December 31, 2009, 1,708,326 shares of common stock may be issued pursuant to outstanding deferred stock units and 500,073 shares of common stock may be issued pursuant to outstanding options to purchase common stock.
(2)	As of December 31, 2009, the weighted-average exercise price of outstanding options to purchase common stock was $50.25. Under our 2002 Incentive Plan no exercise price is applicable to deferred stock units.
(3)	Number of securities remaining available for future issuance does not reflect the awards made under the 2002 Incentive Plan since December 31, 2009 and does not include issuance of shares of common stock under the 2002 Employee Stock Purchase Plan since December 31, 2009.

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

Five Year — Total Return Comparison
December 31, 2004 through December 31, 2009

	2004	2005	2006	2007	2008	2009
Redwood Trust, Inc	100.00	75.29	118.16	79.76	39.69	41.07
S&P Composite-500 Index	100.00	104.91	121.48	128.15	80.74	102.11
NAREIT Mortgage REIT Index	100.00	69.13	80.40	46.69	32.03	40.71

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for 2009, 2008, 2007, 2006, and 2005 is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K for each of the years ended December 31, 2008, 2007, 2006 and 2005. Certain amounts for prior periods have been reclassified to conform to the 2009 presentation.

(In Thousands, Except Per Share Data)	2009	2008	2007	2006	2005
Selected Statement of Operations Data:
Interest income	$287,877	$567,545	$868,348	$884,801	$961,766
Interest expense	(132,003)	(416,669)	(651,762)	(701,704)	(757,270)
Net interest income	155,874	150,876	216,586	183,097	204,496
(Provision for) reversal of loan losses	(49,573)	(55,111)	(12,808)	359	431
Market valuation adjustments, net	(87,628)	(492,902)	(1,261,449)	(12,586)	(5,031)
Net interest income (loss) after provision and market valuation adjustments	18,673	(397,137)	(1,057,671)	170,870	199,896
Operating expenses	(46,995)	(60,906)	(58,555)	(55,925)	(48,382)
Realized gains, net	63,166	8,511	12,781	22,557	65,879
Benefit from (provision for) income taxes	4,268	3,210	(5,192)	(9,970)	(17,521)
Net income (loss)	39,112	(446,322)	(1,108,637)	127,532	199,872
Less: Net loss attributable to noncontrolling interest	(83)	(1,936)	—	—	—
Net Income (Loss) Attributable to Redwood Trust, Inc.	$39,195	$(444,386)	$(1,108,637)	$127,532	$199,872
Average common shares – basic	68,458,009	33,022,622	27,928,234	25,718,435	24,637,016
Earnings (loss) per share – basic	$0.56	$(13.46)	$(39.70)	$4.96	$8.11
Average common shares – diluted	68,990,891	33,022,622	27,928,234	26,313,826	25,121,467
Earnings (loss) per share – diluted	$0.55	$(13.46)	$(39.70)	$4.85	$7.96
Regular dividends declared per common share	$1.00	$3.00	$3.00	$2.80	$2.80
Special dividends declared per common share	$—	$—	$2.00	$3.00	$3.00
Total dividends declared per common share	$1.00	$3.00	$5.00	$5.80	$5.80
Selected Balance Sheet Data:
Earning assets	$5,090,188	$5,436,184	$9,695,240	$12,752,890	$16,529,286
Total assets	$5,252,650	$5,581,749	$9,938,472	$13,030,473	$16,776,960
Short-term debt	$—	$—	$7,561	$1,856,208	$169,707
Asset-backed securities issued	$3,942,529	$4,855,058	$10,329,279	$9,979,224	$15,585,277
Long-term debt	$140,000	$150,000	$150,000	$100,000	—
Total liabilities	$4,263,559	$5,257,286	$10,656,751	$12,027,783	$15,842,000
Noncontrolling interest	$17,370	$22,611	$—	$—	$—
Total stockholders’ equity (deficit)	$971,721	$301,852	$(718,279)	$1,002,690	$934,960
Number of common shares outstanding	77,737,130	33,470,557	32,385,073	26,733,460	25,132,625
Book value per common share	$12.50	$9.02	$(22.18)	$37.51	$37.20
Other Selected Data:
Average assets	$5,310,825	$8,026,050	$12,177,451	$14,123,151	$21,797,922
Average debt and ABS issued outstanding	$4,461,745	$7,386,690	$11,322,898	$12,996,244	$20,710,057
Average stockholders’ equity	$729,032	$556,354	$723,807	$988,495	$970,269
Net income/average stockholders’ equity	5.4%	(79.9)%	(153.2)%	12.9%	20.6%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           RESULTS OF OPERATIONS

Our Business

Redwood is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. Our primary source of income consists of interest we earn from our real estate investments less the expenses we incur on our borrowed funds and other liabilities. Our real estate investments primarily include investments in residential and commercial loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund, LP (the Fund) — and investments in the securitization entities that we sponsor — Sequoia entities and Acacia entities (which we may collectively refer to as Sequoia and Acacia, respectively). For financial reporting purposes, we are generally required to consolidate these entities’ assets, liabilities, and any noncontrolling interests. We also have investment exposure to real estate-related credit risk through investments in financial instruments other than loans and securities.

A long-term focus of ours is to invest in mortgage-backed securities that have concentrated structural credit risk. We refer to these securities as “subordinate” securities as they are generally the first securities to incur credit losses within a securitization structure. More recently, we have been actively investing in “senior” mortgage-backed securities, which have less concentrated credit risk and are generally the first securities to receive cash flows within a securitization structure.

The Fund and securitization entities that we sponsor also invest in real estate assets. Assets held at the Fund include senior securities backed by non-prime residential and collateralized debt obligations (CDO) collateral, which were funded through the sale of limited partnership interests to us and to third party investors. The offer and sale of these interests were privately placed and were not registered under the federal securities laws in reliance on an exemption from registration. Assets held at the Sequoia entities primarily include residential real estate loans, which are funded through the issuance of ABS to us and to third party investors. Assets held at the Acacia entities primarily include real estate securities, and some loans and other mortgage related investments, which are funded through the issuance of ABS and equity to us and to third party investors.

We assume a range of risks when investing and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments. Our investments in senior and subordinate securities are financed with equity and long-term debt, although we may use short-term debt financing to acquire securities and loans or for other purposes from time to time. Our investments in the Fund and consolidated securitization entities are financed with equity and long-term debt. Our capital at risk is limited to our investment in each entity as they are independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood.

Recent Developments

All in all, we feel reasonably good about our operational and financial performance over the quarter and year ended December 31, 2009. It was a challenging year not only for Redwood but also for almost all mortgage industry participants, some of whom did not survive. In early 2009 we were in the midst of a multifaceted economic downturn, the worst since the Great Depression, and we expressed confidence that our strong balance sheet and other factors would enable us to prosper in that environment and build our franchise in the months and years ahead. Redwood not only survived, but capitalized on excellent investment opportunities that enabled us to increase our book value and earnings, and end the year with good momentum going into 2010.

We made this happen by completing two successful common stock offerings during a period of great uncertainty earlier in the year. Amidst the panic and fear of systemic collapse, we indicated that we were excited by residential mortgage-backed securities (RMBS) valuations that offered us the chance to make investments in senior residential securities at attractive rates of return.

We were able to invest a substantial amount in these types of investment opportunities early in the year when prices in deeply discounted residential securities were most attractive. Our initial capital raise attracted many competitors to the market, which, combined with unprecedented government intervention into the financial markets to restore liquidity and confidence, drove asset prices substantially higher, particularly in the second half of the year. Looking back, we feel we made the right call, made it early, and took advantage of an investment opportunity that continues to work out well for our shareholders.

We ended 2009 in a better financial position than we began, with a stronger balance sheet, more liquidity, no short-term recourse debt, and a considerably larger investment portfolio, and well positioned to take advantage of new investment opportunities. Prices for senior RMBS moved up sharply and steadily from March through December 2009. Contributing factors included a massive shift in liquidity toward fixed income investments, a collapse of risk premiums, and the re-introduction of leverage to enhance yields. Senior RMBS prices continued to rally early in 2010 — driven by steady inflows into bond funds — as shown in the following chart.

Senior RMBS Prices

Source: JPMorgan Chase

With RMBS prices elevated and yields generally less attractive, our investment pace has slowed from $246 million in the third quarter of 2009 to $68 million in the fourth quarter of 2009, and to $74 million in the first quarter through February 15, 2010. While we are long-term investors at our core, we have taken the rally in prices as an opportunity to cull through our portfolio to sell certain securities. In fact, we sold $58 million of RMBS in the fourth quarter and $103 million in the first quarter through February 15, 2010. All first quarter sales were at prices above our year-end marks.

We are acutely aware that we need to put our excess cash to work — at appropriate risk and return levels. However, our approach to investing remains the same. Managing our capital and identifying opportunities is an ongoing process rooted in fundamental analysis of cash flow. We continue to believe that patience (both on your part and ours) will ultimately be rewarded. As we said at the end of the third quarter of 2009, and as we have all observed in recent years, it is far more important to get it right than to do it fast — and we have a plan for how to get it right. In our view, the world of investing is still a dangerous place and our mortgage capital markets professionals — as capable and experienced as any in the business —  are well positioned to capitalize on market moving events as they arise.

Residential Sector

As the U.S. economy exits the “Great Recession,” there is much uncertainty about the potential pace of expansion. The economy appears to have benefited more in the past few quarters from inventory accumulation and government stimulus than from other more sustainable contributors to growth. Concerns about future growth stem partly from the risk of higher rates when the Federal Reserve ends its 0% rate policy and the soaring U.S. budget deficit, which is now projected to be $1.6 trillion, or 10.6% of gross domestic product, for fiscal 2010.

The expected end of the Federal Reserve’s agency MBS purchase program could reverse recent gains in home affordability by pushing mortgage rates higher. Many are speculating that mortgage rates could rise by 25 to 75 basis points in 2010. Also, the unemployment rate remains stubbornly high at 9.7%, with few economists projecting material improvement this year. The prospect of lingering high unemployment remains a concern for housing as the unemployed, underemployed, and those worried about becoming unemployed will be less inclined to buy a house. And, as is all-too-painfully obvious, high unemployment continues to fuel record defaults and foreclosures.

Perhaps the most disturbing challenge facing housing is the enormous backlog of unsold homes —  including those explicitly listed for sale and those not listed but waiting in the shadows. This shadow inventory is fueled by lenders who are delaying the listing of foreclosed properties to avoid significant further write-downs, as well as homeowners trying to hang on until a recovery takes hold. We believe that excess housing supply is prolonging the instability in home prices.

Fannie Mae and Freddie Mac remain in conservatorship, with no blueprints for their future and no clear exit strategy for the government. To date, taxpayers have injected about $111 billion into these companies and the Treasury Department has committed unlimited financial support for the next three years. Because they are no longer viable businesses, Fannie Mae and Freddie Mac have become tools for implementing the government’s goal of supporting housing and helping three-to-four million homeowners avoid foreclosure by refinancing high loan-to-value mortgages and implementing loan modifications. The Federal Housing Administration (FHA) is another instrument of the government that is focused on keeping housing affordable, but it is operating below its required minimum capital level and may ultimately need direct support from the Treasury Department. Combined, these three entities are currently supporting over 90% of the $11 trillion mortgage market and have on- and off-balance sheet obligations of over $6 trillion, which is staggering, particularly when compared to the $7.5 trillion national debt.

The current path for Fannie Mae, Freddie Mac, and the FHA is clearly not sustainable over the long run. Reform is inevitable, it is just a question of when. Unfortunately, our best guess is that this issue will not be addressed until at least 2011, as health care and financial regulatory reform remain on center stage in 2010. If there is anything encouraging to be taken away from this, it is that when we meet with many of the key folks in Washington who are grappling with this situation, they resoundingly agree that the government needs private market participants to step up, and that is exactly what we are working to do.

After being frozen shut, there is progress with re-starting the private residential mortgage securitization market. Private mortgage securitization still makes monumental financial sense, as banks and taxpayers need relief from the massive burden of financing nearly all of the loans in America. Private institutional investors such as mutual funds with trillions of dollars are ready to provide funding for housing. Securitization will bring their money to the table as the majority of institutional investors are required to invest in mortgage securities and not whole loans. To that end, major banks, AAA-investors, the credit rating agencies, the government, industry groups and, of course, Redwood are motivated and taking action to make private securitization a reality.

We have been working with institutional investors to restore their confidence in the securitization process, with a special focus on the private capital providers that invest in AAA-rated RMBS. These buyers typically fund 90% or more of a residential loan and thus drive the “math” that makes securitization work as a financing vehicle. Not surprisingly, the process has centered on the basic fundamentals — it starts with high quality prime jumbo loans (based on sound underwriting and with meaningful borrower down payments), transparency in disclosures, appropriate credit subordination levels, and enforceable representations and warranties. To that end, we were engaged throughout 2009 and continue to be actively involved in various discussions with policy makers and regulators to improve the mortgage securitization process in ways that rebuild investor confidence and attract private capital. For example, there is a critical need to separate origination risk (the risk that a loan is not what it is represented to be) from credit risk. Redwood’s business model is to invest in and manage credit risk, so we and other private investors want protection from origination risk as we re-enter the market. We are also working closely with credit rating agencies to model a safer and more straightforward securitization structure that will promote investor and public confidence in a time of higher scrutiny and uncertainty.

If the credit markets remain stable, our best guess is that securitizations may return during the first half of 2010, although it will take longer for a sustainable securitization market to develop. But we are not over the finish line yet. For securitization to return, a few hurdles still remain. First, some further tightening of AAA credit spreads is necessary. It will be problematic if volatility and uncertainty creep back into the fixed income markets and AAA credit spreads widen. Second, the rating agencies are still working out the kinks in their revised processes for establishing subordination levels and evaluating originators. It would also be problematic if rating agency subordination levels come out so high that they would render a securitization uneconomic. Third, the definition of skin-in-the-game (i.e., how much risk must be retained by loan originators or securitization sponsors) needs to be set. Currently, there are three proposals emanating from the House, the Senate, and the FDIC. We certainly agree with the concept, but not with any of the proposals, as they are fixated on absolute percentages, rather than on ownership requirements proportionate to the risk inherent in the underlying collateral.

Commercial Sector

Last quarter we announced new commercial leadership and the expansion of our commercial real estate platform. Over the last quarter we continued to strengthen our internal resources by adding two new managing directors to the team. The commercial team now includes six investment professionals who have an average of over 20 years of experience in sourcing, originating, and evaluating credit for commercial mortgage investments. Collectively, our commercial group has been responsible for transacting more than $50 billion in commercial mortgage investments over the course of their careers. The deep experience of our team will serve us well in both sourcing appropriate investments and avoiding unnecessary risks.

Looking forward, we expect the commercial sector to face significant challenges for several years but also provide selected opportunities. There are substantial debt maturities occurring over the next few years and limited capital available from traditional sources to refinance these obligations. With declining property valuations and more conservative underwriting, a significant funding gap is developing between maturing loan balances and the amount that traditional first mortgage lenders are willing to advance. This gap is creating opportunities for Redwood to invest in junior positions alongside leading insurance companies and banks as we focus on building an origination platform and portfolio of attractive high-quality, long-term, stabilized subordinate debt and mezzanine investments that are well suited to our balance sheet structure. What matters most to us is whether commercial valuations, loan underwriting, and structures, reflect our outlook in which case they could offer attractive opportunities to investors like Redwood who carefully target their borrowers, properties, and lending partners.

Outlook

We believe that Redwood has built a business that could not only survive the turmoil of 2007 through 2009, but also enters 2010 well positioned to capitalize on future opportunities. We start 2010 from strength with ample liquidity and a strong balance sheet. At a time of significant market uncertainty and in anticipation of the eventual return of private residential mortgage securitization, we could not be happier with our competitive position. We have been hard at work with our business partners over the past several months on initiatives related to our core business of credit enhancing prime jumbo mortgage loans. In addition, we now have the right team in place in the commercial sector to put capital to work in a highly capital constrained market by investing in loans on attractive properties located in good markets made to high-quality borrowers.

We also believe we have the right corporate structure to compete efficiently, while many of our competitors are faced with the likelihood of increased regulation and restrictions on their business activities. We have the capital, and we believe we have the means, if needed, to access additional capital, to fund investment opportunities as they arise. Further, our business operations are not subject to bank regulations, enabling us to freely execute on a wide range of opportunities. Equally important, these competitive advantages give Redwood a seat at the table with potential partners as we pursue investment opportunities going forward. It may take us a few quarters, but we believe we will find attractive opportunities in our residential and commercial businesses to fully invest our excess cash.

Summary of Results of Operations, Financial Condition, Capital Resources and Liquidity

Our reported GAAP net income was $40 million ($0.51 per share) for the fourth quarter of 2009, as compared to a GAAP net loss of $116 million ($3.46 per share) for the fourth quarter of 2008. Our GAAP book value per common share was $12.50 at December 31, 2009, a 39% increase from $9.02 at December 31, 2008. We declared a regular dividend of $0.25 per share for the fourth quarter of 2009 and $0.75 per share for the fourth quarter of 2008.

The following table presents the components of our GAAP net income (loss) for the quarters and years ended December 31, 2009 and 2008.

Table 1 Net Income

	Quarter Ended December 31,		Year Ended December 31,
(In Thousands, Except Share Data)	2009	2008	2009	2008
Interest income	$61,796	$123,288	$287,877	$567,545
Interest expense	(20,573)	(99,708)	(132,003)	(416,669)
Net interest income	41,223	23,580	155,874	150,876
Provision for loan losses	(8,997)	(18,659)	(49,573)	(55,111)
Market valuation adjustments, net	(4,190)	(111,331)	(87,628)	(492,902)
Net interest income (loss) after provision and market valuation adjustments	28,036	(106,410)	18,673	(397,137)
Operating expenses	(10,835)	(13,452)	(46,995)	(60,906)
Realized gains, net	19,618	5,823	63,166	8,511
Benefit from (provision for) income taxes	3,613	(3,913)	4,268	3,210
Less: Net income (loss) attributable to noncontrolling interest	144	(2,366)	(83)	(1,936)
Net Income (Loss)	$40,288	$(115,586)	$39,195	$(444,386)
Diluted weighted average common shares outstanding	78,101,232	33,366,389	68,990,891	33,022,622
Net earnings (loss) per share	$0.51	$(3.46)	$0.55	$(13.46)

Net interest income was $41 million for the fourth quarter of 2009 as compared to $24 million for the fourth quarter of 2008, an increase of $17 million. The increase was primarily due to higher average balances of residential senior securities held at Redwood that were funded with equity. Net interest income after provision and market valuation adjustments was $28 million for the fourth quarter of 2009 as compared to a loss of $106 million for the fourth quarter of 2008, an increase of $134 million. This increase was primarily due to lower negative market valuation adjustments (MVA) at Redwood due to fewer impairment charges on securities and a $10 million decrease in the provision for loan losses at Sequoia due to lower balances of residential loans.

Operating expenses were $11 million for the fourth quarter of 2009 as compared to $13 million for the fourth quarter of 2008, a decrease of $2 million. This decrease was primarily due to a reduction in headcount and fewer legal and consulting expenses, partially offset by an increase in variable compensation expense. Operating expenses could increase in subsequent periods as we focus on new business development activities.

Realized gains, net, were $20 million for the fourth quarter of 2009 as compared to $6 million for the fourth quarter of 2008, an increase of $14 million, as ongoing portfolio management activities resulted in a greater number of security sales and related gains.

The Results of Operations section of this Management’s Discussion and Analysis contains a further analysis of the components of net income.

Taxable Income and Dividends

Our estimated total taxable loss was $34 million ($0.44 per share) for the fourth quarter of 2009 as compared to taxable loss of $13 million ($0.39 per share) for the fourth quarter of 2008, an increase of $21 million. Our estimated REIT taxable loss was $26 million ($0.33 per share) for the fourth quarter of 2009 as compared to REIT taxable loss of $13 million ($0.39 per share) for the fourth quarter of 2008, an increase of $13 million. The increase in the REIT taxable loss was primarily due to an increase in realized credit losses on subordinate securities. Realized credit losses for the fourth quarters of 2009 and 2008 were $54 million and $40 million, or $0.70 and $1.18 per share, respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. We paid $1.00 per share in regular dividends in 2009 and announced that these dividends are characterized for tax purposes as a return of capital given our estimated taxable loss at the REIT for the 2009 tax year. There was no undistributed REIT taxable income at December 31, 2009. On November 16, 2009, our board of directors announced its intention to pay a regular dividend of $0.25 per share per quarter in 2010.

Depending on the timing of credit losses, we may incur a taxable loss in 2010 for tax purposes. In any case, we currently do not expect to generate sufficient taxable income in 2010 to offset our net operating losses. Thus, we expect that any 2010 dividends will be characterized as a return of capital and, as such, would not be taxable to shareholders.

Differences exist in the accounting for GAAP and tax that can lead to a significant variance in the amount and timing of when income and losses are recognized under these two measures and therefore when we may recognize taxable income and be required to distribute income as dividends to shareholders. Reconciliations of GAAP and tax income are shown in our Results of Operations section of Management’s Discussion & Analysis under the sub-heading “Results of Operations — Estimated Taxable (Loss) Income”.

Components of Book Value

The Financial Condition, Liquidity, and Capital Resources section of this Management’s Discussion and Analysis contains a detailed discussion and analysis of the components of GAAP book value at December 31, 2009. The following supplemental non-GAAP components of book value addresses our assets and liabilities as reported under GAAP and as estimated by us using fair values for our investments. We show our investments in the Fund, and the Sequoia and Acacia entities as separate line items to highlight our ownership interests, as the assets and liabilities of these entities that we consolidate for financial reporting purposes are legally not ours.

Our non-GAAP estimated economic value is calculated using estimated bid-side asset values (which take into account available bid-side marks) and estimated offer-side values (which take into account available offer-side marks) for our financial liabilities, as required to determine fair value under GAAP. This method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay to replace our existing assets or the higher amount we would have to pay to redeem our liabilities. For additional information to consider when reviewing the following table, see the section titled “Factors Affecting Management’s Estimate of Economic Value” following this disclosure.

Table 2 Book Value and Non-GAAP Economic Value at December 31, 2009

(In Millions, Except Per Share Data)	GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$243	$		$243
Real estate securities at Redwood
Residential	771			771
Commercial	9			9
CDO	1			1
Total real estate securities at Redwood	781			781
Investments in the Fund	22			22
Investments in Sequoia	72		(29)	43
Investments in Acacia	3			3
Total cash, securities, and investments	1,121			1,092
Long-term debt	(140)		71	(69)
Other assets/liabilities, net	(9)			(9)
Stockholders' Equity	$972			$1,014
Book Value Per Share	$12.50			$13.03

During the fourth quarter, our GAAP book value increased by $0.82 per share to $12.50. The increase resulted from $0.50 per share of positive market valuation adjustments and $0.57 per share from earnings before market valuation adjustments, less $0.25 per share of dividends. Our estimate of non-GAAP economic value increased by $0.75 per share, to $13.03. The increase resulted from $1.14 per share from net cash flows and net positive market valuation adjustments on our securities and investments and long-term debt, less $0.14 per share of cash operating and interest expense and $0.25 per share of dividends. Non-GAAP economic value is determined by calculating the fair value of our investments in consolidated entities directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. In calculating our estimate of non-GAAP economic value, we also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP.

Factors Affecting Management’s Estimate of Non-GAAP Economic Value

In reviewing our estimate of non-GAAP economic value, there are a number of important factors and limitations to consider. The estimated economic value of our stockholders’ equity is calculated as of a particular point in time based on our existing assets and liabilities or, in certain cases, our estimate of economic value of our existing assets and liabilities, and does not incorporate other factors that may have a significant impact on that value, most notably the impact of future business activities and cash flows. As a result, the estimated economic value of our stockholders’ equity does not necessarily represent an estimate of our net realizable value, liquidation value, or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated economic values of those assets and liabilities. Because temporary changes in market conditions can substantially affect our estimate of the economic value of our stockholders’ equity, we do not believe that short-term fluctuations in the economic value of our assets and liabilities are necessarily representative of the effectiveness of our investment strategy or the long-term underlying value of our business. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Cash, Securities, and Investments at Redwood

We have categorized our securities portfolio at December 31, 2009, by acquisition date in the pie chart below to highlight that 92% of the economic value of our cash, securities, and investments are currently held in cash or in recently acquired securities. Our future earnings will be primarily driven by the performance of these recent investments along with how we deploy our existing cash and future cash flows.

Cash, Securities, and Investments at Redwood
December 31, 2009
($ in millions)

*	Estimate of non-GAAP economic value; see Table 2 for explanation and reconciliation.

At February 15, 2010, our cash and cash equivalents had increased since the end of the fourth quarter to $270 million. Our cash is primarily invested in U.S. Treasury Bills.

In 2010, through February 15, 2010, we acquired $17 million in prime residential senior securities, $3 million in prime residential subordinate securities and $54 million in non-prime residential senior securities and sold $10 million of prime residential senior securities, $44 million of residential re-REMIC securities and $49 million of non-prime residential senior securities.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at December 31, 2009. We categorize our securities portfolio by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

December 31, 2009 (In Millions)	2004 & Earlier	2005	2006 - 2008	Total	% of Total Securites
Residential
Senior
Prime	$14	$248	$67	$329	42%
Non-prime	118	183	14	315	40%
Total Senior	132	431	81	644	82%
Re-REMIC prime	4	13	89	106	14%
Subordinate
Prime	14	3	2	19	3%
Non-prime	1	1	—	2	—%
Total Subordinate	15	4	2	21	3%
Total Residential	151	448	172	771	99%
Commercial	7	2	—	9	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$158	$451	$172	$781	100%

The following table details the net increase in the fair value of securities at Redwood during the three months ended December 31, 2009 and 2008.

Table 4 Real Estate Securities Activity at Redwood

	Quarter Ended December 31,
(In Millions)	2009	2008
Beginning fair value	$751	$229
Acquisitions	68	50
Sales	(46)	(1)
Effect of principal payments	(25)	(3)
Change in fair value, net	33	(84)
Ending Fair Value	$781	$191

During the fourth quarter of 2009, we acquired $68 million of residential securities. We also sold residential securities with a basis of $46 million and realized gains of $20 million. We continue to manage our portfolio and may sell additional assets as conditions merit.

Principal payments reduced the fair value of our securities by $25 million during the fourth quarter of 2009 compared to $3 million in 2008. The increase in principal payments primarily reflects the increase in size of our portfolio. Unscheduled prepayments on our securities were generally consistent with recent prior quarters.

We estimate that the change in fair value of our securities due to market price adjustments was an increase of $33 million during the fourth quarter of 2009. This increase was primarily due to increased demand for residential senior and re-REMIC securities.

Investments in the Fund, Sequoia and Acacia

The GAAP reported value of our investments in the Fund, Sequoia entities, and Acacia entities totaled $97 million, or 9% of our securities and investments at December 31, 2009. The fair value (which equals GAAP carrying value) of our investment in the Fund was $22 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The GAAP carrying value of our investments in Sequoia entities was $72 million and the fair value was $43 million. The $43 million of economic value consists of $41 million of interest-only securities (IOs) and $2 million of senior and subordinate securities, and is calculated using the same valuation process that we follow to fair value our other real estate securities. These IOs earn the “spread” between the coupon rate on the $2.4 billion notional amount of underlying adjustable rate mortgage (ARM) loans and the cost of funds (indexed to one-month LIBOR) on the ABS issued within each respective securitization entity. Returns on these investments increase when prepayments slow and decrease when prepayments speed up.

The GAAP carrying value and fair value of our investments in Acacia entities was $3 million. These investments consist of equity interests and securities in the Acacia entities we sponsor, which have minimal value, as well as the value of future management fees we expect to receive from Acacia entities, which we discounted at a 45% rate.

Capital Resources and Liquidity

Throughout 2009, we maintained our strong balance sheet and liquidity. We ended 2009 with total capital of $1.1 billion, which consists of $972 million of common equity and $140 million of 30-year long-term debt due in 2037. We had no short-term debt at December 31, 2009. We use our capital to invest in earning assets, fund our operations, fund working capital, and meet lender capital requirements with respect to collateralized borrowings, if any. Through our internal risk-adjusted capital policy, we allocate capital for our earning assets to meet liquidity needs that may arise. Currently, we have allocated risk-capital equal to 100% of the fair value of our investments. The amount of remaining capital that exceeds our risk-adjusted capital guidelines is excess capital that can be invested to support business growth. Excess capital generally equals our cash balance less pending investment settlements and other internal capital allocations we have established for the prudent operations of our company. Our excess capital at December 31, 2009 was $237 million and at February 15, 2010 was $256 million. Given the amount of our excess capital, it seems unlikely we would seek additional capital in the near term. If circumstances should change, we would likely look first at our own balance sheet for sources of cash before considering other options.

At December 31, 2009, we had $243 million in cash and cash equivalents, or $3.12 per share. At December 31, 2009, most of our cash and cash equivalents were invested in U.S. Treasury Bills. Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statement of Cash Flows included in this Annual Report on Form 10-K, we show in the table below (i) the beginning cash balances at December 31, 2009 and September 30, 2009 (which are GAAP amounts), (ii) the ending cash balances at December 31, 2009 and September 30, 2009 (which are GAAP amounts), and (iii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them. The presentation of our sources and uses of cash for these quarters is derived by aggregating and netting all items within our GAAP Consolidated Statement of Cash Flows that were attributable to the quarters.

Redwood is focused on generating long-term investment cash flow. Beginning in the first quarter of 2008, we began discussing the detailed quarterly components of our sources and uses of cash to supplement our other GAAP financial statement disclosures. We knew that a cash analysis of this type had limitations, but felt at the time that non-cash mark-to-market adjustments and the consolidation of securitization entities made it difficult for readers to measure our economic performance solely by reading our GAAP income statement. In recent quarters, the impact of mark-to-market charges has declined, both by virtue of changes in the mix of our securities portfolio and by the adoption of recent accounting principles, and we believe re-emphasizing more “GAAP income centric” performance metrics is appropriate, however, we continue to provide supplemental cash flow information to enhance the understanding of our operating results.

In the fourth quarter, cash flow continued to be strong and in line with our expectations. Our business cash flows exceeded dividend distributions and proceeds from sales generally offset our use of cash for acquisitions. We had a net inflow of cash and ended the year with $243 million in cash.

The decline in business cash flow from the third to the fourth quarter was due to reduced principal balances on securities held in our portfolio and slightly slower prepayments. Although prepayments slowed this quarter, prepayments on loans underlying our securities were generally faster than we expected at acquisition (which, since we bought these securities at discounts, is a positive).

The sources and uses of cash in the table below are derived from our GAAP Consolidated Statement of Cash Flow for the fourth and third quarters of 2009 by aggregating and netting all items in a manner consistent with the way management analyzes them. This table excludes the gross cash flow generated by our

Sequoia and Acacia securitization entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities. The beginning and ending cash balances presented in the table below are GAAP amounts.

Table 5 Redwood Sources and Uses of Cash

	Quarter Ended
(In Millions)	December 31, 2009	September 30, 2009
Beginning Cash Balance	$217	$337
Business cash flow
Cash flow from securities and investments	68	78
Asset management fees	1	1
Cash operating expenses	(11)	(10)
Interest expense on long-term debt	(1)	(1)
Total business cash flow	57	68
Other sources and uses
Proceeds from asset sales	66	74
Changes in working capital	(9)	6
Acquisitions	(68)	(246)
Repurchase of long-term debt	—	(3)
Dividends	(20)	(19)
Net other uses	(31)	(188)
Net sources (uses) of cash	26	(120)
Ending Cash Balance	$243	$217

The table below presents the source of our cash flow from securities and investments for the quarters ended December 31, 2009 and September 30, 2009.

Table 6 Cash Flow from Securities and Investments

	Quarter Ended
(In Millions)	December 31, 2009	September 30, 2009
Securities at Redwood
Residential senior	$41	$45
Residential re-REMIC	4	3
Residential subordinate	10	14
Commercial and CDO	1	3
Total Cash Flow from Securities at Redwood	56	65
Investments in the Fund	2	2
Investments in Sequoia entities	10	11
Investments in Acacia entities	—	—
Total Cash Flow from Securities and Investments	$68	$78

Fourth quarter cash flow from securities and investments included $29 million of coupon interest and $39 million of principal payments, compared to $32 million of coupon interest and $46 million of principal payments in the third quarter.

We evaluate cash flow performance over the life of an investment. Interim quarter–to-quarter analysis has limitations and readers should use caution in drawing conclusions from quarterly cash flow data. In particular, we note:

•	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, and changes in prepayments and interest rates.
•	The timing of acquisitions and sales will have an impact on quarterly cash flow.
•	Given the nature of our investments (senior and subordinated securities acquired at deep discounts and IOs) it is difficult to draw conclusions in any one period about what portion of our cash flow represents “income” and what represents a “return of capital.” It is only at the end of an asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was income and what was a return of capital.
•	Many of our investments may generate cash flow in a quarter that is not necessarily reflective of the long-term economic yield we will earn on the investments. For example, we acquired re-REMIC support securities at what we believe to be attractive yields, although, due to their terms, these securities are locked out of receiving any principal payments for years. Because of the deferred receipt of principal payments (which is modeled into our acquisition assumptions), formulating any conclusions on the value or performance of these securities by looking solely at the quarterly cash flow may not be appropriate.

Results of Operations

The tables below present the results of Redwood, the Fund, and Securitization Entities and supplements our consolidated GAAP results for the years ended December 31, 2009 and 2008. Securitization entities include Sequoia and Acacia entities that have been consolidated for financial reporting purposes.

Table 7 Consolidating Income Statements

	Year Ended December 31, 2009
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,871	$8,400	$183,197	$(1,591)	$287,877
Management fees	3,248	—	—	(3,248)	—
Interest expense	(5,785)	—	(129,690)	3,472	(132,003)
Net interest income	95,334	8,400	53,507	(1,367)	155,874
Provision for loan losses	—	—	(49,573)	—	(49,573)
Market valuation adjustments, net	(68,466)	(6,772)	(12,390)	—	(87,628)
Net interest income (loss) after provision and market valuation adjustments	26,868	1,628	(8,456)	(1,367)	18,673
Operating expenses	(46,480)	(1,676)	(206)	1,367	(46,995)
Realized gains, net	44,506	(129)	18,789	—	63,166
Loss from the Fund	(94)	—	—	94	—
Income from Securitization Entities	10,127	—	—	(10,127)	—
Noncontrolling interest	—	83	—	—	83
Net income (loss) before provision for taxes	34,927	(94)	10,127	(10,033)	34,927
Benefit from income taxes	4,268	—	—	—	4,268
Net Income (Loss)	$39,195	$(94)	$10,127	$(10,033)	$39,195

	Year Ended December 31, 2008
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,688	$10,413	$459,444	$-	$567,545
Management fees	5,390	—	—	(5,390)	—
Interest expense	(9,593)	—	(411,278)	4,202	(416,669)
Net interest income	93,485	10,413	48,166	(1,188)	150,876
Provision for loan losses	—	—	(55,111)	—	(55,111)
Market valuation adjustments, net	(390,007)	(14,930)	(87,965)	—	(492,902)
Net interest (loss) income after provision and market valuation adjustments	(296,522)	(4,517)	(94,910)	(1,188)	(397,137)
Operating expenses	(60,622)	(1,378)	(94)	1,188	(60,906)
Realized gains, net	984	1,831	5,696	—	8,511
Loss from the Fund	(2,128)	—	—	2,128	—
Loss from Securitization Entities	(89,308)	—	—	89,308	—
Noncontrolling interest	—	1,936	—	—	1,936
Net (loss) income before provision for taxes	(447,596)	(2,128)	(89,308)	91,436	(447,596)
Benefit from income taxes	3,210	—	—	—	3,210
Net (Loss) Income	$(444,386)	$(2,128)	$(89,308)	$91,436	$(444,386)

Results of Operations — Redwood

The following table presents the net interest income (loss) after market valuation adjustments (MVA) at Redwood for the years ended December 31, 2009 and 2008.

Table 8 Net Interest Loss after Provision and MVA at Redwood

	Year Ended December 31,
	2009			2008
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$200	$2,662	7.51%	$300	$3,671	7.55%
Trading securities	6,179	4,878	126.67%	7,512	11,364	32.17%
Available-for-sale securities	91,276	510,534	17.88%	85,324	355,161	25.23%
Cash and cash equivalents	216	244,192	0.09%	4,552	158,164	2.36%
Total Interest Income	97,871			97,688
Management fees	3,248			5,390
Interest Expense
Short-term debt	—	—	—	(318)	7,825	(3.63)%
Long-term debt	(5,785)	142,906	(4.05)%	(9,275)	146,705	(6.33)%
Total Interest Expense	(5,785)			(9,593)
Net Interest Income	95,334			93,485
Market valuation adjustments, net	(68,466)			(390,007)
Net Interest Income (Loss) After MVA at Redwood	$26,868			$(296,522)

Net interest income after MVA at Redwood was $27 million for 2009, as compared to negative $297 million for 2008, a difference of $324 million. The difference was primarily due to a significant decline in negative market valuation adjustments during 2009 due to lower impairment charges on subordinate securities. Additionally, interest income from senior residential securities acquired during 2009 more than offset declining interest income from subordinate securities acquired in prior periods, resulting in similar interest income. Interest expense declined due to lower benchmark LIBOR rates on our long-term debt, as well as the retirement of $10 million of long-term debt during 2009.

Analysis of Interest Income at Redwood

Interest income at Redwood was $98 million for both 2009 and 2008. Increases in balances were offset by lower interest rates and yields. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 9 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2009 vs. December 31, 2008
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(99)	$(1)	$(100)
Trading securities	(5,943)	4,610	(1,333)
Available-for-sale securities	43,488	(37,536)	5,952
Cash and cash equivalents	1,215	(5,551)	(4,336)
Total Interest Income	$38,661	$(38,478)	$183

We classify most senior, Re-REMIC, and subordinate securities as available-for-sale (AFS) securities under GAAP. The following table presents the components of the interest income we earned on AFS securities for the years ended December 31, 2009 and 2008.

Table 10 Interest Income — AFS Securities at Redwood

Year Ended December 31, 2009					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$25,830	$27,683	$53,513	$394,056	6.55%	7.03%	13.58%
Re-REMIC Residential	8,816	(2,192)	6,624	42,862	20.57%	(5.11)%	15.46%
Subordinate
Residential	24,937	452	25,389	50,492	49.39%	0.90%	50.29%
Commercial	12,174	(6,650)	5,524	23,114	52.67%	(28.77)%	23.90%
CDO	250	(25)	225	11	2,272.73%	(227.27)%	2,045.46%
Total Subordinate	37,361	(6,223)	31,138	73,617	50.75%	(8.45)%	42.30%
Total AFS Securities	$72,007	$19,268	$91,275	$510,535	14.10%	3.77%	17.87%

Year Ended December 31, 2008					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$3,003	$3,308	$6,311	$64,268	4.67%	5.15%	9.82%
Subordinate
Residential	39,538	27,509	67,047	160,348	24.66%	17.16%	41.82%
Commercial	23,707	(12,392)	11,315	112,892	21.00%	(10.98)%	10.02%
CDO	651	—	651	665	97.87%	—	97.87%
Total Subordinate	63,896	15,117	79,013	273,905	23.33%	5.52%	28.85%
Total AFS Securities	$66,899	$18,425	$85,324	$338,173	19.78%	5.45%	25.23%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable, and not necessarily meaningful.

Analysis of Interest Expense at Redwood

Interest expense at Redwood was $6 million for 2009, as compared to $10 million for 2008, a decline of $4 million, primarily as a result of lower short-term interest rates, as well as lower average debt balances as a result of the extinguishment of $10 million of long-term debt during 2009. The following table details how interest expense at Redwood changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 11 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Years Ended December 31, 2009 vs. December 31, 2008
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(318)	$—	$(318)
Long-term debt	(233)	(3,257)	(3,490)
Total Interest Expense	$(551)	$(3,257)	$(3,808)

Market Valuation Adjustments at Redwood

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008.

Table 12 Impact of Market Valuation Adjustments at Redwood

	Year Ended December 31,
(In Millions)	2009	2008
Market valuation adjustments, net
Fair value assets and liabilities	$(2)	$(31)
Impairment on AFS securities	(66)	(359)
Total Market Valuation Adjustments, Net	$(68)	$(390)

At Redwood, we classify most securities as AFS and report unrealized gains and losses, and other-than-temporary impairments (OTTI) related to non-credit factors, as a component of stockholders’ equity in our consolidated balance sheet. OTTI related to credit factors, and market valuation changes on derivatives and trading securities, are recorded through our income statement.

For 2009, we recognized an aggregate $85 million of OTTI at Redwood. Of this amount, $66 million was related to credit factors and recognized in our consolidated statement of income, and the remaining $19 million was recognized as a reduction in stockholders’ equity. OTTI for 2008 totaled $359 million. Unrealized gains and OTTI related to non-credit factors totaled $174 million for 2009 and $56 million for 2008.

In the second quarter of 2009, we adopted new accounting guidance for OTTI. As part of this adoption, we were required to evaluate $431 million of OTTI that was previously expensed through our consolidated statements of income (loss). After evaluating this OTTI, we determined that $58 million, net of tax, was related to non-credit factors and $373 million was related to credit factors. The $58 million was reclassified to accumulated other comprehensive income (loss) (OCI), effectively increasing retained earnings and decreasing accumulated comprehensive income (loss) to result in zero net impact to our reported stockholders’ equity and minority interest.

Operating Expenses

The following table presents the components of operating expenses for the years ended December 31, 2009 and 2008.

Table 13 Operating Expenses

	Year Ended December 31,
(In Thousands)	2009	2008
Fixed compensation expense	$14,526	$18,228
Variable compensation expense	7,470	2,385
Equity compensation expense	6,105	12,264
Severance expense	486	1,814
Total compensation expense	28,587	34,691
Systems	7,012	9,005
Office costs	7,047	7,028
Accounting and legal	2,904	8,013
Other operating expenses	1,445	2,169
Total Operating Expenses	$46,995	$60,906

Operating expenses were $47 million for the year ended December 31, 2009, as compared to $61 million for the year ended December 31, 2008, a decline of $14 million. The decline was due to a $6 million decrease in total compensation expense, a $5 million decrease in legal and accounting expenses, and a $3 million decrease in systems and other operating expenses.

The $6 million decrease in total compensation expense was attributable to decreases in: (i) fixed compensation expense of $4 million, which was primarily attributable to lower headcount throughout 2009 as compared to 2008, (ii) equity compensation expense of $6 million, which was primarily attributable to a lower balance of unrecognized equity compensation cost at the beginning of 2009 as compared to the beginning of 2008 and the amortization of these costs over 2009 and 2008, respectively, and (iii) severance expense of $1 million, which was primarily attributable to a fewer number of headcount reductions in 2009 as compared to 2008. These decreases were offset by a $5.1 million increase in variable compensation expense, which is further discussed below.

Our variable compensation expense generally consists of two components: Company performance bonuses, which are generally determined based on a Company performance bonus formula established at the beginning of each year, and individual performance bonuses, which are generally determined based on an employee’s achievement of pre-established individual goals. The $5.1 million increase in variable compensation expense from 2008 to 2009, was primarily attributable to the accrual of an aggregate of $5.6 million in 2009 Company performance bonuses, as compared to 2008, when the Company paid an aggregate of $0.2 million in Company performance bonuses. In 2009, individual performance bonuses were, in the aggregate, $0.3 million lower than in 2008, primarily due to lower headcount in 2009 than in 2008.

The 2009 Company performance bonuses were determined in the context of strong Company performance during the year. During 2009 the Company reported positive annual net income for the first time since 2006, earning $39 million and resulting in a return-on-equity of 5.38%. In addition, during 2009, the Company’s book value per share increased by 39% and management’s estimate of economic value per share, a non-GAAP measure of performance, increased by 17%, in each case while the Company continued to pay a dividend of $0.25 per share per quarter. See “Table 2 — Book Value” above for a description of this non-GAAP measure and a reconciliation to GAAP book value per share. In addition, during 2009 the Company successfully executed several other significant business, financial, and operational initiatives, including successfully executing two public offerings of common stock to raise net proceeds of approximately $521 million and generating a substantial return on the investment of those net proceeds.

Because the 2009 application of, and change in, certain GAAP income recognition rules for other-than-temporary impairments were inconsistent with certain GAAP assumptions that underlay the early 2009 establishment of the Company performance bonus formula, two one-time adjustments were made to the formula after the end of 2009 as follows:

•	First, the formula was adjusted to eliminate the impact of $24 million of losses the Company was required to record through its income statement during 2009 that reflected the other-than-temporary impairments of certain securities whose declines in market value occurred during 2008 and had previously reduced the Company’s GAAP book value as of December 31, 2008.
•	Second, the formula was adjusted to take into account the Company’s mandatory adoption in April 2009 of the FASB’s ASC 320-10-65-1 (ASC 320), formerly Financial Statement Position 115-2. ASC 320 changed the GAAP income recognition rules for other-than-temporary impairments and required a one-time 2009 adjustment to the Company’s financial statements. In applying the 2009 Company performance bonus formula, the Company’s income for 2009 was adjusted to include $60 million of income that the Company will be precluded from recognizing as a result of the mandatory adoption of ASC 320 and the resulting one-time adjustment to the Company’s 2009 financial statements.

In recognition of the fact that, in the absence of ASC 320, a portion of that $60 million of income would have been recognized over the course of the next several years, the portions of the 2009 Company performance bonuses paid to the Company’s four most senior executive officers attributable to the future period effects of ASC 320 were paid in the form of deferred stock units. These deferred stock units were structured to have terms consistent with past compensation-related grants, except that (i) they would have a vesting schedule that was related to the Company’s current estimate of the future period effects of ASC 320 and (ii) they would be subject to a minimum mandatory holding period of 2 years (inclusive of the vesting periods). In particular, given that 45% of the post-2009 effect was estimated to relate to 2010, 45% of those deferred stock units were granted with a one-year vesting period, and given that the remaining 55% of the post-2009 effect was estimated to relate to periods during and after 2011, the remaining 55% of those deferred stock units were granted with a two-year vesting period. As a result of the vesting and mandatory holding period, the value of the deferred stock units to the recipients will be affected by the future performance of the Company over these vesting and mandatory holding periods.

Based on the foregoing, the Company’s four most senior executive officers received the following 2009 Company performance bonuses.

•	Mr. George Bull, Chairman and Chief Executive Officer, received a bonus consisting of a cash payment of $1.1 million and an award of deferred stock units subject to the vesting terms and mandatory holding period described above with a grant date fair value of $1.8 million;
•	Mr. Martin Hughes, President, Co-Chief Operating Officer, and Chief Financial Officer, received a bonus consisting of a cash payment of $696,000 and an award of deferred stock units subject to the vesting terms and mandatory holding period described above with a grant date fair value of $1.1 million;
•	Mr. Brett Nicholas, Co-Chief Operating Officer and Chief Investment Officer, received a bonus consisting of a cash payment of $696,000 and an award of deferred stock units subject to the vesting terms and mandatory holding period described above with a grant date fair value of $1.1 million; and
•	Mr. Harold Zagunis, Chief Risk Officer, received a bonus consisting of a cash payment of $285,000 and an award of deferred stock units subject to the vesting terms and mandatory holding period described above with a grant date fair value of $452,000.

Because a portion of the 2009 Company performance bonus paid to the Company’s four most senior executive officers was paid in the form of deferred stock units subject to a vesting period, our 2009 accrual for variable compensation expense includes only the aggregate amount of 2009 cash bonuses paid in late February 2010. The expense associated with the portion of the 2009 Company performance bonus paid in the form of deferred stock units will be incurred over the vesting periods applicable to those deferred stock units.

Legal and accounting expenses decreased by $5 million from 2008 to 2009 primarily due to the addition of in-house legal counsel in late 2008 and lower third-party accounting costs during 2009. Systems and other operating expenses also decreased by a combined $3 million from 2008 to 2009. This decline was largely attributable to a $1.3 million decrease in non-renewed consulting contracts and a $1 million decrease in software expenses from 2008 to 2009, as well as a $0.5 million excise tax paid in 2008.

Gains and Losses

The following table details the components of realized gains on sales of investments, net, for the years ended December 31, 2009 and 2008.

Table 14 Realized Gains, Net

	Year Ended December 31,
(In Thousands)	2009	2008
Realized gains (losses) on sales of:
Real estate loans	$—	$(18)
Real estate securities	37,752	1,901
Net gains on sales	37,752	1,883
Net gains on repurchase of Sequoia ABS	—	926
Net gains on extinguishment of debt	6,843	—
Net losses on calls	—	(51)
Gains on deconsolidation	18,571	5,753
Total Realized Gains, Net	$63,166	$8,511

Realized gains of $63 million for the year ended December 31, 2009, reflect $38 million gains on the sales of securities as part of our ongoing portfolio management activities and the repurchase of $10 million long-term debt at a significant discount to the principal amount owed, resulting in a $7 million gain. Realized gains also include $19 million from the deconsolidation of a Sequoia securitization entity during the second quarter of 2009.

Results of Operations — the Fund

The following table presents the components of the interest income we earned on AFS securities at the Fund in the years ended December 31, 2009 and 2008.

Table 15 Interest Income — AFS Securities at the Fund

Year Ended December 31, 2009					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$688	$4,493	$5,181	$35,602	1.93%	12.62%	14.55%
Subordinate
Residential	307	950	1,257	10,662	2.88%	8.91%	11.79%
CDO	885	1,076	1,961	11,570	7.65%	9.30%	16.95%
Total Subordinate	1,192	2,026	3,218	22,232	5.36%	9.11%	14.47%
Total AFS Securities	$1,880	$6,519	$8,399	$57,834	3.25%	11.27%	14.52%

Year Ended December 31, 2008					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$1,228	$2,535	$3,763	$30,147	4.07%	8.41%	12.48%
Subordinate
Residential	612	1,432	2,044	6,641	9.22%	21.56%	30.78%
CDO	3,030	1,389	4,419	22,409	13.52%	6.20%	19.72%
Total Subordinate	3,642	2,821	6,463	29,050	12.54%	9.71%	22.25%
Total AFS Securities	$4,870	$5,356	$10,226	$59,197	8.23%	9.05%	17.28%

Net interest income at the Fund was $8 million in 2009 and $10 million in 2008. The declines in net interest income were primarily a result of reduced coupon income due to lower benchmark LIBOR rates on adjustable rate securities.

Market Valuation Adjustments at the Fund

At the Fund, there were $7 million and $15 million of negative market valuation adjustments on AFS securities recognized through our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008, respectively, all of which were deemed to be OTTI related to credit factors and recognized in our consolidated statement of income.

Results of Operations — Securitization Entities

The following table presents the net interest income (loss) at our securitization entities for the years ended December 31, 2009 and 2008.

Table 16 Net Interest Income — Securitization Entities

Year Ended December 31, 2009
(Dollars in Thousands)	Interest Income/ (Expense)	Premium Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$117,613	$(18,456)	$99,157	$4,123,409	2.40%
Commercial real estate loans	1,262	—	1,262	8,782	14.37%
Trading Securities	82,462	—	82,462	273,572	30.14%
Other investments	167	—	167	49,493	0.34%
Cash and cash equivalents	149	—	149	60,163	0.25%
Total Interest Income	201,653	(18,456)	183,197
Interest Expense
ABS issued – Sequoia(1)	(71,833)	(796)	(72,629)	4,024,402	(1.80)%
ABS issued – Acacia	(52,605)	—	(52,605)	295,779	(17.79)%
Interest rate agreements – Sequoia	(86)	—	(86)
Interest rate agreements – Acacia	(4,370)	—	(4,370)
Total Interest Expense	(128,894)	(796)	(129,690)
Net Interest Income	$72,759	$(19,252)	$53,507

(1)	Sequoia ABS premium amortization includes $1.1 million of bond issuance premium amortization and negative $1.9 million of deferred bond issuance costs (DBIC) amortization.

Year Ended December 31, 2008
(Dollars in Thousands)	Interest Income/ (Expense)	Premium Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$326,940	$(21,647)	$305,293	$6,410,819	4.76%
Commercial real estate loans	1,479	—	1,479	18,230	8.11%
Trading Securities	154,874	—	154,874	858,890	18.03%
Other investments	2,305	—	2,305	78,517	2.94%
Cash and cash equivalents	2,116	—	2,116	82,792	2.56%
Total Interest Income	487,714	(21,647)	466,067
Interest Expense
ABS issued – Sequoia(1)	(274,058)	(1,243)	(275,301)	6,233,433	(4.42)%
ABS issued – Acacia	(136,916)	—	(136,916)	997,891	(13.72)%
Interest rate agreements – Sequoia	(1,304)	—	(1,304)
Interest rate agreements – Acacia	(4,380)	—	(4,380)
Total Interest Expense	(416,658)	(1,243)	(417,901)
Net Interest Income	$71,056	$(22,890)	$48,166

(1)	Sequoia ABS premium amortization includes $5.2 million of bond issuance premium amortization and negative $6.4 million of DBIC amortization.

Net interest income at securitization entities was $54 million for 2009, as compared to $48 million for 2008, an increase of $6 million. The increase was primarily due to the amount and timing of changes between the income and expense yields on loans and ABS issued by Sequoia entities. These changes were largely due to changes in benchmark LIBOR interest rates. As discussed below, overall interest income and interest expense declined during these periods due to lower average balances of loans, securities, and ABS issued at the securitization entities.

Analysis of Interest Income at Securitization Entities

Interest income at our securitization entities was $183 million for 2009, as compared to $466 million for 2008, a decline of $283 million. Interest income declined primarily due to lower average balances of loans at consolidated Sequoia entities, along with lower benchmark LIBOR interest rates on loans and securities at our securitization entities. Average balances of loans at consolidated Sequoia entities decreased due to principal repayments on loans and securities with no offsetting acquisition activity. During 2009, the interest income on our Sequoia IOs benefitted from the historically large difference between six-month LIBOR (which is the index on the majority of the loans underlying our IOs) and one-month LIBOR (which is the index on the majority of the debt issued by these entities). Over the past year, this spread has decreased and we do not anticipate having this same benefit to our interest income in future periods. The average prepayment rate for Sequoia loans was 9% during 2009 as compared to 18% in 2008. Average balances of loans at consolidated Sequoia entities also decreased due to the deconsolidation of certain Sequoia entities during the past twelve months. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at our securitization entities.

Table 17 Interest Income at Securitization Entities — Volume and Rate Changes

	Change in Interest Income Years Ended December 31, 2009 vs. December 31, 2008
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(108,929)	$(97,206)	$(206,135)
Commercial real estate loans	(767)	550	(217)
Trading Securities	14,352	(86,765)	(72,413)
Other investments	(852)	(1,286)	(2,138)
Cash and cash equivalents	(578)	(1,389)	(1,967)
Total Interest Income	$(96,774)	$(186,096)	$(282,870)

Analysis of Interest Expense at Securitization Entities

Interest expense at our securitization entities was $130 million for 2009, as compared to $418 million for 2008, a decline of $288 million. Interest expense declined primarily due to lower average balances of ABS issued at our securitization entities, along with lower benchmark LIBOR interest rates on obligations of consolidated Sequoia entities. The interest rates for ABS issued by Acacia entities have increased despite declining benchmark LIBOR rates as interest yields for these ABS issued are recorded at fair value for financial reporting purposes. The following table details how interest expense at our securitization entities changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 18 Interest Expense at Securitization Entities — Volume and Rate Changes

	Change in Interest Expense Years Ended December 31, 2009 vs. December 31, 2008
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(98,024)	$(105,866)	$(203,890)
ABS Issued – Acacia	(99,415)	15,094	(84,321)
Total Interest Expense	$(197,439)	$(90,772)	$(288,211)

Loan Loss Provision at Sequoia

We continued to build our allowance for loan losses in 2009 and 2008 through provisions that have been well in excess of our charge-offs. The provision for loan losses was $50 million for the year ended December 31, 2009, as compared to $55 million for the year ended December 31, 2008. The provision for loan losses exceeded net charge-offs of $16 million (or 0.44% of outstanding loan balances) and $15 million (or 0.33% of outstanding loan balances) for 2009 and 2008, respectively. This resulted in an increase of $34 million and $40 million in our allowance for loan losses for 2009 and 2008, respectively. These charge-offs were generated by $58 million and $55 million of defaulted loans in 2009 and 2008, respectively, for average implied loss severities of 28% for both 2009 and 2008.

As a result of higher provisions, we have substantially increased our allowance for loan losses in both absolute terms and as a percentage of outstanding loan principal. The allowance for loan losses increased to $54 million (or 1.45% of outstanding loan principal balances) at December 31, 2009, from $36 million (or 0.77% of outstanding loan principal balances) at December 31, 2008. Serious delinquencies on loans held by consolidated Sequoia entities, which include all loans delinquent more than 90 days and in foreclosure, increased to $148 million (or 3.98%) of residential loan balances at December 31, 2009, from $120 million (or 2.61%) at December 31, 2008. These increases reflect the continued economic downturn that has resulted in widespread credit deterioration for residential loans in the United States in general.

Credit deterioration in the loan portfolio has been most notable in certain states and more recent loan vintages. Loans originated in California, Florida, Georgia, Ohio, and Michigan accounted for a disproportionately large share (54%) of seriously delinquent loans held by consolidated Sequoia entities at December 31, 2009. Loans originated in 2007 had the largest increase in serious delinquencies over the past twelve months.

Market Valuation Adjustments at Securitization Entities

We apply the fair value option provided under GAAP for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. This option requires that changes in the fair value of these assets, liabilities, and commitments be recorded in the consolidated statements of income (loss) each reporting period. There were a net negative $11 million and negative $81 million of market valuation adjustments on these assets and liabilities recognized through our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008, respectively. At consolidated Sequoia entities, there were $1 million and $7 million of negative market valuation adjustments on real estate owned (REO) properties recognized through our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008, respectively.

Results of Operations — 2008 vs. 2007

Results of Operations — Redwood

The following table presents the net interest income (loss) after MVA at Redwood for the years ended December 31, 2008 and 2007.

Table 19 Net Interest Loss after Provision and MVA at Redwood

	Year Ended December 31,
	2008			2007
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$300	$3,972	7.55%	$(96)	$2,382	(4.03)%
Trading securities	7,512	23,351	32.17%	5,497	23,156	23.74%
Available-for-sale securities	85,324	338,173	25.23%	127,825	523,516	24.42%
Cash and cash equivalents	4,552	192,761	2.36%	9,246	188,560	4.90%
Total Interest Income	97,688			142,472
Management fees	5,390			6,387
Interest Expense
Short-term debt	(318)	8,771	(3.63)%	(4,209)	47,675	(8.83)%
Long-term debt	(9,275)	146,594	(6.33)%	(10,778)	126,877	(8.49)%
Total Interest Expense	(9,593)			(14,987)
Net Interest Income	93,485			133,872
Provision for credit losses	—			(2,347)
Market valuation adjustments, net	(390,007)			(173,571)
Net Interest Income (Loss) After MVA at Redwood	$(296,522)			$(42,046)

Net interest (loss) income after provision and MVA at Redwood was a loss of $297 million in 2008 as compared to a loss of $42 million in 2007, an increase in the loss of $255 million. The primary reason for this increase was an increase in negative MVA of $216 million in 2008 over 2007.

Net interest income at Redwood was $93 million in 2008 as compared to $134 million in 2007, a decline of $41 million. The primary reasons for this decline were reduced coupon interest income due to lower benchmark LIBOR rates on adjustable rate securities, slower prepayment rates, and reduced discount amortization income due to lower projected cash flows on many subordinate and some senior securities.

Analysis of Interest Income at Redwood

Interest income at Redwood was $98 million at December 31, 2008, as compared to $142 million at December 31, 2007, a decline of $44 million. The following table details how interest income changed as a result of changes in average earning asset balances (“volume”) and changes in interest yields (“rate”).

Table 20 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Year Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(64)	$460	$396
Trading securities	46	1,969	2,015
Available-for-sale securities	(45,254)	2,753	(42,501)
Cash and cash equivalents	206	(4,900)	(4,694)
Total Interest Income	$(45,066)	$282	$(44,784)

Interest income declined in 2008 as compared to 2007 primarily because of lower volume due to negative MVA on securities that reduced average asset balances. Interest income on AFS securities was $85 million for 2008 as compared to $128 million for 2007, a decline of $43 million. Although short-term LIBOR index rates have generally been lower during 2008 as compared to 2007, the yields we accrete on many AFS securities have increased to market rates as a result of impairment write-downs.

The following table presents the components of the interest income we earned on AFS securities in years ended December 31, 2008 and 2007.

Table 21 Interest Income — AFS Securities at Redwood

Year Ended December 31, 2008					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential	$42,541	$30,817	$73,358	$224,616	18.94%	13.72%	32.66%
Commercial	23,707	(12,392)	11,315	112,892	21.00%	(10.98)%	10.02%
CDO	651	—	651	665	97.87%	—	97.87%
Total AFS Securities	$66,899	$18,425	$85,324	$338,173	19.78%	5.45%	25.23%

Year Ended December 31, 2007					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential	$47,481	$57,861	$105,342	$312,688	15.18%	18.50%	33.68%
Commercial	25,155	(5,904)	19,251	185,758	13.54%	(3.18)%	10.36%
CDO	3,120	112	3,232	25,070	12.45%	0.45%	12.90%
Total AFS Securities	$75,756	$52,069	$127,825	$523,516	14.47%	9.95%	24.42%

(1)	Cash flows from our CDOs can be very sporadic and, to some extent, unexpected. The fair value of these assets is close to zero and any interest income results in unusually high-reported yields that are not sustainable.

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

Table 22 Interest Expense at Redwood — Volume and Rate Changes

	Change in Interest Expense Year Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$(4,983)	$1,092	$(3,891)
Long-term debt	(23,231)	21,728	(1,503)
Total Interest Expense	$(28,214)	$22,820	$(5,394)

At Redwood, most of our assets are funded with equity capital. At December 31, 2008, we had no short-term debt and $150 million long-term debt outstanding. At December 31, 2007, we had $8 million of short-term debt and $150 million of long-term debt outstanding.

Market Valuation Adjustments at Redwood

The GAAP accounting principles that determine the timing and amount of market valuation adjustments recorded to our financial statements are complex and may not clearly reflect the timing, nature, and extent of economic changes impacting the fair values of our investments during any specific reporting period.

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) and our consolidated balance sheets for the years ended December 31, 2008 and 2007.

Table 23 Impact of Market Valuation Adjustments at Redwood

	Year Ended December 31,
(In Millions)	2008	2007
Market valuation adjustments, net
Fair value assets and liabilities	$(31)	$(29)
Impairment on AFS securities	(359)	(145)
Total Market Valuation Adjustments, Net	$(390)	$(174)

In the 2008, we recognized $359 million of impairments at Redwood compared with $145 million in 2007.

Operating Expenses

The following table presents the components of operating expenses for the years ended December 31, 2008 and 2007.

Table 24 Operating Expenses

	Year Ended December 31,
(In Thousands)	2008	2007
Fixed compensation expense	$18,228	$17,779
Variable compensation expense	2,385	1,787
Equity compensation expense	12,264	12,249
Severance expense	1,814	3,720
Total compensation expense	34,691	35,535
Systems	9,005	9,588
Office costs	7,028	5,134
Accounting and legal	8,013	3,610
Other operating expenses	2,169	4,688
Total Operating Expenses	$60,906	$58,555

Operating expenses in 2008 were higher than for the same periods in 2007, primarily due to an increase in legal expenses and consulting fees.

Gains and Losses

The following table details the components of realized gains on sales of investments, net, for the years ended December 31, 2008 and 2007.

Table 25 Realized Gains, Net

	Year Ended December 31,
(In Thousands)	2008	2007
Realized gains (losses) on sales of:
Real estate loans	$(18)	$678
Real estate securities	1,901	(6,147)
Interest rate agreements	—	439
Total gains (losses) on sales	1,883	(5,030)
Net gains on repurchase of Sequoia ABS	926	12,500
Net gains on calls	(51)	5,311
Gains on deconsolidation	5,753	—
Total Realized Gains, Net	$8,511	$12,781

Realized gains were $9 million during 2008 as compared to $13 million during 2007, a decrease of $4 million. This decline reflects fewer repurchases of Sequoia ABS, partially offset by a $6 million gain stemming from the deconsolidation of Sequoia secured borrowings.

Results of Operations — Securitization Entities

The following table presents the net interest (loss) income at the securitization entities for the years ended December 31, 2008 and 2007.

Table 26 Net Interest Income — Securitization Entities

Year Ended December 31, 2008	Interest Income/ (Expense)	(Premium) Discount Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$326,940	$(21,647)	$305,293	$6,410,819	4.76%
Commercial real estate loans	1,479	—	1,479	18,230	8.11%
Trading Securities	154,874	—	154,874	858,890	18.03%
Other investments	2,305	—	2,305	78,517	2.94%
Cash and cash equivalents	2,116	—	2,116	82,792	2.56%
Total Interest Income	487,714	(21,647)	466,067
Interest Expense
ABS issued – Sequoia(1)	(274,058)	(1,243)	(275,301)	6,233,433	(4.42)%
ABS issued – Acacia	(136,916)	—	(136,916)	997,891	(13.72)%
Interest rate agreements – Sequoia	(1,304)	—	(1,304)
Interest rate agreements – Acacia	(4,380)	—	(4,380)
Total Interest Expense	(416,658)	(1,243)	(417,901)
Net Interest Income	$71,056	$(22,890)	$48,166

(1)	Sequoia ABS premium amortization includes $5.2 million of bond issuance premium amortization and negative $4.6 million of deferred bond issuance costs (DBIC) amortization.

Year Ended December 31, 2007	Interest Income/ (Expense)	(Premium) Discount Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$516,666	$(37,671)	$478,995	$8,051,650	5.95%
Commercial real estate loans	1,506	80	1,586	25,557	6.21%
Trading Securities	214,693	30,762	245,455	3,076,509	7.98%
Other investments	2,590	—	2,590	49,459	5.24%
Cash and cash equivalents	6,242	—	6,242	142,626	4.38%
Total Interest Income	741,697	(6,829)	734,868
Interest Expense
ABS issued – Sequoia(1)	(398,997)	(2,616)	(401,613)	7,163,229	(5.61)%
ABS issued – Acacia	(185,759)	(10,824)	(196,583)	3,047,119	(6.45)%
Repurchase agreements – Sequoia	(38,979)	—	(38,979)	687,615	(5.67)%
Repurchase agreements – Acacia	(16,841)	—	(16,841)	295,689	(5.70)%
Interest rate agreements – Sequoia	(868)	—	(868)
Interest rate agreements – Acacia	9,096	—	9,096
Total Interest Expense	(632,348)	(13,440)	(645,788)
Net Interest Income	$109,349	$(20,269)	$89,080

(1)	Sequoia ABS premium amortization includes $9 million of bond issuance premium amortization and negative $22 million of DBIC amortization.

Net interest income at our securitization entities was $48 million in 2008 as compared to $89 million in 2007, a decrease of $41 million. The primary reasons for this decline were lower benchmark LIBOR rates on adjustable rate loans held by consolidated Sequoia entities, lower average loan balances and the adoption of FAS 159 and the resulting reclassification of most consolidated Acacia assets from AFS to trading on January 1, 2008.

Analysis of Interest Income at Securitization Entities

Interest income at our securitization entities was $466 million in 2008, as compared to $735 million in 2007, a decline of $269 million. Interest income declined primarily due to lower average balances of loans and securities at our securitization entities, along with lower benchmark LIBOR interest rates on loans at consolidated Sequoia entities. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at our securitization entities.

Table 27 Interest Income at Securitization Entities — Volume and Rate Changes

	Change in Interest Income Year Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(97,613)	$(76,088)	$(173,701)
Commercial real estate loans	(455)	348	(107)
Trading Securities	(176,931)	86,349	(90,582)
Other investments	1,522	(1,807)	(285)
Cash and cash equivalents	(2,619)	(1,507)	(4,126)
Total Interest Income	$(276,096)	$7,295	$(268,801)

Analysis of Interest Expense at Securitization Entities

Interest expense at our securitization entities was $418 million in 2008, as compared to $646 million in 2007, a decline of $228 million. The following table details how interest expense at our securitization entities changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 28 Interest Expense at Securitization Entities — Volume and Rate Changes

	Change in Interest Expense Year Ended December 31, 2008 vs. December 31, 2007
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(90,948)	$(73,907)	$(164,855)
ABS Issued – Acacia	(147,798)	78,400	(69,398)
Total Interest Expense	$(238,746)	$4,493	$(234,253)

Interest expense declined primarily due to lower average balances of ABS issued at our securitization entities, along with lower benchmark LIBOR interest rates on obligations of consolidated Sequoia entities. The interest rates for ABS issued by consolidated Acacia entities have increased despite declining benchmark LIBOR rates due to higher market yields as these ABS issued are recorded at fair value for financial reporting purposes.

Loan Loss Provision at Sequoia

The provision for loan losses was $55 million for the year ended December 31, 2008, as compared to $10 million for the year ended December 31, 2007. The allowance for loan losses increased to $36 million, or 0.77% of the residential loan balance, at December 31, 2008, from $18 million, or 0.26% of the residential loan balance at December 31, 2007. Serious delinquencies on loans held by consolidated Sequoia entities (90+ days delinquent) increased to $120 million, or 2.61% of residential loan balances at December 31, 2008, from $68 million, or 0.96%, at December 31, 2007. As of December 31, 2008, there were two Sequoia securitization entities in which we had an allowance for loan losses in excess of our investment.

Market Valuation Adjustments at Securitization Entities

The following table shows the impact of market valuation adjustments on our consolidated statements of income (loss) and our consolidated balance sheets and for the years ended December 31, 2008 and 2007.

Table 29 Impact of Market Valuation Adjustments at Securitization Entities

	Year Ended December 31,
(In Millions)	2008	2007
Fair value assets and liabilities	$(88)	$(1,087)
Total Market Valuation Adjustments, Net	$(88)	$(1,087)

For consolidated Sequoia entities, there were $7 million and $1 million of negative mark-to-market adjustments on real estate owned properties recognized through the consolidated statements of income (loss) during the year ended December 31, 2008 and 2007, respectively. At consolidated Acacia entities, there were net negative market valuation adjustments of $81 million and $1.09 billion for all assets and liabilities at consolidated Acacia entities recognized through our consolidated statements of income (loss) during the years ended December 31, 2008 and 2007, respectively.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, and certain non-recurring events. In addition, the amount of or timing of our reporting earnings volatility may be impacted by technical accounting issues, some of which are described below.

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $50 million at December 31, 2009. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $18 million in 2009, compared to $22 million in 2008. We currently expect loan premium amortization in 2010 to be slightly lower than in 2009, although actual changes in interest rates or prepayments may produce a different result than we currently anticipate.

Changes in Yields for Securities at Redwood and the Fund

The yields we project on real estate securities can have a significant, and potentially volatile, effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted downward.

Changes in the actual maturities of real estate securities may also affect their yields-to-maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. We cannot assure that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and the change could be material.

Changes in Fair Values of Securities

All securities owned at Redwood and consolidated entities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of income (loss). Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

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

As of January 1, 2008, we elected to adopt a new accounting standard, the fair value option, to record the assets and liabilities of consolidated Acacia entities and certain other assets at Redwood at fair value with changes in fair value recorded as a component of market valuation adjustments, net, in our consolidated statements of income (loss). We may also elect the fair value option for certain new acquisitions in the future. Our elections significantly reduced the disparity that existed between the GAAP carrying value of our equity investments in Acacia entities and our estimate of their economic value. However, valuation changes in these financial instruments are inherently volatile and can lead to significant GAAP earnings volatility each quarter.

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

Future Changes in Accounting Principles

The adoption of new accounting principles could have a significant impact on the amount or timing of our reported GAAP earnings.

Adoption of New Principles of Consolidation as of January 1, 2010

As of January 1, 2010, we adopted two new accounting standards that significantly affect the GAAP guidance we will follow in future periods to determine if or when we must consolidate transferred financial assets or a variable interest entity for financial reporting purposes. These new standards are Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167). FAS 166 and FAS 167 were codified in December 2009 as ASC 860 and ASC 810-10, respectively. Our financial statements and related disclosures will be prepared in accordance with these new standards beginning with the quarter ended March 31, 2010.

FAS 166 was issued by the FASB in June 2009. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and enhances information reported to users of our financial statements by providing greater transparency about transfers of financial assets and any continuing involvement we may have in those transferred assets. Concurrent with the release of FAS 166, the FASB issued FAS 167, which amends the consolidation guidance that applies to VIEs. The amendments change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether we are required to consolidate an entity will be based on, among other things, a VIEs purpose and design and our ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 also enhances information reported to users of our financial statements by providing greater transparency about our involvement with VIEs, significant changes in risk exposure due to that involvement, and any affects our involvement may have on our financial statements.

FAS 166 is effective for financial asset transfers beginning on January 1, 2010. As of the date of this filing, we had not completed any new transfers of financial assets. To the extent we complete a transfer in the future (for example, the transfer of loans into a new Sequoia securitization entity) the provisions of FAS 166 will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. As part of our adoption of this new standard, we also determined that the Sequoia and Acacia entities that we had transferred assets to in the past and consolidated at December 31, 2009, should continue to be consolidated by us as they do not qualify for sale accounting treatment under previously issued FASB Statement No. 140, based upon our continuing involvement in these entities. The provisions of FAS 166 will also be used to determine when all or a portion of a previously transferred financial asset can be derecognized in the future.

FAS 167 became effective for all VIEs we held as of January 1, 2010, except for the Fund, as a result of the FASB’s decision to delay the applicability of FAS 167 for private equity funds in part due to a concern that application of the standard in its current form might prompt some asset managers to consolidate the funds they manage, leading to less transparency. Therefore, we were not required to reconsider our initial conclusion that we are the primary beneficiary of the Fund in accordance with the current GAAP guidance (formerly FIN 46 (R)).

As part of our adoption of FAS 167, we were required to reconsider our previous conclusions pertaining to consolidation of our variable interests in VIEs, including: (i) whether an entity is a VIE; (ii) whether we are the VIE’s primary beneficiary; and, (iii) what type of financial statement disclosures are required. In order to assess our existing interests under the new GAAP guidance, we compiled a list of potential variable interests owned through December 31, 2009, reviewed the applicable entity documents, such as Pooling and Servicing Agreements, Prospectus Supplements, Offering Memoranda, and Indentures, and made inquiries of Redwood’s Portfolio Managers, third-party brokers, and others to confirm our understanding of the deal structures used for this analysis. The objective of this analysis was to determine (i) which activities were significant to each

VIE; (ii) who held the power to direct activities significant to each VIE; and, (iii) who had the obligation to absorb losses or the right to receive benefits of each VIE that could potentially be significant to that VIE. Based upon this analysis, we assessed each VIE to determine whether we should or should not consolidate the VIE based upon our interpretation of FAS 167.

To facilitate our analysis, we reassessed the entities that we currently sponsor and consolidate — the Fund, Sequoia entities, and Acacia entities. We also grouped our third party VIEs into five sub-categories based upon ownership interest (i.e., senior vs. subordinate), entity-type, rights and activities, and control. These common deal types included: (i) third-party senior residential securities; (ii) third-party re-REMIC securities; (iii) third-party subordinate residential securities; (iv) third-party commercial subordinate securities; and (v) third-party CDO securities. The following table presents a summary of Redwood’s balance sheet at December 31, 2009, which includes the five VIE sub-categories for our securities and the number of VIEs assessed within each sub-category, and the number of VIEs assessed within each of our investments in the Fund, Sequoia entities, and Acacia entities.

Table 30 VIE Summary

(In Millions, Except VIE Data)	GAAP Book Value	Number of VIEs
Cash and cash equivalents	$243
Real estate securities at Redwood
Residential
Senior	644	94
Re-REMIC	106	16
Subordinate	21	215
Commercial	9	16
CDO	1	10
Total third-party real estate securities	781	351
Investments in the Fund	22	1
Investments in Sequoia entities	72	36
Investments in Acacia entities	3	10
Total securities and investments	878	398
Other assets	24
Total Assets	1,145
Total Liabilities	173
Stockholders’ Equity	$972

Based on our assessment of our portfolio at December 31, 2009, in accordance with the qualitative guidance provided by FAS 167, we determined that we are not the primary beneficiary of any third-party residential, commercial, re-REMIC, or CDO entities in which we held a variable interest, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For our consolidated Sequoia securitization entities, we determined that, assuming these entities did not include financial assets transferred by us and we were therefore not subject to the sale accounting criteria outlined in FAS 166, we would not be the primary beneficiary of these VIEs in accordance with FAS 167, as we do not service any underling loan collateral and do not, based upon our continuing involvement, have the power to direct the activities that most significantly impact the economic performance of the these entities. For the Acacia entities, we determined that, assuming these entities did not include financial assets transferred by us and we were therefore not subject to the sale accounting criteria outlined in FAS 166, we would be the primary beneficiary of these VIEs as our asset management responsibilities, equity investments, and call options provide us with the power to direct the activities that most significantly impact the economic performance of these individual entities and the obligation to absorb losses or the right to receive benefits that are significant. Finally, we anticipate that we will continue to consolidate the Fund once FAS 167 becomes effective for this VIE, as our asset management responsibilities and significant general and limited partnership interests provide us with the power to direct the activities that most significantly impact the economic performance of the Fund and the obligation to absorb losses or the right to receive benefits that are significant.

Thus, as a result of our analysis, we do not anticipate any impact to our financial statements upon our initial adoption of FAS 166 and FAS 167 on January 1, 2010. However, FAS 167 requires that for each reporting period we reconsider, based upon changes in the facts and circumstances pertaining to our VIEs, whether we might become the primary beneficiary. Our assessments may therefore change and could result in a material impact to our financial statements during subsequent reporting periods.

Results of Operations — Estimated Taxable (Loss) Income

The following table summarizes our estimated taxable (loss) income and distribution to shareholders for the years ended December 31, 2009, 2008, and 2007.

Table 31 Estimated Taxable (Loss) Income and Distributions to Shareholders

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2009	2008	2007
Estimated Taxable (Loss) Income
REIT taxable (loss) income	$(69,701)	$18,541	$161,061
Taxable REIT subsidiary (loss) income	(13,734)	538	3,390
Total Estimated Taxable (Loss) Income	$(83,435)	$19,079	$164,451
Distributed to shareholders	$73,324	$100,140	$146,973
Undistributed REIT Taxable Income	$—	$—	$64,572
Undistributed REIT Taxable Income Per Share	$—	$—	$1.99

Our estimated total taxable loss for 2009 was $83 million ($1.12 per share) and included $224 million in credit losses. This compared to estimated total taxable income for 2008 of $19 million ($0.58 per share), which included $117 million of credit losses. We continue to expect credit losses to be the primary factor in our taxable income (loss) results in 2010.

For 2009, we paid a regular quarterly dividend of $0.25 and $1.00 for the year. Since we have an estimated tax loss in 2009, the dividends we paid to shareholders in 2009 are characterized as return of capital, are not taxable, and reduce the basis of shares held at each quarterly distribution date.

Differences between Taxable (Loss) Income and GAAP Income (Loss)

There are differences in accounting for tax and GAAP that can lead to significant timing variances in the recognition of income and losses. For example, we are not allowed to anticipate credit losses for tax in a similar manner as under GAAP. As a result of these differences in accounting, our taxable income can vary significantly from our GAAP income during certain reporting periods.

The tables below reconcile our tax and GAAP income (loss) for the years ended December 31, 2009, 2008, and 2007.

Table 32 Differences between Estimated Taxable (Loss) Income and GAAP Net Income (Loss)

	Year Ended December 31, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$193,106	$287,877	$(94,771)
Interest expense	(5,009)	(132,003)	126,994
Net Interest Income	188,097	155,874	32,223
Provision for loan losses	—	(49,573)	49,573
Realized credit losses	(223,910)	—	(223,910)
Market valuation adjustments, net	—	(87,628)	87,628
Operating expenses	(54,237)	(46,995)	(7,242)
Realized gains, net	6,625	63,166	(56,541)
(Provision for) benefit from income taxes	(10)	4,268	(4,278)
Less: Net income attributable to noncontrolling interest	—	(83)	83
Net (Loss) Income	$(83,435)	$39,195	$(122,630)
Estimated (loss) income per share	$(1.12)	$0.55	$(1.67)

	Year Ended December 31, 2008
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$201,857	$567,545	$(365,688)
Interest expense	(7,784)	(416,669)	408,885
Net Interest Income	194,073	150,876	43,197
Provision for loan losses	—	(55,111)	55,111
Realized credit losses	(116,546)	—	(116,546)
Market valuation adjustments, net	—	(492,902)	492,902
Operating expenses	(58,335)	(60,906)	2,571
Realized gains, net	—	8,511	(8,511)
Benefit from income taxes	(113)	3,210	(3,323)
Less: Net loss attributable to noncontrolling interest	—	(1,936)	1,936
Net Income (Loss)	$19,079	$(444,386)	$463,465
Estimated income (loss) per share	$0.58	$(13.46)	$14.04

	Year Ended December 31, 2007
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$291,527	$868,348	$(576,821)
Interest expense	(55,212)	(651,762)	596,550
Net Interest Income	236,315	216,586	19,729
Provision for loan losses	—	(12,808)	12,808
Realized credit losses	(11,331)	—	(11,331)
Market valuation adjustments, net	—	(1,261,449)	1,261,449
Operating expenses	(58,517)	(58,555)	38
Realized gains, net	406	12,781	(12,375)
(Provision for) benefit from income taxes	(2,422)	(5,192)	2,770
Less: Net loss attributable to noncontrolling interest	—	—	—
Net Income (Loss)	$164,451	$(1,108,637)	$1,273,088
Estimated income (loss) per share	$5.79	$(39.70)	$45.49

Differences between taxable income and GAAP income are largely due to the following:; (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; for tax, we net capital gains on sales against any available capital losses; and, (iv) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP.

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including the timing of credit losses and prepayments on our investments and the tax accounting for equity awards, as described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrete the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2009, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $263 million.

The timing of losses which results from loan defaults will cause volatility in our tax results. During 2009, we realized $224 million of credit losses on securities for tax that we had previously provisioned for under GAAP. Realized credit losses were based on our tax basis, which averaged 43%, on securities that incurred principal face losses. We anticipate an additional $302 million of tax losses on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced. As of December 31, 2009, for GAAP we had a designated credit reserve of $702 million on our securities and an allowance for loan losses of $57 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that tax losses will continue to be a significant factor in 2010, although the quarterly timing of actual losses is difficult to accurately anticipate.

Recognition of Gain on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on assets sold may differ, resulting in differences in gains and losses on sale. Thus, although we sold assets in 2009 and realized a gain for GAAP purposes of $38 million, for tax purposes these sales generated losses of $85 million. The majority of this difference relates to the sale of commercial assets in October 2009. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. As of December 31, 2009, the REIT had $119 million in capital loss carry-forwards ($1.53 per share) that can be used to offset future capital gains over the next five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry forwards.

Income Recognition on Interest-Only Securities (IOs) at Sequoia

As part of our investment in Sequoia securitization entities, we have retained interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $20 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary quarter over quarter, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2010 or 2011. If we do call a Sequoia securitization, the remaining tax basis in the IOs is written off, creating an ordinary loss at the call date.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units, and the deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP. In addition, since the decision to exercise options or have DSU’s distribute is an employee’s, it can be difficult to project when the tax expense will occur. Should there be significant activity in this regard in any one reporting period, our taxable income could be volatile.

FINANCIAL CONDITION

The majority of the assets shown on our consolidated balance sheets are owned by our securitization entities. The earning assets of these entities represent 79% of our consolidated earning assets and the liabilities (ABS issued) of these entities represent 96% of our consolidated liabilities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that our liabilities are not liabilities of the securitization entities and the ABS issued by the securitization entities are not obligations of ours.

The following table shows the components of our balance sheet at December 31, 2009.

Table 33 Consolidating Balance Sheet

December 31, 2009
(In Millions)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$—	$3,737	$—	$3,740
Real estate securities, at fair value:
Trading securities	8	—	270	—	278
Available-for-sale securities	773	37	—	—	810
Other investments	—	—	20	—	20
Cash and cash equivalents	243	—	—	—	243
Investment in the Fund	22	—	—	(22)	—
Investment in Securitization Entities	75	—	—	(75)	—
Total earning assets	1,124	37	4,027	(97)	5,091
Other assets	21	5	136	—	162
Total Assets	$1,145	$42	$4,163	$(97)	$5,253
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	33	3	145	—	181
Asset-backed securities issued	—	—	3,943	—	3,943
Long-term debt	140	—	—	—	140
Total liabilities	173	3	4,088	—	4,264
Stockholders’ equity	972	22	75	(97)	972
Noncontrolling interest	—	17	—	—	17
Total equity	972	39	75	(97)	989
Total Liabilities and Equity	$1,145	$42	$4,163	$(97)	$5,253

Analysis of Earning Assets

Real Estate Securities at Redwood

The following table provides real estate securities activity at Redwood for the years ended December 31, 2009 and 2008.

Table 34 Real Estate Securities Activity

Year Ended December 31, 2009
	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$94	$—	$51	$42	$4	$191
Acquisitions	666	84	3	—	—	753
Sales	(136)	(17)	(1)	(5)	—	(159)
Effect of principal payments	(64)	—	(4)	—	—	(68)
Change in fair value, net	84	39	(28)	(28)	(3)	64
Ending Fair Value	$644	$106	$21	$9	$1	$781

Year Ended December 31, 2008
	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$10	$—	$165	$149	$20	$344
Acquisitions	138	—	101	—	—	239
Sales	(1)	—	—	—	(7)	(8)
Effect of principal payments	(4)	—	(14)	—	(1)	(19)
Change in fair value, net	(49)	—	(201)	(107)	(8)	(365)
Ending Fair Value	$94	$—	$51	$42	$4	$191

We denote our residential securities based upon their position within a typical mortgage securitization capital structure. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. Re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities (generally rated AA and lower at issuance) are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are generally subordinate securities.

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at December 31, 2009 and 2008.

Table 35 Fair Value as Percent of Principal Value for Real Estate Securities

December 31, 2009
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	81%	$248	81%	$67	76%	$329	80%
Non-prime	118	81%	183	72%	14	43%	315	73%
Total	132	81%	431	77%	81	67%	644	76%
Residential Re-REMIC	4	41%	13	41%	89	42%	106	41%
Residential Subordinate
Prime	15	8%	3	5%	2	2%	20	6%
Non-prime	—	—	1	11%	—	—	1	11%
Total	15	8%	4	5%	2	2%	21	5%
Commercial	7	16%	2	1%	—	0%	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$158		$451		$172		$781

December 31, 2008
(Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$—	—	$36	61%	$15	47%	$51	56%
Non-prime	—	—	25	41%	18	37%	43	39%
Total	—	—	61	51%	33	41%	94	47%
Residential Subordinate
Prime	33	14%	7	8%	4	3%	44	10%
Non-prime	1	2%	1	4%	5	1%	7	2%
Total	34	12%	8	7%	9	2%	51	6%
Commercial	10	21%	9	7%	23	7%	42	8%
CDO	—	—	4	9%	—	—	4	9%
Total Securities at Redwood	$44		$82		$65		$191

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

Non-prime securities are residential mortgage-backed securities that are generally backed by lower credit quality loans. Most of the borrowers backing non-prime loans have lower FICO scores or impaired credit histories, but exhibit the ability to repay the loan. To compensate for the greater risks and higher costs to service non-prime loans, borrowers often pay higher interest rates, and possibly higher origination fees. We use loss assumptions that are significantly higher when acquiring securities backed by non-prime loans than we use when acquiring securities backed by prime loans.

Table 36 Carrying Value of Residential Securities

December 31, 2009	Residential
(In Millions)	Prime	Non-prime
Current face of AFS securities	$1,016	$496
Credit reserve	(375)	(84)
Net unamortized discount	(248)	(135)
Amortized cost	393	277
Gross unrealized gains	90	41
Gross unrealized losses	(29)	(8)
Carrying value of AFS securities	454	310
Carrying value of trading securities	1	6
Total Carrying Value of Residential Securities	$455	$316

December 31, 2008	Residential
(In Millions)	Prime	Non-prime
Current face of AFS securities	$538	$523
Credit reserve	(308)	(423)
Net unamortized discount	(133)	(42)
Amortized cost	97	58
Gross unrealized gains	4	3
Gross unrealized losses	(7)	(12)
Carrying value of AFS securities	94	49
Carrying value of trading securities	1	1
Total Carrying Value of Residential Securities	$95	$50

The following table details the carrying value of our residential securities portfolio by the product type and collateral vintage at December 31, 2009 and 2008. At December 31, 2009, the securities we held consisted of fixed-rate assets (22%), adjustable rate and hybrid assets that have reset to adjustable-rate assets (22%), hybrid assets that will reset within 12 months (29%), hybrid assets that will reset after 12 months (26%), and other (1%).

Table 37 Carrying Value of Residential Securities — By Product and Vintage

December 31, 2009	Vintage
(In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	25	261	121	407
Fixed	6	4	37	47
Total prime	32	265	158	455
Non-prime
Option ARM	—	21	6	27
ARM	2	—	—	2
Hybrid	105	56	—	161
Fixed	11	107	8	126
Total non-prime	118	184	14	316
Total Residential Securities	$150	$449	$172	$771

December 31, 2008	Vintage
(In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$3	$—	$—	$3
Hybrid	24	43	14	81
Fixed	6	—	5	11
Total prime	33	43	19	95
Non-prime
Option ARM	—	20	9	29
ARM	—	—	—	—
Hybrid	1	1	13	15
Fixed	—	5	1	6
Total non-prime	1	26	23	50
Total Residential Securities	$34	$69	$42	$145

The following table breaks out the underlying loans of our prime residential securities at Redwood by product type, loan rate, and vintage.

Table 38 Prime Residential Securities — By Product Type, Loan Rate, and Vintage

December 31, 2009	2004 & Earlier		2005		2006		2007		2008		Total
Product	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)	% of Balance	Wtd Avg Loan Rate(1)
Hybrid/ARM	26%	4.00%	45%	5.39%	32%	5.93%	18%	6.46%	10%	6.13%	29%	4.83%
Fixed	12%	5.68%	2%	6.04%	13%	6.28%	44%	6.38%	71%	6.60%	14%	6.00%
Jumbo	38%		47%		45%		62%		81%		43%
Hybrid/ARM	35%	4.08%	51%	5.46%	41%	5.97%	6%	6.42%	3%	6.38%	36%	4.78%
Fixed	27%	5.64%	2%	6.01%	14%	6.25%	32%	6.37%	16%	6.46%	21%	5.81%
Conforming	62%		53%		55%		38%		19%		57%
Total	100%		100%		100%		100%		100%		100%

(1)	Average rate is based on underlying loan balances.

The majority (57%) of the loans underlying our securities are within the Agency conforming loan limit (the current conforming loan limits for the Federal Housing Administration, Fannie Mae, and Freddie Mac). These limits vary by county and are as high as $729,750 in high cost areas. The table above also provides the weighted average coupon rates for the respective vintage categories. As of the beginning of February 2010, the current fixed mortgage rate for a conforming Agency loan was approximately 5.03%. As mortgage rates decline, the ability of borrowers to refinance and the attractiveness of financing increases, although mortgage rates are only one of the factors affecting refinancing.

The loans underlying all of our residential subordinate securities totaled $70 billion at December 31, 2009, consisting of $65 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (47%). During 2009, realized losses on our residential subordinate securities reduced our credit reserve by $459 million. Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2009 were 6.64% of current balances. These delinquencies were 5.09% of current balances for loans in prime pools and 28.49% of current balances for loans in non-prime pools.

Some of the underlying factors impacting the performance of our residential securities include housing prices and loan modifications. We believe housing prices are much closer to the bottom of this housing cycle, but we expect further price declines. We note that home price depreciation since 2006 (~29% in the Case Shiller Composite-20) has been sufficient to restore nation-wide housing affordability to levels consistent with long-term stability. Price-to-rent and price-to-income metrics are within their historic range, which suggests that the fundamentally driven reversion in home prices is nearing an end for the nation as a whole, but not necessarily in each market. Oversupply continues to be the major obstacle to a recovery in home prices. Even in markets where affordability has been restored, supply overhang is holding prices down. This is the primary reason for our belief that housing prices have further to decline.

Although there are some in favor of loan modifications and principal reductions, policymakers are struggling to address the “moral hazard” of appearing to reward at-risk and delinquent homeowners, while other potentially qualifying homeowners continue to make their payments. As foreclosures increase and put additional pressure on housing values, we expect the debate over loan modifications and principal reductions to be elevated by policymakers. To the extent that principal reductions on first lien mortgages become implemented through government actions, it could undermine the value of existing RMBS (particularly RMBS backed by weaker collateral) and cause the pricing of credit risk in the mortgage finance markets.

Commercial Securities

We invest in commercial securities, a type of mortgage-backed security that is secured by one or more loans on commercial properties. Currently, all of our existing commercial investments at Redwood are subordinate securities. The fair value of these securities totaled $9 million at December 31, 2009, as compared to $42 million at December 31, 2008, a decline of $33 million. This decline was primarily due to declines in the fair values of securities and sales of commercial subordinate securities during 2009. We may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken. During October 2009, we sold $8 million of our commercial subordinate securities, which provided credit enhancement on $18 billion of underlying loans.

Our remaining investments in commercial securities consist of predominantly 2004 and 2005 subordinate bonds with a market value of $9 million at December 31, 2009. These securities provided credit enhancement on $27 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans underlying commercial subordinate securities were $714 million at December 31, 2009, an increase of $152 million from December 31, 2008. Our credit reserve of $146 million as of December 31, 2009, reflects the anticipation that we will only receive a small amount of principal over the life of these securities. Since commercial securities do not prepay like residential securities, our returns will be based on our receiving interest on the outstanding face value until the anticipated credit losses occur or our cash flow is shut off due to appraisal reductions or special servicing requirements. Realized credit losses on our commercial securities of $39 million were charged against our designated credit reserve during 2009.

Real Estate Securities at the Fund

The following table provides information on the activity at the Fund for the years ended December 31, 2009 and 2008.

Table 39 Securities at the Fund — Activity

Year Ended December 31, 2009	Residential
(In Millions)	Senior	Subordinate	CDO	Total
Beginning fair value	$27	$10	$11	$48
Sales	—	(3)	—	(3)
Effect of principal payments	(4)	(3)	—	(7)
Change in fair value, net	4	2	(7)	(1)
Ending Fair Value	$27	$6	$4	$37

Year Ended December 31, 2008	Residential
(In Millions)	Senior	Subordinate	CDO	Total
Beginning fair value	$—	$3	$12	$15
Acquisitions	48	13	12	73
Sales	—	—	(5)	(5)
Effect of principal payments	(4)	(2)	(2)	(8)
Change in fair value, net	(17)	(4)	(6)	(27)
Ending Fair Value	$27	$10	$11	$48

The fair value of securities held at the Fund was $37 million at December 31, 2009, which includes $14 million of unrealized losses. We recognized $7 million of other-than-temporary impairments on these securities in 2009.

Real Estate Securities at Acacia

The following table provides information on the activity at consolidated Acacia entities for the years ended December 31, 2009 and 2008.

Table 40 Securities at Acacia — Activity

Year Ended December 31, 2009	Residential
(In Millions)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$103	$142	$68	$21	$334
Effect of principal payments	(9)	(25)	(1)	—	(35)
Change in fair value, net	11	(21)	(12)	(7)	(29)
Ending Fair Value	$105	$96	$55	$14	$270

Year Ended December 31, 2008	Residential
(In Millions)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$261	$1,132	$278	$91	$1,762
Effect of principal payments	(8)	(77)	(2)	(1)	(88)
Change in fair value, net	(150)	(913)	(208)	(69)	(1,340)
Ending Fair Value	$103	$142	$68	$21	$334

In addition to the $270 million of real estate securities included in the table above, Acacia entities owned $34 million of ABS issued by Sequoia entities, $20 million in non-real estate securities, and $12 million in commercial loans at December 31, 2009.

Derivative Financial Instruments at Acacia

At December 31, 2009, consolidated Acacia entities were party to interest rate agreements with an aggregate notional value of $1.6 billion and a fair value of negative $50 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities and are not obligations of Redwood. These are all accounted for as trading instruments and all changes in value and any net payments and receipts are recognized through our consolidated statements of income (loss) through market valuation adjustments, net.

One Acacia entity entered into credit default swaps (CDS) in the first quarter of 2007. At December 31, 2009, these CDS had a $20 million notional balance and a fair value of negative $20 million. At December 31, 2008, these CDS had a notional balance of $78 million and a fair value of negative $78 million. During the year ended December 31, 2009, the reference securities underlying our CDS experienced principal losses resulting in a $58 million obligation. The increase in fair value, net of principal losses, on CDS is included in market valuation adjustments, net, in our consolidated statements of income (loss).

Real Estate Loans at Sequoia

The following table provides details of residential real estate loans activity within Sequoia entities during the years ended December 31, 2009 and 2008.

Table 41 Residential Real Estate Loans at Sequoia — Activity

	Year Ended December 31,
(In Millions)	2009	2008
Balance at beginning of period	$4,644	$7,174
Deconsolidation adjustment	(433)	(1,253)
Principal repayments	(392)	(1,165)
Charge-offs, net	16	12
ansfers to REO	(42)	(49)
Premium amortization	(18)	(22)
Provision for credit losses	(50)	(53)
Balance at End of Period	$3,725	$4,644

All of the loans in the portfolio of Sequoia entities are prime-quality, seasoned residential loans made to borrowers with demonstrated credit histories. Approximately $3.67 billion (or 98%) of outstanding loan balance held by Sequoia entities represents first-lien prime loans collateralized by residential properties. The remaining $61 million are second-lien prime loans also collateralized by residential properties. As of December 31, 2009, $3.44 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 730 and the weighted average original loan-to-value ratio (LTV) was 67%. We do not consider any of our Sequoia loans to be “higher-risk” loans, such as subprime and option arm products.

We have not acquired any new loans since 2007. We may resume acquiring loans on a bulk or flow basis from originators in the future. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. Beginning in 2006, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable). At December 31, 2009, 95% of residential loans (by unpaid principal balance) held by Sequoia entities were one-month or six-month LIBOR ARMs and the remaining 5% were hybrid loans. Of the $166 million of hybrid loans held by Sequoia entities at December 31, 2009, $77 million (or 46%) had reset as of December 31, 2009 and are now floating rate loans.

The following table highlights the scheduled reset dates for outstanding hybrid loans held by Sequoia entities that have not reached their first reset as of December 31, 2009.

Table 42 Held-for-Investment Hybrid Loan Reset Dates

(In Millions)	December 31, 2009
Reset Date
2010	$3
2011	—
2012	46
2013	2
2014	21
2017	17
Total Outstanding Principal	$89

Prepayment speeds on loans held by Sequoia entities remain low as one and six-month LIBOR rates have remained low relative to historical averages. As of December 31, 2009, LIBOR ARM loans at Sequoia had a weighted average coupon of 2.12% and hybrid loans had a weighted average coupon of 4.58%.

The following chart details the prepayment speeds of loans held by Sequoia entities over the past four years.

Residential Loans at Sequoia Entities
Prepayment Speeds

Allowance for Loan Losses at Sequoia

Each quarter we perform a process in accordance with GAAP to provide management with a reasonable and adequate estimate of reserving needs. This methodology is disclosed in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K. Our analysis of allowance adequacy is discussed both in Note 7 to the financial statements as well as in our Results of Operations section of Management’s Discussion & Analysis under the sub-heading “Results of Operations — Securitization Entities”.

Liabilities, Obligations, and Commitments

The following table presents our contractual obligations and commitments as of December 31, 2009, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 43 Contractual Obligations and Commitments as of December 31, 2009

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood:
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	262	4	13	18	227
Accrued interest payable	1	1	—	—	—
Operating leases	12	2	3	3	4
Total Redwood Obligations and Commitments	$415	$7	$16	$21	$371
Obligations of Sequoia and Acacia:
Consolidated ABS(1)	$6,654	$—	$—	$—	$6,654
Anticipated interest payments on ABS(2)	4,411	68	357	520	3,466
Accrued interest payable	5	5	—	—	—
Total obligations of Sequoia and Acacia	$11,070	$73	$357	$520	$10,120
Total Consolidated Obligations and Commitments	$11,485	$80	$373	$541	$10,491

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of December 31, 2009.

Redwood Obligations

In 2006, we issued $100 million of long-term debt in the form of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2009 we repurchased $10 million principal amount of this subordinated debt in the open market at a cost of $3.4 million. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

To hedge the variability in our long-term debt interest expense, we entered into interest rate swaps with aggregate notional values totaling $60 million at February 15, 2010. These swaps will be accounted for as cash-flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity through the life of the hedge. By the end of the first quarter of 2010, we expect to have hedged most of our outstanding long-term debt, and anticipate the effective fixed rate to be approximately 6.75%.

Securitization Entities’ Obligations

At December 31, 2009, there was $3.7 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.6 billion of ABS issued by Sequoia entities that were also reported at cost. At December 31, 2009, there was $270 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $298 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by our securitization entities for the years ended December 31, 2009 and 2008.

Table 44 ABS Issued Activity — Securitization Entities

	Year Ended December 31, 2009
(In Thousands)	December 31, 2008	Cumulative Accounting Adjustment	Paydowns	Deconsolidation Adjustment(1)	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	December 31, 2009
Sequoia ABS issued with principal value, net	$4,484,595	$—	$(402,317)	$(455,430)	$(1,105)	$—	$—	$3,625,743
Sequoia ABS interest only issued	23,532	—	—	—	(4,342)	—	—	19,190
Total Sequoia ABS Issued	4,508,127	—	(402,317)	(455,430)	(5,447)	—	—	3,644,933
Acacia ABS Issued	346,931	—	(118,438)	—	—	69,103	—	297,596
Total ABS Issued	$4,855,058	$—	$(520,755)	$(455,430)	$(5,447)	$69,103	$—	$3,942,529

	Year Ended December 31, 2008
(In Thousands)	December 31, 2007	Cumulative Accounting Adjustment	Paydowns	Deconsolidation Adjustment(2)	Amortization	Valuation Adjustments	(Gain) on ABS Payoff	December 31, 2008
Sequoia ABS issued with principalvalue, net	$6,910,946	$—	$(1,156,182)	$(1,264,073)	$(5,170)	$—	$(926)	$4,484,595
Sequoia ABS interest only issued	35,220	—	—	—	(11,688)	—	—	23,532
Total Sequoia ABS Issued	6,946,166	—	(1,156,182)	(1,264,073)	(16,858)	—	(926)	4,508,127
Acacia ABS Issued	3,383,113	(1,489,672)	(249,645)	—	—	(1,296,865)	—	346,931
Total ABS Issued	$10,329,279	$(1,489,672)	$(1,405,827)	$(1,264,073)	$(16,858)	$(1,296,865)	$(926)	$4,855,058

(1)	In the second quarter of 2009, we deconsolidated a Sequoia entity with $455 million of ABS, as we were no longer deemed the primary beneficiary of the entity.
(2)	In the fourth quarter of 2008, we deconsolidated Sequoia entities with $1.26 billion of ABS, as we were no longer deemed the primary beneficiary of these entities.

Stockholders’ Equity

The following table provides a summary of changes to stockholders’ equity for the years ended December 31, 2009 and 2008.

Table 45 Stockholders’ Equity

	Year Ended December 31,
(In Millions)	2009	2008
Beginning Stockholders' Equity	$302	$750
Issuance of new equity capital, net	526	41
Unrealized gains on securities and derivatives, net	181	59
Distributions to shareholders	(76)	(104)
Net income (loss)	39	(444)
Ending Stockholders' Equity	$972	$302

The following table provides cumulative balances of unrealized gains and losses by the type of investment at December 31, 2009 and 2008.

Table 46 Cumulative Other Comprehensive Income (Loss)

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2008	$(19)	$—	$(6)	$(10)	$(3)	$(27)	$(65)
Cumulative adjustment – accounting change	(17)	—	(43)	—	(1)	—	(61)
OTTI recognized in OCI	(1)	—	(15)	(1)	—	—	(17)
Ending balance of OTTI recognized in OCI	(18)	—	(58)	(1)	(1)	—	(78)
Net unrealized gain (loss) on real estate securities	94	42	24	(6)	(3)	—	151
Reclassification:
Other-than-temporary impairment to net income	13	—	15	18	—	—	46
Unrealized loss to noncontrolling interest	3	—	—	—	4	—	7
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	4	4
Cumulative Income (Loss) Recognized in Stockholders' Equity at December 31, 2009	$73	$42	$(25)	$1	$(3)	$(23)	$65

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
January 1, 2008	$—	$—	$(40)	$(38)	$(5)	$(33)	$(116)
Net unrealized gain (loss) on real estate securities	(39)	—	(63)	(25)	—	—	(127)
Reclassification:
Other-than-temporary impairment to net income	20	—	97	53	2	—	172
Unrealized loss to noncontrolling interest	5	—	1	—	2	—	8
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	6	6
Cumulative Income (Loss) Recognized in Stockholders' Equity at December 31, 2008	$(14)	$—	$(5)	$(10)	$(1)	$(27)	$(57)

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We seek to manage the market risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Item 7 of this Annual Report on Form 10-K.

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Our capital base is primarily employed in owning residential and commercial real estate backed securities, some of which have concentrated credit risks with respect to the underlying real estate loans. We believe that many of the loans underlying the securities we own are above-average in credit quality as compared to U.S. real estate loans in general, although there may nevertheless be significant credit losses in respect to these loans. We also take credit risk on loans with special risk factors such as higher risk commercial loans, interest-only and negative amortization residential loan types, and Alt-A and subprime residential loans. We may also own residential and commercial real estate loans that are not securitized.

Credit losses from the loans in securitized loan pools, in general, first reduce the principal value of and economic returns on the subordinate securities in these pools. Credit losses on real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens further than we have anticipated, our credit losses could increase beyond levels that we have anticipated. Credit losses on real estate loans can also occur for reasons not related to the general economy.

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable, or may become adjustable after a fixed-rate period of two to ten years. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults.

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

While we will experience credit losses on residential and commercial loans and securities, to the extent the losses are consistent with the amount and timing of our assumptions we expect to earn attractive returns on our investments. We manage our credit risks by understanding the extent of the risk we are taking and insuring the appropriate underwriting criteria are met, and we utilize systems and staff to continually monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions (which may include selling the assets) to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a market for the asset.

In addition to residential and commercial subordinate securities, Redwood, the Fund, and Acacia own senior and other securities issued by securitization entities that are sponsored by others. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

Redwood, the Fund, and the Acacia entities also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, the Fund, and Redwood could suffer losses.

The Acacia entities also own certain senior and subordinate securities purchased from the Sequoia securitization entities we sponsor. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, these securities could suffer decreases in fair value or could experience principal losses. If any of these events occurs, it would likely reduce our returns from these investments.

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

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued generally have no impact on our liquidity. ABS issued by Sequoia are reported at amortized cost as are the residential loans collateralizing these ABS. Beginning January 1, 2008, we report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing these ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood’s liquidity. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities, is there an effect to Redwood from changes in fair values of these securities. There are no such considerations in the Sequoia securitization entities.

We may fund some assets with a combination of short-term debt and equity (generally prior to securitization) that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of these assets.

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

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. To supplement this discussion on the market risk we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheets at December 31, 2009. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2009 was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

As discussed in this Annual Report on Form 10-K, the composition of our securities portfolio has changed over the past year, as most of our recent acquisitions have been senior securities. The presentation of the information in this table has also been revised from last year to conform to how we analyze securities and cash flow. That is, the table now presents categories of securities by their senior or subordinate cash flow priority within their respective securitization structures. Last year we categorized this information by whether a security was investment grade and credit-enhancement (or non-investment grade). This new categorization, which we started using at the beginning of 2009, is consistent with the fact that, in analyzing our market risk, we are more focused on where a security sits with regard to seniority of cash flow than to its credit rating.

	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2009
(Dollars in Thousands)	2010	2011	2012	2013	2014	Thereafter	Principal Value	Fair Value
Interest rate sensitive assets
Residential Real Estate Loans
Adjustable Rate
Principal	404,659	357,561	322,068	302,904	285,136	1,895,272	3,567,601	2,890,854
Interest Rate	1.89%	2.98%	4.38%	5.28%	5.94%	6.55%		81.03%
Hybrid
Principal	18,751	16,616	14,713	13,038	11,591	90,864	165,572	111,738
Interest Rate	4.54%	4.51%	4.13%	3.65%	3.39%	2.87%		67.49%
Residential Senior Securities
Adjustable Rate
Principal	6,340	5,054	4,195	3,726	3,261	106,199	128,774	52,680
Interest Rate	1.37%	2.59%	3.68%	4.42%	5.01%	5.69%		40.91%
Fixed Rate
Principal	13,060	12,678	15,225	18,449	25,345	296,713	381,470	240,920
Interest Rate	5.24%	5.17%	5.15%	5.15%	5.14%	4.97%		63.16%
Hybrid
Principal	53,455	48,106	46,144	43,036	38,654	430,061	659,456	482,517
Interest Rate	3.86%	4.07%	5.04%	5.80%	6.36%	7.10%		73.17%
Residential Re-REMIC Securities
Fixed Rate
Principal	—	—	—	—	—	26,861	26,861	10,526
Interest Rate	5.68%	5.68%	5.68%	5.68%	5.68%	5.75%		39.19%
Hybrid
Principal	—	—	—	—	—	229,113	229,114	95,425
Interest Rate	5.54%	5.33%	5.62%	5.86%	6.10%	7.03%		41.65%
Residential Subordinate Securities
Adjustable Rate
Principal	28,199	25,145	15,498	13,568	13,617	590,320	686,347	13,296
Interest Rate	1.76%	3.01%	4.12%	4.78%	5.37%	6.17%		1.94%
Fixed Rate
Principal	20,616	19,913	25,126	25,222	22,398	177,119	290,394	39,463
Interest Rate	4.34%	5.08%	5.74%	6.21%	6.46%	6.58%		13.59%
Hybrid
Principal	60,309	54,587	52,601	47,336	44,711	503,877	763,421	70,340
Interest Rate	387.33%	329.57%	226.88%	189.80%	180.89%	109.29%		9.21%
Other Investments
Adjustable Rate
Principal	2,845	—	5,998	—	3,344	8,184	20,371	20,371
Interest Rate	0.25%	0.17%	1.06%	0.61%	1.31%	1.75%		100.00%
Commercial Real Estate Loans
Fixed Rate
Principal	205	213	159	175	199	38,604	39,554	11,095
Interest Rate	4.08%	4.70%	5.13%	5.39%	5.58%	6.69%		28.05%

Quantitative Information on Market Risk (Continued)

	Principal Amounts Maturing and Effective Rates During Period						At December 31, 2009
(Dollars in Thousands)	2010	2011	2012	2013	2014	Thereafter	Principal Value	Fair Value
Commercial Subordinate Securities
Adjustable Rate
Principal	205	213	159	175	199	38,604	39,554	11,095
Interest Rate	4.08%	4.70%	5.13%	5.39%	5.58%	6.69%		28.05%
Fixed Rate
Principal	106	344	811	3,138	9,823	532,400	546,622	52,311
Interest Rate	5.01%	5.13%	5.14%	5.16%	5.17%	6.00%		9.57%
CDO Subordinate Securities
Adjustable Rate
Principal	9,105	6,349	17,029	20,191	28,370	232,929	313,974	13,384
Interest Rate	1.27%	2.09%	3.10%	3.80%	4.31%	4.74%		4.26%
Fixed Rate
Principal	3,343	2,569	4,238	2,300	2,322	12,328	27,100	5,788
Interest Rate	5.27%	5.39%	5.67%	4.77%	6.19%	6.74%		21.36%
Interest rate sensitive assets
Asset-backed securities issued
Sequoia Entities
Adjustable Rate
Principal	294,181	268,148	250,514	249,676	247,937	2,162,271	3,472,727	2,796,212
Interest Rate	0.98%	2.10%	3.19%	3.89%	4.40%	4.83%		80.52%
Hybrid
Principal	10,135	9,383	8,632	8,019	7,486	111,571	155,226	112,820
Interest Rate	4.47%	4.84%	5.42%	5.98%	6.68%	7.51%		72.68%
Acacia Entities
Adjustable Rate
Principal	79,987	48,422	55,172	49,813	60,519	2,719,029	3,012,942	291,731
Interest Rate	0.69%	1.72%	2.78%	3.30%	3.56%	3.74%		9.68%
Fixed Rate
Principal	—	—	—	—	—	13,365	13,365	5,865
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.57%		43.89%
Long-term Debt
Principal	—	—	—	—	—	140,000	140,000	64,400
Interest Rate	2.63%	3.91%	5.24%	6.13%	6.76%	7.35%		46.00%
Interest rate agreements
Interest Rate Caps
(Purchased/Sold)
Notional Amount	8,400	(1,000)	48,200	(5,800)	12,500	649,500	711,800	11,634
Buy Strike Rate	8.54%	8.58%	8.58%	8.53%	8.51%	8.67%
Receive Strike Rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Interest Rate Swaps
(Purchased)
Notional Amount	123,369	104,867	66,037	86,437	99,550	392,279	872,538	(62,761)
Receive Strike Rate	0.78%	2.28%	3.43%	4.15%	4.67%	4.93%
Pay Strike Rate	4.85%	4.99%	4.95%	4.84%	4.81%	4.79%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-3 through F-55 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND          FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in our internal control over financial reporting during 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc., together with its consolidated subsidiaries (the company, or Redwood), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of the end of our 2009 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2009, was effective.

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

The company’s internal control over financial reporting as of December 31, 2009, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR           INDEPENDENCE

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

Exhibit Number	Exhibit
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)
4.6	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
9.3	Third Amended and Restated Voting Agreement dated as of March 20, 2008 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 14, 2009)
9.4	Amendment to Third Amended and Restated Voting Agreement dated as of January 21, 2009 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 27, 2009)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, amended through May 22, 2008 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 22, 2008)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

Exhibit Number	Exhibit
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)
10.7*	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.8*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)
10.9	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement No. 2 filed on July 2, 2008)
10.10	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Proxy Statement filed on April 3, 2009)
10.11*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)
10.12	Office Building Lease, dated February, 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.13	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.14	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.15*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 5, 2009)
10.16*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.17*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.18*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.19*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
14	Code of Business Conduct and Ethics, as amended in November 2008 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 14, filed on February 26, 2009)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST

Date: February 25, 2010

By:	/s/ George E. Bull, III

George E. Bull, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Bull, III George E. Bull, III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2010
/s/ Martin S. Hughes Martin S. Hughes	President, Chief Financial Officer, and Co-Chief Operating Officer (Principal Financial Officer)	February 25, 2010
/s/ Christopher J. Abate Christopher J. Abate	Managing Director and Controller (Principal Accounting Officer)	February 25, 2010
/s/ Richard D. Baum Richard D. Baum	Director	February 25, 2010
/s/ Thomas C. Brown Thomas C. Brown	Director	February 25, 2010
/s/ Mariann Byerwalter Mariann Byerwalter	Director	February 25, 2010
/s/ Douglas B. Hansen Douglas B. Hansen	Director	February 25, 2010
/s/ Greg H. Kubicek Greg H. Kubicek	Director	February 25, 2010
/s/ Jeffrey T. Pero Jeffrey T. Pero	Director	February 25, 2010
/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 25, 2010
/s/ Charles J. Toeniskoetter Charles J. Toeniskoetter	Director	February 25, 2010
/s/ David L. Tyler David L. Tyler	Director	February 25, 2010

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited Redwood Trust, Inc.’s (a Maryland Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Redwood Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Redwood Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Redwood Trust, Inc. and its subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited the accompanying balance sheets of Redwood Trust, Inc. (a Maryland Corporation) and its subsidiaries (the Company) as of December 31, 2009 and 2008, and the related statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion.

As discussed in Notes 3 and 4 to the financial statements, the Company has adopted the Financial Accounting Standards Board’s accounting standards related to recognition and presentation of other-than-temporary impairments as of April 1, 2009 and the fair value option for financial assets and financial liabilities, and fair value measurement as of January 1, 2008.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 25, 2010

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2008	December 31, 2007
ASSETS
Real estate loans	$3,739,254	$4,659,336
Real estate securities, at fair value:
Trading securities	277,274	339,654
Available-for-sale securities	810,471	232,470
Total real estate securities	1,087,745	572,124
Other investments	20,371	78,244
Cash and cash equivalents	242,818	126,480
Total earning assets	5,090,188	5,436,184
Restricted cash	94,306	53,608
Accrued interest receivable	18,193	31,415
Derivative assets	12,372	3,071
Deferred tax asset	4,810	3,608
Deferred asset-backed securities issuance costs	6,639	9,921
Other assets	26,142	43,942
Total Assets	$5,252,650	$5,581,749
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	5,968	29,417
Derivative liabilities	83,800	177,590
Accrued expenses and other liabilities	71,828	20,118
Dividends payable	19,434	25,103
Asset-backed securities issued – Sequoia	3,644,933	4,508,127
Asset-backed securities issued – Acacia	297,596	346,931
Long-term debt	140,000	150,000
Total liabilities	4,263,559	5,257,286
Equity
Common stock, par value $0.01 per share, 100,000,000 and 75,000,000 shares authorized; 77,737,130 and 33,470,557 issued and outstanding	777	335
Additional paid-in capital	1,674,367	1,149,393
Accumulated other comprehensive income (loss)	64,860	(56,865)
Cumulative earnings	364,888	266,059
Cumulative distributions to stockholders	(1,133,171)	(1,057,070)
Total stockholders’ equity	971,721	301,852
Noncontrolling interest	17,370	22,611
Total equity	989,091	324,463
Total Liabilities and Equity	$5,252,650	$5,581,749

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, Except Share Data)	2008	2007	2006
Interest Income
Real estate loans	$100,619	$307,072	$480,485
Real estate securities	186,725	251,313	369,785
Other investments	167	2,305	2,590
Cash and cash equivalents	366	6,855	15,488
Total interest income	287,877	567,545	868,348
Interest Expense
Short-term debt	—	(318)	(60,029)
Asset-backed securities issued	(126,218)	(407,076)	(580,955)
Long-term debt	(5,785)	(9,275)	(10,778)
Total interest expense	(132,003)	(416,669)	(651,762)
Net Interest Income	155,874	150,876	216,586
Provision for loan losses	(49,573)	(55,111)	(12,808)
Market valuation adjustments on trading instruments	(13,870)	(119,909)	(85,931)
Other-than-temporary impairments(1)	(73,758)	(372,993)	(1,175,518)
Market valuation adjustments, net	(87,628)	(492,902)	(1,261,449)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	18,673	(397,137)	(1,057,671)
Operating expenses	(46,995)	(60,906)	(58,555)
Realized gains, net	63,166	8,511	12,781
Net income (loss) before provision for income taxes	34,844	(449,532)	(1,103,445)
Benefit from (provision for) income taxes	4,268	3,210	(5,192)
Net income (loss)	39,112	(446,322)	(1,108,637)
Less: Net income (loss) attributable to noncontrolling interest	(83)	(1,936)	—
Net Income (Loss) Attributable to Redwood Trust, Inc.	$39,195	$(444,386)	$(1,108,637)
Basic earnings (loss) per share:	$0.56	$(13.46)	$(39.70)
Diluted earnings (loss) per share:	$0.55	$(13.46)	$(39.70)
Regular dividends declared per common share	$1.00	$3.00	$3.00
Special dividends declared per common share	$—	$—	$2.00
Total dividends declared per common share	$1.00	$3.00	$5.00
Basic weighted average shares outstanding	68,458,009	33,022,622	27,928,234
Diluted weighted average shares outstanding	68,990,891	33,022,622	27,928,234

(1)	For the year ended December 31, 2009, total other-than-temporary impairments were $97,165 of which $23,407 were recognized in Accumulated Other Comprehensive (Loss) Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,462
Cumulative adjustment – accounting change	—	—	—	(59,634)	59,634	—	—	—
Net income (loss)	—	—	—	—	39,195	—	(83)	39,112
Net unrealized gain on available-for-sale securities	—	—	—	136,469	—	—	2,475	138,944
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	40,432	—	—	—	40,432
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	4,458	—	—	—	4,458
Total other comprehensive income				121,725
Total comprehensive income								222,946
Issuance of common stock:
Secondary offerings	43,690,000	437	519,599	—	—	—	—	520,036
Dividend reinvestment & stock purchase plans	155,229	2	1,807	—	—	—	—	1,809
Employee option & stock purchase plan	421,617	2	(2,598)	—	—	—	—	(2,596)
Non-cash equity award compensation	—	—	6,171	—	—	—	—	6,171
Share repurchases	(273)	1	(5)	—	—	—	—	(4)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(7,633)	(7,633)
Common dividends declared	—	—	—	—	—	(76,101)	—	(76,101)
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091

For the Year Ended December 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)
Cumulative adjustment – accounting change	—	—	—	458,207	1,010,071	—	—	1,468,278
January 1, 2008	32,385,073	$324	$1,108,148	$(115,559)	$710,445	$(953,359)	$—	$749,999
Net income (loss)	—	—	—	—	(444,386)	—	(1,936)	(446,322)
Net unrealized loss on available-for-sale securities	—	—	—	(119,723)	—	—	(7,764)	(127,487)
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	172,731	—	—	—	172,731
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	5,686	—	—	—	5,686
Total other comprehensive income				58,694
Total comprehensive loss								(395,392)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,257,496	14	33,776	—	—	—	—	33,790
Employee option & stock purchase plan	169,644	—	1,014	—	—	—	—	1,014
Non-cash equity award compensation	—	—	12,634	—	—	—	—	12,634
Share repurchases	(341,656)	(3)	(6,179)	—	—	—	—	(6,182)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	32,311	32,311
Common dividends declared	—	—	—	—	—	(103,711)	—	(103,711)
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS) – (continued)

For the Year Ended December 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2006	26,733,640	$267	$903,808	$93,158	$809,011	$(803,554)	$—	$1,002,690
Net income (loss)	—	—	—	—	(1,108,637)	—	—	(1,108,637)
Net unrealized loss on available-for-sale securities	—	—	—	(1,175,770)	—	—	—	(1,175,770)
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	548,432	—	—	—	548,432
Unrealized losses on cash flow hedges, net	—	—	—	(39,421)	—	—	—	(39,421)
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	(165)	—	—	—	(165)
Total other comprehensive income				(666,924)
Total comprehensive loss								(1,775,561)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	5,510,610	55	189,819	—	—	—	—	189,874
Employee option & stock purchase plan	141,003	2	42	—	—	—	—	44
Non-cash equity award compensation	—	—	14,479	—	—	—	—	14,479
Share repurchases	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	(149,805)	—	(149,805)
December 31, 2007	32,385,253	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$39,195	$(444,386)	$(1,108,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(5,474)	(5,927)	(63,432)
Depreciation and amortization of non-financial assets	1,282	1,169	3,243
Provision for loan losses	49,573	55,111	12,808
Non-cash equity award compensation	6,171	12,634	14,479
Market valuation adjustments, net	87,628	492,887	1,261,449
Realized gains, net	(63,166)	(8,496)	(12,781)
Net change in:
Accrued interest receivable	14,326	26,593	25,216
Deferred tax asset	(1,202)	5,267	(3,397)
Other assets	40,623	14,442	14,217
Accrued interest payable	(10,585)	(13,947)	3,206
Accrued expenses and other liabilities	51,710	9,677	(6,391)
Net cash provided by operating activities	210,081	145,024	139,980
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	—	—	(1,172,248)
Proceeds from sales of real estate loans held-for-investment	—	—	15,454
Principal payments on real estate loans held-for-investment	393,422	1,161,647	3,228,338
Purchases of real estate securities available-for-sale	(743,030)	(313,318)	(1,326,956)
Proceeds from sales of real estate securities available-for-sale	196,001	13,972	380,519
Principal payments on real estate securities available-for-sale	138,016	73,411	332,394
Purchases of real estate securities trading	(9,809)	(3,341)	(40,818)
Proceeds from sales of real estate securities trading	4,256	7,771	2,237
Principal payments on real estate securities trading	89,174	164,575	13,731
Purchases of other investments	—	—	(80,000)
Principal payments on other investments	33,082	881	875
Net (increase) decrease in restricted cash	(40,698)	64,456	(5,897)
Net cash provided by investing activities	60,414	1,170,054	1,347,629
Cash Flows From Financing Activities:
Net repayments on short-term debt	—	(7,561)	(1,848,647)
Proceeds from issuance of asset-backed securities	—	—	4,222,078
Deferred asset-backed security issuance costs	—	—	(20,254)
Repayments on asset-backed securities	(520,755)	(1,405,829)	(3,812,007)
(Repurchase) issuance of long-term debt	(3,455)	—	50,000
Net settlements of derivatives	(59,703)	(13,909)	(2,119)
Net proceeds from issuance of common stock	519,249	34,804	189,918
Common stock repurchases	(4)	(6,182)	—
Dividends paid	(81,771)	(102,895)	(144,231)
Change in noncontrolling interests	(7,718)	22,611	—
Net cash used in financing activities	(154,157)	(1,478,961)	(1,365,262)
Net increase (decrease) in cash and cash equivalents	116,338	(163,883)	122,347
Cash and cash equivalents at beginning of period	126,480	290,363	168,016
Cash and cash equivalents at end of period	$242,818	$126,480	$290,363
Supplemental Disclosures:
Cash paid for interest	$142,580	$430,616	$648,556
Cash (received) paid for taxes	$(7,236)	$(10,840)	$13,000
Dividends declared but not paid at end of period	$19,434	$25,103	$24,289

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-K. All amounts presented herein, except share, and per share data, are shown in thousands.

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

Principles of Consolidation

We apply the principles established by the Financial Accounting Standards Board (FASB) to determine whether we must consolidate any entities where we maintain a continuing involvement. We do not service any assets, including assets owned at the Fund, Sequoia, or Acacia.

We consolidate the assets, liabilities, and noncontrolling interests of the Fund that we sponsor, as we are the primary beneficiary of this entity. The primary beneficiary is the party that absorbs the majority of a variable interest entity’s (VIEs) anticipated losses and/or the majority of the expected returns. Our significant limited partnership interest and ongoing asset management responsibilities constitute this majority. For financial reporting purposes, the real estate securities owned at the Fund are shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third parties is shown under minority interest. In our consolidated statements of income (loss), we record interest income on the securities owned at the Fund. Since the Fund is currently funded with equity, there is no associated interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2. Basis of Presentation  – (continued)

We consolidate most of the assets and liabilities of the Sequoia and Acacia securitization entities that we have sponsored, as these entities did not meet the criteria for sale accounting under GAAP at the time we transferred financial assets to them. Our continuing involvement includes our retention of junior interests and call rights and certain ongoing management responsibilities or other discretionary activities. For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities owned by Sequoia and Acacia and interest expense on the ABS issued by these consolidated securitization entities.

Adoption of New Principles of Consolidation as of January 1, 2010

As of January 1, 2010, we adopted two new accounting standards that significantly affect the GAAP guidance we will follow in future periods to determine if or when we must consolidate transferred financial assets or a variable interest entity for financial reporting purposes. These new standards are Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167). FAS 166 and FAS 167 were codified in December 2009 as ASC 860 and ASC 810-10, respectively. Our financial statements and related disclosures will be prepared in accordance with these new standards beginning with the quarter ended March 31, 2010.

FAS 166 was issued by the FASB in June 2009. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and enhances information reported to users of our financial statements by providing greater transparency about transfers of financial assets and any continuing involvement we may have in those transferred assets. Concurrent with the release of FAS 166, the FASB issued FAS 167, which amends the consolidation guidance that applies to VIEs. The amendments change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether we are required to consolidate an entity will be based on, among other things, a VIE’s purpose and design and our ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 also enhances information reported to users of our financial statements by providing greater transparency about our involvement with VIEs, significant changes in risk exposure due to that involvement, and any effects our involvement may have on our financial statements.

Impact of FAS 166 and FAS 167

FAS 166 is effective for financial asset transfers beginning on January 1, 2010. As of the date of this filing, we had not completed any new transfers of financial assets. To the extent we complete a transfer in the future (for example, the transfer of loans into a new Sequoia securitization entity) the provisions of FAS 166 will be used to determine whether the transfer is accounted for as a sale under GAAP or as a secured borrowing. As part of our adoption of this new standard, we also determined that the Sequoia and Acacia entities that we had transferred assets to in the past and consolidated at December 31, 2009, should continue to be consolidated by us as they do not qualify for sale accounting treatment under previously issued FASB Statement No. 140, based upon our continuing involvement in these entities. The provisions of FAS 166 will also be used to determine when all or a portion of a previously transferred financial asset can be derecognized in the future.

FAS 167 became effective for all VIEs we held as of January 1, 2010, except for the Fund, as a result of the FASB’s decision to delay the applicability of FAS 167 for private equity funds in part due to a concern that application of the standard in its current form might prompt some asset managers to consolidate the funds

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2. Basis of Presentation  – (continued)

they manage, leading to less transparency. Therefore, we were not required to reconsider our initial conclusion that we are the primary beneficiary of the Fund in accordance with the current GAAP guidance (formerly FIN 46 (R)).

As part of our adoption of FAS 167, we were required to reconsider our previous conclusions pertaining to consolidation of our variable interests in VIEs, including: (i) whether an entity is a VIE; (ii) whether we are the VIE’s primary beneficiary; and, (iii) what type of financial statement disclosures are required. Based on our assessment of our portfolio at December 31, 2009, in accordance with the qualitative guidance provided by FAS 167, we determined that we are not the primary beneficiary of any third-party residential, commercial, re-REMIC, or CDO entities in which we held a variable interest, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For our consolidated Sequoia securitization entities, we determined that, assuming these entities did not include financial assets transferred by us and we were therefore not subject to the sale accounting criteria outlined in FAS 166, we would not be the primary beneficiary of these VIEs in accordance with FAS 167, as we do not service any underlying loan collateral and do not, based upon our continuing involvement, have the power to direct the activities that most significantly impact the economic performance of the these entities. For the Acacia entities, we determined that, assuming these entities did not include financial assets transferred by us and we were therefore not subject to the sale accounting criteria outlined in FAS 166, we would be the primary beneficiary of these VIEs as our asset management responsibilities, equity investments, and call options provide us with the power to direct the activities that most significantly impact the economic performance of these individual entities and the obligation to absorb losses or the right to receive benefits that are significant. Finally, we anticipate that we will continue to consolidate the Fund once FAS 167 becomes effective for this VIE, as our asset management responsibilities and significant general and limited partnership interests provide us with the power to direct the activities that most significantly impact the economic performance of the Fund and the obligation to absorb losses or the right to receive benefits that are significant.

Thus, as a result of our analysis, we do not anticipate any impact to our financial statements upon our initial adoption of FAS 166 and FAS 167 on January 1, 2010. However, FAS 167 requires that for each reporting period we reconsider, based upon changes in the facts and circumstances pertaining to our VIEs, whether we might become the primary beneficiary. Our assessments may therefore change and could result in a material impact to our financial statements during subsequent reporting periods.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

See Note 6 for further discussion on the sales of Sequoia interests.

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

We consider the following factors in setting the allowance for loan losses:

•	Ongoing analyses of loans, including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, and other observable data;

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Once we determine the amount of defaults, the timing of the defaults, and severity of losses upon the defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an appropriate loss confirmation period. This period is defined as the range of time between the occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our allowance for loan losses, since we believe these losses exist as of the reported date of the financial statements. We re-evaluate the adequacy of our allowance for loan losses at least quarterly.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

For an AFS security where the security’s fair value has declined below its amortized cost basis, we evaluate the security for either temporary or other-than-temporary impairment (OTTI). This evaluation requires us to assess changes in our cash flow valuation assumptions for the security. We also consider whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If we determine that there has been no significant adverse change in our cash flow assumptions for the security, then any impairment is deemed temporary in nature and the associated difference between the security’s fair value and amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income (loss), a component of stockholders’ equity. If we determine that there has been a significant adverse change in our cash flow assumptions for the security, then an OTTI exists.

We evaluate impairments in accordance with authoritative GAAP guidance. We adopted new guidance on this subject in the second quarter of 2009, as required. According to this guidance, for a security where an impairment exists and we either intend to sell the impaired security, will more likely than not be required to the sell the impaired security before it recovers in value, or do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security, we record the difference between the security’s fair value and its amortized cost in our consolidated statements of income (loss) as the impairment is deemed an OTTI. For a security where an impairment exists, but for which we do not intend to sell the security and it is more likely than not that we will not be required to sell it prior to recovery, we analyze the expected cash flows, or cost recovery, of the security. If an OTTI exists, we discount the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income (loss). The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between the expected recoverable value and fair value is deemed to be the “non-credit” component of the OTTI that is recorded to accumulated other comprehensive income (loss). Future amortization and accretion for the security is computed based upon its new amortized cost basis.

In the second quarter of 2009, as part of our adoption of this new guidance, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. We determined that $224 million of these OTTI related to securities where we either had the intent to sell or the OTTI did not include a non-credit component. The remaining $226 million of these OTTI related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component (of which, $60 million related to Redwood’s interest and $1 million related to minority interest at the Fund). In accordance with the guidance, we recorded a $61 million one-time cumulative-effect adjustment, net of any related tax effects, to

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

reclassify the non-credit component of these OTTI previously recorded through our consolidated statements of income (loss), as was prescribed under previous GAAP. This reclassification increased retained earnings and decreased other comprehensive income (OCI), resulting in zero net impact to reported stockholders’ equity and minority interest.

See Note 8 for further discussion on real estate securities and cumulative effect adjustment.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statement purposes. We elected the fair value option for this investment on January 1, 2008, and it is recorded at its estimated fair value. Changes in fair value are reported through our consolidated statements of income (loss) through market valuation adjustments, net. Interest income is reported through our consolidated statements of income (loss) through interest income, other investments.

See Note 9 for further discussion on other investments.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At December 31, 2009, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued consolidated securitization entities, and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners. At December 31, 2009, we did not have any significant concentrations of credit risk arising from restricted cash deposits as most of our restricted cash were held in custodial accounts, invested in U.S. Government Treasury Bills or held in FDIC-insured bank products.

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

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements and credit default swaps. All derivative financial instruments are reported at fair value in accordance with derivative accounting guidance. Derivatives with a positive value to us are reported as an asset and derivatives with a negative value to us are reported as a liability. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of income (loss) through market valuation adjustments, net.

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements. We enter into interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Deferred Tax Assets

Our deferred tax assets are generated by differences in GAAP and taxable income at our taxable subsidiaries. Income recognition for GAAP and tax differ in material respects. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset and an associated deferred tax benefit for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense.

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are costs associated with the issuance of ABS from the Sequoia securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principle guidance for interest on receivables and payables. As of January 1, 2008, deferred issuance costs associated with Acacia securitizations were included as part of our adoption of the fair value option for assets and liabilities at Acacia. As a result, these deferred costs were charged to retained earnings as part of a one-time cumulative effect adjustment on January 1, 2008.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Acacia ABS Issued

Effective January 1, 2008, Acacia ABS issued are accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) are reported in our consolidated statements of income (loss) through market valuation adjustments, net. Prior to January 1, 2008, Acacia ABS issued were accounted for under the same method as Sequoia ABS issued.

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

See Note 14 for further discussion on long-term debt.

Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with earnings per share guidance, if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted income (loss) per share is calculated in the same manner as basic income (loss) per share.

This calculation of EPS considers the authoritative GAAP, effective January 1, 2009, that states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and therefore should be included in computing EPS using the two-class method. Our adoption of this guidance required us to recast previously reported EPS and did not have a significant impact on EPS.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

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

See Note 17 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements. Beginning in 2003, we elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. In August 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008 and our tax provisions changed accordingly. We estimate a taxable loss this year and our 2009 dividends are characterized as a return of capital.

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

See Note 19 for further discussion on taxes.

Recent Accounting Pronouncements

In January 2010, the FASB voted to finalize Accounting Standards Update (ASU) Amendments to Statement 167 for Certain Investment Funds. The ASU will defer the effective date of Statement 167 for a reporting enterprise’s interest in certain entities and for certain money market mutual funds. It addresses concerns that the joint consolidation model under development by the FASB and the IASB may result in a different consolidation conclusion for asset managers and that an asset manager consolidating certain funds would not provide useful information to investors. The ASU will also amend certain provisions of current guidance to change how a decision maker or service provider determines whether its fee is a variable interest. We do not expect the adoption of this standard to have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification, which clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to a subsidiary or group of assets that is a business or nonprofit activity, a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, this ASU clarifies that the decrease-in-ownership guidance does not apply to the sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, this

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Summary of Significant Accounting Policies  – (continued)

ASU expands the disclosures required upon deconsolidation of a subsidiary. This ASU is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. When adopted, an entity should also apply this ASU retrospectively to the first period in which the entity adopted ASC 810-10. The adoption of this standard may require additional disclosures, but we do not expect adoption to have a material effect on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard may require additional disclosures, but we do not expect adoption to have a material effect on our financial statements.

Note 4. Fair Value Option

The fair value option gives us the option of electing to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This election is available when we first recognize a financial asset or financial liability or enter into a firm commitment, or upon the initial adoption of the fair value option on January 1, 2008. Subsequent changes in the fair value of these assets, liabilities, and commitments are recorded in the consolidated statements of income (loss).

Our decision to elect the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as AFS. Securities that we anticipate funding with a combination of debt and equity or financed through securitization liabilities will generally be accounted for at fair value along with the corresponding liabilities, upon election of the fair value option. Additionally, we may elect to apply the fair value option for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex.

Transition Adjustment Due to the Adoption of Fair Value Option on January 1, 2008

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

Prior to our adoption of the fair value option, we were required to mark-to-market the assets, but not the liabilities, of Acacia entities, even though the assets and liabilities were paired within the same legal structure and the ABS issued by each Acacia entity would be repaid directly and solely from the cash flows generated

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4. Fair Value Option  – (continued)

by the assets of that entity. Electing the fair value option for the assets and liabilities of Acacia enabled us to mitigate the volatility in earnings and book value that results from the use of different measurement attributes. As a result of this fair value election we de-designated all cash flow hedge accounting elections for our interest rate agreements, which reduced the complexity of accounting with regards to derivatives. Additionally, there was no deferred tax impact associated with the adoption since the net unrealized losses in accumulated other comprehensive loss that were reclassified to retained earnings were generated at the REIT, which distributes predominantly all of its taxable income.

The following table presents the resulting $1.5 billion cumulative effect transition adjustment of this one-time election and its effect on the consolidated total assets and total liabilities and stockholders’ equity (deficit) at January 1, 2008.

(In Millions)	December 31, 2007 Redwood Consolidated	Transition Adjustment	January 1, 2008 Redwood Consolidated
Real estate loans	$7,204	$(2)	$7,202
Real estate securities and other investments	2,201	—	2,201
Cash and cash equivalents	290	—	290
Total earning assets	9,695	(2)	9,693
Restricted cash	118	—	118
Deferred asset-backed issuance costs	40	(21)	19
Other assets	86	—	86
Total Assets	$9,939	$(23)	$9,916
Short-term debt	$8	$—	$8
Asset-backed securities issued – Sequoia	6,946	—	6,946
Asset-backed securities issued – Acacia	3,383	(1,491)	1,892
Long-term debt	150	—	150
Other liabilities	170	—	170
Total liabilities	10,657	(1,491)	9,166
Common stock and additional paid-in capital	1,108	—	1,108
Accumulated other comprehensive income (loss)	(574)	458	(116)
Retained earnings	(1,252)	1,010	(242)
Total stockholders’ (deficit) equity	(718)	1,468	750
Total Liabilities and Stockholders’ Equity	$9,939	$(23)	$9,916

As of December 31, 2009, the loans at Acacia had an aggregate fair value of $12 million and an unpaid principal balance of $23 million, the securities had an aggregate fair value of $270 million and an unpaid principal balance of $2.2 billion, and asset-backed securities issued at Acacia had an aggregate fair value of $298 million and an unpaid principal balance of $3.0 billion.

We elected the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008 and second quarter of 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes. During 2009, we elected the fair value option for $6 million of residential senior securities where we anticipated significant volatility related to the underlying cash flows of the securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments

We adopted the FASB guidance on fair value measurements on January 1, 2008. This guidance defines fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure of information about fair value measurements. Further, it provides that the “exit price” should be used to value an asset or liability, which is the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the measurement date. Additionally, relevant market data, to the extent available, and not internally generated or entity specific information should be used to determine fair value. The financial impact on Redwood from the adoption of this guidance was not significant since our valuation methodology used in prior periods did not need to be revised to comply with the new standard.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,724,791	$3,000,496	$4,644,735	$2,618,323
Real estate loans (held-for-sale)	2,374	2,374	2,624	2,624
Real estate loans (fair value)	12,089	12,089	11,977	11,977
Trading securities	277,274	277,274	339,654	339,654
Available-for-sale securities	810,471	810,471	232,470	232,470
Other investments	20,371	20,371	78,244	78,244
Cash and equivalents	242,818	242,818	126,480	126,480
Restricted cash	94,306	94,306	53,608	53,608
Accrued interest receivable	18,193	18,193	31,415	31,415
Derivative assets	12,372	12,372	3,071	3,071
REO (included in other assets)	17,421	17,421	19,264	19,264
Liabilities
Short-term debt	—	—	—	—
Accrued interest payable	5,968	5,968	29,417	29,417
Derivative liabilities	83,800	83,800	177,590	177,590
ABS Issued
ABS issued – Sequoia	3,644,933	2,909,032	4,508,127	2,967,763
ABS issued – Acacia	297,596	297,596	346,931	346,931
Total ABS issued	3,942,529	3,206,628	4,855,058	3,314,694
Long-term debt	140,000	68,600	150,000	41,628

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$12,089	$—	$—	$12,089
Trading securities	277,274	—	—	277,274
Available-for-sale securities	810,471	—	—	810,471
Other investments	20,371	—	20,371	—
Derivative assets	12,372	—	12,326	46
Liabilities
ABS issued – Acacia	297,596	—	—	297,596
Derivative liabilities	83,800	—	63,499	20,301

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$11,977	$—	$—	$11,977
Trading securities	339,654	—	—	339,654
Available-for-sale securities	232,470	—	—	232,470
Other investments	78,244	—	78,244	—
Derivative assets	3,071	—	2,829	242
Liabilities
ABS issued – Acacia	346,931	—	—	346,931
Derivative liabilities	177,590	—	99,698	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Year Ended December 31, 2009 (In Thousands)	Beginning Balance 12/31/2008	Principal Paydowns	Net Income (Loss)	Other Comprehensive Income (Loss)		Ending Balance 12/31/2009
Assets
Real estate loans	$11,977	$(3,499)	$3,611	$—	$—	$12,089
Trading securities	339,654	(89,174)	22,176	—	4,618	277,274
Available-for-sale securities	232,470	(138,016)	(52,886)	179,376	589,527	810,471
Derivative assets	242	—	189	—	(385)	46
Liabilities
ABS issued – Acacia	346,931	(118,438)	56,238	—	12,865	297,596
Derivative liabilities	77,892	—	(1,236)	—	(56,355)	20,301

			Gains (Losses) Included in		Purchases, Sales, Other Settlements and Issuances, Net
Year Ended December 31, 2008 (In Thousands)	Beginning Balance 1/1/2008	Principal Paydowns	Net Income (Loss)	Other Comprehensive Income (Loss)		Ending Balance 12/31/2008
Assets
Real estate loans	$25,426	$(464)	$(11,136)	$(1,849)	$—	$11,977
Trading securities	1,804,511	(164,575)	(1,296,262)	—	(4,020)	339,654
Available-for-sale securities	317,090	(73,411)	(357,322)	45,416	300,697	232,470
Other investments	79,125	(881)	—	—	—	78,244
Derivative assets	114	—	227	—	(99)	242
Liabilities
ABS issued – Acacia	1,893,441	(242,370)	(1,304,437)	—	297	346,931
Derivative liabilities	57,397	—	21,739	—	(1,244)	77,892

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at December 31, 2009 and 2008. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the year ended December 31, 2009 and 2008 are not included in this presentation.

Portion of Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2009 and 2008 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Year Ended December 31,
(In Thousands)	2009	2008
Assets
Real estate loans	$3,611	$(11,171)
Trading securities	24,950	(1,292,289)
Available-for-sale securities	(41,141)	(374,310)
Derivative assets	189	227
Liabilities
ABS issued – Acacia	(56,238)	1,304,040
Derivative liabilities	632	(18,534)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2009

		Fair Value Measurements Using			Gain (Loss)
December 31, 2009 (In Thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Year Ended December 31, 2009
Assets
Real estate loans (held-for-sale)	$2,374	$—	$—	$2,374	$19
REO	17,421	—	—	17,421	(2,036)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2008

December 31, 2008 (In Thousands)	Carrying Value	Fair Value Measurements Using			Loss
		Level 1	Level 2	Level 3	Year Ended December 31, 2008
Assets
Real estate loans (held-for-sale)	$2,624	$—	$—	$2,624	$(1,374)
REO	19,264	—	—	19,264	(7,019)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008.

Market Valuation Adjustments, Net

	Year Ended December 31,
(In Thousands)	2009	2008
Assets
Real estate loans (fair value)	$3,611	$(11,171)
Real estate loans (held-for-sale)	(2,017)	(8,393)
Trading securities	22,176	(1,295,001)
Impairments on AFS securities	(73,758)	(372,993)
Liabilities
ABS issued – Acacia	(56,238)	1,307,297
Derivative instruments, net	18,598	(112,641)
Market Valuation Adjustments, Net	$(87,628)	$(492,902)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For December 31, 2009, we received dealer marks on 83% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 3% lower (i.e., more conservative) than the aggregate dealer marks.
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 5. Fair Value of Financial Instruments  – (continued)

•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For December 31, 2009, we received dealer marks on 93% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 9% higher (i.e., more conservative) than the aggregate dealer marks.

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

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at December 31, 2009 and 2008.

(In Thousands)	December 31,
	2009	2008
Residential real estate loans (held-for-sale)	$2,374	$2,624
Residential real estate loans (held-for-investment)	3,724,546	4,644,486
Commercial real estate loans (fair value)	12,089	11,977
Commercial real estate loans (held-for-investment)	245	249
Total Real Estate Loans	$3,739,254	$4,659,336

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned with equity. At December 31, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2008, there were 15 residential loans held-for-sale with $5 million in outstanding principal value and a lower of cost or fair value of $3 million.

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at Sequoia securitization entities that we consolidate for financial reporting purposes. The following table provides additional information on residential real estate loans held-for-investment at December 31, 2009 and 2008.

	December 31,
(In Thousands)	2009	2008
Principal value	$3,728,738	$4,612,564
Unamortized premium, net	50,028	67,635
Allowance for loan losses	(54,220)	(35,713)
Carrying Value	$3,724,546	$4,644,486

Of the $3.7 billion of principal face and $50 million of unamortized premium on these loans at December 31, 2009, $1.8 billion of principal face and $33 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the year ended December 31, 2009, 10% of these

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

residential loans prepaid and we amortized 32% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $1.9 billion and the unamortized premium was $17 million at December 31, 2009. During the year ended December 31, 2009, 26% of these residential loans prepaid and we amortized 12% of the premium. Of the $4.6 billion of principal face and $68 million of unamortized premium on these loans at December 31, 2008, $2.0 billion of principal face and $48 million of unamortized premium relates to residential loans acquired prior to July 1, 2004, and $2.6 billion of principal face and $20 million of unamortized premium relates to residential loans acquired after July 1, 2004. Of the $3.7 billion and $4.6 billion of outstanding principal balances of Sequoia loans at December 31, 2009 and 2008, $61 million (or 1.6%) and $62 million (or 1.4%), respectively, were prime second-lien loans. The remaining outstanding principal balances were prime first-lien loans.

Sales of Sequoia Interests and Resulting Deconsolidation

During the second quarter of 2009, we sold variable interests in certain Sequoia securitizations issued during 2006 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $439 million of real estate loans and other assets and $458 million of ABS issued and other liabilities, for a net realized gain of $19 million, which was recorded to realized gains, net on our consolidated statement of income (loss) as of December 31, 2008. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2009.

During the fourth quarter of 2008, we sold variable interests in certain Sequoia securitizations issued during 2007 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $1.3 billion of real estate loans and other assets and $1.3 billion of ABS issued and other liabilities, for a net realized gain of $12 million. As a result of these transactions, we were required to recognize certain ABS issued by Sequoia and owned by Acacia entities. These ABS issued had been previously eliminated upon consolidation for financial reporting purposes. We recognized a $7 million negative market valuation adjustment related to these Sequoia ABS issued in accordance with our election to elect the fair value option for all assets at Acacia. We also recognized less than $1 million of other offsetting positive adjustments. The net effect of all transactions associated with this deconsolidation was a $5 million increase in realized gains, net, which was recorded to our consolidated statement of income (loss) as of December 31, 2008.

Residential Real Estate Loan Characteristics

As of December 31, 2009 and 2008, our held-for-investment residential loans were originated in the following years.

	December 31,
(In Thousands)	2009	2008
Outstanding Principal by Origination
2004 & Earlier	$3,298,244	$3,666,255
2005	141,001	163,253
2006	204,683	687,828
2007	84,810	95,228
2008	—	—
Total Principal of Held-for-Investment Loans	$3,728,738	4,612,564

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

As of December 31, 2009 and 2008, our residential loans were located in the following areas in the United States.

	December 31,
Geographic Concentration (by Principal):	2009	2008
Florida	14%	13%
Southern California	11%	12%
Northern California	8%	9%
New York	7%	6%
Georgia	5%	5%
Texas	5%	5%
New Jersey	5%	4%
Ohio	4%	4%
Colorado	4%	4%
North Carolina	3%	3%
Virginia	3%	3%
Other states (none greater than 3%)	31%	32%
Total	100%	100%

The following table displays the product characteristics of both residential loans held-for-sale and held-for-investment as of December 31, 2009 and 2008.

December 31, 2009 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
ARM loans:	$0 to $250	7,964	0.38% to 5.88%	11/2012 – 11/2035	$956,948	$26,877
	$251 to $500	2,928	0.00% to 5.58%	02/2013 – 05/2036	1,036,822	46,808
	$501 to $750	914	0.00% to 4.88%	08/2013 – 12/2035	556,762	22,704
	$751 to $1,000	486	0.00% to 3.88%	12/2013 – 12/2035	434,359	15,923
	over $1,000	365	0.00% to 3.38%	09/2013 – 05/2036	580,150	17,326
		12,657			3,565,041	129,638
Hybrid ARM loans:	$0 to $250	16	4.00% to 6.50%	01/2035 – 04/2046	2,762	162
	$251 to $500	84	2.38% to 6.88%	07/2033 – 07/2047	33,769	4,717
	$501 to $750	103	1.63% to 6.88%	07/2033 – 07/2047	63,267	7,532
	$751 to $1,000	57	2.80% to 6.75%	07/2033 – 06/2047	49,821	3,273
	over $1,000	13	2.83% to 6.00%	08/2033 – 08/2037	18,513	4,042
		273			168,132	19,726
Total		12,930			$3,733,173	$149,364

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

Commercial Real Estate Loans

Commercial real estate loans at fair value are owned at Acacia entities that we consolidate for financial reporting purposes. On January 1, 2008, we elected the fair value option for loans at Acacia and record them at their estimated fair values. Prior to 2008, these loans were classified as held-for-investment. At December 31, 2009, there were four commercial loans at fair value with an outstanding principal value of $23 million and a fair value of $12 million, and one of which has been delinquent since May 2009. In the fourth quarter of 2009, a commercial loan liquidated. At December 31, 2008, there were five commercial loans at fair value, with an outstanding principal of $27 million and a fair value of $12 million, and none of which were delinquent.

At December 31, 2009 and 2008, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million, and an allowance of $2 million. During the first quarter of 2007, we fully reserved for an anticipated loss on a $10 million mezzanine commercial loan, which was originated to finance a condominium-conversion project. We do not expect to recover any outstanding principal upon completion and sale of the condominium units, and thus maintained the allowance as of December 31, 2009 and 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans Characteristics

The following table displays the product characteristics of commercial loans held at fair value and held-for-investment as of December 31, 2009 and 2008.

December 31, 2009 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
Fixed-rate loans:	$0 to $5,000	3	4.55% – 5.86%	4/2014 – 11/2014	$8,781	$4,414
	$5,001 to $10,000	2	5.14% – 5.85%	1/2010 – 9/2014	14,726	—
	$10,001 to $11,000	1	4.51%	9/2009	10,168	—
Total		6			$33,675	$4,414

December 31, 2008 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent Loans
Fixed-rate loans:	$0 to $5,000	4	4.55% – 6.10%	12/2009 – 12/2014	$12,177	$—
	$5,001 to $10,000	2	5.14% – 5.85%	1/2010 – 12/2014	14,837	—
	$10,001 to $11,000	1	4.51%	09/2009	10,626	—
Total		7			$37,640	$—

As of December 31, 2009 and 2008, our commercial real estate loans were located in the following areas in the United States.

	December 31,
Geographic Concentration (by Principal):	2009	2008
California	32%	29%
Illinois	29%	26%
Arizona	26%	24%
Connecticut	13%	12%
Ohio	—	9%
Total	100%	100%

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At December 31, 2009 and 2008, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for credit losses on residential loans for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
(In Thousands)	2009	2008	2007
Balance at Beginning of Period	$35,713	$18,282	$20,119
Charge-offs, net	(16,271)	(15,401)	(14,645)
Provision for loan losses	49,573	55,111	12,808
Deconsolidation adjustment	(14,795)	(22,279)	—
Balance at End of Period	$54,220	$35,713	$18,282

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 7. Allowance for Loan Losses  – (continued)

During the second quarter of 2009, we sold our interests in certain Sequoia entities and derecognized the loans owned by those entities from our consolidated balance sheets (See Note 6). This resulted in the derecognition of $439 million of loans and other assets and $15 million of associated allowances for loan losses. During the fourth quarter of 2008, we sold our interests in certain Sequoia entities and derecognized the loans owned by those entities from our consolidated balance sheets. This resulted in the derecognition of $1.3 billion of loans held-for-investment and $22 million of associated allowances for loan losses.

Serious delinquencies on consolidated Sequoia loans were $148 million and $120 million as of December 31, 2009 and 2008, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 3.98% and 2.61% at December 31, 2009 and 2008, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During 2009, there were $16 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $58 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets.

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of December 31, 2009 and 2008.

December 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$770,916	$32,884	$201,367	$1,005,167
Commercial	9,200	—	54,206	63,406
CDO	1,247	4,067	13,858	19,172
Total Real Estate Securities	$781,363	$36,951	$269,431	$1,087,745

December 31, 2008 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$144,885	$36,172	$244,523	$425,580
Commercial	42,490	—	67,889	110,379
CDO	3,610	11,318	21,237	36,165
Total Real Estate Securities	$190,985	$47,490	$333,649	$572,124

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

The following table presents our securities by trading and AFS, collateral type, and entity as of December 31, 2009 and 2008.

December 31, 2009 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,826	$4,826	$329,208	$—	$329,208
Residential non-prime	6,084	100,397	106,481	308,868	26,735	335,603
Commercial	—	9,508	9,508	—	—	—
Total Senior Securities	6,084	114,731	120,815	638,076	26,735	664,811
Re-REMIC Securities	—	—	—	105,951	—	105,951
Subordinate Securities
Residential prime	319	27,380	27,699	19,191	—	19,191
Residential non-prime	218	68,764	68,982	1,077	6,149	7,226
Commercial	—	44,698	44,698	9,200	—	9,200
CDO	1,222	13,858	15,080	25	4,067	4,092
Total Subordinate Securities	1,759	154,700	156,459	29,493	10,216	39,709
Total Real Estate Securities	$7,843	$269,431	$277,274	$773,520	$36,951	$810,471

	Trading			AFS
December 31, 2008 (In Thousands)	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$60	$11,934	$11,994	$50,904	$—	$50,904
Residential non-prime	905	90,638	91,543	41,915	26,531	68,446
Commercial	—	7,540	7,540	—	—	—
Total Senior Securities	965	110,112	111,077	92,819	26,531	119,350
Subordinate Securities
Residential prime	1,141	44,983	46,124	42,646	—	42,646
Residential non-prime	314	96,968	97,282	7,000	9,641	16,641
Commercial	—	60,349	60,349	42,490	—	42,490
CDO	3,585	21,237	24,822	25	11,318	11,343
Total Subordinate Securities	5,040	223,537	228,577	92,161	20,959	113,120
Total Real Estate Securities	$6,005	$333,649	$339,654	$184,980	$47,490	$232,470

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities that we currently own were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities (generally rated AA and lower) at issuance are all interests below senior and re-REMIC interests. At December 31, 2009 all of our real estate securities had contractual maturities over ten years, except for less than $1 million of residential securities that had contractual maturities greater than 5 years but less than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

AFS Securities

We generally purchase AFS securities at a discount. To the extent we purchase an AFS security that has a likelihood of incurring credit loss, we generally will not amortize into income a significant portion of the purchase discount that we are entitled to earn as we do not expect to collect it due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of principal face that we do not expect to receive and will not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

The following table presents the components of carrying value (which equals fair value) of AFS securities as of December 31, 2009 and 2008.

December 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,581,692	$158,997	$89,371	$1,830,060
Credit reserve	(469,273)	(146,018)	(87,017)	(702,308)
Net unamortized (discount) premium	(401,808)	(5,130)	8,941	(397,997)
Amortized cost	710,611	7,849	11,295	729,755
Gross unrealized gains	130,914	1,422	25	132,361
Gross unrealized losses	(44,346)	(71)	(7,228)	(51,645)
Carrying Value	$797,179	$9,200	$4,092	$810,471

December 31, 2008 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,146,071	$514,169	$92,522	$1,752,762
Credit reserve	(731,468)	(497,047)	(59,828)	(1,288,343)
Net unamortized (discount) premium	(211,262)	35,069	(18,056)	(194,249)
Amortized cost	203,341	52,191	14,638	270,170
Gross unrealized gains	7,989	2,308	19	10,316
Gross unrealized losses	(32,693)	(12,009)	(3,314)	(48,016)
Carrying Value	$178,637	$42,490	$11,343	$232,470

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

The following table presents the changes for the years ended December 31, 2009 and 2008, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
Year Ended December 31, 2009 (In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056
Cumulative adjustment – accounting change	—	(59,949)	—	—	—	(1,011)
Amortization of net discount	—	(31,387)	—	6,650	—	(1,052)
Realized credit losses	(453,151)	—	(38,708)	—	(3,000)	—
Acquisitions	107,609	488,862	—	—	—	—
Sales, calls, other	(32,524)	(126,850)	(316,464)	4,778	152	—
Impairments	35,741	—	32,914	—	5,103	—
Transfers to (release of) credit reserves	80,130	(80,130)	(28,771)	28,771	24,934	(24,934)
Ending Balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)

	Residential		Commercial		CDO
Year Ended December 31, 2008 (In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2007	$723,489	$886,118	$318,456	$98,509	$100,617	$156,305
Cumulative adjustment – accounting change	(213,356)	(794,395)	—	(80,642)	(78,762)	(122,384)
Beginning balance – January 1, 2008	510,133	91,723	318,456	17,867	21,855	33,921
Amortization of net discount	—	(34,784)	—	12,392	—	(1,389)
Realized credit losses	(268,033)	(4,230)	(8,986)	—	(9,150)	—
Acquisitions	260,850	136,722	—	—	15,000	19,538
Sales, calls, other	358	7,733	—	—	88	(10,463)
Impairments	242,258	—	122,249	—	8,484	—
Transfers to (release of) credit reserves	(14,098)	14,098	65,328	(65,328)	23,551	(23,551)
Ending Balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056

The loans underlying our residential subordinate securities totaled $70 billion at December 31, 2009, consisting of $65 billion prime and $5 billion non-prime loans. These loans are located nationwide with a large concentration in California (47%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2009 were 6.64% of current principal balances. For loans in prime pools, serious delinquencies were 5.09% of current balances. For loans in non-prime pools, serious delinquencies were 28.49% of current balances. The loans underlying our commercial subordinate securities totaled $27 billion at December 31, 2009, and consist primarily of office (37%), retail (33%), and multifamily (13%) commercial loans. These loans are located nationwide. Serious delinquencies (60+ days and in foreclosure or REO) at December 31, 2009 were 3.20% of current principal balances.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of December 31, 2009 and 2008.

AFS Securities with Unrealized Losses

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2009 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$73,075	$(30,520)	$42,555	$42,368	$(13,826)	$28,542
Commercial	2,719	(71)	2,648	—	—	—
CDO	4,091	(2,136)	1,955	7,204	(5,092)	2,112
Total Securities	$79,885	$(32,727)	$47,158	$49,572	$(18,918)	$30,654

At December 31, 2009, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 554 AFS securities, of which 220 were in an unrealized loss position, of which 72 were in an unrealized loss position for twelve consecutive months or longer.

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

Of the total unrealized losses at December 31, 2009 and 2008, $14 million and $16 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of December 31, 2009.

Significant Valuation Assumptions

Range for Securities
December 31, 2009	Prime	Non-prime	Commercial
Prepayment rates	2 – 15%	1 – 12%	N/A
Loss severity(1)	15 – 60%	23 – 61%	40 – 50%
Projected losses(1)	0 – 19%	1 – 53%	3 – 19%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 8. Real Estate Securities  – (continued)

During the year ended December 31, 2009, we determined that $97 million of OTTI existed, of which $74 million was recognized in our consolidated statement of income (loss). We determined that $56 million of this $74 million related to (i) securities that we either had the intent to sell; (ii) securities with only credit-related OTTI and no corresponding non-credit component; or, (iii) securities that were impaired prior to the one-time cumulative accounting change adjustment. The remaining $18 million was the aggregate credit component of OTTI for securities that also had an aggregate non-credit component of $23 million that was not recognized in our consolidated statements of income (loss).

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities still held at December 31, 2009.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Year Ended December 31, 2009
Balance at beginning of period	$—
Cumulative adjustment for accounting change	164,666
Current period activity:
Additions related to AFS securities that were not previously impaired	1,761
Additions related to AFS securities that were previously impaired	16,358
Reductions for securities sold	(872)
Balance at End of Period	$181,913

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains on sales and calls of AFS securities for the year ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
(In Thousands)	2009	2008	2007
Gross realized gains – sales	$39,154	$1,948	$3,486
Gross realized gains – calls	—	42	5,311
Gross realized losses – sales	(1,402)	(47)	(9,633)
Gross realized losses – calls	—	(93)	—
Total Realized Gains on Sales and Calls	$37,752	$1,850	$(836)

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS references residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated. The fair value of the GIC was $20 million as of December 31, 2009, which is equal to its carrying value. The GIC has been drawn down by $60 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

Note 10. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments. Redwood and the consolidated Acacia

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 10. Derivative Financial Instruments  – (continued)

entities hold derivative positions at December 31, 2009. Acacia’s derivative financial instruments are owned by Acacia securitization entities and are not the obligations of Redwood.

The following table shows the aggregate fair value and notional amount by entity of our derivative financial instruments as of December 31, 2009 and 2008.

	Redwood		Acacia		Total
December 31, 2009 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate swaps	$—	$—	$738	$73,563	$738	$73,563
Interest rate caps purchased	—	—	11,634	711,800	11,634	711,800
Total Assets	—	—	12,372	785,363	12,372	785,363
Liabilities
Interest rate swaps	(1,597)	14,100	(61,902)	784,856	(63,499)	798,956
Credit default swaps	—	—	(20,301)	20,301	(20,301)	20,301
Total Liabilities	(1,597)	14,100	(82,203)	805,157	(83,800)	819,257
Total Derivative Financial Instruments	$(1,597)	$14,100	$(69,831)	$1,590,520	$(71,428)	$1,604,620

	Redwood		Acacia		Total
December 31, 2008 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate swaps	$—	$—	$1,389	$105,188	$1,389	$105,188
Interest rate caps purchased	—	—	1,682	714,400	1,682	714,400
Total Assets	—	—	3,071	819,588	3,071	819,588
Liabilities
Interest rate caps sold	(1,084)	250,000	—	—	(1,084)	250,000
Interest rate swaps	(2,946)	14,100	(95,668)	894,493	(98,614)	908,593
Credit default swaps	—	—	(77,892)	78,206	(77,892)	78,206
Total Liabilities	(4,030)	264,100	(173,560)	972,699	(177,590)	1,236,799
Total Derivative Financial Instruments	$(4,030)	$264,100	$(170,489)	$1,792,287	$(174,519)	$2,056,387

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments. Changes in the fair value of the interest rate agreements and all associated income and expenses are reported in our consolidated statements of income (loss) as a component of market valuation adjustments, net. We had net valuation adjustments on interest rate agreements of positive $19 million and negative $113 million for the years ended December 31, 2009 and 2008, respectively.

We did not have any interest rate agreements designated as cash flow hedges during the year ended December 31, 2009. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $22 million at December 31, 2009, and negative $27 million at December 31, 2008. We reclassified $4 million and $6 million of unrealized losses on derivatives previously designated as cash flow hedges to interest expense for the years ended December 31, 2009 and 2008, respectively.

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

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal, or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty (which it does so by drawing down on the GIC it owns). During the year ended December 31, 2009, the reference securities underlying our CDS experienced principal losses resulting in a $58 million obligation. During the year ended December 31, 2009, the fair value of these CDS increased $1 million. During the year ended December 31, 2008, the fair value of these CDS decreased $22 million.

The following table presents the fair value of our CDS along with certain risk characteristics as of December 31, 2009 and 2008. All of these CDS have expiration dates of greater than 15 years.

	December 31, 2009		December 31, 2008
(In Thousands)	Fair Value	Maximum Payout/ Notional Amount	Fair Value	Maximum Payout/ Notional Amount
Credit rating of referenced securities
BB/B	$—	$—	$(9,943)	$9,967
CCC/CC/C	(20,301)	20,301	(67,949)	68,239
Total	$(20,301)	$20,301	$(77,892)	$78,206

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

As of December 31, 2009, Redwood had outstanding derivative agreements with one bank counterparty and Acacia had outstanding derivative agreements with seven bank counterparties. As of December 31, 2009, both Redwood and Acacia were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 11. Other Assets

Other assets as of December 31, 2009 and 2008 are summarized in the following table.

Other Assets

	December 31,
(In Thousands)	2009	2008
REO	$17,421	$19,264
Fixed assets and leasehold improvements	3,630	5,103
Principal receivable	667	1,647
Income tax receivables	65	4,225
Prepaid expenses	2,180	9,119
Other	2,179	4,584
Total Other Assets	$26,142	$43,942

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at December 31, 2009, was $17 million, of which $29 million related to transfers into REO during 2009, offset by $24 million of REO liquidations, $3 million of negative market valuation adjustments, and $4 million of REO derecognized as a result of our deconsolidation of a Sequoia entity. The carrying value of REO as of December 31, 2008, was $19 million, of which $38 million related to transfers into REO during 2008, offset by $21 million of REO liquidations, $8 million of negative valuation changes, and $5 million of REO derecognized as a result of our deconsolidations of certain Sequoia entities.

At December 31, 2009, there were 79 REO properties recorded on our balance sheet, of which, 78 were owned at Sequoia and 1 was owned at Redwood. At December 31, 2008, there were 93 REO properties recorded on our balance sheet, of which, 90 were owned at Sequoia and 3 were owned at Redwood. Properties located in California, Ohio, Georgia, and Michigan accounted for 53% of our REO outstanding at December 31, 2009.

Note 12. Short-Term Debt

At December 31, 2009 and 2008, we had no short-term debt outstanding. There was no short-term debt through 2009. For the year ended December 31, 2008, the average balance of short-term debt was $9 million, with a weighted-average interest cost of 3.63%.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 13. Asset-Backed Securities Issued  – (continued)

The components of ABS issued by consolidated securitization entities we sponsor as of December 31, 2009 and 2008, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,627,952	$3,026,307	$6,654,259	$4,485,201	$3,134,699	$7,619,900
Interest-only certificates	19,190	—	19,190	23,532	—	23,532
Unamortized premium	2,371	—	2,371	4,003	—	4,003
Unamortized discount	(4,580)	—	(4,580)	(4,609)	—	(4,609)
Fair value adjustment, net	—	(2,728,711)	(2,728,711)	—	(2,787,768)	(2,787,768)
Total ABS Issued	$3,644,933	$297,596	$3,942,529	$4,508,127	$346,931	$4,855,058
Range of weighted average interest rates, by series	0.44% to 4.69%	0.70% to 1.13%		1.65% to 5.93%	2.44% to 5.23%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	36	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of December 31, 2009, all of the $3.9 billion reported value of ABS issued ($6.7 billion principal value) had contractual maturities of over five years.

Amortization of Sequoia deferred ABS issuance costs was $2 million and $6 million for the years ended December 31, 2009 and 2008, respectively.

On January 1, 2008, we elected to account for the ABS issued in Acacia at fair value under FAS 159. Prior to this election, Acacia ABS issued were carried at their unpaid principal balances, net of any unamortized discount or premium, and Acacia ABS deferred issuance costs were amortized as an adjustment to interest expense.

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2009 and 2008. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2009	December 31, 2008
Sequoia	$2,356	$7,326
Acacia	3,002	20,615
Total Accrued Interest Payable on ABS Issued	$5,358	$27,941

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 13. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of December 31, 2009 and 2008.

Collateral for Asset-Backed Securities Issued

	December 31, 2009			December 31, 2008
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,724,546	$12,090	$3,736,636	$4,644,486	$11,977	$4,656,463
Real estate securities	—	303,852	303,852	—	407,526	407,526
Other investments	—	20,371	20,371	—	78,244	78,244
Real estate owned (REO)	17,087	—	17,087	18,428	—	18,428
Restricted cash	310	89,057	89,367	283	48,298	48,581
Accrued interest receivable	6,931	4,731	11,662	17,884	7,484	25,368
Total Collateral for ABS Issued	$3,748,874	$430,101	$4,178,975	$4,681,081	$553,529	$5,234,610

Note 14. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities was 4.41% and 5.47%, for the years ended December 31, 2009 and 2008, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 4.41% and 5.47%, for the years ended December 31, 2009 and 2008, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million. The $6.6 million gain on extinguishment of debt was recorded in realized gains, net, on our consolidated statements of income (loss).

At December 31, 2009 and 2008, the accrued interest payable balance on long-term Redwood debt was less than $1 million and $2 million, respectively. There are no financial covenants associated with our long-term debt.

Note 15. Commitments and Contingencies

Lease Commitments

As of December 31, 2009, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $12 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $2 million for each of the years ended December 31, 2009 and 2008, and $1 million for the year ended December 31, 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 15. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of December 31, 2009.

Future Lease Commitments by Year

(In Thousands)	December 31, 2009
2010	$1,805
2011	1,831
2012	1,882
2013	1,439
2014	1,132
2015 and thereafter	4,120
Total	$12,209

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million and $4 million at December 31, 2009 and 2008, respectively.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in Superior Court for the State of Washington against us, our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc. The complaint relates in part to residential mortgage-backed securities (RMBS) with a coupon rate of LIBOR plus 0.22% that were issued in 2005 by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor and purchased at the time of issuance by the Federal Home Loan Bank of Seattle. The Federal Home Loan Bank of Seattle alleges that, at the time of issuance, we, Sequoia Residential Funding, and the underwriters of the Sequoia Mortgage Trust 2005-4 securitization made various misstatements and omissions about these RMBS in violation of Washington state law. The Federal Home Loan Bank of Seattle seeks, under Washington law, to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs.

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due.

We believe that this claim is without merit and we intend to defend the action vigorously. However, the outcome of this matter cannot be determined at this time, and the results cannot be predicted with certainty; there can be no assurance that this matter will not have a material adverse effect on our results of operations in any future period, and any loss and expense related to this litigation could have a material adverse impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 16. Equity

Earnings per Share

The following table provides the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2009, 2008, and 2007.

Basic and Diluted Earnings (Loss) per Common Share

	Year Ended December 31,
In Thousands, Except Share Data	2009	2008	2007
Net income (loss) attributable to Redwood	$39,195	$(444,386)	$(1,108,637)
Less: Net income allocated to participating securities	822	—	—
Net income (loss) allocated to common shareholders	$38,373	$(444,386)	$(1,108,637)
Basic weighted average common shares outstanding	68,458,009	33,022,622	27,928,234
Net effect of dilutive equity awards	532,882	—	—
Diluted weighted average common shares outstanding	68,990,891	33,022,622	27,928,234
Basic Earnings (Loss) Per Common Share:	$0.56	$(13.46)	$(39.70)
Diluted Earnings (Loss) Per Common Share:	$0.55	$(13.46)	$(39.70)

On January 1, 2009, we adopted new accounting guidance that impacts how we determine earnings per share under the “two-class method” prescribed by GAAP. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities. All outstanding unvested equity awards that have nonforfeitable rights to dividends or dividend equivalents are defined as participating securities. Under this method, earnings (both distributed and undistributed) is allocated to common shares and participating securities based upon their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

For the year ended December 31, 2009, there were 532,882 dilutive equity awards. For the years ended December 31, 2008 and 2007, there were no dilutive equity awards based on our reported net loss for these periods. For the years ended December 31, 2009, 2008, and 2007, the number of outstanding equity awards that were antidilutive totaled 353,423, 1,214,756, and 1,171,827, respectively. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2009, there were 273 shares acquired under the plan as part of an effort to repurchase fractional shares held by participants in our dividend reinvestment plan who held less than one share. During the year ended December 31, 2008, there were 341,656 shares acquired under the plan. As of December 31, 2009, there remained 4,658,071 shares available for repurchase under this plan.

Noncontrolling Interest

Of the total equity on our balance sheet at December 31, 2009, $17 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of December 31, 2009, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 16. Equity  – (continued)

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the components of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008.

	December 31,
(In Thousands)	2009	2008
Net unrealized gain (loss) on real estate securities	$80,716	$(37,702)
Less: Unrealized loss attributable to noncontrolling interest	(6,614)	(7,764)
Net unrealized gain (loss) on real estate securities recognized in equity	87,330	(29,938)
Net unrealized loss on interest rate agreements accounted for as cash flow hedges	(22,470)	(26,927)
Total Accumulated Other Comprehensive Income (Loss)	$64,860	$(56,865)

At December 31, 2009, the net unrealized gains on AFS securities was $81 million, a $119 million change from the net unrealized loss of $38 million at December 31, 2008. During 2009, $60 million of unrealized losses were recognized in accumulated other comprehensive income (loss) as a result of adopting recent accounting guidance on OTTI, $40 million of net unrealized loss was reclassified to earnings upon recognition of OTTI, and $139 million of fair value increases in securities were recognized in net unrealized gains. A portion of these net unrealized gains, $7 million at December 31, 2009 and $8 million at December 31, 2008, were on AFS securities owned by the Fund.

At December 31, 2009, interest rate agreements had an unrealized loss of $22 million, which will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 10), which will generally be $4 million per year.

Note 17. Equity Compensation Plans

At December 31, 2009, 2008, and 2007, 783,911, 1,005,937, and 493,646 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $17 million at December 31, 2009, as shown in the following table:

	Year Ended December 31, 2009
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$701	$14,714	$—	$15,415
Equity grants	—	343	7,130	177	7,650
Equity compensation cost	—	(165)	(5,763)	(177)	(6,105)
Unrecognized Compensation Cost at End of Period	$—	$879	$16,081	$—	$16,960

The weighted average vesting period remaining for all of our equity awards was two years at December 31, 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 17. Equity Compensation Plans  – (continued)

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2009, 2008, and 2007.

Stock Options Activity

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	647,873	$41.46	833,215	$37.60	1,072,622	$34.70
Granted	—	—	—	—	15,934	55.73
Exercised	(147,800)	11.74	(144,262)	15.20	(229,537)	23.50
Forfeited	—	—	(41,080)	55.29	(22,813)	56.96
Expired	—	—	—	—	(2,991)	29.25
Outstanding at End of Period	500,073	$50.25	647,873	$41.46	833,215	$37.60
Exercisable at End of Period	500,073	$50.25	645,197	$41.40	792,033	$36.61

As of December 31, 2009, all of the outstanding stock options were fully vested and, thus, there was no unrecognized compensation cost related to unvested stock options as of December 31, 2009. As of December 31, 2008, and 2007, there were unvested stock options of 2,676, and 41,182, respectively. There were no expenses related to stock options for the year ended December 31, 2009, and less than $1 million and $2 million for the years ended December 31, 2008, and 2007, respectively. The total intrinsic value of the options outstanding and exercisable was less than $1 million at both December 31, 2009 and 2008, and $7 million at December 31, 2007.

The total intrinsic value (fair value less exercise price) for options exercised was $0.5 million, $0.7 million, and $4 million for the years ended December 31, 2009, 2008, and 2007, respectively. The net cash proceeds received from the exercise of stock options were less than $1 million for each of the years ended December 31, 2009, 2008, and 2007.

The following table describes the weighted average assumptions used for calculating the value of options granted for the year ended December 31, 2007. The weighted average fair market value of options granted in 2007 was $4.30 per option. There were no stock options granted during 2009 and 2008.

Weighted Average Assumptions Used for Valuation of Options Under FAS 123R Granted During Period

2007
Stock price volatility	25.52%
Risk free rate of return (5 yr Treasury Rate)	4.58%
Average life	6 years
Dividend yield	10.00%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 17. Equity Compensation Plans  – (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2009.

Outstanding Stock Options as of December 31, 2009

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0 to $20	37,950	0.76	$16.60	37,950	$16.60
$20 to $30	17,480	2.42	25.68	17,480	25.68
$30 to $40	2,500	3.35	36.19	2,500	36.19
$40 to $50	48,871	2.69	43.36	48,871	43.36
$50 to $60	393,272	3.80	55.53	393,272	55.53
$ 0 to $60	500,073	3.41	$50.25	500,073	$50.25

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2009, 2008, and 2007, respectively.

Restricted Stock Outstanding

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	53,242	$25.78	17,646	$50.15	27,524	$49.57
Granted	33,610	14.58	56,252	23.61	—	—
Vested	(8,587)	39.50	(5,543)	49.52	(5,120)	47.33
Forfeited	(2,620)	36.64	(15,113)	37.45	(4,758)	49.86
Outstanding at End of Period	75,645	$18.87	53,242	$25.78	17,646	$50.15

We generally grant restricted stock as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008, and the 2009 and 2008 grants were awarded in the fourth quarters of 2009 and 2008. Restrictions on shares of restricted stock outstanding lapse through 2014.

For each of the years ended December 31, 2009, 2008, and 2007, the expenses related to restricted stock were less than $1 million. As of December 31, 2009, there was less than $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 17. Equity Compensation Plans  – (continued)

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2009, 2008, and 2007.

Deferred Stock Units Activity

	Year Ended December 31,
	2009			2008			2007
(In Thousands, Except Unit Amounts)	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value	Units	Fair Market Value	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	1,730,531	$25,802	$30.33	709,848	$24,305	$48.69	737,740	$42,848	$48.91
Granted	550,599	8,138	14.78	1,100,954	21,846	19.84	45,000	2,047	45.50
Distributions	(522,147)	(22,717)	43.51	(64,820)	(3,213)	49.57	(50,499)	(2,368)	46.90
Change in valuation	—	14,917	—	—	(16,437)	—	—	(17,022)	—
Forfeitures	(50,657)	(1,438)	28.38	(15,451)	(699)	45.24	(22,393)	(1,200)	53.60
Balance at End of Period	1,708,326	$24,702	$21.40	1,730,531	$25,802	$30.33	709,848	$24,305	$48.69

We generally grant DSUs annually as part of compensation in the fourth quarter. However, the 2007 annual grants were awarded in the first quarter of 2008, and the 2009 and 2008 annual grants were awarded in the fourth quarters of 2009 and 2008, respectively. Vesting on DSUs lapse through 2014.

As of December 31, 2009, 2008, and 2007, the number of outstanding DSUs that were unvested was 1,413,896, 1,207,705, and 408,442, respectively. The weighted-average grant-date fair value of these unvested DSUs was $17.78, $23.82, and $50.76, as of December 31, 2009, 2008, and 2007, respectively.

Expenses related to DSUs were $6 million, $11 million, and $12 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there was $16 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted-average period of two years. As of December 31, 2009, 2008, and 2007, the number of outstanding DSUs that had vested was 294,430, 522,826, and 301,406, respectively.

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

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2009, 2008, and 2007, 92,479, 67,306, and 48,302 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 17. Equity Compensation Plans  – (continued)

The following table summarizes the activity related to the ESPP for the years ended December 31, 2009, 2008, and 2007.

Employee Stock Purchase Plan Activity

	Year December 31,
(In Thousands)	2009	2008	2007
Balance at beginning of period	$22	$—	$3
Employee purchases	293	401	465
Cost of common stock issued	(312)	(379)	(468)
Balance at End of Period	$3	$22	$—

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2009, 2008, and 2007.

EDCP Cash Accounts Activity

	Year December 31,
(In Thousands)	2009	2008	2007
Balance at beginning of period	$7,607	$9,071	$9,693
New deferrals	406	2,582	1,951
Accrued interest	35	460	984
Withdrawals	(7,273)	(4,506)	(3,557)
Balance at End of Period	$775	$7,607	$9,071

Deferrals were made to the cash accounts of the EDCP of less than $1 million, $3 million, and $2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 18. Operating Expenses

Components of our operating expenses for the years ended December 31, 2009, 2008, and 2007 are presented in the following table.

Operating Expenses

	Year Ended December 31,
(In Thousands)	2009	2008	2007
Fixed compensation expense	$14,526	$18,228	$17,779
Variable compensation expense	7,470	2,385	1,787
Equity compensation expense	6,105	12,264	12,249
Severance expense	486	1,814	3,720
Total compensation expense	28,587	34,691	35,535
Systems	7,012	9,005	9,588
Office costs	7,047	7,028	5,134
Accounting and legal	2,904	8,013	3,610
Other operating expenses	1,445	2,169	4,688
Total Operating Expenses	$46,995	$60,906	$58,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 19. Taxes

We recognized a benefit from income taxes of $4 million and $3 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the benefit resulted from the application of net operating losses carried back to prior years as a result of a new tax rule issued in the fourth quarter of 2009.

We had previously elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. Based on this practice, for the year ended December 31, 2007, we recognized a provision for income taxes of $5 million. During the third quarter of 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. As a result of this change, we recognized a net tax provision reversal of $8 million related to our 2007 provision for income taxes for the year ended December 31, 2008.

The following table summarizes the tax (benefit) provision for the years ended December 31, 2009, 2008, and 2007.

(Benefit from) Provision for Income Taxes

	Year Ended December 31,
(In Thousands)	2009	2008	2007
Current tax (benefit) provision
Federal	$(3,081)	$(6,608)	$6,421
State	15	(1,869)	2,168
Total current tax (benefit) provision	$(3,066)	$(8,477)	$8,589
Deferred tax (benefit) provision
Taxable subsidiaries	$(1,202)	$5,267	$(3,397)
Total deferred tax (benefit) provision	(1,202)	5,267	(3,397)
Total (Benefit from) Provision for Income Taxes	$(4,268)	$(3,210)	$5,192

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2009, 2008, and 2007.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	34.0%	34.0%	35.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.0%
Differences in taxable (loss) income from GAAP income (loss)	(53.4)%	(43.3)%	(48.0)%
2007 net tax provision reversal	—	0.7	—
Dividends paid deduction	—	2.1%	5.5%
Effective Tax Rate	(12.2)%	0.7%	(0.5)%

As of December 31, 2009 and 2008, we had net deferred tax assets as presented in the table below. Realization of the deferred tax asset is dependent on many factors including generating sufficient taxable income prior to the expirations of net operating loss (NOL) carry forwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carry forwards. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. Our estimate of the amount of the deferred tax asset considered realizable (the deferred tax asset net of the valuation allowance), however, could change as actual or revised estimates of future taxable income during the carry forward periods change from current expectations. Our deferred tax asset valuation allowance increased during

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 19. Taxes  – (continued)

2009 due to the uncertainty of generating sufficient capital gains or taxable income in future periods sufficient to exhaust the additional deferred assets generated in 2009.

Deferred Tax Assets

	December 31,
(In Thousands)	2009	2008
Net operating loss carry forward and basis differences – state	$13,184	$4,156
Net capital loss carry forward – state	14,478	4,429
Net operating loss carry back – federal	4,714	—
Capital loss carry forward - federal	9,110	7,116
Real estate assets	5,907	5,680
Interest rate agreements	673	1,385
Other	326	304
Total net deferred tax assets	48,392	23,070
Valuation allowance	(43,582)	(19,462)
Total benefited deferred tax assets through tax provision	4,810	3,608
Tax effect of unrealized losses	87	8
Valuation allowance	(87)	(8)
Total Deferred Tax Assets	$4,810	$3,608

Until we generate taxable income in excess of our estimated NOL carry forward at the REIT ($70 million as of December 31, 2009), our dividend distribution requirements will remain at zero.

For state tax purposes, we have a $13.2 million deferred tax asset attributable to net operating losses, real estate asset basis differences, and liability differences. For state tax purposes, unlike federal tax purposes, we include the Acacia entities in our unitary state tax return. As a result of this different state and federal tax accounting treatment, our net operating losses, real estate asset basis differences, and liability differences are significantly larger for state purposes. Specifically for our unitary state tax return, we had an estimated NOL of $963 million at December 31, 2009, of which $2 million expires in 2010, and $961 million expires in 2020. In addition, for state tax purposes, our mortgage basis differences were $1.9 billion and this difference, combined with our state NOL, was offset by tax liabilities in excess of GAAP liabilities of $2.7 billion at December 31, 2009. The net deferred tax asset associated with these differences (using a 7.15% effective state tax rate) is $13.2 million at December 31, 2009.

We assessed our tax positions for all open tax years (Federal, years 2006 to 2008, and State, years 2005 to 2008) and as of December 31, 2009 and 2008, and concluded that we have no material unrecognized tax liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 20. Quarterly Financial Data — Unaudited

	Three Months Ended
(In Thousands, Except Per Share Data)	December 31,	September 30,	June 30,	March 31,
2009
Operating results:
Interest income	$61,796	$70,382	$74,261	$81,438
Interest expense	$(20,573)	$(24,837)	$(38,951)	$(47,642)
Net interest income	$41,223	$45,545	$35,310	$33,796
Net income (loss)	$40,289	$27,128	$6,723	$(34,944)
Per share data:
Net income (loss) – basic	$0.51	$0.34	$0.10	$(0.65)
Net income (loss) – diluted	$0.51	$0.34	$0.10	$(0.65)
Regular dividends declared per common share	$0.25	$0.25	$0.25	$0.25
2008
Operating results:
Interest income	$123,288	$131,192	$137,001	$176,064
Interest expense	$(99,708)	$(92,155)	$(97,506)	$(127,300)
Net interest income	$23,580	$39,037	$39,495	$48,764
Net loss	$(115,586)	$(111,304)	$(45,909)	$(171,587)
Per share data:
Net loss – basic	$(3.46)	$(3.34)	$(1.40)	$(5.28)
Net loss – diluted	$(3.46)	$(3.34)	$(1.40)	$(5.28)
Regular dividends declared per common share	$0.75	$0.75	$0.75	$0.75