Form 10-K/A
period 2009-12-31
REDWOOD TRUST INC
filed 2010-02-26
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Redwood Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 25, 2010 (the “2009 Annual Report”), is being filed solely for the purpose of correcting the following typographical errors therein that occurred when the document was typeset by our filing agent:

•	On page F-5, the column that was captioned “December 31, 2007” has been corrected to be captioned “December 31, 2008”. All of the dollar amounts in that column are unchanged, as they were in fact the dollar amounts at December 31, 2008.
•	On page F-5, the column that was captioned “December 31, 2008” has been corrected to be captioned “December 31, 2009”. All of the dollar amounts in that column are unchanged, as they were in fact the dollar amounts at December 31, 2009.
•	On page F-6, the column that was captioned “2006” has been corrected to be captioned “2007”. All of the dollar amounts in that column are unchanged, as they were in fact the dollar amounts for the year ended December 31, 2007.
•	On page F-6, the column that was captioned “2007” has been corrected to be captioned “2008”. All of the dollar amounts in that column are unchanged, as they were in fact the dollar amounts for the year ended December 31, 2008.
•	On page F-6, the column that was captioned “2008” has been corrected to be captioned “2009”. All of the dollar amounts in that column are unchanged, as they were in fact the dollar amounts for the year ended December 31, 2009.
•	The header on pages F-24 through F-55 has been corrected to refer to “December 31, 2009” in place of “December 31, 2008”.

This Amendment No.1 represents the refiling of the entire 2009 Annual Report after correction of the above-indicated typographical errors and does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of the 2009 Annual Report.

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

Exhibit Number	Exhibit
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)
4.6	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
9.3	Third Amended and Restated Voting Agreement dated as of March 20, 2008 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 14, 2009)
9.4	Amendment to Third Amended and Restated Voting Agreement dated as of January 21, 2009 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 27, 2009)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, amended through May 22, 2008 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 22, 2008)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

Exhibit Number	Exhibit
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)
10.7*	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.8*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)
10.9	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement No. 2 filed on July 2, 2008)
10.10	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Proxy Statement filed on April 3, 2009)
10.11*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)
10.12	Office Building Lease, dated February, 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.13	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.14	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.15*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 5, 2009)
10.16*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.17*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.18*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.19*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
14	Code of Business Conduct and Ethics, as amended in November 2008 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 14, filed on February 26, 2009)
21	List of Subsidiaries (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 21, filed on February 25, 2010)
23	Consent of Grant Thornton LLP (filed herewith)

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDWOOD TRUST, INC.

By:	/s/ Christopher J. Abate

Name: Christopher J. Abate
Title: Controller

Date: February 26, 2010

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

/s/ GRANT THORNTON LLP

San Francisco, CA
February 25, 2010

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2009	December 31, 2008
ASSETS
Real estate loans	$3,739,254	$4,659,336
Real estate securities, at fair value:
Trading securities	277,274	339,654
Available-for-sale securities	810,471	232,470
Total real estate securities	1,087,745	572,124
Other investments	20,371	78,244
Cash and cash equivalents	242,818	126,480
Total earning assets	5,090,188	5,436,184
Restricted cash	94,306	53,608
Accrued interest receivable	18,193	31,415
Derivative assets	12,372	3,071
Deferred tax asset	4,810	3,608
Deferred asset-backed securities issuance costs	6,639	9,921
Other assets	26,142	43,942
Total Assets	$5,252,650	$5,581,749
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	5,968	29,417
Derivative liabilities	83,800	177,590
Accrued expenses and other liabilities	71,828	20,118
Dividends payable	19,434	25,103
Asset-backed securities issued – Sequoia	3,644,933	4,508,127
Asset-backed securities issued – Acacia	297,596	346,931
Long-term debt	140,000	150,000
Total liabilities	4,263,559	5,257,286
Equity
Common stock, par value $0.01 per share, 100,000,000 and 75,000,000 shares authorized; 77,737,130 and 33,470,557 issued and outstanding	777	335
Additional paid-in capital	1,674,367	1,149,393
Accumulated other comprehensive income (loss)	64,860	(56,865)
Cumulative earnings	364,888	266,059
Cumulative distributions to stockholders	(1,133,171)	(1,057,070)
Total stockholders’ equity	971,721	301,852
Noncontrolling interest	17,370	22,611
Total equity	989,091	324,463
Total Liabilities and Equity	$5,252,650	$5,581,749

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, Except Share Data)	2009	2008	2007
Interest Income
Real estate loans	$100,619	$307,072	$480,485
Real estate securities	186,725	251,313	369,785
Other investments	167	2,305	2,590
Cash and cash equivalents	366	6,855	15,488
Total interest income	287,877	567,545	868,348
Interest Expense
Short-term debt	—	(318)	(60,029)
Asset-backed securities issued	(126,218)	(407,076)	(580,955)
Long-term debt	(5,785)	(9,275)	(10,778)
Total interest expense	(132,003)	(416,669)	(651,762)
Net Interest Income	155,874	150,876	216,586
Provision for loan losses	(49,573)	(55,111)	(12,808)
Market valuation adjustments on trading instruments	(13,870)	(119,909)	(85,931)
Other-than-temporary impairments(1)	(73,758)	(372,993)	(1,175,518)
Market valuation adjustments, net	(87,628)	(492,902)	(1,261,449)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	18,673	(397,137)	(1,057,671)
Operating expenses	(46,995)	(60,906)	(58,555)
Realized gains, net	63,166	8,511	12,781
Net income (loss) before provision for income taxes	34,844	(449,532)	(1,103,445)
Benefit from (provision for) income taxes	4,268	3,210	(5,192)
Net income (loss)	39,112	(446,322)	(1,108,637)
Less: Net income (loss) attributable to noncontrolling interest	(83)	(1,936)	—
Net Income (Loss) Attributable to Redwood Trust, Inc.	$39,195	$(444,386)	$(1,108,637)
Basic earnings (loss) per share:	$0.56	$(13.46)	$(39.70)
Diluted earnings (loss) per share:	$0.55	$(13.46)	$(39.70)
Regular dividends declared per common share	$1.00	$3.00	$3.00
Special dividends declared per common share	$—	$—	$2.00
Total dividends declared per common share	$1.00	$3.00	$5.00
Basic weighted average shares outstanding	68,458,009	33,022,622	27,928,234
Diluted weighted average shares outstanding	68,990,891	33,022,622	27,928,234

(1)	For the year ended December 31, 2009, total other-than-temporary impairments were $97,165 of which $23,407 were recognized in Accumulated Other Comprehensive (Loss) Income.

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