Form 10-Q
period 2010-03-31
REDWOOD TRUST INC
filed 2010-05-05
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

Common Stock, $0.01 par value per share           77,897,360 shares outstanding as of May 4, 2010

REDWOOD TRUST, INC.

2010 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2010	December 31, 2009
ASSETS
Real estate loans	$3,662,283	$3,739,254
Real estate securities, at fair value:
Trading securities	288,820	277,274
Available-for-sale securities	846,642	810,471
Total real estate securities	1,135,462	1,087,745
Other investments	10,762	20,371
Cash and cash equivalents	241,753	242,818
Total earning assets	5,050,260	5,090,188
Restricted cash	87,600	94,306
Accrued interest receivable	14,665	18,193
Derivative assets	5,520	12,372
Deferred tax asset	3,631	4,810
Deferred asset-backed securities issuance costs	6,014	6,639
Other assets	27,576	26,142
Total Assets(1)	$5,195,266	$5,252,650
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	5,390	5,968
Derivative liabilities	79,486	83,800
Accrued expenses and other liabilities	103,617	71,828
Dividends payable	19,438	19,434
Asset-backed securities issued – Sequoia	3,557,669	3,644,933
Asset-backed securities issued – Acacia	279,471	297,596
Long-term debt	140,000	140,000
Total liabilities(2)	4,185,071	4,263,559
Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 77,750,697 and 77,737,130 issued and outstanding	778	777
Additional paid-in capital	1,680,565	1,674,367
Accumulated other comprehensive income	57,597	64,860
Cumulative earnings	411,731	364,888
Cumulative distributions to stockholders	(1,153,065)	(1,133,171)
Total stockholders’ equity	997,606	971,721
Noncontrolling interest	12,589	17,370
Total equity	1,010,195	989,091
Total Liabilities and Equity	$5,195,266	$5,252,650

(1)	Assets in our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At March 31, 2010, these assets totaled $4,074,108.
(2)	Liabilities in our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2010, these liabilities totaled $3,981,885.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2010	2009
Interest Income
Real estate loans	$14,791	$33,969
Real estate securities	43,899	47,263
Other investments	9	76
Cash and cash equivalents	17	130
Total interest income	58,716	81,438
Interest Expense
Short-term debt	—	—
Asset-backed securities issued	(17,066)	(45,834)
Long-term debt	(1,116)	(1,808)
Total interest expense	(18,182)	(47,642)
Net Interest Income	40,534	33,796
Provision for loan losses	(9,475)	(16,032)
Market valuation adjustments on trading instruments	(9,291)	(14,207)
Other-than-temporary impairments(1)	(1,946)	(29,035)
Market valuation adjustments, net	(11,237)	(43,242)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	19,822	(25,478)
Operating expenses	(17,306)	(10,539)
Realized gains, net	44,338	462
Net income (loss) before provision for income taxes	46,854	(35,555)
Provision for income taxes	(26)	(105)
Net income (loss)	46,828	(35,660)
Less: Net loss attributable to noncontrolling interest	(15)	(716)
Net Income (Loss) Attributable to Redwood Trust, Inc.	$46,843	$(34,944)
Basic earnings (loss) per common share:	$0.59	$(0.65)
Diluted earnings (loss) per common share:	$0.58	$(0.65)
Regular dividends declared per common share	$0.25	$0.25
Special dividends declared per common share	$—	$—
Total dividends declared per common share	$0.25	$0.25
Basic weighted average shares outstanding	77,677,235	53,632,132
Diluted weighted average shares outstanding	78,542,299	53,632,132

(1)	For the three months ended March 31, 2010, total other-than-temporary impairments were $3,615 of which $1,669 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income (loss)	—	—	—	—	46,843	—	(15)	46,828
Net unrealized (loss) gain on available-for-sale securities	—	—	—	(8,940)	—	—	2,138	(6,802)
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	1,594	—	—	—	1,594
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	83	—	—	—	83
Total other comprehensive loss				(7,263)
Total comprehensive income								41,703
Issuance of common stock:
Secondary offerings	—	—	—	—	—	—	—	—
Dividend reinvestment & stock purchase plans	8,687	1	128	—	—	—	—	129
Employee stock purchase and incentive plans	4,880	—	(16)	—	—	—	—	(16)
Non-cash equity award compensation	—	—	6,086	—	—	—	—	6,086
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(6,904)	(6,904)
Common dividends declared	—	—	—	—	—	(19,894)	—	(19,894)
March 31, 2010	77,750,697	$778	$1,680,565	$57,597	$411,731	$(1,153,065)	$12,589	$1,010,195

For the Three Months Ended March 31, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Net (loss) income	—	—	—	—	(34,944)	—	(716)	(35,660)
Net unrealized loss on available-for-sale securities	—	—	—	(44,112)	—	—	(1,943)	(46,055)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	14,411	—	—	—	14,411
Reclassification of unrealized loss on interest rate agreements to net (loss) income	—	—	—	1,099	—	—	—	1,099
Total other comprehensive loss				(28,602)
Total comprehensive loss								(66,205)
Issuance of common stock:
Secondary offerings	26,450,000	265	282,141	—	—	—	—	282,406
Dividend reinvestment & stock purchase plans	132,406	1	1,462	—	—	—	—	1,463
Employee stock purchase and incentive plans	175,095	1	(1,105)	—	—	—	—	(1,104)
Non-cash equity award compensation	—	—	1,794	—	—	—	—	1,794
Contributions from noncontrolling interests, net	—	—	—	—	—	—	(1,854)	(1,854)
Common dividends declared	—	—	—	—	—	(16,593)	—	(16,593)
March 31, 2009	60,228,058	$602	$1,433,685	$(85,467)	$231,115	$(1,073,663)	$18,098	$524,370

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$46,843	$(34,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(8,220)	2,965
Depreciation and amortization of non-financial assets	240	273
Provision for loan losses	9,475	16,032
Non-cash equity award compensation	6,086	1,794
Market valuation adjustments, net	11,237	43,242
Realized gains, net	(44,338)	(462)
Net change in:
Accrued interest receivable	3,349	6,244
Deferred tax asset	1,179	869
Other assets	1,976	20,087
Accrued interest payable	2,026	(10,483)
Accrued expenses and other liabilities	31,789	(8,499)
Net cash provided by operating activities	61,642	37,118
Cash Flows From Investing Activities:
Principal payments on real estate loans held-for-investment	65,647	83,866
Purchases of real estate securities available-for-sale	(162,772)	(97,551)
Proceeds from sales of real estate securities available-for-sale	134,025	711
Principal payments on real estate securities available-for-sale	33,458	18,588
Purchases of real estate securities trading	(17,137)	—
Proceeds from sales of real estate securities trading	3,603	—
Principal payments on real estate securities trading	14,290	28,571
Principal payments on other investments	3,766	3,942
Net decrease in restricted cash	6,706	2,237
Net cash provided by investing activities	81,586	40,364
Cash Flows From Financing Activities:
Repurchase of asset-backed securities	(8,639)	—
Repayments on asset-backed securities	(96,568)	(117,142)
Net settlements of derivatives	(12,390)	(7,223)
Net proceeds from issuance of common stock	113	282,765
Dividends paid	(19,890)	(26,639)
Change in noncontrolling interests	(6,919)	(2,570)
Net cash (used in) provided by financing activities	(144,293)	129,191
Net (decrease) increase in cash and cash equivalents	(1,065)	206,673
Cash and cash equivalents at beginning of period	$242,818	$126,480
Cash and cash equivalents at end of period	$241,753	$333,153
Supplemental Disclosures:
Cash paid for interest	$16,156	$62,362
Cash paid (received) for taxes	$—	$(806)
Dividends declared but not paid at end of period	$19,438	$15,057

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three months ended March 31, 2010, may not necessarily be indicative of the results for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. All amounts presented herein, except per share data, are shown in thousands.

We recognize the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168), which establishes the Accounting Standards Codification (ASC) as the single source of authoritative GAAP in the United States.

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

We do not service any assets, including assets owned by the Fund, Sequoia, or Acacia.

Principles of Consolidation

We apply ASC 860 and ASC 810-10 to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. These standards became effective for our interests in all VIEs as of January 1, 2010, except for the Fund, as a result of the FASB’s decision to delay the applicability of ASC 810-10 for private equity funds. Our determination of whether we must consolidate the Fund was made in accordance with FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)); at the time we acquired our interests in the Fund.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 2. Basis of Presentation  – (continued)

We currently consolidate the assets, liabilities, and noncontrolling interests of the Fund, as well as the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain continuing involvement. For financial reporting purposes, the real estate securities owned at the Fund are shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third parties is shown under noncontrolling interest. In our consolidated statements of income (loss), we record interest income on the securities owned at the Fund. Since the Fund is currently funded with equity, there is no associated interest expense. The underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities owned by Sequoia and Acacia entities and interest expense on the ABS issued by these consolidated securitization entities.

See Note 4 for further discussion on principles of consolidation.

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

See Note 5 for further discussion on the fair value option.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

See Note 6 for further discussion on fair value measurements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

See Note 8 for further discussion on the allowance for loan losses.

We do not currently maintain a loan repurchase reserve. We do not originate real estate loans and we believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies. In addition, management is not aware of any outstanding repurchase claims against Redwood that would require the establishment of a loan repurchase reserve.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for other-than-temporary impairment (OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to the sell the impaired security before it recovers in value; or, (iii) do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security — the impairment is deemed an OTTI and we record the entire difference between the security’s fair value and its amortized cost in our consolidated statements of income (loss). Conversely, if none of these three conditions are met, we analyze the expected cash flows, or cost recovery of the security, to determine what, if any, OTTI is recognized through our consolidated statements of income (loss). This analysis includes an assessment of any changes in the regulatory and/or economic environment that might affect the performance of the security.

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income (loss), a component of stockholders’ equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income (loss). This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income (loss). The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the fair value is deemed to be the “non-credit” component of the OTTI that is recorded to accumulated other comprehensive income (loss). Future amortization and accretion for the security is computed based upon its new amortized cost basis.

In the second quarter of 2009, as part of our adoption of new authoritative GAAP guidance that we currently use to evaluate impairments on AFS securities, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. We determined that $224 million of these OTTI related to securities where we either had the intent to sell or the OTTI did not include a non-credit component. The remaining $226 million of these OTTI related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component (of which, $60 million related to Redwood’s interest and $1 million related to noncontrolling interest at the Fund). In accordance with the guidance, we recorded a $61 million one-time cumulative-effect adjustment, net of any related tax effects, to reclassify the non-credit component of these OTTI previously recorded through our consolidated statements of income (loss), as was prescribed under previous GAAP. This reclassification increased retained earnings and decreased other comprehensive income (OCI), resulting in zero net impact to reported stockholders’ equity and noncontrolling interest.

See Note 9 for further discussion on real estate securities.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statement purposes. We account for this investment under the fair value option. Changes in fair value are reported through our consolidated statements of income (loss) through market valuation adjustments, net. Interest income is reported through our consolidated statements of income (loss) through interest income, other investments.

See Note 10 for further discussion on other investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At March 31, 2010, we had minimal concentrations of credit risk arising from cash deposits as more than 98% of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued consolidated securitization entities, and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners. At March 31, 2010, we did not have any significant concentrations of credit risk arising from restricted cash deposits as more than 98% of our restricted cash was held in custodial accounts, invested in U.S. Government Treasury Bills, or held in FDIC-insured bank products.

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

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of interest rate agreements. We enter into interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Interest rate agreements that we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases. We designate these interest rate agreements as either (i) a hedge of the fair market value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or, (iii) a trading instrument (no designation).

In 2010, we began using interest rate swaps to hedge our interest rate exposure related to our long-term debt. We account for these swaps as cash flow hedges, as we structured their critical terms to substantially match the payment terms of our floating-rate long-term debt. Specifically, (i) the swaps and long-term debt use the same interest rate index for variable cash flows, (ii) the interest rate resets for variable rate cash flows are the same for both the swaps and long-term debt, and (iii) the hedging relationship does not contain any other basis differences.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

We expect these cash flow hedges to be highly effective in reducing our exposure to changes in the benchmark LIBOR interest rates used to determine our quarterly interest payment obligations on long-term debt. We measure the effective portion of these cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the swaps with the change in fair value of the expected future variable cash flows of our long-term debt. To the extent these cash flow hedges are effective, we record interest income or expense as a component of net interest income and all other changes in fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity. We currently do not anticipate recording any ineffectiveness pertaining to these cash flow hedges and any unrealized gains or losses resulting from changes in the fair values of the swaps would only be reclassified into earnings to the extent the hedging relationships are terminated prior to the derivative contracts expiring.

We will discontinue cash flow hedge accounting if (i) we determine that the derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or (iv) it is probable that a forecasted transaction will not occur by the end of the originally specified time period. To the extent we de-designate cash flow hedges but the associated hedged items continue to exist, the fair value of cash flow hedges at the time of de-designation remains in accumulated other comprehensive income (loss) and is amortized using the straight-line method through interest expense over the remaining lives of the hedged Acacia ABS issued. Net purchases and proceeds from interest rate agreements are included in net settlements of derivatives, which are classified as financing activities within our consolidated statements of cash flows.

Credit Derivatives

A credit default swap (CDS) is an agreement to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us to synthetically assume the credit risk of a reference security or index of securities. All of our existing CDS contracts were initiated during 2007 by one of the Acacia entities that we consolidate for financial reporting purposes. Net purchases and proceeds from CDS are included in net settlements of derivatives, which are classified as financing activities within our consolidated statements of cash flows.

See Note 11 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets are generated by differences in GAAP and taxable income at our taxable subsidiaries. Income and expense recognition for GAAP and tax differ in material respects. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset and an associated deferred tax benefit for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense.

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are expenses associated with the issuance of ABS from the Sequoia securitization entities we sponsor. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges and are amortized as an adjustment

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued under the principle guidance for interest on receivables and payables.

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

See Note 12 for further discussion on other assets.

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. Since November 2008, we have had no short-term debt outstanding.

Accrued Interest Payable

Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Equity

Earnings (Loss) Per Common Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with earnings per common share guidance, if there is a loss from continuing operations, the common stock equivalents are deemed antidilutive and diluted income (loss) per share is calculated in the same manner as basic income (loss) per share.

Effective January 1, 2009, the authoritative GAAP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and therefore should be included in computing EPS using the two-class method. Our adoption of this guidance required us to recast previously reported EPS and did not have a significant impact on EPS.

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

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with FASB noncontrolling interest guidance, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income (loss) allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income (loss). A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive income (loss).

Equity Compensation Plans

Incentive Plan

In May 2008, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), deferred stock units (DSUs), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. These awards generally vest over a four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

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
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Employee Stock Purchase Plan

In May 2009, our stockholders approved an amendment to our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

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

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with FASB guidance on accounting for uncertainty in income taxes. We record these liabilities to the extent we deem them incurred. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income (loss).

See Note 19 for further discussion on taxes.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (ASU) 2010-11, Scope Exception Related to Embedded Credit Derivatives, to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in ASC 815, Derivatives and Hedging. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. The amended guidance is effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010, although early adoption is permitted as of the first day of an entity’s first fiscal quarter beginning after the ASU’s issuance date of March 5, 2010. Upon adoption of the amended guidance, entities are permitted to elect the fair value option for beneficial interests in securitized financial assets on an instrument-by-instrument basis. Entities that elect the fair value option must prepare supporting documentation by the beginning of the period of adoption, and perform impairment analyses of applicable investments before adoption. We are currently evaluating the impact of ASU 2010-11 on our financial statements.

On February 26, 2010, the FASB issued Accounting Standards Update (ASU) 2010-10, Amendments for Certain Investment Funds. The ASU defers the effective date of Statement 167, Amendments to FASB Interpretation 46(R) (included in ASC 810-10) for a reporting enterprise’s interest in certain entities and for certain money market mutual funds. It addresses concerns that the joint consolidation model under

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

development by the FASB and the International Accounting Standards Board (IASB) may result in a different consolidation conclusion for asset managers and that an asset manager consolidating certain funds would not provide useful information to investors. The ASU also amends certain provisions of current guidance to change how a decision maker or service provider determines whether its fee is a variable interest. The amended guidance in ASU 2010-10 is effective for fiscal years beginning after November 15, 2009, and for interim periods within those years. The adoption of ASU 2010-10 did not impact our financial statements.

Note 4. Principles of Consolidation

We apply ASC 860 and ASC 810-10 to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. ASC 860 considers whether securitizations and other transfers of financial assets are treated as sales or financings. Additionally, ASC 810-10 addresses whether VIEs (e.g., certain legal entities often used in securitization and other structured finance transactions) should be included in the consolidated financial statements of any particular interested party. These standards became effective for our interests in all VIEs as of January 1, 2010, except for the Fund, as a result of the FASB’s decision to delay the applicability of ASC 810-10 for private equity funds. Our determination of whether we must consolidate the Fund was performed in accordance with FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)) at the time we acquired our interests in the Fund.

To provide information on the application of these principles, we provide our analysis of consolidated and unconsolidated VIEs below. We also note that these principles of consolidation require reassessment every quarter. Our future assessments of whether we are required to consolidate a VIE may change based upon the facts and circumstances pertaining to each VIE. This could result in a material impact to our financial statements during subsequent reporting periods.

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include the Fund, certain Sequoia securitization entities, and the Acacia entities. The following table presents a summary of the assets and liabilities of these VIEs.

Assets and Liabilities of Consolidated VIEs at March 31, 2010

(In Thousands, Except VIE Data)	The Fund	Sequoia Entities	Acacia Entities	Total
Real estate loans	$—	$3,643,143	$16,670	$3,659,813
Real estate securities	26,969	—	268,830	295,799
Other investments	—	—	10,762	10,762
Other assets	2,779	24,588	94,540	121,907
Total Assets	29,748	3,667,731	390,802	4,088,281
Asset-backed securities	—	3,557,669	279,471	3,837,140
Other liabilities	1,331	2,064	141,350	144,745
Total Liabilities	1,331	3,559,733	420,821	3,981,885
Noncontrolling interest	12,589	—	—	12,589
Number of VIEs	1	36	10	47

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

As noted above, we looked to FIN 46(R) to determine whether to consolidate the assets, liabilities, and noncontrolling interest of the Fund. We determined that we are the primary beneficiary of the Fund as our ongoing asset management responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of the Fund, and our significant general and limited partnership interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

Pursuant to the guidance in ASC 860, we consolidate the assets and liabilities of certain Sequoia securitization entities, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations; however, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. We note that future securitizations will be analyzed under these provisions and, although it is generally our intent to consolidate sponsored securitizations, the determination will be on a case by case basis.

We consolidate the assets and liabilities of the Acacia securitization entities, as we met the criteria for consolidation in both ASC 860 and ASC 810-10. That is, we determined that (i) we did not meet the sale criteria at the time we transferred financial assets to these entities; and (ii) we are the primary beneficiary of Acacia VIEs. Our ongoing asset management responsibilities and call options provide us with the power to direct the activities that most significantly impact the economic performance of these individual entities, and our equity investments in each entity provide us with the obligation to absorb losses or the right to receive benefits that are significant.

Analysis of Non-Consolidated VIEs

Third party VIEs are securitization entities that Redwood did not sponsor. We may own several securities from a third party VIE, and in those cases, the analysis is done in consideration of all of our interests in that VIE. In accordance with ASC 810-10, we determined that we are not the primary beneficiary of any third-party residential, commercial, re-REMIC, or CDO entities in any third party VIEs, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these VIEs — we only account for our specific interests in each.

The following table presents a summary of Redwood’s interest in third party VIEs at March 31, 2010, grouped by collateral type and ownership interest.

VIE Summary

March 31, 2010 (In Thousands, Except VIE Data)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$739,512	110
Re-REMIC	66,913	10
Subordinate	23,140	209
Commercial	8,876	15
CDO	1,222	10
Total third-party real estate securities	$839,663	354

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 5. Fair Value Option

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

Our decision to elect the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as AFS. Securities and loans that we anticipate funding with a combination of debt and equity or financed through securitization liabilities will generally be accounted for at cost or fair value and the corresponding liabilities will generally be accounted for in a similar manner. Additionally, we may elect to apply the fair value option for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex.

As of March 31, 2010, the loans at Acacia had an aggregate fair value of $17 million and an unpaid principal balance of $23 million, the securities had an aggregate fair value of $269 million and an unpaid principal balance of $2.0 billion, and asset-backed securities issued at Acacia had an aggregate fair value of $279 million and an unpaid principal balance of $3.0 billion.

We elected the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008 and second quarter of 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes. During the first quarter of 2010, we elected the fair value option for $13 million of residential senior securities that we acquired.

Note 6. Fair Value of Financial Instruments

The FASB fair value guidance defines fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure of information about fair value measurements. Further, it provides that the “exit price” should be used to value an asset or liability, which is the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the measurement date. Additionally, relevant market data, to the extent available, and not internally generated or entity specific information should be used to determine fair value. The financial impact on Redwood from the adoption of this guidance was not significant since our valuation methodology used in prior periods did not need to be revised to comply with the new standard.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,643,386	$2,958,370	$3,724,791	$3,000,496
Real estate loans (held-for-sale)	2,227	2,227	2,374	2,374
Real estate loans (fair value)	16,670	16,670	12,089	12,089
Trading securities	288,820	288,820	277,274	277,274
Available-for-sale securities	846,642	846,642	810,471	810,471
Other investments	10,762	10,762	20,371	20,371
Cash and equivalents	241,753	241,753	242,818	242,818
Derivative assets	5,520	5,520	12,372	12,372
Restricted cash	87,600	87,600	94,306	94,306
Accrued interest receivable	14,665	14,665	18,193	18,193
REO (included in other assets)	14,289	14,289	17,421	17,421
Liabilities
Derivative liabilities	79,486	79,486	83,800	83,800
Accrued interest payable	5,390	5,390	5,968	5,968
ABS Issued
ABS issued – Sequoia	3,557,669	2,912,559	3,644,933	2,909,032
ABS issued – Acacia	279,471	279,471	297,596	297,596
Total ABS issued	3,837,140	3,192,030	3,942,529	3,206,628
Long-term debt	140,000	72,800	140,000	68,600

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
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$16,670	$—	$—	$16,670
Trading securities	288,820	—	—	288,820
Available-for-sale securities	846,642	—	—	846,642
Other investments	10,762	—	10,762	—
Derivative assets	5,520	—	5,498	22
Liabilities
ABS issued – Acacia	279,471	—	—	279,471
Derivative liabilities	79,486	—	68,763	10,723

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$12,089	$—	$—	$12,089
Trading securities	277,274	—	—	277,274
Available-for-sale securities	810,471	—	—	810,471
Other investments	20,371	—	20,371	—
Derivative assets	12,372	—	12,326	46
Liabilities
ABS issued – Acacia	297,596	—	—	297,596
Derivative liabilities	83,800	—	63,499	20,301

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities during the three months ended March 31, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In Thousands)	Assets				Liabilities
	Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia	Derivative Liabilities
Beginning balance – December 31, 2009	$12,089	$277,274	$810,471	$46	$297,596	$20,301
Principal paydowns	215	(14,290)	(33,458)	—	(25,982)	—
Gains / losses in net income, net	4,366	12,149	8,684	(20)	5,253	(186)
Gains / losses in OCI, net	—	—	(5,207)	—	—	—
Acquisitions	—	17,137	162,772	—	—	—
Sales	—	(3,603)	(96,646)	—	—	—
Other settlements, net	—	153	26	(4)	2,604	(9,392)
Ending Balance – March 31, 2010	$16,670	$288,820	$846,642	$22	$279,471	$10,723

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at March 31, 2010 and 2009. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three months ended March 31, 2010 and 2009 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2010 and 2009 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended March 31,
(In Thousands)	2010	2009
Assets
Real estate loans	$4,366	$(2,246)
Trading securities	12,281	(46,471)
Available-for-sale securities	(1,946)	(29,035)
Derivative assets	(20)	160
Liabilities
ABS issued – Acacia	(5,253)	31,689
Derivative liabilities	186	271

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 31, 2010

(In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended March 31, 2010
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,227	$—	$—	$2,227	$(120)
REO	14,289	—	—	14,289	(74)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2009

(In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended March 31, 2009
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,374	$—	$—	$2,374	$(21)
REO	17,421	—	—	17,421	(765)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the three months ended March 31, 2010 and 2009.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2010	2009
Assets
Real estate loans (fair value)	$4,366	$(2,246)
Real estate loans (held-for-sale)	(120)	(21)
REO	(74)	(765)
Trading securities	12,149	(46,425)
Impairments on AFS securities	(1,946)	(29,035)
Liabilities
ABS issued – Acacia	(5,253)	31,689
Derivative instruments, net	(20,359)	3,561
Market Valuation Adjustments, Net	$(11,237)	$(43,242)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For March 31, 2010, we received dealer marks on 81% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 4% lower (i.e., more conservative) than the aggregate dealer marks.
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements and credit default swaps. Fair values of derivative instruments are determined using valuation models and are verified by valuations provided by dealers active in derivative markets. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6. Fair Value of Financial Instruments  – (continued)

•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For March 31, 2010, we received dealer marks on 92% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 9% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Real Estate Owned (REO)
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 7. Real Estate Loans

We invest in residential and commercial real estate loans that we acquire from third party originators. We finance these loans through the Sequoia and Acacia entities that we sponsor or with equity or long-term debt.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at March 31, 2010 and December 31, 2009.

(In Thousands)	March 31, 2010	December 31, 2009
Residential real estate loans (held-for-sale)	$2,227	$2,374
Residential real estate loans (held-for-investment)	3,643,143	3,724,546
Commercial real estate loans (fair value)	16,670	12,089
Commercial real estate loans (held-for-investment)	243	245
Total Real Estate Loans	$3,662,283	$3,739,254

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity. At both March 31, 2010 and December 31, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at the consolidated Sequoia securitization entities. The following table provides additional information on residential real estate loans held-for-investment at March 31, 2010 and December 31, 2009.

(In Thousands)	March 31, 2010	December 31, 2009
Principal value	$3,656,655	$3,728,738
Unamortized premium, net	47,657	50,028
Allowance for loan losses	(61,169)	(54,220)
Carrying Value	$3,643,143	$3,724,546

Of the $3.7 billion of principal face and $48 million of unamortized premium on these loans at March 31, 2010, $1.8 billion of principal face and $31 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first quarter of 2010, 2% of these residential loans prepaid and we amortized 6% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $1.9 billion and the unamortized premium was $17 million at March 31, 2010. During the first quarter of 2010, 2% of these residential loans prepaid and we amortized 3% of the premium.

Of the $3.7 billion of principal face and $50 million of unamortized premium on these loans at December 31, 2009, $1.8 billion of principal face and $33 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the fourth quarter of 2009, 2% of these residential loans prepaid and we amortized 7% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal face was $1.9 billion and the unamortized premium was $17 million at December 31, 2009. During the fourth quarter of 2009, 2% of these residential loans prepaid and we amortized 4% of the premium.

Commercial Real Estate Loans

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At March 31, 2010, there were four commercial loans at fair value with an aggregate outstanding principal value

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 7. Real Estate Loans  – (continued)

of $23 million and an aggregate fair value of $17 million, one of which has been delinquent since May 2009 with an outstanding principal balance of $4 million and a fair value of $3 million. At December 31, 2009, there were four commercial loans at fair value, with an outstanding principal of $23 million and a fair value of $12 million. The fair value of our commercial loans increased by $5 million during the first quarter as there was increased clarity regarding a bankruptcy and the resumption of payments in the near future.

At March 31, 2010, there was one commercial loan held-for-investment with $0.5 million in outstanding principal value and a carrying value of $0.2 million. During the first quarter of 2010, we charged off a $10 million commercial mezzanine loan with no impact to our consolidated statements of income (loss), as we had fully reserved for this loan in 2007. At December 31, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million.

Note 8. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At March 31, 2010 and December 31, 2009, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for loan losses on residential loans for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In Thousands)	2010	2009
Balance at Beginning of Period	$54,220	$35,713
Charge-offs, net	(2,526)	(3,798)
Provision for loan losses	9,475	16,032
Balance at End of Period	$61,169	$47,947

Serious delinquencies on consolidated Sequoia loans were $158 million and $155 million as of March 31, 2010 and 2009, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of current loan balances, serious delinquencies were 4.32% and 3.43% at March 31, 2010 and 2009, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first quarter of 2010, there were $3 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $9 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of March 31, 2010 and December 31, 2009.

March 31, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$829,565	$22,874	$201,388	$1,053,827
Commercial	8,876	—	54,542	63,418
CDO	1,222	4,095	12,900	18,217
Total Real Estate Securities	$839,663	$26,969	$268,830	$1,135,462

December 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$770,916	$32,884	$201,367	$1,005,167
Commercial	9,200	—	54,206	63,406
CDO	1,247	4,067	13,858	19,172
Total Real Estate Securities	$781,363	$36,951	$269,431	$1,087,745

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities  – (continued)

The following table presents our securities by trading and AFS, collateral type, and entity as of March 31, 2010 and December 31, 2009.

March 31, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$5,031	$5,031	$372,140	$—	$372,140
Residential non-prime	18,231	102,491	120,722	349,141	16,560	365,701
Commercial	—	10,220	10,220	—	—	—
Total Senior Securities	18,231	117,742	135,973	721,281	16,560	737,841
Re-REMIC Securities	—	—	—	66,913	—	66,913
Subordinate Securities
Residential prime	346	24,642	24,988	16,250	—	16,250
Residential non-prime	191	69,224	69,415	6,353	6,314	12,667
Commercial	—	44,322	44,322	8,876	—	8,876
CDO	1,222	12,900	14,122	—	4,095	4,095
Total Subordinate Securities	1,759	151,088	152,847	31,479	10,409	41,888
Total Real Estate Securities	$19,990	$268,830	$288,820	$819,673	$26,969	$846,642

December 31, 2009 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,826	$4,826	$329,208	$—	$329,208
Residential non-prime	6,084	100,397	106,481	308,868	26,735	335,603
Commercial	—	9,508	9,508	—	—	—
Total Senior Securities	6,084	114,731	120,815	638,076	26,735	664,811
Re-REMIC Securities	—	—	—	105,951	—	105,951
Subordinate Securities
Residential prime	319	27,380	27,699	19,191	—	19,191
Residential non-prime	218	68,764	68,982	1,077	6,149	7,226
Commercial	—	44,698	44,698	9,200	—	9,200
CDO	1,222	13,858	15,080	25	4,067	4,092
Total Subordinate Securities	1,759	154,700	156,459	29,493	10,216	39,709
Total Real Estate Securities	$7,843	$269,431	$277,274	$773,520	$36,951	$810,471

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. Prime residential securities are securities backed by prime residential loans that generally have low loan-to-value ratios (typically 75% LTV or less), are made to borrowers who have high FICO scores (typically 700 or higher), and typically have low concentrations of investor properties. Non-prime residential securities are generally backed by loans that have higher loan-to-value ratios, are made to borrowers who have lower credit scores or impaired credit histories (but exhibit the ability to repay their loans), and may have

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities  – (continued)

higher concentrations of investor properties. At March 31, 2010, all of our real estate securities had contractual maturities over ten years, except for less than $1 million of residential securities that had contractual maturities greater than five years but less than ten years.

AFS Securities

We generally purchase AFS securities at a discount. To the extent we purchase an AFS security that has a likelihood of incurring credit loss, we generally will not amortize into income the portion of the purchase discount that, although we are entitled to earn, we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of principal face that we do not expect to receive and will not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

The following table presents the components of carrying value (which equals fair value) of AFS securities as of March 31, 2010 and December 31, 2009.

March 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,495,304	$152,408	$89,397	$1,737,109
Credit reserve	(388,078)	(139,320)	(87,103)	(614,501)
Net unamortized (discount) premium	(355,194)	(5,660)	9,379	(351,475)
Amortized cost	752,032	7,428	11,673	771,133
Gross unrealized gains	114,580	1,886	—	116,466
Gross unrealized losses	(32,941)	(438)	(7,578)	(40,957)
Carrying Value	$833,671	$8,876	$4,095	$846,642

December 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,581,692	$158,997	$89,371	$1,830,060
Credit reserve	(469,273)	(146,018)	(87,017)	(702,308)
Net unamortized (discount) premium	(401,808)	(5,130)	8,941	(397,997)
Amortized cost	710,611	7,849	11,295	729,755
Gross unrealized gains	130,914	1,422	25	132,361
Gross unrealized losses	(44,346)	(71)	(7,228)	(51,645)
Carrying Value	$797,179	$9,200	$4,092	$810,471

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities  – (continued)

The following table presents the changes for the three months ended March 31, 2010 of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)
Amortization of net discount	—	(10,596)	—	319	—	(352)
Realized credit losses	(43,194)	—	(6,590)	—	—	—
Acquisitions	8,966	43,388	—	—	—	—
Sales, calls, other	(52,335)	(75,881)	—	—	—	—
Impairments	1,843	—	103	—	—	—
Transfers to (release of) credit reserves	3,525	(3,525)	(211)	211	86	(86)
Ending Balance – March 31, 2010	$388,078	$355,194	$139,320	$5,660	$87,103	$(9,379)

The loans underlying our residential subordinate securities totaled $64 billion at March 31, 2010. These loans are located nationwide with a large concentration in California (47%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2010 were 7.69% of current principal balances. The loans underlying our commercial subordinate securities totaled $25 billion at March 31, 2010, and consist primarily of office (37%), retail (33%), and multifamily (13%) loans. These loans are located nationwide with the highest concentration in California (13%). Serious delinquencies (60+ days, in foreclosure or REO) at March 31, 2010 were 3.70% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of March 31, 2010 and December, 31 2009.

March 31, 2010 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$146,464	$(3,977)	$142,487	$66,296	$(28,964)	$37,331
Commercial	2,909	(438)	2,471	—	—	—
CDO	4,264	(2,309)	1,955	7,409	(5,269)	2,141
Total Securities	$153,637	$(6,724)	$146,913	$73,705	$(34,233)	$39,472

December 31, 2009 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$73,075	$(30,520)	$42,555	$42,368	$(13,826)	$28,542
Commercial	2,719	(71)	2,648	—	—	—
CDO	4,091	(2,136)	1,955	7,204	(5,092)	2,112
Total Securities	$79,885	$(32,727)	$47,158	$49,572	$(18,918)	$30,654

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities  – (continued)

At March 31, 2010, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 552 AFS securities, of which 189 were in an unrealized loss position, of which 105 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2009, our consolidated balance sheet included 554 AFS securities, of which 220 were in a continuous unrealized loss position and 72 were in a continuous unrealized loss position for twelve months or longer.

Of the total unrealized losses at March 31, 2010 and December 31, 2009, $10 million and $14 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of March 31, 2010.

Significant Valuation Assumptions

Range for Securities
March 31, 2010	Prime	Non-prime	Commercial
Prepayment rates	2 – 15%	1 – 12%	N/A
Loss severity(1)	13 – 64%	21 – 63%	34 – 50%
Projected losses(1)	0 – 20%	1 – 55%	2 – 11%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

During the three months ended March 31, 2010, we determined that $4 million of OTTI existed, of which $2 million was recognized in our consolidated statement of income (loss). We determined that $1 million of this $2 million related to securities with only credit-related OTTI and no corresponding non-credit component. The remaining $1 million was the aggregate credit component of OTTI for securities that also had an aggregate non-credit component of $2 million that was not recognized in our consolidated statements of income (loss).

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at March 31, 2010.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended March 31, 2010
Balance at beginning of period	$181,913
Current period activity:
Additions related to AFS securities that were not previously impaired	90
Additions related to AFS securities that were previously impaired	1,296
Balance at End of Period	$183,299

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9. Real Estate Securities  – (continued)

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In Thousands)	2010	2009
Gross realized gains – sales	$38,854	$337
Gross realized losses – sales	(1,475)	—
Total Realized Gains on Sales of AFS Securities, net	$37,379	$337

Note 10. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS reference residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated and have subsequently been downgraded. The fair value of the GIC was $11 million as of March 31, 2010, which is equal to its carrying value. The GIC has been drawn down by $69 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

Note 11. Derivative Financial Instruments

We report our derivative financial instruments at fair value as determined using third-party models and confirmed by broker/dealers that make markets in these instruments. Derivatives with a positive fair value are accounted for as assets while derivatives with a negative fair value are accounted for as liabilities. Redwood and the consolidated Acacia entities held derivative positions at March 31, 2010. Acacia’s derivative financial instruments are owned by Acacia securitization entities and are not the obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 11. Derivative Financial Instruments  – (continued)

The following table shows the aggregate fair value and notional amount by entity of our derivative financial instruments as of March 31, 2010 and December 31, 2009.

March 31, 2010 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets Accounted for as Cash Flow Hedges
Interest rate swaps	$281	$60,000	$—	$—	$281	$60,000
Assets Accounted for as Trading Instruments
Interest rate swaps	—	—	757	73,536	757	73,536
Interest rate caps purchased	—	—	4,482	711,800	4,482	711,800
Total Assets	281	60,000	5,239	785,336	5,520	845,336
Liabilities Accounted for as Cash Flow Hedges
Interest rate swaps	(693)	80,000	—	—	(693)	80,000
Liabilities Accounted for as Trading Instruments
Interest rate swaps	(1,984)	14,100	(66,086)	770,995	(68,070)	785,095
Credit default swaps	—	—	(10,723)	10,723	(10,723)	10,723
Total Liabilities	(2,677)	94,100	(76,809)	781,718	(79,486)	875,818
Total Derivative Financial Instruments, net	$(2,396)	$154,100	$(71,570)	$1,567,054	$(73,966)	$1,721,154

December 31, 2009 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets Accounted for as Trading Instruments
Interest rate swaps	$—	$—	$738	$73,563	$738	$73,563
Interest rate caps purchased	—	—	11,634	711,800	11,634	711,800
Total Assets	—	—	12,372	785,363	12,372	785,363
Liabilities Accounted for as Trading Instruments
Interest rate swaps	(1,597)	14,100	(61,902)	784,856	(63,499)	798,956
Credit default swaps	—	—	(20,301)	20,301	(20,301)	20,301
Total Liabilities	(1,597)	14,100	(82,203)	805,157	(83,800)	819,257
Total Derivative Financial Instruments, net	$(1,597)	$14,100	$(69,831)	$1,590,520	$(71,428)	$1,604,620

Interest Rate Agreements

We currently account for our interest rate agreements as trading instruments or as cash flow hedges. For interest rate agreements accounted for as trading instruments, changes in the fair value and all associated income and expenses are reported in our consolidated statements of income (loss) as a component of market valuation adjustments, net. We had net valuation adjustments on interest rate agreements accounted for as trading instruments of negative $21 million and positive $3 million for the three months ended March 31, 2010 and 2009, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 11. Derivative Financial Instruments  – (continued)

To hedge the variability in our long-term debt interest expense, we entered into interest rate swaps with an aggregate notional balance of $140 million during the three months ended March 31, 2010, which we designated as cash flow hedges and record all interest income or expense as a component of net interest income and other valuation changes (excluding amounts deemed ineffective) are recorded as a component of equity. To the extent the derivatives are deemed ineffective, that portion is included as a component of net interest income. For the three months ended March 31, 2010, these hedges did not have any interest income or expense, decreased in value by less than $1 million, and had no ineffectiveness. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $22 million at March 31, 2010, and December 31, 2009. We reclassified less than $1 million and $1 million of unrealized losses on derivatives previously designated as cash flow hedges to interest expense for the three months ended March 31, 2010 and 2009, respectively.

Credit Derivatives

All of our existing CDS contracts were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. As the seller of these contracts we receive a fixed-rate premium and have assumed the credit risk of the reference securities.

These CDS are accounted for as trading instruments. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a specific credit event, the market perception of default risk and counterparty risk, and supply and demand changes. A qualifying credit event, defined as an interest shortfall, a failure to pay principal, or a distressed rating downgrade, may trigger Acacia as the seller of protection to compensate the counterparty (which it does so by drawing down on the GIC it owns). During the three months ended March 31, 2010 and 2009, the reference securities underlying our CDS experienced principal losses resulting in a $10 million and $17 million obligation, respectively. During the three months ended March 31, 2010 and 2009, the fair value of these CDS increased less than $1 million.

At March 31, 2010, our CDS had a fair value of negative $11 million and a notional amount of $11 million. At December 31, 2009, our CDS had a fair value of negative $20 million and a notional amount of $20 million. At both March 31, 2010 and December, 31 2009, all of our CDS had expiration dates of greater than 15 years and the credit ratings of the reference securities were CCC or lower.

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

As of March 31, 2010, Redwood had outstanding derivative agreements with three bank counterparties and Acacia entities had outstanding derivative agreements with seven bank counterparties. As of March 31, 2010, both Redwood and Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 12. Other Assets

Other assets as of March 31, 2010 and December 31, 2009, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2010	December 31, 2009
Real estate owned (REO)	$14,289	$17,421
Fixed assets and leasehold improvements	3,914	3,630
Derivative margin receivables	5,237	1,830
Investment receivable	1,256	667
Income tax receivables	1,244	65
Prepaid expenses	1,478	2,180
Other	158	349
Total Other Assets	$27,576	$26,142

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at March 31, 2010, was $14 million, of which $4 million related to transfers into REO during the first quarter of 2010, offset by $6 million of REO liquidations, and $1 million of negative market valuation adjustments. The carrying value of REO as of December 31, 2009, was $17 million, of which $29 million related to transfers into REO during 2009, offset by $24 million of REO liquidations, $3 million of negative valuation changes, and $4 million of REO derecognized as a result of our deconsolidation of certain Sequoia entities.

At March 31, 2010, there were 61 REO properties recorded on our balance sheet, of which 60 were owned at Sequoia and one was owned at Redwood. At December 31, 2009, there were 79 REO properties recorded on our balance sheet, of which 78 were owned at Sequoia and one was owned at Redwood. Properties located in California, Ohio, Georgia, and Michigan accounted for 46% of our REO outstanding at March 31, 2010.

Note 13. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities that we sponsor issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 13. Asset-Backed Securities Issued  – (continued)

The components of ABS issued by consolidated securitization entities we sponsor as of March 31, 2010 and December 31, 2009, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,542,070	$3,002,299	$6,544,369	$3,627,952	$3,026,307	$6,654,259
Interest-only certificates	18,016	—	18,016	19,190	—	19,190
Unamortized premium	2,192	—	2,192	2,371	—	2,371
Unamortized discount	(4,609)	—	(4,609)	(4,580)	—	(4,580)
Fair value adjustment, net	—	(2,722,828)	(2,722,828)	—	(2,728,711)	(2,728,711)
Total ABS Issued	$3,557,669	$279,471	$3,837,140	$3,644,933	$297,596	$3,942,529
Range of weighted average interest rates, by series	0.42% to 4.53%	0.71% to 1.10%		0.44% to 4.69%	0.70% to 1.13%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	36	10		36	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of March 31, 2010, all of the $3.8 billion reported value of ABS issued ($6.5 billion principal value) had contractual maturities of over five years. Amortization of deferred ABS issuance costs was less than $1 million for each of the three months ended March 31, 2010 and 2009.

The following table summarizes the accrued interest payable on ABS issued as of March 31, 2010 and December 31, 2009. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2010	December 31, 2009
Sequoia	$2,060	$2,356
Acacia	2,747	3,002
Total Accrued Interest Payable on ABS Issued	$4,807	$5,358

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 13. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of March 31, 2010 and December 31, 2009.

Collateral for Asset-Backed Securities Issued

	March 31, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,643,143	$16,670	$3,659,813	$3,724,546	$12,090	$3,736,636
Real estate securities	—	300,325	300,325	—	303,852	303,852
Other investments	—	10,762	10,762	—	20,371	20,371
Real estate owned (REO)	13,967	—	13,967	17,087	—	17,087
Restricted cash	284	84,627	84,911	310	89,057	89,367
Accrued interest receivable	6,033	4,035	10,068	6,931	4,731	11,662
Total Collateral for ABS Issued	$3,663,427	$416,419	$4,079,846	$3,748,874	$430,101	$4,178,975

Note 14. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities was 3.23% and 4.91%, for the three months ended March 31, 2010 and 2009, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 3.23% and 4.91%, for the three months ended March 31, 2010 and 2009, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million and recorded a $6.6 million gain on extinguishment of debt in realized gains, net, on our consolidated statements of income (loss).

At both March 31, 2010 and December 31, 2009, the accrued interest payable balance on long-term Redwood debt was less than $1 million. There are no financial covenants associated with our long-term debt.

Note 15. Commitments and Contingencies

Lease Commitments

As of March 31, 2010, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $12 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for each of the three months ended March 31, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 15. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of March 31, 2010.

Future Lease Commitments by Year

(In Thousands)	March 31, 2010
2010 (nine months)	$1,326
2011	1,831
2012	1,882
2013	1,439
2014	1,132
2015 and thereafter	4,120
Total	$11,730

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million at both March 31, 2010 and December 31, 2009.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in Superior Court for the State of Washington against us, our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc. The complaint relates in part to residential mortgage-backed securities (RMBS) with a rate of LIBOR plus 0.22% that were issued in 2005 by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor and purchased at the time of issuance by the Federal Home Loan Bank of Seattle. The Federal Home Loan Bank of Seattle alleges that, at the time of issuance, we, Sequoia Residential Funding, and the underwriters of the Sequoia Mortgage Trust 2005-4 securitization made various misstatements and omissions about these RMBS in violation of Washington state law. The Federal Home Loan Bank of Seattle seeks, under Washington law, to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 16. Equity

The following table provides a summary of changes to stockholders’ equity for the three months ended March 31, 2010.

Stockholders’ Equity

(In Thousands)	Three Months Ended March 31, 2010
Beginning Stockholders’ Equity	$971,721
Issuance of new equity capital, net	6,199
Unrealized losses on securities and derivatives, net	(7,263)
Distributions to shareholders	(19,894)
Net income	46,843
Ending Stockholders’ Equity	$997,606

Earnings Per Common Share

The following table provides the basic and diluted earnings (loss) per common share computations for the three months ended March 31, 2010 and 2009.

Basic and Diluted Earnings (Loss) Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2010	2009
Basic Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood Trust, Inc.	$46,843	$(34,944)
Less: Dividends and undistributed earnings allocated to participating securities	1,298	—
Net income (loss) allocated to common shareholders	$45,545	$(34,944)
Basic weighted average common shares outstanding	77,677,235	53,632,132
Basic Earnings (Loss) Per Common Share	$0.59	$(0.65)
Diluted Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood Trust, Inc.	$46,843	$(34,944)
Less: Dividends and undistributed earnings allocated to participating securities	1,012	—
Net income (loss) allocated to common shareholders	$45,831	$(34,944)
Basic weighted average common shares outstanding	77,677,235	53,632,132
Net effect of dilutive equity awards	865,064	—
Diluted weighted average common shares outstanding	78,542,299	53,632,132
Diluted Earnings (Loss) Per Common Share	$0.58	$(0.65)

We determine earnings per common share under the “two-class method” prescribed by GAAP. The two-class method is an earnings allocation formula that determines earnings per common share for each share of common stock and participating securities. All outstanding unvested equity awards that have nonforfeitable rights to dividends or dividend equivalents are defined as participating securities. Under the two-class method, earnings (both distributed and undistributed) are allocated to common shares and participating securities based

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 16. Equity  – (continued)

upon their respective rights to receive dividends. Earnings per common share are calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

For the three months ended March 31, 2010, there were 865,064 dilutive equity awards under the two-class method. Participating securities were included in the calculation of diluted earnings per common share using the two-class method for the three months ended March 31, 2010, as this computation was more dilutive than using the treasury stock method. For the three months ended March 31, 2009, there were no dilutive equity awards based on our reported net loss for this period. For the three months ended March 31, 2010 and 2009, the number of outstanding equity awards that were antidilutive totaled 496,767 and 1,009,291, respectively. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2010 and 2009, there were no shares acquired under the plan. As of March 31, 2010, there remained 4,658,071 shares available for repurchase under this plan.

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income as of March 31, 2010 and December 31, 2009.

(In Thousands)	March 31, 2010	December 31, 2009
Net unrealized gains on real estate securities	$75,509	$80,716
Less: Unrealized losses attributable to noncontrolling interest	(4,477)	(6,614)
Net unrealized gains on real estate securities recognized in equity	79,986	87,330
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(22,389)	(22,470)
Total Accumulated Other Comprehensive Income	$57,597	$64,860

At March 31, 2010, the net unrealized gains on AFS securities were $76 million, a $5 million decrease from the net unrealized gains of $81 million at December 31, 2009. During the first three months of 2010, $2 million of net unrealized losses were reclassified to earnings upon recognition of OTTI, a $24 million decrease in unrealized gains was recognized on the sale of securities, and $17 million of fair value increases in securities were recognized in net unrealized gains. A portion of these net unrealized losses, $4 million at March 31, 2010 and $7 million at December 31, 2009, were attributable to the noncontrolling interest on AFS securities owned by the Fund.

At March 31, 2010, interest rate agreements, previously or currently accounted for as cash flow hedges, had an unrealized loss of $22 million, which will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 11), which will generally be $1 million per quarter.

Noncontrolling Interest

Of the total equity on our balance sheet at March 31, 2010, $13 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of March 31, 2010, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 16. Equity  – (continued)

ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Note 17. Equity Compensation Plans

As of March 31, 2010 and December 31, 2009, 445,471 and 783,911 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $14 million at March 31, 2010, as shown in the following table.

(In Thousands)	Three Months Ended March 31, 2010
	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$879	$16,081	$—	$16,960
Equity grants	—	7	2,646	177	2,830
Equity compensation cost	—	(86)	(5,917)	(56)	(6,059)
Unrecognized Compensation Cost at End of Period	$—	$800	$12,810	$121	$13,731

The weighted average amortization period remaining for all of our equity awards was one year at March 31, 2010.

Stock Options

At both March 31, 2010 and December 31, 2009, there were 500,073 of stock options outstanding. All of the outstanding stock options were fully vested as of March 31, 2010. The aggregate intrinsic value of the options outstanding and options currently exercisable was less than $1 million at both March 31, 2010 and December 31, 2009.

There were no stock options exercised for the three months ended March 31, 2010. There were 6,500 stock options exercised for the three months ended March 31, 2009. None of these stock option exercises were by executive officers. The total intrinsic value or gain (fair market value less exercise price) for options exercised was less than $1 million for the three months ended March 31, 2009.

Restricted Stock

As of March 31, 2010 and December 31, 2009, there were 62,951 and 75,645 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2014. There were no restricted stock awards granted during the three months ended March 31, 2010.

Deferred Stock Units

As of March 31, 2010 and December 31, 2009, there were 2,048,762 and 1,708,326, respectively, of DSUs outstanding, of which 502,218 and 294,430, respectively, had vested. There were 358,227 DSUs granted during the three months ended March 31, 2010 which will vest over the next two to four years. There were no DSUs granted during the three months ended March 31, 2009. During the three months ended March 31, 2009, the number of DSUs distributed to participants in the Executive Deferred Compensation Plan (EDCP) totaled 248,794. Cash distributions to EDCP participants of some of their previously deferred compensation and vested matching totaled $7 million during the three months ended March 31, 2009. There were no cash or DSU distributions to EDCP participants during the three months ended March 31, 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 17. Equity Compensation Plans  – (continued)

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the three months ended March, 31, 2010 related to the modification of these DSUs. No such equity award modifications occurred during the three months ended March 31, 2009.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2010 and December 31, 2009, 99,355 and 92,479 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 18. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2010 and 2009 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2010	2009
Fixed compensation expense	$4,109	$4,028
Variable compensation expense	1,880	556
Equity compensation expense	6,059	1,795
Severance expense	81	28
Total compensation expense	12,129	6,407
Systems	1,577	1,594
Office costs	1,765	1,750
Accounting and legal	1,466	559
Other operating expenses	369	229
Total Operating Expenses	$17,306	$10,539

Note 19. Taxes

For each of the three months ended March 31, 2010 and 2009, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2010 and 2009.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31,
	2010	2009
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income (loss)	(41.1)%	(41.5)%
Effective Tax Rate	0.1%	(0.3)%

In November 2009, our Board of Directors announced its intention to pay a regular quarterly dividend to shareholders during 2010 of $0.25 per share. The first quarter of 2010 regular dividend has been declared and paid.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 19. Taxes  – (continued)

We assessed our tax positions for all open tax years (Federal — years 2006 to 2008, State — years 2005 to 2008) and concluded as of March 31, 2010 and December 31, 2009, that we have no material unrecognized liabilities.

Note 20. Subsequent Events

During April 2010, we acquired and transferred $238 million of recently originated, first-lien, residential mortgage loans into Sequoia Mortgage Trust 2010-H1, a Sequoia securitization entity sponsored by us. We anticipate consolidating this entity for financial reporting purposes, pending our final interpretation of applicable GAAP pertaining to the transfer of financial assets and consolidation of VIEs. We acquired certain securities issued by this securitization entity for an aggregate investment of $28 million.

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

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our competitive position and our ability to compete efficiently in the future; (ii) our future capital needs, our ability to access additional capital if needed, and our expectations regarding the use of short-term debt financing, including through warehouse credit and repurchase facilities; (iii) our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans in bulk transactions or on a flow basis and about the likelihood of, and our participation in, future securitization transactions and our potential future investment activity in the commercial real estate sector; (iv) the future returns we may earn on our investment portfolio, our future interest income, and returns that we can earn from being engaged in intermediating mortgage credit; (v) future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets; (vi) our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, mortgage delinquencies, loan modification programs, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates; (vii) our views on the sustainability of government interventions into various financial markets and the possible future effects of the government’s withdrawal from such interventions; (viii) the future of the status of Fannie Mae and Freddie Mac, the role of the Federal Housing Administration, and other issues the resolution of which may depend on political factors and actions; (ix) our expectations regarding future credit losses and impairments on our investments (including as compared to our original expectations and credit reserve levels) and our ability to generate attractive returns even if losses increase above current estimates; (x) the drivers of our future earnings, future earnings volatility, and future trends in operating expenses; (xi) our expectation that we will consolidate onto our balance sheet the securitization transaction we executed in April 2010, (xii) our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2010; (xiii) our anticipation of additional losses for tax accounting purposes; and (xiv) our expectations relating to tax accounting that quarterly taxable income (loss) may be volatile, that we will report a taxable loss in 2010, and that we expect any 2010 dividends will be characterized as a return of capital.

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

Our Business

Redwood is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. Our primary source of income is typically net interest income, which consists of the interest income we earn from our investments less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund, LP (the Fund) — and investments in securitization entities that we sponsor — Sequoia and Acacia.

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed with equity and long-term debt, although we may use short-term debt financing to acquire securities and loans from time to time. These investments are primarily senior and subordinate mortgage-backed securities backed by residential and commercial real estate loans. The long term focus of our operations is to invest in subordinate securities (often below investment grade) that have concentrated structural credit risk. More recently, we have been investing in senior securities (often investment-grade) at distressed prices, which have the first right to cash flows in a securitization and therefore have less concentrated credit risk than subordinate securities.

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

Recent Developments

We have had a busy and productive start to 2010. We have been actively managing our investment portfolio, working diligently on helping to restart the private securitization market, and continuing to make progress on re-establishing our core business of facilitating, structuring, and investing in prime residential loans and securities. The following are a few of the highlights from our first quarter operating results:

•	We reported $47 million in GAAP net income, or $0.58 per share, for the first quarter of 2010. This compares with $40 million in GAAP net income, or $0.51 per share, in the prior quarter. First quarter results included the benefit of significant gains ($37 million in securities gains on sale and a $7 million gain on repurchasing Sequoia asset-backed securities), partially offset by a $9 million loan loss provision, $2 million in impairments on AFS securities, and $4 million in non-recurring equity compensation costs related to the upcoming retirement of George E. Bull, III, our CEO and co-founder. While securities gains as a percentage of income has been quite high in the past two quarters, we do not anticipate sustained gains at this recent pace.
•	We estimate that taxable income is $1 million for the first quarter. We would caution against drawing a trend line from this quarter’s taxable income as the realization of credit losses was slowed by governmental programs aimed at stalling and reducing mortgage foreclosures. We expect realized credit losses to pick back up as the backlog of defaulted loans is eventually processed. Thus, we currently expect to report a taxable loss for 2010.

•	Book value per share on a GAAP basis was $12.84 at the end of the first quarter of 2010, increasing by $0.34 from the $12.50 reported at year-end 2009. Our estimate of non-GAAP economic book value per share rose to $13.32 at March 31, 2010, as compared to $13.03 at year-end 2009. Book value increases reflect earnings plus positive market valuation adjustments less dividends.
•	We invested $189 million and sold $124 million in non-agency mortgage-backed securities during the first quarter of 2010. Our cash balance at March 31, 2010, was $242 million. We have been positioning our investment portfolio to seek to maintain its value in light of possible higher interest rates. At the same time, during the first quarter we entered into swap agreements to fix the cost of our long-term borrowings (at 6.75% for 27 years). We also continue to take advantage of strong demand for non-agency RMBS to sell certain assets the market is bidding to a level above what we would pay for them.
•	During April 2010, we purchased just $5 million in securities while selling $94 million. We also completed a residential securitization through our Sequoia program and invested $28 million (as discussed below). Our cash balance at April 30, 2010, was $275 million. While we are acutely aware of the opportunity cost of holding cash, we will not let impatience drive us to make poor risk/reward trade-offs. We are increasingly willing to let cash build in order to take advantage of potentially significant opportunities to invest our capital as we grow our residential and commercial businesses.

Restarting Private Mortgage Securitization

In April 2010, we closed a private securitization backed by $238 million of prime jumbo residential first mortgage loans that were originated by CitiMortgage, Inc. within the past 11 months. As sponsor of the securitization, we invested approximately $28 million in the transaction. Specifically, we retained all securities rated below triple-A that were issued as part of the securitization (totaling 6.5% of the face value of the securitization), thereby retaining what is referred to as a “horizontal slice” of the securitization, plus the interest only securities that were issued as part of the securitization. In addition, we retained 5% of the face value of the triple-A rated securities that were issued as part of the securitization, thereby resulting in us retaining what is referred to as a “vertical slice” of the securitization. We would not normally have retained triple-A rated securities, but did so to address all possible sponsor risk retention — or “skin-in-the-game” — proposals currently being debated by federal legislators and regulators. However, we do not believe that any skin-in-the-game regulations that may ultimately be adopted should require holding both “horizontal and vertical slices,” as we believe that approach would deter useful and productive securitizations. Once rules governing skin-in-the-game for securitizations have been finalized by the regulators, we may consider selling some or all of the securities we retained that are in excess of the required amount. Regardless of which securities we ultimately retain, we expect that, in aggregate, the securities we retained at the closing of the transaction will deliver attractive investment returns over time.

It has been gratifying to be able to execute the first prime jumbo residential mortgage securitization since August 2008. Importantly, we completed this transaction without credit support from the federal government. To successfully complete this transaction, we focused on addressing issues and concerns of relevant parties, including triple-A investors, regulators, policy makers, rating agencies, and others. And we believe we accomplished our goals of helping to create new standards in the interest of borrowers, mortgage lenders, and securitization investors, while also producing an attractive investment through our retention of the various securities described above. While we are encouraged by the response to this initial securitization, it represents just a small step along a continuum for Redwood. We continue to expect it will take some time before processes evolve and the nation has a fully functioning private securitization market for residential mortgage loans.

To successfully restart securitization, we believe the process begins with triple-A investors. We think a securitization has to provide these investors with the safety and soundness they seek in investments they make: they should be able to dictate the collateral and loan type underlying securitizations they invest in and they should be able to specify the information disclosed to them at the time of investment and on an ongoing basis thereafter. We want investors to come to rely on our Sequoia securitization program for issuing high quality triple-A securities and we want them to take comfort from the fact that our interests are aligned with theirs when we retain securities that are subordinate to triple-A securities they invest in (and which thereby provide credit support to those triple-A securities). In summary, we are trying to bring the highest all-in value to triple-A investors and want them to look first to Redwood’s Sequoia securitization program for on-going mortgage-backed investments.

We have also made, and continue to make, changes to our Sequoia securitization program that are intended to benefit mortgage borrowers and mortgage originators. We want originators to have the flexibility to sell us loans when they want. We want them to be positioned to offer their customers (mortgage borrowers) additional products, including loans the originators may not want to hold on their balance sheets. An efficient yield to triple-A investors can be passed through to the originator and on to the borrower. This should allow originators to offer better priced mortgage products to their qualified customers, manage risk to their balance sheets (by transferring much of that risk to us), free up capital, and potentially reduce hedging costs. To this end, we have invested in technology that will allow us to give originators a price commitment to buy loans on a flow basis that meet our collateral requirements.

Balancing safety and soundness with economics will also be critical to effective securitization in the future. We want to increase the level of private mortgage liquidity, but we will need to do so in a manner that protects investors and deters excessive risk-taking. This is central to providing credit to qualified homebuyers at the best possible mortgage rate. In our opinion, the proposed rules governing risk retention are especially important. In order to have securitization sponsors’ interests aligned properly with the interests of the other securitization investors, there are various proposals to require sponsors to retain risk. We believe that setting risk retention requirements properly is important to keeping the risk in check; it is also important to making credit available to homeowners at a reasonable interest rate. And that is the point of securitization in the first place: to channel funds to qualified borrowers in the most efficient way possible to keep the cost of credit affordable. If too much risk retention is required, securitizations of prime quality mortgages might be uneconomic — limiting credit and/or increasing mortgage rates to homeowners. If too little risk retention is required, too much credit might be channeled to borrowers, increasing risk to everyone.

Finally, greater transparency in investor reporting is a critical step to restoring investor confidence in securitization. To that end, the Financial Accounting Standards Board (FASB) recently enacted new accounting guidelines (ASC 860 and ASC 810-10) to address those circumstances under which parties to a securitization transaction are required to consolidate the assets and liabilities of the securitization entity. These new accounting guidelines have been pointed to by many as key to preventing the return of off-balance sheet securitization liabilities or “shadow banking” transactions that were considered to be a contributor to the financial crisis. We generally believe that consolidation by at least one party to a securitization transaction is important to making sure that risk is properly and fully disclosed — and we currently expect to consolidate onto our balance sheet the transaction that we executed in April 2010. However, based on our interpretation of ASC 860 and ASC 810-10, and discussions with various accounting firms and industry participants, it is our opinion that there may be fewer securitization transactions consolidated by other participants in this market than conventional wisdom has thought. Specifically, key consolidation criteria, such as what defines a significant economic interest and control, can depend on subjective determinations by securitization participants. Further, there are cross currents at play with respect to following policymakers’ suggestions to cede the resolution of delinquent loans to servicers in order to streamline loan modifications, as well as with respect to policymakers’ attempts to define what skin-in-the-game means. We are not sure how the accounting and regulatory rules pertaining to securitization will ultimately impact our business, but they could significantly influence our ability to compete and the overall competitive landscape depending on who is required to consolidate a securitization transaction and what amount and form of skin-in-the-game sponsors are required to retain.

Outlook

While regulators and stakeholders differ on financial reform proposals, one thing most everyone seems to agree on is that the U.S. government cannot continue to support 90% of the $11 trillion mortgage market. Private mortgage liquidity needs to return to reduce reliance on Fannie Mae and Freddie Mac (which are referred to as Government Sponsored Enterprises or GSEs). While private securitization will initially be aimed at prime jumbo mortgage loans, private securitization could also provide an alternative to the securitization of non-jumbo loans by the GSEs, as it has in the past. For example, over one quarter of the loans underlying our previous $35 billion in Sequoia program securitizations met the conforming balance guidelines of the GSEs at the time of origination. In addition, securitizations can also help broaden the product set of mortgages by allowing originators to make loans that they might not want to hold on their balance sheet (for example, 30-year fixed rate mortgages).

Our vision since inception has been to build a company that produces high quality, long-term cash flows. Going forward, we believe our best opportunity to realize this vision is to re-establish our core residential credit business, a business in which we facilitate credit risk transfers in the mortgage market. We are not building a securitization business, per se; rather, securitization is a means to an end — it has been, and can be, an efficient way to direct capital from investors to the mortgage originators who lend money to borrowers.

We are committed to the ongoing process of enhancing our Sequoia securitization program and securitizations of residential mortgage loans in general. We are approaching this business by thinking of how to bring the highest value to borrowers, originators, and triple-A investors. We led with a bulk purchase of loans from one originator, immediately followed by a securitization of those loans. We intend to execute additional securitization transactions in the future. To acquire loans for securitization we expect to execute additional bulk purchases, as appropriate, and plan to purchase mortgage loans on a loan by loan basis from originators, provided in each case that they meet a certain set of standards on an ongoing basis.

We believe we are well suited to evaluate, structure, and hold credit risk in residential mortgages. We understand how to structure risk in a manner that is attractive to securitization investors according to their appetite for risks and returns. Our business is to take subordinated credit risk and we have a balance sheet that is built to hold illiquid assets. We are not constrained by bank regulations and have a high tolerance for complexity. We also have solid relationships with originators and with investors and believe our team has never been stronger.

We have enough capital to support investments in this business for some time. We believe that we can raise more capital from shareholders if and as we need it, provided that we can make a case for earning ongoing returns. We believe we are enhancing our franchise by preparing for potential significant investment opportunities as demand for prime jumbo (non-conforming) mortgages returns and as the government gradually pulls back its involvement in the mortgage market. As we capitalize on this opportunity, we expect to generate returns by offering investors and originators what they want at a fair price.

We continue to expect to see significant investment opportunities in commercial real estate. Hundreds of billions of dollars of loans are maturing each year over the next several years that will require refinancing. Yet many investors who want to safely put money to work in this important sector currently sit idle. We believe gridlock in this market is caused not by lack of financing but by a lack of realism. Many lenders and borrowers seem to be satisfied to pretend values have not declined by 30% to 50% and appear to be content to hold their positions rather than recognize losses. In the commercial mortgage debacle of the early 1990s, write-offs were not taken until they were forced by bank regulators. Attractive investment opportunities will therefore likely be limited until this “extend and pretend” environment has ended and borrowers become more realistic about the value of their collateral. Until that time, we will be willing to wait as needed and continue building our team and infrastructure. We are targeting co-investors and properties that may allow us to deploy capital in high-quality subordinate debt investments later in 2010 and in 2011.

Summary of Results of Operations, Financial Condition, Capital Resources and Liquidity

Our reported GAAP net income was $47 million ($0.58 per share) for the first quarter of 2010, as compared to a GAAP net loss of $35 million ($0.65 per share) for the first quarter of 2009. Our GAAP book value per common share was $12.84 at March 31, 2010, an increase from $8.40 at March 31, 2009. We declared regular quarterly dividends of $0.25 per share for both the first quarter of 2010 and 2009.

The following table presents the components of our GAAP net income (loss) for the three months ended March 31, 2010 and 2009.

Table 1 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2010	2009
Interest income	$58,716	$81,438
Interest expense	(18,182)	(47,642)
Net interest income	40,534	33,796
Provision for loan losses	(9,475)	(16,032)
Market valuation adjustments, net	(11,237)	(43,242)
Net interest income (loss) after provision and market valuation adjustments	19,822	(25,478)
Operating expenses	(17,306)	(10,539)
Realized gains, net	44,338	462
Provision for income taxes	(26)	(105)
Less: Net loss attributable to noncontrolling interest	(15)	(716)
Net Income (Loss)	$46,843	$(34,944)
Diluted weighted average common shares outstanding	78,542,299	53,632,132
Net earnings (loss) per share	$0.58	$(0.65)

Net interest income was $41 million for the first quarter of 2010 as compared to $34 million for the first quarter of 2009, an increase of $7 million. The increase was primarily due to higher average balances of residential senior securities held at Redwood that are funded with equity. Net interest income after provision and market valuation adjustments was $20 million for the first quarter of 2010 as compared to a loss of $25 million for the first quarter of 2009, an increase of $45 million. This increase was primarily due to lower negative market valuation adjustments (MVA) at Redwood due to fewer impairment charges on securities and a $7 million decrease in the provision for loan losses at Sequoia due to lower balances of residential loans.

Operating expenses were $17 million for the first quarter of 2010 as compared to $11 million for the first quarter of 2009, an increase of $6 million. This increase was primarily due to an increase in total compensation expense, including a non-recurring charge of $4 million from the accelerated vesting of equity awards due to the retirement of our Chief Executive Officer which was announced in the first quarter of 2010. We currently expect our quarterly operating costs in 2010 to remain consistent with the expenses in the first quarter of 2010 (excluding the non-recurring charge noted above).

Realized gains, net, were $44 million for the first quarter of 2010 as compared to less than $1 million for the first quarter of 2009, an increase of $43 million. This increase was due to gains on sales of securities and the repurchase of Sequoia ABS during the first quarter of 2010.

The “Results of Operations” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of net income.

Our estimated total taxable income was $1 million ($0.01 per share) for the first quarter of 2010 as compared to a taxable loss of $14 million ($0.22 per share) for the first quarter of 2009, an increase of $15 million. Our estimated REIT taxable income was $10 million ($0.13 per share) for the first quarter of 2010 as compared to a REIT taxable loss of $9 million ($0.14 per share) for the first quarter of 2009, an increase of $19 million. The increase in taxable income was primarily due to a decrease in realized credit losses on subordinate securities. Total realized credit losses for the first quarters of 2010 and 2009 were $24 million and $53 million, or $0.31 and $0.87 per share, respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. As a result of our REIT tax loss expectations in 2010, we currently expect that this year’s distributions will be characterized as return of capital. However, if credit losses remain at lower levels than experienced in recent quarters and we do generate positive taxable income, a portion of the distributions would be characterized as ordinary income (to the extent of the 2010 income).

Components of Book Value

The Financial Condition, Liquidity, and Capital Resources section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed discussion and analysis of the components of GAAP book value at March 31, 2010 and December 31, 2009. The following supplemental non-GAAP components of book value addresses our assets and liabilities at March 31, 2010, as reported under GAAP and as estimated by us using fair values for our investments and long-term debt. We show our investments in the Fund and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our non-GAAP estimated economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), as required to determine fair value under GAAP. We believe this method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets or the higher amount we would have to pay to redeem our liabilities. For additional information to consider when reviewing the following table, please see “Factors Affecting Management’s Estimate of Economic Value” below.

Table 2 Book Value and Economic Value at March 31, 2010

(In Millions, Except per Share Data)	GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$242	$		$242
Real estate securities at Redwood
Residential	830			830
Commercial	9			9
CDO	1			1
Total real estate securities at Redwood	840			840
Investments in the Fund	16			16
Investments in Sequoia	77		(29)	48
Investments in Acacia	1			1
Total cash, securities, and investments	1,176			1,147
Long-term debt	(140)		67	(73)
Other assets/liabilities, net	(38)			(38)
Stockholders’ Equity	$998			$1,036
Book Value Per Share	$12.84			$13.32

During the first quarter of 2010, our GAAP book value increased by $0.34 per share to $12.84 per share at March 31, 2010, as compared to December 31, 2009. The change resulted from an aggregate of $0.59 per share from earnings and market value increases on investments during the quarter, offset by $0.25 per share of dividends paid to shareholders. Our estimate of non-GAAP economic value increased by $0.29 per share to $13.32 per share at March 31, 2010, as compared to December 31, 2009. The increase resulted from $0.76 per share from net cash flows and net positive market valuation adjustments on our securities and investments, less $0.22 per share of cash operating and interest expense and $0.25 per share of dividends. Economic value is determined by calculating the fair value of our investments in consolidated entities directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. In calculating our estimate of economic value, we also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP.

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

Cash, Securities, and Investments at Redwood

We have segmented our securities portfolio by acquisition date in the chart below to highlight that 93% of the economic value of our cash, securities, and investments are currently held in cash or in recently acquired securities. Our future earnings will be primarily driven by the performance of these recent investments along with how we deploy our existing cash and future cash flows.

Cash, Securities, and Investments at Redwood
March 31, 2010
($ in millions)

*	Estimate of non-GAAP economic value; see Table 2 for explanation and reconciliation to GAAP.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at March 31, 2010. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 3 Securities at Redwood by Vintage, as a Percentage of Total Securities

March 31, 2010 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$14	$286	$72	$372	44%
Non-prime	117	232	19	368	44%
Total Senior	131	518	91	740	88%
Re-REMIC prime	5	8	54	67	8%
Subordinate
Prime	12	3	2	17	2%
Non-prime	6	—	—	6	1%
Total Subordinate	18	3	2	23	3%
Total Residential	154	529	147	830	99%
Commercial	7	2	—	9	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$161	$532	$147	$840	100%

During the first quarter of 2010, our securities portfolio grew to $840 million from $781 million, primarily as acquisitions of $180 million (excluding the acquisition of $9 million of Sequoia ABS issued) exceeded sales and pay downs. In addition, the value of the securities still held at March 31, 2010, increased by $15 million during the period.

The following chart shows market prices for senior RMBS securities since January 2008.

Senior RMBS Prices

Source: JPMorgan Chase

Investments in the Fund and Securitization Entities

The GAAP reported value of our investments in the Fund, Sequoia entities, and Acacia entities totaled $94 million, or 8% of our cash, securities, and investments at March 31, 2010. The fair value (which equals GAAP carrying value) of our investment in the Fund was $16 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The GAAP carrying value of our investments in Sequoia entities was $77 million and the fair value was $48 million. The $48 million of fair value consists of $38 million of interest-only securities (IOs) and $10 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities. These IOs earn the “spread” between the coupon rate on the $2.1 billion notional amount of underlying adjustable rate mortgage (ARM) loans and the cost of funds (indexed to one-month LIBOR) on the ABS issued within each respective securitization entity. Returns on IOs increase when prepayments slow and decrease when prepayments speed up.

The GAAP carrying value and fair value of our investments in Acacia entities was $1 million at March 31, 2010. These investments consist of equity interests and securities in the Acacia entities we sponsor, which have minimal value, as well as the value of future management fees we expect to receive from Acacia entities, which we discounted at a 45% rate.

Capital Resources and Liquidity

Throughout the first quarter of 2010, we maintained our strong balance sheet and liquidity. We ended the first quarter of 2010 with total capital of $1.1 billion, which consists of $998 million of common equity and $140 million of 30-year long-term debt due in 2037. We had no short-term debt at March 31, 2010. We use our capital to invest in earning assets, fund our operations, fund working capital, and meet lender capital requirements with respect to collateralized borrowings, if any. Through our internal risk-adjusted capital policy, we allocate capital for our earning assets to meet liquidity needs that we estimate may arise. Currently, we have allocated risk-capital equal to 100% of the fair value of our investments. The amount of remaining capital that exceeds our risk-adjusted capital guidelines is excess capital that can be invested to support business growth. Excess capital generally equals our cash balance less pending investment settlements and other internal capital allocations we have established for the prudent operations of our company. Our excess capital at March 31, 2010 was $181 million and at April 30, 2010 was $233 million. Given the amount of our excess capital, it seems unlikely we would seek additional capital in the near term. If circumstances should change, we would likely look first at our own balance sheet for sources of cash before considering other options.

At March 31, 2010, we had $242 million in cash and cash equivalents, or $3.11 per share, and at April 30, 2010, we had $275 million in cash and cash equivalents, or $3.53 per share. Most of our cash and cash equivalents were invested in U.S. Treasury Bills. Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we show in the table below (i) the beginning cash balances at March 31, 2010 and December 31, 2009 (which are GAAP amounts), (ii) the ending cash balances at March 31, 2010 and December 31, 2009 (which are GAAP amounts), and (iii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the quarters presented. This table excludes the gross cash flow generated by our Sequoia and Acacia securitization entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities. In addition, please note that in the table below we now include proceeds from sales as a component of business cash flow and as part of cash flow from securities and investments. While it is our intention when we acquire assets to hold them to maturity and receive principal and interest payments over their lives, we sell assets from time to time as part of our continuing management of risk and return expectations. A sale effectively accelerates the receipt of cash flow we would have otherwise expected to receive over time.

In the first quarter of 2010, cash flow continued to be strong and in line with our expectations. Our business cash flows exceeded dividend distributions and this excess funded our acquisitions. We had a modest net outflow of cash and ended the first quarter with $242 million in cash and cash equivalents.

Table 4 Redwood Sources and Uses of Cash

	Three Months Ended
(In Millions)	March 31, 2010	December 31, 2009
Beginning Cash Balance	$243	$217
Business cash flow
Cash flow from securities and investments	193	134
Asset management fees	1	1
Cash operating expenses	(16)	(11)
Interest expense on long-term debt	(1)	(1)
Total business cash flow	177	123
Other sources and uses
Changes in working capital	(2)	(9)
Acquisitions(1)	(156)	(68)
Dividends	(20)	(20)
Net other uses	(178)	(97)
Net uses (sources) of cash	(1)	26
Ending Cash Balance	$242	$243

(1)	Total acquisitions in the first quarter of 2010 were $189 million, $33 million which are not reflected in this table because they did not settle until early April 2010. In the fourth quarter of 2009, all acquisitions were settled within the period.

We believe our current GAAP income statement is reflective of our current underlying business trends, especially given the nature of the assets we currently hold. We also consider cash flow one of a number of other important operating metrics; however, we realize that quarterly cash flow measures have limitations. In particular, we note:

•	When securities are purchased at large discounts from face value it is difficult to determine what portion of the cash received is a return “of” principal and what portion is a return “on” principal. It is only at the end of an asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was income and what was a return of capital.
•	Certain investments may generate cash flow in a quarter that is not necessarily reflective of the long-term economic yield we will earn on the investments. For example, in prior periods we have acquired re-REMIC support securities at what we believe to be attractive yields. Due to their terms, however, the securities are locked out of receiving any principal payments for years. Because of the deferred receipt of principal payments, looking solely at the early quarterly cash flow may not be indicative of economic returns.
•	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates.

The table below presents the source of our cash flow from securities and investments for the three months ended March 31, 2010 and December 31, 2009.

Table 5 Cash Flow from Securities and Investments

	Three Months Ended
(In Millions)	March 31, 2010	December 31, 2009
Securities at Redwood
Residential senior
Principal and interest	$40	$41
Proceeds from sales	73	27
Total residential senior	113	68
Residential Re-REMIC
Principal and interest	3	4
Proceeds from sales	51	31
Total residential Re-REMIC	54	35
Residential subordinates principal and interest	8	10
Commercial and CDO subordinates
Principal and interest	1	1
Proceeds from sales	—	8
Total commercial and CDO subordinates	1	9
Total cash flow from securities at Redwood	176	122
Investments in the Fund	9	2
Investments in Sequoia entities	8	10
Investments in Acacia entities	—	—
Total Cash Flow from Securities and Investments	$193	$134

Total cash flow from securities and investments was $193 million for the first quarter of 2010, an increase of $59 million from the prior quarter, primarily due to an increased level of sales. Total sales proceeds from securities were $124 million in the first quarter of 2010. These first quarter sales resulted in the recognition of $38 million in GAAP gains. Redwood’s investment in the Fund generated $9 million of cash flow primarily due to sales of securities during the period.

Results of Operations

The tables below present the results of Redwood, the Fund, and securitization entities and supplement our consolidated GAAP results for the three months ended March 31, 2010 and 2009. Securitization entities include Sequoia and Acacia entities that have been consolidated for financial reporting purposes.

Table 6 Consolidating Income Statements

	Three Months Ended March 31, 2010
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$27,301	$1,588	$29,738	$89	$58,716
Management fees	587	—	—	(587)	—
Interest expense	(1,116)	—	(17,270)	204	(18,182)
Net interest income	26,772	1,588	12,468	(294)	40,534
Provision for loan losses	—	—	(9,475)	—	(9,475)
Market valuation adjustments, net	(3,062)	(381)	(7,794)	—	(11,237)
Net interest income (loss) after provision and market valuation adjustments	23,710	1,207	(4,801)	(294)	19,822
Operating expenses	(16,796)	(373)	(431)	294	(17,306)
Realized gains (losses), net	38,245	(866)	6,959	—	44,338
Loss from the Fund	(17)	—	—	17	—
Income from Securitization Entities	1,727	—	—	(1,727)	—
Noncontrolling interest	—	15	—	—	15
Net income (loss) before provision for taxes	46,869	(17)	1,727	(1,710)	46,869
Provision for income taxes	(26)	—	—	—	(26)
Net Income (Loss)	$46,843	$(17)	$1,727	$(1,710)	$46,843

	Three Months Ended March 31, 2009
(In Thousands)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$21,827	$2,816	$56,172	$623	$81,438
Management fees	1,032	—	—	(1,032)	—
Interest expense	(1,808)	—	(45,886)	52	(47,642)
Net interest income	21,051	2,816	10,286	(357)	33,796
Provision for loan losses	—	—	(16,032)	—	(16,032)
Market valuation adjustments, net	(26,286)	(3,889)	(13,067)	—	(43,242)
Net interest (loss) income after provision and market valuation adjustments	(5,235)	(1,073)	(18,813)	(357)	(25,478)
Operating expenses	(10,460)	(430)	(6)	357	(10,539)
Realized gains, net	337	—	125	—	462
Loss from the Fund	(787)	—	—	787	—
Loss from Securitization Entities	(18,694)	—	—	18,694	—
Noncontrolling interest	—	716	—	—	716
Net (loss) income before provision for taxes	(34,839)	(787)	(18,694)	19,481	(34,839)
Provision for income taxes	(105)	—	—	—	(105)
Net (Loss) Income	$(34,944)	$(787)	$(18,694)	$19,481	$(34,944)

Results of Operations — Redwood

The following table presents the net interest income (loss) after market valuation adjustments (MVA) at Redwood for the three months ended March 31, 2010 and 2009.

Table 7 Net Interest Income (Loss) after MVA at Redwood

	Three Months Ended March 31,
	2010			2009
(Dollars in Thousands)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield	Total Interest Income/(Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$36	$244	59.06%	$64	$2,762	9.27%
Trading securities	2,957	20,493	57.72%	2,972	5,668	209.75%
Available-for-sale securities	24,293	674,631	14.41%	18,750	259,777	28.88%
Cash and cash equivalents	15	224,734	0.03%	41	304,872	0.05%
Total Interest Income	27,301			21,827
Management fees	587			1,032
Interest Expense
Long-term debt	(1,116)	138,145	(3.23)%	(1,808)	147,193	(4.91)%
Total Interest Expense	(1,116)			(1,808)
Net Interest Income	26,772			21,051
Market valuation adjustments, net	(3,062)			(26,286)
Net Interest Income (Loss) After MVA at Redwood	$23,710			$(5,235)

Net interest income after MVA at Redwood was $24 million for the three months ended March 31, 2010, as compared to negative $5 million for the three months ended March 31, 2009, an increase of $29 million. The difference was primarily due to a significant decline in negative market valuation adjustments during the first quarter of 2010 due to fewer impairments on subordinate securities. Additionally, interest income from senior residential securities acquired during 2009 more than offset declining interest income from subordinate securities acquired in prior periods. Interest expense declined due to lower benchmark LIBOR rates on our long-term debt.

Analysis of Interest Income at Redwood

Interest income at Redwood was $27 million for the three months ended March 31, 2010, as compared to $22 million for the three months ended March 31, 2009, an increase of $5 million. Increases in balances were partially offset by lower interest rates and yields. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 8 Interest Income at Redwood — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2010 vs. March 31, 2009
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(58)	$30	$(28)
Trading securities	8,246	(8,261)	(15)
Available-for-sale securities	29,935	(24,392)	5,543
Cash and cash equivalents	(11)	(15)	(26)
Total Interest Income	$38,112	$(32,638)	$5,474

We classify most senior, Re-REMIC, and subordinate securities as available-for-sale (AFS) securities under GAAP. The following table presents the components of the interest income we earned on AFS securities for the three months ended March 31, 2010 and 2009.

Table 9 Interest Income — AFS Securities at Redwood

Three Months Ended March 31, 2010 (Dollars in Thousands)					Yield as a Result of(1)
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$8,062	$10,602	$18,664	$575,688	5.60%	7.37%	12.97%
Re-REMIC Residential	2,576	(651)	1,925	45,852	22.47%	(5.68)%	16.79%
Subordinate
Residential	3,229	(253)	2,976	45,421	28.44%	(2.23)%	26.21%
Commercial	1,035	(319)	716	7,670	53.98%	(16.64)%	37.34%
CDO	38	(26)	12	—
Total Subordinate	4,302	(598)	3,704	53,091	32.41%	(4.51)%	27.90%
Total AFS Securities	$14,940	$9,353	$24,293	$674,631	8.86%	5.55%	14.41%

Three Months Ended March 31, 2009 (Dollars in Thousands)					Yield as a Result of(1)
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$2,787	$3,322	$6,109	$164,200	6.79%	8.09%	14.88%
Subordinate
Residential	8,691	3,440	12,131	49,170	70.70%	27.98%	98.68%
Commercial	4,550	(4,050)	500	46,382	39.24%	(34.93)%	4.31%
CDO	10	—	10	25
Total Subordinate	13,251	(610)	12,641	95,577	55.46%	(2.55)%	52.91%
Total AFS Securities	$16,038	$2,712	$18,750	$259,777	24.70%	4.18%	28.88%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Analysis of Interest Expense at Redwood

Interest expense at Redwood was $1 million for the three months ended March 31, 2010, as compared to $2 million for the three months ended March 31, 2009, a decline of $1 million, primarily as a result of lower short-term interest rates, as well as lower average debt balances as a result of the extinguishment of $10 million of long-term debt during 2009.

Market Valuation Adjustments at Redwood

The following table shows the impact of market valuation adjustments at Redwood for the three months ended March 31, 2010 and 2009.

Table 10 Impact of Market Valuation Adjustments at Redwood

	Three Months Ended March 31,
(In Millions)	2010	2009
Market valuation adjustments, net
Change in fair value of assets and liabilities	$(1)	$(1)
Impairment on AFS securities	(2)	(25)
Total Market Valuation Adjustments, Net	$(3)	$(26)

At Redwood, we classify most securities as AFS and report unrealized gains and losses, and other-than-temporary impairments (OTTI) related to non-credit factors, as a component of stockholders’ equity in our consolidated balance sheet. Conversely, OTTI related to credit factors, and market valuation adjustments on derivatives and trading securities, are recorded through our income statement.

For the first quarter of 2010, we recognized an aggregate $3 million of OTTI at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statement of income, and the remaining $1 million was recognized as a reduction in stockholders’ equity. For the first quarter of 2009, we recognized an aggregate $25 million of OTTI at Redwood. Unrealized losses and OTTI related to non-credit factors totaled $10 million for the first quarter of 2010 and $28 million for the first quarter of 2009.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2010 and 2009.

Table 11 Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2010	2009
Fixed compensation expense	$4,109	$4,028
Variable compensation expense	1,880	556
Equity compensation expense	6,059	1,795
Severance expense	81	28
Total compensation expense	12,129	6,407
Systems	1,577	1,594
Office costs	1,765	1,750
Accounting and legal	1,466	559
Other operating expenses	369	229
Total Operating Expenses	$17,306	$10,539

Operating expenses were $17 million for the three months ended March 31, 2010, as compared to $11 million for the three months ended March 31, 2009, an increase of $6 million. The increase was primarily due to a $4 million non-recurring equity compensation expense related to the accelerated vesting of equity awards from the announced retirement of our Chief Executive Officer. The remaining $2 million increase was the result of a rise in our legal fees and operating expenses of $1 million associated with the expansion of our residential securitization business and an increase in our variable compensation expense of $1 million. We currently expect our quarterly operating costs in 2010 to remain consistent with the expenses in the first quarter of 2010 (excluding the non-recurring charge noted above).

Gains and Losses

The following table details the components of realized gains on sales of investments, net, for the three months ended March 31, 2010 and 2009.

Table 12 Realized Gains, Net

	Three Months Ended March 31,
(In Thousands)	2010	2009
Net gains on sales of real estate securities	$37,379	$337
Net gains on repurchase of Sequoia ABS	6,959	125
Total Realized Gains, Net	$44,338	$462

Realized gains of $44 million for the three months ended March 31, 2010, reflect $37 million in gains on the sales of securities as part of our ongoing portfolio management activities and the repurchase of $15 million of Sequoia ABS at a significant discount to the principal amount owed, resulting in a $7 million gain.

Results of Operations — the Fund

The following table presents the components of the interest income we earned on AFS securities at the Fund in the three months ended March 31, 2010 and 2009.

Table 13 Interest Income — AFS Securities at the Fund

Three Months Ended March 31, 2010 (Dollars in Thousands)					Yield as a Result of
	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$114	$729	$843	$23,750	1.92%	12.28%	14.20%
Subordinate
Residential	58	167	225	6,886	3.37%	9.70%	13.07%
CDO	142	378	520	11,498	4.94%	13.15%	18.09%
Total Subordinate	200	545	745	18,384	4.35%	11.86%	16.21%
Total AFS Securities	$314	$1,274	$1,588	$42,134	2.98%	12.09%	15.07%

Three Months Ended March 31, 2009 (Dollars in Thousands)					Yield as a Result of
	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior
Residential	$207	$1,808	$2,015	$36,606	2.26%	19.76%	22.02%
CDO	147	37	184	6,310	9.32%	2.35%	11.67%
Total Senior	354	1,845	2,199	42,916	3.30%	17.20%	20.50%
Subordinate
Residential	86	287	373	11,930	2.88%	9.62%	12.50%
CDO	170	73	243	7,473	9.10%	3.91%	13.01%
Total Subordinate	256	360	616	19,403	5.28%	7.42%	12.70%
Total AFS Securities	$610	$2,205	$2,815	$62,319	3.92%	14.15%	18.07%

Net interest income at the Fund was $2 million for the three months ended March 31, 2010, and $3 million for the three months ended March 31, 2009. The declines in net interest income were primarily a result of lower balances and reduced coupon income due to lower benchmark LIBOR rates on adjustable rate securities.

Market Valuation Adjustments at the Fund

At the Fund, there were less than $1 million and $4 million of negative market valuation adjustments on AFS securities recognized through our consolidated statements of income (loss) for the three months ended March 31, 2010 and 2009, respectively, all of which were deemed to be OTTI related to credit factors.

Results of Operations — Securitization Entities

The following table presents the net interest income at our securitization entities for the three months ended March 31, 2010 and 2009.

Table 14 Net Interest Income — Securitization Entities

Three Months Ended March 31, 2010 (Dollars in Thousands)	Interest Income/ (Expense)	Premium Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$16,830	$(2,371)	$14,459	$3,681,427	1.57%
Commercial real estate loans	296	—	296	13,750	8.61%
Trading Securities	14,972	—	14,972	267,476	22.39%
Other investments	9	—	9	18,616	0.19%
Cash and cash equivalents	2	—	2	83,140	0.01%
Total Interest Income	32,109	(2,371)	29,738
Interest Expense
ABS issued – Sequoia(1)	(9,175)	(177)	(9,352)	3,589,269	(1.04)%
ABS issued – Acacia	(7,424)	—	(7,424)	288,241	(10.30)%
Interest rate agreements – Sequoia	139	—	139
Interest rate agreements – Acacia	(633)	—	(633)
Total Interest Expense	(17,093)	(177)	(17,270)
Net Interest Income	$15,016	$(2,548)	$12,468

(1)	Sequoia ABS premium amortization includes $210 thousand of bond issuance premium amortization and negative $387 thousand of deferred bond issuance costs (DBIC) amortization.

Three Months Ended March 31, 2009 (Dollars in Thousands)	Interest Income/ (Expense)	Premium Amortization	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$41,092	$(7,459)	$33,633	$4,568,212	2.94%
Commercial real estate loans	272	—	272	11,144	9.76%
Trading Securities	22,103	—	22,103	318,094	27.79%
Other investments	76	—	76	75,359	0.40%
Cash and cash equivalents	88	—	88	39,730	0.89%
Total Interest Income	63,631	(7,459)	56,172
Interest Expense
ABS issued – Sequoia(1)	(24,875)	(218)	(25,093)	4,460,962	(2.25)%
ABS issued – Acacia	(19,695)	—	(19,695)	325,392	(24.21)%
Interest rate agreements – Sequoia	(21)	—	(21)
Interest rate agreements – Acacia	(1,077)	—	(1,077)
Total Interest Expense	(45,668)	(218)	(45,886)
Net Interest Income	$17,963	$(7,677)	$10,286

(1)	Sequoia ABS premium amortization includes $335 thousand of bond issuance premium amortization and negative $553 million of DBIC amortization.

Net interest income at the consolidated securitization entities was $12 million for the three months ended March 31, 2010, as compared to $10 million for the three months ended March 31, 2009, an increase of $2 million. The increase was primarily due to the amount and timing of changes between income yields on securities and loans and expense yields on ABS issued. These changes were largely due to changes in benchmark LIBOR interest rates. Overall interest income and interest expense declined during these periods due to lower average balances of loans, securities, and ABS issued.

Analysis of Interest Income at Securitization Entities

Interest income at our securitization entities was $30 million for the three months ended March 31, 2010, as compared to $56 million for the three months ended March 31, 2009, a decline of $26 million. Interest income declined primarily due to lower benchmark LIBOR interest rates on loans and securities along with lower average balances at our securitization entities. Average balances of loans at consolidated Sequoia entities decreased due to principal repayments on loans and securities with no offsetting acquisition activity. The average prepayment rate for Sequoia loans was 7% during the first quarter of 2010 as compared to 9% in the first quarter of 2009. Average balances of loans at consolidated Sequoia entities also decreased due to the deconsolidation of certain Sequoia entities during the past twelve months. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at our securitization entities.

Table 15 Interest Income at Securitization Entities — Volume and Rate Changes

	Change in Interest Income Three Months Ended March 31, 2010 vs. March 31, 2009
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(6,528)	$(12,645)	$(19,173)
Commercial real estate loans	64	(40)	24
Trading Securities	(3,518)	(3,614)	(7,132)
Other investments	(57)	(10)	(67)
Cash and cash equivalents	96	(182)	(86)
Total Interest Income	$(9,943)	$(16,491)	$(26,434)

Analysis of Interest Expense at Securitization Entities

Interest expense at our securitization entities was $17 million for the three months ended March 31, 2010, as compared to $46 million for the three months ended March 31, 2009, a decline of $29 million. Interest expense declined primarily due to lower average balances of ABS issued at our securitization entities along with lower benchmark LIBOR interest rates on obligations of consolidated securitization entities. The following table details how interest expense at our securitization entities changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 16 Interest Expense at Securitization Entities — Volume and Rate Changes

	Change in Interest Expense Three Months Ended March 31, 2010 vs. March 31, 2009
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(4,907)	$(10,994)	$(15,901)
ABS Issued – Acacia	(2,372)	(10,343)	(12,715)
Total Interest Expense	$(7,279)	$(21,337)	$(28,616)

Loan Loss Provision at Sequoia

We continued to build our allowance for loan losses in the first quarter of 2010 through a provision that was well in excess of our charge-offs during the quarter. The provision for loan losses was $9 million for the three months ended March 31, 2010, as compared to $16 million for the three months ended March 31, 2009. The provision for loan losses exceeded net charge-offs of $3 million (or 0.07% of outstanding loan balances) and $4 million (or 0.08% of outstanding loan balances) for the three months ended March 31, 2010 and 2009, respectively. These charge-offs were generated by $9 million and $15 million of defaulted loans in the three months ended March 31, 2010 and 2009, respectively, for average implied loss severities of 30% and 26% for the three months ended March 31, 2010 and 2009, respectively. This resulted in an increase of $7 million and $12 million in our allowance for loan losses for the three months ended March 31, 2010 and 2009, respectively.

Credit deterioration in the loan portfolio has been most notable in certain states and more recent loan vintages. Loans originated in California, Florida, Georgia, Connecticut, and Arizona accounted for a disproportionately large share (57%) of seriously delinquent loans held by consolidated Sequoia entities at March 31, 2010. Loans originated in 2007 had the largest increase in serious delinquencies over the past three months.

Market Valuation Adjustments at Securitization Entities

We apply the fair value option provided under GAAP for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. This option requires that changes in the fair value of these assets, liabilities, and commitments be recorded in the consolidated statements of income (loss) each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading derivatives with all changes in the fair value of these assets and liabilities recorded through our consolidated statements of income (loss). There were a net negative $8 million and negative $12 million of market valuation adjustments on these assets and liabilities recognized through our consolidated statements of income (loss) for the three months ended March 31, 2010 and 2009, respectively. At consolidated Sequoia entities, there were less than $1 million and $1 million of negative market valuation adjustments on real estate owned (REO) properties recognized through our consolidated statements of income (loss) for the three months ended March 31, 2010 and 2009, respectively.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues, some of which are described below.

Changes in Premium Amortization for Loans at Sequoia

The unamortized premium for loans owned by Sequoia was $48 million at March 31, 2010. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $2 million in the three months ended March 31, 2010, compared to $7 million in the three months ended March 31, 2009.

Changes in Yields for Securities at Redwood and the Fund

The yields we project on real estate securities can have a significant effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to face value), the yield over the remaining life of the security may be adjusted downward.

Changes in the actual maturities of real estate securities may also affect their yields to maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There is no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and any change could be material.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us; however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

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

Some of our derivatives are accounted for as trading instruments and their changes in market values flow through our consolidated statements of income (loss). The assets and liabilities we hedge may not be similarly accounted for as our hedging derivatives (e.g., they may be reported at cost, or only other-than-temporary impairments may be reported through our consolidated statements of income (loss)). This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their value may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Results of Operations — Estimated Taxable Income (Loss)

The following table summarizes our estimated taxable income (loss) and distributions to shareholders for the three months ended March 31, 2010 and 2009. At both March 31, 2010 and 2009, we had no undistributed REIT taxable income.

Table 17 Estimated Taxable Income (Loss) and Distributions to Shareholders

	Three Months Ended March 31,
(In Thousands, Except per Share Data)	2010	2009
Estimated Taxable Income (Loss)
REIT taxable income (loss)	$9,831	$(8,701)
Taxable REIT subsidiary loss	(8,683)	(4,846)
Total Estimated Taxable Income (Loss)	$1,148	$(13,547)
Distributed to shareholders	$19,475	$15,087

Our estimated total taxable income for the first quarter of 2010 was $1 million ($0.01 per share) and included $24 million in credit losses. This compared to estimated total taxable loss for the first quarter of 2009 of $14 million ($0.22 per share), which included $53 million of credit losses. We continue to expect credit losses to be the primary factor in 2010 and result in a taxable loss for the year.

For the three months ended March 31, 2010, we paid a regular quarterly dividend of $0.25. As a result of our REIT tax loss expectations in 2010, we currently expect that this year’s distributions will be characterized as return of capital. However, if credit losses remain at lower levels than experienced in recent quarters and we do generate positive taxable income, a portion of the distributions would be characterized as ordinary income (to the extent of the 2010 income). Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date.

Differences between Taxable Income (Loss) and GAAP Income (Loss)

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

The tables below reconcile our tax and GAAP income (loss) for the three months ended March 31, 2010 and 2009.

Table 18 Differences between Estimated Taxable Income (Loss) and GAAP Net Income (Loss)

	Three Months Ended March 31, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$37,677	$58,716	$(21,039)
Interest expense	(1,075)	(18,182)	17,107
Net interest income	36,602	40,534	(3,932)
Provision for loan losses	—	(9,475)	9,475
Realized credit losses	(24,251)	—	(24,251)
Market valuation adjustments, net	—	(11,237)	11,237
Operating expenses	(11,203)	(17,306)	6,103
Realized gains, net	—	44,338	(44,338)
Provision for income taxes	—	(26)	26
Less: Net income attributable to noncontrolling interest	—	(15)	15
Net Income (Loss)	$1,148	$46,843	$(45,695)
Estimated income (loss) per share	$0.01	$0.58	$(0.57)

	Three Months Ended March 31, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$50,484	$81,438	$(30,954)
Interest expense	(1,330)	(47,642)	46,312
Net interest income	49,154	33,796	15,358
Provision for loan losses	—	(16,032)	16,032
Realized credit losses	(52,613)	—	(52,613)
Market valuation adjustments, net	—	(43,242)	43,242
Operating expenses	(10,088)	(10,539)	451
Realized gains, net	—	462	(462)
Provision for income taxes	—	(105)	105
Less: Net income attributable to noncontrolling interest	—	(716)	716
Net (Loss) Income	$(13,547)	$(34,944)	$21,397
Estimated (loss) income per share	$(0.22)	$(0.65)	$0.43

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2010, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $252 million.

The timing of losses which results from loan defaults will cause volatility in our tax results. During the first quarter of 2010, we realized $24 million of credit losses on securities for tax that we had previously provisioned for under GAAP. Realized credit losses were based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $252 million of tax losses on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced. As of March 31, 2010, for GAAP we had a designated credit reserve of $615 million on our securities and an allowance for loan losses of $61 million for our consolidated residential and commercial loans. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that tax losses will continue to be a significant factor in 2010, although the quarterly timing of actual losses is difficult to accurately project.

Recognition of Gain on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on assets sold may differ, resulting in differences in gains and losses on sale. Thus, although we sold assets in the first quarter of 2010 and realized a gain for GAAP purposes of $37 million, for tax purposes these sales generated gains of $34 million. The majority of this difference relates to the timing variances in the recognition of income and losses. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. As of March 31, 2010, the REIT had $85 million in capital loss carry-forwards ($1.09 per share) that can be used to offset future capital gains over the next five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $19 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary quarter over quarter, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in 2010 or 2011. If we do call a Sequoia securitization, the remaining tax basis in the IOs is written off, creating an ordinary loss at the call date.

Prepayments also affect the quarterly recognition on other securities we own. We are required to use particular prepayment assumptions for the remaining lives of each security. As actual prepayment speeds vary, the yield we recognize for tax purposes in a quarter will be adjusted accordingly. Thus, to the extent prepayments differ from our long-term assumptions or vary from quarter to quarter, the yield recognized will also vary and this difference could be material for a specific security.

Compensation Expense at Redwood

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units, and the cash deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP. In addition, since the decision to exercise options or distribute DSUs or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur. Should there be significant differences in quarterly activity in this regard, our taxable income could be volatile.

Financial Condition

The majority of the assets shown on our consolidated balance sheets are owned by our securitization entities. The earning assets of these entities represent 78% of our consolidated earning assets and the liabilities (ABS issued) of these entities represent 95% of our consolidated liabilities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that our liabilities are not liabilities of the securitization entities and the ABS issued by the securitization entities are not obligations of ours.

The following table shows the components of our balance sheet at March 31, 2010.

Table 19 Consolidating Balance Sheet

March 31, 2010 (In Millions)	Redwood Parent Only	The Fund	Securitization Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$2	$—	$3,660	$—	$3,662
Real estate securities, at fair value:
Trading securities	20	—	269	—	289
Available-for-sale securities	820	27	—	—	847
Other investments	—	—	11	—	11
Cash and cash equivalents	242	—	—	—	242
Investment in the Fund	16	—	—	(16)	—
Investment in Securitization Entities	78	—	—	(78)	—
Total earning assets	1,178	27	3,940	(94)	5,051
Other assets	23	3	118	—	144
Total Assets	$1,201	$30	$4,058	$(94)	$5,195
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	63	1	143	—	207
Asset-backed securities issued	—	—	3,837	—	3,837
Long-term debt	140	—	—	—	140
Total liabilities	203	1	3,980	—	4,184
Stockholders’ equity	998	16	78	(94)	998
Noncontrolling interest	—	13	—	—	13
Total equity	998	29	78	(94)	1,011
Total Liabilities and Equity	$1,201	$30	$4,058	$(94)	$5,195

Analysis of Earning Assets

Real Estate Securities at Redwood

The following table provides real estate securities activity at Redwood for the three months ended March 31, 2010.

Table 20 Real Estate Securities Activity at Redwood

Three Months Ended March 31, 2010 (In Millions)	Residential
	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$644	$106	$21	$9	$1	$781
Acquisitions	174	—	6	—	—	180
Sales	(58)	(28)	—	—	—	(86)
Effect of principal payments	(21)	—	(1)	—	—	(22)
Change in fair value, net	1	(11)	(3)	—	—	(13)
Ending Fair Value	$740	$67	$23	$9	$1	$840

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at March 31, 2010 and December 31, 2009.

Table 21 Fair Value as Percent of Principal Value for Real Estate Securities

March 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	84%	$286	84%	$73	78%	$373	83%
Non-prime	116	82%	232	77%	19	59%	367	77%
Total	130	82%	518	81%	92	73%	740	80%
Residential Re-REMIC	5	46%	8	46%	54	45%	67	46%
Residential Subordinate
Prime	13	7%	3	5%	1	2%	17	5%
Non-prime	6	29%	—	—	—	—	6	10%
Total	19	9%	3	5%	1	2%	23	6%
Commercial	7	16%	2	1%	—	—	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$161		$532		$147		$840

December 31, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	81%	$248	81%	$67	76%	$329	80%
Non-prime	118	81%	183	72%	14	43%	315	73%
Total	132	81%	431	77%	81	67%	644	76%
Residential Re-REMIC	4	41%	13	41%	89	42%	106	41%
Residential Subordinate
Prime	15	8%	3	5%	2	2%	20	6%
Non-prime	—	—	1	11%	—	—	1	11%
Total	15	8%	4	5%	2	2%	21	5%
Commercial	7	16%	2	1%	—	—	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$158		$451		$172		$781

Residential Securities at Redwood

Prime residential securities are residential mortgage-backed securities backed by prime loans. Many of these loans are jumbo loans, with loan balances greater than existing GSE conforming loan limits. Prime securities typically have relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% LTV or less), and limited concentrations of investor properties. Regardless of whether or not the loans backing a mortgage-backed security are of prime quality, there is still a risk that the borrower may not be able to repay the loan.

Non-prime securities are residential mortgage-backed securities that are generally backed by non-prime loans. Most of the borrowers backing non-prime loans have lower FICO scores or impaired credit histories, but exhibit the ability to repay the loan. To compensate for the greater risks and higher costs to service non-prime loans, borrowers often pay higher interest rates, and possibly higher origination fees. We use loss assumptions that are significantly higher when acquiring securities backed by non-prime loans than we use when acquiring securities backed by prime loans.

The following table presents the components of carrying value at March 31, 2010 and December 31, 2009, for our residential securities.

Table 22 Carrying Value of Residential Securities at Redwood

March 31, 2010 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$922	$528
Credit reserve	(319)	(62)
Net unamortized discount	(206)	(136)
Amortized cost	397	330
Gross unrealized gains	84	29
Gross unrealized losses	(26)	(4)
Carrying value of AFS securities	455	355
Carrying value of trading securities	1	19
Total Carrying Value of Residential Securities	$456	$374

December 31, 2009 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$1,016	$496
Credit reserve	(375)	(84)
Net unamortized discount	(248)	(135)
Amortized cost	393	277
Gross unrealized gains	90	41
Gross unrealized losses	(29)	(8)
Carrying value of AFS securities	454	310
Carrying value of trading securities	1	6
Total Carrying Value of Residential Securities	$455	$316

The following table details the carrying value of residential securities at Redwood by the product type and collateral vintage at March 31, 2010 and December 31, 2009. At March 31, 2010, the securities we held consisted of fixed-rate assets (38%), adjustable-rate assets that reset within the next year (43%), hybrid assets that reset between 12 and 36 months (6%), and hybrid assets that reset after 36 months (13%).

Table 23 Carrying Value of Residential Securities at Redwood — By Product and Vintage

March 31, 2010 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	23	287	95	405
Fixed	7	10	33	50
Total prime	31	297	128	456
Non-prime
Option ARM	—	21	8	29
ARM	6	—	—	6
Hybrid	98	24	1	123
Fixed	19	187	10	216
Total non-prime	123	232	19	374
Total Residential Securities	$154	$529	$147	$830

December 31, 2009 (In Millions)	Vintage
	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	25	261	121	407
Fixed	6	4	37	47
Total prime	32	265	158	455
Non-prime
Option ARM	—	21	6	27
ARM	2	—	—	2
Hybrid	105	56	—	161
Fixed	11	107	8	126
Total non-prime	118	184	14	316
Total Residential Securities	$150	$449	$172	$771

The loans underlying all of our residential subordinate securities totaled $64 billion at March 31, 2010, consisting of $59 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (47%). During the first quarter of 2010, realized losses on our residential subordinate securities reduced our credit reserve by $43 million. Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2010 were 7.69% of current balances. Serious delinquencies were 5.84% of current balances for loans in prime pools and 30.38% of current balances for loans in non-prime pools.

Some of the underlying factors impacting the performance of our residential securities include housing prices and loan modifications. We believe overall housing prices may be approaching the bottom of this housing cycle, but we expect further price declines in certain markets. We note that home price depreciation since 2006 (~29% in the Case Shiller Composite-20) has been sufficient to restore nation-wide housing affordability to levels consistent with long-term stability. Price-to-rent and price-to-income metrics are within their historic range, which suggests that the fundamentally driven reversion in home prices is nearing an end for the nation as a whole, but not necessarily in each market. However, oversupply continues to be the major obstacle to a recovery in home prices. Even in markets where affordability has been restored, supply overhang is holding prices down. This is the primary reason for our belief that housing prices have further to decline in certain markets.

Housing inventories have increased since January. The National Association of Realtors reported that the number of homes for sale in March increased 9% quarter-over-quarter, and months of supply has increased 11% to 8 months over the same period.

•	The relative stability of home prices in 2009 was due in part to 9 months of declining inventories. A reversal of this trend will have negative consequences for housing markets in 2010.
•	This new supply may represent new listings of seriously delinquent mortgage properties. This “Shadow Inventory,” which Amherst Securities estimates at over 7 million homes, potentially represents another 16 months of supply.
•	A portion of the increase likely reflects the seasonality of home listings, which normally increase during the spring and summer. From 2000-2009, both inventories and months supply have increased 6% on average during the first quarter of the calendar year. The first quarter 2010 metrics noted above suggest that there are other, non-seasonal forces involved.

Although there are some in favor of loan modifications and principal reductions, policymakers are struggling to address the “moral hazard” of appearing to reward at-risk and delinquent homeowners, while other potentially qualifying homeowners continue to make their payments. As foreclosures increase and put additional pressure on housing values, we expect the debate over loan modifications and principal reductions to be elevated by policymakers. To the extent that principal reductions on first lien mortgages become implemented through government actions, it could undermine the value of existing RMBS (particularly RMBS backed by weaker collateral) and cause the re-pricing of credit risk in the mortgage finance markets.

The Administration’s Home Affordable Modification Program (HAMP) continues to move forward at a slower than originally anticipated pace. According to the Treasury Department’s latest data for March 2010, over 1.4 million borrowers have been offered trial modifications, 1.2 million modification trials have been initiated, and 230,801 trials have been made permanent. Loan servicers continue to face a large backlog of delinquent loans, conflicts remain between the interests of first- and second-lien holders, borrowers are not providing documentation, and borrowers with significant negative equity have little incentive to continuing making payments. The Treasury Department’s goal is to help between 3 to 4 million homeowners avoid foreclosure through 2012.

In late March 2010, the Treasury Department amended the HAMP program to add principal reduction as a potential option for servicers. With approximately 25% of borrowers having negative equity and projections for that percentage to approximately double over the next two years, many borrowers with negative equity have few incentives to continue making their payments, particularly if they have little or no hope of recovering lost value. If successful, this principal reduction aspect of HAMP could be positive for senior RMBS securities, which represent nearly 90% of our residential securities at March 31, 2010. However, it is too early to determine how prevalent principal reductions will be since the program is voluntary for lenders and borrowers must be current on their existing mortgages and fully document their loans.

The presence of second mortgage liens on many houses complicates loan modification efforts. In summary, second lien holders, who often have recourse to borrowers for balance deficiencies, are often unwilling or have little incentive to work with borrowers and holders of first mortgages, particularly borrowers who are perceived to be engaging in strategic defaults. (Strategic defaults occur when borrowers have the capacity to pay and decide not to pay their mortgages, often to gain negotiating leverage for loan modifications.) In late March 2010, the Treasury Department issued details of its second lien modification program, which includes financial incentives for second lien holders to participate. The second lien program will take some time to implement and additional details and procedures still need to be worked out, which will likely further delay loan modifications in the near term.

Commercial Securities at Redwood

We invest in commercial securities, a type of mortgage-backed security that is secured by one or more loans on commercial properties. We have not acquired any commercial securities in two years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

Currently, all of our existing commercial investments at Redwood are subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $9 million at both March 31, 2010 and December 31, 2009. These securities provided credit enhancement on $25 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $932 million at March 31, 2010, an increase of $218 million from December 31, 2009. Our credit reserve of $139 million at March 31, 2010, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Since we generally do not anticipate prepayments on our commercial securities, our expected returns are therefore based on our receipt of interest on the outstanding face value of the securities until credit losses are realized or our cash flow is otherwise halted by the trustee due to appraisal reductions on the collateral underlying loans in special servicing or for other reasons related to the anticipation of an economic loss. Realized credit losses on our commercial securities were $7 million during the first quarter of 2010, and were charged against our designated credit reserve.

Real Estate Securities at the Fund

The following table provides information on the activity at the Fund for the three months ended March 31, 2010.

Table 24 Securities at the Fund — Activity

Three Months Ended March 31, 2010 (In Millions)	Residential
	Senior	Subordinate	CDO	Total
Beginning fair value	$27	$6	$4	$37
Sales	(14)	—	—	(14)
Effect of principal payments	(1)	—	—	(1)
Change in fair value, net	5	—	—	5
Ending Fair Value	$17	$6	$4	$27

The fair value of securities held at the Fund was $27 million at March 31, 2010, which includes $10 million of unrealized losses. We recognized less than $1 million of other-than-temporary impairments on these securities in the first quarter of 2010.

Real Estate Securities at Acacia Securitization Entities

The following table provides information on the activity at consolidated Acacia securitization entities for the three months ended March 31, 2010.

Table 25 Securities at Acacia — Activity

Three Months Ended March 31, 2010 (In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$105	$96	$55	$14	$270
Effect of principal payments	(1)	(4)	—	—	(5)
Change in fair value, net	3	2	—	(1)	4
Ending Fair Value	$107	$94	$55	$13	$269

In addition to the $269 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $31 million of ABS issued by Sequoia securitization entities, $11 million in non-real estate securities, and $17 million in commercial loans at March 31, 2010.

Derivative Financial Instruments at Acacia Securitization Entities

At March 31, 2010, consolidated Acacia securitization entities were party to interest rate agreements with an aggregate notional value of $1.6 billion and an aggregate fair value of net negative $61 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

At March 31, 2010, one Acacia entity held credit default swaps (CDS) with an $11 million notional balance and a fair value of negative $11 million. At December 31, 2009, one Acacia entity held CDS with a notional balance of $20 million and a fair value of negative $20 million. During the three months ended March 31, 2010, the reference securities underlying these CDS experienced principal losses resulting in a $10 million obligation. The increase in fair value, net of principal losses, on CDS is recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

Real Estate Loans at Sequoia Securitization Entities

The following table provides details of residential real estate loans activity at the Sequoia securitization entities during the three months ended March 31, 2010.

Table 26 Residential Real Estate Loans at Sequoia — Activity

(In Millions)	Three Months Ended March 31, 2010
Balance at beginning of period	$3,725
Principal repayments	(69)
Charge-offs, net	3
Transfers to REO	(5)
Premium amortization	(2)
Provision for credit losses	(9)
Balance at End of Period	$3,643

The majority of the loans at the Sequoia securitization entities are prime-quality, seasoned residential loans made to borrowers with demonstrated credit histories. Approximately $3.60 billion (or 98%) of outstanding loan balances held at Sequoia securitization entities represents first-lien loans collateralized by residential properties. The remaining $60 million are second-lien loans also collateralized by residential properties. As of March 31, 2010, $3.38 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 730 and the weighted average original loan-to-value ratio (LTV) was 67%.

We acquired and securitized loans in April 2010 which represented our first such transaction since 2007. We intend to execute additional securitization transactions in the future. To acquire loans for securitization we will execute additional bulk purchases, as appropriate, and plan to purchase mortgage loans on a loan by loan basis from originators, provided in each case that they meet a certain set of standards on an ongoing basis. Prior to 2006, our loan purchases were predominately comprised of short reset LIBOR-indexed ARMs. Beginning in 2006, we expanded our acquisitions to include hybrid loans (loans with a fixed-rate coupon for a period of two to ten years before becoming adjustable). At March 31, 2010, 96% of residential loans (by unpaid principal balance) held at Sequoia securitization entities were one-month or six-month LIBOR ARMs and the remaining 4% were hybrid loans. Of the $157 million of hybrid loans held at Sequoia securitization entities at March 31, 2010, $73 million (or 46%) had reset as of March 31, 2010, and are now floating rate loans.

The following table highlights the scheduled reset dates for outstanding hybrid loans held at Sequoia securitization entities that have not reached their first reset as of March 31, 2010.

Table 27 Held-for-Investment Hybrid Loan Reset Dates

(In Millions)	March 31, 2010
Reset Date
2010	$3
2011	—
2012	43
2013	2
2014	21
2017	16
Total Outstanding Principal	$85

Prepayment speeds on loans held at Sequoia securitization entities remain low as one- and six-month LIBOR rates have remained low relative to historical averages. As of March 31, 2010, LIBOR ARM loans at Sequoia had a weighted average coupon of 1.82% and hybrid loans had a weighted average coupon of 4.43%.

The following chart details the prepayment speeds of loans held at Sequoia securitization entities over the past four years.

Residential Loans at Sequoia Entities Prepayment Speeds

Allowance for Loan Losses at Sequoia Securitization Entities

Each quarter we perform a process in accordance with GAAP to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 to the financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q. Our analysis is also discussed both in Note 8 to the financial statements as well as in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Results of Operations — Securitization Entities”.

Liabilities, Obligations, and Commitments

The following table presents our contractual obligations and commitments as of March 31, 2010, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 28 Contractual Obligations and Commitments as of March 31, 2010

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	260	4	12	17	227
Accrued interest payable	1	1	—	—	—
Operating leases	12	2	4	2	4
Total Redwood Obligations and Commitments	$413	$7	$16	$19	$371
Obligations of Securitization Entities
Consolidated ABS(1)	$6,544	$—	$—	$—	$6,544
Anticipated interest payments on ABS(2)	4,136	60	307	476	3,293
Accrued interest payable	5	5	—	—	—
Total obligations of Securitization Entities	$10,685	$65	$307	$476	$9,837
Total Consolidated Obligations and Commitments	$11,098	$72	$323	$495	$10,208

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of March 31, 2010.

Redwood Obligations

In 2006, we issued $100 million of long-term debt in the form of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2008 we repurchased $10 million principal amount of this subordinated debt in the open market at a cost of $3.4 million. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

To hedge the variability in our long-term debt interest expense, we entered into interest rate swaps with aggregate notional values totaling $140 million during the first quarter of 2010, fixing our interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity through the life of the hedge.

Securitization Entities’ Obligations

At March 31, 2010, there was $3.6 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.6 billion of ABS issued by Sequoia entities that were also reported at cost. At March 31, 2010, there was $269 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $279 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by our securitization entities for the three months ended March 31, 2010.

Table 29 ABS Issued Activity — Securitization Entities

	Three Months Ended March 31, 2010
(In Thousands)	December 31, 2009	Paydowns	Extinguishment of Debt	Amortization	Valuation Adjustments	March 31, 2010
Sequoia ABS issued with principal value, net	$3,625,743	$(70,586)	$(15,296)	$(208)	$—	$3,539,653
Sequoia ABS interest only issued	19,190	—	(301)	(873)	—	18,016
Total Sequoia ABS issued	3,644,933	(70,586)	(15,597)	(1,081)	—	3,557,669
Acacia ABS issued	297,596	(25,982)	—	—	7,857	279,471
Total ABS Issued	$3,942,529	$(96,568)	$(15,597)	$(1,081)	$7,857	$3,837,140

Stockholders’ Equity

The following table provides a summary of changes to stockholders’ equity for the three months ended March 31, 2010.

Table 30 Stockholders’ Equity

(In Millions)	Three Months Ended March 31, 2010
Beginning Stockholders’ Equity	$972
Issuance of new equity capital, net	6
Unrealized gains on securities and derivatives, net	(7)
Distributions to shareholders	(20)
Net income	47
Ending Stockholders’ Equity	$998

The following table provides cumulative balances of unrealized gains and losses by the type of investment at March 31, 2010 and December 31, 2009.

Table 31 Cumulative Other Comprehensive Income (Loss)

(In Millions)	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
			Residential	Commercial	CDO
December 31, 2009	$73	$42	$(25)	$1	$(3)	$(23)	$65
OTTI recognized in OCI	—	—	(1)	—	—	—	(1)
Net unrealized (loss) gain on real estate securities	3	(11)	1	—	—	—	(7)
Reclassification:
Other-than-temporary impairment to net income	1	—	1	—	—	—	2
Unrealized loss to noncontrolling interest	(2)	—	—	—	—	—	(2)
Cumulative Income (Loss) Recognized in Stockholders’ Equity at March 31, 2010	$75	$31	$(24)	$1	$(3)	$(23)	$57

Critical Accounting Policies

See the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the Company’s critical accounting policies. Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2009, any changes to our critical accounting policies or the methodologies or assumptions we apply under them are noted in Note 3 to the consolidated financial statements presented in this Quarterly Report on Form 10-Q. We also describe in Note 3 certain recent accounting pronouncements that will amend the critical accounting policies we apply in future periods.

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

We also own securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans while many are Alt-A quality loans (and a few are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

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

Prepayment risks exist in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs) benefit from slower prepayments on the underlying loans. We are currently biased in favor of faster prepayment speeds with respect to the long-term economic effect of residential loan prepayments. We note that changes in residential loan prepayment rates could result in GAAP and tax earnings volatility.

With respect to securities backed by residential mortgage loans (and in particular, IOs), changes in prepayment forecasts by market participants could affect the market values of those securities sold by securitization entities, and thus could affect the economics associated with securitizing assets.

Our credit results and risks can also be affected by prepayments. For example, credit risks for the securities we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates reduce our credit risks on our existing portfolio.

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

Fair Value and Liquidity Risks

The securities that we sponsor are generally funded with equity with no associated recourse debt that might affect our liquidity position. The assets and liabilities at Acacia are accounted for under the fair value option, with all changes in market values being recorded through our income statement. Though this potentially creates earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position.

Most of the real estate loans that we consolidate are accounted for using the “held-for-investment” GAAP classification and are reported at their amortized cost. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued have no impact on our liquidity. ABS issued by Sequoia are reported at amortized cost as are the residential loans collateralizing these ABS. We report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood’s liquidity. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities is there an effect to Redwood from changes in fair values of these securities.

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

These market and economic conditions have spurred government initiatives and interventions designed to address them. Given the size and scope of the government actions, they will affect many of the market risks described above, although the total impact is not yet fully known. As these initiatives are further developed and their effects become more apparent, we will continue to seek to take them into account in managing the risks inherent in our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” above. Other than developments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2009.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There are no material changes with respect to legal proceedings disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009. Other than as disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. As of March 31, 2010, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased during the three months ended March 31, 2010.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	4,923	(1)	$14.46	—	4,658,071
February 1, 2010 – February 28, 2010	—		—	—	4,658,071
March 1, 2010 – March 31, 2010	—		—	—	4,658,071
Total	4,923		$14.46	—	4,658,071

(1)	The 4,923 shares repurchased during January 2010 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.2*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)
10.3*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and Redwood Trust, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates exhibits that include management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: May 5, 2010	By: /s/ George E. Bull, III George E. Bull, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2010	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: May 5, 2010	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.2*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)
10.3*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and Redwood Trust, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates exhibits that include management contracts or compensatory plans or arrangements.