Form 10-Q
period 2010-06-30
REDWOOD TRUST INC
filed 2010-08-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,979,850 shares outstanding as of August 3, 2010

REDWOOD TRUST, INC.
2010 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2010	December 31, 2009
ASSETS
Real estate loans	$3,810,155	$3,739,254
Real estate securities, at fair value:
Trading securities	275,994	277,274
Available-for-sale securities	740,963	810,471
Total real estate securities	1,016,957	1,087,745
Other investments	3,654	20,371
Cash and cash equivalents	288,376	242,818
Total earning assets	5,119,142	5,090,188
Restricted cash	26,814	94,306
Accrued interest receivable	14,085	18,193
Derivative assets	4,735	12,372
Deferred tax asset	2,452	4,810
Deferred asset-backed securities issuance costs	7,045	6,639
Other assets	45,312	26,142
Total Assets(1)	$5,219,585	$5,252,650
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	6,315	5,968
Derivative liabilities	106,355	83,800
Accrued expenses and other liabilities	10,184	71,828
Dividends payable	19,477	19,434
Asset-backed securities issued – Sequoia	3,681,622	3,644,933
Asset-backed securities issued – Acacia	253,104	297,596
Long-term debt	140,000	140,000
Total liabilities(2)	4,217,057	4,263,559
Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 77,908,439 and 77,737,130 issued and outstanding	779	777
Additional paid-in capital	1,684,304	1,674,367
Accumulated other comprehensive income	38,199	64,860
Cumulative earnings	440,332	364,888
Cumulative distributions to stockholders	(1,173,079)	(1,133,171)
Total stockholders’ equity	990,535	971,721
Noncontrolling interest	11,993	17,370
Total equity	1,002,528	989,091
Total Liabilities and Equity	$5,219,585	$5,252,650

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At June 30, 2010, these assets totaled $4,139,970, net of noncontrolling interest.
(2)	Our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2010, these liabilities totaled $4,023,219.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Real estate loans	$16,015	$30,614	$30,808	$64,583
Real estate securities	40,458	43,475	84,357	90,737
Other investments	4	55	13	131
Cash and cash equivalents	93	117	110	247
Total interest income	56,570	74,261	115,288	155,698
Interest Expense
Short-term debt	(36)	—	(36)	—
Asset-backed securities issued	(18,988)	(37,499)	(36,054)	(83,332)
Long-term debt	(2,140)	(1,502)	(3,256)	(3,310)
Total interest expense	(21,164)	(39,001)	(39,346)	(86,642)
Net Interest Income	35,406	35,260	75,942	69,056
Provision for loan losses	(4,321)	(14,545)	(13,797)	(30,577)
Market valuation adjustments on trading instruments	(2,909)	4,102	(12,200)	(10,107)
Other-than-temporary impairments(1)	(4,216)	(33,237)	(6,162)	(62,272)
Market valuation adjustments, net	(7,125)	(29,135)	(18,362)	(72,379)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	23,960	(8,420)	43,783	(33,900)
Operating expenses	(11,227)	(10,769)	(28,533)	(21,308)
Realized gains, net	16,080	25,525	60,417	25,988
Net income (loss) before provision for income taxes	28,813	6,336	75,667	(29,220)
(Provision for) benefit from income taxes	(26)	514	(52)	409
Net income (loss)	28,787	6,850	75,615	(28,811)
Less: Net income (loss) attributable to noncontrolling interest	186	127	171	(589)
Net Income (Loss) Attributable to Redwood Trust, Inc.	$28,601	$6,723	$75,444	$(28,222)
Basic earnings (loss) per common share:	$0.36	$0.10	$0.94	$(0.48)
Diluted earnings (loss) per common share:	$0.35	$0.10	$0.94	$(0.48)
Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Special dividends declared per common share	—	—	—	—
Total dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Basic weighted average shares outstanding	77,800,642	65,697,887	77,739,279	59,137,864
Diluted weighted average shares outstanding	78,852,259	66,362,723	78,661,642	59,137,864

(1)	For the three months ended June 30, 2010, other-than-temporary impairments were $7,086, of which $2,870 were recognized in Accumulated Other Comprehensive Income (Loss). For the six months ended June 30, 2010, other-than-temporary impairments were $10,701, of which $4,539 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	75,444	—	171	75,615
Net unrealized (loss) gain on available-for-sale securities	—	—	—	(12,987)	—	—	2,090	(10,897)
Reclassification of other-than-temporary impairments to net income	—	—	—	5,411	—	—	—	5,411
Net unrealized loss on interest rate agreements				(20,631)				(20,631)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	1,546	—	—	—	1,546
Total other comprehensive loss				(26,661)
Total comprehensive income								51,044
Issuance of common stock:
Dividend reinvestment & stock purchase plans	122,483	2	1,974	—	—	—	—	1,976
Employee stock purchase and incentive plans	48,826	—	(245)	—	—	—	—	(245)
Non-cash equity award compensation	—	—	8,208	—	—	—	—	8,208
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(7,638)	(7,638)
Common dividends declared	—	—	—	—	—	(39,908)	—	(39,908)
June 30, 2010	77,908,439	$779	$1,684,304	$38,199	$440,332	$(1,173,079)	$11,993	$1,002,528

For the Six Months Ended June 30, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Cumulative adjustment – accounting change				(59,634)	59,634
Net (loss) income	—	—	—	—	(28,222)	—	(589)	(28,811)
Net unrealized gain (loss) on available-for-sale securities	—	—	—	1,844	—	—	(623)	1,221
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	35,827	—	—	—	35,827
Reclassification of unrealized loss on interest rate agreements to net (loss) income	—	—	—	2,210	—	—	—	2,210
Total other comprehensive loss				(19,753)
Total comprehensive loss								10,447
Issuance of common stock:
Secondary offerings	43,690,000	436	519,704	—	—	—	—	520,140
Dividend reinvestment & stock purchase plans	139,750	2	1,571	—	—	—	—	1,573
Employee stock purchase and incentive plans	203,163	1	(1,168)	—	—	—	—	(1,167)
Non-cash equity award compensation	—	—	4,156	—	—	—	—	4,156
Contributions from noncontrolling interests, net	—	—	—	—	—	—	(3,530)	(3,530)
Common dividends declared	—	—	—	—	—	(36,418)	—	(36,418)
June 30, 2009	77,503,470	$774	$1,673,656	$(76,618)	$297,471	$(1,093,488)	$17,869	$819,664

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss) attributable to Redwood Trust, Inc.	$75,444	$(28,222)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(16,409)	3,493
Depreciation and amortization of non-financial assets	439	539
Provision for loan losses	13,797	30,577
Non-cash equity award compensation	8,208	4,156
Market valuation adjustments, net	18,362	72,379
Realized gains, net	(60,417)	(25,988)
Net change in:
Accrued interest receivable	3,732	9,738
Deferred tax asset	2,358	1,325
Other assets	(13,079)	30,193
Accrued interest payable	5,602	(11,549)
Accrued expenses and other liabilities	(61,644)	22,280
Net cash (used in) provided by operating activities	(23,607)	108,921
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(238,076)	—
Principal payments on real estate loans held-for-investment	148,647	199,516
Purchases of real estate securities available-for-sale	(186,057)	(438,669)
Proceeds from sales of real estate securities available-for-sale	247,528	57,898
Principal payments on real estate securities available-for-sale	71,083	52,372
Purchases of real estate securities trading	(17,137)	—
Proceeds from sales of real estate securities trading	6,119	—
Principal payments on real estate securities trading	31,102	50,942
Principal payments on other investments	9,675	14,279
Net decrease (increase) in restricted cash	67,492	(12,616)
Net cash provided by (used in) investing activities	140,376	(76,278)
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	211,178	—
Repurchase of asset-backed securities	(8,639)	—
Deferred asset-backed security issuance costs	(1,667)	—
Repayments on asset-backed securities	(200,214)	(271,626)
Net settlements of derivatives	(26,268)	(24,702)
Net proceeds from issuance of common stock	1,731	520,546
Dividends paid	(39,865)	(42,147)
Change in noncontrolling interests	(7,467)	(4,119)
Net cash (used in) provided by financing activities	(71,211)	177,952
Net increase in cash and cash equivalents	45,558	210,595
Cash and cash equivalents at beginning of period	$242,818	$126,480
Cash and cash equivalents at end of period	$288,376	$337,075
Supplemental Disclosures:
Cash paid for interest	$32,646	$105,591
Cash paid for taxes	$15	$70
Dividends declared but not paid at end of period	$19,477	$19,376

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and six months ended June 30, 2010, may not necessarily be indicative of the results for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. All amounts presented herein, except per share data, are shown in thousands.

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

Principles of Consolidation

We apply ASC 860 and ASC 810-10 to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. These standards became effective for our interests in all VIEs as of January 1, 2010, except for the Fund, as a result of the FASB’s decision to delay the applicability of ASC 810-10 for private equity funds. Our determination of whether we must consolidate the Fund was made in accordance with FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)), at the time we acquired our interests in the Fund.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2. Basis of Presentation  – (continued)

We currently consolidate the assets, liabilities, and noncontrolling interests of the Fund, as well as the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain continuing involvement. For financial reporting purposes, the real estate securities owned at the Fund are shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third parties is shown under noncontrolling interest. In our consolidated statements of income (loss), we record interest income on the securities owned at the Fund. Since the Fund is currently funded with equity, there is no associated interest expense. The underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans and securities owned by consolidated Sequoia and Acacia entities and interest expense on the ABS issued by these entities.

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

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (AFS) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for in a consistent manner. Additionally, we may elect to apply the fair value option for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex.

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
June 30, 2010
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
June 30, 2010
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We primarily denote trading securities as those securities where we have adopted the fair value option. We currently account for certain securities at Redwood and all securities at Acacia entities as trading securities, at fair value.

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
June 30, 2010
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

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income (loss), a component of stockholders’ equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income (loss). This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income (loss). The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the fair value is deemed to be the “non-credit” component of the OTTI that is recorded to accumulated other comprehensive income (loss). Future amortization and accretion for the security is computed based upon the new amortized cost basis.

In the second quarter of 2009, as part of our adoption of new authoritative GAAP that we currently use to evaluate impairments on AFS securities, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. We determined that $224 million of these OTTI related to securities where we either had the intent to sell or the OTTI did not include a non-credit component. The remaining $226 million of these OTTI related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component (of which $60 million related to Redwood’s interest and $1 million related to noncontrolling interest at the Fund). In accordance with the adoption guidance, we recorded a $61 million one-time cumulative-effect adjustment, net of any related tax effects, to reclassify the non-credit component of these OTTI previously recorded through our consolidated statements of income (loss), as was prescribed under previous GAAP. This reclassification increased retained earnings and decreased other comprehensive income (OCI), resulting in zero net impact to reported stockholders’ equity and noncontrolling interest.

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
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At June 30, 2010, we had minimal concentrations of credit risk arising from cash deposits as more than 97% of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities, and cash pledged as collateral on interest rate agreements. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners. At June 30, 2010, we did not have any significant concentrations of credit risk arising from restricted cash deposits as more than 98% of our restricted cash was held in custodial accounts, invested in U.S. Government Treasury Bills, or held in FDIC-insured bank products.

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

Derivative Financial Instruments

Derivative financial instruments include contractual interest rate agreements, other hedging instruments, and credit derivatives. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with a positive fair value to us are reported as an asset and derivatives with a negative fair value to us are reported as a liability. We classify each of our derivative financial instruments as either (i) a trading instrument (no hedging designation); or, (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in fair value of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income (loss) through market valuation adjustments, net. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity. Interest income or expense and any ineffectiveness associated with these hedging derivatives are recorded as a component of net interest income in our consolidated statements of income (loss). We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liabilities.

We will discontinue cash flow hedge accounting if (i) we determine that the hedging derivative(s) is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate a cash flow hedging relationship but the associated hedged item continues to exist, the fair value of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income (loss) and is amortized using the straight-line method through interest expense over the remaining life of the hedged liability.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Interest Rate Agreements

Interest rate agreements we currently utilize include interest rate swaps and caps. Interest rate swaps used at Redwood or Acacia are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows; or (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or stockholders’ equity caused by interest rate volatility.

Other Hedging Instruments

Other hedging instruments we currently utilize include “To Be Announced” (TBA) contracts, which are forward commitments to purchase agency mortgage-backed securities to be issued in the future. We enter into TBA commitments to offset — to varying degrees — changes in the value of mortgage products in which we have exposure.

Credit Derivatives

Credit derivatives we currently utilize include credit default swaps (CDS), which are agreements to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us, or our consolidated securitization entities, to synthetically assume the credit risk of a reference security or index of securities. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a qualifying credit event (e.g., an interest shortfall, a failure to pay principal, or a distressed rating downgrade), the market perception of default risk and counterparty risk, and supply and demand changes.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets are generated by differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced.

Deferred Asset-Backed Securities Issuance Costs

ABS issuance costs are expenses associated with the issuance of ABS from the Sequoia securitization entities we sponsor. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related ABS issued.

Other Assets

Other assets include real estate owned (REO), fixed assets, principal receivable, and other prepaid expenses. REO is reported at the lower of cost or fair value. Subsequent declines in the value of an REO property are recorded in our consolidated statements of income (loss) as a component of market valuation adjustments, net. All other assets are reported at cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

See Note 11 for further discussion on other assets.

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. In the second quarter of 2010, we incurred short-term debt and intend to use short-term debt as we accumulate loans in the future. We had no short-term debt outstanding at June 30, 2010.

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

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes at Redwood and is carried at its unpaid principal balance. Our long-term debt is unsecured with quarterly interest payments at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a margin until it is redeemed in whole or matures at a future date.

See Note 13 for further discussion on long-term debt.

Equity

Earnings (Loss) Per Common Share

Basic earnings per share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders, less income allocated to participating securities (as described below). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of equity awards.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

On January 1, 2009, we adopted new accounting guidance on EPS that defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends. Our adoption of this guidance required us to recast previously reported EPS and did not have a significant impact on EPS.

Other Comprehensive Income (Loss)

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges are reported as components of other comprehensive income (loss) on our consolidated statements of equity and comprehensive income (loss). Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income (loss) are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with GAAP, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income (loss) allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income (loss). A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive income (loss).

Equity Compensation Plans

Incentive Plan

In May 2010, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), deferred stock units (DSUs), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. These awards generally vest over a four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

The cost of equity awards is determined in accordance with share-based payment accounting guidance and amortized over the vesting term using an accelerated method for equity awards granted prior to December 1, 2008. For equity awards granted after December 1, 2008, the cost of the awards is amortized over the vesting period on a straight-line basis. Timing differences between the accelerated and straight-line methods of amortization were determined to not be material to our financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force, to clarify the accounting for loan modifications when the loan is part of a pool of loans that is accounted for as a single asset. The new guidance provides that modification of such loans that are accounted for within a pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The entity would continue to consider whether such pool of assets is impaired if the expected cash flows for the pool change. The amended guidance does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be accounted for under the troubled debt restructuring guidance. In addition, the amended guidance allows entities to make a one-time election to terminate accounting for loans in a pool. The amended guidance is effective for a modification of a loan(s) accounted for within a pool occurring in the first interim or annual period ending on or after July 15, 2010. The amended guidance must be applied prospectively, and early application is permitted. We are currently evaluating the impact of ASU 2010-18 on our consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. ASU 2010-20 requires disclosures of the portfolio

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

segment and class of financing receivable levels, and focuses on the following: nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans (individually evaluated for impairment), credit quality information, and modification. The amended guidance is effective for public companies in the first interim or annual period ending on or after December 31, 2010. ASU 2010-20 will increase our loan and allowance for loan loss disclosures, but will not have an effect on our consolidated financial statements.

Note 4. Principles of Consolidation

We apply ASC 860 and ASC 810-10 to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. ASC 860 considers whether securitizations and other transfers of financial assets are treated as sales or financings. Additionally, ASC 810-10 addresses whether VIEs (e.g., certain legal entities often used in securitization and other structured finance transactions) should be included in the consolidated financial statements of any particular interested party. These standards became effective for our interests in all VIEs as of January 1, 2010, except for the Fund as a result of the FASB’s decision to delay the applicability of ASC 810-10 for private equity funds. Our determination of whether we must consolidate the Fund was performed in accordance with FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)), at the time we acquired our interests in the Fund.

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include the Fund, certain Sequoia securitization entities, and the Acacia entities. The following table presents a summary of the assets and liabilities of these VIEs.

Assets and Liabilities of Consolidated VIEs at June 30, 2010

(Dollars in thousands)	The Fund	Sequoia Entities	Acacia Entities	Total
Real estate loans	$—	$3,788,024	$19,485	$3,807,509
Real estate securities	25,080	—	257,530	282,610
Other investments	—	—	3,654	3,654
Other assets	2,428	23,882	32,993	59,303
Total Assets	$27,508	$3,811,906	$313,662	$4,153,076
Asset-backed securities	$—	$3,708,395	$253,104	$3,961,499
Other liabilities	806	2,892	84,491	88,189
Total Liabilities	$806	$3,711,287	$337,595	$4,049,688
Noncontrolling Interest	$11,993	$—	$—	$11,993
Number of VIEs	1	37	10	48

We determined that we are the primary beneficiary of the Fund as our ongoing asset management responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of the Fund, and our significant general and limited partnership interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

In April 2010, we sponsored a $238 million residential prime jumbo mortgage securitization through our Sequoia program and recorded the assets and liabilities of this entity on our consolidated balance sheet, as we did not meet the sale criteria at the time we transferred financial assets to this entity. We determined that we are the primary beneficiary of this Sequoia entity as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of the entity and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

We consolidate the assets and liabilities of the Acacia securitization entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities and we are the primary beneficiary of these Acacia VIEs. Our ongoing asset management responsibilities and call options provide us with the power to direct the activities that most significantly impact the economic performance of these individual entities, and our equity investments in each entity provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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

The following table presents a summary of Redwood’s interest in third party VIEs at June 30, 2010, grouped by collateral type and ownership interest.

VIE Summary

June 30, 2010 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$630,099	99
Re-REMIC	69,070	10
Subordinate	26,436	203
Commercial	7,610	15
CDO	1,132	10
Total Third-party Real Estate Securities	$734,347	337

Our future assessments of whether we are required to consolidate a VIE may change based upon the facts and circumstances pertaining to each VIE. Changes in accounting for any VIE could result in a material impact to our financial statements in subsequent reporting periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to measure the fair value of the assets and liabilities in the table above. This hierarchy prioritizes relevant market inputs in order to determine an “exit price”, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Additionally, relevant market data, to the extent available and not internally generated or entity specific information should be used to determine fair value. Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability being measured at fair value.

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,788,266	$3,112,660	$3,724,791	$3,000,496
Real estate loans (held-for-sale)	2,404	2,404	2,374	2,374
Real estate loans (fair value)	19,485	19,485	12,089	12,089
Trading securities	275,994	275,994	277,274	277,274
Available-for-sale securities	740,963	740,963	810,471	810,471
Other investments	3,654	3,654	20,371	20,371
Cash and equivalents	288,376	288,376	242,818	242,818
Derivative assets	4,735	4,735	12,372	12,372
Restricted cash	26,814	26,814	94,306	94,306
Accrued interest receivable	14,085	14,085	18,193	18,193
REO (included in other assets)	11,797	11,797	17,421	17,421
Liabilities
Derivative liabilities	106,355	106,355	83,800	83,800
Accrued interest payable	6,315	6,315	5,968	5,968
ABS Issued
ABS issued – Sequoia	3,681,622	3,016,105	3,644,933	2,909,032
ABS issued – Acacia	253,104	253,104	297,596	297,596
Total ABS issued	3,934,726	3,269,209	3,942,529	3,206,628
Long-term debt	140,000	61,600	140,000	68,600

We did not elect the fair value option for any residential securities that we acquired in the second quarter of 2010. During the first quarter of 2010, we elected the fair value option for $13 million of residential senior securities acquired during the quarter. During 2009, we elected the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during the fourth quarter of 2008 and second quarter of 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

During 2008, we elected the fair value option for all of the loans, securities, and ABS issued at Acacia. At June 30, 2010, the loans had an aggregate fair value of $19 million and an unpaid principal balance of $23 million, the securities had an aggregate fair value of $258 million and an unpaid principal balance of $1.9 billion, and the asset-backed securities issued had an aggregate fair value of $253 million and an unpaid principal balance of $3.0 billion.

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$19,485	$—	$—	$19,485
Trading securities	275,994	—	—	275,994
Available-for-sale securities	740,963	—	—	740,963
Other investments	3,654	—	3,654	—
Derivative assets	4,735	—	4,701	34
Liabilities
ABS issued – Acacia	253,104	—	—	253,104
Derivative liabilities	106,355	508	102,214	3,633

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans	$12,089	$—	$—	$12,089
Trading securities	277,274	—	—	277,274
Available-for-sale securities	810,471	—	—	810,471
Other investments	20,371	—	20,371	—
Derivative assets	12,372	—	12,326	46
Liabilities
ABS issued – Acacia	297,596	—	—	297,596
Derivative liabilities	83,800	—	63,499	20,301

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities during the six months ended June 30, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia	Derivative Liabilities
Beginning balance – December 31, 2009	$12,089	$277,274	$810,471	$46	$297,596	$20,301
Principal paydowns	52	(31,102)	(71,083)	—	(43,743)	—
Gains (losses) in net income, net	7,344	18,479	15,290	(5)	(6,004)	(262)
Gains (losses) in OCI, net	—	—	(5,485)	—	—	—
Acquisitions	—	17,137	186,057	—	—	—
Sales	—	(6,119)	(194,337)	—	—	—
Other settlements, net	—	325	50	(7)	5,255	(16,406)
Ending Balance – June 30, 2010	$19,485	$275,994	$740,963	$34	$253,104	$3,633

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at June 30, 2010 and 2009. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three and six months ended June 30, 2010 and 2009 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2010 and 2009 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Assets
Real estate loans	$2,978	$(1,720)	$7,344	$(3,967)
Trading securities	5,042	11,368	17,364	(34,408)
Available-for-sale securities	(4,216)	(33,237)	(6,134)	(62,121)
Derivative assets	15	71	(5)	231
Liabilities
ABS issued – Acacia	11,257	(28,792)	6,004	2,897
Derivative liabilities	49	(401)	109	(672)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2010

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,404	$—	$—	$2,404	$296	$176
REO	11,797	—	—	11,797	(1,285)	(1,359)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2009

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,374	$—	$—	$2,374	$(56)	$(77)
REO	17,421	—	—	17,421	(1,159)	(1,923)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2010 and 2009.

Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Assets
Real estate loans (fair value)	$2,978	$(1,720)	$7,344	$(3,967)
Real estate loans (held-for-sale)	296	(56)	176	(77)
REO	(1,285)	(1,159)	(1,359)	(1,923)
Trading securities	6,330	11,240	18,479	(35,185)
Impairments on AFS securities	(4,216)	(33,237)	(6,162)	(62,272)
Liabilities
ABS issued – Acacia	11,257	(28,792)	6,004	2,897
Derivative instruments, net	(22,485)	24,589	(42,844)	28,148
Market Valuation Adjustments, Net	$(7,125)	$(29,135)	$(18,362)	$(72,379)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For June 30, 2010, we received dealer marks on 78% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 3% lower (i.e., more conservative) than the aggregate dealer marks.
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, and credit default swaps. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For June 30, 2010, we received dealer marks on 88% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 7% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Real Estate Owned (REO)
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 6. Real Estate Loans

We invest in residential and commercial real estate loans that we acquire from third party originators. We finance these loans through the Sequoia and Acacia entities that we sponsor or with equity or long-term debt.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at June 30, 2010 and December 31, 2009.

(In Thousands)	June 30, 2010	December 31, 2009
Residential real estate loans (held-for-sale)	$2,404	$2,374
Residential real estate loans (held-for-investment)	3,788,024	3,724,546
Commercial real estate loans (fair value)	19,485	12,089
Commercial real estate loans (held-for-investment)	242	245
Total Real Estate Loans	$3,810,155	$3,739,254

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity. At June 30, 2010, there were 13 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Real Estate Loans Held-for-Investment

Residential real estate loans held-for-investment are owned at the consolidated Sequoia securitization entities.

The following table provides additional information on residential real estate loans held-for-investment at June 30, 2010 and December 31, 2009.

(In Thousands)	June 30, 2010	December 31, 2009
Principal value	$3,803,592	$3,728,738
Unamortized premium, net	45,910	50,028
Allowance for loan losses	(61,478)	(54,220)
Carrying Value	$3,788,024	$3,724,546

In April 2010, we sponsored a residential prime jumbo mortgage securitization through our Sequoia program. At June 30, 2010 the loans owned by this Sequoia entity had an outstanding principal value of $226 million.

Of the $3.8 billion of principal and $46 million of unamortized premium on loans held-for-investment at June 30, 2010, $1.8 billion of principal and $30 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first half of 2010, 4% of these residential loans prepaid and we amortized 9% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal was $2 billion and the unamortized premium was $16 million. During the first half of 2010, 4% of these loans prepaid and we amortized 8% of the premium.

Of the $3.7 billion of principal and $50 million of unamortized premium on these loans at December 31, 2009, $1.8 billion of principal and $33 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal face was $1.9 billion and the unamortized premium was $17 million. During the fourth quarter of 2009, 2% of these loans prepaid and we amortized 4% of the premium.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At June 30, 2010, there were four commercial loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $19 million, one of which has been delinquent since May 2009 with an outstanding principal balance of $4 million and a fair value of $3 million. At December 31, 2009, there were four commercial loans at fair value, with an outstanding principal of $23 million and a fair value of $12 million.

Commercial Real Estate Loans Held-for-Investment

At June 30, 2010, there was one commercial loan held-for-investment with $0.5 million in outstanding principal value and a carrying value of $0.2 million. During the first half of 2010, we charged off a $10 million commercial mezzanine loan with no impact to our consolidated statements of income (loss), as we had fully reserved for this loan in 2007. At December 31, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

At June 30, 2010 and June 30, 2009, all residential loans classified as held-for-investment were owned by Sequoia entities. The following table summarizes the activity in the allowance for loan losses on residential loans for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$61,169	$47,947	$54,220	$35,713
Charge-offs, net	(4,012)	(1,820)	(6,539)	(5,618)
Provision for loan losses	4,321	14,545	13,797	30,577
Deconsolidation adjustment	—	(14,795)	—	(14,795)
Balance at End of Period	$61,478	$45,877	$61,478	$45,877

Serious delinquencies on consolidated Sequoia loans were $144 million and $137 million as of June 30, 2010 and 2009, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of outstanding loan balances, serious delinquencies were 3.80% and 3.48% at June 30, 2010 and 2009, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first half of 2010, there were $7 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $21 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities

We invest in third party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of June 30, 2010 and December 31, 2009.

June 30, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$725,605	$21,135	$197,167	$943,907
Commercial	7,610	—	48,979	56,589
CDO	1,132	3,945	11,384	16,461
Total Real Estate Securities	$734,347	$25,080	$257,530	$1,016,957

December 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$770,916	$32,884	$201,367	$1,005,167
Commercial	9,200	—	54,206	63,406
CDO	1,247	4,067	13,858	19,172
Total Real Estate Securities	$781,363	$36,951	$269,431	$1,087,745

The following table presents our securities by trading and AFS, collateral type, and entity as of June 30, 2010 and December 31, 2009.

June 30, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,653	$4,653	$309,702	$—	$309,702
Residential non-prime	16,763	100,832	117,595	303,634	15,451	319,085
Commercial	—	10,832	10,832	—	—	—
Total Senior Securities	16,763	116,317	133,080	613,336	15,451	628,787
Re-REMIC Securities	—	—	—	69,070	—	69,070
Subordinate Securities
Residential prime	381	23,415	23,796	16,025	—	16,025
Residential non-prime	188	68,267	68,455	9,842	5,684	15,526
Commercial	—	38,147	38,147	7,610	—	7,610
CDO	1,132	11,384	12,516	—	3,945	3,945
Total Subordinate Securities	1,701	141,213	142,914	33,477	9,629	43,106
Total Real Estate Securities	$18,464	$257,530	$275,994	$715,883	$25,080	$740,963

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

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

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. Prime residential securities are securities backed by prime residential loans that generally have low loan-to-value ratios (typically 75% LTV or less), are made to borrowers who have high FICO scores (typically 700 or higher), and typically have low concentrations of investor properties. Non-prime residential securities are generally backed by loans that have higher loan-to-value ratios, are made to borrowers who have lower credit scores or impaired credit histories (but exhibit the ability to repay their loans), and may have higher concentrations of investor properties. At June 30, 2010, all of our real estate securities had contractual maturities over ten years, except for less than $1 million of residential securities that had contractual maturities greater than five years but less than ten years.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities as of June 30, 2010 and December 31, 2009.

June 30, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,284,102	$140,547	$89,422	$1,514,071
Credit reserve	(327,636)	(127,627)	(88,340)	(543,603)
Net unamortized (discount) premium	(310,131)	(5,534)	10,929	(304,736)
Amortized cost	646,335	7,386	12,011	665,732
Gross unrealized gains	109,218	1,509	—	110,727
Gross unrealized losses	(26,145)	(1,285)	(8,066)	(35,496)
Carrying Value	$729,408	$7,610	$3,945	$740,963

December 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,581,692	$158,997	$89,371	$1,830,060
Credit reserve	(469,273)	(146,018)	(87,017)	(702,308)
Net unamortized (discount) premium	(401,808)	(5,130)	8,941	(397,997)
Amortized cost	710,611	7,849	11,295	729,755
Gross unrealized gains	130,914	1,422	25	132,361
Gross unrealized losses	(44,346)	(71)	(7,228)	(51,645)
Carrying Value	$797,179	$9,200	$4,092	$810,471

The following table presents the changes for the three and six months ended June 30, 2010 of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended June 30, 2010

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – March 31, 2010	$388,078	$355,194	$139,320	$5,660	$87,103	$(9,379)
Amortization of net discount	—	(10,478)	—	(31)	—	(313)
Realized credit losses	(56,685)	—	(11,860)	—	—	—
Acquisitions	2,142	9,190	—	—	—	—
Sales, calls, other	(12,273)	(41,545)	—	—	—	—
Impairments	4,144	—	72	—	—	—
Transfers to (release of) credit reserves	2,230	(2,230)	95	(95)	1,237	(1,237)
Ending Balance – June 30, 2010	$327,636	$310,131	$127,627	$5,534	$88,340	$(10,929)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Six Months Ended June 30, 2010

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)
Amortization of net (discount) premium	—	(21,074)	—	288	—	(665)
Realized credit losses	(99,879)	—	(18,450)	—	—	—
Acquisitions	11,108	52,578	—	—	—	—
Sales, calls, other	(64,608)	(117,426)	—	—	—	—
Impairments	5,987	—	175	—	—	—
Transfers to (release of) credit reserves	5,755	(5,755)	(116)	116	1,323	(1,323)
Ending Balance – June 30, 2010	$327,636	$310,131	$127,627	$5,534	$88,340	$(10,929)

The loans underlying our residential subordinate securities totaled $55 billion at June 30, 2010. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2010 were 8.02% of current principal balances. The loans underlying our commercial subordinate securities totaled $24 billion at June 30, 2010, and consist primarily of office (37%), retail (34%), and multifamily (13%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at June 30, 2010 were 5.20% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of June 30, 2010 and December, 31 2009.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
June 30, 2010 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$116,299	$(3,379)	$112,920	$47,991	$(22,766)	$25,225
Commercial	4,777	(1,285)	3,492	—	—	—
CDO	4,395	(2,591)	1,804	7,616	(5,475)	2,141
Total Securities	$125,471	$(7,255)	$118,216	$55,607	$(28,241)	$27,366

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2009 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$73,075	$(30,520)	$42,555	$42,368	$(13,826)	$28,542
Commercial	2,719	(71)	2,648	—	—	—
CDO	4,091	(2,136)	1,955	7,204	(5,092)	2,112
Total Securities	$79,885	$(32,727)	$47,158	$49,572	$(18,918)	$30,654

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

At June 30, 2010, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 521 AFS securities, of which 152 were in an unrealized loss position, of which 107 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2009, our consolidated balance sheet included 554 AFS securities, of which 220 were in a continuous unrealized loss position and 72 were in a continuous unrealized loss position for twelve months or longer.

Of the total unrealized losses at June 30, 2010 and December 31, 2009, $10 million and $14 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for other-than-temporary impairment (OTTI). Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of June 30, 2010.

Significant Valuation Assumptions

Range for Securities
June 30, 2010	Prime	Non-prime	Commercial
Prepayment rates	2 – 15%	1 – 12%	N/A
Loss severity(1)	15 – 68%	22 – 63%	33 – 50%
Projected losses(1)	0 – 21%	1 – 58%	2 – 14%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

The following table details the components of OTTI for the three and six months ended June 30, 2010. The credit component of OTTI is recognized through our consolidated statement of income (loss) while the non-credit component of OTTI is recorded in accumulated other comprehensive income (loss).

Components of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
For securities with a non-credit component of OTTI:
Initial credit impairment	$213	$303
Subsequent credit impairment	3,143	4,439
Securities with no non-credit component of OTTI	860	1,420
Total credit OTTI	4,216	6,162
Non-credit component of OTTI	2,870	4,539
Total OTTI	$7,086	$10,701

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at June 30, 2010. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or is fully written down.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$143,116	$146,454
Additions(1):
Initial credit impairments	213	303
Subsequent credit impairments	3,143	4,439
Reductions:
For securities sold	(5,113)	(5,113)
For securities matured, called, or fully written down	(9,329)	(14,053)
Balance at End of Period	$132,030	$132,030

(1)	Excludes $1 million for both the three and six months ended June 30, 2010, of credit related OTTI where there was not a corresponding non-credit component.

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Gross realized gains – sales	$17,670	$6,861	$56,524	$7,198
Gross realized losses – sales	(1,859)	—	(3,335)	—
Total Realized Gains on Sales of AFS Securities, net	$15,811	$6,861	$53,189	$7,198

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS reference residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated and have subsequently been downgraded. The fair value of the GIC was $4 million as of June 30, 2010, which is equal to its carrying value. The GIC has been drawn down by $76 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10. Derivative Financial Instruments

Redwood and the consolidated Acacia entities held derivative financial instruments at June 30, 2010. The derivatives held at Acacia entities are not the obligations of Redwood.

The following table shows the aggregate fair value and notional amount by entity of these derivative financial instruments as of June 30, 2010 and December 31, 2009.

	Redwood		Acacia		Total
June 30, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets Accounted for as Trading Instruments
Interest rate swaps	$—	$—	$922	$51,326	$922	$51,326
Interest rate caps purchased	—	—	3,813	714,800	3,813	714,800
Total Assets	—	—	4,735	766,126	4,735	766,126
Liabilities Accounted for as Cash Flow Hedges
Interest rate swaps	(21,694)	156,000	—	—	(21,694)	156,000
Liabilities Accounted for as Trading Instruments
Interest rate swaps	(2,849)	34,100	(77,671)	725,557	(80,520)	759,657
TBAs	(508)	41,000	—	—	(508)	41,000
Credit default swaps	—	—	(3,633)	3,633	(3,633)	3,633
Total Liabilities	(25,051)	231,100	(81,304)	729,190	(106,355)	960,290
Total Derivative Financial Instruments, net	$(25,051)	$231,100	$(76,569)	$1,495,316	$(101,620)	$1,726,416

	Redwood		Acacia		Total
December 31, 2009 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets Accounted for as Trading Instruments
Interest rate swaps	$—	$—	$738	$73,563	$738	$73,563
Interest rate caps purchased	—	—	11,634	711,800	11,634	711,800
Total Assets	—	—	12,372	785,363	12,372	785,363
Liabilities Accounted for as Trading Instruments
Interest rate swaps	(1,597)	14,100	(61,902)	784,856	(63,499)	798,956
Credit default swaps	—	—	(20,301)	20,301	(20,301)	20,301
Total Liabilities	(1,597)	14,100	(82,203)	805,157	(83,800)	819,257
Total Derivative Financial Instruments, net	$(1,597)	$14,100	$(69,831)	$1,590,520	$(71,428)	$1,604,620

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Interest Rate Agreements

Net valuation adjustments on interest rate agreements classified as trading instruments were negative $22 million and negative $43 million for the three and six months ended June 30, 2010, respectively, and positive $24 million and positive $27 million for the three and six months ended June 30, 2009, respectively.

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities, we entered into interest rate swaps during the first six months of 2010 with an aggregate notional balance of $156 million at June 30, 2010. We designated these derivatives as cash flow hedges. For the six months ended June 30, 2010, these hedges decreased in value by $21 million, of which $1 million was recorded as a component of interest expense and the remaining $20 million was recorded as a reduction to accumulated other comprehensive income (loss), a component of stockholders’ equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $42 million at June 30, 2010, and negative $22 million at December 31, 2009.

The following table illustrates the impact on interest income (expense) of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2010 and 2009.

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Net interest expense on cash flow interest rate agreements	$(1,036)	$—	$(1,036)	$—
Realized net expense due to net ineffective portion of hedges	(26)	—	(26)	—
Realized net losses reclassified from other comprehensive loss	(1,051)	(1,111)	(1,546)	(2,210)
Total Interest (Expense) Income	$(2,113)	$(1,111)	$(2,608)	$(2,210)

Other Hedging Instruments

To offset — to varying degrees — changes in the value of mortgage products in which we have exposure, during the three months ended June 30, 2010, we sold TBA contracts with an aggregate notional value of $41 million and settlements occurring one to three months from the sale date. These derivative contracts are accounted for as trading instruments with all changes in fair value reported in our consolidated statement of income (loss) as a component of market valuation adjustments, net. Net valuation adjustments on these derivatives were negative $1 million for the three and six months ended June 30, 2010.

Credit Derivatives

At June 30, 2010, we had one outstanding CDS contract with a fair value of negative $4 million and a notional amount of $4 million that was initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. At December 31, 2009, there were four outstanding CDS contracts with a fair value of negative $20 million and a notional amount of $20 million at this Acacia securitization entity. At both June 30, 2010 and December, 31 2009, all of our CDS had expiration dates of greater than 15 years and the credit ratings of the reference securities were CCC or lower. During the three and six months ended June 30, 2010, the reference securities underlying our CDS experienced principal losses resulting in $7 million and $17 million obligations, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

As of June 30, 2010, Redwood had outstanding derivative agreements with five bank counterparties and Acacia entities had outstanding derivative agreements with seven bank counterparties. As of June 30, 2010, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

Note 11. Other Assets

Other assets as of June 30, 2010 and December 31, 2009, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2010	December 31, 2009
Real estate owned (REO)	$11,797	$17,421
Fixed assets and leasehold improvements	4,167	3,630
Derivative margin posted, net	24,811	1,830
Investment receivable	539	667
Income tax receivables	2,423	65
Prepaid expenses	1,417	2,180
Other	158	349
Total Other Assets	$45,312	$26,142

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at June 30, 2010, was $12 million, of which $9 million related to transfers into REO during the first half of 2010, offset by $12 million of REO liquidations, and $2 million of negative market valuation adjustments. The carrying value of REO as of December 31, 2009, was $17 million, of which $29 million related to transfers into REO during 2009, offset by $24 million of REO liquidations, $3 million of negative valuation changes, and $4 million of REO derecognized as a result of our deconsolidation of certain Sequoia entities.

At June 30, 2010, there were 61 REO properties recorded on our balance sheet, of which 59 were owned at Sequoia and two were owned at Redwood. At December 31, 2009, there were 79 REO properties recorded on our balance sheet, of which 78 were owned at Sequoia and one was owned at Redwood. Properties located in Colorado and Nevada accounted for 40% of our REO outstanding at June 30, 2010.

Derivative margin posted, net, was $25 million at June 30, 2010, resulting from margin calls from our swap counterparties requiring Redwood to post collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with approximately $211 million of ABS issued to third parties.

The components of ABS issued by consolidated securitization entities we sponsor as of June 30, 2010 and December 31, 2009, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,667,087	$2,986,492	$6,653,579	$3,627,952	$3,026,307	$6,654,259
Interest-only certificates	17,148	—	17,148	19,190	—	19,190
Unamortized premium	2,025	—	2,025	2,371	—	2,371
Unamortized discount	(4,638)	—	(4,638)	(4,580)	—	(4,580)
Fair value adjustment, net	—	(2,733,388)	(2,733,388)	—	(2,728,711)	(2,728,711)
Total ABS Issued	$3,681,622	$253,104	$3,934,726	$3,644,933	$297,596	$3,942,529
Range of weighted average interest rates, by series	0.53% to 4.49%	0.79% to 1.25%		0.44% to 4.69%	0.70% to 1.13%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	37	10		36	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of June 30, 2010, all of the $3.9 billion reported value of ABS issued ($6.7 billion principal value) had contractual maturities of over five years. Amortization of Sequoia deferred ABS issuance costs was less than $1 million and $1 million for the three and six months ended June 30, 2010, respectively, and $1 million for each of the three and six months ended June 30, 2009.

The following table summarizes the accrued interest payable on ABS issued as of June 30, 2010 and December 31, 2009. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2010	December 31, 2009
Sequoia	$2,625	$2,356
Acacia	3,067	3,002
Total Accrued Interest Payable on ABS Issued	$5,692	$5,358

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of June 30, 2010 and December 31, 2009.

Collateral for Asset-Backed Securities Issued

	June 30, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,788,024	$19,485	$3,807,509	$3,724,546	$12,090	$3,736,636
Real estate securities	—	284,303	284,303	—	303,852	303,852
Other investments	—	3,654	3,654	—	20,371	20,371
Real estate owned (REO)	11,471	—	11,471	17,087	—	17,087
Restricted cash	282	24,201	24,483	310	89,057	89,367
Accrued interest receivable	6,622	3,601	10,223	6,931	4,731	11,662
Total Collateral for ABS Issued	$3,806,399	$335,244	$4,141,643	$3,748,874	$430,101	$4,178,975

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a wholly-owned Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities, including hedging costs, was 6.19% and 4.71%, for the three and six months ended June 30, 2010, and 4.08% and 4.49%, for the three and six months ended June 30 2009, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes was 6.19% and 4.71%, for the three and six months ended June 30, 2010, respectively, and 4.08% and 4.49%, for the three and six months ended June 30, 2009, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million and recorded a $6.6 million gain on extinguishment of debt in realized gains, net, on our consolidated statements of income (loss).

At both June 30, 2010 and December 31, 2009, the accrued interest payable balance on long-term Redwood debt was less than $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

As of June 30, 2010 we were obligated under non-cancelable operating leases with expiration dates through 2018 for $11 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for both the six months ended June 30, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of June 30, 2010.

Future Lease Commitments by Year

(In Thousands)	June 30, 2010
2010 (six months)	$961
2011	1,857
2012	1,882
2013	1,439
2014	1,132
2015 and thereafter	4,120
Total	$11,391

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million at both June 30, 2010 and December 31, 2009.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against us, our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc., (collectively, the “Defendants”). The FHLB Seattle alleges claims under the Securities Act of Washington, Section 21.20.005, et seq, and seeks to rescind the purchase and sale of a mortgage pass-through certificate (or, Residential Mortgage Backed Security, “RMBS”) issued through our Sequoia RMBS platform and purchased by FHLB Seattle. The FHLB Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, the Defendants removed the suit to federal court in the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB Seattle moved to remand the case to state court on March 11, 2010. The District Court has not ruled on the motion to remand. On June 10, 2010, the FHLB Seattle filed an amended complaint in the District Court. The FHLB Seattle alleges that Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB Seattle alleges that Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. This RMBS was issued with an original principal amount of approximately $133 million and, as of July 31, 2010, had a remaining outstanding principal balance of approximately $31 million. We believe that this claim is without merit and we intend to defend the action vigorously. However, we cannot determine the outcome of this matter at this time or predict the results with certainty; we cannot assure you that this matter will not have a material adverse effect on our results of operations in any future period, and any loss and expense related to this litigation could have a material adverse impact on our consolidated financial statements.

On July 12, 2010, we received two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law, 815 ILCS Section 5/13(A) from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). FHLB Chicago seeks to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor. The notices were addressed to us, to two of our subsidiaries, RWT Holdings, Inc. and Sequoia Residential Funding, Inc.,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

to the securitization trust which issued these two RMBS, Sequoia Mortgage Trust 2006-1, as well as to the underwriters of these RMBS and certain other unaffiliated third parties. The notices assert that the recipients of the notices and their controlling persons are jointly and severally liable for the full amount paid for these RMBS by the FHLB Chicago plus interest thereon at the rate stated in these RMBS, less the principal and interest amounts previously received. The first of these two RMBS was issued with an original principal amount of approximately $105 million and, as of July 31, 2010, had a remaining outstanding principal balance of approximately $51 million. The second of these two RMBS was issued with an original principal amount of approximately $379 million and, as of July 31, 2010, had a remaining outstanding principal balance of approximately $187 million. We believe that these notices and the related demands are without merit and we intend to defend vigorously any action brought to enforce these demands. However, we cannot determine the outcome of this matter at this time or predict the results with certainty; we cannot assure you that this matter will not have a material adverse effect on our results of operations in any future period, and any loss and expense related to this matter, including, without limitation, any litigation relating to this matter, could have a material adverse impact on our consolidated financial statements.

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

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and six months ended June 30, 2010.

Stockholders’ Equity

(In Thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$997,606	$971,721
Issuance of new equity capital, net	3,740	9,939
Unrealized losses on securities and derivatives, net	(19,398)	(26,661)
Distributions to shareholders	(20,014)	(39,908)
Net income attributable to Redwood Trust, Inc.	28,601	75,444
Balance at End of Period	$990,535	$990,535

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 15. Equity  – (continued)

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income as of June 30, 2010 and December 31, 2009.

(In Thousands)	June 30, 2010	December 31, 2009
Net unrealized gains on real estate securities	$75,231	$80,716
Less: Unrealized losses attributable to noncontrolling interest	(4,525)	(6,614)
Net unrealized gains on real estate securities recognized in equity	79,756	87,330
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(41,557)	(22,470)
Total Accumulated Other Comprehensive Income	$38,199	$64,860

At June 30, 2010, the net unrealized gains on AFS securities were $75 million, a $6 million decrease from the net unrealized gains of $81 million at December 31, 2009. During the first six months of 2010, $5 million of net unrealized losses were reclassified to earnings upon recognition of OTTI, a $32 million decrease in unrealized gains was recognized on the sale of securities, and $21 million of fair value increases in securities were recognized in net unrealized gains. A portion of these net unrealized losses, $5 million at June 30, 2010 and $7 million at December 31, 2009, were attributable to the noncontrolling interest on AFS securities owned by the Fund.

At June 30, 2010, interest rate agreements, previously or currently accounted for as cash flow hedges, had an unrealized loss of $42 million. The portion attributable to previously accounted for cash flow hedges ($20 million), will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 10), which will generally be $1 million per quarter. The balance associated with the currently accounted for cash flow hedge ($22 million) will not be expensed until such time that the hedge matures or is otherwise terminated.

Noncontrolling Interest

Of the total equity on our balance sheet at June 30, 2010, $12 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of June 30, 2010, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 15. Equity  – (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings (loss) per common share computations for the three and six months ended June 30, 2010 and 2009.

Basic and Diluted Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Basic Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$28,601	$6,723	$75,444	$(28,222)
Less: Dividends and undistributed earnings allocated to participating securities	795	84	2,111	—
Net income (loss) allocated to common shareholders	$27,806	$6,639	$73,333	$(28,222)
Basic weighted average common shares outstanding	77,800,642	65,697,887	77,739,279	59,137,864
Basic Earnings (Loss) Per Common Share	$0.36	$0.10	$0.94	$(0.48)
Diluted Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$28,601	$6,723	$75,444	$(28,222)
Less: Dividends and undistributed earnings allocated to participating securities	685	188	1,710	—
Net income (loss) allocated to common shareholders	$27,916	$6,535	$73,734	$(28,222)
Basic weighted average common shares outstanding	77,800,642	65,697,887	77,739,279	59,137,864
Net effect of dilutive equity awards	1,051,617	664,836	922,363	—
Diluted weighted average common shares outstanding	78,852,259	66,362,723	78,661,642	59,137,864
Diluted Earnings (Loss) Per Common Share	$0.35	$0.10	$0.94	$(0.48)

For the three and six months ended June 30, 2010, there were 1,051,617 and 922,363 dilutive equity awards under the two-class method, respectively. Participating securities were included in the calculation of diluted earnings per common share using the two-class method for the three and six months ended June 30, 2010 and for the three months ended June 30, 2009, as this computation was more dilutive than using the treasury stock method. For the six months ended June 30, 2009, there were no dilutive equity awards based on our reported net loss for this period. For the three and six months ended June 30, 2010, the number of outstanding equity awards that were antidilutive totaled 681,705 and 582,582, respectively, under the two-class method. For the three and six months ended June 30, 2009, the number of outstanding equity awards that were antidilutive totaled 571,723 and 1,129,834, respectively. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 15. Equity  – (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three and six months ended June 30, 2010 and 2009, there were no shares acquired under the plan. As of June 30, 2010, there remained 4,658,071 shares available for repurchase under this plan.

Note 16. Equity Compensation Plans

As of June 30, 2010 and December 31, 2009, 1,933,344 and 783,911 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $13 million at June 30, 2010, as shown in the following table.

	Six Months Ended June 30, 2010
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$879	$16,081	$—	$16,960
Equity grants	—	17	3,988	178	4,183
Equity compensation cost	—	(174)	(7,865)	(97)	(8,136)
Unrecognized Compensation Cost at End of Period	$—	$722	$12,204	$81	$13,007

At June 30, 2010, the weighted average amortization period remaining for all of our equity awards was one year.

Stock Options

As of June 30, 2010 and December 31, 2009, there were 488,573 and 500,073, respectively, of fully vested stock options outstanding. The aggregate intrinsic value of the options outstanding and options currently exercisable was less than $1 million at both June 30, 2010 and December 31, 2009.

For both the three and six months ended June 30, 2010, there were 11,500 stock options exercised with an intrinsic value or gain (fair market value less exercise price) of less than $1 million.

Restricted Stock

As of June 30, 2010 and December 31, 2009, there were 62,951 and 75,645 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2014. There were no restricted stock awards granted during the three and six months ended June 30, 2010.

Deferred Stock Units

As of June 30, 2010 and December 31, 2009, there were 1,986,099 and 1,708,326, respectively, DSUs outstanding, of which 931,201 and 294,430, respectively, had vested. There were 108,484 and 471,310 DSUs granted during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, the number of DSUs distributed to participants in the Executive Deferred Compensation Plan (EDCP) totaled 54,601 and 59,559, respectively. Cash distributions to EDCP participants of some of their previously deferred compensation and vested matching totaled less than $1 million during both the three and six months ended June 30, 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the first quarter of 2010 related to modifications of these DSUs.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2010 and December 31, 2009, 107,011 and 92,479 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2010 and 2009 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Fixed compensation expense	$3,661	$3,572	$7,770	$7,600
Variable compensation expense	1,303	1,132	3,183	1,688
Equity compensation expense	2,077	2,337	8,136	4,132
Severance expense	229	—	310	28
Total compensation expense	7,270	7,041	19,399	13,448
Systems	1,734	1,233	3,311	2,826
Office costs	1,783	1,675	3,548	3,426
Accounting and legal	45	421	1,511	980
Other operating expenses	395	399	764	628
Total Operating Expenses	$11,227	$10,769	$28,533	$21,308

Note 18. Taxes

For each of the three and six months ended June 30, 2010, we recognized a provision for income taxes of less than $1 million. For each of the three and six months ended June 30, 2009, we recognized a benefit for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2010 and 2009.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30,
	2010	2009
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income (loss)	(41.1)%	(39.8)%
Effective Tax Rate	0.1%	1.4%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2008, State — years 2005 to 2008) and concluded as of June 30, 2010 and December 31, 2009, that we have no material unrecognized tax liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 19. Subsequent Events

As of June 30, 2010, we had issued commitments to purchase $80 million of mortgage loans. These mortgage purchase commitments contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans, and thus are not recorded on our consolidated balance sheet as of June 30, 2010. As of August 4, 2010, we have purchased $7 million of mortgage loans, which will be accounted for as held-for-investment.

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

Statements regarding the following subjects, among others, are forward-looking by their nature:

(i)	our belief that our businesses are on the right path for the future, our beliefs regarding future opportunities to acquire jumbo mortgage loans, our belief that in the future there will be a serious funding shortfall in the commercial real estate industry (and related investment opportunities) resulting from the difference between the amount of loans scheduled to refinance and the amount of capital available for refinancing, and our beliefs regarding our competitive position and our ability to compete in the future;
(ii)	our future capital needs, the strength of our balance sheet, our liquidity, and our expectations regarding the future access to, and use of, short-term debt financing;
(iii)	changes we may make in the amount of capital we allocate under our risk-adjusted capital policy;
(iv)	our belief that we will complete additional securitizations through our Sequoia securitization platform; our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans and about the likelihood and timing of, and our participation in, future securitization transactions and our potential future investment activity in the commercial real estate sector;
(v)	the future returns we may earn on our investment portfolio, including future trends in interest income;
(vi)	future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses;
(vii)	the future competitiveness of our Sequoia securitization platform, including our belief that private sector investors will favor platforms such as the Sequoia platform due to various factors, and our beliefs regarding the willingness of private sector investors to invest in future private sector securitizations of residential mortgage loans;
(viii)	our statement that some of the senior securities previously issued through our Sequoia securitization platform may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans;
(ix)	our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, mortgage delinquencies, loan modification programs, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations;
(x)	our views on the future of governmental programs designed to assist homeowners in avoiding foreclosure by obtaining mortgage loan modifications, and the potential impact on securities we hold in our portfolio;
(xi)	the potential impacts to our business and the business of our counterparties and competitors of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, including the potential business, legal, and accounting impacts of regulations required to be promulgated under that Act;
(xii)	the future of the status of Fannie Mae and Freddie Mac, the potential impact to our business as reform of these government-sponsored enterprises remains unclear while it is debated by Congress and the Obama administration, and our belief that the role of these two institutions (and, more generally, that the role of the federal government) in supporting the mortgage finance markets will ultimately decline and open up loan acquisition and securitization opportunities for Redwood;

(xiii)	our expectations regarding future credit losses and impairments on our investments (including as compared to our original expectations and credit reserve levels), our statement that the amount of credit reserves we designate may require changes in the future, and our belief that our current GAAP income statements are reflective of our current underlying business trends;
(xiv)	the factors that may affect our future earnings, future earnings volatility, and future trends in operating expenses;
(xv)	our belief that we expect to be able to invest significantly in our residential and commercial businesses over time, the size of the pipeline of residential mortgage loans we are committing to buy, the pace at which we may be able to acquire residential mortgage loans in the future, and that we contemplate executing a securitization after acquiring approximately $300 million of residential mortgage loans depending on market conditions;
(xvi)	that in the foreseeable future we do not anticipate raising additional capital or anticipate that Redwood will pay a special dividend; and
(xvii)	our expectations relating to tax accounting, including our anticipation of additional losses for tax accounting purposes, that quarterly taxable income (loss) is difficult to predict and may vary from quarter to quarter, that we currently anticipate reporting a taxable loss in 2010, and that we anticipate that all 2010 dividends will be characterized as a return of capital.

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

Our Business

Redwood is a financial institution focused on investing in, financing, and managing residential and commercial real estate loans and securities. Our primary source of income is typically net interest income, which consists of the interest income we earn from our investments less the interest expenses we incur on our borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments. Our primary real estate investments include investments in real estate loans and securities, an investment in a private fund that we sponsor — Redwood Opportunity Fund, LP (the Fund), and investments in securitization entities that we sponsor — Sequoia and Acacia.

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed with equity and long-term debt, although we may use short-term debt financing from time to time, and we may pledge our securities to borrow short-term to fund loans to the extent our securities are more liquid collateral. These investments are primarily senior and subordinate mortgage-backed securities backed by residential and commercial real estate loans. The long term focus of our operations is to invest in subordinate securities (often below investment grade) that have concentrated structural credit risk. More recently, we have been investing in senior securities (often investment-grade), which have the first right to cash flows in a securitization and therefore have less concentrated credit risk than subordinate securities.

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

Our investments in each of these entities are currently financed with equity and long-term debt. Our capital at risk is limited to our investments in these entities as each entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood. For financial reporting purposes, we are generally required to consolidate these entities’ assets, liabilities, and noncontrolling interests.

Recent Developments

As we reflect on the second quarter’s results, a scan of our financial and operating metrics appears to tell a relatively subdued story for the second quarter of 2010. Our focus and energy has moved from the easy to see, measurable activity of buying secondary senior residential securities to the methodical, behind-the-scenes job of building our residential and commercial business franchises. We are making solid progress despite difficult market conditions, a lack of clarity regarding the legal and regulatory framework that financial institutions and financial markets will be operating under once various financial reform initiatives are finalized, and significant uncertainty as to how long it will take for certain headwinds to subside.

The strength and stability of the economic recovery continues to remain uncertain. Recent economic data hint at a slowdown and mortgage purchase applications are at their lowest level since 1996, even with mortgage rates at forty-year lows. At this point, low mortgage rates are stimulating refinancing activity, not housing demand. In our opinion, the decline in the housing market was one of the primary reasons for the economic recession and housing weakness is a major contributing factor behind the uncertainty surrounding the economic recovery. Continued high unemployment exacerbates that uncertainty along with unresolved questions relating to the implementation of the recent financial reform legislation (the Dodd-Frank Wall Street Reform and Consumer Protection Act), which was largely just a framework with the details left to be hammered-out by various regulatory agencies over the next year. In addition, the government’s reform of Fannie Mae and Freddie Mac (the “GSEs”) is in our view (and the view of many others) long overdue, introducing yet another element of uncertainty with respect to the future of the mortgage finance markets.

As we navigate the short-term conditions in, and speculation surrounding the future of, the housing market and the economy, we continue to reassess the risks to our balance sheet and the direction of our residential and commercial businesses, as discussed further below under “Business Update.”

Second Quarter Results

Our second quarter results were in line with our expectations. We reported $29 million in GAAP income, or $0.35 per share. In the first quarter of 2010, we reported $47 million in GAAP income, or $0.58 per share.

Each of the first two quarters of 2010 included the benefit of significant gains: $44 million in the first quarter and $16 million in the second quarter. Of note, income excluding gains in the second quarter improved markedly from the first quarter’s level as a result of lower loan loss provisions, reduced negative market valuation adjustments, and lower operating expenses. These improvements were only partially offset by lower net interest income. In the second quarter, loan loss provisions of $4 million were at about half the level of the first quarter’s $9 million level. In the second quarter, we posted negative market valuation adjustments of $7 million versus $11 million negative adjustments in the first quarter.

We estimate that taxable income was slightly negative in the second quarter of 2010. We expect negative taxable income to persist as credit losses come through. Credit issues impact taxable income when write-offs are taken, since we are not allowed to establish reserves for tax purposes. Governmental efforts to slow and reduce foreclosures have temporarily delayed many loan write-offs. If there is a reduction in the government’s efforts to forestall foreclosures — and there are clear signals that this is happening — we expect credit losses to increase as liquidations occur. We do not currently anticipate having a REIT requirement to pay dividends based on taxable income for 2010.

Book value per share on a GAAP basis ended the second quarter at $12.71, representing a $0.13 decline from $12.84 at the end of the first quarter. Book value declined in the quarter even as earnings exceeded dividends principally due to the decline in the value of the interest rate hedges against our long term borrowings. Our non-GAAP estimate of economic value per share ended the second quarter at $13.37 as compared with $13.32 at the end of the first quarter. (See Table 2 below under “Summary of Results of Operations, Financial Condition, Capital Resources and Liquidity” for a reconciliation of GAAP book value per share to our non-GAAP estimate of economic value per share.) Neither our GAAP book value per share nor non-GAAP estimate of economic value per share was significantly impacted this quarter by changes in prices of the types of securities we hold, as prices generally closed the quarter about where they started. We continue to have ample liquidity and ended the second quarter with $288 million in cash, up from $242 million at March 31, 2010.

On the asset side of our balance sheet, we ended the second quarter with 25% of our capital (long-term debt and equity) in cash and 64% of our capital in seasoned senior residential mortgage-backed securities (RMBS). We have culled this RMBS portfolio over the past several quarters with the intent of retaining the most well-protected risk-adjusted cash flows. If there are negative developments, such as an extended downturn in the housing market, and RMBS prices fall to more attractive levels, we will look to use our excess cash to capitalize on investment opportunities. Conversely, if the economic and employment picture significantly improves, there would presumably be less need for government support in the mortgage market, which should open up private market securitization opportunities for us. On the liability side of our balance sheet at June 30, 2010, we ended the second quarter with little exposure to liquidity risk. We are principally funded with equity and long-term subordinate notes due in 2037.

Business Update

Residential Portfolio Business

Over the past 18 months, the primary investment focus of our portfolio team has been the acquisition of seasoned, senior non-agency RMBS. We said at the outset that this was a very attractive, but limited investment opportunity that would eventually run its course. The combination of strong demand for RMBS by fixed income investors and banks, a dwindling supply of RMBS, and historically low Treasury rates has driven unlevered yields for RMBS assets to levels generally unattractive to us. These market forces seem pretty well embedded. Unless the market dynamics change, we expect to make selective RMBS investments that meet our criteria in the context of limited market supply. We have, however, taken advantage of these market conditions to sell certain of our portfolio investments when we believed the market was willing to pay a price for them that we believed was not reflective of the risk of continuing to hold them.

During the second quarter, we acquired $23 million and sold $116 million of non-agency mortgage-backed securities, reducing the size of our securities portfolio from $840 million at March 31, 2010 to $734 million at June 30, 2010. Credit losses on this portfolio have been in line with our expectations and prepayment rates on this portfolio have been at or above our expectations. In July 2010, we purchased

$24 million of non-agency mortgage-backed securities. Our portfolio group will, as always, be looking for other attractive residential investment and structuring opportunities.

Residential Mortgage Loan Business

Upon review of our residential mortgage loan business, taking into account that the federal government is backing roughly 95% of all mortgages originated in the first quarter of 2010, we feel quite certain the government’s role in mortgage finance will ultimately decline, allowing the private sector to return to a more historically normal level of activity. For most of the past twenty years — until just a few years ago — the private sector backed between 40% and nearly 70% of residential mortgages. In April 2010, we completed the first private residential mortgage securitization in the market in the last two years. This new residential securitization reinforced our belief that institutional investors are ready to be active investors in non-government mortgage-backed securities with high-quality collateral if the right protections are in place. In this regard, our goals for completing this securitization were to have positive economics, address issues and concerns of relevant stakeholders, and take a leading role in setting standards for future securitizations. We also had a goal to inform government policy. We achieved our goals. Regarding policy, we have been meeting with policymakers about private market securitizations. We have also presented our proposed plan for the reform of the GSEs with the U.S. Department of Treasury.

Our primary business is to invest in first-loss positions in securitized pools of residential mortgage loans. Our balance sheet is well positioned to hold these long-term, illiquid investments. Effectively, we credit enhance mortgage loans with capital, facilitating the process of channeling funds from savers to borrowers through the private market, via securitization. We can do this in two ways. First, we can team with banks and other originators to provide capital for their transactions. Alternatively, we can acquire quality loans through our loan conduit, securitize these loans through our Sequoia program, and create our own investments. This is our preferred strategy.

We have made improvements to our securitization process which we believe enhance our competitive advantages. We have re-oriented the process to start with the investors who purchase the triple-A securities issued in a securitization transaction. These triple-A investors provide over 90% of the financing for a securitization. In our securitization process we consider the preferences of triple-A investors when establishing the structure and loan collateral criteria for the securitization. With respect to lenders who originate loans, we are delivering loan price and purchase commitments on a flow basis. From a securitization model standpoint, we believe that triple-A investors will favor sponsors who are independent of the originator/servicer and less conflicted. Additionally, we believe triple-A investors will favor sponsors who are willing to hold those tranches that are most exposed to credit risk. To that point, we expect to retain risk horizontally in our securitizations, regardless of how securitization reform regulations are drafted.

We are committing to purchase mortgage loans from a few companies who originate prime quality loans that meet our collateral criteria. We are in continuing discussions to add additional significant originators to our platform. As of July 31, 2010, we had issued commitments to purchase $154 million of mortgage loans and we are ramping up activity gradually as expected. We have committed to purchase a mix of 10-year hybrid rate and 30-year fixed rate loans, the types of loans banks are least able to match fund. We are encouraged by our progress and contemplate completing a securitization once we reach approximately $300 million of purchased loans, possibly in 2010, depending on market conditions.

Mortgage loan purchase volume is currently constrained by headwinds. The government’s outsized role in the mortgage market is a primary headwind, as we discussed earlier. The GSE’s elevated conforming limits have caused a significant increase in loan volume to go through Fannie Mae and Freddie Mac. For context, in 2009, there were $192 billion of residential mortgage originations over the $417,000 standard conforming limit, $100 billion (52%) of which went primarily to Fannie Mae and Freddie Mac instead of the private sector. The remaining 48% were retained on the balance sheets of banks. Lower levels of housing finance activity and lower home prices mean fewer originations over the GSE conforming limits — limiting opportunities to purchase loans. Banks’ desire to retain high quality assets also limits loans available to purchase.

We believe opportunities to acquire mortgage loans will improve with reform of the GSEs. In particular, if reform of the GSEs reduces their future market share or limits the scope of their activities (for example, by reducing conforming loan size limits), then less mortgage loans would be sold to Fannie Mae and Freddie Mac (and, presumably, more loans would be available for purchase by institutions like Redwood). In addition, loan purchase opportunities should improve if banks retain fewer of the jumbo mortgage loans they originate. For economic reasons bank may retain fewer loans if we see the return of a more normal yield curve, in which case more loans should be available for purchase by institutions like Redwood. It is also possible that GAAP accounting rules could be interpreted to require banks to consolidate securitization entities that they retain risk in, which could potentially incentivize them (for accounting and regulatory capital reasons) not to sponsor securitizations of loans they originate and, instead, to sell loans to others institutions, such as Redwood.

Commercial Mortgage Business

As a review of our commercial business, we continue to build our origination and investment team in anticipation of a serious shortfall of funding availability to meet the significant funding needs in the commercial mortgage sector over the next five years. We continue to believe the long-term investment opportunity in commercial real estate loans is vast. To illustrate, there were $250 billion in commercial loans with scheduled maturities in 2009 yet only $111 billion of new originations and refinancings were reported for the year. Some estimate a need for $1.4 trillion in commercial refinancing over the next five years. We believe the available sources of commercial mortgage financing falls far short of this amount.

The “extend and pretend” environment within the commercial real estate sector — where borrowers and lenders alike defer the recognition of property value declines on commercial properties — will end, though we don’t know when. Over the past nine months, REITs and fund managers have raised a significant amount of capital with the expectation of capitalizing on a large and attractive supply of refinancing and distressed opportunities. The majority of this capital sits frustratingly idle as the actual commercial refinance activity has been muted as lenders and borrowers defer the recognition of property valuation declines. Furthermore, for the few attractive deals in the market competition has been fierce.

We remain focused on quality borrowers and properties. Most recently, we are somewhat encouraged by the pick-up we are seeing in potential mezzanine investment opportunities where we would team with senior mortgage lenders. We are simultaneously exploring potential investment opportunities in multi-family properties. To the extent we begin investing in commercial assets, we intend to manage our risks carefully and focus on execution. Commercial mortgage investments are a good fit with our long-term oriented business model and balance sheet.

Outlook

We believe that we have a strong, well-protected balance sheet and that our residential and commercial businesses are strategically well positioned. We also believe that the investment opportunities in these businesses will ultimately far exceed our existing capital. The biggest issue in our minds is time.

As of July 31, 2010, we had $258 million in cash and given our operating environment we cannot be certain by what date our excess capital will be invested. While there is a cost to holding capital in the form of cash, there are also a number of important benefits. Holding cash is a relatively low cost option — we expect to be able to invest significantly in our residential and commercial businesses over time. Next, cash makes us relevant to counterparties and holding cash gives us flexibility to take advantage of opportunities that will become available if the environment were to unexpectedly worsen.

In the foreseeable future, we do not anticipate raising additional capital and we do not anticipate that Redwood will pay a special dividend. While holding roughly 30% of our capital in cash will not generate significant earnings, we are keenly aware of the risk of too hastily investing capital to boost near term earnings. We are confident that our businesses are on the right path to achieve our goal of producing high quality, long-term cash flows. We are working on multiple fronts to expand our near-term investment opportunities.

Summary of Results of Operations, Financial Condition, Capital Resources, and Liquidity

Our reported GAAP net income was $29 million ($0.35 per share) for the second quarter of 2010, as compared to $7 million ($0.10 per share) for the second quarter of 2009. Our GAAP book value per common share was $12.71 at June 30, 2010, an increase from $10.35 at June 30, 2009. We declared regular quarterly dividends of $0.25 per share for both the first and second quarters of 2010 and 2009.

The following table presents the components of our GAAP net income (loss) for the three and six months ended June 30, 2010 and 2009.

Table 1 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Interest income	$56,570	$74,261	$115,288	$155,698
Interest expense	(21,164)	(39,001)	(39,346)	(86,642)
Net interest income	35,406	35,260	75,942	69,056
Provision for loan losses	(4,321)	(14,545)	(13,797)	(30,577)
Market valuation adjustments, net	(7,125)	(29,135)	(18,362)	(72,379)
Net interest income (loss) after provision and market valuation adjustments	23,960	(8,420)	43,783	(33,900)
Operating expenses	(11,227)	(10,769)	(28,533)	(21,308)
Realized gains, net	16,080	25,525	60,417	25,988
Provision for income taxes	(26)	514	(52)	409
Less: Net income (loss) attributable to noncontrolling interest	186	127	171	(589)
Net Income (Loss)	$28,601	$6,723	$75,444	$(28,222)
Diluted weighted average common shares outstanding	78,852,259	66,362,723	78,661,642	59,137,864
Net earnings (loss) per share	$0.35	$0.10	$0.94	$(0.48)

Net interest income was $35 million for both the second quarter of 2010 and 2009. Net interest income after provision and market valuation adjustments (MVA) was $24 million for the second quarter of 2010 as compared to negative $8 million in the second quarter of 2009, an increase of $32 million. This increase was primarily due to lower negative market valuation adjustments at Redwood due to fewer impairment charges on securities and a $10 million decrease in the provision for loan losses at Sequoia due to lower balances of residential loans and a decrease in the rate at which delinquencies rose.

Operating expenses were $11 million for both the second quarter of 2010 and 2009. Decreases in accounting and legal expenses were offset by increases in system costs and compensation expenses. We currently expect our quarterly operating expenses in 2010 to remain generally consistent with the expenses incurred in the second quarter of 2010.

Realized gains, net, were $16 million for the second quarter of 2010 as compared to $26 million for the second quarter of 2009, a decrease of $10 million. This decrease was due to a $19 million gain on the deconsolidation of certain Sequoia securitization entities in the second quarter of 2009, partially offset by higher gains on the sale of securities in the second quarter of 2010.

The “Results of Operations” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of net income.

Our estimated total taxable loss was $3 million ($0.03 per share) for the second quarter of 2010 as compared to a taxable loss of $12 million ($0.16 per share) for the second quarter of 2009, an improvement of $9 million. Our estimated REIT taxable income was $3 million ($0.04 per share) for the second quarter of 2010 as compared to a REIT taxable loss of $10 million ($0.13 per share) for the second quarter of 2009, an increase of $13 million. The increase in taxable income was primarily due to a decrease in realized credit losses on subordinate securities. Total realized credit losses for the second quarters of 2010 and 2009 were $24 million and $50 million, or $0.31 and $0.65 per share, respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. As a result of our expectation that we will incur a REIT taxable loss in 2010, we currently expect that this year’s distributions will be characterized as return of capital. However, if credit losses remain at lower levels than experienced in recent quarters and we do generate positive taxable income, a portion of the distributions would be characterized as ordinary income (to the extent of the 2010 income).

Components of Book Value

The Financial Condition and Capital Resources and Liquidity sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed discussion and analysis of the components of GAAP book value at June 30, 2010 and December 31, 2009. The following supplemental non-GAAP components of book value addresses our assets and liabilities at June 30, 2010, as estimated under GAAP and as estimated by us using fair values for our investments and long-term debt. We show our investments in the Fund and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours. Our non-GAAP estimated economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), as required to determine fair value under GAAP. We believe this method of calculating economic value more closely represents liquidation value and does not represent the higher amount we would have to pay at the offered-side to replace our existing assets or the higher amount we would have to pay to redeem our liabilities. For additional information to consider when reviewing the following table, please see “Factors Affecting Management’s Estimate of Economic Value” and “Investments in the Fund and Securitization Entities” below.

Table 2 Book Value and Economic Value at June 30, 2010

(In Millions, Except per Share Data)	GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$288	$		$288
Real estate securities at Redwood
Residential	725			725
Commercial	8			8
CDO	1			1
Total real estate securities at Redwood	734			734
Investments in the Fund	15			15
Investments in Sequoia	101		(25)	76
Investments in Acacia	3		(2)	1
Total cash, securities, and investments	1,141			1,114
Long-term debt	(140)		78	(62)
Other assets/liabilities, net	(10)			(10)
Stockholders’ Equity	$991			$1,042
Book Value Per Share	$12.71			$13.37

During the second quarter of 2010, our GAAP book value decreased by $0.13 per share to $12.71 per share at June 30, 2010, as compared to March 31, 2010. The decrease was the result of $0.41 per share of earnings before market valuation adjustments and $0.02 per share from equity issuance related to dividend reinvestment less $0.26 per share of unrealized loss on cash flow hedges, $0.05 per share of negative market valuation adjustment, and $0.25 per share of dividends paid to shareholders. During the second quarter our estimate of non-GAAP economic value increased by $0.05 per share to $13.37 per share. The increase was the result of $0.23 per share from net cash flows and net positive market valuation adjustments on our securities and investments, $0.14 from valuation changes related to our long-term debt, and $0.02 per share from equity issuance related to dividend reinvestment less $0.09 per share of cash operating and interest expense and $0.25 per share of dividends paid to shareholders. Economic value is determined by calculating the fair value of our investments in consolidated entities directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. In calculating our estimate of economic value, we also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP.

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

Cash, Securities, and Investments at Redwood

We have segmented our securities portfolio by acquisition date in the chart below to highlight that 91% of the economic value of our cash, securities, and investments are held in cash or in recently acquired securities as of June 30, 2010. Our future earnings will be primarily driven by the performance of these recent investments along with how we deploy our existing cash and future cash flows.

Cash, Securities, and Investments at Redwood
June 30, 2010
($ in millions)

*	Estimate of non-GAAP economic value; see Table 2 for explanation and reconciliation to GAAP.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at June 30, 2010. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 3 Securities at Redwood by Vintage and as a Percentage of Total Securities

June 30, 2010 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$14	$227	$69	$310	42%
Non-prime	114	197	9	320	44%
Total Senior	128	424	78	630	86%
Re-REMIC prime	5	9	55	69	9%
Subordinate
Prime	12	3	1	16	2%
Non-prime	9	1	—	10	2%
Total Subordinate	21	4	1	26	4%
Total Residential	154	437	134	725	99%
Commercial	7	1	—	8	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$161	$439	$134	$734	100%

During the second quarter of 2010, our securities portfolio declined from $840 million to $734 million, primarily as a result of sales of $100 million and paydowns exceeding acquisitions. In addition, the value of the securities still held at June 30, 2010, decreased by $2 million during the period.

The following chart shows market prices for senior RMBS securities since June 2008.

Senior RMBS Prices

Source: JPMorgan Chase

Investments in the Fund and Securitization Entities

The GAAP reported value of our investments in the Fund, Sequoia entities, and Acacia entities totaled $119 million, or 12% of our equity at June 30, 2010. The fair value (which equals GAAP carrying value) of our investment in the Fund was $15 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The GAAP carrying value of our investments in Sequoia entities was $101 million and the fair value was $76 million. The $76 million of fair value consists of $43 million of interest-only securities (IOs) and $33 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities. These IOs earn the “spread” between the coupon rate on the $2.4 billion notional amount of underlying adjustable rate mortgage (ARM) loans and the cost of funds (indexed to one-month LIBOR) on the ABS issued within each respective securitization entity. Returns on IOs increase when prepayments slow and decrease when prepayments speed up.

The GAAP carrying value and fair value of our investments in Acacia entities was $3 million and $1 million at June 30, 2010, respectively. These investments consist of equity interests and securities in the Acacia entities we sponsor, which have minimal value, as well as the value of future management fees we expect to receive from Acacia entities, which we discounted at a 45% rate.

Capital Resources and Liquidity

Throughout the second quarter of 2010, we maintained our strong balance sheet and liquidity. We ended the second quarter of 2010 with total capital of $1.1 billion, which consists of $991 million of common equity and $140 million of 30-year long-term debt due in 2037. We had no short-term debt at June 30, 2010, though we did carry some short-term debt at times during the second quarter. We use our capital to invest in earning assets, fund our operations, fund working capital, and meet lender capital requirements with respect to collateralized borrowings, if any. Through our internal risk-adjusted capital policy, we allocate capital for our earning assets to meet liquidity needs that we estimate may arise. We generally allocate capital equal to 100% of the fair value of all our investments, a policy that has served us well over the past few years of market turmoil. We have successfully managed through two tumultuous periods (1998 and 2008) and we will remain thoughtful about managing funding risk when we re-enter the short-term debt market.

As we have started to acquire residential mortgage loans in July for future securitization and have the ability to access financing during the accumulation period, we have allocated less than 100% capital on these residential loans under our risk-adjusted capital policy. In addition, we may change the amount of capital we allocate to the more liquid securities we own. Consistent with our past practices, we will make these changes only when we believe it is in the best long-term interest of our shareholders. We believe we have significantly greater capital capacity than reflected in our stated excess capital amounts, given our conservative choice to allocate 100% capital to most of our assets. Excess capital generally equals our cash balance less pending investment settlements and other internal capital allocations we have established for the prudent operations of our company. Our excess capital at June 30, 2010 was $240 million and at July 31, 2010 was $178 million. Given the amount of our excess capital, it seems unlikely we would seek additional capital in the near term. If circumstances should change, we would likely look first at our own balance sheet for sources of cash before considering other options.

At June 30, 2010, we had $288 million in cash and cash equivalents, or $3.70 per share, and at July 31, 2010, we had $258 million in cash and cash equivalents, or $3.31 per share. Most of our cash and cash equivalents were invested in U.S. Treasury Bills. Our quarterly sources and uses of our cash is one of the financial metrics on which we focus. Therefore, as a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, we show in the table below (i) the beginning cash balances at March 31, 2010 and December 31, 2009 (which are GAAP amounts), (ii) the ending cash balances at June 30, 2010 and March 31, 2010 (which are GAAP amounts), and (iii) the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the quarters presented. This table excludes the gross cash flow generated by our Sequoia and Acacia securitization entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities. In addition, please note that in the table below we now include proceeds from sales as a component of business cash flow and as part of cash flow from securities and investments. While it is our intention when we acquire assets to hold them to maturity and receive principal and interest payments over their lives, we sell assets from time to time as part of our continuing management of expected risk and return. A sale effectively accelerates the receipt of cash flow we would have otherwise expected to receive over time.

In the second quarter of 2010, our business cash flow remained strong and in line with our expectations. Our business cash flow exceeded our cash operating expenses, acquisitions, and dividend distributions. We ended the quarter with $288 million of cash, up from $242 million at the end of the prior quarter.

Table 4 Redwood Sources and Uses of Cash

	Three Months Ended
(In Millions)	June 30, 2010	March 31, 2010
Beginning Cash Balance	$242	$243
Business cash flow
Cash flow from securities and investments	177	193
Cash operating expenses	(10)	(15)
Interest expense on long-term debt	(1)	(1)
Total business cash flow	166	177
Other sources and uses
Investment in 2010 Sequoia	(28)	—
Changes in working capital	3	(2)
Acquisitions(1)	(55)	(156)
Derivative margins posted, net	(20)	—
Dividends	(20)	(20)
Net other uses	(120)	(178)
Net sources (uses) of cash	46	(1)
Ending Cash Balance	$288	$242

(1)	Total acquisitions in the second quarter of 2010 were $23 million, $1 million of which are not reflected in this table because they did not settle until early July. Also, $33 million of acquisitions made in the first quarter that did not settle until early April are reflected in this table.

We believe our current GAAP income statements are reflective of our current underlying business trends, especially given the nature of the assets we currently hold. We consider cash flow one of a number of other important operating metrics; however, we realize that quarterly cash flow measures have limitations. In particular, we note:

•	When securities are purchased at large discounts from face value it is difficult to determine what portion of the cash received is a return “of” principal and what portion is a return “on” principal. It is only at the end of an asset’s life that we can accurately determine what portion of the cumulative cash received (whether principal or interest) was income and what was a return of capital.
•	Certain investments may generate cash flow in a quarter that is not necessarily reflective of the long-term economic yield we will earn on the investments. For example, we acquired certain re-REMIC support securities at what we believe to be attractive yields. Due to their terms, however, these securities are locked out of receiving any principal payments for years. Because of the deferred receipt of principal payments, formulating any conclusions on the value or performance of these securities by looking solely at the early quarterly cash flow may not be indicative of economic returns.
•	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates.

The table below presents the source of our cash flow from securities and investments for the three months ended June 30, 2010 and March 31, 2010.

Table 5 Cash Flow from Securities and Investments

	Three Months Ended
(In Millions)	June 30, 2010	March 31, 2010
Securities at Redwood
Residential senior
Principal and interest	$42	$40
Proceeds from sales	111	73
Total residential senior	153	113
Residential Re-REMIC
Principal and interest	2	3
Proceeds from sales	5	51
Total residential Re-REMIC	7	54
Residential subordinates principal and interest	8	8
Commercial and CDO subordinates principal and interest	1	1
Total cash flow from securities at Redwood	169	176
Investments in the Fund	1	9
Investments in Sequoia entities	7	8
Investments in Acacia entities	—	—
Total Cash Flow from Securities and Investments	$177	$193

Total cash flow from securities and investments was $177 million for the second quarter of 2010, a decrease of $16 million from first quarter, primarily due to a decreased level of security sales at Redwood and the Fund. Total proceeds from the sale of senior and re-REMIC securities at Redwood were $116 million in the second quarter, compared to $124 million in first quarter, primarily due to a decreased level of sales of our re-REMIC securities. Redwood’s investment in the Fund generated $1 million of cash flow in the second quarter, compared to $9 million in the prior quarter, due to a decreased level of sales in the second quarter. In the first quarter, our share of the proceeds from asset sales represented $7 million of the cash received.

Litigation and Governmental Investigations and Enforcement Actions

As described in Note 14 — Commitments and Contingencies — Loss Contingencies — Litigation, which is included within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of this Quarterly Report on Form 10-Q, in December 2009, a lawsuit was filed against us relating to the purchase by the Federal Home Loan Bank of Seattle (“FHLB-Seattle”) of a residential mortgage-backed security (“RMBS”) issued in 2005 by a securitization trust with respect to which our subsidiary, Sequoia Residential Funding, Inc. was the depositor. In addition, and as also described in the above-referenced Note 14, in July 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) delivered to us two notices of “Election to Void Sale of Securities” relating to two RMBS that were issued in 2006 by a securitization trust with respect to which our subsidiary, Sequoia Residential Funding, Inc. was the depositor. The notices demand that these two RMBS be repurchased from the FHLB-Chicago pursuant to the Illinois state securities laws. We believe the claims and demands made by the FHLB-Seattle and the FHLB-Chicago are without merit, although it is possible that we may not be successful in defending any litigation brought against us and any losses incurred as a result of any judgment against us could have a material adverse effect on our results of operations in future periods. In any case, regardless of the merits of any demand or legal action brought against us, or of our success in defending against it, the costs of defending against demands or litigation brought against us may be significant or material and could have a material adverse effect on our results of operations in future periods.

Various Federal Home Loan Banks that make up the Federal Home Loan Bank System are pursuing litigation against various parties in relation to their respective portfolio holdings of RMBS. As examples, (i) in September and October 2009 the Federal Home Loan Bank of Pittsburgh initiated litigation against various

RMBS market participants relating to RMBS held within its portfolio (we were not named in this litigation), (ii) in March 2010 the Federal Home Loan Bank of San Francisco initiated litigation against various RMBS market participants relating to RMBS held within its portfolio (we were not named in this litigation), and (iii) in December 2009 the Federal Home Loan Bank of Seattle initiated litigation against various RMBS market participants (including, as noted above, us) relating to RMBS held within its portfolio. There are a total of twelve Federal Home Loan Banks within the Federal Home Loan Bank System and those that have not yet initiated litigation or demands of the type described above may do so in the future and those that have already initiated litigation or demands of the type described above may expand the scope of the litigation or demands that they have initiated to date. Any newly initiated or expanded litigation or demands by the Federal Home Loan Banks may include new or additional demands or litigation against us or our subsidiaries to the extent that Federal Home Loan Banks purchased at issuance or in the secondary market RMBS issued through our Sequoia RMBS platform.

Other investors in RMBS have also initiated various legal actions against RMBS market participants and those that invested in RMBS issued through our Sequoia RMBS platform may initiate legal actions against us, particularly if the Federal Home Loan Banks and other investors who have initiated legal actions against us and others are successful, in whole or in part, in the pursuit of their claims against us or other RMBS market participants. Claims by investors in RMBS have included, among other things, allegations that the offering materials relating to the issuance of a RMBS were materially misleading or omitted to state material information. Please see the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009, including, without limitation, the Risk Factor entitled “Our past and future securitization activities or other past and future business activities could expose us to litigation, which may adversely affect our business and results of operations,” which is set forth on page 18 of that Annual Report.

Various governmental authorities have also initiated investigations, enforcement actions, and litigation with respect to, among other things, the mortgage finance markets, RMBS transactions, and collateralized debt obligation (CDO) transactions and the market participants who structured, sponsored, marketed, or sold transactions or securities relating to these markets and securities. For example, Goldman Sachs recently reached a $550 million settlement relating to civil charges brought by the Securities and Exchange Commission (“SEC”) relating to Goldman Sachs’ role in structuring and marketing a synthetic CDO transaction referred to as Abacus 2007-AC1. As another example, the SEC recently initiated a lawsuit against an asset management firm named ICP Asset Management (and certain other related entities and individuals) alleging violations of law by ICP Asset Management in the conduct of its business as the collateral manager of various CDO transactions. As another example, the Federal Housing Finance Agency, which is the federal agency that regulates Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, recently issued 64 subpoenas to institutions that participated in RMBS transactions in which Fannie Mae or Freddie Mac invested, as part of a financial inquiry that is seeking information to determine whether losses sustained by Fannie Mae and Freddie Mac from these investments are the legal responsibility of others and to ensure that the obligations of the various parties involved have been met.

Our business has included, and continues to include, activities relating to securitization and CDO transactions, areas that are the focus of various governmental authorities. Because of our involvement in the securitization and CDO businesses, we could become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. If violations are so alleged, we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods. In any case, regardless of the merits of any allegation or legal action that may be brought against us, or of our success in defending against it, the costs of defending against any such allegation or legal action made or brought against us may be significant or material and could have a material adverse effect on our results of operations in future periods. To the extent that any action is brought against us or other market participants by any governmental authority, regardless of whether that action is successful or not, it could result in non-governmental litigants bringing similar actions against us to the extent the law permits private parties to pursue legal action to address alleged violations of law or regulation. As described below, we have been required to provide information to federal agencies in two investigations.

In May 2010, we received an Order from the SEC, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. The SEC’s Order required us to provide information regarding, among other things, our trading practices and valuation policies relating to our Acacia CDO business. We have responded to the Order. The Order from the SEC indicates that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The SEC could, however, as a result of this investigation or otherwise, allege that we violated applicable law or regulation in the conduct of our CDO business and, if it was to make such an allegation, it is possible that we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in any future period.

In November 2009, we received a subpoena from the National Credit Union Administration (“NCUA”), which is the federal agency that charters and supervises federal credit unions, as part of its investigation of the circumstances relating to the U.S. Central Federal Credit Union being placed into conservatorship in March 2009, including the U.S. Central Federal Credit Union’s investment in various RMBS. The NCUA requested information relating to, among other things, two RMBS (i) issued in 2007 by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor and (ii) purchased at the time of issuance by the U.S. Central Federal Credit Union. We have responded to the subpoena. The subpoena from the NCUA states that it should not be construed as an indication by the NCUA or its staff that any violation of law has occurred. The NCUA could, however, as a result of this investigation or otherwise, allege that we did violate applicable law or regulation in the conduct of our securitization business and, if it was to make such an allegation, it is possible that we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods.

Results of Operations

The tables below present the results of Redwood Parent, our 2010 Sequoia securitization, and other consolidated entities and supplement our consolidated GAAP results for the three and six months ended June 30, 2010 and 2009. Other consolidated entities include the Fund, Sequoia entities issued prior to 2010, and Acacia entities that have been consolidated for financial reporting purposes.

Table 6 Consolidating Income Statements

	Three Months Ended June 30, 2010
(In Thousands)	Redwood Parent	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$25,547	$1,590	$29,172	$261	$56,570
Management fees	258	—	—	(258)	—
Interest expense	(2,176)	(1,388)	(17,597)	(3)	(21,164)
Net interest income	23,629	202	11,575	—	35,406
Provision for loan losses	—	(12)	(4,309)	—	(4,321)
Market valuation adjustments, net	(3,596)	—	(3,529)	—	(7,125)
Net interest income (loss) after provision and market valuation adjustments	20,033	190	3,737	—	23,960
Operating expenses	(11,153)	—	(74)	—	(11,227)
Realized gains, net	15,791	—	289	—	16,080
Income from 2010 Sequoia	190	—	—	(190)	—
Income from Other Consolidated Entities	3,766	—	—	(3,766)	—
Noncontrolling interest	—	—	(186)	—	(186)
Net income (loss) before provision for taxes	28,627	190	3,766	(3,956)	28,627
Provision for income taxes	(26)	—	—	—	(26)
Net Income (Loss)	$28,601	$190	$3,766	$(3,956)	$28,601

	Three Months Ended June 30, 2009
(In Thousands)	Redwood Parent	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$20,666	$—	$54,622	$(1,027)	$74,261
Management fees	845	—	—	(845)	—
Interest expense	(1,502)	—	(39,024)	1,525	(39,001)
Net interest income	20,009	—	15,598	(347)	35,260
Provision for loan losses	—	—	(14,545)	—	(14,545)
Market valuation adjustments, net	(31,595)	—	2,460	—	(29,135)
Net interest (loss) income after provision and market valuation adjustments	(11,586)	—	3,513	(347)	(8,420)
Operating expenses	(10,710)	—	(406)	347	(10,769)
Realized gains, net	6,861	—	18,664	—	25,525
Income from Other Consolidated Entities	21,644	—	—	(21,644)	—
Noncontrolling interest	—	—	(127)	—	(127)
Net income (loss) before provision for taxes	6,209	—	21,644	(21,644)	6,209
Benefit from income taxes	514	—	—	—	514
Net Income (Loss)	$6,723	$—	$21,644	$(21,644)	$6,723

	Six Months Ended June 30, 2010
(In Thousands)	Redwood Parent	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$52,848	$1,590	$60,500	$350	$115,288
Management fees	845	—	—	(845)	—
Interest expense	(3,292)	(1,388)	(34,867)	201	(39,346)
Net interest income	50,401	202	25,633	(294)	75,942
Provision for loan losses	—	(12)	(13,785)	—	(13,797)
Market valuation adjustments, net	(6,657)	—	(11,705)	—	(18,362)
Net interest income (loss) after provision and market valuation adjustments	43,744	190	143	(294)	43,783
Operating expenses	(28,360)	—	(467)	294	(28,533)
Realized gains, net	54,036	—	6,381	—	60,417
Income from 2010 Sequoia	190	—	—	(190)	—
Income from Other Consolidated Entities	5,886	—	—	(5,886)	—
Noncontrolling interest	—	—	(171)	—	(171)
Net income (loss) before provision for taxes	75,496	190	5,886	(6,076)	75,496
Provision for income taxes	(52)	—	—	—	(52)
Net Income (Loss)	$75,444	$190	$5,886	$(6,076)	$75,444

	Six Months Ended June 30, 2009
(In Thousands)	Redwood Parent	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$42,494	$—	$113,608	$(404)	$155,698
Management fees	1,877	—	—	(1,877)	—
Interest expense	(3,310)	—	(84,908)	1,576	(86,642)
Net interest income	41,061	—	28,700	(705)	69,056
Provision for loan losses	—	—	(30,577)	—	(30,577)
Market valuation adjustments, net	(57,882)	—	(14,497)	—	(72,379)
Net interest (loss) income after provision and market valuation adjustments	(16,821)	—	(16,374)	(705)	(33,900)
Operating expenses	(21,170)	—	(843)	705	(21,308)
Realized gains, net	7,199	—	18,789	—	25,988
Income from Other Consolidated Entities	2,161	—	—	(2,161)	—
Noncontrolling interest	—	—	589	—	589
Net (loss) income before provision for taxes	(28,631)	—	2,161	(2,161)	(28,631)
Benefit from income taxes	409	—	—	—	409
Net (Loss) Income	$(28,222)	$—	$2,161	$(2,161)	$(28,222)

Results of Operations — Redwood Parent

The following table presents the net interest income (loss) after market valuation adjustments (MVA) at Redwood for the three and six months ended June 30, 2010 and 2009.

Table 7 Net Interest Income (Loss) after MVA at Redwood Parent

	Three Months Ended June 30,
	2010			2009
(Dollars in Thousands)	Total Interest Income/(Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$39	$2,542	6.14%	$49	$2,682	7.31%
Trading securities	2,559	17,743	57.69%	872	4,209	82.87%
Available-for-sale securities	22,859	651,985	14.03%	19,667	428,368	18.36%
Cash and cash equivalents	90	283,224	0.13%	78	227,597	0.14%
Total Interest Income	25,547			20,666
Management fees	258			845
Interest Expense
Short-term debt	(36)	7,920	(1.81)%	—	—	—
Long-term debt(1)	(1,153)	138,383	(3.34)%	(1,502)	147,430	(4.08)%
Interest rate agreements(1)	(987)	138,383	(2.85)%	—	—	—
Total Interest Expense	(2,176)			(1,502)
Net Interest Income	23,629			20,009
Market valuation adjustments, net	(3,596)			(31,595)
Net Interest Income (Loss) After MVA at Redwood	$20,033			$(11,586)

(1)	All interest rates agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 6.19%.

	Six Months Ended June 30,
	2010			2009
(Dollars in Thousands)	Total Interest Income/(Expense)	Average Amortized Cost	Yield	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Real estate loans	$76	$2,549	5.96%	$113	$2,765	8.17%
Trading securities	5,515	19,110	57.72%	3,844	4,934	155.82%
Available-for-sale securities	47,152	663,245	14.22%	38,416	344,537	22.30%
Cash and cash equivalents	105	253,979	0.08%	121	266,235	0.09%
Total Interest Income	52,848			42,494
Management fees	845			1,877
Interest Expense
Short-term debt	(36)	3,982	(1.80)%	—	—	—
Long-term debt(1)	(2,269)	138,264	(3.28)%	(3,310)	147,312	(4.49)%
Interest rate agreements(1)	(987)	138,264	(1.43)%	—	—	—
Total Interest Expense	(3,292)			(3,310)
Net Interest Income	50,401			41,061
Market valuation adjustments, net	(6,657)			(57,882)
Net Interest Income (Loss) After MVA at Redwood	$43,744			$(16,821)

(1)	All interest rates agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 4.71%.

Net interest income after MVA at Redwood was $20 million for the three months ended June 30, 2010, as compared to negative $12 million for the three months ended June 30, 2009, an increase of $32 million. Net interest income after MVA at Redwood was $44 million for the six months ended June 30, 2010, as compared to negative $17 million for the six months ended June 30, 2009, an increase of $61 million. These differences were primarily due to a significant decline in negative market valuation adjustments during comparable periods due to fewer impairments on subordinate securities. Additionally, interest income from senior residential securities acquired during 2009 more than offset declining interest income from subordinate securities acquired in prior periods. Despite lower benchmark LIBOR rates, total interest expense recognized on our long-term debt increased during the first six month of 2010 as compared to the first six month of 2009, due to additional interest expense on cash flow hedges entered into during the first quarter of 2010.

Analysis of Interest Income at Redwood Parent

Interest income at Redwood was $26 million for the three months ended June 30, 2010, as compared to $21 million for the three months ended June 30, 2009, an increase of $5 million. Interest income at Redwood was $53 million for the six months ended June 30, 2010, as compared to $43 million for the six months ended June 30, 2009, an increase of $10 million. Increases in balances were partially offset by lower interest rates and yields. The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 8 Interest Income at Redwood Parent — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(45)	$35	$(10)
Trading securities	2,682	(995)	1,687
Available-for-sale securities	10,258	(7,066)	3,192
Cash and cash equivalents	19	(7)	12
Total Interest Income	$12,914	$(8,033)	$4,881

	Change in Interest Income Six Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Real estate loans	$(106)	$69	$(37)
Trading securities	(1,384)	3,055	1,671
Available-for-sale securities	32,535	(23,799)	8,736
Cash and cash equivalents	28	(44)	(16)
Total Interest Income	$31,073	$(20,719)	$10,354

We classify most senior, re-REMIC, and subordinate securities as available-for-sale (AFS) securities under GAAP. The following table presents the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2010 and 2009.

Table 9 Interest Income — AFS Securities at Redwood Parent

Three Months Ended June 30, 2010					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$6,954	$9,922	$16,876	$564,933	4.92%	7.03%	11.95%
Re-REMIC Residential	1,866	(484)	1,382	34,385	21.71%	(5.63)%	16.08%
Subordinate
Residential	3,427	396	3,823	45,250	30.29%	3.50%	33.79%
Commercial	666	30	696	7,417	35.92%	1.62%	37.54%
CDO	107	(25)	82	—	N/A	N/A	N/A
Total Subordinate	4,200	401	4,601	52,667	31.90%	3.05%	34.95%
Total AFS Securities	$13,020	$9,839	$22,859	$651,985	7.99%	6.04%	14.03%

Three Months Ended June 30, 2009					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$5,808	$6,274	$12,082	$332,066	7.00%	7.56%	14.56%
Re-REMIC Residential	560	13	573	26,419	8.48%	0.20%	8.68%
Subordinate
Residential	7,268	(1,951)	5,317	44,856	64.81%	(17.40)%	47.41%
Commercial	3,387	(1,788)	1,599	25,006	54.18%	(28.60)%	25.58%
CDO	121	(25)	96	21	N/A	N/A	N/A
Total Subordinate	10,776	(3,764)	7,012	69,883	61.68%	(21.54)%	40.14%
Total AFS Securities	$17,144	$2,523	$19,667	$428,368	16.01%	2.36%	18.37%

Six Months Ended June 30, 2010					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$15,016	$20,525	$35,541	$570,280	5.27%	7.20%	12.47%
Re-REMIC Residential	4,442	(1,135)	3,307	40,087	22.16%	(5.66)%	16.50%
Subordinate
Residential	6,656	142	6,798	45,335	29.36%	0.63%	29.99%
Commercial	1,701	(289)	1,412	7,543	45.10%	(7.66)%	37.44%
CDO	145	(51)	94	—	N/A	N/A	N/A
Total Subordinate	8,502	(198)	8,304	52,878	32.16%	(0.75)%	31.41%
Total AFS Securities	$27,960	$19,192	$47,152	$663,245	8.43%	5.79%	14.22%

Six Months Ended June 30, 2009					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Senior Residential	$8,595	$9,596	$18,191	248,596	6.91%	7.72%	14.63%
Re-REMIC Residential	560	13	573	13,282	8.43%	0.20%	8.63%
Subordinate
Residential	15,959	1,489	17,448	47,001	67.91%	6.34%	74.25%
Commercial	7,937	(5,838)	2,099	35,635	44.55%	(32.77)%	11.78%
CDO	131	(25)	106	23	N/A	N/A	N/A
Total Subordinate	24,027	(4,374)	19,653	82,659	58.14%	10.58%	47.56%
Total AFS Securities	$33,182	$5,235	$38,417	$344,537	19.26%	3.04%	22.30%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Analysis of Interest Expense at Redwood Parent

Interest expense at Redwood was $2 million for the three months ended June 30, 2010, as compared to $1 million for the three months ended June 30, 2009, an increase of $1 million, primarily as a result of interest expense recognized on cash flow hedges entered into during the first quarter of 2010 to hedge interest rate exposure on our long-term debt, partially offset by lower short-term interest rates, as well as lower average debt balances as a result of the extinguishment of $10 million of long-term debt during 2009. Interest expense at Redwood was $3 million for both the six months ended June 30, 2010 and 2009.

The following table details how interest expense changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 10 Interest Expense at Redwood Parent — Volume and Rate Changes

	Change in Interest Expense Three Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$36	$—	$36
Long-term debt	(92)	730	638
Total Interest Expense	$(56)	$730	$674

	Change in Interest Expense Six Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Short-term debt	$36	$—	$36
Long-term debt	(203)	149	(54)
Total Interest Expense	$(167)	$149	$(18)

Market Valuation Adjustments at Redwood Parent

The following table presents the impact of market valuation adjustments at Redwood for the three and six months ended June 30, 2010 and 2009.

Table 11 Impact of Market Valuation Adjustments at Redwood Parent

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Change in fair value of assets and liabilities	$(233)	$473	$(1,729)	$(668)
Impairment on AFS securities	(3,363)	(32,068)	(4,928)	(57,214)
Total Market Valuation Adjustments, Net	$(3,596)	$(31,595)	$(6,657)	$(57,882)

At Redwood, we classify most securities as AFS and report unrealized gains and losses, and other-than-temporary impairments (OTTI) related to non-credit factors, as a component of stockholders’ equity in our consolidated balance sheet. Conversely, OTTI related to credit factors, and market valuation adjustments on derivatives and trading securities, are recorded through our income statement.

For the second quarter of 2010, we recognized an aggregate $6 million of OTTI at Redwood. Of this amount, $3 million was related to credit factors and recognized in our consolidated statement of income, and the remaining $3 million was recognized as a reduction in stockholders’ equity. For the second quarter of 2009, we recognized an aggregate $38 million of OTTI at Redwood. Unrealized losses on securities and OTTI related to non-credit factors totaled less than $1 million for the second quarter of 2010 and $8 million for the second quarter of 2009, net of a negative $58 million of one-time adjustments related to the new accounting guidance for OTTI. To the extent our loss expectations do not significantly change, we expect the pace of future impairments on securities to remain near levels observed in recent quarters.

For the first half of 2010, we recognized an aggregate $9 million of OTTI at Redwood. Of this amount, $5 million was related to credit factors and recognized in our consolidated statement of income, and the remaining $4 million was recognized as a reduction in stockholders’ equity. For the first half of 2009, we recognized an aggregate $63 million of OTTI at Redwood. Unrealized losses on securities and OTTI related to non-credit factors totaled $10 million for the first half of 2010 and negative $20 million for the first half of 2009, net of a negative $58 million of one-time adjustments related to the new accounting guidance for OTTI.

Operating Expenses at Redwood and Consolidated Entities

The following table presents the components of operating expenses for the three and six months ended June 30, 2010 and 2009.

Table 12 Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Fixed compensation expense	$3,661	$3,572	$7,770	$7,600
Variable compensation expense	1,303	1,132	3,183	1,688
Equity compensation expense	2,077	2,337	8,136	4,132
Severance expense	229	—	310	28
Total compensation expense	7,270	7,041	19,399	13,448
Systems	1,734	1,233	3,311	2,826
Office costs	1,783	1,675	3,548	3,426
Accounting and legal	45	421	1,511	980
Other operating expenses	395	399	764	628
Total Operating Expenses	$11,227	$10,769	$28,533	$21,308

Operating expenses were $11 million for the three months ended June 30, 2010 and 2009. Operating expenses were $29 million and $21 million for the six months ended June 30, 2010 and 2009, respectively. This increase was primarily due to a $4 million non-recurring equity compensation expense related to the accelerated vesting of equity awards from the announced retirement of our former Chief Executive Officer. The remaining increase was the result of a rise in our operating expenses associated with the expansion of our residential securitization business and an increase in our variable compensation expense. We currently expect our quarterly operating costs in 2010 to remain generally consistent with the expenses in the first half of 2010 (excluding the non-recurring charge noted above).

Gains and Losses at Redwood and Consolidated Entities

The following table details the components of realized gains on sales of investments, net, for the three and six months ended June 30, 2010 and 2009.

Table 13 Realized Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Net gains on sales of real estate securities	$15,811	$6,861	$53,189	$7,199
Net gains on repurchase of Sequoia ABS	—	—	6,959	—
Net gains on extinguishment of debt	278	93	278	218
Net losses on U.S. Treasuries	(9)	—	(9)	—
Gains on deconsolidation	—	18,571	—	18,571
Total Realized Gains, Net	$16,080	$25,525	$60,417	$25,988

Realized gains of $16 million for the three months ended June 30, 2010, reflect $16 million in gains on the sales of securities as part of our ongoing portfolio management activities. Realized gains of $60 million for the six months ended June 30, 2010, reflect $53 million in gains on the sales of securities as part of our ongoing portfolio management activities and the repurchase of $15 million of Sequoia ABS at a significant discount to the principal amount owed, resulting in a $7 million gain.

Results of Operations — 2010 Sequoia Securitization Entity

The following table presents the net interest income at our 2010 Sequoia securitization entity for the three months ended June 30, 2010.

Table 14 Net Interest Income at 2010 Sequoia Securitization Entity

Three Months Ended June 30, 2010	Interest Income/ (Expense)	Premium Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$1,828	$(238)	$1,590	$161,502	3.94%
Total Interest Income	1,828	(238)	1,590
Interest Expense
ABS issued(1)	(1,338)	(50)	(1,388)	144,201	(3.85)%
Total Interest Expense	(1,338)	(50)	(1,388)
Net Interest Income	$490	$(288)	$202

(1)	All Sequoia ABS premium amortization is related to DBIC amortization.

Net interest income at our 2010 Sequoia securitization was $202 thousand for the three months ended June 30, 2010. Our loan loss provision for the same period was $12 thousand.

Results of Operations — Other Consolidated Entities

The following table presents the net interest income at our other consolidated entities for the three and six months ended June 30, 2010 and 2009.

Table 15 Net Interest Income at Other Consolidated Entities

Three Months Ended June 30, 2010	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$15,871	$(1,747)	$14,124	$3,589,882	1.57%
Commercial real estate loans	262	—	262	17,588	5.96%
Trading securities	13,483	—	13,483	264,439	20.39%
Available-for-sale securities	314	982	1,296	35,526	14.59%
Other investments	4	—	4	8,032	0.20%
Cash and cash equivalents	3	—	3	55,910	0.02%
Total Interest Income	29,937	(765)	29,172
Interest Expense
ABS issued – Sequoia(1)	(8,662)	(153)	(8,815)	3,518,773	(1.00)%
ABS issued – Acacia	(7,655)	—	(7,655)	268,715	(11.39)%
Interest rate agreements – Sequoia	(62)	—	(62)	3,518,773	(0.01)%
Interest rate agreements – Acacia	(1,065)	—	(1,065)	268,715	(1.59)%
Total Interest Expense	(17,444)	(153)	(17,597)
Net Interest Income	$12,493	$(918)	$11,575

(1)	Sequoia ABS premium amortization includes $196 thousand of bond issuance premium amortization and negative $349 thousand of DBIC amortization.

Three Months Ended June 30, 2009	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$34,158	$(3,989)	$30,169	$4,305,159	2.80%
Commercial real estate loans	396	—	396	9,005	17.59%
Trading securities	22,115	—	22,115	255,511	34.62%
Available-for-sale securities	508	1,340	1,848	58,054	12.73%
Other investments	55	—	55	56,690	0.39%
Cash and cash equivalents	39	—	39	55,105	0.28%
Total Interest Income	57,271	(2,649)	54,622
Interest Expense
ABS issued – Sequoia(1)	(23,165)	(199)	(23,364)	4,211,937	(2.22)%
ABS issued – Acacia	(14,550)	—	(14,550)	285,698	(20.37)%
Interest rate agreements – Sequoia	(21)	—	(21)	4,211,937	(0.00)%
Interest rate agreements – Acacia	(1,089)	—	(1,089)	285,698	(1.52)%
Total Interest Expense	(38,825)	(199)	(39,024)
Net Interest Income	$18,446	$(2,848)	$15,598

(1)	Sequoia ABS premium amortization includes $313 thousand of bond issuance premium amortization and negative $512 thousand of DBIC amortization.

Six Months Ended June 30, 2010	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$32,702	$(4,118)	$28,584	$3,628,170	1.58%
Commercial real estate loans	558	—	558	15,680	7.12%
Trading securities	28,455	—	28,455	265,949	21.40%
Available-for-sale securities	627	2,258	2,885	38,811	14.87%
Other investments	13	—	13	13,295	0.20%
Cash and cash equivalents	5	—	5	68,135	0.01%
Total Interest Income	62,360	(1,860)	60,500
Interest Expense
ABS issued – Sequoia(1)	(17,836)	(331)	(18,167)	3,553,827	(1.02)%
ABS issued – Acacia	(15,078)	—	(15,078)	278,424	(10.83)%
Interest rate agreements – Sequoia	77	—	77	3,553,827	0.00%
Interest rate agreements – Acacia	(1,699)	—	(1,699)	278,424	(1.22)%
Total Interest Expense	(34,536)	(331)	(34,867)
Net Interest Income	$27,824	$(2,191)	$25,633

(1)	Sequoia ABS premium amortization includes $404 thousand of bond issuance premium amortization and negative $735 thousand of DBIC amortization.

Six Months Ended June 30, 2009	Interest Income/ (Expense)	(Premium) Discount Amortization(1)	Total Interest Income/ (Expense)	Average Amortized Cost	Yield
(Dollars in Thousands)
Interest Income
Residential real estate loans	$75,250	$(11,448)	$63,802	$4,435,959	2.88%
Commercial real estate loans	668	—	668	10,068	13.27%
Trading securities	44,218	—	44,218	286,630	30.85%
Available-for-sale securities	1,118	3,545	4,663	60,174	15.50%
Other investments	131	—	131	65,973	0.40%
Cash and cash equivalents	126	—	126	47,417	0.53%
Total Interest Income	121,511	(7,903)	113,608
Interest Expense
ABS issued – Sequoia(1)	(48,039)	(417)	(48,456)	4,336,449	(2.23)%
ABS issued – Acacia	(34,244)	—	(34,244)	305,646	(22.41)%
Interest rate agreements – Sequoia	(42)	—	(42)	4,336,449	(0.00)%
Interest rate agreements – Acacia	(2,166)	—	(2,166)	305,646	(1.42)%
Total Interest Expense	(84,491)	(417)	(84,908)
Net Interest Income	$37,020	$(8,320)	$28,700

(1)	Sequoia ABS premium amortization includes $648 thousand of bond issuance premium amortization and negative $1 million of DBIC amortization.

Net interest income at the other consolidated entities was $12 million for the three months ended June 30, 2010, as compared to $16 million for the three months ended June 30, 2009, a decrease of $4 million. Net interest income at the other consolidated entities was $26 million for the six months ended June 30, 2010, as compared to $29 million for the six months ended June 30, 2009, a decrease of $3 million. The decrease was primarily due to the amount and timing of changes between income yields on securities and loans and expense yields on ABS issued. These changes were largely due to changes in benchmark LIBOR interest rates. Overall interest income and interest expense declined during these periods due to lower average balances of loans, securities, and ABS issued.

The following table presents the components of the interest income we earned on securities at the Fund in the three and six months ended June 30, 2010 and 2009, which are all accounted for as available-for-sale.

Table 16 Interest Income — Securities at the Fund

Three Months Ended June 30, 2010					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$100	$519	$619	$17,354	2.31%	11.96%	14.27%
Subordinate
Residential	59	126	186	6,329	3.75%	7.99%	11.74%
CDO	154	337	491	11,843	5.21%	11.39%	16.60%
Total Subordinate	213	463	677	18,172	4.70%	10.19%	14.89%
Total AFS Securities	$313	$982	$1,296	$35,526	3.52%	11.05%	14.57%

Three Months Ended June 30, 2009					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$186	$1,008	$1,194	$36,255	2.05%	11.12%	13.17%
Subordinate
Residential	81	201	282	11,145	2.91%	7.21%	10.12%
CDO	240	132	372	10,654	9.01%	4.96%	13.97%
Total Subordinate	321	333	654	21,799	5.89%	6.11%	12.00%
Total AFS Securities	$507	$1,341	$1,848	$58,054	3.49%	9.24%	12.73%

Six Months Ended June 30, 2010					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$214	$1,249	$1,463	$20,534	2.09%	12.17%	14.26%
Subordinate
Residential	117	293	411	6,606	3.55%	8.88%	12.43%
CDO	296	715	1,011	11,671	5.07%	12.26%	17.33%
Total Subordinate	413	1,008	1,422	18,277	4.52%	11.03%	15.55%
Total AFS Securities	$627	$2,257	$2,885	$38,811	3.23%	11.63%	14.86%

Six Months Ended June 30, 2009					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount Amortization	Total Interest Income
Senior Residential	$393	$2,816	$3,209	$36,429	2.16%	15.46%	17.62%
Subordinate
Residential	167	488	655	11,535	2.90%	8.46%	11.36%
CDO	557	242	799	12,210	9.12%	3.96%	13.08%
Total Subordinate	724	730	1,454	23,745	6.10%	6.15%	12.25%
Total AFS Securities	$1,117	$3,546	$4,663	$60,174	3.71%	11.79%	15.50%

Analysis of Interest Income at Other Consolidated Entities

Interest income at our other consolidated entities was $29 million for the three months ended June 30, 2010, as compared to $55 million for the three months ended June 30, 2009, a decline of $26 million. Interest income at our consolidated entities was $61 million for the six months ended June 30, 2010, as compared to $114 million for the six months ended June 30, 2009, a decline of $53 million. Interest income declined primarily due to lower benchmark LIBOR interest rates on loans and securities along with lower average balances at our consolidated entities. Average balances of loans at consolidated Sequoia entities decreased due to principal repayments on loans and securities with no offsetting acquisition activity. The average prepayment rate for loans at consolidated Sequoia entities loans was 8% during the second quarter of 2010 as compared to 11% in the second quarter of 2009. Average balances of loans at consolidated Sequoia entities also decreased due to the deconsolidation of certain Sequoia entities during the past twelve months.

The following table details how interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at our other consolidated entities.

Table 17 Interest Income at Other Consolidated Entities — Volume and Rate Changes

	Change in Interest Income Three Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(5,012)	$(11,033)	$(16,045)
Commercial real estate loans	377	(511)	(134)
Trading securities	773	(9,405)	(8,632)
Available-for-sale securities	(717)	165	(552)
Other investments	(47)	(4)	(51)
Cash and cash equivalents	1	(37)	(36)
Total Interest Income	$(4,625)	$(20,825)	$(25,450)

	Change in Interest Income Six Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
Residential real estate loans	$(11,618)	$(23,600)	$(35,218)
Commercial real estate loans	372	(482)	(110)
Trading securities	(3,190)	(12,573)	(15,763)
Available-for-sale securities	(1,655)	(123)	(1,778)
Other investments	(105)	(13)	(118)
Cash and cash equivalents	55	(176)	(121)
Total Interest Income	$(16,141)	$(36,967)	$(53,108)

Analysis of Interest Expense at Other Consolidated Entities

Interest expense at our consolidated entities was $18 million and $35 million for the three and six months ended June 30, 2010, respectively, as compared to $39 million and $85 million for the three and six months ended June 30, 2009, respectively. Interest expense declined primarily due to lower average balances of ABS issued at our securitization entities along with lower benchmark LIBOR interest rates on obligations of consolidated securitization entities. The following table details how interest expense at our consolidated entities changed as a result of changes in average debt balances (“volume”) and interest yields (“rate”).

Table 18 Interest Expense at Other Consolidated Entities — Volume and Rate Changes

	Change in Interest Expense Three Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(3,848)	$(10,660)	$(14,508)
ABS Issued – Acacia	(930)	(5,989)	(6,919)
Total Interest Expense	$(4,778)	$(16,649)	$(21,427)

	Change in Interest Expense Six Months Ended June 30, 2010 vs. June 30, 2009
(In Thousands)	Volume	Rate	Total Change
ABS Issued – Sequoia	$(8,753)	$(21,655)	$(30,408)
ABS Issued – Acacia	(3,243)	(16,390)	(19,633)
Total Interest Expense	$(11,996)	$(38,045)	$(50,041)

Loan Loss Provision at Sequoia

The provision for loan losses was $4 million for the three months ended June 30, 2010, as compared to $15 million for the three months ended June 30, 2009. Our $4 million provision for loans losses was offset by $4 million (or 0.11% of outstanding loan balances) of net charge-offs in the second quarter of 2010. In the second quarter of 2009, the provision for loan losses exceeded net charge-offs of $2 million (or 0.05% of outstanding loan balances). These charge-offs were generated by $13 million and $8 million of defaulted loans in the three months ended June 30, 2010 and 2009, respectively, for average implied loss severities of 31% and 23% for the three months ended June 30, 2010 and 2009, respectively. This resulted in an increase of less than $1 million and a decrease of $2 million in our allowance for loan losses for the three months ended June 30, 2010 and 2009, respectively. There are currently four Sequoia entities for which we have expensed aggregate loan loss provisions of $2 million in excess of our reported investment for GAAP purposes.

The provision for loan losses was $14 million for the six months ended June 30, 2010, as compared to $31 million for the six months ended June 30, 2009. The provision for loan losses exceeded net charge-offs of $7 million (or 0.17% of outstanding loan balances) and $6 million (or 0.14% of outstanding loan balances) for the six months ended June 30, 2010 and 2009, respectively. These charge-offs were generated by $21 million and $23 million of defaulted loans in the six months ended June 30, 2010 and 2009, respectively, for average implied loss severities of 31% and 25% for the six months ended June 30, 2010 and 2009, respectively. This resulted in an increase of $7 million and $10 million in our allowance for loan losses for the six months ended June 30, 2010 and 2009, respectively.

Credit deterioration in the loan portfolio has been most notable in certain states and more recent loan vintages. Loans originated in California, Florida, Georgia, and Arizona accounted for a disproportionately large share (52%) of seriously delinquent loans held by consolidated Sequoia entities at June 30, 2010.

Market Valuation Adjustments at Other Consolidated Entities

We apply the fair value option provided under GAAP for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. This option requires that changes in the fair value of these assets, liabilities, and commitments be recorded in the consolidated statements of income (loss) each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading derivatives with all changes in the fair value of these assets and liabilities recorded through our consolidated statements of income (loss). There were a net negative $1 million and negative $9 million of market valuation adjustments on these assets and liabilities recognized through our consolidated statements of income (loss) for the three and six months ended June 30, 2010, respectively. At the Fund, there was $1 million of negative market valuation adjustments on AFS securities recognized through our consolidated statements of income (loss) for both the three and six months ended June 30, 2010, all of which were deemed to be OTTI related to credit factors. At consolidated Sequoia entities, there were $1 million of negative market valuation adjustments on real estate owned (REO) properties recognized through our consolidated statements of income (loss) for both the three and six months ended June 30, 2010.

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

Changes in Premium Amortization for Loans

The unamortized premium for loans owned by Sequoia was $46 million at June 30, 2010. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $4 million in the first six months of 2010, compared to $11 million in the first six months of 2009.

Changes in Yields for Securities

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

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

Results of Operations — Estimated Taxable Income (Loss)

The following table summarizes our estimated taxable income (loss) and distributions to shareholders for the three and six months ended June 30, 2010 and 2009. At both June 30, 2010 and 2009, we had no undistributed REIT taxable income.

Table 19 Estimated Taxable Income (Loss) and Distributions to Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except per Share Data)	2010	2009	2010	2009
REIT taxable income (loss)	$2,883	$(10,379)	$12,714	$(19,080)
Taxable REIT subsidiary loss	(5,433)	(1,662)	(14,116)	(6,508)
Total Estimated Taxable Income (Loss)	$(2,550)	$(12,041)	$(1,402)	$(25,588)
Distributed to shareholders	$19,498	$19,382	$38,973	$34,469

Our estimated total taxable loss for the second quarter of 2010 was $3 million ($0.03 per share) and included $24 million in credit losses. This compared to an estimated total taxable loss for the second quarter of 2009 of $12 million ($0.16 per share), which included $50 million of credit losses. We continue to expect credit losses to be the primary factor in 2010 and result in a taxable loss for the year.

For the three months ended June 30, 2010, we paid a regular quarterly dividend of $0.25 per share. We currently expect that credit losses realized in 2010 will exceed our taxable income and, therefore, we anticipate that this year’s dividend distributions will be characterized as return of capital. Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date. However, if credit losses realized during the second half of 2010 are below our current expectations, and we do generate positive REIT taxable income in 2010, a portion of our dividend distributions will be characterized as ordinary income. This portion, if any, will be based upon the amount of REIT taxable income we generate in 2010 prior to the application of any REIT tax loss carry-forwards from prior periods that may ultimately reduce our reported REIT taxable income in 2010 to zero.

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

The tables below reconcile our tax and GAAP income (loss) for the three and six months ended June 30, 2010 and 2009.

Table 20 Differences between Estimated Taxable (Loss) Income and GAAP Net Income (Loss)

	Three Months Ended June 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$33,828	$56,570	$(22,742)
Interest expense	(2,382)	(21,164)	18,782
Net interest income	31,446	35,406	(3,960)
Provision for loan losses	—	(4,321)	4,321
Realized credit losses	(24,427)	—	(24,427)
Market valuation adjustments, net	—	(7,125)	7,125
Operating expenses	(9,569)	(11,227)	1,658
Realized gains, net	—	16,080	(16,080)
Provision for income taxes	—	(26)	26
Less: Net income attributable to noncontrolling interest	—	186	(186)
Net (Loss) Income	$(2,550)	$28,601	$(31,151)
Estimated (loss) income per share	$(0.03)	$0.35	$(0.38)

	Three Months Ended June 30, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$49,247	$74,261	$(25,014)
Interest expense	(1,288)	(39,001)	37,713
Net interest income	47,959	35,260	12,699
Provision for loan losses	—	(14,545)	14,545
Realized credit losses	(50,142)	—	(50,142)
Market valuation adjustments, net	—	(29,135)	29,135
Operating expenses	(9,858)	(10,769)	911
Realized gains, net	—	25,525	(25,525)
Benefit from income taxes	—	514	(514)
Less: Net income attributable to noncontrolling interest	—	127	(127)
Net (Loss) Income	$(12,041)	$6,723	$(18,764)
Estimated (loss) income per share	$(0.16)	$0.10	$(0.26)

	Six Months Ended June 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$71,505	$115,288	$(43,783)
Interest expense	(3,457)	(39,346)	35,889
Net Interest Income	68,048	75,942	(7,894)
Provision for loan losses	—	(13,797)	13,797
Realized credit losses	(48,677)	—	(48,677)
Market valuation adjustments, net	—	(18,362)	18,362
Operating expenses	(20,773)	(28,533)	7,760
Realized gains, net	—	60,417	(60,417)
Provision for income taxes	—	(52)	52
Less: Net income attributable to noncontrolling interest	—	171	(171)
Net (Loss) Income	$(1,402)	$75,444	$(76,846)
Estimated (loss) income per share	$(0.02)	$0.94	$(0.96)

	Six Months Ended June 30, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$99,730	$155,698	$(55,968)
Interest expense	(2,618)	(86,642)	84,024
Net Interest Income	97,112	69,056	28,056
Provision for loan losses	—	(30,577)	30,577
Realized credit losses	(102,755)	—	(102,755)
Market valuation adjustments, net	—	(72,379)	72,379
Operating expenses	(19,945)	(21,308)	1,363
Realized gains, net	—	25,988	(25,988)
Benefit from income taxes	—	409	(409)
Less: Net loss attributable to noncontrolling interest	—	(589)	589
Net (Loss) Income	$(25,588)	$(28,222)	$2,634
Estimated (loss) income per share	$(0.38)	$(0.48)	$0.10

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At June 30, 2010, the cumulative difference between the GAAP and tax amortized costs basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $233 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three and six months ended June 30, 2010, we realized $24 million and $49 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that tax losses will continue to be a significant factor in 2010. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $197 million of tax losses on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced, although the quarterly timing of actual losses is difficult to accurately project. As of June 30, 2010, for GAAP we had a designated credit reserve of $544 million on our securities and an allowance for loan losses of $61 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on assets sold may differ, resulting in differences in gains and losses on sale. Thus, although we sold assets in the second quarter of 2010 and realized a gain for GAAP purposes of $16 million, for tax purposes these sales generated gains of $9 million and were used to offset prior capital losses. The majority of this difference relates to the timing variances in the recognition of income and losses. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. As of June 30, 2010, the REIT had $81 million in capital loss carry-forwards ($1.04 per share) that can be used to offset future capital gains over the next five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $21 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary quarter over quarter, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the forseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

Financial Condition

The majority of the assets shown on our consolidated balance sheets are owned by our consolidated entities. The earning assets of these entities represent 81% of our consolidated earning assets and the liabilities (ABS issued) of these entities represent 96% of our consolidated liabilities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that our liabilities are not liabilities of the securitization entities and the ABS issued by the securitization entities are not obligations of ours.

The following table shows the components of our balance sheet at June 30, 2010.

Table 21 Consolidating Balance Sheet

June 30, 2010 (In Millions)	Redwood Parent	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$3	$226	$3,581	$—	$3,810
Real estate securities, at fair value:
Trading securities	18	—	258	—	276
Available-for-sale securities	716	—	52	(27)	741
Other investments	—	—	4	—	4
Cash and cash equivalents	288	—	—	—	288
Investment in the 2010 Sequoia	28	—	—	(28)	—
Investment in Other Consolidated Entities	91	—	—	(91)	—
Total earning assets	1,144	226	3,895	(146)	5,119
Other assets	41	3	56	—	100
Total Assets	$1,185	$229	$3,951	$(146)	$5,219
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	54	1	87	—	142
Asset-backed securities issued	—	200	3,761	(27)	3,934
Long-term debt	140	—	—	—	140
Total liabilities	194	201	3,848	(27)	4,216
Stockholders’ equity	991	28	91	(119)	991
Noncontrolling interest	—	—	12	—	12
Total equity	991	28	103	(119)	1,003
Total Liabilities and Equity	$1,185	$229	$3,951	$(146)	$5,219

Analysis of Earning Assets

Real Estate Loans

On April 28, 2010 we consolidated $238 million of residential loans in our 2010 Sequoia securitization SEMT 2010-H1. All of the loans securitized are prime-quality, first-lien loans made to borrowers with demonstrated credit histories. Additionally, all of the loans are hybrid loans originated in 2009. The weighted average FICO score for these loans outstanding was 768 and the weighted average original loan-to-value ratio (LTV) was 57% at origination. During the second quarter of 2010, there were $12 million in principal repayments on the 2010 Sequoia securitizations.

The following table provides details of residential real estate loans activity at the Sequoia securitization entities during the three and six months ended June 30, 2010.

Table 22 Residential Real Estate Loans at Sequoias Issued Prior to 2010 — Activity

(In Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$3,643	$3,725
Principal repayments	(71)	(139)
Charge-offs, net	4	7
Transfers to REO	(8)	(13)
Premium amortization	(2)	(4)
Provision for credit losses	(4)	(14)
Balance at End of Period	$3,562	$3,562

The majority of the loans at the Sequoia securitizations issued prior to 2010 are prime-quality, seasoned residential loans made to borrowers with demonstrated credit histories. Approximately $3.52 billion (or 98%) of outstanding loan balances held at Sequoia securitization entities represents first-lien loans collateralized by residential properties. The remaining $58 million are second-lien loans also collateralized by residential properties. As of June 30, 2010, $3.30 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 733 and the weighted average original loan-to-value ratio (LTV) was 66%. At June 30, 2010, 96% of residential loans (by unpaid principal balance) held at Sequoia securitization entities were one-month or six-month ARMs and 4% were hybrid loans.

Loan Characteristics for All Sequoia Entities

Of the $380 million of hybrid loans held at Sequoia securitization entities at June 30, 2010, $73 million (or 19%) had reset as of June 30, 2010, and are now floating rate loans. The following table highlights the scheduled reset dates for outstanding hybrid loans held at all Sequoia entities that have not reached their first reset as of June 30, 2010.

Table 23 Held-for-Investment Hybrid Loan Reset Dates

(In Millions)	June 30, 2010
Reset Date
2010	$1
2011	—
2012	41
2013	2
2014	244
2015	3
2017	16
Total Outstanding Principal	$307

Prepayment speeds on loans held at all Sequoia entities remain low as one- and six-month LIBOR rates have remained low relative to historical averages. As of June 30, 2010, LIBOR ARM loans at Sequoia had a weighted average coupon of 1.70% and hybrid loans had a weighted average coupon of 4.47%.

The following chart details the prepayment speeds of loans held at Sequoia securitization entities over the past four years.

Residential Loans at Sequoia Entities
Prepayment Speeds

Allowance for Loan Losses at All Sequoia Entities

Each quarter we perform a process in accordance with GAAP to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 to the financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q. Our analysis is also discussed both in Note 7 to the financial statements as well as in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sub-heading “Results of Operations — Other Consolidated Entities”.

Real Estate Securities at Redwood Parent

The following table provides real estate securities activity at Redwood for the three and six months ended June 30, 2010.

Table 24 Real Estate Securities Activity at Redwood Parent

Three Months Ended June 30, 2010

	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$740	$67	$23	$9	$1	$840
Acquisitions	17	—	6	—	—	23
Sales proceeds	(111)	(5)	—	—	—	(116)
Gains on sales, net	13	3	—	—	—	16
Effect of principal payments	(26)	—	(1)	—	—	(27)
Change in fair value, net	(3)	4	(2)	(1)	—	(2)
Ending Fair Value	$630	$69	$26	$8	$1	$734

Six Months Ended June 30, 2010

	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$644	$106	$21	$9	$1	$781
Acquisitions	191	—	12	—	—	203
Sales proceeds	(184)	(56)	—	—	—	(240)
Gains on sales, net	28	26	—	—	—	54
Effect of principal payments	(47)	—	(2)	—	—	(49)
Change in fair value, net	(2)	(7)	(5)	(1)	—	(15)
Ending Fair Value	$630	$69	$26	$8	$1	$734

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

The following table presents the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at June 30, 2010 and December 31, 2009.

Table 25 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood Parent

June 30, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	83%	$227	84%	$69	82%	$310	83%
Non-prime	114	83%	197	79%	9	71%	320	80%
Total	128	83%	424	81%	78	81%	630	82%
Residential Re-REMIC	5	49%	9	49%	55	50%	69	50%
Residential Subordinate
Prime	12	8%	3	5%	1	1%	16	5%
Non-prime	9	38%	1	10%	—	—	10	22%
Total	21	11%	4	6%	1	1%	26	8%
Commercial	7	16%	1	1%	—	—	8	5%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$161		$439		$134		$734

December 31, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	81%	$248	81%	$67	76%	$329	80%
Non-prime	118	81%	183	72%	14	43%	315	73%
Total	132	81%	431	77%	81	67%	644	76%
Residential Re-REMIC	4	41%	13	41%	89	42%	106	41%
Residential Subordinate
Prime	15	8%	3	5%	2	2%	20	6%
Non-prime	—	—	1	11%	—	—	1	11%
Total	15	8%	4	5%	2	2%	21	5%
Commercial	7	16%	2	1%	—	—	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$158		$451		$172		$781

Residential Securities at Redwood Parent

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

Non-prime securities are residential mortgage-backed securities that are generally backed by non-prime loans. Most of the borrowers backing non-prime loans have lower FICO scores or impaired credit histories, but exhibit the ability to repay the loan. To compensate for the greater risks and higher costs to service non-prime loans, borrowers often pay higher interest rates, and possibly higher origination fees. We use loss assumptions that are significantly higher when acquiring securities backed by non-prime loans than we use when acquiring securities backed by prime loans, all else equal.

The following table presents the components of carrying value at June 30, 2010 and December 31, 2009, for our residential securities.

Table 26 Carrying Value of Residential Securities at Redwood Parent

June 30, 2010 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$808	$432
Credit reserve	(288)	(27)
Net unamortized discount	(185)	(117)
Amortized cost	335	288
Gross unrealized gains	82	27
Gross unrealized losses	(22)	(2)
Carrying value of AFS securities	395	313
Carrying value of trading securities	—	17
Total Carrying Value of Residential Securities	$395	$330

December 31, 2009 (In Millions)	Residential
	Prime	Non-prime
Current face of AFS securities	$1,016	$496
Credit reserve	(375)	(84)
Net unamortized discount	(248)	(135)
Amortized cost	393	277
Gross unrealized gains	90	41
Gross unrealized losses	(29)	(8)
Carrying value of AFS securities	454	310
Carrying value of trading securities	1	6
Total Carrying Value of Residential Securities	$455	$316

The following table details the carrying value of residential securities at Redwood by the product type and collateral vintage at June 30, 2010 and December 31, 2009. At June 30, 2010, the securities we held consisted of fixed-rate assets (38%), adjustable-rate assets that reset within the next year (42%), hybrid assets that reset between 12 and 36 months (5%), and hybrid assets that reset after 36 months (15%).

Table 27 Carrying Value of Residential Securities at Redwood Parent — By Product and Vintage

	Vintage
June 30, 2010 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$3	$—	$—	$3
Hybrid	22	229	94	345
Fixed	6	10	31	47
Total prime	31	239	125	395
Non-prime
Option ARM	—	13	—	13
ARM	5	—	—	5
Hybrid	98	21	—	119
Fixed	21	163	9	193
Total non-prime	124	197	9	330
Total Residential Securities	$155	$436	$134	$725

	Vintage
December 31, 2009 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total
Prime
ARM	$1	$—	$—	$1
Hybrid	25	261	121	407
Fixed	6	4	37	47
Total prime	32	265	158	455
Non-prime
Option ARM	—	21	6	27
ARM	2	—	—	2
Hybrid	105	56	—	161
Fixed	11	107	8	126
Total non-prime	118	184	14	316
Total Residential Securities	$150	$449	$172	$771

The loans underlying all of our residential subordinate securities totaled $55 billion at June 30, 2010, consisting of $51 billion prime and $4 billion non-prime. These loans are located nationwide with a large concentration in California (46%). During the second quarter of 2010, realized losses on our residential subordinate securities reduced our credit reserve by $57 million. Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2010 were 8.02% of current balances. Serious delinquencies were 6.33% of current balances for loans in prime pools and 27.75% of current balances for loans in non-prime pools.

Some of the underlying factors impacting the performance of our residential securities include housing prices and loan modifications. We believe overall housing prices may be approaching the bottom of this housing cycle, but we expect further price declines in certain markets. We note that home price depreciation since 2006 has been sufficient to generally restore nation-wide housing affordability to levels consistent with long-term stability. Price-to-rent and price-to-income metrics are within their historic range, which suggests that the fundamentally driven reversion in home prices is nearing an end for the nation as a whole, but not necessarily in each market. However, oversupply continues to be the major obstacle to a recovery in home prices. Even in markets where affordability has been restored, supply overhang is holding prices down. This is the primary reason for our belief that housing prices have further to decline in certain markets.

Commercial Securities at Redwood Parent

We invest in commercial securities, a type of mortgage-backed security that is secured by one or more loans on commercial properties. We have not acquired any commercial securities in two years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

Currently, all of our existing commercial investments at Redwood are subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $8 million and $9 million at June 30, 2010 and December 31, 2009, respectively. These securities provided credit enhancement on $24 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $1.3 billion at June 30, 2010, an increase of $540 million from December 31, 2009. Our credit reserve of $128 million at June 30, 2010, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities, as credit losses in excess of our investments in each securitization will be borne by other investors senior to us. Since we generally do not anticipate prepayments on our commercial securities, our expected returns are therefore based on our receipt of interest on the outstanding face value of the securities until credit losses are realized or our cash flow is otherwise halted by the trustee due to appraisal reductions on the collateral underlying loans in special servicing or for other reasons related to the anticipation of an economic loss. Realized credit losses on our commercial securities were $12 million during the second quarter of 2010 and were charged against our designated credit reserve.

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the three and six months ended June 30, 2010.

Table 28 Securities at Other Consolidated Entities — Activity

Three Months Ended June 30, 2010 (In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$124	$100	$55	$17	$296
Sales proceeds	—	(1)	—	—	(1)
Gains on sales, net	—	—	—	—	—
Effect of principal payments	(3)	(3)	(1)	(2)	(9)
Change in fair value, net	—	1	(4)	—	(3)
Ending Fair Value	$121	$97	$50	$15	$283

Six Months Ended June 30, 2010 (In Millions)	Residential
	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$132	$102	$55	$18	$307
Sales proceeds	(13)	(1)	—	—	(14)
Gains on sales, net	(1)	—	—	—	(1)
Effect of principal payments	(5)	(7)	(1)	(2)	(15)
Change in fair value, net	8	3	(4)	(1)	6
Ending Fair Value	$121	$97	$50	$15	$283

The fair value of securities held at the Fund was $25 million at June 30, 2010, which includes $10 million of unrealized losses. We recognized $1 million of other-than-temporary impairments on these securities in the second quarter of 2010. In addition to the $258 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $27 million of ABS issued by Sequoia securitization entities, $4 million in non-real estate securities, and $19 million in commercial loans at June 30, 2010.

Derivative Financial Instruments at Acacia Securitization Entities

At June 30, 2010, consolidated Acacia securitization entities were party to interest rate agreements with an aggregate notional value of $1.5 billion and an aggregate fair value of net negative $73 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

At June 30, 2010, one Acacia entity held a credit default swap (CDS) with a $4 million notional balance and a fair value of negative $4 million. At December 31, 2009, one Acacia entity held CDS with a notional balance of $20 million and a fair value of negative $20 million. During the three and six months ended June 30, 2010, the reference securities underlying these CDS experienced principal losses resulting in a $7 million and $17 million obligation, respectively. The increase in fair value, net of principal losses, on CDS is recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

Liabilities, Obligations, and Commitments

The following table presents our contractual obligations and commitments as of June 30, 2010, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 29 Contractual Obligations and Commitments as of June 30, 2010

	Payments Due or Commitment Expiration by Period
(In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	254	4	12	17	221
Accrued interest payable	1	1	—	—	—
Operating leases	12	2	4	2	4
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$407	$7	$16	$19	$365
Obligations of Securitization Entities
Consolidated ABS(1)	$6,654	$—	$—	$—	$6,654
Anticipated interest payments on ABS(2)	3,240	66	223	357	2,594
Accrued interest payable	6	6	—	—	—
Total obligations of Securitization Entities	$9,900	$72	$223	$357	$9,248
Total Consolidated Obligations and Commitments	$10,307	$79	$239	$376	$9,613

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of June 30, 2010.

Redwood’s Obligations

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

To hedge the variability in our long-term debt interest expense, we entered into interest rate swaps with aggregate notional values totaling $140 million during the first quarter of 2010, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity through the life of the hedge.

All Consolidated Entities’ Obligations

At June 30, 2010, there were $3.8 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.7 billion of ABS issued by Sequoia entities that were also reported at cost. To date, credit losses have not yet been incurred on any of the senior securities issued by Sequoia securitization entities, although some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with approximately $211 million of ABS issued to third parties. At June 30, 2010, there were $258 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $253 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by all of our consolidated entities for the three and six months ended June 30, 2010.

Table 30 ABS Issued Activity — Securitization Entities

	Three Months Ended June 30, 2010
(In Thousands)	March 31, 2010	New Issuance	Paydowns	Extinguishment of Debt	Amortization	Valuation Adjustments	June 30, 2010
Sequoia ABS issued with principal value, net	$3,539,653	$211,178	$(85,885)	$(276)	$(196)	$—	$3,664,474
Sequoia ABS interest only issued	18,016	—	—	—	(868)	—	17,148
Total Sequoia ABS issued	3,557,669	211,178	(85,885)	(276)	(1,064)	—	3,681,622
Acacia ABS issued	279,471	—	(17,761)	—	—	(8,606)	253,104
Total ABS Issued	$3,837,140	$211,178	$(103,646)	$(276)	$(1,064)	$(8,606)	$3,934,726

	Six Months Ended June 30, 2010
(In Thousands)	December 31, 2009	New Issuance	Paydowns	Extinguishment of Debt	Amortization	Valuation Adjustments	June 30, 2010
Sequoia ABS issued with principal value, net	$3,625,743	$211,178	$(156,471)	$(15,572)	$(404)	$—	$3,664,474
Sequoia ABS interest only issued	19,190	—	—	(301)	(1,741)	—	17,148
Total Sequoia ABS issued	3,644,933	211,178	(156,471)	(15,873)	(2,145)	—	3,681,622
Acacia ABS issued	297,596	—	(43,743)	—	—	(749)	253,104
Total ABS Issued	$3,942,529	$211,178	$(200,214)	$(15,873)	$(2,145)	$(749)	$3,934,726

Stockholders’ Equity

The following table provides a summary of changes to stockholders’ equity for the three and six months ended June 30, 2010.

Table 31 Stockholders’ Equity

(In Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$998	$972
Issuance of new equity capital, net	3	11
Unrealized losses on securities and derivatives, net	(19)	(27)
Distributions to shareholders	(20)	(40)
Net income attributable to Redwood Trust, Inc.	29	75
Balance at End of Period	$991	$991

The following table provides cumulative balances of unrealized gains and losses by the type of investment at June 30, 2010 and December 31, 2009.

Table 32 Cumulative Other Comprehensive Income (Loss)

	Senior Residential	Re-REMIC Residential	Subordinate
(In Millions)			Residential	Commercial	CDO	Derivatives	Total
December 31, 2009	$73	$42	$(25)	$1	$(3)	$(23)	$65
OTTI recognized in OCI	—	—	(4)	—	—	—	(4)
Net unrealized (loss) gain on real estate securities	(5)	(6)	5	(1)	—	—	(7)
Net unrealized loss on interest rate agreements	—	—	—	—	—	(20)	(20)
Reclassification:
Other-than-temporary impairment to net income	1	—	4	—	—	—	5
Unrealized loss to noncontrolling interest	(2)	—	—	—	—	—	(2)
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	1	1
Cumulative Income (Loss) Recognized in Stockholders’ Equity at June 30, 2010	$67	$36	$(20)	$—	$(3)	$(42)	$38

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

We may fund some assets with a combination of short-term debt and equity (generally prior to securitization) that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets. We also manage risk by hedging the loans held for securitization to minimize the fluctuations in value prior to securitization.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act will result in, among other things, significant revisions to the legal and regulatory framework within which financial services firms and financial market participants operate. The Reform Act will directly impact Redwood as a result of changes to laws and regulations that Redwood is subject to and that govern financial markets in which Redwood participates. In addition, the Reform Act will also affect Redwood as a result of its impact on the business and regulation of many of Redwood’s current and potential counterparties, service providers, and competitors, as well as its impact on entities that currently, or may in the future, invest in mortgage-backed securities that are issued through our Sequoia securitization platform.

We believe that certain aspects of the Reform Act may, in fact, have a positive impact on Redwood, while other aspects could negatively impact our future business and results of operations. The Reform Act is over 2,300 pages long, contains numerous provisions that require the adoption of new regulations by various federal agencies, and will require interpretation by regulators and courts in order to clarify many of its provisions. In addition, there may be unintended consequences of the Reform Act and Congress may act in the future to amend or supplement aspects of the Reform Act. As a result, it is not possible at this time to fully understand the Reform Act’s future impact on Redwood and our business. Please see the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009, including, without limitation, the Risk Factor entitled “Federal and state legislative and regulatory developments, and the actions of governmental authorities and entities, may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future,” which is set forth on page 5 of that Annual Report.

Set forth in the paragraphs below are summaries of certain aspects of the Reform Act that are or may be directly applicable to us and our current and future business and operations. As noted above, it is difficult to fully appreciate at this time the manner in which the Reform Act may affect Redwood as a result of its future impact on various financial markets, housing markets, investors, counterparties, competitors, and service providers. Aspects of the Reform Act that are not discussed below could also have significant or material impacts (positive or negative) on our future business and operations. In addition, as described above under “Recent Developments,” the failure of the Reform Act to address (other than by requiring further study of the matter) the future of the government sponsored enterprises, Fannie Mae and Freddie Mac, means that the future role of the federal government in the mortgage finance markets remains unresolved, resulting in significant uncertainty as to the future role of the private sector, including Redwood, in those markets. We continue to believe that ultimately the role of the government and government sponsored enterprises in the mortgage finance markets will decrease, opening up more of this market for private sector companies like Redwood.

Securitization Reform

The Reform Act includes substantial reforms to the laws governing the issuance of asset-backed securities and requires the adoption of federal regulations to implement these reforms. These reforms include risk retention requirements (or so-called “skin-in-the-game” requirements) that will apply to sponsors of securitization transactions, heightened disclosure obligations relating to the offering materials for, and ongoing reporting relating to, securitization transactions, and prohibitions on securitization sponsors engaging in transactions that result in material conflicts of interest with investors in securitization transactions.

Through our Sequoia securitization platform we are engaged in sponsoring securitizations of residential mortgage debt. In addition, our business includes investing in securitization transactions sponsored by third parties. As a general matter we believe that the Reform Act will help revive the market for private sector securitizations of residential mortgage debt, which would also increase the number of investment opportunities available to us. However, the Reform Act may also increase the cost of conducting our securitization business and will likely impose certain operating limitations on us as we proceed in engaging in this business.

It is difficult to predict with certainty how the Reform Act will affect the future of the securitization markets, in part due to the fact that federal agencies have not yet published proposals for the new regulations that are mandated by this legislation. Furthermore, other matters, such as the accounting standards applicable to securitized assets, capital and leverage requirements applicable to banks and other regulated financial institutions, and existing regulatory proposals relating to securitization transactions, also have the potential to significantly affect the future of the securitization markets.

Rating Agency Reform

Under the Reform Act there will be a new framework for regulating rating agencies and an Office of Credit Ratings is established within the SEC as the rating agencies’ regulator. The Reform Act also exposes rating agencies to a greater degree of liability for their published ratings, including by giving investors the right in certain circumstances to sue rating agencies for a knowing or reckless failure to conduct a reasonable investigation of the facts or to obtain analysis from an independent source.

The issuance of asset-backed securities, including the issuance of mortgage-backed securities through our Sequoia securitization platform, generally involves engaging one or more rating agencies to publish ratings of the securities issued. Changes to the regulation of rating agencies may affect our ability to obtain, and the cost of obtaining, ratings for securitization transactions conducted through our Sequoia platform and any inability to obtain ratings might render us unable to access this financing market or could render mortgage-backed securities issued through the Sequoia securitization platform ineligible investments for certain types of investors. For example, immediately following the passage of the Reform Act, the three major rating agencies, Moody’s, S&P, and Fitch, suspended the issuance of new ratings for asset-backed securities while they studied the impact of the Reform Act on their exposure to liability. This suspension had the immediate impact of effectively closing the market for newly-issued publicly-registered asset-backed securities. Through the issuance of a “no action” letter, the SEC has allowed this market to resume functioning by temporarily not requiring ratings to be included in the prospectuses for newly issued asset-backed securities. This temporary solution is scheduled to expire in approximately six months. Since we plan to conduct future securitization transactions, any failure to resolve this issue could prevent us from executing future securitization transactions in accordance with our plans. In any case, the imposition of a greater degree of regulation and liability on rating agencies is likely to increase the cost and effort involved in obtaining ratings for the issuance of mortgage-backed securities through our Sequoia securitization platform. In addition, rating agencies may demand that we indemnify them for losses they could incur as a result of their increased exposure to liability for issuing ratings, which could increase our potential exposure to liability.

Mortgage Reform

The Reform Act enhances the regulation of various aspects of the residential mortgage origination and servicing businesses, establishes independence requirements for appraisers, and establishes minimum national standards for determining that a borrower has a reasonable ability to repay a home loan at the time the loan is made. In addition, the Reform Act prescribes requirements for “nonstandard” loan products and prohibits certain origination practices that have been perceived as “predatory.”

While Redwood is not in the business of originating or servicing residential mortgages, we do acquire mortgages originated by others, securitize mortgages originated by others, and invest in mortgage credit through third-party securitizations and other instruments. As a result, reforms that affect mortgage origination are likely to have an indirect impact on Redwood. Like other aspects of the Reform Act, it is difficult to predict with certainty how the Reform Act will affect the future of the residential mortgage markets and mortgage origination. To the extent that reforms reduce risks to investors that are associated with an originator’s underwriting of residential mortgage credit risk, the Reform Act could positively impact Redwood. On the other hand, reforms that increase the cost of originating mortgages or expose investors who acquire mortgage loans to additional potential liability for origination violations, could negatively impact Redwood.

Derivatives Reform

Under the Reform Act, a new regulatory regime is established for over-the-counter (OTC) derivatives, including the mandated use (subject to certain exceptions) of exchanges and central clearinghouses for executing and settling OTC derivative transactions. In addition, the Reform Act gives federal regulators the authority to (i) impose capital and margin requirements on dealers and major participants in the OTC derivatives markets with respect to swaps that are not settled through central clearinghouses and (ii) ban “abusive” swaps if they believe such swaps would be detrimental to the stability of a financial market or participants in a financial market. The Reform Act also requires banks with federal deposit insurance to transfer certain OTC derivatives activity to separate non-bank affiliates.

In the ordinary course of its business Redwood enters into derivatives transactions as a means of hedging or fixing interest rate costs and other financial exposures. In addition, from time to time Redwood may enter into other derivatives transactions, including as part of entering into a structured credit risk transfer. Reforms to the OTC derivatives markets that enhance stability, reduce risk, and increase transparency should be positive for market participants such as Redwood that are not generally engaged in these markets as a dealer. However, reforms that reduce our ability to utilize derivatives as a means of structuring credit risk transfers, or increase the costs of transacting in derivatives or the applicable margin requirements could increase our costs in engaging in these types of transactions.

Establishment of Bureau of Consumer Financial Protection

The Reform Act establishes a Bureau of Consumer Financial Protection (CFPB) that will be housed within the Federal Reserve, but headed by a Director who is appointed by the President (subject to Senate confirmation). The CFPB will have authority over financial products and services offered by both banks and nonbanks to consumers, including mortgages. In addition to the potential effects on the mortgage market of the presence of this new regulatory agency, our business and operations may be directly or indirectly impacted by regulations promulgated by the CFPB because, among other things, we are a purchaser of residential mortgage loans, we may hold servicing rights with respect to residential mortgage loans, we hold consent rights with respect to certain actions taken by loan servicers with respect to residential mortgage loans, and we have access to personal information regarding residential mortgage borrowers.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against us, our subsidiary, Sequoia Residential Funding, Inc., Morgan Stanley & Co., and Morgan Stanley Capital, Inc. (collectively, the “Defendants”). The FHLB Seattle alleges claims under the Securities Act of Washington, Section 21.20.005, et seq, and seeks to rescind the purchase and sale of a mortgage pass-through certificate (or, Residential Mortgage Backed Security, “RMBS”) issued through our Sequoia RMBS platform and purchased by FHLB Seattle. The FHLB Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, Defendants removed the suit to federal court in the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB Seattle moved to remand the case to state court on March 11, 2010. The District Court has not ruled on the motion to remand. On June 10, 2010, the FHLB Seattle filed an amended complaint in the District Court. The FHLB Seattle alleges that Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB Seattle alleges that Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of these properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS.

On July 12, 2010, we received two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law, 815 ILCS Section 5/13(A), from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). FHLB Chicago seeks to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Sequoia Residential Funding, Inc. was the depositor. The notices were addressed to us, to two of our subsidiaries, RWT Holdings, Inc. and Sequoia Residential Funding, Inc., to the securitization trust which issued these two RMBS, Sequoia Mortgage Trust 2006-1, as well as to the underwriters of these RMBS and certain other unaffiliated third parties. The notices assert that the recipients of the notices and their controlling persons are jointly and severally liable for the full amount paid for these RMBS by the FHLB Chicago plus interest thereon at the rate stated in these RMBS, less the principal and interest amounts previously received.

Other than as disclosed in (i) the immediately preceding paragraphs, (ii) Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, and (iii) Note 14 — Commitments and Contingencies — Loss Contingencies — Litigation, which is included within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of this Quarterly Report on Form 10-Q, there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the following risk factor reflects recent developments.

Our ability to execute future securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Provisions of the Reform Act will require, among other things, significant revisions to the legal and regulatory framework within which asset-backed securities (“ABS”), including residential mortgage-backed securities (“RMBS”), are issued through the execution of securitization transactions. In addition, prior to the passage of the Reform Act, the Securities and Exchange Commission (“SEC”) and the Federal Deposit Insurance Corporation (“FDIC”) had already published proposed regulations relating to the issuance of ABS, including RMBS. In addition to those described above, additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented.

It is difficult to predict with certainty how the Reform Act and the other regulations that have been proposed will affect our future ability to successfully execute securitizations of residential mortgage loans, due to, among other things, the fact that federal agencies have not yet published regulations implementing the Reform Act and the fact that it is not clear what effect the Reform Act will have on the proposed regulations that were previously published by the SEC and the FDIC. These laws and regulations could prevent us from executing securitization transactions, delay our execution of these types of transactions, or reduce the returns we would otherwise expect to earn from executing securitization transactions.

Immediately following the passage of the Reform Act, the three major credit rating agencies — Moody’s, S&P, and Fitch — suspended the issuance of new ratings for ABS while they studied the impact of the Reform Act on their exposure to liability. This suspension had the immediate impact of effectively closing the market for newly-issued publicly-registered ABS. Through the subsequent issuance of a “no action” letter, the SEC has allowed this market to resume functioning by temporarily not requiring ratings to be included in the prospectuses for newly issued ABS. This temporary solution is scheduled to expire in approximately six months. Any failure to resolve this issue could prevent us from executing future securitization transactions in accordance with our plans because the issuance of ABS, including the issuance of RMBS through our Sequoia securitization program, generally involves engaging one or more rating agencies to publish ratings of the securities issued. Absent published ratings, investors may choose not to invest (or may be precluded from investing) in ABS or may only be willing to pay a lower price (or demand a higher yield) for ABS.

Rating agencies can affect our ability to execute a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transaction (or deciding not to consent to the inclusion of those ratings in the prospectuses we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria.

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that execute securitization transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. As of June 30, 2010, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased during the six months ended June 30, 2010.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	4,923	(1)	$14.46	—	4,658,071
February 1, 2010 – June 30, 2010	—		—	—	4,658,071
Total	4,923		$14.46	—	4,658,071

(1)	The 4,923 shares repurchased during January 2010 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*	2002 Redwood Trust, Inc. Incentive Plan, as amended on May 18, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements.

*	Indicates exhibits that include management contracts or compensatory plans or arrangements.
**	To be furnished in an amendment to this Form 10-Q to be filed within the time period permitted by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: August 4, 2010	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2010	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2010	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*	2002 Redwood Trust, Inc. Incentive Plan, as amended on May 18, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements.

*	Indicates exhibits that include management contracts or compensatory plans or arrangements.
**	To be furnished in an amendment to this Form 10-Q to be filed within the time period permitted by Rule 405 of Regulation S-T.