Form 10-Q/A
period 2010-06-30
REDWOOD TRUST INC
filed 2010-08-06
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,979,850 shares outstanding as of August 4, 2010

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Redwood Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 4, 2010 (the “Form 10-Q”), is to furnish interactive data files in XBRL (Extensible Business Reporting Language) format as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1*	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1*	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2*	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3*	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4*	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5*	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6*	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7*	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2*	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*+	2002 Redwood Trust, Inc. Incentive Plan, as amended on May 18, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements.

+	Indicates exhibits that include management contracts or compensatory plans or arrangements.
*	Previously filed or furnished with or incorporated by reference in Redwood Trust, Inc.’s Form 10-Q filed on August 4, 2010.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: August 6, 2010	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit
3.1*	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1*	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2*	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3*	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4*	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5*	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6*	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7*	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2*	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1*+	2002 Redwood Trust, Inc. Incentive Plan, as amended on May 18, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Financial Statements.

+	Indicates exhibits that include management contracts or compensatory plans or arrangements.
*	Previously filed or furnished with or incorporated by reference in Redwood Trust, Inc.’s Form 10-Q filed on August 4, 2010.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”