Form 10-Q
period 2010-09-30
REDWOOD TRUST INC
filed 2010-11-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	78,057,518 shares outstanding as of November 2, 2010

REDWOOD TRUST, INC.
2010 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2010	December 31, 2009
ASSETS
Real estate loans	$3,751,728	$3,739,254
Real estate securities, at fair value:
Trading securities	309,538	277,274
Available-for-sale securities	798,183	810,471
Total real estate securities	1,107,721	1,087,745
Other investments	133	20,371
Cash and cash equivalents	189,263	242,818
Total earning assets	5,048,845	5,090,188
Restricted cash	24,128	94,306
Accrued interest receivable	13,690	18,193
Derivative assets	3,592	12,372
Deferred tax asset	2,925	4,810
Deferred asset-backed securities issuance costs	6,413	6,639
Other assets	62,555	26,142
Total Assets(1)	$5,162,148	$5,252,650
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$—
Accrued interest payable	6,918	5,968
Derivative liabilities	121,888	83,800
Accrued expenses and other liabilities	15,430	71,828
Dividends payable	19,496	19,434
Asset-backed securities issued – Sequoia	3,567,884	3,644,933
Asset-backed securities issued – Acacia	263,741	297,596
Long-term debt	140,000	140,000
Total liabilities(2)	4,135,357	4,263,559
Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 77,984,222 and 77,737,130 issued and outstanding	780	777
Additional paid-in capital	1,686,963	1,674,367
Accumulated other comprehensive income	60,798	64,860
Cumulative earnings	460,231	364,888
Cumulative distributions to stockholders	(1,193,100)	(1,133,171)
Total stockholders’ equity	1,015,672	971,721
Noncontrolling interest	11,119	17,370
Total equity	1,026,791	989,091
Total Liabilities and Equity	$5,162,148	$5,252,650

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At September 30, 2010, these assets totaled $4,040,068.
(2)	Our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At September 30, 2010, these liabilities totaled $3,926,829.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Real estate loans	$17,837	$19,574	$48,644	$84,157
Real estate securities	41,083	50,708	125,439	141,435
Other investments	2	25	14	155
Cash and cash equivalents	93	75	204	334
Total interest income	59,015	70,382	174,301	226,081
Interest Expense
Short-term debt	(2)	—	(38)	—
Asset-backed securities issued	(21,074)	(23,530)	(57,127)	(106,813)
Long-term debt	(2,619)	(1,307)	(5,875)	(4,618)
Total interest expense	(23,695)	(24,837)	(63,040)	(111,431)
Net Interest Income	35,320	45,545	111,261	114,650
Provision for loan losses	(2,436)	(9,998)	(16,233)	(40,576)
Market valuation adjustments on trading instruments	1,007	(1,860)	(11,193)	(11,967)
Other-than-temporary impairments(1)	(2,580)	(9,198)	(8,742)	(71,470)
Market valuation adjustments, net	(1,573)	(11,058)	(19,935)	(83,437)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	31,311	24,489	75,093	(9,363)
Operating expenses	(12,245)	(14,806)	(40,778)	(36,162)
Realized gains on sales and calls, net	1,566	17,561	61,985	43,548
Net income (loss) before provision for income taxes	20,632	27,244	96,300	(1,977)
(Provision for) benefit from income taxes	(202)	247	(254)	656
Net income (loss)	20,430	27,491	96,046	(1,321)
Less: Net income (loss) attributable to noncontrolling interest	532	363	703	(226)
Net Income (Loss) Attributable to Redwood Trust, Inc.	$19,898	$27,128	$95,343	$(1,095)
Basic earnings (loss) per common share:	$0.25	$0.34	$1.19	$(0.02)
Diluted earnings (loss) per common share:	$0.25	$0.34	$1.18	$(0.02)
Regular dividends declared per common share	$0.25	$0.25	$0.75	$0.75
Special dividends declared per common share	—	—	—	—
Total dividends declared per common share	$0.25	$0.25	$0.75	$0.75
Basic weighted average shares outstanding	77,901,970	77,610,658	77,794,106	65,363,128
Diluted weighted average shares outstanding	78,961,205	78,059,428	78,763,689	65,363,128

(1)	For the three months ended September 30, 2010, other-than-temporary impairments were $6,287, of which $3,707 were recognized in Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2010, other-than-temporary impairments were $16,988, of which $8,246 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	95,343	—	703	96,046
Net unrealized gain on available-for-sale securities	—	—	—	15,090	—	—	2,044	17,134
Reclassification of other-than-temporary impairments to net income	—	—	—	9,695	—	—	—	9,695
Net unrealized loss on interest rate agreements	—	—	—	(31,451)	—	—	—	(31,451)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	2,604	—	—	—	2,604
Total other comprehensive loss				(4,062)
Total comprehensive income								94,028
Issuance of common stock:
Dividend reinvestment & stock purchase plans	194,017	3	2,995	—	—	—	—	2,998
Employee stock purchase and incentive plans	53,075	—	(156)	—	—	—	—	(156)
Non-cash equity award compensation	—	—	9,757	—	—	—	—	9,757
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(8,998)	(8,998)
Common dividends declared	—	—	—	—	—	(59,929)	—	(59,929)
September 30, 2010	77,984,222	$780	$1,686,963	$60,798	$460,231	$(1,193,100)	$11,119	$1,026,791

For the Nine Months Ended September 30, 2009

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2008	33,470,557	$336	$1,149,392	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Cumulative adjustment – accounting change				(59,634)	59,634		—
Net (loss) income	—	—	—	—	(1,095)	—	(226)	(1,321)
Net unrealized gain on available-for-sale securities	—	—	—	98,192	—	—	2,278	100,470
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	37,474	—	—	—	37,474
Reclassification of unrealized loss on interest rate agreements to net (loss) income	—	—	—	3,334	—	—	—	3,334
Total other comprehensive gain				79,366
Total comprehensive gain								139,957
Issuance of common stock:
Secondary offerings	43,690,000	436	519,600	—	—	—	—	520,036
Dividend reinvestment & stock purchase plans	146,784	2	1,681	—	—	—	—	1,683
Employee stock purchase and incentive plans	361,999	2	(2,679)	—	—	—	—	(2,677)
Non-cash equity award compensation	—	—	4,599	—	—	—	—	4,599
Share repurchases	(273)	1	(5)	—	—	—	—	(4)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	(5,295)	(5,295)
Common dividends declared	—	—	—	—	—	(56,288)	—	(56,288)
September 30, 2009	77,669,067	$777	$1,672,588	$22,501	$324,598	$(1,113,358)	$19,368	$926,474

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss) attributable to Redwood Trust, Inc.	$95,343	$(1,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(25,508)	(1,940)
Depreciation and amortization of non-financial assets	624	913
Provision for loan losses	16,233	40,576
Non-cash equity award compensation	9,757	4,599
Market valuation adjustments, net	19,935	83,437
Realized gains, net	(61,985)	(43,548)
Net change in:
Accrued interest receivable	3,967	12,102
Deferred tax asset	1,885	1,781
Other assets	(25,900)	31,498
Accrued interest payable	9,095	(11,816)
Accrued expenses and other liabilities	(56,398)	51,525
Net cash (used in) provided by operating activities	(12,952)	168,032
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(300,211)	—
Principal payments on real estate loans held-for-investment	260,493	311,410
Purchases of real estate securities available-for-sale	(235,876)	(678,952)
Proceeds from sales of real estate securities available-for-sale	248,491	127,377
Principal payments on real estate securities available-for-sale	104,987	99,832
Purchases of real estate securities trading	(17,137)	(5,755)
Proceeds from sales of real estate securities trading	6,119	4,256
Principal payments on real estate securities trading	45,067	72,114
Principal payments on other investments	12,513	25,433
Net decrease (increase) in restricted cash	70,178	(24,746)
Net cash provided by (used in) investing activities	194,624	(69,031)
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	211,178	—
Repurchase of asset-backed securities	(8,639)	—
Deferred asset-backed security issuance costs	(1,667)	—
Repayments on asset-backed securities	(330,864)	(413,495)
Repurchase of long-term debt	—	(3,455)
Net settlements of derivatives	(39,916)	(43,302)
Net proceeds from issuance of common stock	2,842	519,042
Common stock repurchases	—	(4)
Dividends paid	(59,865)	(61,975)
Change in noncontrolling interests	(8,296)	(5,521)
Net cash used in financing activities	(235,227)	(8,710)
Net (decrease) increase in cash and cash equivalents	(53,555)	90,291
Cash and cash equivalents at beginning of period	$242,818	$126,480
Cash and cash equivalents at end of period	$189,263	$216,771
Supplemental Disclosures:
Cash paid for interest	$51,807	$133,523
Cash paid for taxes	$186	$—
Dividends declared but not paid at end of period	$19,496	$19,417

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Article 10 of Regulation S-X. Results for the three and nine months ended September 30, 2010, may not necessarily be indicative of the results for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. All amounts presented herein, except per share data, are shown in thousands.

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
September 30, 2010
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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
September 30, 2010
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

We do not currently maintain a loan repurchase reserve and management is not aware of any outstanding repurchase claims against Redwood that would require the establishment of such a reserve. We do not originate real estate loans and we believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies. In circumstances where we believe that there is a risk of loss due to a loan repurchase demand (i.e., due to an allegation of a breach of representations and warranties), and we do not believe that full recourse to the company from whom we acquired the loan exists or is enforceable, we will review the need for any loan repurchase reserve in accordance with FASB guidance on accounting for contingencies and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated.

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
September 30, 2010
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At September 30, 2010, more than 80% of our cash and cash equivalents were invested in U.S. Government Treasury Bills or FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners. At September 30, 2010, we did not have any significant concentrations of credit risk arising from restricted cash deposits as more than 99% of our restricted cash was held in custodial accounts, invested in U.S. Government Treasury Bills, or held in FDIC-insured bank products.

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

Derivative Financial Instruments

Derivative financial instruments include risk management derivatives — namely interest rate agreements — and credit derivatives. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with a positive fair value to us are reported as an asset and derivatives with a negative fair value to us are reported as a liability. We classify each of our derivative financial instruments as either (i) a trading instrument (no hedging designation); or, (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We will discontinue cash flow hedge accounting if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate a cash flow hedging relationship but the associated hedged item continues to exist, the fair value of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income (loss) and is amortized using the straight-line method through interest expense over the remaining life of the hedged liability.

Risk Management Derivatives

Risk management derivatives that we currently utilize include interest rate swaps and caps. Interest rate swaps are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows; or (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or stockholders’ equity caused by interest rate volatility.

Other risk management derivatives we currently utilize include “To Be Announced” (TBA) contracts and financial futures contracts such as Eurodollar futures and Treasury futures. TBA contracts are forward commitments to purchase agency mortgage-backed securities to be issued in the future. Financial futures are futures contracts on short-term interest rates. We purchase or sell these hedging instruments to offset — to varying degrees — changes in the value of mortgage products in which we have exposure.

Credit Derivatives

Credit derivatives that we currently utilize include credit default swaps (CDS), which are agreements to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us, or our consolidated securitization entities, to synthetically assume the credit risk of a reference security or index of securities. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a qualifying credit event (e.g., an interest shortfall, a failure to pay principal, or a distressed rating downgrade), the market perception of default risk and counterparty risk, and supply and demand changes.

See Note 10 for further discussion on derivative financial instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Other Assets

Other assets include real estate owned (REO), derivative margin receivables, fixed assets, principal receivable and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income (loss) as a component of market valuation adjustments, net. Derivative margin receivables reflect cash collateral Redwood has posted with our various hedge counterparties as required to satisfy the minimum margin requirements. All other assets are reported at cost.

See Note 11 for further discussion on other assets.

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings with various commercial banks and investment banks that expire within one year. These facilities may be unsecured or collateralized by loans or securities. While we incurred short-term debt during the first nine months of 2010, we had no short-term debt outstanding at September 30, 2010.

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

Asset-Backed Securities Issued — Sequoia and Acacia

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
September 30, 2010
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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
September 30, 2010
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

Employee Stock Purchase Plan

In May 2009, our stockholders approved an amendment to our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force, to clarify the accounting for loan modifications when the loan is part of a pool of loans that is accounted for as a single asset. This ASU only applies to acquired loans that have evidence of credit deterioration upon acquisition. The new guidance provides that modification of such loans that are accounted for within a pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The entity would continue to consider whether such pool of assets is impaired if the expected cash flows for the pool change. The amended guidance was effective for a modification of a loan(s) accounted for within a pool occurring in the first interim or annual period ending on or after July 15, 2010. The amended guidance must be applied prospectively, and early application is permitted. This ASU did not have an effect on our accounting for loan modification, as none of the loans on our balance sheet had evidence of credit deterioration upon acquisition.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. ASU 2010-20 requires disclosures of the portfolio segment and class of financing receivable levels, and focuses on the following: nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans (individually evaluated for impairment), credit quality information, and modification. The amended guidance is effective for public companies in the first interim or annual period ending on or after December 31, 2010. ASU 2010-20 will increase our loan and allowance for loan loss disclosures, but will not have an effect on our consolidated financial statements.

Note 4. Principles of Consolidation

We apply ASC 860 and ASC 810-10 to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. ASC 860 considers whether securitizations and other transfers of financial assets are treated as sales or financings. Additionally, ASC 810-10 addresses whether VIEs (e.g., certain legal entities often used in securitization and other structured finance transactions) should be included in the consolidated financial statements of any particular interested party. These standards became effective for our interests in all VIEs as of January 1, 2010, except for the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

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

Assets and Liabilities of Consolidated VIEs at September 30, 2010

(Dollars in thousands)	The Fund	Sequoia Entities	Acacia Entities	Total
Real estate loans	$—	$3,668,551	$19,449	$3,688,000
Real estate securities	23,781	—	286,712	310,493
Other investments	—	—	133	133
Other assets	2,456	22,660	28,826	53,942
Total Assets	$26,237	$3,691,211	$335,120	$4,052,568
Asset-backed securities	$—	$3,567,884	$263,741	$3,831,625
Other liabilities	1,130	3,509	90,565	95,204
Total Liabilities	$1,130	$3,571,393	$354,306	$3,926,829
Noncontrolling interest	$11,119	$—	$—	$11,119
Number of VIEs	1	37	10	48

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

Analysis of Non-Consolidated VIEs

Third-party VIEs are securitization entities that Redwood did not sponsor. We may own several securities from a third-party VIE, and in those cases, the analysis is done in consideration of all of our interests in that VIE. We determined that we are not the primary beneficiary of any third-party residential, commercial, re-REMIC, or CDO entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs — we only account for our specific interests in each.

The following table presents a summary of Redwood’s interest in third-party VIEs at September 30, 2010, grouped by collateral type and ownership interest.

Third-party VIE Summary

September 30, 2010 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$670,040	101
Re-REMIC	74,891	9
Subordinate	43,425	198
Commercial	7,912	14
CDO	960	10
Total Third-party Real Estate Securities	$797,228	332

Our future assessments of whether we are required to consolidate a VIE may change based upon the facts and circumstances pertaining to each VIE. Changes in accounting for any VIE could result in a material impact to our financial statements in subsequent reporting periods.

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to measure the fair value of the assets and liabilities in the table above. This hierarchy prioritizes relevant market inputs in order to determine an “exit price”, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Additionally, relevant market data, to the extent available and not internally generated, or entity specific information should be used to determine fair value. Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability being measured at fair value.

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
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)	$3,730,520	$3,178,777	$3,724,791	$3,000,496
Real estate loans (held-for-sale)	1,759	1,759	2,374	2,374
Real estate loans (fair value)	19,449	19,449	12,089	12,089
Trading securities	309,538	309,538	277,274	277,274
Available-for-sale securities	798,183	798,183	810,471	810,471
Other investments	133	133	20,371	20,371
Cash and equivalents	189,263	189,263	242,818	242,818
Derivative assets	3,592	3,592	12,372	12,372
Restricted cash	24,128	24,128	94,306	94,306
Accrued interest receivable	13,690	13,690	18,193	18,193
REO (included in other assets)	10,915	10,915	17,421	17,421
Liabilities
Derivative liabilities	121,888	121,888	83,800	83,800
Accrued interest payable	6,918	6,918	5,968	5,968
ABS Issued
ABS issued – Sequoia	3,567,884	2,869,542	3,644,933	2,909,032
ABS issued – Acacia	263,741	263,741	297,596	297,596
Total ABS issued	3,831,625	3,133,283	3,942,529	3,206,628
Long-term debt	140,000	63,000	140,000	68,600

We elected the fair value option for $17 million of residential senior securities that we acquired in the first nine months of 2010. During 2009, we elected the fair value option for certain ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities during 2008 and 2009. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes.

During 2008, we elected the fair value option for all of the loans, securities, and ABS issued at Acacia. At September 30, 2010, the loans had an aggregate fair value of $19 million and an unpaid principal balance of $23 million, the securities had an aggregate fair value of $287 million and an unpaid principal balance of $1.8 billion, and the asset-backed securities issued had an aggregate fair value of $264 million and an unpaid principal balance of $3.0 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$19,449	$—	$—	$19,449
Trading securities	309,538	—	—	309,538
Available-for-sale securities	798,183	—	—	798,183
Other investments	133	—	133	—
Derivative assets	3,592	6	3,586	—
Liabilities
ABS issued – Acacia	263,741	—	—	263,741
Derivative liabilities	121,888	752	121,003	133

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

(In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$12,089	$—	$—	$12,089
Trading securities	277,274	—	—	277,274
Available-for-sale securities	810,471	—	—	810,471
Other investments	20,371	—	20,371	—
Derivative assets	12,372	—	12,326	46
Liabilities
ABS issued – Acacia	297,596	—	—	297,596
Derivative liabilities	83,800	—	63,499	20,301

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities during the nine months ended September 30, 2010.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia	Derivative Liabilities
Beginning balance – December 31, 2009	$12,089	$277,274	$810,471	$46	$297,596	$20,301
Principal paydowns	13	(45,068)	(104,986)	—	(61,699)	—
Gains (losses) in net income, net	7,347	65,854	25,195	(22)	19,699	(282)
Gains (losses) in OCI, net	—	—	26,830	—	—	—
Acquisitions	—	17,137	235,876	—	—	—
Sales	—	(6,119)	(195,279)	—	—	—
Other settlements, net	—	460	76	(24)	8,145	(19,886)
Ending Balance – September 30, 2010	$19,449	$309,538	$798,183	$—	$263,741	$133

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at September 30, 2010 and 2009. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the three and nine months ended September 30, 2010 and 2009 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2010 and 2009 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Assets
Real estate loans	$3	$(1,752)	$7,347	$(5,719)
Trading securities	46,819	42,433	64,531	8,939
Available-for-sale securities	(2,580)	(9,198)	(8,361)	(60,721)
Derivative assets	16	(27)	16	204
Liabilities
ABS issued – Acacia	(25,703)	(26,656)	(19,699)	(23,759)
Derivative liabilities	19	298	129	690

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2010

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$1,759	$—	$—	$1,759	$159	$335
REO	10,915	—	—	10,915	(620)	(1,979)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2009

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,374	$—	$—	$2,374	$(9)	$(86)
REO	17,421	—	—	17,421	(574)	(2,497)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2010 and 2009.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Assets
Real estate loans (fair value)	$3	$(1,752)	$7,347	$(5,719)
Real estate loans (held-for-sale)	159	(8)	335	(86)
REO	(620)	(574)	(1,979)	(2,497)
Trading securities	47,375	42,266	65,854	7,082
Impairments on AFS securities	(2,580)	(9,198)	(8,742)	(71,470)
Liabilities
ABS issued – Acacia	(25,703)	(26,656)	(19,699)	(23,759)
Derivative instruments, net	(20,207)	(15,136)	(63,051)	13,012
Market Valuation Adjustments, Net	$(1,573)	$(11,058)	$(19,935)	$(83,437)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For September 30, 2010, we received dealer marks on 78% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 1% lower (i.e., more conservative) than the aggregate dealer marks.
•	Other investments
•	Other investments currently include a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, financial futures, and credit default swaps. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For September 30, 2010, we received dealer marks on 94% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 3% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Real Estate Owned (REO)
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 6. Real Estate Loans

We invest in residential and commercial real estate loans that we acquire from third-party originators. We finance these loans through the Sequoia and Acacia entities that we sponsor or with equity or long-term debt.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at September 30, 2010 and December 31, 2009.

(In Thousands)	September 30, 2010	December 31, 2009
Residential real estate loans (held-for-sale)	$1,759	$2,374
Residential real estate loans (held-for-investment)	3,730,279	3,724,546
Commercial real estate loans (fair value)	19,449	12,089
Commercial real estate loans (held-for-investment)	241	245
Total Real Estate Loans	$3,751,728	$3,739,254

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity. At September 30, 2010, there were 11 residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Real Estate Loans Held-for-Investment

The following table provides additional information on residential real estate loans held-for-investment at September 30, 2010 and December 31, 2009.

(In Thousands)	September 30, 2010	December 31, 2009
Principal value	$3,745,055	$3,728,738
Unamortized premium, net	44,316	50,028
Allowance for loan losses	(59,092)	(54,220)
Carrying Value	$3,730,279	$3,724,546

In April 2010, we sponsored a residential prime mortgage securitization through our Sequoia program. At September 30, 2010, the loans owned by this Sequoia entity had an outstanding principal value of $193 million. In the second quarter of 2010, we began acquiring residential prime loans for a future securitization. At September 30, 2010, the outstanding principal value and carrying value of these loans was $62 million. The remaining principal value of $3.49 billion of loans held-for-investment at September 30, 2010, were owned at consolidated Sequoia entities established in 2007 and prior.

Of the $3.7 billion of principal value and $44 million of unamortized premium on loans held-for-investment at September 30, 2010, $1.7 billion of principal value and $29 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first nine months of 2010, 7% of these residential loans prepaid and we amortized 11% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2 billion and the unamortized premium was $15 million. During the first nine months of 2010, 7% of these loans prepaid and we amortized 12% of the premium.

Of the $3.7 billion of principal value and $50 million of unamortized premium on loans held-for-investment at December 31, 2009, $1.8 billion of principal value and $33 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal value was $1.9 billion and the unamortized premium was $17 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At September 30, 2010, there were four commercial loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $19 million, one of which has been delinquent since May 2009 with an outstanding principal balance of $4 million and a fair value of $3 million. At December 31, 2009, there were four commercial loans at fair value, with an outstanding principal value of $23 million and a fair value of $12 million.

Commercial Real Estate Loans Held-for-Investment

At September 30, 2010, there was one commercial loan held-for-investment with $0.5 million in outstanding principal value and a carrying value of $0.2 million. During the first nine months of 2010, we charged off a $10 million commercial mezzanine loan with no impact to our consolidated statements of income (loss), as we had fully reserved for this loan in 2007. At December 31, 2009, there were two commercial loans held-for-investment with $11 million in outstanding principal value and a carrying value of $0.2 million.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these loan portfolios.

Activity in the Allowance for Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses on residential loans for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$61,478	$45,877	$54,220	$35,713
Charge-offs, net	(4,822)	(5,983)	(11,361)	(11,602)
Provision for loan losses	2,436	9,998	16,233	40,576
Deconsolidation adjustment	—	—	—	(14,795)
Balance at End of Period	$59,092	$49,892	$59,092	$49,892

Serious delinquencies on consolidated Sequoia loans were $131 million and $141 million as of September 30, 2010 and 2009, respectively. Serious delinquencies include loans delinquent more than 90 days and in foreclosure. As a percentage of outstanding loan balances, serious delinquencies were 3.55% and 3.69% at September 30, 2010 and 2009, respectively.

When we pursue foreclosure in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs), and charge this specific estimated loss against the allowance for loan losses. During the first nine months of 2010, there were $11 million of charge-offs that reduced our allowance for loan losses. These charge-offs arose from $36 million of defaulted loan principal. Foreclosed property is subsequently recorded as REO, a component of other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity as of September 30, 2010 and December 31, 2009.

September 30, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$788,356	$20,025	$229,732	$1,038,113
Commercial	7,912	—	45,162	53,074
CDO	960	3,756	11,818	16,534
Total Real Estate Securities	$797,228	$23,781	$286,712	$1,107,721

December 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$770,916	$32,884	$201,367	$1,005,167
Commercial	9,200	—	54,206	63,406
CDO	1,247	4,067	13,858	19,172
Total Real Estate Securities	$781,363	$36,951	$269,431	$1,087,745

The following table presents our securities by trading and AFS, collateral type, and entity as of September 30, 2010 and December 31, 2009.

September 30, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,081	$4,081	$315,934	$—	$315,934
Residential non-prime	21,277	117,269	138,546	332,829	14,305	347,134
Commercial	—	10,832	10,832	—	—	—
Total Senior Securities	21,277	132,182	153,459	648,763	14,305	663,068
Re-REMIC Securities	—	—	—	74,891	—	74,891
Subordinate Securities
Residential prime	360	36,357	36,717	33,024	—	33,024
Residential non-prime	229	72,025	72,254	9,812	5,720	15,532
Commercial	—	34,330	34,330	7,912	—	7,912
CDO	960	11,818	12,778	—	3,756	3,756
Total Subordinate Securities	1,549	154,530	156,079	50,748	9,476	60,224
Total Real Estate Securities	$22,826	$286,712	$309,538	$774,402	$23,781	$798,183

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Prime residential securities are securities backed by prime residential loans that generally have low loan-to-value ratios (typically 75% LTV or less), are made to borrowers who have high FICO (Fair Isaac Corporation) scores (typically 700 or higher), and typically have low concentrations of investor properties. Non-prime residential securities are generally backed by loans that have higher loan-to-value ratios, are made to borrowers who have lower credit scores or impaired credit histories (but exhibit the ability to repay their loans), and may have higher concentrations of investor properties. Regardless of whether or not the loans backing a mortgage-backed security are of prime or non-prime quality, there is a risk that the borrower may not be able to repay the loan.

At September 30, 2010, there were $4 million of residential securities and $3 million of CDO securities that had contractual maturities greater than five years but less than ten years, and less than $1 million of residential securities that had contractual maturities of less than five years. The remainder of our real estate securities had contractual maturities over ten years.

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
September 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities as of September 30, 2010 and December 31, 2009.

September 30, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,285,590	$109,275	$89,448	$1,484,313
Credit reserve	(310,108)	(96,657)	(88,366)	(495,131)
Net unamortized (discount) premium	(304,131)	(5,610)	11,196	(298,545)
Amortized cost	671,351	7,008	12,278	690,637
Gross unrealized gains	128,832	1,741	—	130,573
Gross unrealized losses	(13,668)	(837)	(8,522)	(23,027)
Carrying Value	$786,515	$7,912	$3,756	$798,183

December 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,581,692	$158,997	$89,371	$1,830,060
Credit reserve	(469,273)	(146,018)	(87,017)	(702,308)
Net unamortized (discount) premium	(401,808)	(5,130)	8,941	(397,997)
Amortized cost	710,611	7,849	11,295	729,755
Gross unrealized gains	130,914	1,422	25	132,361
Gross unrealized losses	(44,346)	(71)	(7,228)	(51,645)
Carrying Value	$797,179	$9,200	$4,092	$810,471

The following table presents the changes for the three and nine months ended September 30, 2010 of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended September 30, 2010

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Premium Net	Credit Reserve	Unamortized Discount Net
Beginning balance – June 30, 2010	$327,636	$310,131	$127,627	$5,534	$88,340	$(10,929)
Amortization of net (discount) premium	—	(10,752)	—	2	—	(241)
Realized credit losses	(28,261)	—	(31,272)	—	—	—
Acquisitions	1,661	13,158	—	—	—	—
Sales, calls, other	(962)	(576)	—	—	—	—
Impairments	2,204	—	376	—	—	—
Transfers to (release of) credit reserves	7,830	(7,830)	(74)	74	26	(26)
Ending Balance – September 30, 2010	$310,108	$304,131	$96,657	$5,610	$88,366	$(11,196)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Nine Months Ended September 30, 2010

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Premium Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)
Amortization of net (discount) premium	—	(31,826)	—	290	—	(906)
Realized credit losses	(128,140)	—	(49,722)	—	—	—
Acquisitions	12,769	65,736	—	—	—	—
Sales, calls, other	(65,570)	(118,002)	—	—	—	—
Impairments	8,191	—	551	—	—	—
Transfers to (release of) credit reserves	13,585	(13,585)	(190)	190	1,349	(1,349)
Ending Balance – September 30, 2010	$310,108	$304,131	$96,657	$5,610	$88,366	$(11,196)

The loans underlying our residential subordinate securities totaled $44 billion at September 30, 2010. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2010 were 6.95% of current principal balances. The loans underlying our commercial subordinate securities totaled $23 billion at September 30, 2010, and consist primarily of office (32%), retail (34%), and multifamily (12%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at September 30, 2010 were 4.90% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of September 30, 2010 and December, 31 2009.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
September 30, 2010 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$91,773	$(1,770)	$90,003	$34,055	$(11,898)	$22,157
Commercial	4,677	(837)	3,840	—	—	—
CDO	—	—	—	12,278	(8,522)	3,756
Total Securities	$96,450	$(2,607)	$93,843	$46,333	$(20,420)	$25,913

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2009 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$73,075	$(30,520)	$42,555	$42,368	$(13,826)	$28,542
Commercial	2,719	(71)	2,648	—	—	—
CDO	4,091	(2,136)	1,955	7,204	(5,092)	2,112
Total Securities	$79,885	$(32,727)	$47,158	$49,572	$(18,918)	$30,654

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

At September 30, 2010, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 517 AFS securities, of which 110 were in an unrealized loss position, of which 73 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2009, our consolidated balance sheet included 554 AFS securities, of which 220 were in a continuous unrealized loss position and 72 were in a continuous unrealized loss position for twelve months or longer.

Of the total unrealized losses at September 30, 2010 and December 31, 2009, $10 million and $14 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for other-than-temporary impairment (OTTI). Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of September 30, 2010.

Significant Valuation Assumptions

Range for Securities
September 30, 2010	Prime	Non-prime	Commercial
Prepayment rates	1 – 15%	1 – 15%	N/A
Loss severity(1)	11 – 58%	21 – 63%	33 – 50%
Projected losses(1)	0 – 22%	1 – 61%	2 – 14%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

The following table details the components of OTTI for the three and nine months ended September 30, 2010. The credit component of OTTI is recognized through our consolidated statement of income (loss) while the non-credit component of OTTI is recorded in accumulated other comprehensive income (loss).

Components of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
For securities with a non-credit component of OTTI:
Initial credit impairment	$377	$680
Subsequent credit impairment	2,174	6,613
Securities with no non-credit component of OTTI	29	1,449
Total credit OTTI	2,580	8,742
Non-credit component of OTTI	3,707	8,246
Total OTTI	$6,287	$16,988

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at September 30, 2010. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or is fully written down.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$132,030	$146,454
Additions:
Initial credit impairments	377	680
Subsequent credit impairments	2,174	6,613
Reductions:
Securities sold	—	(5,113)
Securities matured, called, or fully written down	(7,086)	(21,139)
Balance at End of Period	$127,495	$127,495

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Gross realized gains – sales	$22	$10,936	$56,546	$18,134
Gross realized gains – calls	1,494	—	1,494	—
Gross realized losses – sales	—	—	(3,335)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$1,516	$10,936	$54,705	$18,134

Note 9. Other Investments

Other investments include a GIC owned by an Acacia securitization entity and recorded on our consolidated balance sheets at its estimated fair value. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on CDS entered into by this same Acacia entity. The CDS reference residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated and have subsequently been downgraded. The fair value of the GIC was $0.1 million as of September 30, 2010, which is equal to its carrying value. The GIC has been drawn down by $79.9 million since its acquisition to cover credit losses and principal reductions on the referenced securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10. Derivative Financial Instruments

Redwood and the consolidated Acacia entities held derivative financial instruments at September 30, 2010. The derivatives held at Acacia entities are not the obligations of Redwood.

The following table presents the aggregate fair value and notional amount by entity of these derivative financial instruments as of September 30, 2010 and December 31, 2009.

	Redwood		Acacia		Total
September 30, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$1,006	$25,446	$1,006	$25,446
TBAs	6	23,000	—	—	6	23,000
Interest rate caps purchased	—	—	2,580	712,400	2,580	712,400
Total Assets	6	23,000	3,586	737,846	3,592	760,846
Liabilities – Cash Flow Hedges
Interest rate swaps	(32,537)	156,000	—	—	(32,537)	156,000
Liabilities – Risk Management Derivatives
Interest rate swaps	(2,275)	39,500	(86,191)	700,997	(88,466)	740,497
TBAs	(193)	62,000	—	—	(193)	62,000
Futures	(559)	699,000	—	—	(559)	699,000
Credit default swaps	—	—	(133)	133	(133)	133
Total Liabilities	(35,564)	956,500	(86,324)	701,130	(121,888)	1,657,630
Total Derivative Financial Instruments, net	$(35,558)	$979,500	$(82,738)	$1,438,976	$(118,296)	$2,418,476

	Redwood		Acacia		Total
December 31, 2009 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$738	$73,563	$738	$73,563
Interest rate caps purchased	—	—	11,634	711,800	11,634	711,800
Total Assets	—	—	12,372	785,363	12,372	785,363
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,597)	14,100	(61,902)	784,856	(63,499)	798,956
Credit default swaps	—	—	(20,301)	20,301	(20,301)	20,301
Total Liabilities	(1,597)	14,100	(82,203)	805,157	(83,800)	819,257
Total Derivative Financial Instruments, net	$(1,597)	$14,100	$(69,831)	$1,590,520	$(71,428)	$1,604,620

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

Risk Management Derivatives

To offset — to varying degrees — the changes in the value of mortgage products where we have exposure, we enter into interest rate agreements, TBA contracts, and financial futures contracts. We account for our risk management derivatives as trading instruments, and record valuation adjustments, including any associated interest income or expense, in our consolidated statements of income (loss) through market valuation adjustments, net.

Net valuation adjustments on interest rate agreements at Acacia were negative $18 million and negative $59 million for the three and nine months ended September 30, 2010, respectively, and negative $14 million and positive $11 million for the three and nine months ended September 30, 2009, respectively.

We also had interest rate agreements in place at Redwood to manage risks associated with certain securities we own and the net valuation adjustments on these interest rate agreements were less than $1 million and negative $2 million for the three and nine months ended September 30, 2010, respectively, and negative $1 million and positive $1 million for the three and nine months ended September 30, 2009, respectively.

In order to manage risks associated with residential loans we own and plan to acquire in order to securitize, as of September 30, 2010, we were party to interest rate agreements with an aggregate notional amount of $34 million, TBA contracts sold with a notional amount of $85 million, Treasury futures sold with a notional amount of $13 million, and Eurodollar futures sold with a notional amount of $686 million. (These Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required resulting in a notional amount higher than would be needed with our other derivatives.) Net valuation adjustments on these derivatives were negative $3 million for the three and nine months ended September 30, 2010.

Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities, we entered into interest rate swaps during the first nine months of 2010 with an aggregate notional balance of $156 million at September 30, 2010. We designated these derivatives as cash flow hedges. For the nine months ended September 30, 2010, these hedges decreased in value by $33 million, of which $2 million was recorded as a component of interest expense and the remaining $31 million was recorded as a reduction to accumulated other comprehensive income (loss), a component of stockholders’ equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $51 million at September 30, 2010, and negative $23 million at December 31, 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10. Derivative Financial Instruments  – (continued)

The following table illustrates the impact on interest income (expense) of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2010 and 2009.

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Net interest expense on cash flow interest rate agreements	$(1,486)	$—	$(2,523)	$—
Realized net income (expense) due to net ineffective portion of hedges	19	—	(7)	—
Realized net losses reclassified from other comprehensive loss	(1,058)	(1,123)	(2,604)	(3,334)
Total Interest (Expense) Income	$(2,525)	$(1,123)	$(5,134)	$(3,334)

Credit Derivatives

At September 30, 2010, we had one outstanding CDS contract with a fair value of less than $1 million and a notional amount of less than $1 million that was initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. At December 31, 2009, there were four outstanding CDS contracts with a fair value of negative $20 million and a notional amount of $20 million at this Acacia securitization entity. At both September 30, 2010 and December, 31 2009, all of our CDS had expiration dates of greater than 15 years and the credit ratings of the reference securities were CCC or lower. During the three and nine months ended September 30, 2010, the reference securities underlying our CDS experienced principal losses resulting in obligations of $3 million and $20 million, respectively.

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

As of September 30, 2010, Redwood had outstanding derivative agreements with six bank counterparties and Acacia entities had outstanding derivative agreements with seven bank counterparties. As of September 30, 2010, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 11. Other Assets

Other assets as of September 30, 2010 and December 31, 2009, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2010	December 31, 2009
Real estate owned (REO)	$10,915	$17,421
Fixed assets and leasehold improvements	3,953	3,630
Derivative margin posted, net	41,935	1,830
Investment receivable	1,245	667
Income tax receivables	1,899	65
Prepaid expenses	2,451	2,180
Other	157	349
Total Other Assets	$62,555	$26,142

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at September 30, 2010, was $11 million, of which $14 million related to transfers into REO during the first nine months of 2010, offset by $17 million of REO liquidations and $3 million of negative market valuation adjustments. The carrying value of REO as of December 31, 2009, was $17 million, of which $29 million related to transfers into REO during 2009, offset by $24 million of REO liquidations, $3 million of negative valuation changes, and $4 million of REO derecognized as a result of our deconsolidation of certain Sequoia entities.

At September 30, 2010, there were 69 REO properties recorded on our balance sheet, of which 67 were owned at Sequoia and two were owned at Redwood. At December 31, 2009, there were 79 REO properties recorded on our balance sheet, of which 78 were owned at Sequoia and one was owned at Redwood. Properties located in California, Colorado, Florida, and Nevada accounted for 50% of our REO properties at September 30, 2010.

Derivative margin posted, net was $42 million at September 30, 2010, resulting from margin calls from our swap counterparties.

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

In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with $211 million of ABS issued to third parties.

The components of ABS issued by consolidated securitization entities we sponsor as of September 30, 2010 and December 31, 2009, along with other selected information, are summarized in the following table.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

Asset-Backed Securities Issued

	September 30, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,554,354	$2,970,643	$6,524,997	$3,627,952	$3,026,307	$6,654,259
Interest-only certificates	16,330	—	16,330	19,190	—	19,190
Unamortized premium	1,870	—	1,870	2,371	—	2,371
Unamortized discount	(4,670)	—	(4,670)	(4,580)	—	(4,580)
Fair value adjustment, net	—	(2,706,902)	(2,706,902)	—	(2,728,711)	(2,728,711)
Total ABS Issued	$3,567,884	$263,741	$3,831,625	$3,644,933	$297,596	$3,942,529
Range of weighted average interest rates, by series	0.46% to 4.78%	0.79% to 1.27%		0.44% to 4.69%	0.70% to 1.13%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	37	10		36	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of September 30, 2010, all of the $3.8 billion reported value of ABS issued ($6.5 billion principal value) had contractual maturities of over five years. Amortization of Sequoia deferred ABS issuance costs was less than $1 million for both the three months ended September 30, 2010 and 2009, and $1 million for both the nine months ended September 30, 2010 and 2009.

The following table summarizes the accrued interest payable on ABS issued as of September 30, 2010 and December 31, 2009. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2010	December 31, 2009
Sequoia	$2,509	$2,356
Acacia	3,742	3,002
Total Accrued Interest Payable on ABS Issued	$6,251	$5,358

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of September 30, 2010 and December 31, 2009.

Collateral for Asset-Backed Securities Issued

	September 30, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,668,551	$19,449	$3,688,000	$3,724,546	$12,090	$3,736,636
Real estate securities	—	310,017	310,017	—	303,852	303,852
Other investments	—	133	133	—	20,371	20,371
Real estate owned (REO)	10,654	—	10,654	17,087	—	17,087
Restricted cash	282	21,478	21,760	310	89,057	89,367
Accrued interest receivable	6,554	3,092	9,646	6,931	4,731	11,662
Total Collateral for ABS Issued	$3,686,041	$354,169	$4,040,210	$3,748,874	$430,101	$4,178,975

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The weighted average interest rate on our trust preferred securities, including hedging costs, was 7.56% and 5.66%, for the three and nine months ended September 30, 2010, respectively, and 3.76% and 4.26%, for the three and nine months ended September 30 2009, respectively. The earliest optional redemption date without penalty is January 30, 2012.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. The weighted average interest rate on our subordinated notes, including hedging costs, was 7.56% and 5.66%, for the three and nine months ended September 30, 2010, respectively, and 3.76% and 4.26%, for the three and nine months ended September 30, 2009, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million and recorded a $6.6 million gain on extinguishment of debt in realized gains, net, on our consolidated statements of income (loss).

At both September 30, 2010 and December 31, 2009, the accrued interest payable balance on long-term Redwood debt was $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

As of September 30, 2010, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $11 million. The majority of the future lease obligations relates to a ten-year operating lease for our executive office that expires in 2013 and a lease for additional space that expires in 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $1 million for both the nine months ended September 30, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of September 30, 2010.

Future Lease Commitments by Year

(In Thousands)	September 30, 2010
2010 (three months)	$481
2011	1,857
2012	1,882
2013	1,439
2014	1,132
2015 and thereafter	4,120
Total	$10,911

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million at both September 30, 2010 and December 31, 2009.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against us, our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, the case was removed to the United States District Court for the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB-Seattle moved to remand the case to state court on March 11, 2010. On June 10, 2010, the FHLB-Seattle filed an amended complaint in the District Court. On September 1, 2010, the District Court remanded the case to Washington state court. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $31 million. We believe that this claim is without merit and we intend to defend the action vigorously.

On August 18, 2010, our subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a claim of negligent misrepresentation under California state

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion is pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $3 million. We believe that this claim is without merit and we intend to defend the action vigorously.

On July 12, 2010, we received two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which SRF was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10CH450B3) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. With respect to Sequoia, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the claims, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one claim, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $53 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $184 million. We believe that these claims are without merit, and we intend to defend the action vigorously.

We cannot determine the outcome of any of the above-referenced litigation matters at this time or predict the results with certainty. We cannot assure you that any of these matters will not have a material adverse effect on our results of operations in any future period, and any loss and expense related to any of this litigation could have a material adverse impact on our consolidated financial statements.

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due.

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and nine months ended September 30, 2010.

Stockholders’ Equity

(In Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$990,535	$971,721
Issuance of new equity capital, net	2,660	12,599
Unrealized gains (losses) on securities and derivatives, net	22,599	(4,062)
Distributions to shareholders	(20,020)	(59,929)
Net income attributable to Redwood Trust, Inc.	19,898	95,343
Balance at End of Period	$1,015,672	$1,015,672

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income as of September 30, 2010 and December 31, 2009.

(In Thousands)	September 30, 2010	December 31, 2009
Net unrealized gains on real estate securities	$107,546	$80,716
Less: Unrealized losses attributable to noncontrolling interest	(4,571)	(6,614)
Net unrealized gains on real estate securities recognized in equity	112,117	87,330
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(51,319)	(22,470)
Total Accumulated Other Comprehensive Income	$60,798	$64,860

At September 30, 2010, the net unrealized gains on AFS securities were $108 million, a $27 million increase from the net unrealized gains of $81 million at December 31, 2009. During the first nine months of 2010, $10 million of net unrealized losses were reclassified to earnings upon recognition of OTTI, a $32 million decrease in unrealized gains was recognized on the sale of securities, and $49 million of fair value increases in securities were recognized in net unrealized gains. A portion of these net unrealized losses, $5 million at September 30, 2010 and $7 million at December 31, 2009, were attributable to the noncontrolling interest on AFS securities owned by the Fund.

At September 30, 2010, interest rate agreements, previously or currently accounted for as cash flow hedges, had an unrealized loss of $51 million. The portion attributable to previously accounted for cash flow hedges ($20 million), will be expensed through our consolidated statements of income (loss) over the remaining lives of previously designated hedged items (See Note 10), which will generally be $1 million per quarter. The balance associated with the derivatives currently accounted for cash flow hedges ($31 million) will not be expensed until such time that the hedges mature or are otherwise terminated.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 15. Equity  – (continued)

Noncontrolling Interest

Of the total equity on our balance sheet at September 30, 2010, $11 million is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. As of September 30, 2010, the noncontrolling interest represents a 48% third-party interest in the Fund. Income allocated to the noncontrolling interest is based on the third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Earnings Per Common Share

The following table provides the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2010 and 2009.

Basic and Diluted Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Basic Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$19,898	$27,128	$95,343	$(1,095)
Less: Dividends and undistributed earnings allocated to participating securities	539	547	2,655	—
Net income (loss) allocated to common shareholders	$19,359	$26,581	$92,688	$(1,095)
Basic weighted average common shares outstanding	77,901,970	77,610,658	77,794,106	65,363,128
Basic Earnings (Loss) Per Common Share	$0.25	$0.34	$1.19	$(0.02)
Diluted Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$19,898	$27,128	$95,343	$(1,095)
Less: Dividends and undistributed earnings allocated to participating securities	541	506	2,235	—
Net income (loss) allocated to common shareholders	$19,357	$26,622	$93,108	$(1,095)
Basic weighted average common shares outstanding	77,901,970	77,610,658	77,794,106	65,363,128
Net effect of dilutive equity awards	1,059,235	448,770	969,583	—
Diluted weighted average common shares outstanding	78,961,205	78,059,428	78,763,689	65,363,128
Diluted Earnings (Loss) Per Common Share	$0.25	$0.34	$1.18	$(0.02)

For the three and nine months ended September 30, 2010, there were 1,059,235 and 969,583 dilutive equity awards under the two-class method, respectively. For the three months ended September 30, 2009, there were 448,770 dilutive equity awards under the two-class method. For the nine months ended September 30,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 15. Equity  – (continued)

2009, there were no dilutive equity awards based on our reported net loss for this period. Participating securities were included in the calculation of diluted earnings per common share using the two-class method for the three and nine months ended September 30, 2010 and for the three months ended September 30, 2009, as this computation was more dilutive than using the treasury stock method. For the three and nine months ended September 30, 2010, the number of outstanding equity awards that were antidilutive totaled 648,963 and 590,578, respectively, under the two-class method. For the three and nine months ended September 30, 2009, the number of outstanding equity awards that were antidilutive totaled 684,164 and 1,107,192, respectively. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three and nine months ended September 30, 2010 and 2009, there were no shares acquired under the plan. As of September 30, 2010, there remained 4,658,071 shares available for repurchase under this plan.

Note 16. Equity Compensation Plans

As of September 30, 2010 and December 31, 2009, 1,933,806 and 783,911 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $12 million at September 30, 2010, as shown in the following table.

	Nine Months Ended September 30, 2010
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$879	$16,081	$—	$16,960
Equity grants	—	24	4,015	178	4,217
Equity compensation cost	—	(259)	(9,247)	(137)	(9,643)
Unrecognized Compensation Cost at End of Period	$—	$644	$10,849	$41	$11,534

At September 30, 2010, the weighted average amortization period remaining for all of our equity awards was one year.

Stock Options

As of September 30, 2010 and December 31, 2009, there were 487,573 and 500,073, respectively, of fully vested stock options outstanding. There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2010. The aggregate intrinsic value of the options outstanding and exercisable was negligible at December 31, 2009.

For the three months ended September 30, 2010, there were no stock options exercised. For the nine months ended September 30, 2010, there were 11,500 stock options exercised with an intrinsic value or gain (fair market value less exercise price) of a negligible amount.

Restricted Stock

As of September 30, 2010 and December 31, 2009, there were 58,988 and 75,645 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through January 2014. There were no restricted stock awards granted during the three and nine months ended September 30, 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

Deferred Stock Units

As of September 30, 2010 and December 31, 2009, there were 1,989,948 and 1,708,326, respectively, DSUs outstanding, of which 982,361 and 294,430, respectively, had vested. There were 5,380 and 476,690 DSUs granted during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, the number of DSUs distributed to participants in the Executive Deferred Compensation Plan (EDCP) totaled 508 and 60,067, respectively. Cash distributions to EDCP participants of some of their previously deferred compensation and vested matching totaled less than $1 million during the nine months ended September 30, 2010. No cash distributions to EDCP participants were made during the three months ended September 30, 2010.

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the first quarter of 2010 related to modifications of these DSUs.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2010 and December 31, 2009, 114,572 and 92,479 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2010 and 2009 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Fixed compensation expense	$3,314	$3,726	$11,086	$11,325
Variable compensation expense	2,206	5,216	5,389	6,905
Equity compensation expense	1,507	420	9,643	4,551
Severance expense	48	398	358	426
Total compensation expense	7,075	9,760	26,476	23,207
Systems	2,220	1,901	5,531	4,727
Office costs	1,791	1,691	5,338	5,117
Accounting and legal	852	897	2,362	1,876
Other operating expenses	307	557	1,071	1,235
Total Operating Expenses	$12,245	$14,806	$40,778	$36,162

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 18. Taxes

For both the three and nine months ended September 30, 2010, we recognized a provision for income taxes of less than $1 million. For both the three and nine months ended September 30, 2009, we recognized a benefit for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2010 and 2009.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30,
	2010	2009
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income (loss)	(40.9)%	(3.7)%
Effective Tax Rate	0.3%	37.5%

We assessed our tax positions for all open tax years (Federal — years 2007 to 2009, State — years 2005 to 2009) and concluded as of September 30, 2010 and December 31, 2009, that we have no material unrecognized tax liabilities.

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

Statements regarding the following subjects, among others, are forward-looking by their nature:

(i)	our belief that we are making progress toward our goal of revitalizing our residential and commercial real estate investment businesses and our beliefs regarding our competitive position and our ability to compete in the future;
(ii)	our belief that we will be able to deploy capital into investment opportunities over the next few quarters and other statements regarding our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans;
(iii)	our statements relating to completing a securitization transaction in the first quarter of 2011 and, more generally, regarding the likelihood and timing of, and our participation in, future securitization transactions and our ability to finance loan acquisitions through the execution of securitization transactions,
(iv)	our statements that we expect new Sequoia securitization entities to represent a larger portion of our balance sheet in the future, and our belief that progress in our residential and commercial real estate businesses will allow us to get fully and profitably invested;
(v)	our statements regarding our potential future investment activity in the commercial real estate sector, our expectation that we will fund additional commercial real estate loans in future quarters, and that the investment opportunity in commercial mortgages could account for a significant portion of the capital we invest in 2011;
(vi)	our ability to access additional capital if needed, and our expectations regarding the future use of short-term debt financing, including through warehouse credit and repurchase facilities;
(vii)	statements relating to our estimate of our current excess capital and changes we may make in the amount of capital we allocate under our risk-adjusted capital policy;
(viii)	the future returns we may earn on our investment portfolio, including future trends in interest income and interest expense;
(ix)	future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses;
(x)	the future competitiveness of our Sequoia securitization platform, including our belief that private sector investors will favor platforms such as the Sequoia platform due to, among other things, factors that differentiate our platform from those of competitors, and our beliefs regarding the willingness of private sector investors to invest in future private sector securitizations of residential mortgage loans, the conditions those investors would require before investing, and the amount of capital those investors might allocate to these types of investment opportunities;
(xi)	our belief that there will be a minimal impact on us from the issues that have been identified with respect to the integrity of loan servicers’ processes for handling foreclosures on residential borrowers, from the issues that have been raised relating to the documentation of transfers of residential mortgage debt and whether these transfers were legally effective, and from the renewed focus by investors on demanding that loan originators repurchase securitized residential mortgage loans based on alleged violations of representations and warranties;
(xii)	our belief that some of the senior securities previously issued through our Sequoia securitization platform may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans;

(xiii)	our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations;
(xiv)	our beliefs about the future direction of commercial real estate fundamentals, including, without limitation, vacancy rates, rental rates, default rates, and availability of financing;
(xv)	the impact of recent and future legislative and regulatory changes that affect our business and the mortgage finance markets and the future of the status of the GSEs, including Fannie Mae and Freddie Mac, including our statement that we believe the GSEs role in mortgage finance will eventually diminish creating investment opportunities for us;
(xvi)	our expectations regarding future credit losses and impairments on our investments (including as compared to our original expectations and credit reserve levels) and the timing of those losses and impairments, our statement that the amount of credit reserves we designate may require changes in the future, and our belief that our current GAAP income statements are reflective of our current underlying business trends;
(xvii)	the drivers of our future earnings, future earnings volatility, and future trends in operating expenses;
(xviii)	our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2010;
(xix)	that we do not anticipate raising additional capital in the near future or anticipate that Redwood will pay a special dividend; and
(xx)	our expectations relating to tax accounting, including our anticipation of additional losses for tax accounting purposes, that we currently anticipate reporting a taxable loss in 2010, and that we anticipate that all 2010 dividends will be characterized as a return of capital

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

Our direct investments in residential, commercial, and collateralized debt obligations (CDO) securities are currently financed with equity and long-term debt, although we may use short-term debt financing from time to time, and we may pledge our securities to borrow short-term to fund loans to the extent our securities are more liquid collateral. Our investments are primarily senior and subordinate mortgage-backed securities (MBS) backed by residential and commercial real estate loans. Senior securities (often investment-grade) are those interests in a securitization that have the first right to cash flows and are last to absorb losses. Subordinate securities (often below investment-grade) are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. We also invest in Re-REMIC securities, which, as presented herein, represent securities that were created through the resecuritization of certain senior interests in residential mortgage securitizations to provide additional credit support to those interests.

The entities that we sponsor — the Fund, Sequoia, and Acacia — invest in real estate assets. Assets held at the Fund include senior securities backed by non-prime residential and CDO collateral, which were funded through the sale of limited partnership interests to us and to third-party investors. The offer and sale of these interests were privately placed and were not registered under the federal securities laws in reliance on an exemption from registration. Assets held at the Sequoia entities include residential real estate loans, which are funded through the issuance of ABS to us and to third-party investors. Assets held at the Acacia entities include real estate securities, and some loans and other mortgage related investments, which are funded through the issuance of ABS and equity to us and to third-party investors. Our investments in each of these entities are currently financed with equity and long-term debt.

Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor of these entities. For financial reporting purposes, we are generally required to consolidate these entities’ assets, liabilities, and noncontrolling interests.

Third Quarter 2010

We remain focused and resolute as we progress toward our goal of revitalizing our residential and commercial investment franchises. Progress is slower than we would like, but we are making progress nonetheless. Our residential loan business is up and running and we are hopeful that we can complete our second securitization in the first quarter of 2011. On the commercial business front — the team has come together, originated its first loan, and is seeing an increasing number of potential opportunities to invest at attractive yields. It will take some time, but we believe these two efforts will allow us to get fully and profitably invested.

We are keenly aware that in rebuilding our residential franchise, we are facing serious headwinds. Reform of Fannie Mae and Freddie Mac (the government-sponsored entities or GSEs) has not yet begun, major banks are reluctant to sell residential loans due to their high level of excess liquidity, and uncertainty abounds as the implementation of the financial reform legislation (the Dodd-Frank Wall Street Reform and Consumer Protection Act) proceeds, with intended and unintended consequences beginning to emerge.

While one strategy might be to wait until the headwinds facing our business subside, we believe that waiting will cause us to lose a significant competitive opportunity. If we are right, the GSEs will eventually shrink, resulting in significant investment opportunities for companies like Redwood to act as an intermediary between residential borrowers and suppliers of private mortgage capital. Our goal has been to align ourselves early with residential mortgage loan originators and become the partner of choice for originators and triple-A investors, based on our consistent and reliable execution.

As an early and active participant with a proven track record, we believe that we have an important opportunity to help standardize and shape the new rules of the road that will govern private (non government-backed) mortgage securitization. We have worked with prospective investors to understand their concerns and preferences and we are convinced that private mortgage securitization can flourish under the right rules or flounder if important fixes are not put in place.

Financial Results

Our third quarter 2010 earnings contained few surprises. We reported $20 million in GAAP income, or $0.25 per fully diluted share. In the second quarter of 2010, we reported $29 million in GAAP income, or $0.35 per fully diluted share. The third quarter contained modest gains on sales of assets: $2 million — predominantly related to gains from calls on securities we owned below par. Gains are markedly lower than what was realized in the prior quarters of 2010. We benefited from $16 million in gains in the second quarter of 2010 and from $44 million in gains in the first quarter of 2010. Net interest income in the third quarter was approximately equal to the second quarter’s level. Loan loss provisions and net negative valuation adjustments were improved from the levels reported in the second quarter of 2010. Operating expenses in the third quarter of 2010 of $12 million were $1 million higher than the prior quarter, roughly in line with expectations.

Redwood’s estimated taxable loss for the third quarter of 2010 was $9 million, or $0.11 per share, as compared to estimated taxable loss of $3 million, or $0.03 per share, for the second quarter of 2010. Because of the backlog of unrecognized tax credit losses, we still expect significant credit charges to work their way through taxable income over the balance of 2010 and 2011. This will likely result in a taxable loss for 2010 with the full year’s dividend classified as a return of capital. However, it is possible that a relatively small portion of this year’s dividend distribution could be characterized as ordinary income if fourth quarter credit losses come in substantially below third quarter levels.

Book value per share rose to $13.02 at September 30, 2010, a $0.31 increase from the $12.71 per share reported on June 30, 2010. This increase in book value primarily reflected net appreciation in our mortgage securities portfolio, as quarterly GAAP earnings of $0.25 per share matched our dividend of $0.25 per share.

Estimated non-GAAP economic book value per share rose to $13.73 at September 30, 2010 from $13.37 at June 30, 2010. The $0.36 per share increase in estimated economic book value reflected essentially the same factors that drove GAAP book value up: earnings that covered dividends plus an increase in net unrealized gains. Non-GAAP economic value per share is reconciled to GAAP book value per share in Table 5 in Management’s Discussion and Analysis.

Business Update

Commercial Loan Business

A year ago we began building a commercial team with the long-term objective of originating a portfolio of individual, high quality commercial real estate investments. We plan to selectively provide capital to established borrowers with successful track records on stabilized commercial real estate. Thanks in part to our efforts in building our platform and to general market trends, we are seeing a significant increase in the flow of opportunities to make targeted investments. We funded a mezzanine loan ($12 million) shortly after September 30, 2010. We expect to fund additional loans in the coming quarters and we believe the investment opportunity in commercial real estate could account for a significant portion of the capital we invest in 2011.

There is an estimated $1.4 trillion in commercial real estate debt (out of a total market of approximately $3 trillion) that will likely need to be financed over the next five years. In recent years, the largest suppliers of commercial real estate debt capital — commercial banks and CMBS lenders — have been absent. Recently, there has been a resurgence of interest in commercial real estate lending, especially from CMBS lenders. However, given tighter prevailing underwriting standards, a decrease in capacity, and significantly less appetite for risk, we believe our commercial efforts are timely.

Our focus has been and continues to be on stabilized commercial real estate properties, not distressed or transitional properties. While the demand for our targeted assets from both debt and equity investors continues to escalate, we believe we are well positioned given our experienced team’s long-standing relationships, our balance sheet, and our disciplined underwriting. We are excited about the opportunity to be an originator and capital provider for well-underwritten commercial real estate loans throughout this cycle and throughout the eventual recovery.

Residential Mortgage Loan Business

We are open for business and purchasing mortgage loans, primarily on a flow basis, from a few originators, with the intent of financing those loans over the long-term through securitization. We remain engaged in discussions with additional originators to purchase loans from them in the coming quarters. As of October 31, 2010, we had purchased $160 million of residential mortgage loans, as compared with $5 million at July 31, 2010. As of October 31, 2010, we had commitments to purchase $138 million in mortgage loans, compared with $149 million at July 31, 2010. We continue to target another securitization, likely in the first quarter of 2011, assuming market conditions are favorable and that the rating agency issues are resolved (as discussed below).

There continue to be numerous headwinds confronting this business. The government continues to support over 90% of the residential mortgage market and banks are generally reluctant sellers of non-agency residential mortgages. Activity in the high-end home market is limited — partly related to uncertainty regarding home values. Regulatory uncertainty persists, with the method and amount of risk retention required of residential mortgage securitization sponsors yet to be determined and the lack of clarity regarding the future role of rating agencies in asset-backed securitizations. In the Dodd-Frank Wall Street Reform and Consumer Protection Act, increased liability was imposed on rating agencies for their ratings of publicly issued asset-backed securities (ABS). The rating agencies responded by refusing to rate new ABS offerings, which then led the SEC to promulgate a six-month solution, in order to avoid an immediate shut down of the ABS market. The temporary solution ends in late January 2011, at which point the public ABS market is likely to shut down unless an additional extension is granted or another solution is formulated that works for issuers and rating agencies.

Another important regulatory issue is that the method and amount of risk retention required of residential mortgage securitization sponsors has yet to be determined.

Despite these obstacles, we are encouraged by our competitive positioning. Further, there are a number of macro factors that make us optimistic about the future of our residential mortgage loan business. First, there is consensus among policy makers that the GSEs need to shrink. Second, bank capital requirements under Basel III are increasing, which will likely cause some increase in bank sales of residential mortgage loans over time. Third, as a non-bank, we believe Redwood is better positioned to partner with banks as a loan buyer and securitization sponsor (as compared with prospective bank partners). Fourth, we are structuring our securitizations with triple-A investors in mind (including our holding first-loss risk even if not required by regulators) and, expect this will differentiate our securitizations from others.

Residential Portfolio Business

Fixed-income investors have continued their race to the bottom for yields: the 10-year Treasury yield declined in the third quarter by 43 basis points and year-to-date by 132 basis points to a 2.52% level at September 30, 2010. Against this backdrop, our investment activity in seasoned private-label residential MBS remained subdued in the third quarter.

As we have noted in the past, the opportunity to acquire seasoned senior private-label RMBS at extraordinary prices was a very good opportunity that began in late 2008 and had largely run its course by mid-2009, with prices appreciating rapidly. Unleveraged base case yields for the older vintage RMBS declined from high teens in late 2008 to low teens by mid-year 2009, to mid-single digits currently.

The following chart shows market prices for senior RMBS securities since October 2008.

Senior RMBS Prices

Source: JPMorgan Chase

During the third quarter, our investment portfolio increased by $63 million to $797 million at September 30, 2010. The increase was driven by $50 million in acquisitions, and $34 million in price appreciation, only partly offset by $21 million in pay downs. We had no sales in the third quarter. In October 2010, we acquired $16 million and had no sales of securities.

Recent Events

There are a number of mortgage-related issues in the news as a result of allegations and conjectures made by various and, at many times, competing stakeholders. Views on these issues are passionate and divergent and have been the source of much media attention.

As both an investor in and sponsor of residential mortgage securitizations, these are issues we and our shareholders need to understand. We offer our thoughts on these issues based on today’s facts and circumstances. Ultimately, because of the importance, scope, and complexity of the issues, it is difficult to make definitive statements about where the dust will settle. At this point, as we look at our investment portfolio and our position as a sponsor, we see a minimal impact on Redwood. For what it is worth, the fixed-income market’s reaction to the headlines has been fairly muted and prices for RMBS have generally held steady.

The first issue is the use of so-called “robo-signers” and other process shortcuts taken by mortgage servicers to expedite foreclosures. Second, there are questions regarding the documentation and enforceability of legal assignments or transfers of residential mortgages and the related deeds of trust, with particular concerns when the receiving entity is a securitization trust. Third, there has been a renewed focus on repurchase requests or loan put-backs to originators and securitization sponsors for breaches of loan level representations and warranties.

With respect to servicers’ foreclosures practices, it is clear that there have been mistakes on the part of some mortgage servicers, who have been operationally challenged to handle an unprecedented volume of foreclosures. Although we believe that servicers need to improve their processes and procedures, in most cases, we don’t think such mistakes will excuse borrower defaults. We believe the issue boils down to one of time delays and will result in additional cost and reputational damage to servicers, but we expect relatively minimal additional losses to investors.

The issue of whether there are inherent flaws in how securitization trusts and other secondary purchasers took legal ownership of mortgage debt seems unlikely to result in the large-scale forgiveness or invalidation of mortgage liens. For instance, we believe that the federal government — which arguably has the largest exposure to this issue through the GSEs — is unlikely to permit vast numbers of homeowners to walk away from their debt obligations. Although there may be anecdotal instances of documentation problems that result in windfalls to individual homeowners, we do not believe that this is a significant issue for Redwood.

Finally, the renewed focus on loan put-backs — when loan investors demand that loan originators or securitization sponsors repurchase loans they claim have not performed because of faulty underwriting — is one we are familiar with as both an investor and a securitization sponsor. As a sponsor, we believe our exposure to this issue is limited, as representations and warranty violations for loans within Sequoia securitizations would generally be a contingency to the company from whom we acquired the loans and covered by our recourse to those companies. Thus, we believe that the impact on Redwood as a sponsor will be minimal.

As an investor, we are cognizant of the difficulties in getting past the allegation stage and actually meeting the burden of proof necessary to compel a loan repurchase. In 2008, we spent a considerable sum to have lawyers research the legal hurdles and help us to analyze the costs and potential benefits of pursuing possible representation and warranty violations relating to loans underlying third-party securities that we had purchased. Loans that have gone delinquent because of declines in the borrowers’ creditworthiness are not likely to be repurchased, as representations and warranties generally address the loan underwriting process rather than the impact of subsequent credit events, such as unemployment. Consequently, we believe the impact on our investments will be minimal.

Outlook

We like our competitive positioning and we believe that we are on the correct path. Building a strong franchise in accumulating prime quality, non government-guaranteed loans for future securitization makes sense. The government will not consistently back 90% to 95% of residential mortgages; taxpayers cannot afford this level of government involvement. We also believe that commercial real estate debt will present opportunities for good investments. We will keep our heads down, focus on execution, and clear roadblocks as best we can.

We have carried a reasonable amount of excess cash in recent quarters — frustrated by low yields, but confident we would find investment opportunities in our residential and commercial loan businesses. In the third quarter, we used some of our excess cash to fund the acquisition of residential loans, which was the primary reason our cash balance declined by roughly $100 million during the third quarter, to $189 million at September 30, 2010.

We intend to continue to use excess cash to fund the accumulation of loans prior to securitization. In addition, we will look to our senior RMBS portfolio and the residential loans themselves to provide a source of temporary liquidity for this purpose. We will continue to be prudent in our use of any borrowings. We do not anticipate raising additional capital in the near future and we do not anticipate paying a special dividend.

Summary of Results of Operations, Financial Condition, Capital Resources, and Liquidity

Our reported GAAP net income was $20 million ($0.25 per share) for the third quarter of 2010, as compared to $27 million ($0.34 per share) for the third quarter of 2009. We declared regular quarterly dividends of $0.25 per share for each of the first three quarters of 2010 and 2009.

The following table presents the components of our GAAP net income (loss) for the three and nine months ended September 30, 2010 and 2009.

Table 1 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Interest income	$59,015	$70,382	$174,301	$226,081
Interest expense	(23,695)	(24,837)	(63,040)	(111,431)
Net interest income	35,320	45,545	111,261	114,650
Provision for loan losses	(2,436)	(9,998)	(16,233)	(40,576)
Market valuation adjustments, net	(1,573)	(11,058)	(19,935)	(83,437)
Net interest income (loss) after provision and market valuation adjustments	31,311	24,489	75,093	(9,363)
Operating expenses	(12,245)	(14,806)	(40,778)	(36,162)
Realized gains on sales and calls, net	1,566	17,561	61,985	43,548
Provision for income taxes	(202)	247	(254)	656
Less: Net income (loss) attributable to noncontrolling interest	532	363	703	(226)
Net Income (Loss)	$19,898	$27,128	$95,343	$(1,095)
Diluted weighted average common shares outstanding	78,961,205	78,059,428	78,763,689	65,363,128
Net earnings (loss) per share	$0.25	$0.34	$1.18	$(0.02)

Net interest income was $35 million and $46 million for the three months ended September 30, 2010 and 2009, respectively. The $11 million decline was primarily due to declining interest rates resulting in lower interest income on securities and loans. Net interest income after provision and market valuation adjustments (MVA) was $31 million for the third quarter of 2010, as compared to $24 million in the third quarter of 2009, an increase of $7 million. This increase was primarily due to lower negative market valuation adjustments on securities at Redwood and a lower provision for loan losses at Sequoia.

The following table details the components of market valuation adjustments for the three and nine months ended September 30, 2010 and 2009.

Table 2 Components of Market Valuation Adjustments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Residential real estate loans (fair value)	$3	$(1,752)	$7,347	$(5,719)
Residential real estate loans (held-for-sale)	159	(8)	335	(86)
Trading securities	47,375	42,266	65,854	7,082
Impairment on AFS securities	(2,580)	(9,198)	(8,742)	(71,470)
REO	(620)	(574)	(1,979)	(2,497)
Risk management derivatives	(20,207)	(15,136)	(63,051)	13,012
ABS issued – Acacia	(25,703)	(26,656)	(19,699)	(23,759)
Total Market Valuation Adjustments, Net	$(1,573)	$(11,058)	$(19,935)	$(83,437)

Operating expenses were $12 million and $15 million for the three months ended September 30, 2010 and 2009, respectively. Operating expenses were $41 million and $36 million for the nine months ended

September 30, 2010 and 2009, respectively. This increase was primarily due to a $4 million non-recurring equity compensation expense related to the accelerated vesting of equity awards from the announced retirement of our former Chief Executive Officer. The remaining increase was the result of a rise in our operating expenses associated with the expansion of our residential and commercial businesses. We currently expect our quarterly operating costs in 2010 to remain generally consistent with recent quarters (excluding the non-recurring charge noted above).

The following table details the components of realized gains on sales of investments, net, for the three and nine months ended September 30, 2010 and 2009.

Table 3 Realized Gains on Sales and Calls, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Net gains on sales of real estate securities	$22	$10,936	$53,213	$18,134
Net gains on repurchase of Sequoia ABS	—	—	6,959	—
Net gains on extinguishment of debt	39	6,625	317	6,843
Net gains on calls	1,494	—	1,494	—
Net losses on U.S. Treasuries	11	—	2	—
Gains on deconsolidation	—	—	—	18,571
Total Realized Gains on Sales and Calls, Net	$1,566	$17,561	$61,985	$43,548

Realized gains on sales and calls, net, were $2 million for the third quarter of 2010 as compared to $18 million for the third quarter of 2009, a decrease of $16 million. This decrease was due to a $7 million gain on the repurchase of long-term debt in the third quarter of 2009 and higher gains on the sale of securities in the third quarter of 2009.

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of net income.

Taxable Loss

Our estimated total taxable loss was $9 million ($0.11 per share) for the third quarter of 2010 as compared to a taxable loss of $23 million ($0.30 per share) for the third quarter of 2009. Our estimated REIT taxable loss was $9 million ($0.11 per share) for the third quarter of 2010 as compared to a REIT taxable loss of $25 million ($0.32 per share) for the third quarter of 2009. The decline in estimated taxable loss was primarily due to a decrease in realized credit losses on subordinate securities. Total realized credit losses for the third quarters of 2010 and 2009 were $31 million ($0.40 per share) and $67 million ($0.86 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

GAAP Book Value

Our GAAP book value increased by $44 million (or $0.52 per share) to $1,016 million (or $13.02 per share) at September 30, 2010, as compared to $972 million (or $12.50 per share) at December 31, 2009. The following table provides a summary of changes to GAAP book value for the three and nine months ended September 30, 2010.

Table 4 Changes in GAAP Book Value

(In Millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$991	$972
Issuance of new equity capital, net	2	13
Unrealized gains (losses) on securities and derivatives, net	23	(4)
Distributions to shareholders	(20)	(60)
Net income attributable to Redwood Trust, Inc.	20	95
Balance at End of Period	$1,016	$1,016

Components of GAAP and Economic Book Value

The following supplemental non-GAAP components of book value illustrate our assets and liabilities at September 30, 2010, as estimated under GAAP and as estimated using fair values for our investments and long-term debt. We show our investments in the Fund and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. Accordingly, we determine the estimated economic value of these investments directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. We also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP to determine our estimated economic book value.

Table 5 GAAP and Economic Book Value at September 30, 2010

(In Millions, Except per Share Data)	GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$189	$		$189
Real estate loans	64			64
Real estate securities at Redwood
Residential	788			788
Commercial	8			8
CDO	1			1
Total real estate securities at Redwood	797			797
Investments in the Fund	14			14
Investments in Sequoia	97		(19)	78
Investments in Acacia	4		(3)	1
Other assets	59			59
Total investments	1,224			1,202
Long-term debt	(140)		77	(63)
Other liabilities	(68)			(68)
Stockholders’ Equity	$1,016			$1,071
Book Value Per Share	$13.02			$13.73

During the third quarter of 2010, our estimate of non-GAAP economic value increased by $0.36 per share to $13.73 per share. The net increase resulted from $0.69 per share net cash flows and net positive market valuation adjustments on our securities and investments plus $0.01 per share from equity issuance related to dividend reinvestment, less $0.01 per share from valuation changes related to our long-term debt, $0.08 per share of cash operating and interest expense, and $0.25 per share of dividends paid to shareholders.

Factors Affecting Management’s Estimate of Economic Book Value

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

Capital Resources and Liquidity

Throughout the third quarter of 2010, we maintained our strong balance sheet and liquidity. We had no short-term debt at September 30, 2010 and our total capital was $1.1 billion, including $1.0 billion in shareholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and to fund our operations and working capital needs. Under our risk-adjusted capital guidelines, we estimate that our investment capacity is $222 million at September 30, 2010, down slightly from $240 million at June 30, 2010.

Over the past several years we generally allocated capital equal to 100% of the fair value of all our investments through our risk-adjusted capital policy. Now with more stability in the funding markets and greater ability to access financing through a variety of counterparties, we may consider allocating less than 100% capital to some of the more liquid assets in our portfolio. We believe we have sufficient capital to fund our investment growth opportunities for the foreseeable future and do not anticipate raising additional equity capital in the near future.

We manage our capital through our risk-adjusted capital policy which has served us well over the past few years of market turmoil. We have successfully managed through two tumultuous periods (1998 and 2008) and we remain thoughtful about managing funding risk as we re-enter the short-term recourse market.

Cash and Cash Equivalents

At September 30, 2010, we had $189 million in cash and cash equivalents. During the third quarter of 2010, we used some of our excess cash to fund the acquisition of residential loans we are accumulating to securitize, which was a key reason our cash balance declined by $100 million from the beginning of the quarter. At November 1, 2010, we had $79 million in cash and cash equivalents. Most of our cash and cash equivalents was invested in U.S. Treasury Bills.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three and nine months ended September 30, 2010. This table illustrates our cash balances at December 31, 2009, June 30, 2010 and September 30, 2010 (all GAAP amounts), and the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 6 Sources and Uses of Cash(1)

(In Millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning Cash Balance	$288	$243
Sources of Cash(2)
Securities at Redwood – Principal and Interest
Residential senior	36	118
Residential Re-REMIC	2	7
Residential subordinate	9	25
Commercial and CDO	2	4
Securities at Redwood – Sales	—	240
Investments in Consolidated Entities	11	36
Total Sources of Cash	$60	$430
Uses of Cash
Acquisitions of loans	(62)	(62)
Acquisitions of securities(3)	(48)	(259)
Investment in 2010 Sequoia	—	(28)
Cash operating expenses	(9)	(34)
Interest expense on long-term debt	(2)	(4)
Derivative margin posted	(17)	(37)
Dividends	(20)	(60)
Changes in working capital	(1)	—
Total Uses of Cash	(159)	(484)
Net (Uses) Sources of Cash	(99)	(54)
Ending Cash Balance	$189	$189

(1)	This table excludes the gross cash flow generated by our investments in the Fund, Sequoia, and Acacia entities (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(2)	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments is not necessarily reflective of the long-term economic yield we will earn on the investments in a given period; and, (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period.
(3)	Total acquisitions in the third quarter of 2010 were $50 million, $3 million of which are not reflected in this table because they did not settle until early October. Also, $1 million of acquisitions made in the second quarter that did not settle until early July are reflected in this table.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at September 30, 2010. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 7 Securities at Redwood by Vintage and as a Percentage of Total Securities

September 30, 2010 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$14	$226	$76	$316	40%
Non-prime	117	228	9	354	44%
Total Senior	131	454	85	670	84%
Re-REMIC prime	5	11	59	75	9%
Subordinate
Prime	26	5	2	33	4%
Non-prime	10	—	—	10	2%
Total Subordinate	36	5	2	43	6%
Total Residential	172	470	146	788	99%
Commercial	7	1	—	8	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$179	$472	$146	$797	100%

During the third quarter of 2010, our securities portfolio increased from $734 million to $797 million, primarily as a result of purchases of $50 million. In addition, the value of the securities still held at September 30, 2010, increased by $34 million during the period.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At September 30, 2010, we had net unrealized gains of $61 million recorded to cumulative other comprehensive income (loss), a component of stockholders’ equity, a $4 million decrease from the net unrealized gains of $65 million at December 31, 2009. The following table presents the activity of unrealized gains and losses on securities and derivatives.

Table 8 Cumulative Other Comprehensive Income (Loss)

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2009	$73	$42	$(25)	$1	$(3)	$(23)	$65
OTTI recognized in OCI	—	—	(8)	—	—	—	(8)
Net unrealized gain (loss) on real estate securities	5	—	21	—	(1)	—	25
Net unrealized loss on interest rate agreements	—	—	—	—	—	(31)	(31)
Reclassification:
Other-than-temporary impairment to net income	1	—	8	—	—	—	9
Unrealized loss to noncontrolling interest	(2)	—	—	—	—	—	(2)
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	3	3
Cumulative Income (Loss) Recognized in Stockholders’ Equity at September 30, 2010	$77	$42	$(4)	$1	$(4)	$(51)	$61

During the first nine months of 2010, $9 million of net unrealized losses were reclassified to earnings upon recognition of OTTI, $8 million of OTTI were recognized in unrealized losses, and $25 million of fair value increases in securities were recognized in net unrealized gains. A portion of these fair value changes ($2 million for the first nine months of 2010) was attributable to available-for-sale (AFS) securities owned by the Fund and reclassified to noncontrolling interest.

At September 30, 2010, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $51 million, a $28 million increase from the net unrealized loss of $23 million at December 31, 2009. Through the first nine months of 2010, $3 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $31 million of valuation declines associated with derivatives currently accounted for cash flow hedges were recognized in other comprehensive income (loss).

Investments in the Fund and Securitization Entities

The GAAP reported value of our investments in the Fund, Sequoia entities, and Acacia entities totaled $115 million, or 11% of our equity at September 30, 2010.

The fair value (which equals GAAP carrying value) of our investment in the Fund was $14 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The GAAP carrying value of our investments in Sequoia entities was $97 million and the fair value was $78 million. The $78 million of fair value consists of $44 million of interest-only securities (IOs) and $34 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities. For GAAP, we account for the assets and liabilities at historical cost and the net $97 million carrying value represents the difference between the carrying costs of the assets ($3.7 billion at September 30, 2010) and liabilities ($3.6 billion at September 30, 2010) owned by the Sequoia entities

The GAAP carrying value and fair value of our investments in Acacia entities was $4 million and $1 million, respectively, at both September 30, 2010 and December 31, 2009. The fair value primarily reflects the value of future management fees we expect to receive from Acacia entities. The equity interests and securities we own in the Acacia entities have minimal value.

Results of Operations and Financial Condition

The tables below present the results of Redwood (Parent), our 2010 Sequoia securitization, and other consolidated entities and supplement our consolidated GAAP results for the three and nine months ended September 30, 2010 and 2009. Other consolidated entities include the Fund, Sequoia entities issued prior to 2010, and Acacia entities that have been consolidated for financial reporting purposes.

Table 9 Consolidating Income Statements

	Three Months Ended September 30, 2010
(In Thousands)	Redwood (Parent)	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$26,445	$2,315	$30,255	$—	$59,015
Interest expense	(2,621)	(1,760)	(19,314)	—	(23,695)
Net interest income	23,824	555	10,941	—	35,320
Provision for loan losses	—	(9)	(2,427)	—	(2,436)
Market valuation adjustments, net	114	—	(1,687)	—	(1,573)
Net interest income after provision and market valuation adjustments	23,938	546	6,827	—	31,311
Operating expenses	(12,207)	—	(38)	—	(12,245)
Realized gains on sales and calls, net	1,505	—	61	—	1,566
Income from 2010 Sequoia	546	—	—	(546)	—
Income from Other Consolidated Entities	6,318	—	—	(6,318)	—
Noncontrolling interest	—	—	(532)	—	(532)
Net income before provision for taxes	20,100	546	6,318	(6,864)	20,100
Provision for income taxes	(202)	—	—	—	(202)
Net Income	$19,898	$546	$6,318	$(6,864)	$19,898

	Three Months Ended September 30, 2009
(In Thousands)	Redwood (Parent)	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$29,992	$—	$40,390	$—	$70,382
Interest expense	(1,307)	—	(23,530)	—	(24,837)
Net interest income	28,685	—	16,860	—	45,545
Provision for loan losses	—	—	(9,998)	—	(9,998)
Market valuation adjustments, net	(8,415)	—	(2,643)	—	(11,058)
Net interest income after provision and market valuation adjustments	20,270	—	4,219	—	24,489
Operating expenses	(13,963)	—	(843)	—	(14,806)
Realized gains on sales and calls, net	17,561	—	—	—	17,561
Income from Other Consolidated Entities	3,013	—	—	(3,013)	—
Noncontrolling interest	—	—	(363)	—	(363)
Net income (loss) before provision for taxes	26,881	—	3,013	(3,013)	26,881
Benefit from income taxes	247	—	—	—	247
Net Income	$27,128	$—	$3,013	$(3,013)	$27,128

	Nine Months Ended September 30, 2010
(In Thousands)	Redwood (Parent)	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$79,292	$3,905	$91,104	$—	$174,301
Interest expense	(5,913)	(3,147)	(53,980)	—	(63,040)
Net interest income	73,379	758	37,124	—	111,261
Provision for loan losses	—	(21)	(16,212)	—	(16,233)
Market valuation adjustments, net	(6,543)	—	(13,392)	—	(19,935)
Net interest income after provision and market valuation adjustments	66,836	737	7,520	—	75,093
Operating expenses	(40,272)	—	(506)	—	(40,778)
Realized gains on sales and calls, net	55,543	—	6,442	—	61,985
Income from 2010 Sequoia	737	—	—	(737)	—
Income from Other Consolidated Entities	12,753	—	—	(12,753)	—
Noncontrolling interest	—	—	(703)	—	(703)
Net income (loss) before provision for taxes	95,597	737	12,753	(13,490)	95,597
Provision for income taxes	(254)	—	—	—	(254)
Net Income	$95,343	$737	$12,753	$(13,490)	$95,343

	Nine Months Ended September 30, 2009
(In Thousands)	Redwood (Parent)	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$72,489	$—	$153,592	$—	$226,081
Interest expense	(4,618)	—	(106,813)	—	(111,431)
Net interest income	67,871	—	46,779	—	114,650
Provision for loan losses	—	—	(40,576)	—	(40,576)
Market valuation adjustments, net	(66,296)	—	(17,141)	—	(83,437)
Net interest (loss) income after provision and market valuation adjustments	1,575	—	(10,938)	—	(9,363)
Operating expenses	(33,254)	—	(2,908)	—	(36,162)
Realized gains on sales and calls, net	24,759	—	18,789	—	43,548
Income from Other Consolidated Entities	5,169	—	—	(5,169)	—
Noncontrolling interest	—	—	226	—	226
Net (loss) income before provision for taxes	(1,751)	—	5,169	(5,169)	(1,751)
Benefit from income taxes	656	—	—	—	656
Net (Loss) Income	$(1,095)	$—	$5,169	$(5,169)	$(1,095)

The majority of the assets shown on our consolidated balance sheets are owned by our consolidated securitization and fund entities. These consolidated entities represent 79% of our consolidated assets and 95% of our consolidated liabilities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that our liabilities are not liabilities of the consolidated securitization and fund entities and the ABS issued by the securitization entities are not obligations of ours.

The following table presents the components of our non-GAAP consolidating balance sheet at September 30, 2010.

Table 10 Consolidating Balance Sheet

September 30, 2010 (In Thousands)	Redwood (Parent)	2010 Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$63,728	$192,523	$3,495,477	$—	$3,751,728
Real estate securities, at fair value:
Trading securities	22,826	—	286,712	—	309,538
Available-for-sale securities	774,402	—	23,781	—	798,183
Other investments	—	—	133	—	133
Cash and cash equivalents	189,263	—	—	—	189,263
Investment in the 2010 Sequoia	25,770	—	—	(25,770)	—
Investment in Other Consolidated Entities	88,850	—	—	(88,850)	—
Total earning assets	1,164,839	192,523	3,806,103	(114,620)	5,048,845
Other assets	59,361	2,271	51,671	—	113,303
Total Assets	$1,224,200	$194,794	$3,857,774	$(114,620)	$5,162,148
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	68,528	793	94,411	—	163,732
Asset-backed securities issued	—	168,231	3,663,394	—	3,831,625
Long-term debt	140,000	—	—	—	140,000
Total liabilities	208,528	169,024	3,757,805	—	4,135,357
Stockholders’ equity	1,015,672	25,770	88,850	(114,620)	1,015,672
Noncontrolling interest	—	—	11,119	—	11,119
Total equity	1,015,672	25,770	99,969	(114,620)	1,026,791
Total Liabilities and Equity	$1,224,200	$194,794	$3,857,774	$(114,620)	$5,162,148

Results of Operations and Financial Condition — Redwood (Parent)

The following tables present the net interest income after market valuation adjustments (MVA) at Redwood for the three and nine months ended September 30, 2010 and 2009.

Table 11 Net Interest Income after MVA at Redwood (Parent)

	Three Months Ended September 30,
	2010			2009
(Dollars in Thousands)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)
Interest Income
Real estate loans	$16,705	7.93%	$331	$2,561	7.18%	$46
Trading securities	20,540	45.78%	2,351	3,906	126.06%	1,231
Available-for-sale securities	652,438	14.52%	23,673	677,814	16.91%	28,658
Cash and cash equivalents	241,278	0.15%	89	208,899	0.11%	57
Total Interest Income	930,961	11.36%	26,444	893,180	13.43%	29,992
Interest Expense
Short-term debt	—	—	(2)	—	—	—
Long-term debt(1)	138,620	(3.45)%	(1,197)	139,190	(3.76)%	(1,307)
Interest rate agreements(1)	138,620	(4.10)%	(1,421)	—	—	—
Total Interest Expense	138,620	(7.56)%	(2,620)	139,190	(3.76)%	(1,307)
Net Interest Income			23,824			28,685
Market valuation adjustments, net			114			(8,415)
Net Interest Income After MVA at Redwood			$23,938			$20,270

(1)	All interest rate agreements expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 7.56%.

	Nine Months Ended September 30,
	2010			2009
(Dollars in Thousands)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)
Interest Income
Real estate loans	$7,320	7.40%	$406	$2,696	7.86%	$159
Trading securities	19,592	53.53%	7,866	4,588	147.52%	5,076
Available-for-sale securities	659,603	14.32%	70,825	456,851	19.57%	67,065
Cash and cash equivalents	249,745	0.10%	194	247,123	0.10%	189
Total Interest Income	936,260	11.29%	79,291	711,258	13.59%	72,489
Interest Expense
Short-term debt	2,640	(1.92)%	(38)	—	—	—
Long-term debt(1)	138,384	(3.34)%	(3,467)	144,585	(4.26)%	(4,618)
Interest rate agreements(1)	138,384	(2.32)%	(2,408)	—	—	—
Total Interest Expense	141,024	(5.59)%	(5,913)	144,585	(4.26)%	(4,618)
Net Interest Income			73,378			67,871
Market valuation adjustments, net			(6,543)			(66,296)
Net Interest Income After MVA at Redwood			$66,835			$1,575

(1)	All interest rate agreements expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 5.66%.

Analysis of Interest Income

Interest income at Redwood was $26 million for the three months ended September 30, 2010, as compared to $30 million for the three months ended September 30, 2009, a decrease of $4 million. This decrease was primarily due to the decrease in balance of our AFS portfolio coupled with decreases in interest yields. Interest income at Redwood was $79 million for the nine months ended September 30, 2010, as compared to $72 million for the nine months ended September 30, 2009, an increase of $7 million. Increases in balances were partially offset by lower interest rates and yields.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2010 and 2009.

Table 12 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended September 30, 2010					Yield as a Result of(1)
(Dollars in Thousands)	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$567,483	$6,583	$9,617	$16,200	4.64%	6.78%	11.42%
Re-REMIC	33,250	1,794	(336)	1,458	21.59%	(4.04)%	17.55%
Subordinate	44,431	3,002	871	3,873	27.02%	7.84%	34.86%
Total Residential	645,164	11,379	10,152	21,531	7.05%	6.29%	13.34%
Commercial	7,274	2,137	(2)	2,135	117.50%	(0.10)%	117.40%
CDO	—	34	(26)	8	N/A	N/A	N/A
Total AFS Securities	$652,438	$13,550	$10,124	$23,674	8.31%	6.21%	14.52%

Three Months Ended September 30, 2009					Yield as a Result of(1)
(Dollars in Thousands)	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$534,273	$8,761	$10,044	$18,805	6.56%	7.52%	14.08%
Re-REMIC	69,980	4,032	(922)	3,110	23.05%	(5.27)%	17.78%
Subordinate	60,057	4,783	(256)	4,527	31.86%	(1.71)%	30.15%
Total Residential	664,310	17,576	8,866	26,442	10.58%	5.34%	15.92%
Commercial	13,504	3,041	(849)	2,192	90.08%	(25.15)%	64.93%
CDO	—	24	—	24	N/A	N/A	N/A
Total AFS Securities	$677,814	$20,641	$8,017	$28,658	12.18%	4.73%	16.91%

Nine Months Ended September 30, 2010					Yield as a Result of(1)
(Dollars in Thousands)	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$569,338	$21,598	$30,141	$51,739	5.06%	7.06%	12.12%
Re-REMIC	37,783	6,237	(1,471)	4,766	22.01%	(5.19)%	16.82%
Subordinate	45,030	9,658	1,013	10,671	28.60%	3.00%	31.60%
Total Residential	652,151	37,493	29,683	67,176	7.67%	6.07%	13.74%
Commercial	7,452	3,838	(290)	3,548	68.67%	(5.20)%	63.47%
CDO	—	179	(77)	102	N/A	N/A	N/A
Total AFS Securities	$659,603	$41,510	$29,316	$70,826	8.39%	5.93%	14.32%

Nine Months Ended September 30, 2009					Yield as a Result of(1)
(Dollars in Thousands)	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$344,869	$17,322	$19,641	$36,963	6.70%	7.59%	14.29%
Re-REMIC	32,389	4,592	(910)	3,682	18.90%	(3.75)%	15.15%
Subordinate	51,401	20,743	1,233	21,976	53.81%	3.20%	57.01%
Total Residential	428,659	42,657	19,964	62,621	13.27%	6.21%	19.48%
Commercial	28,177	10,977	(6,687)	4,290	51.94%	(31.64)%	20.30%
CDO	15	154	—	154	N/A	N/A	N/A
Total AFS Securities	$456,851	$53,788	$13,277	$67,065	15.70%	3.87%	19.57%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Analysis of Interest Expense

Interest expense at Redwood was $3 million for the three months ended September 30, 2010, as compared to $1 million for the three months ended September 30, 2009, an increase of $2 million. This increase was primarily a result of interest expense recognized on cash flow hedges entered into during the first quarter of 2010 to hedge interest rate exposure on our long-term debt, partially offset by lower average debt balances as a result of the extinguishment of $10 million of long-term debt during 2009. Interest expense at Redwood was $6 million for the nine months ended September 30, 2010, as compared to $5 million for the nine months ended September 30, 2009, an increase of $1 million.

Earning Assets at Redwood (Parent)

Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

During the third quarter of 2010 Redwood began acquiring newly originated prime quality jumbo loans through our Sequoia conduit program. The following table details outstanding balances for these loans by product type as of September 30, 2010.

Table 13 Residential Real Estate Loan Characteristics at Redwood (Parent)

September 30, 2010 (Dollars in Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$35,235	5.03%
Hybrid	26,861	4.70%
Total Outstanding Principal	$62,096	4.89%

Securities at Redwood (Parent)

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

The following tables provide real estate securities activity at Redwood for the three and nine months ended September 30, 2010.

Table 14 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended September 30, 2010

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$630,099	$69,070	$26,436	$7,610	$1,132	$734,347
Acquisitions	42,731	—	7,088	—	—	49,819
Sales	—	—	—	—	—	—
Gains on sales, net	—	—	—	—	—	—
Gains on calls, net	—	—	1,494	—	—	1,494
Effect of principal payments	(21,843)	—	(931)	—	—	(22,774)
Change in fair value, net	19,053	5,821	9,338	302	(172)	34,342
Ending Fair Value	$670,040	$74,891	$43,425	$7,912	$960	$797,228

Nine Months Ended September 30, 2010

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$644,160	$105,951	$20,805	$9,200	$1,247	$781,363
Acquisitions	234,335	—	18,677	—	—	253,012
Sales	(184,597)	(55,485)	—	—	—	(240,082)
Gains on sales, net	28,453	25,593	—	—	—	54,046
Gains on calls, net	—	—	1,494	—	—	1,494
Effect of principal payments	(68,951)	—	(2,283)	—	—	(71,234)
Change in fair value, net	16,640	(1,168)	4,732	(1,288)	(287)	18,629
Ending Fair Value	$670,040	$74,891	$43,425	$7,912	$960	$797,228

The following tables present the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at September 30, 2010 and December 31, 2009.

Table 15 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood (Parent)

September 30, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	84%	$226	86%	$76	87%	$316	86%
Non-prime	117	84%	228	81%	9	79%	354	82%
Total	131	84%	454	83%	85	86%	670	84%
Residential Re-REMIC	5	56%	11	57%	59	53%	75	54%
Residential Subordinate
Prime	26	16%	5	10%	2	3%	33	12%
Non-prime	10	25%	—	—	—	—	10	25%
Total	36	19%	5	10%	2	3%	43	14%
Commercial	7	17%	1	1%	—	—	8	7%
CDO	—	—	1	5%	—	—	1	5%
Total Securities at Redwood	$179		$472		$146		$797

December 31, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$14	81%	$248	81%	$67	76%	$329	80%
Non-prime	118	81%	183	72%	14	43%	315	73%
Total	132	81%	431	77%	81	67%	644	76%
Residential Re-REMIC	4	41%	13	41%	89	42%	106	41%
Residential Subordinate
Prime	15	8%	3	5%	2	2%	20	6%
Non-prime	—	—	1	11%	—	—	1	11%
Total	15	8%	4	5%	2	2%	21	5%
Commercial	7	16%	2	1%	—	—	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$158		$451		$172		$781

Residential Securities at Redwood (Parent)

The following tables present the components of carrying value at September 30, 2010 and December 31, 2009, for our residential securities.

Table 16 Carrying Value of Residential Securities at Redwood (Parent)

	Residential
September 30, 2010 (In Thousands)	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$799,333	$139,426	$305,632
Credit reserve	(27,015)	(40,656)	(229,319)
Net unamortized discount	(200,686)	(65,691)	(30,767)
Amortized cost	571,632	33,079	45,546
Gross unrealized gains	78,973	41,812	7,232
Gross unrealized losses	(1,842)	—	(9,942)
Carrying value of AFS securities	648,763	74,891	42,836
Carrying value of trading securities	21,277	—	589
Total Carrying Value of Residential Securities	$670,040	$74,891	$43,425

	Residential
December 31, 2009 (In Thousands)	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$836,430	$255,975	$419,810
Credit reserve	(23,366)	(81,726)	(353,619)
Net unamortized discount	(250,795)	(109,807)	(21,829)
Amortized cost	562,269	64,442	44,362
Gross unrealized gains	86,972	41,560	1,815
Gross unrealized losses	(11,164)	(51)	(25,909)
Carrying value of AFS securities	638,077	105,951	20,268
Carrying value of trading securities	6,083	—	537
Total Carrying Value of Residential Securities	$644,160	$105,951	$20,805

At September 30, 2010, the securities we held consisted of fixed-rate assets (39%), adjustable-rate assets that reset within the next year (42%), hybrid assets that reset between 12 and 36 months (5%), and hybrid assets that reset after 36 months (14%).

The fair value of our senior AFS securities was equal to 81% of the face value of the portfolio, while our amortized cost was equal to 72% of the face value at September 30, 2010. We also own senior securities that are accounted for as trading securities, are carried at their fair value of $21 million, and do not have GAAP credit reserves or purchase discounts.

The loans underlying all of our residential senior securities totaled $23 billion at September 30, 2010, consisting of $12 billion prime and $11 billion non-prime. These loans are located nationwide with a large concentration in California (41%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2010 were 11.46% of current balances. Serious delinquencies were 8.95% of current balances for loans in prime pools and 14.40% of current balances for loans in non-prime pools.

The fair value of our re-REMIC securities was equal to 54% of the face value of the portfolio, while our amortized cost was equal to 24% of the face value at September 30, 2010. Our existing portfolio of re-REMIC securities consists of prime residential senior securities that were pooled and re-securitized in 2009 to create two-tranche structures; we own support securities within those structures. There were no credit losses in our re-REMIC portfolio in the third quarter of 2010. We anticipate losses, which were included in our acquisition assumptions, and have allocated $41 million of the purchase discount to credit reserves of the $139 million face value.

The loans underlying all of our residential re-REMIC securities totaled $6 billion at September 30, 2010, and are all prime. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2010 were 8.91% of current balances.

The fair value of our subordinate securities was equal to 14% of the face value, while our amortized cost was equal to 15% of the face value of the portfolio at September 30, 2010. Credit losses totaled $28 million in our residential subordinate portfolio in the third quarter of 2010, compared to $57 million of losses in the second quarter of 2010. We expect future losses will extinguish the majority of these securities as reflected by the $229 million of credit reserves we have provided for on the $306 million face value of those securities.

The loans underlying all of our residential subordinate securities totaled $46 billion at September 30, 2010, consisting of $41 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2010 were 8.07% of current balances. Serious delinquencies were 6.07% of current balances for loans in prime pools and 26.02% of current balances for loans in non-prime pools.

Commercial Securities at Redwood (Parent)

We invest in commercial securities, a type of mortgage-backed security that is secured by one or more loans on commercial properties. We have not acquired any commercial securities in two years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

As of September 30, 2010, all of our existing commercial investments at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $8 million and $9 million at September 30, 2010 and December 31, 2009, respectively. These securities provided credit enhancement on $23 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $1.1 billion at September 30, 2010, an increase of $429 million from December 31, 2009. Our credit reserve of $97 million on current face of $109 million at September 30, 2010, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities, as credit losses in excess of our investments in each securitization will be borne by other investors senior to us. Therefore a significant portion of our cash flow on these securities will come from coupon interest. Realized credit losses on our commercial securities were $31 million during the third quarter of 2010 and were charged against our designated credit reserve.

Results of Operations and Financial Condition — 2010 Sequoia Entity

During the second quarter of 2010, we acquired and transferred $238 million of prime, first-lien, residential mortgage loans originated in 2009 into a Sequoia securitization entity that we sponsor and consolidate for financial reporting purposes. The weighted average FICO score for loans outstanding at origination was 768 and the weighted average original loan-to-value ratio (LTV) was 57%. During the third quarter of 2010, there were $34 million in principal repayments on these loans. At September 30, 2010, the current outstanding principal value of these loans $193 million.

The following table presents the net interest income at our 2010 Sequoia securitization entity for the three and nine months ended September 30, 2010.

Table 17 Net Interest Income at 2010 Sequoia Securitization Entity

(Dollars in Thousands)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)
Interest Income
Residential real estate loans	$204,504	4.53%	$2,315	$122,751	4.24%	$3,905
Interest Expense
ABS issued	184,615	(3.81)%	(1,760)	110,282	(3.81)%	(3,148)
Net Interest Income			555			757
Provision for loan losses			(9)			(21)
Net Interest Income After Provision			$546			$736

Net interest income at our 2010 Sequoia securitization was $546 thousand for the three months ended September 30, 2010. Our loan loss provision for the same period was $9 thousand.

Results of Operations and Financial Condition — Other Consolidated Entities

Results of Operations — Other Consolidated Entities

The following tables present the net interest income at our other consolidated entities for the three and nine months ended September 30, 2010 and 2009.

Table 18 Net Interest Income at Other Consolidated Entities

	Three Months Ended September 30,
	2010			2009
(Dollars in Thousands)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)
Interest Income
Residential real estate loans	$3,505,497	1.70%	$14,929	$3,864,796	1.99%	$19,222
Commercial real estate loans	19,460	5.41%	263	7,225	17.00%	307
Trading securities	270,386	20.42%	13,803	249,784	30.20%	18,856
Available-for-sale securities	34,334	13.78%	1,183	46,262	16.96%	1,962
Other investments	2,622	0.31%	2	41,607	0.24%	25
Cash and cash equivalents	23,434	0.07%	4	70,005	0.10%	18
Total Interest Income	3,855,733	3.13%	30,184	4,279,679	3.78%	40,390
Interest Expense
ABS issued – Sequoia	3,439,201	(1.08)%	(9,261)	3,765,292	(1.33)%	(12,475)
ABS issued – Acacia	254,244	(13.97)%	(8,877)	283,996	(14.55)%	(10,333)
Interest rate agreements – Sequoia	3,439,201	(0.00)%	(33)	3,765,292	(0.00)%	(22)
Interest rate agreements – Acacia	254,244	(1.69)%	(1,072)	283,996	(1.55)%	(1,102)
Total Interest Expense	3,693,445	(2.08)%	(19,243)	4,049,288	(2.36)%	(23,932)
Net Interest Income			$10,941			$16,458

	Nine Months Ended September 30,
	2010			2009
(Dollars in Thousands)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)
Interest Income
Residential real estate loans	$3,586,830	1.62%	43,512	$4,243,479	2.61%	83,023
Commercial real estate loans	16,954	6.46%	821	9,110	14.27%	975
Trading securities	267,445	21.07%	42,258	274,213	30.47%	62,670
Available-for-sale securities	37,303	14.54%	4,067	59,128	14.94%	6,625
Other investments	9,698	0.19%	14	57,761	0.36%	155
Cash and cash equivalents	55,358	0.02%	10	57,699	0.34%	145
Total Interest Income	3,973,588	3.04%	90,682	4,701,390	4.36%	153,593
Interest Expense
ABS issued – Sequoia	3,515,198	(1.04)%	(27,429)	4,144,674	(1.95)%	(60,466)
ABS issued – Acacia	270,276	(11.55)%	(23,404)	298,377	(19.92)%	(44,577)
Interest rate agreements – Sequoia	3,515,198	0.00%	44	4,144,674	(0.00)%	(65)
Interest rate agreements – Acacia	270,276	(1.37)%	(2,770)	298,377	(1.46)%	(3,269)
Total Interest Expense	3,785,474	(1.89)%	(53,559)	4,443,051	(3.25)%	(108,377)
Net Interest Income			$37,123			$45,216

Interest income at our other consolidated entities was $30 million for the three months ended September 30, 2010, as compared to $40 million for the three months ended September 30, 2009, a decline of $10 million. Interest income at our consolidated entities was $91 million for the nine months ended September 30, 2010, as compared to $154 million for the nine months ended September 30, 2009, a decline of $63 million. Interest income declined primarily due to lower benchmark LIBOR interest rates on loans and securities along with lower average balances at our consolidated entities. Average balances of loans at consolidated Sequoia entities decreased due to principal repayments on loans and securities with no offsetting acquisition activity. The average prepayment rate for loans at consolidated Sequoia entities was 8% during the third quarter of 2010 as compared to 11% in the third quarter of 2009. Average balances of loans at consolidated Sequoia entities also decreased due to the deconsolidation of certain Sequoia entities during the past twelve months.

Interest expense at our consolidated entities was $19 million and $54 million for the three and nine months ended September 30, 2010, respectively, as compared to $24 million and $108 million for the three and nine months ended September 30, 2009, respectively. Interest expense declined primarily due to lower average balances of ABS issued at our securitization entities along with lower benchmark LIBOR interest rates on obligations of consolidated securitization entities.

Real Estate Loans at Sequoia Entities Issued Prior to 2010

The following tables provide details of residential real estate loans activity at the Sequoia securitization entities during the three and nine months ended September 30, 2010.

Table 19 Residential Real Estate Loans at Sequoia Entities Issued Prior to 2010 — Activity

(In Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$3,561,725	$3,724,546
Principal repayments	(77,449)	(215,711)
Charge-offs, net	4,823	11,361
Transfers to REO	(9,417)	(22,612)
Premium amortization	(1,227)	(5,345)
Provision for credit losses	(2,427)	(16,211)
Balance at End of Period	$3,476,028	$3,476,028

Loan Characteristics

The following table highlights unpaid principal balances for these consolidated Sequoia loans by product type. First lien prime quality ARM loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $148 million of hybrid loans held at Sequoia securitization entities at September 30, 2010, $69 million (or 47%) had reset as of September 30, 2010, and are now ARM loans.

Table 20 Held-for-Investment Real Estate Loan Characteristics at Sequoia Entities Issued Prior to 2010

September 30, 2010 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien Prime
ARM	$3,302,232	94.61%
Hybrid (Years to Reset)
Reset	68,916	1.97%
0 – 4	62,666	1.80%
5 – 8	16,031	0.46%
Second Lien
ARM	40,655	1.16%
Total Outstanding Principal	$3,490,500	100.00%

As of September 30, 2010, $3.22 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 733 and the weighted average original loan-to-value ratio (LTV) was 66%.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Residential Loans as Sequoia Entities
Prepayment Speeds

Prepayment speeds on loans held at Sequoia entities issued prior to 2010 remain low as one- and six-month LIBOR rates have remained low relative to historical averages. As of September 30, 2010, LIBOR ARM loans at Sequoia had a weighted average coupon of 1.79% and hybrid loans had a weighted average coupon of 4.41%.

Allowance for Loan Losses at all Sequoia Entities

Each quarter we perform a process in accordance with GAAP to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 to the financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q. Our analysis is also discussed in Note 7 to the financial statements.

The allowance for loan losses was $59 million at September 30, 2010 as compared to $50 million at September 30, 2009.

The provision for loan losses was $2 million for the three months ended September 30, 2010, as compared to $10 million for the three months ended September 30, 2009. The decrease in the provision was primarily attributable to a gradual decline in our seriously delinquent loan population over the past two quarters. Charge-offs for the third quarter of 2010 exceeded the provision, resulting in a $2 million decrease in the allowance for the quarter. Net charge-offs of $5 million (or 0.13% of outstanding loan balances) during the third quarter of 2010 were generated by $15 million of defaulted loan principal, for an implied loss severity of 33%. Net charge-offs of $6 million (or 0.16% of outstanding loan balances) during the third quarter of 2009 were generated by $19 million of defaulted loan principal, for an implied loss severity of 32%. At September 30, 2010, there were four Sequoia entities we consolidate for which we have expensed aggregate loan loss provisions of $2 million in excess of our reported investment for GAAP purposes.

The provision for loan losses was $16 million for the nine months ended September 30, 2010, as compared to $41 million for the nine months ended September 30, 2009. The provision for loan losses exceeded net charge-offs for the nine months ended September 30, 2010 and 2009 resulting in an increase in the allowance for loan losses of $5 million and $14 million for the nine months ended September 30, 2010 and 2009, respectively. Net charge-offs of $11 million (or 0.31% of outstanding loan balances) for the nine months ended September 30, 2010, were generated by $36 million of defaulted loan principal, for an implied loss severity of 32%. Net charge-offs of $12 million (or 0.30% of outstanding loan balances) for the nine months ended September 30, 2009 were generated by $41 million of defaulted loan principal, for an implied loss severity of 28%.

Credit deterioration in the loan portfolio has been most notable in certain states and more recent loan vintages. Loans originated in California, Florida, Georgia, and Arizona accounted for a disproportionately large share (55%) of seriously delinquent loans held by consolidated Sequoia entities at September 30, 2010.

Real Estate Securities at Other Consolidated Entities

The following tables provide information on the activity at the other consolidated entities for the three and nine months ended September 30, 2010.

Table 21 Securities at Other Consolidated Entities — Activity

Three Months Ended September 30, 2010

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$120,936	$97,366	$48,979	$15,329	$282,610
Sales	(963)	—	—	—	(963)
Gains on sales, net	22	—	—	—	22
Effect of principal payments	(2,116)	(3,121)	(74)	(555)	(5,866)
Change in fair value, net	17,776	19,857	(3,743)	800	34,690
Ending Fair Value	$135,655	$114,102	$45,162	$15,574	$310,493

Nine Months Ended September 30, 2010

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$131,958	$102,293	$54,206	$17,925	$306,382
Sales	(14,045)	(484)	—	—	(14,529)
Gains on sales, net	(840)	6	—	—	(834)
Effect of principal payments	(6,592)	(9,578)	(1,313)	(2,356)	(19,839)
Change in fair value, net	25,174	21,865	(7,731)	5	39,313
Ending Fair Value	$135,655	$114,102	$45,162	$15,574	$310,493

The fair value of securities held at the Fund was $24 million at September 30, 2010, which includes $10 million of unrealized losses. We recognized less than $1 million of other-than-temporary impairments on these securities in the third quarter of 2010. In addition to the $287 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $23 million of ABS issued by Sequoia securitization entities, less than $1 million in non-real estate securities, and $19 million in commercial loans at September 30, 2010.

Derivative Financial Instruments at Acacia Securitization Entities

At September 30, 2010, consolidated Acacia securitization entities were party to interest rate agreements with an aggregate notional value of $1.4 billion and an aggregate fair value of net negative $83 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

At September 30, 2010, one Acacia entity held a credit default swap (CDS) with a less than $1 million notional balance and a fair value of less than negative $1 million. At December 31, 2009, one Acacia entity held CDS with a notional balance of $20 million and a fair value of negative $20 million. During the three and nine months ended September 30, 2010, the reference securities underlying these CDS experienced principal losses resulting in a $3 million and $20 million obligation, respectively. The increase in fair value, net of principal losses, on CDS is recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

Market Valuation Adjustments at Other Consolidated Entities

We apply the fair value option provided under GAAP for the assets (loans, securities, and unamortized deferred ABS issuance costs) and liabilities (ABS issued) of our consolidated Acacia securitization entities. This option requires that changes in the fair value of these assets, liabilities, and commitments be recorded in the consolidated statements of income (loss) each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading derivatives with all changes in the fair value of these assets and liabilities recorded through our consolidated statements of income (loss). There were a net negative $1 million and negative $10 million of market valuation adjustments on these assets and liabilities recognized through our consolidated statements of income (loss) for the three and nine months ended September 30, 2010, respectively. At the Fund, there was less than $1 million and $1 million of negative market valuation adjustments on AFS securities recognized through our consolidated statements of income (loss) for the three and nine months ended September 30, 2010, respectively, all of which were deemed to be OTTI related to credit factors. At consolidated Sequoia entities, there were $1 million and $2 million of negative market valuation adjustments on real estate owned (REO) properties recognized through our consolidated statements of income (loss) for the three and nine months ended September 30, 2010, respectively.

Liabilities, Obligations, and Commitments

Redwood’s Obligations

In 2006, we issued $100 million of long-term debt in the form of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2008 we repurchased $10 million principal amount of this subordinated debt in the open market at a cost of $3.4 million. We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

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

All Consolidated Entities’ Obligations

At September 30, 2010, there were $3.7 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.6 billion of ABS issued by Sequoia entities that were also reported at cost. To date, credit losses have not yet been incurred on any of the senior securities issued by Sequoia securitization entities, although some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with approximately $211 million of ABS issued to third parties. At September 30, 2010, there were $287 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $264 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by all of our consolidated entities for the three and nine months ended September 30, 2010.

Table 22 ABS Issued Activity — Securitization Entities

Three Months Ended September 30, 2010

(In Thousands)	2010 Sequoia	Pre-2010 Sequoia	Acacia	Total
Balance at beginning of period	$200,243	$3,481,379	$253,104	$3,934,726
Paydowns	(32,012)	(80,682)	(17,956)	(130,650)
Extinguishment of debt	—	(39)	—	(39)
Amortization	—	(1,005)	—	(1,005)
Valuation Adjustments	—	—	28,593	28,593
Balance at End of Period	$168,231	$3,399,653	$263,741	$3,831,625

Nine Months Ended September 30, 2010

(In Thousands)	2010 Sequoia	Pre-2010 Sequoia	Acacia	Total
Balance at beginning of period	$—	$3,644,933	$297,596	$3,942,529
New issuance	211,178	—	—	211,178
Paydowns	(42,947)	(226,218)	(61,699)	(330,864)
Extinguishment of debt	—	(15,912)	—	(15,912)
Amortization	—	(3,150)	—	(3,150)
Valuation Adjustments	—	—	27,844	27,844
Balance at End of Period	$168,231	$3,399,653	$263,741	$3,831,625

The following table presents our contractual obligations and commitments as of September 30, 2010, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 23 Contractual Obligations and Commitments as of September 30, 2010

(In Millions)	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	229	4	10	15	200
Accrued interest payable	1	1	—	—	—
Operating leases	11	2	4	2	3
Purchase commitments	51	51	—	—	—
Total Redwood Obligations and Commitments	$432	$58	$14	$17	$343
Obligations of Securitization Entities
Consolidated ABS(1)	$6,525	$—	$—	$—	$6,525
Anticipated interest payments on ABS(2)	3,010	60	187	303	2,460
Accrued interest payable	6	6	—	—	—
Total obligations of Securitization Entities	$9,541	$66	$187	$303	$8,985
Total Consolidated Obligations and Commitments	$9,973	$124	$201	$320	$9,328

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of September 30, 2010.

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

Changes in Premium Amortization for Loans

The unamortized premium for loans owned by Sequoia was $44 million at September 30, 2010. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $5 million in the first nine months of 2010, compared to $14 million in the first nine months of 2009.

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

Some of our derivatives are accounted for as trading instruments and their changes in market values flow through our consolidated statements of income (loss). The assets and liabilities we hedge may not be similarly accounted for as our hedging derivatives (e.g., they may be reported at cost, or only other-than-temporary impairments may be reported through our consolidated statements of income (loss)). This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our hedging strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their values may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Results of Operations — Estimated Taxable Income (Loss)

The following table summarizes our estimated taxable income (loss) and distributions to shareholders for the three and nine months ended September 30, 2010 and 2009. At both September 30, 2010 and 2009, we had no undistributed REIT taxable income.

Table 24 Estimated Taxable Income (Loss) and Distributions to Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except per Share Data)	2010	2009	2010	2009
Estimated Taxable Income (Loss)
REIT taxable income (loss)	$(8,763)	$(24,933)	$3,951	$(44,013)
Taxable REIT subsidiary income (loss)	191	1,550	(13,926)	(4,958)
Total Estimated Taxable Income (Loss)	$(8,572)	$(23,383)	$(9,975)	$(48,971)
Distributed to shareholders	$19,517	$19,419	$58,491	$53,888

Our estimated total taxable loss for the third quarter of 2010 was $9 million ($0.11 per share) and included $31 million in credit losses. This compared to an estimated total taxable loss for the third quarter of 2009 of $23 million ($0.30 per share), which included $67 million of credit losses. We continue to expect credit losses to be the primary factor in 2010 and result in a taxable loss for the year.

For the three months ended September 30, 2010, we paid a regular quarterly dividend of $0.25 per share. We currently expect that credit losses realized in 2010 will exceed our taxable income and, therefore, we anticipate that this year’s dividend distributions will be characterized as return of capital. Dividends characterized as return of capital are not taxable and reduce the basis of shares held at each quarterly distribution date. However, if fourth quarter credit losses are sufficiently delayed, then a portion of this year’s dividend distributions could be characterized as ordinary income. This portion, if any, will be based upon the amount of REIT taxable income we generate in 2010 prior to the application of any REIT tax loss carry-forwards from prior periods that may ultimately reduce our reported REIT taxable income in 2010 to zero.

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

The tables below reconcile our tax and GAAP income (loss) for the three and nine months ended September 30, 2010 and 2009.

Table 25 Differences between Estimated Taxable Income (Loss) and GAAP Net Income (Loss)

	Three Months Ended September 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$36,957	$59,015	$(22,058)
Interest expense	(2,921)	(23,695)	20,774
Net interest income	34,036	35,320	(1,284)
Provision for loan losses	—	(2,436)	2,436
Realized credit losses	(31,232)	—	(31,232)
Market valuation adjustments, net	—	(1,573)	1,573
Operating expenses	(11,376)	(12,245)	869
Realized gains, net	—	1,566	(1,566)
Provision for income taxes	—	(202)	202
Less: Net income attributable to noncontrolling interest	—	532	(532)
Net (Loss) Income	$(8,572)	$19,898	$(28,470)
Estimated (loss) income per share	$(0.11)	$0.25	$(0.36)

	Three Months Ended September 30, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$54,365	$70,382	$(16,017)
Interest expense	(1,248)	(24,837)	23,589
Net interest income	53,117	45,545	7,572
Provision for loan losses	—	(9,998)	9,998
Realized credit losses	(66,669)	—	(66,669)
Market valuation adjustments, net	—	(11,058)	11,058
Operating expenses	(16,455)	(14,806)	(1,649)
Realized gains, net	6,625	17,561	(10,936)
(Provision for) benefit from income taxes	(1)	247	(248)
Less: Net income attributable to noncontrolling interest	—	363	(363)
Net (Loss) Income	$(23,383)	$27,128	$(50,511)
Estimated (loss) income per share	$(0.30)	$0.34	$(0.64)

	Nine Months Ended September 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$108,461	$174,301	$(65,840)
Interest expense	(6,379)	(63,040)	56,661
Net Interest Income	102,082	111,261	(9,179)
Provision for loan losses	—	(16,233)	16,233
Realized credit losses	(79,909)	—	(79,909)
Market valuation adjustments, net	—	(19,935)	19,935
Operating expenses	(32,148)	(40,778)	8,630
Realized gains, net	—	61,985	(61,985)
Provision for income taxes	—	(254)	254
Less: Net loss attributable to noncontrolling interest	—	703	(703)
Net (Loss) Income	$(9,975)	$95,343	$(105,318)
Estimated (loss) income per share	$(0.13)	$1.18	$(1.31)

	Nine Months Ended September 30, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$154,095	$226,081	$(71,986)
Interest expense	(3,866)	(111,431)	107,565
Net Interest Income	150,229	114,650	35,579
Provision for loan losses	—	(40,576)	40,576
Realized credit losses	(169,424)	—	(169,424)
Market valuation adjustments, net	—	(83,437)	83,437
Operating expenses	(36,400)	(36,162)	(238)
Realized gains, net	6,625	43,548	(36,923)
(Provision for) benefit from income taxes	(1)	656	(657)
Less: Net income attributable to noncontrolling interest	—	(226)	226
Net (Loss) Income	$(48,971)	$(1,095)	$(47,876)
Estimated (loss) income per share	$(0.68)	$(0.02)	$(0.66)

Potential Taxable Income Volatility

We expect quarter-to-quarter estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans at Redwood

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At September 30, 2010, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $193 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three and nine months ended September 30, 2010, we realized $31 million and $80 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2010 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $201 million of credit losses for tax on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced, although the quarterly timing of actual losses is difficult to accurately project. As of September 30, 2010, for GAAP we had a designated credit reserve of $495 million on our securities and an allowance for loan losses of $59 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. Thus, while the assets called in the third quarter of 2010 resulted in realized gains for GAAP purposes of $2 million, for tax purposes these called securities generated gains of $1 million. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income which is what occurred in the third quarter of 2010. As of September 30, 2010, the REIT had $81 million in capital loss carry-forwards ($1.03 per share) that can be used to offset future capital gains over the next five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained interest-only (IOs) securities at the time they are issued. Our current tax basis in these securities is $26 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary quarter over quarter, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the forseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Some of our capital base is employed in owning credit enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans and investment-grade securities. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general (although there may nevertheless be significant credit losses related to these loans), but the balance and percentage of loans with special risk factors (higher risk commercial loans, interest-only and negative amortization residential loan types, and Alt-A and subprime residential loans) have increased and continues to increase. We may also own residential real estate loans that are not securitized.

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

The large majority of the commercial loans we credit-enhance are fixed-rate loans, the majority of which are interest-only loans. In general, these loans are not fully amortizing and therefore require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender.

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

Interest Rate Risk

Interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and interest rate agreements and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

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

Fair Value and Liquidity Risks

The securities that we acquire are generally funded with equity with no associated recourse debt that might affect our liquidity position. The assets and liabilities at Acacia are accounted for under the fair value option, with all changes in market values being recorded through our income statement. Though this potentially creates earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position.

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

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Inflation or deflation in home prices can affect our credit risk.

Our financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” within Item 2 above and under the same heading in Part 1, Item 2 of our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2010 and June 30, 2010. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2009.

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

There have been no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our subsequent Quarterly Reports on Form 10-Q, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against us, our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, the case was removed to the United States District Court for the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB-Seattle moved to remand the case to state court on March 11, 2010. On June 10, 2010, the FHLB-Seattle filed an amended complaint in the District Court. On September 1, 2010, the District Court remanded the case to Washington state court. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $31 million. We believe that this claim is without merit and we intend to defend the action vigorously.

On August 18, 2010, our subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a claim of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion is pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $3 million. We believe that this claim is without merit and we intend to defend the action vigorously.

As described in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on July 12, 2010, we received two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which SRF was the depositor. Subsequently, on

October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10CH450B3) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. With respect to SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the claims, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one claim, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $53 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of September 30, 2010, had a remaining outstanding principal balance of approximately $184 million. We believe that these claims are without merit, and we intend to defend the action vigorously.

Other than as disclosed in (i) the preceding paragraphs of this Item 1, (ii) Note 14 — Commitments and Contingencies, within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of this Quarterly Report on Form 10-Q, (iii) Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and Note 14 — Commitments and Contingencies, within the Notes to Consolidated Financial Statements set forth in Part I, Item 1 therein, (iv) Note 15 — Commitments and Contingencies, which is included within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and (v) Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 15 — Commitments and Contingencies, within the Notes to Consolidated Financial Statements set forth in Part I, Item 1 therein, there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. As of September 30, 2010, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased during the nine months ended September 30, 2010.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	4,923	(1)	$14.46	—	4,658,071
February 1, 2010 – June 30, 2010	—		—	—	4,658,071
July 1, 2010 – July 31, 2010	123	(1)	$14.64	—	4,658,071
February 1, 2010 – September 30, 2010					4,658,071
	5,046		$14.47	—	4,658,071

(1)	The 4,923 and 123 shares repurchased during January and July 2010 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: November 3, 2010	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2010	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: November 3, 2010	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is furnished in XBRL-formatted interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Financial Statements, tagged as blocks of text.