Form 10-K
period 2010-12-31
REDWOOD TRUST INC
filed 2011-02-24
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

At June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,125,366,435 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 23, 2011 was 78,132,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Statements regarding the following subjects, among others, are forward-looking by their nature:

(i) our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential mortgage loans and our ability to compete to invest in commercial real estate loans;

(ii) our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans and make commercial real estate investments;

(iii) the $119 million of loans that we have identified for purchase from originators through our conduit program and that we plan to subsequently acquire, references to future securitizations of loans we have acquired, which future securitizations may not be completed, and, more generally, statements regarding the likelihood and timing of, and our participation in, future securitization transactions and our ability to finance loan acquisitions through the execution of securitization transactions;

(iv) that we plan to securitize residential mortgage loans we own and plan to acquire, our expectation that new Sequoia securitization entities will represent a larger portion of our balance sheet in the future, and our expectations that there will be an increase in types of commercial lending transaction on which we want to lend and that a significant portion of the capital we have to invest in 2011 will go into commercial assets, so that commercial assets could rise to account for 20% of, or a meaningful amount of, our invested capital in the next year or two;

(v) that we do not anticipate a need to issue equity in the near term, our estimates of our short-term borrowing capacity and our short-term investment capacity, our statements regarding our ability to access additional short-term borrowings and capital, and our expectations regarding an increase in the balance of our outstanding short-term debt;

(vi) the future returns we may earn on our investment portfolio, including future trends in interest income and interest expense, and our statements that in the near-term we expect interest income will be primarily derived from our residential securities and that in future periods we expect our residential and commercial loan businesses to contribute more significantly to interest income;

(vii) future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets (including our statement that we believe there is an abundance of private sector money seeking investment in appropriately structured and originated mortgage-backed securities at attractive, risk-adjusted yields), and the related potential opportunities for our residential and commercial businesses;

(viii) our beliefs about the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations and our statements regarding how the historical relationship between income and home prices may imply that a significant “double dip” in housing prices is unlikely;

(ix) our beliefs about the future direction of commercial real estate fundamentals, including, without limitation, vacancy rates, rental rates, default rates, and availability of financing;

(x) the impact of recent and future legislative and regulatory changes that affect our business and the mortgage finance markets, the manner in which the reform of the GSEs, including Fannie Mae and Freddie Mac, may take place and the timeline for that reform, and our statements that if reform of the GSEs is implemented as set forth in the Treasury Department’s recent released plan it will be a positive long-term development and favorable for Redwood’s business model and that we believe we are well positioned to take advantage of opportunities we expect will result from a meaningful reduction in the federal government’s role in supporting mortgage finance and that any such advantage is more likely to begin to affect our results in 2012;

(xi) our expectations regarding credit reserves, credit losses and impairments on our investments (including as compared to our original expectations and credit reserve levels) and the timing of those losses and impairments, and our statement that the amount of credit reserves we designate may require changes in the future;

(xii) future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends;

(xiii) our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2011; and

(xiv) our expectations relating to tax accounting, including our anticipation of additional losses for tax accounting purposes, that we currently anticipate reporting a taxable loss for the full year 2011, and our expectations regarding taxable income for 2010 and the tax characterization of the 2010 dividends we paid.

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions and the risks we are exposed to in engaging in securitization transactions; exposure to litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a real estate investment trust (REIT) for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 24, 2011, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 19, 2010 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2010, Redwood employed 67 people.

ITEM 1A. RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to review any further disclosure we make in our subsequent reports on Forms 10-Q and 8-K filed with the SEC.

General economic trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire.

The values of, and the cash flows from, the assets we own are affected by developments in the U.S. economy. There is particular uncertainty about the pace and prospects for sustainable economic growth following the recent serious recession. A number of factors contribute to the potential uncertainty, including, but not limited to, high current unemployment, rising government debt levels, prospective Federal Reserve policy shifts, the withdrawal of government interventions into the financial and real estate markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation. Income growth and unemployment levels affect borrowers’ ability to repay loans underlying our assets, and there is risk that economic growth and activity could be weaker than anticipated following the recent recession.

Real estate values and the ability to generate returns by owning or taking credit risk on loans secured by real estate are important to our business. We currently still anticipate continued weakness in many residential and commercial real estate markets and related mortgage markets. Furthermore, that weakness could exceed our expectations, harming the value of our assets, earnings, and access to liquidity.

The economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. This upward pressure on U.S. budget deficits has the potential to put upward pressure on U.S. interest rates. It is possible we would not fully anticipate such a shift or all the negative consequences of such a shift in the interest rate environment. Thus, higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.”

The Federal Reserve’s aggressive easing program could have significant implications for financial asset pricing in general and for mortgage-related securities pricing, in particular. While market participants expect the Federal Reserve to abandon its low interest rate policy at some point, it is very difficult, if not impossible, to predict the timing or implications of the Federal Reserve’s rate hikes. It is possible Redwood will not accurately anticipate the future interest rate environment; our business may be harmed by our inability to accurately anticipate the developments on the interest rate front.

Over the last several years, government intervention has been important to support real estate markets, the overall U.S. economy, capital markets, and mortgage markets. We expect the government will gradually withdraw this support, although we remain uncertain about the timing, process, and implications of withdrawal. Until more information is available, it is difficult to accurately anticipate the timing of that withdrawal or anticipate the implications of that withdrawal. It is possible that our earnings, cash flows, dividends, and liquidity will be negatively affected by actions taken to implement this withdrawal.

Mortgage markets have received tremendous U.S. government support. In fact, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2009, as the U.S. Treasury chose to backstop these government-sponsored enterprises for three years (2010 – 2012), without limit. This outsized support for these entities has caused Fannie Mae and Freddie Mac to continue to dominate mortgage and securitization activity, inhibiting the return of private mortgage securitization and this may continue for some time. This has potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, often via securitization.

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

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

As an example, we believe that Fannie Mae, Freddie Mac, and the Federal Housing Administration accounted for approximately 90% of the financing for new residential mortgage loans in 2009 and 2010. These entities, in turn, currently receive much of their financing from the U.S. Treasury Department or the Federal Reserve System. As a result, most of the market for housing finance in the U.S. is controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress, and they may establish or change existing laws, regulations, and policies to respond to political rather than market pressures. If the federal government determines to maintain or expand its current role in the markets for financing residential mortgage loans, it may adversely affect our business or our ability to effectively compete. Even if the federal government determines to decrease its role in the markets for financing residential mortgage loans, it may establish regulations for other market participants that have an adverse effect on our ability to effectively participate or compete or which may diminish or eliminate the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

During the third quarter of 2008, the federal government commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. In addition, certain mortgage lenders and servicers then voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service. Subsequently, in early 2009, the President announced administration plans aimed at reducing foreclosures through loan modification and refinancing programs. In addition, members of Congress have at times indicated support for additional legislative relief for homeowners, including a proposed amendment of the bankruptcy laws to permit the forgiveness of principal on first lien mortgage loans in bankruptcy proceedings. In 2010, numerous state attorneys general launched an investigation into the business practices of loan servicers and, in particular, into the propriety of many foreclosures that had recently taken place. These loan modification programs, as well as future law enforcement and legislative or regulatory actions, including possible amendments to the bankruptcy laws, may adversely affect the value of, and the returns on, the mortgage loans and the related mortgage securities we currently own or may acquire in the future.

The recent credit crisis, financial turmoil, and the economic recession that followed led to an unprecedented level of federal governmental intervention in the financial markets and into the affairs of particular financial institutions. These events revealed the extent to which the functioning of financial markets and the ability of particular counterparties to perform can be affected by, and be dependent on, the policies and actions of the government. They also prompted the government to offer attractive financing to certain industry participants, through programs such as the Public-Private Investment Program and the Term Asset-Backed Securities Loan Facility, which arguably gave a competitive advantage to firms taking advantage of these programs. Similar types of governmental interventions could occur in the future, and they may not be predictable and may not benefit us and, therefore, could adversely affect our financial position and our ability to compete.

Furthermore, the recent credit crisis and subsequent financial turmoil prompted government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the United States government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and results of operations by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, limiting our ability to expand, or could have other adverse effects on us.

In addition, the Federal Reserve has taken certain actions (e.g., implementing a program to acquire agency mortgage securities) and may take other actions that could have significant implications for mortgage-related securities pricing and the returns we expect on our mortgage-related assets. Financial regulators globally have cooperated to implement capital regulations under the Basel III accord in an attempt to better coordinate and set capital standards for certain types of regulated financial institutions that appropriately account for risk. It is not yet possible to anticipate the consequences of Basel III, especially since new risk weightings have not yet been established.

Ultimately, we cannot assure you that governmental actions will directly benefit our business or otherwise have a lasting and beneficial impact on the financial markets and, in fact, they may adversely affect us, possibly materially. We cannot predict whether or when such actions may occur or what unintended or unanticipated impacts, if any, such actions could have on our business, results of operations, and financial condition. Even after governmental actions have been taken and we believe we understand the impacts of those actions, we may not be able to effectively respond to them so as to avoid a negative impact on our business or results of operations.

The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Overview of credit risk

We assume credit risk through the ownership of securities backed by residential and commercial real estate loans and through direct investments in residential and commercial real estate loans. Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of global climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. If the U.S. economy or the housing market continues to weaken, our credit losses could increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans securitized by securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on commercial real estate loans can occur for many of the reasons noted above for residential real estate loans. Losses on commercial real estate loans can also occur for other reasons including decreases in the net operating income from the underlying property, which could be adversely affected by a weakened U.S. or international economy. Moreover, the majority of commercial real estate loans are not fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity.

Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. We expect much of our future exposure to credit risk associated with commercial loans to be in the form of subordinate financing (e.g., mezzanine loans, b-notes, preferred equity, subordinated interests in securitized pools). We directly originate commercial loans and may participate in loans originated by others (including through ownership of commercial mortgage-backed securities). Directly originating commercial loans exposes us to credit, legal, and other risks that may be greater than risks associated with loans we acquire or participate in that are originated by others. We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. If and when these problems become apparent, we may have little or no recourse to the borrower, issuer of the securities, or seller of the loan and we may incur credit losses as a result.

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

For loans we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses — should they occur — only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

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

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and commercial properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise dispose of) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood), or the effects of global climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing the mortgage loans we own or those underlying the securities we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that underlie the securities we own are secured by property in California, and thus, we have a higher concentration of credit risk within California than in other states. Additional states where we maintain concentrations of residential loan credit risk include Florida and New York. Balances on commercial loans we originate or otherwise acquire are larger than residential loans and we will likely have a geographically concentrated commercial loan portfolio until our portfolio increases in size. While we intend to originate commercial loans throughout the country, we will likely have a portfolio that is concentrated in or near selected major metropolitan areas. Additional information on geographic distribution is set forth in Note 6 to the Financial Statements.

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

We attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility and liquidity issues. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. In the event that assets that have declined in value are deemed to be other-than-temporarily impaired, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, our ability to invest, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and our ability to securitize assets.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loans servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The delay of residential foreclosures that may result from an attempt to fix procedural problems could delay resolution and increase ultimate loss rates, as a result.

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

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, and other laws may exacerbate loan losses. Changes in rules that would cause loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default. However, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts as we grow our portfolio could increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

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

We note that the assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. Securities we own do have credit ratings and, to the extent we securitize loans and securities, we expect to rely on credit rating agencies to provide ratings on the securities created by these securitization entities (as we have in the past).

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

Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments. For example, the underlying documents of some of our equity investments in asset-backed securities state that certain average rating levels must be met on the securities held by the entity. If these average rating levels are not met, then cash that would otherwise be distributed to the equity holders or the lower-rated debt holders would instead be distributed to the more senior debt holders. Our equity and lower-rated security investments in these securitizations have failed this average rating test, which, in turn, has adversely affected our cash flows from these investments.

Some of the securities we own are insured by bond insurers such as Ambac Financial Group Inc., MBIA Inc., and Financial Guaranty Insurance Co., which are commonly known as monoline insurers. These monoline insurers historically have had triple-A credit ratings and this credit rating has been passed on to any bonds that they insure. The high number of recent credit downgrades and other recent market turbulence has revealed that these monoline insurers have greater credit risk exposure than previously realized and the credit ratings of a number of these insurers have been downgraded as a result. Any decline in the credit rating of a monoline insurer generally results in a corresponding decline in the credit ratings of the securities insured by that insurer.

Some of the loans held by our Sequoia securitization entities are insured in part by mortgage insurers. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance generally is required only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value). Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

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

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively or we may change our hedging strategies or the degree or type of interest rate risk we assume.

Many of our securities have adjustable-rate coupons (coupons that reset within a year and at least once per year thereafter). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We may also acquire loans and securities which are generally held as inventory prior to sale to a securitization entity or as a longer term investment. We may fund assets with a combination of equity plus floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch would exist and we would earn less (and fair values may decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate agreements and, to the extent we do use hedging techniques, they may not be successful.

With the exception of our adjustable-rate assets, higher interest rates generally reduce the fair value of most of our assets. This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

When short-term interest rates vary, our premium amortization expense on loans acquired by Sequoia entities prior to July 2004 may significantly increase or decrease from one period to the next. Under the applicable GAAP accounting elections, the amortization expense for the current period is a function of actual and projected prepayments and the current London Interbank Offered Rate (LIBOR) interest rate. During a period when rates change dramatically, the effect that the interest rate has on the amortization expense may become the more significant factor (over prepayments) and may alter the amount of premium amortized thereby creating volatility in our reported income for that period, all other factors being equal. We have significant investment and reinvestment risks.

We have significant investment and reinvestment risks.

New assets we acquire may not generate yields as attractive as yields on our current assets, which could likely result in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, although there is the risk that the acquisitions will not perform as expected. Realized cash flow could be significantly lower than expected and returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned loans.

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

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share could well decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses, credit costs, and market valuation adjustments. Under the effective yield method of accounting that we use for GAAP accounting purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Economic conditions, including credit results, prepayment patterns, and interest rate trends in the future are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

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

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we wish to credit enhance. At times, due to heightened credit concerns, strengthened underwriting standards, or concerns about economic growth or housing values, the volume of originations may decrease significantly. In 2008 through 2010, the volume of loan originations was lower than in prior years, and the volume may not return to previous levels in the foreseeable future. This reduced volume may make it difficult for us to acquire loans and securities.

We originate commercial loans, but we may not be willing to provide the level of proceeds or the coupon rate on loans that the borrower finds acceptable or that matches our competitors. While the volume of commercial real estate assets is increasing from recent levels, it is not at the volume experienced in the past. And, the high-quality commercial assets we seek to originate loans on are highly-sought after by numerous lenders.

The supply of new non-agency securitized assets available for purchase could continue to be adversely affected if the economics and/or form of the securitization continue to be challenging. A key factor in the economics of securitization is a highly liquid market for triple-A rated securities. The events beginning in late 2007 and continuing through 2010 revealed that the liquidity of this market may be severely disrupted at times. Losses experience by holders of triple-A securities in non-agency mortgage-backed securities have dampened the demand for investment grade securities backed by real estate loans and securities. Investor demand in the foreseeable future for these securities may not reach previous levels. Without a robust market for triple-A rated securities, the supply of real estate credit enhancement securities could be significantly diminished. In addition, the risks associated with the acquisition of loans for the purpose of securitization may increase significantly and we may reduce our loan acquisitions or choose not to acquire any loans during these periods.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitizations, services, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest various types of non-real estate assets. We may invest directly or indirectly in real property. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We may originate first mortgage commercial loans primarily for the sale to others (while retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this would expose us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, we could in the future determine to invest a greater proportion of our assets in securities backed by subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows from, market values of, and earnings from securities and loans we own are variable.

We actively manage the risks associated with acquiring, originating, holding, and managing real estate loans and securities. No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities. Changes in the credit performance of or the prepayments on these real estate loans and the loans underlying these securities and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

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

Fair values for our assets, liabilities, and derivatives can be volatile. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings.

For GAAP purposes, we mark to market some, but not all, of the assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets and securitization entities. The adverse effects could include the inability to meet or agree upon covenants with counterparties, to enter into derivative contracts, or a reduction in the market price of our common stock.

There are differences between the value of our investments in certain securitization entities (e.g., Sequoia and Acacia entities) under GAAP presentation and the economic value of our investments in these entities, and they could be significant. Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, and the consolidation accounting principles under GAAP.

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

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Some, and at times a majority, of the residential and commercial securities we acquire are generally illiquid — that is, there are not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the residential loans we acquire and commercial loans we originate. In turbulent markets, it is likely that the securities and loans we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we determine to sell them.

As a result of the limited liquidity that can exist for securities and loans we acquire and originate and our securitization entities issue, there may be little trading information available to verify the values at which we report these assets and liabilities on our financial statements. This makes the estimates of fair value reflected in our financial statements more assumption-based. Thus, our reported earnings and book values may not reflect the values we ultimately realize from our portfolio.

We generally utilize short-term financial leverage and this could expose us to increased risks.

We fund our residential loans we acquire in anticipation of a securitization with a combination of equity and short-term debt. In addition, we have in the past and may again in the future make investments in securities and loans financed with short-term debt. By incurring this leverage we expect to generate more attractive returns on our equity invested in these assets. However, as a result of leverage (whether for the accumulation of loans or as part of a longer-term investment), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and hedges. Financing facilities may also force us to sell assets under adverse market conditions to meet lenders’ margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

Although we typically seek a variety of financing facilities from several counterparties, there can be no assurance that we would be able to establish short-term financing facilities or renew them when they mature. The failure to renew facilities could force us to sell assets in adverse market conditions. Liquidity in debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature.

The use of short-term financial leverage is critical to certain aspects of our business and we may expand our dependence on short-term debt in the future. The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, commercial paper, or other forms of debt financing may inhibit our ability to execute our business plan. In that case, our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

Our ability to fund our business or our investment strategy depends to some extent on our securing warehouse, repurchase, credit, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the securitization of a pool of mortgage loans we may fund the acquisition of mortgage loans through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing. We can provide no assurance that we would be successful in establishing sufficient sources of short-term debt. In addition, because of the short-term nature, the lenders may decline to renew them upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods of the credit cycle, lenders may curtail their willingness to provide financing. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and results of operations will be adversely affected. Furthermore, to the extent we do employ leverage and subsequently default or are unable to renew the facilities when they mature, we may suffer adverse consequences. In addition, it is possible that lenders who provide us with committed financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

Hedging activities may reduce earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, at times, prepayment risks and fair values) by balancing the characteristics of our assets and associated (existing and anticipated) liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally attempt to enter into interest rate agreements that provide an appropriate and efficient method for hedging the desired risk.

The use of interest rate agreements and other instruments to hedge certain of our risks usually has the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. Pipeline hedging for loans we have planned to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of collateral or cash.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as special liquidity, basis, and counterparty risks.

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

We may invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically contractual relationships with counterparties and not acquisitions of referenced securities or other assets. In these types of investments, we have no right directly to enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

The markets for these types of investments have, in some cases, only existed for relatively few years and may not be liquid. Many of these investments incorporate “pay as you go” credit events. The terms of certain types of investments could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship.

To date, we have entered into a limited number of these agreements. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult. We may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit enhancement on specific pools of real estate loans. We will attempt to manage the risks associated with these investments including counterparty risks, but our efforts may prove to be insufficient in enabling us to generate the returns anticipated.

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

Through certain of our wholly-owned subsidiaries, we have in the past engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or similar transactions. In addition, we invest in mortgage-backed securities issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions may require us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. This type of debt may not be available to us, including in circumstances where a line of credit had previously been committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the fair value of the assets pledged as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. Furthermore, if we are unable to complete the securitization of these types of assets, we would likely need to sell the assets on potentially unfavorable terms instead of completing the planned securitization, which could result in a loss. In addition, when we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from those assets. Widening ABS interest rate spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging practices or results, changes in applicable law and regulations, and other factors could result in a securitization execution that is less favorable to us than initially assumed, which would typically result in a loss.

Prior to acquiring assets for securitization transactions or making other investments, we may undertake due diligence efforts with respect to various aspects of the investment. When conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. To the extent we conduct due diligence on investments, our due diligence effort may not reveal matters which could lead to investment losses. If we do not conduct adequate due diligence, or the scope of our due diligence is limited, we may incur investment losses.

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

Our business may also include originating or acquiring commercial real estate loans and selling them to third parties (which third parties would be expected to, in turn, securitize these loan assets). When selling loans to third parties, we typically make representations and warranties to the purchasers of those loans regarding, among other things, certain characteristics of those loans. If our representations and warranties are inaccurate with respect to any loan, we may be obligated to repurchase that loan, which may result in a loss.

Loans and other assets that are held by securitization entities are serviced by third-party loan servicers. Should a servicer experience financial or operational difficulties, it may not be able to perform these obligations or these obligations may be limited in nature, including any obligation to advance payments of amounts due from delinquent loan obligors. For example, typically a servicer’s obligation to make advances on behalf of a delinquent loan obligor is limited to the extent that it does not expect to recover the advances from the ultimate disposition of the collateral pledged to secure the loan.

In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons such as fraud, negligence, errors, miscalculations, or other reasons. In the current economic environment, many loan servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. For example, many loan servicers have been accused of improprieties in the handling of the foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, ABS that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

There has also recently been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage debt and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, ABS that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, which could expose us to losses and could damage our ability to engage in future securitization transactions could be harmed.

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

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Provisions of the Dodd-Frank Act require, among other things, significant revisions to the legal and regulatory framework within which ABS, including residential mortgage-backed securities (RMBS), are issued through the execution of securitization transactions. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective soon. In addition, prior to the passage of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation (FDIC) had already published proposed regulations relating to the issuance of ABS, including RMBS and the FDIC’s proposed regulations have subsequently become effective. In addition to those described above, additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented.

It is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed will affect our future ability to successfully execute securitizations of residential mortgage loans, due to, among other things, the fact that federal agencies have not yet finalized all of the regulations implementing the Dodd-Frank Act. These laws and regulations could effectively preclude us from executing securitization transactions, delay our execution of these types of transactions, or reduce the returns we would otherwise expect to earn from executing securitization transactions.

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

Through certain of our wholly-owned subsidiaries we have in the past engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or similar transactions. Our outstanding Sequoia securitization entities issued ABS backed by residential mortgage loans held by these Sequoia entities. Our outstanding Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, and other factors, the cash flows from the loans held by the Sequoia entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions.

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint relates in part to RMBS that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these RMBS in violation of Washington state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 14 to the Financial Statements. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

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

Our sources of cash flow are primarily the principal and interest payments on the loans and securities we own. In addition, we may generate cash flow from the sales or calls of assets, issuing debt, or raising equity. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. Cash flows from most of our investments in collateralized debt obligations (CDOs) (including investments in Acacia entities) have been disrupted due to credit rating agencies downgrading securities owned by the securitization entity below certain average rating tests. For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. For some loans, borrowers have the option to make payments that are less than they would if those loans were fully amortizing over their terms.

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

We are subject to competition in seeking investments, originating commercial loans, acquiring residential loans for securitization, engaging in securitization transactions, and in other aspects of our business. Our competitors include other mortgage REITs, Fannie Mae, Freddie Mac, banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments and in engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitizations transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas, and these increases have been extended through September 2011 and may be extended further. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. As long as there is continuing governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected.

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

Similarly, the competitive landscape that we operate in, and the products and investments for which we compete, are also affected by changing conditions. There may be trends or sudden changes in our industry, regulatory environment, changes in the role of government sponsored entities, changes in the role of credit rating agencies or their rating criteria or process, or the U.S. economy more generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our financial condition and earnings being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one mortgage securitization transaction in 2010. We do not know when, or if, market conditions will allow us to more regularly engage in securitization transactions and the continued disruption of this market may adversely affect our earnings and growth. If more regular residential mortgage securitization activity does resume among market participants other than government sponsored entities, we do not know if it will be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to the volume of securitization activity we previously conducted.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry, however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we are making to significantly expand our investing activity in commercial real-estate related assets and to develop new methods for acquiring residential real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. As another example, we have a subsidiary, Redwood Asset Management, Inc., that engages in the investment advisory business. Asset management activities may increase our exposure to litigation, fiduciary responsibilities, conflicts of interest arising from our investment activities and the activities of the entities we manage, and other risks.

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

We may change our policies, procedures, practices, products, leverage, hedging strategies, or internal risk-adjusted capital guidelines in ways that may increase our risk exposure.

We may alter our policies, procedures, practices, products, leverage, internal risk-adjusted capital guidelines, and other aspects of our business. We may enter into new businesses, relationships, or partnerships or pursue acquisitions of other companies or a variety of different types of assets. These changes may increase the nature or magnitude of the risks to which we are exposed.

The purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to engage in loan servicing ourselves. Similarly, certain commercial real estate lending activities that we may engage in may also require us to obtain various state licenses. There is no assurance we will be able to obtain or maintain those licenses and we may fail to comply with various state and federal laws and regulations relating to these activities.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses. Similarly, certain commercial real estate lending activities that we engage in also require us to maintain various state licenses. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. There is no assurance that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain required licenses may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

Our risk management efforts may not be effective.

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

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no assurance that our disclosure controls and procedures or internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or an otherwise material and adverse effect on our business, reputation, results of operation, financial condition, or liquidity.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions; use our assets improperly or without authorization; perform improper activities; use confidential information for improper purposes; or mis-record or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors or others could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

Inadvertent errors could subject us to financial loss, litigation, or regulatory action.

Our employees, contractors we use, or other third parties with whom we have relationships may make inadvertent errors that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others. Inadvertent errors expose us to the risk of material losses until the errors are detected and remedied prior to the incurrence of any loss. The risk of errors may be greater for business activities that are new for us or have non-standardized terms.

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Claims of employee misconduct, wrongful termination, adverse publicity, conflict of interests, ethical issues, or failure to protect private information could also cause significant reputational damages. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, and the ability to access liquidity through borrowing facilities.

Our financial results are determined and reported in accordance with accounting principles (and related conventions and interpretations) and are based on estimates and assumptions made in accordance with those principles, conventions, and interpretations. Furthermore, the amount of dividends we are required to distribute is driven by the determination of our income in accordance with the Internal Revenue Code rather than generally accepted accounting principles, or GAAP. There are risks inherent in the application of these accounting principles to our business and in the differences between tax and GAAP accounting principles.

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

Since inception, we have distributed over $1.2 billion in dividends and this exceeds our retained GAAP earnings of $0.5 billion. One should not expect that our retained GAAP earnings will equal cumulative distributions as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences will result in material differences in these balances.

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

Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business, and exposes us to additional risks.

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

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity-level taxes on income from such transactions.
•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.
•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.
•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries in the future.
•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
•	A REIT is limited in its ability to earn income that is treated as compensation for services.

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

In addition, historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income (UBTI) to our tax-exempt stockholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable subsidiary, which reduces the net returns on these transactions by the associated tax liabilities. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our common stock.

The requirements for maintaining REIT status or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits accorded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations. For example, federal legislation enacted in 2003 generally reduced the maximum federal tax rate for dividends payable to domestic stockholders that are individuals, trusts, and estates to 15% (extended through 2012), however, this legislation did not, as a general matter, reduce tax rates on dividends paid by REITs. Any future adverse changes could negatively affect our business and reduce the value of our common stock.

The application of the tax code to our business is complicated and we may not interpret and apply some of the rules and regulations correctly. In addition, we may not make all available elections, which could result in our not being able to fully benefit from available deductions or benefits. Furthermore, the elections, interpretations and applications we do make could be deemed by the Internal Revenue Service (IRS) to be incorrect, and such rulings could have adverse impacts on our GAAP earnings and potentially on our REIT status.

The IRS tax code may change and/or the interpretation of the rules and regulations by the IRS may change. In circumstances where the application of these rules and regulations affecting our business is not clear, we may have to interpret them and their application to us, we seek the advice of outside tax advisors in arriving at these interpretations, but our interpretations may prove to be wrong, which could have adverse consequences.

Our dividend distributions and tax payments are based in large part on our estimate of taxable income which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions and this could have an effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we would have to make an adjustment to our taxable provisions and this adjustment could be material.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and results of operations. Furthermore, our growth may be limited if we are not able to raise additional capital.

As a REIT we are required to distribute at least 90% of our REIT taxable income. Thus, we do not generally have the ability to retain earnings and we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock or convertible subordinated notes, or by taking on short-term or long-term debt. We have less than 22 million additional shares authorized for issuance under our charter, which will limit the amount of capital we can raise through issuances of common stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests, which could impact our future use of tax losses, may limit our ability to raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we see opportunities to employ capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may make it difficult for us to convince investors to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our portfolios. If we are unable to raise capital and expand our portfolio of investments, our growth may be limited, we may have to forgo attractive investment opportunities, and our operating expenses may increase significantly relative to our capital base.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act of 1940 (Investment Company Act) could adversely affect us.

Under the Investment Company Act, as amended, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act, however, in order to continue to do so we must, among other things, maintain at least 55% of our assets in certain qualifying real estate assets (the 55% Requirement) and are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements. Our efforts to comply with the 55% Requirement and the 25% Requirement may reduce our flexibility and could limit our ability to pursue certain opportunities.

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

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders and for other reasons, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our board of directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our board of directors. As of February 23, 2011, our board of directors has granted a waiver to one institutional shareholder to own shares in excess of this 9.8% limit, which waiver is subject to certain terms and conditions including the execution of a voting agreement. This voting agreement applies to the shares owned in excess of 9.8% and states that the excess shares shall be voted on matters in the same proportion as all other shares are voted (exclusive of the 9.8% block voted by the party to the voting agreement). Our board of directors may amend this existing waiver to permit additional share ownership or may grant waivers to additional stockholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MGCL) may have the effect of discouraging a third-party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences, and rights of the preferred stock without the approval of our stockholders. In addition, provisions in our charter and the MGCL restrict our stockholders’ ability to remove directors and fill vacancies on our board of directors and restrict unsolicited share acquisitions. Our charter provides that our board of directors is divided into three classes serving staggered terms of office of three years each, and thus at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our directors. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our stockholders, thereby limiting the opportunity for stockholders to receive a premium for their shares over then-prevailing market prices.

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

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of investment activity, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend rate that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount of dividends we distribute may result in a reduction in the value of our common stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of February 23, 2011, we believe that three institutional shareholders each owned in excess of 5% of our outstanding common stock and that, overall, 15 institutional shareholders owned, in the aggregate, approximately 50% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other stockholders because each of these stockholders will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

Although, under our charter, stockholders are generally precluded from beneficially owning more than 9.8% of our outstanding common stock, we have granted a limited waiver of this restriction to one institutional shareholder. Under the terms of that waiver, for so long as George E. Bull, III (Redwood’s current chairman of the Board) remains as a member of our Board of Directors, the number of shares of our common stock that institutional shareholder beneficially owns in excess of 9.8% of our outstanding common stock will be voted on all matters in the same proportion as the votes cast on such matters by all stockholders, excluding, in each case, the votes cast by that institutional shareholder. As a result, if Mr. Bull ceased to serve as a member of our Board of Directors, that institutional shareholder would be able to vote all shares it beneficially owned, potentially increasing its ability to influence the outcome of matters submitted to a vote of our stockholders. We may amend this agreement or enter into other agreements with other shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our common stock held by one or more stockholders.

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

Our current directors and executive officers beneficially own, in the aggregate, approximately 1.3% of our common stock. Sales of shares of our common stock by certain of these individuals are required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

There is a risk that you may not receive dividend distributions or that dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock.

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

For 2010, we maintained our regular dividend at a rate of $0.25 per share per quarter and in November 2010 our Board of Directors announced its intention to continue to pay regular dividends during 2011 at a rate of $0.25 per share per quarter. Our ability to pay a dividend of $0.25 per share per quarter in 2011 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock. In addition, the characterization of our dividend —  be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood has two leases for its principal executive and administrative offices located at One Belvedere Place, Mill Valley, California 94941. One lease expires in 2013 and the second lease expires in 2018. The 2011 rent obligation for these leases is $1.9 million. Additionally, Redwood has one lease for administrative offices at 245 Park Ave., New York, NY 10167, which expires in 2011. As of December 31, 2010, the rent obligation for this lease was $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed during 2010, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (SRF), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $30 million. We believe that this claim is without merit and we intend to defend the action vigorously.

As previously disclosed during 2010, on August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (Schwab). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a claim of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion is pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $3.3 million. We believe that this claim is without merit and we intend to defend the action vigorously.

As previously disclosed during 2010, on July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal

Home Loan Bank of Chicago (FHLB-Chicago). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10CH450B03) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. With respect to SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the claims, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one claim, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $51 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $178 million. SRF has not yet responded to the complaint. We believe that these claims are without merit, and we intend to defend the action vigorously.

As previously disclosed during 2010, in May 2010, we received an Order from the SEC, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. The SEC’s Order required us to provide information regarding, among other things, our trading practices and valuation policies relating to our business of sponsoring and managing collateralized debt obligation (CDO) issuers. We have responded to the Order. The Order from the SEC indicates that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The SEC could, however, as a result of our response to this Order or otherwise, allege that we violated applicable law or regulation in the conduct of our CDO business.

As previously disclosed during 2010, in November 2009, we received a subpoena from the National Credit Union Administration (NCUA), which is the federal agency that charters and supervises federal credit unions, as part of its investigation of the circumstances relating to the U.S. Central Federal Credit Union being placed into conservatorship in March 2009, including the U.S. Central Federal Credit Union’s investment in various RMBS. The NCUA requested information relating to, among other things, two RMBS (i) issued by a securitization trust with respect to which SRF was the depositor and (ii) purchased at the time of issuance by the U.S. Central Federal Credit Union. We have responded to the subpoena. The subpoena from the NCUA states that it should not be construed as an indication by the NCUA or its staff that any violation of law has occurred. The NCUA could, however, as a result of our response to this subpoena or otherwise, allege that we did violate applicable law or regulation in the conduct of our securitization business.

Other than as disclosed in the preceding paragraphs of this Item 3, there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. As of February 23, 2011, our common stock was held by approximately 1,149 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 30,779 as of February 4, 2011. As of February 23, 2011, there were 78,132,878 shares of common stock outstanding.

The closing, high, and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2010 and 2009 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2010
Fourth Quarter	$15.41	$13.83	12/31/2010	1/21/2011	$0.25	Regular
Third Quarter	$15.99	$13.75	9/30/2010	10/21/2010	$0.25	Regular
Second Quarter	$17.17	$14.17	6/30/2010	7/21/2010	$0.25	Regular
First Quarter	$15.46	$13.34	3/31/2010	4/21/2010	$0.25	Regular
Year Ended December 31, 2009
Fourth Quarter	$15.94	$13.40	12/31/2009	1/21/2010	$0.25	Regular
Third Quarter	$18.48	$14.25	9/30/2009	10/21/2009	$0.25	Regular
Second Quarter	$18.54	$13.84	6/30/2009	7/21/2009	$0.25	Regular
First Quarter	$17.80	$10.76	3/31/2009	4/21/2009	$0.25	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. We intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income. For 2010, we estimate a taxable loss and, therefore, we expect to have no dividend distribution requirement for the 2010 year. As reported, for dividend distributions made in 2010 in excess of our minimum requirement, we expect that 62% will be characterized as ordinary income and 38% will be characterized as a return of capital.

We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. The following table contains information on the shares of our common stock that we purchased during the year ended December 31, 2010.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	4,923	(1)	$14.46	—	4,658,071
February 1, 2010 – June 30, 2010	—		—	—	4,658,071
July 1, 2010 – July 30, 2010	123	(1)	14.64	—	4,658,071
August 1, 2010 – December 31, 2010	—		—	—	4,658,071
Total	5,046		$14.46	—	4,658,071

(1)	The 4,923 and 123 shares repurchased in January and July 2010 represent shares reacquired from directors, officers and employees to satisfy tax withholding requirements on the vesting of restricted shares.

The following table provides information, as of December 31, 2010, with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Plan Category	Plan Name	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance(3)
Equity compensation plan approved by security holders	2002 Incentive Plan	2,810,919	$53.13	1,052,826
Equity compensation plan approved by security holders	2002 Employee Stock Purchase Plan	—	—	78,357
Total		2,810,919	$53.13	1,131,183

(1)	As of December 31, 2010, 2,351,804 shares of common stock may be issued pursuant to outstanding deferred stock units and 459,115 shares of common stock may be issued pursuant to outstanding options to purchase common stock.
(2)	As of December 31, 2010, the weighted-average exercise price of outstanding options to purchase common stock was $53.13. Under our 2002 Incentive Plan no exercise price is applicable to deferred stock units.
(3)	Number of securities remaining available for future issuance does not reflect the awards made under the 2002 Incentive Plan since December 31, 2010 and does not include issuance of shares of common stock under the 2002 Employee Stock Purchase Plan since December 31, 2010.

Performance Graph

The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (NAREIT) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2005. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year — Cumulative Total Return Comparison
December 31, 2005 through December 31, 2010

	2005	2006	2007	2008	2009	2010
Redwood Trust, Inc	100.00	156.93	105.94	52.72	54.55	60.21
NAREIT Mortgage REIT Index	100.00	116.30	67.54	46.33	57.76	70.80
S&P Composite-500 Index	100.00	115.79	122.16	76.96	97.33	111.99

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006. Certain amounts for prior periods have been reclassified to conform to the 2010 presentation.

(In Thousands, Except Per Share Data)	2010	2009	2008	2007	2006
Selected Statement of Operations Data:
Interest income	$230,054	$287,877	$567,545	$868,348	$884,801
Interest expense	(84,664)	(132,003)	(416,669)	(651,762)	(701,704)
Net interest income	145,390	155,874	150,876	216,586	183,097
(Provision for) reversal of loan losses	(24,135)	(49,573)	(55,111)	(12,808)	359
Market valuation adjustments, net	(19,554)	(87,628)	(492,902)	(1,261,449)	(12,586)
Net interest income (loss) after provision and market valuation adjustments	101,701	18,673	(397,137)	(1,057,671)	170,870
Operating expenses	(53,715)	(46,995)	(60,906)	(58,555)	(55,925)
Realized gains on sales and calls, net	63,496	63,166	8,511	12,781	22,557
(Provision for) benefit from income taxes	(280)	4,268	3,210	(5,192)	(9,970)
Net income (loss)	111,202	39,112	(446,322)	(1,108,637)	127,532
Less: Net income (loss) attributable to noncontrolling interest	1,150	(83)	(1,936)	—	—
Net Income (Loss) Attributable to Redwood Trust, Inc.	$110,052	$39,195	$(444,386)	$(1,108,637)	$127,532
Average common shares – basic	77,841,634	68,458,009	33,022,622	27,928,234	25,718,435
Earnings (loss) per share – basic	$1.37	$0.56	$(13.46)	$(39.70)	$4.96
Average common shares – diluted	78,810,949	68,990,891	33,022,622	27,928,234	26,313,826
Earnings (loss) per share – diluted	$1.36	$0.55	$(13.46)	$(39.70)	$4.85
Regular dividends declared per common share	$1.00	$1.00	$3.00	$3.00	$2.80
Special dividends declared per common share	$—	$—	$—	$2.00	$3.00
Total dividends declared per common share	$1.00	$1.00	$3.00	$5.00	$5.80
Selected Balance Sheet Data:
Earning assets	$5,049,254	$5,090,188	$5,436,184	$9,695,240	$12,752,890
Total assets	$5,143,688	$5,252,650	$5,581,749	$9,938,472	$13,030,473
Short-term debt	$44,137	$—	$—	$7,561	$1,856,208
Asset-backed securities issued – Sequoia	$3,458,501	$3,644,933	$4,508,127	$6,946,166	$7,669,551
Asset-backed securities issued – Acacia	$303,077	$297,596	$346,931	$3,383,113	$2,309,673
Long-term debt	$139,500	$140,000	$150,000	$150,000	$100,000
Total liabilities	$4,068,096	$4,263,559	$5,257,286	$10,656,751	$12,027,783
Noncontrolling interest	$10,839	$17,370	$22,611	$—	$—
Total stockholders’ equity (deficit)	$1,064,753	$971,721	$301,852	$(718,279)	$1,002,690
Number of common shares outstanding	78,124,668	77,737,130	33,470,557	32,385,073	26,733,460
Book value per common share	$13.63	$12.50	$9.02	$(22.18)	$37.51
Other Selected Data:
Average assets	$5,196,092	$5,329,461	$8,026,050	$12,177,451	$14,123,151
Average debt and ABS issued outstanding	$4,011,855	$4,461,745	$7,386,690	$11,322,898	$12,996,244
Average stockholders’ equity	$1,008,126	$729,032	$556,354	$723,807	$988,495
Net income/average stockholders’ equity	10.9%	5.4%	(79.9)%	(153.2)%	12.9%

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

Our primary source of income is typically net interest income, which consists of the interest income we earn from our investments less the interest expenses we incur on borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments.

Our investments include residential and commercial real estate loans and securities backed by residential and commercial loans. The securities include both senior securities and subordinate securities. Senior securities (often investment-grade) are those interests in a securitization that have the first right to cash flows and are last to absorb losses. Subordinate securities (often below investment-grade) are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. We may also invest in re-REMIC securities, or securities that were created through the resecuritization of certain senior interests in residential mortgage securitizations to provide additional credit support to those interests.

Residential securities we invest in are generally acquired by us from third parties or by retaining mortgage-backed securities issued by Sequoia securitization trusts, which are securitization entities we sponsor. The process of sponsoring a Sequoia securitization includes the acquisition of residential loans, which we generally fund with equity and short-term debt during the accumulation period, the transfer of a pool of those loans to a Sequoia securitization entity, and the structuring and issuance by the Sequoia securitization entity of mortgage-backed securities collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities are generally issued to third parties, while the subordinate securities issued by these entities are generally retained by us.

Historically, we have also sponsored other entities: a private limited partnership fund that we manage, the Redwood Opportunity Fund, LP (the Fund), and Acacia securitization entities that we also manage. The Fund and the Acacia securitization entities generally invested in a variety of real estate related assets. Our investments in these entities are currently financed with equity and long-term debt. We are not currently seeking to sponsor other entities like the Fund and the Acacia securitization entities.

Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. For financial reporting purposes, we are required to consolidate the assets and liabilities of the Fund and the assets and liabilities of many of the Sequoia and Acacia securitization entities we have sponsored.

The commercial real estate loans we invest in are primarily originated by us and any commercial mortgage-backed securities we invest in are acquired from third parties. Our commercial investments are currently financed with equity and long-term debt.

For tax purposes, we are structured as a real estate investment trust (REIT). As a REIT, we are able to pass through substantially all of our earnings to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Business Update — Fourth Quarter 2010

A year ago, we observed that new private securitization was within sight (but hurdles remained), commercial investment opportunities were near, and we liked our competitive position. At the time, we had not completed a residential mortgage-backed securitization since August 2007 in the wake of the financial crisis. Our commercial team was in a formative stage and we had just recently hired the head of that team.

Residential Mortgage Loan Business

In April 2010, we completed the first non-agency residential mortgage-backed securitization backed by newly originated loans since mid-2008. Going into 2010, we had plans to complete additional mortgage securitizations, but we had no assurances that we could do so. In fact, investors in residential mortgage-backed securities (RMBS) were still aggressively buying seasoned senior RMBS at yields well above jumbo mortgage rates, making the securitization economics unattractive at that time.

We accomplished most of our residential business plans in 2010. After completing the securitization in April 2010, we launched our residential mortgage conduit program for acquiring loans from originators. By the end of 2010, we had acquired $253 million of residential loans and had a pipeline of $119 million of additional loans from conduit program originators identified for subsequent acquisition. We submitted our Government Sponsored Enterprises (GSE) reform plan to regulators in July and published the Redwood Guide to Restoring Private-Sector Residential Mortgage Securitization in November. We had several opportunities to discuss both of these documents with federal regulators and policy makers.

In late 2009, we started rebuilding our Sequoia securitization platform. We did so based on our beliefs that the government’s role in backing roughly 90% of annual mortgage originations was unsustainable; private securitization would return; we had several competitive advantages in private securitization; building a better jumbo mortgage conduit would likely and ultimately benefit our shareholders; and Redwood should take a leading role in restarting private securitization.

Taking a longer view, we believe we are well positioned to take advantage of opportunities we expect to result from a meaningful reduction in the federal government’s role in supporting mortgage finance. This will take time and may not begin to significantly affect our results until 2012. We would, of course, prefer more immediate loan volume for our residential mortgage conduit to make the activity more efficient, profitable, and beneficial for shareholders.

Residential Portfolio Business

While the 10-year Treasury yield increased in the fourth quarter by 76 basis points, the overall decline for 2010 of 55 basis points to a 3.30% level kept investors searching for yield in the secondary market for seasoned private-label RMBS. Against this backdrop, our investment activity in RMBS remained subdued in the fourth quarter as credit spreads continued to grind tighter.

The following chart shows market prices for senior RMBS securities since October 2008.

Senior RMBS Prices

Source: JPMorgan Chase

During the fourth quarter, our investment portfolio increased by $26 million to $823 million at December 31, 2010. The increase was driven by $26 million in acquisitions and $29 million in price appreciation, offset by $29 million in pay downs. We had no sales in the fourth quarter.

We will continue to manage our mortgage securities with an eye to protect credit and enhance returns, as possible. While we do not anticipate significant further price appreciation, we will stay vigilant for opportunities that result from uncertainty and changes in perceptions in the market. For example, negative headlines on housing could help create investment opportunities in select RMBS. We view volatility that often comes with uncertainty as potentially a good source of opportunities. On the margin, we expect to continue to manage the risk/reward of our portfolio.

Commercial Loan Business

The progress and results for our commercial loan business have been promising. Our commercial business is actively engaged as an originator and underwriter of commercial mezzanine loans on high quality, stabilized assets. We invested $30 million in the fourth quarter through our funding of three new mezzanine loans. In February 2011, we originated another $6 million mezzanine loan. Our team is in place, we have built processes and strengthened relationships, and our lending opportunities are expanding. We currently expect a significant portion of the capital we invest in 2011 to go into commercial assets, and our commercial investments could rise to become 20% of our invested capital over the next year or two.

The commercial real estate market is experiencing a significant increase in the volume of financing transactions as liquidity has increasingly returned in earnest for stabilized commercial assets. Fundamentals appear to have at least stabilized in select metropolitan markets, especially for multifamily properties, strong anchored retail space, and class-A office space in central business districts.

The increased capital flows to commercial real estate can be seen in the recent resurgence in the commercial mortgage-backed securities (CMBS) market. Issuance velocity for CMBS backed by high quality commercial loans is increasing. Investor demand is strong, triple-A credit spreads to Treasury yields continue to tighten, and borrowers are able to refinance at attractive rates and on easing credit terms. Furthermore, many banks and Wall Street firms are building CMBS platforms that will likely increase future originations. Last year, CMBS issuance totaled roughly $10 billion excluding agency originations. Some market observers expect CMBS issuance of approximately $40 to $50 billion for 2011.

The environment for building our commercial business and making investments is favorable, particularly since we expect an increase in the flow of the types of lending opportunities we want for our business. At this point, there are no meaningful regulatory challenges to commercial real estate finance. As is the case with all of our investment activities, we are focused on getting credit right. We believe we have built the in-house expertise, platform, market recognition, and relationships to allow us to prosper over time.

It is our objective to be well positioned to originate attractive risk-adjusted commercial investments on a sustainable basis, as market conditions ebb and flow. Currently, we are focused on providing long-term solutions to meet the challenge of financing the gap between the amount of equity a borrower will invest into a property and the amount of financing available from the senior lender. Our balance sheet is well suited for retaining this type of long-term credit risk. Our capital and origination process provide reliability, flexibility, and advantages to borrowers, including the advantage of permanent funding of longer-term assets.

Housing Finance Reform

Over the past year, participants in the origination and securitization process have seen numerous regulatory proposals and, of course, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) put forth various ideas and frameworks for reforming the regulatory regime that governs residential mortgage securitization. Uncertainty about where all of these proposals will settle has been a clear headwind for private mortgage securitization participants. We expect greater certainty as crucial implementation details for Dodd-Frank and related regulations emerge, particularly as they relate to how qualified residential mortgages will be defined and what risk retention will look like. Once the rules of the road are known, market participants throughout the mortgage chain can begin to adjust their policies, practices, and operations. In reality, it will only be after participants in this market begin to function under new rules that we will have the best empirical evidence of whether the regulatory framework needs further reform in one direction or another.

As a significant step in this process, in February 2011, the Obama Administration made recommendations to Congress pertaining to the mortgage industry through a Department of Treasury white paper titled, “Reforming America’s Housing Finance Market.” As specifically cited in Treasury’s paper, the reform plan is designed to “pave the way for a robust private mortgage market by reducing government support for housing and winding down Fannie Mae and Freddie Mac on a responsible timeline.” Although implementation of reforms will take time, if reform is implemented as set forth in the plan, it will be a positive long-term development for private residential mortgage investors such as us.

During the financial crisis that began in 2008, government intervention into the mortgage market through Fannie Mae and Freddie Mac, as well as through the Federal Housing Administration (FHA), was essential to maintaining the flow of mortgage liquidity to support housing. Private mortgage financing through securitization had ceased and banks were unable to fill the void as their balance sheets were generally under pressure.

More recently, we have observed the resurgence of other private asset-backed securities (ABS) markets (e.g., credit cards, auto loans, and now CMBS) which are now up and functioning while RMBS issuance has barely budged. Many have asked, “Why?” To us, there are several contributing factors, but none more relevant than the historically high level of attractive government financing that is currently crowding out traditional private market participants.

Major banks are benefiting from government involvement by selling about 90% of their mortgage originations to GSEs such as Fannie Mae and Freddie Mac. Further, banks currently have low funding costs and ample balance sheet capacity to retain the remaining jumbo mortgage loans that do not conform to government loan limits or product standards. As a result, there is little financial motivation for banks to securitize loans or sell loans to third parties such as Redwood for private securitization. However, we believe that the Obama Administration’s recommendations, if enacted, would significantly change this market dynamic.

We acknowledge concerns expressed by some market participants that any reduction to the current level of government support for housing at a time when the private markets are not fully functioning could cause credit to become scarcer and mortgage rates to increase. On the other hand, many believe that the excessive government support is the biggest reason for the dearth of private securitizations. To strike the right balance, we believe the status quo is an unsustainable burden on taxpayers and needs to be tested through a gradual, well-planned process that has safeguards at each incremental phase to ensure that the private sector is ready to step up and offer attractive mortgage financing as the government steps back.

Regardless of where housing finance reform takes us, we are encouraged to see dialogue and debate of the issues rather than just postponing discussion of reform to the future. Meanwhile, we believe temporary loan limits for high cost areas will likely be allowed to “expire” on September 30, 2011. Lowering loan limits — which help determine how big a role the GSEs play in housing finance — is an easy way to effectively make a “first step” in GSE reform. Lowering loan limits makes sense in the context of home price declines, it limits the additional burden to the taxpayer, and it opens a door for the private sector to return to financing mortgages in a more significant way.

Outlook

We are building for the future, which requires patience by management and especially by shareholders. We continue to expect our residential portfolio business to generate the majority of our interest income in 2011, and we expect yields on these securities to remain relatively stable over time. However, we have laid a strong foundation for our commercial and residential loan businesses and expect an increasing amount of our earnings to come from these businesses over time.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $15 million ($0.18 per share) for the fourth quarter of 2010, as compared to $40 million ($0.51 per share) for the fourth quarter of 2009. Our reported GAAP net income was $110 million ($1.36 per share) for 2010, as compared to $39 million ($0.55 per share) for 2009. We declared regular quarterly dividends of $0.25 per share for all four quarters of 2010 and 2009.

The following table presents the components of our GAAP net income (loss) for the three and twelve months ended December 31, 2010 and 2009.

Table 1 Net Income

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands, Except Share Data)	2010	2009	2010	2009
Interest income	$55,753	$61,796	$230,054	$287,877
Interest expense	(21,624)	(20,524)	(84,664)	(132,003)
Net interest income	34,129	41,272	145,390	155,874
Provision for loan losses	(7,902)	(8,997)	(24,135)	(49,573)
Market valuation adjustments, net	380	(4,191)	(19,554)	(87,628)
Net interest income after provision and market valuation adjustments	26,607	28,084	101,701	18,673
Operating expenses	(12,937)	(10,880)	(53,715)	(46,995)
Realized gains on sales and calls, net	1,512	19,618	63,496	63,166
(Provision for) benefit from income taxes	(26)	3,613	(280)	4,268
Less: Net income (loss) attributable to noncontrolling interest	447	143	1,150	(83)
Net Income	$14,709	$40,292	$110,052	$39,195
Diluted weighted average common shares outstanding	78,944,301	78,101,232	78,810,949	68,990,891
Net earnings per share	$0.18	$0.51	$1.36	$0.55

Net Interest Income after Provision and Market Valuation Adjustments (MVA)

Net interest income after provision and MVA was $27 million for the fourth quarter of 2010, as compared to $28 million for the fourth quarter of 2009, a decrease of $1 million. Net interest income after provision and MVA was $102 million for the year ended December 31, 2010, as compared to $19 million for the year ended December 31, 2009, an increase of $83 million. These results reflect a decline in net interest income due to lower principal balances on securities and loans at consolidating entities. The decline was more than offset by a significantly reduced provision for loan losses for the Sequoia entities due to a deceleration in borrower defaults, as well as a significant reduction in negative market valuation adjustments.

The following table details the components of market valuation adjustments for the three and twelve months ended December 31, 2010 and 2009.

Table 2 Components of MVA

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands)	2010	2009	2010	2009
Commercial real estate loans (fair value)	$631	$9,330	$7,979	$3,611
Residential real estate loans (held-for-sale)	127	105	462	19
Trading securities	36,758	15,095	102,612	22,176
Impairment on AFS securities	(1,144)	(2,288)	(9,887)	(73,758)
REO	(639)	461	(2,617)	(2,036)
Risk management derivatives	16,643	5,586	(46,408)	18,598
ABS issued – Acacia	(51,996)	(32,479)	(71,695)	(56,238)
Total Market Valuation Adjustments, Net	$380	$(4,190)	$(19,554)	$(87,628)

Market valuation adjustments, net, was positive $380 thousand for the fourth quarter of 2010, as compared to negative $4 million for the fourth quarter of 2009, an increase of $4 million. This increase was primarily a result of increased valuations and balances of risk management derivatives and fewer impairments on AFS securities, partially offset by stabilizing valuations of commercial loans. Negative market valuation adjustments, net, decreased $68 million from $88 million in 2009 to $20 million in 2010. This decrease in negative market valuations was primarily a result of fewer impairments on AFS securities and increasing valuations of commercial loans, partially offset by declining valuations on risk management derivatives.

Operating Expenses

Operating expenses were $13 million and $11 million for the fourth quarters of 2010 and 2009, respectively. This $2 million increase was predominantly due to differences in the timing of the recognition of variable compensation expenses. Operating expenses were $54 million and $47 million for 2010 and 2009, respectively. This increase was largely due to a $4 million non-recurring equity compensation expense related to the accelerated vesting of equity awards from the announced retirement of our former Chief Executive Officer. The remaining increase was primarily the result of a rise in our operating expenses associated with the expansion of our residential and commercial businesses. Another factor contributing to the increase in operating expenses in 2010, as compared to 2009 was an increase in legal expenses.

The following table presents the components of operating expenses for the three and twelve months ended December 31, 2010 and 2009.

Table 3 Operating Expenses

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands)	2010	2009	2010	2009
Fixed compensation expense	$3,402	$3,262	$14,487	$14,526
Variable compensation expense	2,152	566	7,542	7,470
Equity compensation expense	1,710	1,554	11,353	6,105
Severance expense	—	—	358	486
Total compensation expense	7,264	5,382	33,740	28,587
Systems	2,127	2,285	7,658	7,012
Office costs	1,689	1,930	7,027	7,047
Accounting and legal	1,504	1,028	3,866	2,904
Other operating expenses	352	255	1,424	1,445
Total Operating Expenses	$12,936	$10,880	$53,715	$46,995

Operating expenses of $47 million for the year ended December 31, 2009, were $14 million lower than our operating expenses of $61 million for the year ended December 31, 2008. The decline was due to a $6 million decrease in total compensation expense, a $5 million decrease in legal and accounting expenses, and a $3 million decrease in systems and other operating expenses.

Realized Gains on Sales and Calls, Net

The following table details the components of realized gains on sales and calls, net, for the three and twelve months ended December 31, 2010 and 2009.

Table 4 Realized Gains on Sales and Calls, Net

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands)	2010	2009	2010	2009
Net gains on sales of real estate securities	$437	$19,618	$53,649	$37,752
Net gains on repurchase of Sequoia ABS	119	—	7,078	—
Net gains on extinguishment of debt	230	—	547	6,843
Net gains on calls	726	—	2,220	—
Net losses on U.S. Treasuries	—	—	2	—
Gains on deconsolidation	—	—	—	18,571
Total Realized Gains on Sales and Calls, Net	$1,512	$19,618	$63,496	$63,166

Realized gains on sales and calls, net, were $2 million for the fourth quarter of 2010, as compared to $20 million for the fourth quarter of 2009, a decrease of $18 million. This decrease was primarily due to $20 million of realized gains on sales of securities during the fourth quarter of 2009. Realized gains on sales and calls, net, were $63 million for both the years months ended December 31, 2010 and 2009. There were no gains on deconsolidation recognized for the year ended December 31, 2010, as compared to $19 million for the year ended December 31, 2009. Realized gains on sales and calls, net, were $9 million for the year ended 2008 and included $6 million of gains from deconsolidations.

The “Results of Operations and Financial Condition” section of this Management’s Discussion and Analysis contains a detailed analysis of the components of net income.

Income (Loss) for Federal Tax Purposes

Our estimated total taxable loss was $6 million ($0.07 per share) for the fourth quarter of 2010, as compared to a taxable loss of $35 million ($0.44 per share) for the fourth quarter of 2009. Our estimated REIT taxable income was less than $0.1 million ($0.00 per share) for the fourth quarter of 2010, as compared to a REIT taxable loss of $26 million ($0.33 per share) for the fourth quarter of 2009. The increase in estimated taxable income was primarily due to a decrease in realized credit losses on subordinate securities. Total realized credit losses for the fourth quarters of 2010 and 2009 were $20 million ($0.25 per share) and $54 million ($0.70 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

Summary of Financial Condition, Capital Resources, and Liquidity

At December 31, 2010, our total capital was $1.2 billion, including $1.1 billion in stockholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs.

In recent years, our cash balances were a relatively good proxy for the amount of excess capital we had available to invest since we were directly funding our long-term investments with cash. More recently, we have been using cash, along with short-term borrowings, to fund the accumulation of residential loans prior to securitization. As a result, our cash balance now and going forward will reveal little about the capital we have available for long-term investments. We therefore do not believe that the drop in our cash balances from $189 million at September 30, 2010 to $47 million at December 31, 2010, is a meaningful indicator of our investment capacity.

To gauge the amount of capital readily available for long-term investment, we look at the amount of the cash we estimate we could raise by financing all our residential loans with short-term borrowings less the amount of cash we estimate we would need over the short-term for operations, working capital, and liquidity needs. On this basis, our investment capacity has increased slightly from $222 million at September 30, 2010, to $224 million at December 31, 2010. Through February 24, 2011, our investment capacity has not changed significantly.

We intend to more fully employ our capital in 2011, which will involve additional increases in borrowing activity. Our estimates of investment capacity presume that we are able to borrow on a secured basis. We continue to closely monitor our liquidity risk and manage our capital through our risk-adjusted capital policy that has served us well since the company was founded.

In the near term, we do not anticipate a need to issue additional equity. Although we plan to invest much of our excess capital in 2011, we are more likely to look to our residential securities portfolio as a source of liquidity for additional investment capacity. We also believe we could raise additional investment capital by permanently financing a portion of our securities portfolio either through a resecuritization or by other means. We always retain the flexibility to raise equity capital in the future, but we seek to ask shareholders for new capital only when we believe we have accretive investment opportunities that exceed our investment capacity.

GAAP and Economic Book Value

The following supplemental non-GAAP components of book value illustrate our assets and liabilities at December 31, 2010, as estimated under GAAP and as estimated using fair values for our investments and long-term debt. We show our investments in the Fund and the Sequoia and Acacia entities as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. Accordingly, we determine the estimated economic value of these investments directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. We also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP to determine our estimated economic book value.

Table 5 GAAP and Economic Book Value at December 31, 2010

(In Millions, Except per Share Data)	GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$47	$		$47
Real estate loans
Residential	255			255
Commercial	30			30
Total real estate loans at Redwood	285			285
Real estate securities at Redwood
Residential	814			814
Commercial	8			8
CDO	1			1
Total real estate securities at Redwood	823			823
Investments in the Fund	14			14
Investments in Sequoia	87		(9)	78
Investments in Acacia	4		(3)	1
Other assets	35			35
Total assets	1,295			1,283
Short-term debt	(44)			(44)
Long-term debt	(140)		65	(75)
Other liabilities	(46)			(46)
Stockholders’ Equity	$1,065			$1,118
Book Value Per Share	$13.63			$14.31

During the fourth quarter of 2010, our GAAP book value increased by $0.61 per share to $13.63 per share. The increase resulted from $0.18 per share from reported earnings, $0.39 per share from net valuation increases on securities not reflected in earnings, $0.27 per share from an increase in value of hedges related to long-term debt, and $0.02 per share from other items, less $0.25 per share from dividends paid to shareholders.

During the fourth quarter of 2010, our estimate of non-GAAP economic value increased by $0.58 per share to $14.31 per share. The increase resulted from $0.80 per share in cash flows and net positive market valuation adjustments on our securities and investments, $0.12 per share from the hedged valuation increase related to our long-term debt, plus $0.05 per share from changes in working capital and other items, less $0.14 per share of cash operating and interest expense and $0.25 per share of dividends paid to shareholders.

Cash and Cash Equivalents

At December 31, 2010, we had $47 million in cash and cash equivalents, a decrease of $142 million from $189 million at September 30, 2010. This decrease is primarily attributable to the acquisition of residential mortgage loans during the fourth quarter that we are accumulating to securitize.

As a supplement to the Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K, the following table details our sources and uses of cash for the year ended December 31, 2010. This table illustrates our cash balances at December 31, 2009, September 30, 2010, and December 31, 2010 (all GAAP amounts), and the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 6 Sources and Uses of Cash

(In Millions)	Three Months Ended December 31, 2010	Year Ended December 31, 2010
Beginning Cash Balance	$189	$243
Sources of Cash(1)
Loans at Redwood	6	6
Securities at Redwood – Principal and Interest
Residential senior	42	160
Residential Re-REMIC	2	9
Residential subordinate	8	33
Commercial and CDO	1	5
Securities at Redwood – Sales	—	240
Investments in Consolidated Entities(2)	11	47
Short-term debt financing	44	44
Derivative margin returned, net	26	—
Changes in working capital	3	2
Total Sources of Cash	$143	$546
Uses of Cash
Acquisitions of residential loans	(195)	(287)
Originations of commercial loans	(30)	—
Acquisitions of securities(3)	(29)	(289)
Investment in New Sequoia	—	(28)
Cash operating expenses	(9)	(43)
Derivative margin posted, net	—	(11)
Interest expense on long-term debt	(2)	(6)
Dividends	(20)	(80)
Total Uses of Cash	(285)	(742)
Net Uses of Cash	(142)	(196)
Ending Cash Balance	$47	$47

(1)	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments is not necessarily reflective of the long-term economic yield we will earn on the investments in a given period; and, (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period.
(2)	This table excludes the gross cash flow generated by our investments in the Fund, Sequoia, and Acacia entities (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(3)	Total acquisitions of securities in the fourth quarter of 2010 were $26 million. Securities acquisitions of $3 million made in the third quarter that did not settle until early October are also reflected in this table.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at December 31, 2010. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 7 Securities at Redwood by Vintage and as a Percentage of Total Securities

December 31, 2010 (In Millions)	2004 & Earlier	20005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$13	$228	$75	$316	38%
Non-prime	117	220	9	346	42%
Total Senior	130	448	84	662	80%
Re-REMIC prime	6	12	67	85	10%
Subordinate
Prime	42	7	5	54	7%
Non-prime	13	—	—	13	2%
Total Subordinate	55	7	5	67	9%
Total Residential	191	467	156	814	99%
Commercial	7	1	—	8	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$198	$469	$156	$823	100%

During the fourth quarter of 2010, our securities portfolio increased from $797 million to $823 million. This change is attributable to acquisitions of $26 million and price appreciation of $29 million, offset by principal paydowns of $29 million. Our fourth quarter acquisitions included $6 million of prime senior securities, $1 million of non-prime senior securities, $15 million of prime subordinate securities, and $4 million of non-prime subordinate securities. Of the $26 million of securities acquired, $24 million were from 2005 and earlier vintages.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At December 31, 2010, we had net unrealized gains of $112 million recorded to cumulative other comprehensive income (loss), a component of stockholders’ equity, a $47 million increase from the net unrealized gains of $65 million at December 31, 2009. The following table presents the activity related to unrealized gains and losses on securities and derivatives.

Table 8 Cumulative Other Comprehensive Income (Loss)

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2009	$73	$42	$(25)	$1	$(3)	$(23)	$65
OTTI recognized in OCI	—	—	(8)	—	—	—	(8)
Net unrealized gain (loss) on real estate securities	14	10	29	—	(1)	—	52
Net unrealized loss on interest rate agreements	—	—	—	—	—	(10)	(10)
Reclassification:
Other-than-temporary impairment to net income	2	—	9	—	—	—	11
Unrealized loss to noncontrolling interest	(2)	—	—	—	—	—	(2)
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	4	4
Cumulative Income (Loss) Recognized in Stockholders’ Equity at December 31, 2010	$87	$52	$5	$1	$(4)	$(29)	$112

During 2010, $11 million of net unrealized losses were reclassified to earnings upon recognition of other-than-temporary impairment (OTTI), $8 million of OTTI were recognized in unrealized losses, and $52 million of fair value increases in securities were recognized in net unrealized gains. A portion of these fair value changes, $2 million for 2010, was attributable to AFS securities owned at the Fund and reclassified to noncontrolling interest.

At December 31, 2010, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $29 million, a $6 million increase from the net unrealized loss of $23 million at December 31, 2009. During 2010, $4 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $10 million of valuation declines associated with derivatives currently accounted for cash flow hedges were recognized in other comprehensive income (loss).

Investments in the Fund and Securitization Entities

The GAAP reported value of our investments in the Fund, Sequoia entities, and Acacia entities totaled $105 million, or 10% of our equity at December 31, 2010.

The fair value (which equals GAAP carrying value) of our investment in the Fund was $14 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

The GAAP carrying value of our investments in Sequoia entities was $87 million and the fair value was $78 million. The $78 million of fair value consists of $48 million of interest-only securities (IOs) and $30 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities. For GAAP, we account for the assets and liabilities at historical cost and the net $87 million carrying value represents the difference between the carrying costs of the assets ($3.6 billion at December 31, 2010) and liabilities ($3.5 billion at December 31, 2010) owned by the Sequoia entities.

The GAAP carrying value and fair value of our investments in Acacia entities was $4 million and $1 million, respectively, at December 31, 2010. The fair value primarily reflects the value of future management fees we expect to receive from Acacia entities. The equity interests and securities we own in the Acacia entities have minimal value.

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

Results of Operations and Financial Condition

The tables below present the results of Redwood (Parent), New Sequoia (Sequoia securitization entities created in 2010 and subsequent periods), and other consolidated entities and supplement our consolidated GAAP results for the years ended December 31, 2010, 2009, and 2008. The consolidating balance sheet presents the New Sequoia securitization entity separately from all other consolidated entities to highlight our renewed focus on growing our core business of creating residential credit investments. Other consolidated entities include the Fund, Sequoia entities issued prior to 2010, and Acacia entities that have been consolidated for financial reporting purposes.

Table 9 Consolidating Income Statements

	Year Ended December 31, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$107,594	$5,740	$116,720	$—	$230,054
Interest expense	(8,345)	(4,529)	(71,790)	—	(84,664)
Net interest income	99,249	1,211	44,930	—	145,390
Provision for loan losses	—	(25)	(24,110)	—	(24,135)
Market valuation adjustments, net	(4,287)	—	(15,267)	—	(19,554)
Net interest income after provision and market valuation adjustments	94,962	1,186	5,553	—	101,701
Operating expenses	(53,125)	—	(590)	—	(53,715)
Realized gains on sales and calls, net	56,498	—	6,998	—	63,496
Income from New Sequoia	1,186	—	—	(1,186)	—
Income from Other Consolidated Entities	10,811	—	—	(10,811)	—
Noncontrolling interest	—	—	(1,150)	—	(1,150)
Net income before provision for taxes	110,332	1,186	10,811	(11,997)	110,332
Provision for income taxes	(280)	—	—	—	(280)
Net Income	$110,052	$1,186	$10,811	$(11,997)	$110,052

	Year Ended December 31, 2009
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,871	$—	$190,006	$—	$287,877
Interest expense	(5,785)	—	(126,218)	—	(132,003)
Net interest income	92,086	—	63,788	—	155,874
Provision for loan losses	—	—	(49,573)	—	(49,573)
Market valuation adjustments, net	(68,466)	—	(19,162)	—	(87,628)
Net interest income (loss) after provision and market valuation adjustments	23,620	—	(4,947)	—	18,673
Operating expenses	(45,113)	—	(1,882)	—	(46,995)
Realized gains on sales and calls, net	44,506	—	18,660	—	63,166
Income from New Sequoia	—	—	—	—	—
Income from Other Consolidated Entities	11,914	—	—	(11,914)	—
Noncontrolling interest	—	—	83	—	83
Net income before provision for taxes	34,927	—	11,914	(11,914)	34,927
Benefit from income taxes	4,268	—	—	—	4,268
Net Income	$39,195	$—	$11,914	$(11,914)	$39,195

	Year Ended December 31, 2008
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,688	$—	$476,480	$(6,623)	$567,545
Interest expense	(9,593)	—	(417,901)	10,825	(416,669)
Net interest income	88,095	—	58,579	4,202	150,876
Provision for loan losses	—	—	(55,111)	—	(55,111)
Market valuation adjustments, net	(390,007)	—	(102,895)	—	(492,902)
Net interest (loss) income after provision and market valuation adjustments	(301,912)	—	(99,427)	4,202	(397,137)
Operating expenses	(60,622)	—	(1,472)	1,188	(60,906)
Realized gains on sales and calls, net	984	—	7,527	—	8,511
Income from New Sequoia	—	—	—	—	—
Loss from Other Consolidated Entities	(91,436)	—	—	91,436	—
Noncontrolling interest	—	—	1,936	—	1,936
Net (loss) income before provision for taxes	(452,986)	—	(91,436)	96,826	(447,596)
Benefit from income taxes	3,210	—	—	—	3,210
Net (Loss) Income	$(449,776)	$—	$(91,436)	$96,826	$(444,386)

At December 31, 2010, 77% of our consolidated assets and 94% of our consolidated liabilities were owned at the consolidated Sequoia, Acacia, and Fund entities that we sponsor. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s liabilities are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not obligations of Redwood.

The following tables present the components of our non-GAAP consolidating balance sheet at December 31, 2010 and 2009.

Table 10 Consolidating Balance Sheet

December 31, 2010 (In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$285,473	$145,028	$3,416,980	$—	$3,847,481
Real estate securities, at fair value:
Trading securities	21,354	—	308,363	—	329,717
Available-for-sale securities	801,863	—	23,256	—	825,119
Other investments	—	—	—	—	—
Cash and cash equivalents	46,937	—	—	—	46,937
Investment in the New Sequoia	23,321	—	—	(23,321)	—
Investment in Other Consolidated Entities	80,931	—	—	(80,931)	—
Total earning assets	1,259,879	145,028	3,748,599	(104,252)	5,049,254
Other assets	34,584	1,879	57,971	—	94,434
Total Assets	$1,294,463	$146,907	$3,806,570	$(104,252)	$5,143,688
Short-term debt	$44,137	$—	$—	$—	$44,137
Other liabilities	46,073	440	76,368	—	122,881
Asset-backed securities issued	—	123,146	3,638,432	—	3,761,578
Long-term debt	139,500	—	—	—	139,500
Total liabilities	229,710	123,586	3,714,800	—	4,068,096
Stockholders’ equity	1,064,753	23,321	80,931	(104,252)	1,064,753
Noncontrolling interest	—	—	10,839	—	10,839
Total equity	1,064,753	23,321	91,770	(104,252)	1,075,592
Total Liabilities and Equity	$1,294,463	$146,907	$3,806,570	$(104,252)	$5,143,688

December 31, 2009 (In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Real estate loans	$2,618	$—	$3,736,636	$—	$3,739,254
Real estate securities, at fair value:
Trading securities	7,843	—	269,431	—	277,274
Available-for-sale securities	773,520	—	36,951	—	810,471
Other investments	—	—	20,371	—	20,371
Cash and cash equivalents	242,818	—	—	—	242,818
Investment in the New Sequoia	—	—	—	—	—
Investment in Other Consolidated Entities	96,850	—	—	(96,850)	—
Total earning assets	1,123,649	—	4,063,389	(96,850)	5,090,188
Other assets	21,720	—	140,742	—	162,462
Total Assets	$1,145,369	$—	$4,204,131	$(96,850)	$5,252,650
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	33,648	—	147,382	—	181,030
Asset-backed securities issued	—	—	3,942,529	—	3,942,529
Long-term debt	140,000	—	—	—	140,000
Total liabilities	173,648	—	4,089,911	—	4,263,559
Stockholders’ equity	971,721	—	96,850	(96,850)	971,721
Noncontrolling interest	—	—	17,370	—	17,370
Total equity	971,721	—	114,220	(96,850)	989,091
Total Liabilities and Equity	$1,145,369	$—	$4,204,131	$(96,850)	$5,252,650

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after MVA at Redwood was $95 million in 2010, as compared to $24 million in 2009 and negative $302 million in 2008. The following tables present the components of net interest income earned after MVA at Redwood for the years ended December 31, 2010, 2009, and 2008.

Table 11 Net Interest Income after MVA at Redwood (Parent)

	Years Ended December 31,
	2010			2009
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$2,421	$48,064	5.04%	$170	$2,415	7.04%
Commercial real estate loans	448	3,735	11.99%	30	247	12.17%
Trading securities	10,107	20,127	50.22%	6,179	4,878	126.67%
Available-for-sale securities	94,392	659,863	14.30%	91,276	510,534	17.88%
Cash and cash equivalents	226	207,392	0.11%	216	244,192	0.09%
Total Interest Income	107,594	939,181	11.46%	97,871	762,266	12.84%
Interest Expense
Short-term debt	(81)	4,814	(1.68)%	—	—	—
Long-term debt(1)	(4,407)	138,466	(3.18)%	(5,785)	142,906	(4.05)%
Interest rate agreements(1)	(3,857)	138,466	(2.79)%	—	—	—
Total Interest Expense	(8,345)	143,280	(5.82)%	(5,785)	142,906	(4.05)%
Net Interest Income	99,249			92,086
Market valuation adjustments, net	(4,287)			(68,466)
Net Interest Income After MVA at Redwood	$94,962			$23,620

(1)	Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 5.97%.

	Years Ended December 31,
	2009			2008
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$170	$2,415	7.04%	$270	$3,722	7.25%
Commercial real estate loans	30	247	12.17%	30	250	12.00%
Trading securities	6,179	4,878	126.67%	7,512	23,351	32.17%
Available-for-sale securities	91,276	510,534	17.88%	85,324	338,173	25.23%
Cash and cash equivalents	216	244,192	0.09%	4,552	192,761	2.36%
Total Interest Income	97,871	762,266	12.84%	97,688	558,257	17.50%
Interest Expense
Short-term debt	—	—	—	(318)	8,771	(3.63)%
Long-term debt	(5,785)	142,906	(4.05)%	(9,275)	146,594	(6.33)%
Interest rate agreements	—	—	—	—	—	—
Total Interest Expense	(5,785)	142,906	(4.05)%	(9,593)	155,365	(6.17)%
Net Interest Income	92,086			88,095
Market valuation adjustments, net	(68,466)			(390,007)
Net Interest Income After MVA at Redwood	$23,620			$(301,912)

The $71 million increase in net interest income after MVA from 2009 to 2010 was primarily due to a decline in negative market valuation adjustments during 2010 due to lower impairment charges on subordinate securities, higher interest income of $10 million on securities and loans, and by lower long-term debt expenses.

The $326 million increase in net interest income after MVA from 2008 to 2009 was primarily due to a $322 million decrease in negative market valuation adjustments, as a result of fewer impairment charges on securities and a $4 million decrease in interest expense. Impairments recognized in 2008 were determined using GAAP guidance that was discontinued in 2009.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $99 million in 2010, as compared to $92 million in 2009 and $88 million in 2008. The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 12 Net Interest Income at Redwood (Parent) — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2010 and 2009
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2009			$92,086
Impact of Changes in Interest Income
Residential real estate loans	$3,213	$(962)	2,251
Commercial real estate loans	425	(7)	418
Trading securities	19,316	(15,388)	3,928
Available-for-sale securities	26,698	(23,582)	3,116
Cash and cash equivalents	(33)	43	10
Net changes in interest income	49,619	(39,896)	9,723
Impact of Changes in Interest Expense
Short-term debt	—	(81)	(81)
Long-term debt	180	(2,659)	(2,479)
Net changes in interest expense	180	(2,740)	(2,560)
Net changes in interest income and expense	49,799	(42,636)	7,163
Net Interest Income for the Year Ended December 31, 2010			$99,249

	Change in Net Interest Income For the Years Ended December 31, 2009 and 2008
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2008			$88,095
Impact of Changes in Interest Income
Residential real estate loans	$(95)	$(5)	(100)
Commercial real estate loans	—	—	—
Trading securities	(5,943)	4,610	(1,333)
Available-for-sale securities	43,488	(37,536)	5,952
Cash and cash equivalents	1,215	(5,551)	(4,336)
Net changes in interest income	38,665	(38,482)	183
Impact of Changes in Interest Expense
Short-term debt	318	—	318
Long-term debt	233	3,257	3,490
Net changes in interest expense	551	3,257	3,808
Net changes in interest income and expense	39,216	(35,225)	3,991
Net Interest Income for the Year Ended December 31, 2009			$92,086

The $7 million increase in net interest income from 2009 to 2010 was primarily due to a $10 million increase in interest income, as higher balances of interest earning asset overcame declining yields. This increase was partially offset by a $3 million increase in interest expense related to cash flow hedges entered into during the first quarter of 2010 to hedge the interest rate exposure on our long-term debt.

The $4 million increase in net interest income from 2008 to 2009 was primarily due to a $4 million decrease in interest expense on long-term debt as benchmark LIBOR rates declined between 2008 and 2009.

Interest Income at Redwood (Parent)

Interest income at Redwood was $108 million in 2010, as compared to $98 million in both 2009 and 2008. Of these amounts, approximately 88%, 93%, and 87%, respectively, was derived from interest income earned on AFS securities for the years ended December 31, 2010, 2009, and 2008. The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2010, 2009, and 2008.

Table 13 Interest Income — AFS Securities at Redwood (Parent)

Year Ended December 31, 2010

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$27,980	$40,480	$68,460	$567,878	4.93%	7.13%	12.06%
Re-REMIC	7,983	(1,778)	6,205	36,556	21.84%	(4.86)%	16.98%
Subordinate	12,562	2,898	15,460	48,103	26.11%	6.02%	32.13%
Total Residential	48,525	41,600	90,125	652,537	7.44%	6.38%	13.82%
Commercial	4,405	(241)	4,164	7,325	60.14%	(3.29)%	56.85%
CDO	208	(105)	103	—	N/A	N/A	N/A
Total AFS Securities	$53,138	$41,254	$94,392	$659,862	8.05%	6.25%	14.30%

Year Ended December 31, 2009

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$25,831	$27,683	$53,514	$394,056	6.55%	7.03%	13.58%
Re-REMIC	8,816	(2,192)	6,624	42,862	20.57%	(5.11)%	15.46%
Subordinate	24,937	452	25,389	50,492	49.39%	0.90%	50.29%
Total Residential	59,584	25,943	85,527	487,410	12.22%	5.32%	17.54%
Commercial	12,174	(6,650)	5,524	23,114	52.67%	(28.77)%	23.90%
CDO	250	(25)	225	11	N/A	N/A	N/A
Total AFS Securities	$72,008	$19,268	$91,276	$510,535	14.10%	3.77%	17.87%

Year Ended December 31, 2008

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$3,003	$3,308	$6,311	$64,268	4.67%	5.15%	9.82%
Re-REMIC	—	—	—	—	N/A	N/A	N/A
Subordinate	39,538	27,509	67,047	160,348	24.66%	17.16%	41.82%
Total Residential	42,541	30,817	73,358	224,616	18.94%	13.72%	32.66%
Commercial	23,707	(12,392)	11,315	112,892	21.00%	(10.98)%	10.02%
CDO	651	—	651	665	N/A	N/A	N/A
Total AFS Securities	$66,899	$18,425	$85,324	338,173	19.78%	5.45%	25.23%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from trading securities at Redwood was $10 million in 2010, as compared to $6 million in 2009 and $8 million in 2008. The $4 million increase from 2009 to 2010 was primarily the result of $17 million of acquisitions, which increased the average balances of our trading securities. During 2009, we generated $4 million of interest income from trading securities with a very low aggregate market value, resulting in a high yield relative to our total cost basis.

The majority of the trading securities at Redwood are inverse interest-only certificates. These securities have yields that are inversely related to changes in interest rates. With short-term rates declining in 2010, these investments benefitted from significant cash flows. However, as interest rates increase, yields and cash received on these investments may decline. Changes in fair value of these securities are recorded in the market valuation adjustment line item on our Consolidated Statements of Income (Loss).

Market Valuation Adjustments (MVA) at Redwood

The following table shows the impact of market valuation adjustments and impairments on our consolidated statements of income (loss) for the years ended December 31, 2010, 2009, and 2008.

Table 14 MVA at Redwood (Parent)

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Trading securities	$3,832	$(2,134)	$(23,373)
Residential real estate loans (held-for-sale)	384	(200)	(1,753)
Risk management derivatives	(380)	855	(6,819)
Impairment on AFS securities	(8,123)	(66,987)	(358,062)
Total Market Valuation Adjustments, Net	$(4,287)	$(68,466)	$(390,007)

MVA — Trading securities

During 2010, we acquired $17 million of inverse interest-only securities and classified these securities as trading for accounting purposes. We recognized positive market valuation adjustments on all trading securities of $4 million in 2010, primarily as a result of low short-term interest rates and slow prepayments.

MVA — Impairment on AFS securities

At Redwood, we classify most securities as AFS and report any unrealized gains and losses, as well as any OTTI not related to credit factors, as components of stockholders’ equity in our consolidated balance sheet. Any OTTI on AFS securities that is related to adverse credit factors is recorded through our consolidated statement of income (loss). Similarly, any unrealized losses on AFS securities that we no longer intend to hold as of the date of the financial statements is recorded as OTTI through our consolidated statements of income (loss).

In 2010, we recognized an aggregate $16 million of OTTI on AFS securities at Redwood. Of this amount, $8 million was related to credit factors and recognized in our consolidated statement of income (loss), and the remaining $8 million was recognized as a reduction in stockholders’ equity.

In 2009, we recognized an aggregate $89 million of OTTI on AFS securities at Redwood. Of this amount, $67 million was related to credit factors and recognized in our consolidated statement of income, and the remaining $22 million was recognized as a reduction in stockholders’ equity. In the second quarter of 2009, we adopted new accounting guidance for OTTI. As part of this adoption, we were required to evaluate $431 million of OTTI on our AFS securities that was previously expensed through our consolidated statements of income (loss). After evaluating this OTTI, we determined that $58 million, net of tax, was related to non-credit factors and $373 million was related to credit factors. The $58 million was reclassified to accumulated other comprehensive income (loss), effectively increasing retained earnings and decreasing accumulated comprehensive income (loss) to result in zero net impact to our reported stockholders’ equity and noncontrolling interest.

In 2008, we recognized an aggregate $358 million of OTTI on AFS securities at Redwood. This amount was determined under previous GAAP guidance, which did not distinguish between credit and non-credit related factors. As a result, all OTTI in 2008 was recognized in our consolidated statement of income (loss).

Earning Assets — Redwood (Parent)

Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

During the third quarter of 2010, we began acquiring newly originated prime quality jumbo loans through our Sequoia securitization program. The following table details outstanding balances for these loans by product type as of December 31, 2010.

Table 15 Residential Real Estate Loan Characteristics at Redwood (Parent)

December 31, 2010 (Dollars in Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$142,027	4.87%
Hybrid	111,452	4.70%
Total Outstanding Principal	$253,479	4.79%

Commercial Real Estate Loans Held-for-Investment at Redwood (Parent)

During the fourth quarter of 2010, Redwood began investing in commercial loans through its origination of three commercial loans with an outstanding principal balance of $31 million. At December 31, 2010, there were four commercial loans held-for-investment, one of which was purchased prior to 2010, with an outstanding principal value of $31 million and a carrying value of $31 million. At December 31, 2009, there were two commercial loans held-for-investment with an outstanding principal value of $11 million and a carrying value of $0.2 million.

Derivative Financial Instruments at Redwood (Parent)

In order to manage risks associated with residential loans we own or plan to acquire in order to securitize, at December 31, 2010, Redwood was party to interest rate agreements with an aggregate notional amount of $70 million, “To Be Announced” contracts sold with a notional amount of $159 million, Treasury futures contracts sold with a notional amount of $13 million, and Eurodollar futures contracts sold with a notional amount of $645 million. These Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset for risk management, consecutively maturing contracts are required, resulting in a stated notional amount that can be significantly greater than the corresponding amount of loans for which interest rate risk is being managed.

To hedge the variability in interest expense related to our long-term debt we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at December 31, 2010. We designated these derivatives as cash flow hedges. For the year ended December 31, 2010, these hedges decreased in value by $11 million, of which $1 million was recorded as a component of interest expense and the remaining $10 million was recorded as a reduction to accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

The following tables provide real estate securities activity at Redwood for the years ended December 31, 2010 and 2009.

Table 16 Real Estate Securities Activity at Redwood (Parent)

Year Ended December 31, 2010

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$644,160	$105,951	$20,805	$9,200	$1,247	$781,363
Acquisitions	241,014	—	37,779	—	—	278,793
Sales	(184,597)	(55,485)	—	—	—	(240,082)
Gains on sales and calls, net	28,453	25,593	2,220	—	—	56,266
Effect of principal payments	(96,448)	—	(4,243)	—	—	(100,691)
Change in fair value, net	29,416	9,018	11,047	(1,704)	(209)	47,568
Ending Fair Value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217

Year Ended December 31, 2009

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$93,785	$—	$51,100	$42,490	$3,610	$190,985
Acquisitions	665,618	84,002	3,219	—	—	752,839
Sales	(157,581)	(30,491)	(1,409)	(8,148)	—	(197,629)
Gains on sales and calls, net	21,388	13,123	—	3,370	—	37,881
Effect of principal payments	(63,586)	—	(3,630)	—	(37)	(67,253)
Change in fair value, net	84,536	39,317	(28,475)	(28,512)	(2,326)	64,540
Ending Fair Value	$644,160	$105,951	$20,805	$9,200	$1,247	$781,363

The following tables present the carrying value (which equals fair value) as a percent of face value for securities owned at Redwood at December 31, 2010 and 2009.

Table 17 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood (Parent)

December 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$228	88%	$75	90%	$316	88%
Non-prime	117	86%	220	82%	9	79%	346	83%
Total	130	86%	448	85%	84	89%	662	85%
Residential Re-REMIC	6	64%	12	66%	67	60%	85	61%
Residential Subordinate
Prime	42	25%	7	17%	5	8%	54	20%
Non-prime	13	46%	—	—	—	—	13	31%
Total	55	28%	7	17%	5	7%	67	21%
Commercial	7	17%	1	1%	—	—	8	8%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$198		$469		$156		$823

December 31, 2009 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%

Residential Senior
Prime	$14	81%	$248	81%	$67	76%	$329	80%
Non-prime	118	81%	183	72%	14	43%	315	73%
Total	132	81%	431	77%	81	67%	644	76%
Residential Re-REMIC	4	41%	13	41%	89	42%	106	41%
Residential Subordinate
Prime	15	8%	3	5%	2	2%	20	6%
Non-prime	—	—	1	11%	—	—	1	11%
Total	15	8%	4	5%	2	2%	21	5%
Commercial	7	16%	2	1%	—	—	9	6%
CDO	—	—	1	7%	—	—	1	7%
Total Securities at Redwood	$158		$451		$172		$781

Residential Securities at Redwood (Parent)

At December 31, 2010, the residential securities held at Redwood (Parent) consisted of fixed-rate assets (36%), adjustable-rate assets that reset within the next year (43%), hybrid assets that reset between 12 and 36 months (7%), and hybrid assets that reset after 36 months (14%).

The following tables present the components of carrying value at December 31, 2010 and 2009, for our residential securities.

Table 18 Carrying Value of Residential Securities at Redwood (Parent)

December 31, 2010 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$774,852	$139,426	$304,598
Credit reserve	(31,594)	(44,182)	(208,983)
Net unamortized discount	(187,983)	(62,471)	(34,431)
Amortized cost	555,275	32,773	61,184
Gross unrealized gains	88,339	52,304	11,499
Gross unrealized losses	(1,358)	—	(5,649)
Carrying value of AFS securities	642,256	85,077	67,034
Carrying value of trading securities	19,742	—	574
Total Carrying Value of Residential Securities	$661,998	$85,077	$67,608

December 31, 2009 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$836,430	$255,975	$419,810
Credit reserve	(23,366)	(81,726)	(353,619)
Net unamortized discount	(250,795)	(109,807)	(21,829)
Amortized cost	562,269	64,442	44,362
Gross unrealized gains	86,972	41,560	1,815
Gross unrealized losses	(11,164)	(51)	(25,909)
Carrying value of AFS securities	638,077	105,951	20,268
Carrying value of trading securities	6,083	—	537
Total Carrying Value of Residential Securities	$644,160	$105,951	$20,805

Senior Securities

The fair value of our senior AFS securities was equal to 83% of the face value of the portfolio at December 31, 2010, while our amortized cost was equal to 72% of the face value. The fair value and cost basis of our senior securities accounted for as trading securities was $20 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates, and to a lesser extent, credit results, and interest rates.

The loans underlying all of our residential senior securities totaled $22 billion at December 31, 2010, consisting of $12 billion prime and $10 billion non-prime. These loans are located nationwide with a large concentration in California (42%). Serious delinquencies (90+ days, in foreclosure or real estate owned) at December 31, 2010 were 11.99% of current balances. Serious delinquencies were 9.26% of current balances for loans in prime pools and 15.19% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our existing portfolio of re-REMIC securities consists of prime residential senior securities that were pooled and re-securitized in 2009 to create two-tranche structures; we own support securities within those structures. There were no credit losses in our re-REMIC portfolio during 2010. We anticipate losses, which were included in our acquisition assumptions, and have allocated $44 million of the purchase discount to credit reserves of the $139 million face value.

The fair value of our re-REMIC securities was equal to 61% of the face value of the portfolio at December 31, 2010, while our amortized cost was equal to 24% of the face value.

The loans underlying all of our residential re-REMIC securities totaled $6 billion at December 31, 2010, and are all prime credit quality. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or real estate owned) at December 31, 2010 were 9.05% of current balances.

Subordinate Securities

The fair value of our subordinate securities was equal to 22% of the face value at December 31, 2010, while our amortized cost was equal to 20% of the face value. Credit losses totaled $151 million in our residential subordinate portfolio in 2010, as compared to $453 million of losses in 2009. We expect future losses will extinguish the majority of the outstanding principal of these securities, as reflected by the $209 million of credit reserves we have provided for on the $305 million face value of those securities.

The loans underlying all of our residential subordinate securities totaled $43 billion at December 31, 2010, consisting of $38 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or real estate owned) at December 31, 2010 were 7.96% of current balances. Serious delinquencies were 5.81% of current balances for loans in prime pools and 26.70% of current balances for loans in non-prime pools.

Commercial Securities at Redwood (Parent)

We invest in commercial securities, which are secured by one or more loans on commercial properties. We have not acquired any commercial securities in three years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks taken.

At December 31, 2010, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $8 million and $9 million at December 31, 2010 and 2009, respectively. These securities provided credit enhancement on $20 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or real estate owned) underlying commercial subordinate securities were $1.2 billion at December 31, 2010, an increase of $468 million from December 31, 2009. Our credit reserve of $77 million on current face of $89 million at December 31, 2010, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities, as credit losses in excess of our investments in each securitization will be borne by other investors senior to us. Therefore a significant portion of our cash flow on these securities will come from coupon interest. Realized credit losses on our commercial securities were $70 million and $39 million in 2010 and 2009, respectively, and were charged against our designated credit reserve.

Results of Operations and Earning Assets — New Sequoia

During the second quarter of 2010, we acquired and transferred $238 million of prime, hybrid, first-lien, residential mortgage loans originated in 2009 into a Sequoia securitization entity that we sponsor and consolidate for financial reporting purposes. The weighted average FICO score for loans outstanding at origination was 768 and the weighted average original loan-to-value ratio (LTV) was 57%.

Voluntary prepayments of loans at this Sequoia entity have been high due to an increase in borrowers refinancing, as interest rates declined over the second half of the year. As of December 31, 2010, $93 million of outstanding principal had prepaid since issuance and the annualized prepayment rate was 52% constant prepayment rate (CPR). At December 31, 2010, the current outstanding principal value of loans at this Sequoia entity was $145 million. At December 31, 2010, none of these loans were delinquent.

The following table presents the net interest income at New Sequoia for the year ended December 31, 2010.

Table 19 Net Interest Income at New Sequoia

	Year Ended December 31, 2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$5,740	$132,712	4.33%
Interest Expense
ABS issued	(4,529)	119,628	(3.79) %
Net Interest Income	1,211
Provision for loan losses	(25)
Net Interest Income After Provision	$1,186

Net interest income at this Sequoia entity was $1 million for the year ended December 31, 2010. Our loan loss provision for the same period was $25 thousand.

Results of Operations — Other Consolidated Entities

The following tables present the net interest income (loss) at our other consolidated entities for the years ended December 31, 2010, 2009, and 2008. These entities include the Fund, all consolidated Sequoia entities issued prior to 2010, and the Acacia entities.

Table 20 Net Interest Income (Loss) at Other Consolidated Entities

	Years Ended December 31,
	2010			2009
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$57,244	$3,546,199	1.61%	$99,157	$4,123,409	2.40%
Commercial real estate loans	1,416	17,591	8.05%	1,262	8,782	14.37%
Trading securities	52,451	273,734	19.16%	82,462	273,572	30.14%
Available-for-sale securities	5,096	36,218	14.07%	8,399	57,833	14.52%
Other investments	15	7,271	0.21%	167	49,493	0.34%
Cash and cash equivalents	13	46,911	0.03%	150	64,043	0.23%
Total Interest Income	116,235	3,927,924	2.96%	191,597	4,577,132	4.19%
Interest Expense
ABS issued – Sequoia	(36,369)	3,477,574	(1.05)%	(72,629)	4,024,402	(1.80)%
ABS issued – Acacia	(31,022)	271,373	(11.43)%	(50,724)	295,779	(17.15)%
Interest rate agreements – Sequoia	(60)	3,477,574	(0.00)%	(86)	4,024,402	(0.00)%
Interest rate agreements – Acacia	(3,854)	271,373	(1.42)%	(4,370)	295,779	(1.48)%
Total Interest Expense	(71,305)	3,748,947	(1.90)%	(127,809)	4,320,181	(2.96)%
Net Interest Income	44,930			63,788
Provision for loan losses	(24,110)			(49,573)
Market valuation adjustments, net	(15,267)			(19,162)
Net Interest Income (Loss) After Provision and MVA	$5,553			$(4,947)

	Years Ended December 31,
	2009			2008
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$99,157	$4,123,409	2.40%	$305,293	$6,410,819	4.76%
Commercial real estate loans	1,262	8,782	14.37%	1,479	18,230	8.11%
Trading securities	82,462	273,572	30.14%	154,874	858,890	18.03%
Available-for-sale securities	8,399	57,833	14.52%	10,226	51,401	19.89%
Other investments	167	49,493	0.34%	2,305	78,517	2.94%
Cash and cash equivalents	150	64,043	0.23%	2,311	82,792	2.56%
Total Interest Income	191,597	4,577,132	4.19%	476,488	7,500,649	6.35%
Interest Expense
ABS issued – Sequoia	(72,629)	4,024,402	(1.80)%	(268,676)	6,233,433	(4.31)%
ABS issued – Acacia	(50,724)	295,779	(17.15)%	(132,714)	997,891	(13.30)%
Interest rate agreements – Sequoia	(86)	4,024,402	(0.00)%	(1,304)	6,233,433	(0.02)%
Interest rate agreements – Acacia	(4,370)	295,779	(1.48)%	(4,382)	997,891	(0.44)%
Total Interest Expense	(127,809)	4,320,181	(2.96)%	(407,076)	7,231,324	(5.63)%
Net Interest Income	63,788			69,412
Provision for loan losses	(49,573)			(55,111)
Market valuation adjustments, net	(19,162)			(102,880)
Net Interest (Loss) Income After Provision and MVA	$(4,947)			$(88,579)

The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”) at our consolidated entities.

Table 21 Net Interest Income at Other Consolidated Entities — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2010 and 2009
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2009			$63,788
Impact of Changes in Interest Income
Residential real estate loans	$(13,880)	$(28,033)	(41,913)
Commercial real estate loans	1,266	(1,112)	154
Trading securities	49	(30,060)	(30,011)
Available-for-sale securities	(3,139)	(164)	(3,303)
Other investments	(142)	(10)	(152)
Cash and cash equivalents	(40)	(97)	(137)
Net changes in interest income	(15,886)	(59,476)	(75,362)
Impact of Changes in Interest Expense
ABS issued – Sequoia	9,880	26,406	36,286
ABS issued – Acacia	4,546	15,672	20,218
Net changes in interest expense	14,426	42,078	56,504
Net changes in interest income and expense	(1,460)	(17,398)	(18,858)
Net Interest Income for the Year Ended December 31, 2010			$44,930

	Change in Net Interest Income For the Years Ended December 31, 2009 and 2008
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2008			$69,412
Changes in interest income
Residential real estate loans	$(108,930)	$(97,206)	(206,136)
Commercial real estate loans	(767)	550	(217)
Trading securities	(105,544)	33,132	(72,412)
Available-for-sale securities	1,280	(3,107)	(1,827)
Other investments	(852)	(1,286)	(2,138)
Cash and cash equivalents	(523)	(1,638)	(2,161)
Net changes in interest income	(215,336)	(69,555)	(284,891)
Changes in interest expense
ABS issued – Sequoia	95,677	101,588	197,265
ABS issued – Acacia	96,460	(14,458)	82,002
Net changes in interest expense	192,137	87,130	279,267
Net changes in interest income and expense	(23,199)	17,575	(5,624)
Net Interest Income for the Year Ended December 31, 2009			$63,788

Net interest income at our other consolidated entities was $45 million in 2010, as compared to $64 million in 2009, a decline of $19 million. This decline is primarily a result of a combination of lower benchmark interest rates and lower principal balances on loans and securities held at our other consolidated entities. Declines in interest income were partially offset by corresponding lower interest expense at our securitization entities.

Net interest income at our other consolidated entities was $64 million in 2009, as compared to $69 million in 2008, a decrease of $5 million. The decrease was mostly the result of the net effect of declining balances on our assets and liabilities and a decline in benchmark LIBOR rates.

Market Valuation Adjustments at Other Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income (loss) each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded through our consolidated statements of income (loss).

The following table shows the impact of market valuation adjustments and impairments on our consolidated statements of income (loss) and our consolidated balance sheets and for the years ended December 31, 2010, 2009, and 2008.

Table 22 MVA at Other Consolidated Entities

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Residential real estate loans (held-for-sale)	$(2,539)	$(1,817)	$(6,640)
Commercial real estate loans (fair value)	7,979	3,611	(11,171)
Trading securities	98,780	24,310	(1,271,628)
Impairment on AFS securities	(1,764)	(6,772)	(14,931)
Risk management derivatives	(46,028)	17,744	(105,822)
ABS issued – Acacia	(71,695)	(56,238)	1,307,297
Total Market Valuation Adjustments, Net	$(15,267)	$(19,162)	$(102,895)

For the years ended December 31, 2010, 2009, and 2008, there were (i) $11 million, $10 million, and $81 million, respectively, of net negative market valuation adjustments on the assets and liabilities at the consolidated Acacia entities; (ii) $2 million, $7 million, and $15 million, respectively, of negative market valuation adjustments on AFS securities at the Fund; and (iii) $2 million, $2 million, and $7 million of net negative market valuation adjustments on real estate owned (REO) properties at the Sequoia entities. All of these amounts were recognized through our consolidated statements of income (loss).

Loan Loss Provision at Sequoia

The provision for loan losses at Sequoia was $24 million for the year ended December 31, 2010, as compared to $50 million for the year ended December 31, 2009 and $55 million for the year ended December 31, 2008. At December 31, 2010, there were eight Sequoia entities we consolidate for which we have expensed aggregate loan loss provisions of $3 million in excess of our reported investment for GAAP purposes.

The decrease in the provision from 2009 to 2010 was primarily attributable to a gradual decline in our seriously delinquent loan population. The provision for loan losses exceeded net charge-offs of $16 million (or 0.42% of outstanding loan balances) and $16 million (or 0.44% of outstanding loan balances) for 2010 and 2009, respectively. This resulted in an increase of $8 million and $34 million in our allowance for loan losses for 2010 and 2009, respectively. These charge-offs were generated by $50 million and $58 million of defaulted loan principal for average implied loss severities of 32% and 28% for 2010 and 2009, respectively.

The decrease in the provision from 2008 to 2009 was primarily attributable to the derecognition of certain Sequoia entities at the end of 2008. The provision for loan losses exceeded net charge-offs of $16 million (or 0.44% of outstanding loan balances) and $15 million (or 0.33% of outstanding loan balances) for 2009 and 2008, respectively. This resulted in an increase of $34 million and $44 million in our allowance for loan losses for 2009 and 2008, respectively. These charge-offs were generated by $58 million and $55 million of defaulted loan principal in 2009 and 2008, respectively, for average implied loss severities of 28% for both 2009 and 2008.

The allowance for loan losses increased to $62 million (or 1.75% of outstanding loan balances) at December 31, 2010, from $54 million (or 1.45% of the outstanding loan balances) at December 31, 2009, and $36 million (or 0.77% of the outstanding loan balances) at December 31, 2008. Serious delinquencies on loans held by consolidated Sequoia entities (90+ days delinquent) decreased to $133 million (or 3.74% of outstanding loan balances) from $148 million (or 3.98% of outstanding loan balances) at December 31, 2009, and increased from $120 million (or 2.61% of outstanding loan balances) at December 31, 2008.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential real estate loans activity at the legacy Sequoia securitization entities during the years ended December 31, 2010 and 2009.

Table 23 Residential Real Estate Loans at Legacy Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2010	2009
Balance at beginning of period	$3,724,546	$4,644,486
Deconsolidation adjustment	—	(432,937)
Principal repayments	(278,105)	(393,482)
Charge-offs, net	15,923	16,271
Principal transfers to REO	(33,892)	(41,763)
Premium amortization	(7,232)	(18,456)
Provision for credit losses	(24,110)	(49,573)
Balance at End of Period	$3,397,130	$3,724,546

Loan Characteristics

The following table highlights unpaid principal balances for these consolidated Sequoia loans by product type. First lien prime quality ARM loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $142 million of hybrid loans held at Sequoia securitization entities at December 31, 2010, $66 million (or 47%) had reset as of December 31, 2010, and now act as ARM loans.

Table 24 Held-for-Investment Real Estate Loan Characteristics at Legacy Sequoia Entities

December 31, 2010 (Dollars in Thousands)	Principal Value	Percent of Total
First Lien Prime
ARM	$3,235,421	94.69%
Hybrid (Years to Reset)
Reset	66,013	1.93%
0 – 4	60,501	1.77%
5 – 8	15,118	0.44%
Second Lien
ARM	39,820	1.17%
Total Outstanding Principal	$3,416,873	100.00%

At December 31, 2010, $3.15 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 730 and the weighted average original loan-to-value ratio (LTV) was 67% at December 31, 2010.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Residential Loans at Sequoia Entities
Prepayment Speeds

Prepayment speeds on loans held at Sequoia entities issued prior to 2010 remain low as one-month and six-month LIBOR rates have remained low relative to historical averages. As of December 31, 2010, LIBOR ARM loans at Sequoia had a weighted average coupon of 1.79% and hybrid loans had a weighted average coupon of 4.16%.

Allowance for Loan Losses at Sequoia Entities

Each quarter we perform a process in accordance with GAAP to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 to the financial statements included in Part IV of this Annual Report on Form 10-K. Our analysis is also discussed in Note 7 to the financial statements.

The allowance for loan losses was $62 million at December 31, 2010, as compared to $54 million at December 31, 2009. Credit deterioration in the loan portfolio has been most notable in certain states and loan vintages from 2005 to 2007. Loans originated in California, Florida, and Georgia, accounted for a disproportionately large share (49%) of seriously delinquent loans held by consolidated Sequoia entities at December 31, 2010.

Loan Repurchase Risk

Prior to 2008, subsidiaries of Redwood purchased and deposited residential mortgage loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc. and subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations, these subsidiaries of Redwood made certain representations and warranties related to these loans which could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the third party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of December 31, 2010, there have been no loan-level repurchase claims made to Redwood by investors where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, Redwood cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

We do not currently maintain a loan repurchase reserve and management is not aware of any outstanding repurchase claims against Redwood that would require the establishment of such a reserve. In circumstances where we believe that there is a risk of loss due to a specific loan repurchase demand (i.e., due to an allegation of a breach of representations and warranties), we will review the need for any loan repurchase reserve in accordance with FASB guidance on accounting for contingencies and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated.

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, Redwood believes that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. Redwood separately evaluates its exposure to such litigation in establishing its litigation reserves. For further discussion on litigation related contingencies see Note 14 to the Financial Statements.

Real Estate Securities at Other Consolidated Entities

The following tables provide information on the activity at the other consolidated entities for the years ended December 31, 2010 and 2009.

Table 25 Securities at Other Consolidated Entities — Activity

Year Ended December 31, 2010

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$131,958	$102,293	$54,206	$17,925	$306,382
Sales	(15,356)	(2,220)	—	—	(17,576)
Gains on sales, net	(403)	6	—	—	(397)
Effect of principal payments	(8,454)	(13,833)	(1,397)	(4,164)	(27,848)
Change in fair value, net	27,205	46,309	(8,981)	6,525	71,058
Ending Fair Value	$134,950	$132,555	$43,828	$20,286	$331,619

Year Ended December 31, 2009

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$129,103	$151,592	$67,889	$32,555	$381,139
Sales	—	(2,628)	—	—	(2,628)
Gains on sales, net	—	(129)	—	—	(129)
Effect of principal payments	(13,238)	(26,900)	(484)	(74)	(40,696)
Change in fair value, net	16,093	(19,642)	(13,199)	(14,556)	(31,304)
Ending Fair Value	$131,958	$102,293	$54,206	$17,925	$306,382

The fair value of securities held at the Fund was $23 million at December 31, 2010, which includes $10 million of unrealized losses. We recognized less than $1 million of other-than-temporary impairments on these securities in the fourth quarter of 2010. In addition to the $308 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $20 million of ABS issued by Sequoia securitization entities, and $20 million in commercial loans at December 31, 2010.

Derivative Financial Instruments at Acacia Securitization Entities

At December 31, 2010, consolidated Acacia securitization entities were party to interest rate agreements with an aggregate notional value of $1.4 billion and an aggregate fair value of net negative $63 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

At December 31, 2010, we had no outstanding credit default swaps (CDS) or obligations. At December 31, 2009, one Acacia entity held CDS with a notional balance of $20 million and a fair value of negative $20 million. During the years ended December 31, 2010 and 2009, the reference securities underlying these CDS experienced principal losses resulting in a $20 million and $58 million obligation, respectively. The increase in fair value, net of principal losses, on CDS is recognized through market valuation adjustments, net, in our consolidated statements of income (loss).

Capital Resources and Liquidity

Debt at Redwood

At December 31, 2010, we had $44 million of short-term debt (collateralized by mortgage-backed securities) that was used to fund the acquisition of mortgage loans that we intend to securitize. This debt matured in January 2011, and was subsequently extended though March 2011. We had no short-term debt at December 31, 2009.

In 2006, we issued $100 million of long-term debt in the form of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of this trust preferred debt in the open market for $270 thousand and recorded a $230 thousand gain on extinguishment of debt on realized gains which is included in sales and calls, net, on our consolidated statements of income (loss).

In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of these subordinated notes in the open market at a cost of $3.4 million, and recorded a $6.6 million gain on extinguishment of debt on realized gains which is included in sales and calls, net, on our consolidated statements of income (loss). We may from time to time seek to purchase outstanding long-term debt in open market purchases, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

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

Asset-Backed Securities Issued at Other Consolidated Entities

At December 31, 2010, there were $3.5 billion of loans owned by Sequoia securitization entities and reported at cost, which were funded with $3.5 billion of ABS issued by Sequoia entities that were also reported at cost. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with approximately $211 million of ABS issued to third parties. At December 31, 2010, there were $308 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $303 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by all of our consolidated entities for the years ended December 31, 2010 and 2009.

Table 26 ABS Issued Activity — Securitization Entities

Year Ended December 31, 2010

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$—	$3,644,933	$297,596	$3,942,529
New Issuance	211,178	—	—	211,178
Paydowns	(88,032)	(289,486)	(77,828)	(455,346)
Extinguishment of debt	—	(16,031)	—	(16,031)
Amortization	—	(4,061)	—	(4,061)
Valuation adjustments	—	—	83,309	83,309
Balance at End of Period	$123,146	$3,335,355	$303,077	$3,761,578

Year Ended December 31, 2009

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$—	$4,508,127	$346,931	$4,855,058
Deconsolidation adjustment	—	(455,430)	—	(455,430)
Paydowns	—	(402,317)	(118,438)	(520,755)
Extinguishment of debt	—	—	—	—
Amortization	—	(5,447)	—	(5,447)
Valuation adjustments	—	—	69,103	69,103
Balance at End of Period	$—	$3,644,933	$297,596	$3,942,529

The following table presents our contractual obligations and commitments at December 31, 2010, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 27 Contractual Obligations and Commitments at December 31, 2010

	Payments Due or Commitment Expiration by Period
December 31, 2010 (In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood
Short-term debt	$44	$44	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	225	4	8	13	200
Accrued interest payable	1	1	—	—	—
Operating leases	10	2	3	2	3
Purchase commitments	56	56	—	—	—
Total Redwood Obligations and Commitments	$476	$107	$11	$15	$343
Obligations of Securitization Entities
Consolidated ABS(1)	$6,403	$—	$—	$—	$6,403
Anticipated interest payments on ABS(2)	3,281	60	220	365	2,636
Accrued interest payable	4	4	—	—	—
Total obligations of Securitization Entities	$9,688	$64	$220	$365	$9,039
Total Consolidated Obligations and Commitments	$10,164	$171	$231	$380	$9,382

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding as of December 31, 2010.

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

Changes in Premium Amortization for Loans

The unamortized premium for loans owned by Sequoia and Redwood was $41 million at December 31, 2010. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $7 million in 2010, compared to $18 million in 2009.

Changes in Allowance for Loan Losses

For real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, loss severities on default liquidations, and the timing of default liquidations) that can be specifically applied to each of the consolidated loans or pool of loans.

Changes in actual defaults or our expectations on loss severities and default timing can have a significant effect on periodic income.

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

Changes in Fair Values of Derivative Financial Instruments

We can experience significant earnings volatility from our use of derivatives. We generally use derivatives to manage risks associated with residential loans we own or plan to acquire and securitize, hedge variability in interest expense indexed to adjustable rates, or hedge cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). The nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives.

Some of our derivatives are accounted for as trading instruments with all associated changes in value recorded through our consolidated statements of income (loss). Changes in value of the assets and liabilities we manage by using derivatives may not be accounted for similarly. This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our risk management strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their values may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Results of Operations — Taxable (Loss) Income

The following table summarizes our taxable (loss) income and distributions to shareholders for the years ended December 31, 2010, 2009, and 2008. At both December 31, 2010 and 2009, we had no undistributed REIT taxable income.

Table 28 Taxable (Loss) Income and Distributions to Shareholders

	Years Ended December 31,
(In Thousands, Except per Share Data)	2010 est.	2009	2008
Taxable (Loss) Income
REIT taxable income (loss)	$3,998	$(69,819)	$18,541
Taxable REIT subsidiary (loss) income	(19,719)	(13,739)	538
Total Taxable (Loss) Income	$(15,721)	$(83,558)	$19,079
Distributions to shareholders	$77,942	$73,284	$99,452

The taxable loss for 2010 is an estimate until we file tax returns for the year. Our estimated total taxable loss for 2010 was $16 million ($0.20 per share) and included $100 million in credit losses. This compared to total taxable loss for 2009 of $84 million ($1.12 per share) and total taxable income for 2008 of $19 million ($0.58 per share), which included $224 million and $117 million of credit losses, respectively. We continue to expect credit losses to be the primary factor in our taxable income (loss) results in 2011.

In 2010, we declared regular quarterly dividends of $0.25 per share and declared a total of $1.00 per share for the year. As reported, the $1.00 of dividends paid per share to shareholders for 2010 are expected to be characterized as $0.62 of ordinary income and $0.38 return of capital. The portion of our dividends characterized as return of capital is not taxable, and reduces the basis of shares held at each quarterly distribution date.

Differences between Taxable (Loss) Income and GAAP Income (Loss)

Differences between taxable (loss) income and GAAP income (loss) are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; for tax, we net capital gains on sales against any available capital losses; and, (iv) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our taxable income can vary significantly from our GAAP income during certain reporting periods.

Redwood REIT’s tax basis in its assets and liabilities was $1.6 billion and $0.2 billion, respectively, at December 31, 2010. Redwood REIT’s GAAP basis in its assets and liabilities was $5.2 billion and $4.1 billion, respectively at December 31, 2010. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our taxable (loss) income and GAAP income (loss) for the years ended December 31, 2010, 2009, and 2008.

Table 29 Differences between Taxable (Loss) Income and GAAP Net Income (Loss)

	Year Ended December 31, 2010
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$136,878	$230,054	$(93,176)
Interest expense	(8,545)	(84,664)	76,119
Net interest income	128,333	145,390	(17,057)
Provision for loan losses	—	(24,135)	24,135
Realized credit losses	(99,589)	—	(99,589)
Market valuation adjustments, net	—	(19,554)	19,554
Operating expenses	(44,687)	(53,715)	9,028
Realized gains on sales and calls, net	230	63,496	(63,266)
Provision for income taxes	(8)	(280)	272
Less: Net income attributable to noncontrolling interest	—	1,150	(1,150)
Net (Loss) Income	$(15,721)	$110,052	$(125,773)
(Loss) income per share	$(0.20)	$1.36	$(1.56)

	Year Ended December 31, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$192,922	$287,877	$(94,955)
Interest expense	(4,955)	(132,003)	127,048
Net interest income	187,967	155,874	32,093
Provision for loan losses	—	(49,573)	49,573
Realized credit losses	(223,903)	—	(223,903)
Market valuation adjustments, net	—	(87,628)	87,628
Operating expenses	(54,234)	(46,995)	(7,239)
Realized gains on sales and calls, net	6,625	63,166	(56,541)
(Provision for) benefit from income taxes	(13)	4,268	(4,281)
Less: Net loss attributable to noncontrolling interest	—	(83)	83
Net (Loss) Income	$(83,558)	$39,195	$(122,753)
(Loss) income per share	$(1.12)	$0.55	$(1.67)

	Year Ended December 31, 2008
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$201,857	$567,545	$(365,688)
Interest expense	(7,784)	(416,669)	408,885
Net Interest Income	194,073	150,876	43,197
Provision for loan losses	—	(55,111)	55,111
Realized credit losses	(116,546)	—	(116,546)
Market valuation adjustments, net	—	(492,902)	492,902
Operating expenses	(58,335)	(60,906)	2,571
Realized gains on sales and calls, net	—	8,511	(8,511)
(Provision for) benefit from income taxes	(113)	3,210	(3,323)
Less: Net loss attributable to noncontrolling interest	—	(1,936)	1,936
Net Income (Loss)	$19,079	$(444,386)	$463,465
Income (loss) per share	$0.58	$(13.46)	$14.04

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2010, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $181 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the years ended December 31, 2010 and 2009, we realized $100 million and $224 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2011 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $208 million of credit losses for tax on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2010, for GAAP we had a designated credit reserve of $463 million on our securities, of which $375 million was a credit reserve for securities at Redwood, and an allowance for loan losses of $62 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for GAAP and tax, the GAAP and tax basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income which is what occurred in 2010. At December 31, 2010, the REIT had $80 million in capital loss carry-forwards ($1.02 per share) that can be used to offset future capital gains over the next five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our current tax basis in these securities is $23 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

Prepayments also affect the taxable income recognition on other securities we own. We are required to use particular prepayment assumptions for the remaining lives of each security. As actual prepayment speeds vary, the yield we recognize for tax purposes will be adjusted accordingly. Thus, to the extent prepayments differ from our long-term assumptions or vary from period to period, the yield recognized will also vary and this difference could be material for a specific security.

Compensation Expense

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units and preferred stock units, and the cash deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP. In addition, since the decision to exercise options or distribute deferred stock units, preferred stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We seek to manage the market risks inherent in our business — including, but not limited to, credit risks, interest rate risks, prepayment risks, liquidity risks, and fair value risks — in a prudent manner generally designed to preserve our capital and assist us in our goal of generating stable and increasing earnings and dividends over time. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Credit Risk

Integral to our core business is assuming credit risks of real estate loans through the ownership of residential and commercial real estate loans and securities. Our capital base is primarily employed in owning securities backed by residential and commercial real estate loans, many of which have concentrated credit risks with respect to the underlying real estate loans. We believe that many of the loans underlying the securities we own are above-average in credit quality as compared to U.S. real estate loans in general, although there may nevertheless be significant credit losses related to these loans. We also take credit risk on residential loans with special risk factors such as interest-only and negative amortization residential loan types, and Alt-A and subprime residential loans. We also own commercial real estate loans that are not securitized.

Credit losses from the loans in securitized loan pools, in general, first reduce the principal value of and economic returns on the subordinate securities in these pools. Credit losses on real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; declining values in homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies; poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job losses; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens further than we have anticipated, our credit losses could increase beyond levels that we have anticipated. Credit losses on real estate loans can also occur for reasons not related to the general economy.

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential mortgage-backed securities we have acquired from securitizations sponsored by others, the interest rate is adjustable, or may become adjustable after a fixed-rate period of two to ten years. Accordingly, when short-term interest rates adjust, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults.

We also acquire securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans while many are Alt-A quality loans (and some are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses, as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

The commercial loans we invest in are generally fixed-rate loans. These loans are generally not fully amortizing (in fact, most are interest-only) and therefore require balloon payments at maturity. Consequently, we are exposed to significant credit risks at the maturity of these loans as the borrower will generally be required to refinance the borrowing with another third party lender at that time. We consider many factors in our origination process including various exit analyses that may exist at the maturity of these commercial loans.

We manage our credit risks by attempting to understand the extent of the risk we are taking and ensure the appropriate underwriting criteria are met, and we utilize systems and staff to continually monitor the ongoing credit performance of loans and securities. While we will experience credit losses on residential and commercial loans and securities, to the extent the losses are consistent with the amount and timing of our assumptions we expect to earn attractive returns on our investments. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions (which may include selling the assets) to mitigate potential losses. However, we may not always be successful in foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a market for the asset.

We do not service the underlying loans in securitizations that we invest in, so our efforts to manage credit risks may be limited in those cases. Furthermore, actions we take on loans over which we have some influence or control may not prove to be effective in addressing credit risks that exist.

Interest Rate Risk

Interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and interest rate agreements and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. We generally do not attempt to completely hedge changes in interest rates and, at times, we may be subject to more interest rate risk than we generally desire in the long term.

Prepayment Risk

Unscheduled principal repayments, or prepayments, on loans and securities can affect our GAAP earnings primarily through the timing of the amortization of purchase premium and discount or through the triggering of market valuation adjustments. We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets (e.g., residential mortgages) while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as interest-only securities) benefit from slower prepayments on the underlying loans. We are currently positioned in favor of faster prepayment speeds with respect to the long-term economic effect of residential loan prepayments on our GAAP earnings (that is, we have a net discount on our investments).

Changes in residential loan prepayment rates will generally result in GAAP earnings volatility. In addition, with respect to securities backed by residential mortgage loans (and in particular, interest-only securities), changes in prepayment forecasts by market participants could affect the market values of those securities and, thus, could affect our book value and the profits we earn, including profits from securitizing assets.

Prepayment rates are difficult to predict or anticipate and variations in prepayment rates can materially affect our earnings and dividend distribution requirements. Prepayment rates on adjustable-rate mortgage loans and securities, for example, are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (e.g., short-term interest rates rise relative to longer-term interest rates), prepayments on these investments typically increase. However, for borrowers who have impaired credit or who otherwise do not meet certain loan underwriting criteria, the ability to refinance (i.e., prepay) their mortgage loan may be limited.

Our credit risks can also be affected by prepayments. For example, credit risks for the securities we own at a discount are reduced each time a loan prepays. All other factors being equal, faster prepayment rates generally reduce our credit risks on our existing portfolio.

Fair Value and Liquidity Risks

The securities that we own are generally funded with equity with no associated recourse debt that might affect our liquidity position. However, we may fund some assets with a combination of short-term debt and equity (generally prior to securitization) that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have financing facilities available to fund each of these assets. Most of the real estate loans reported on our consolidated balance sheet are accounted for as held-for-investment and reported at their amortized cost basis. Most of these loans have been sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value would be recognized through our income statement and may have an impact on our ability to obtain financing for them.

The securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position. However, since they are reported at fair value, changes in the fair values (or ratings downgrades) of assets owned by an Acacia entity may create volatility in our GAAP earnings.

Our consolidated obligations consist primarily of ABS issued. ABS issued by Sequoia are reported at amortized cost as are the residential loans collateralizing these ABS and, as noted above, ABS issued by Acacia are reported at fair value. The resulting net equity within these securitizations (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the face value of the ABS, the changes in fair value do not have an effect on Redwood’s liquidity. Fair value changes could affect the timing of the cash flows we might receive on our investments in the Acacia entities.

Effect of Government Actions on Our Business

Recent market and economic conditions have been unprecedented and challenging. There are continuing concerns about the overall economy, the systemic impact of inflation or deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, unemployment, and the declining real estate market in the U.S.

These market and economic conditions have spurred regulatory reforms, government initiatives and interventions designed to address them. Given the size and scope of the government actions, they will affect many of the market risks described herein, although the total impact is not yet fully known. As governmental actions are further developed and their effects become more apparent, we will continue to take them into account in managing the risks inherent in our business.

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance. While changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates, a risk exists that expectations of future inflation will result in higher benchmark interest rates, thus resulting in additional interest rate risk.

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. To supplement this discussion on the market risk we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheets at December 31, 2010. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2010, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2010
(Dollars in Thousands)		2011	2012	2013	2014	2015	Thereafter	Principal Value	Fair Value
Interest rate sensitive assets
Residential Real Estate Loans
Adjustable Rate	Principal	354,399	325,482	312,192	334,580	271,054	1,679,233	3,276,940	2,854,466
	Interest Rate	1.77%	2.17%	3.21%	4.09%	4.89%	5.85%		87.11%
Fixed Rate	Principal	15,951	15,137	14,365	13,633	12,938	70,003	142,027	141,714
	Interest Rate	4.78%	4.78%	4.78%	4.78%	4.78%	4.78%		99.78%
Hybrid	Principal	43,929	39,934	36,260	32,941	29,927	216,840	399,831	373,015
	Interest Rate	4.34%	4.33%	4.46%	4.92%	5.77%	6.43%		93.29%
Residential Senior Securities
Adjustable Rate	Principal	3,622	3,114	2,564	2,347	2,347	54,278	68,272	32,269
	Interest Rate	1.36%	1.87%	2.79%	3.48%	4.14%	5.02%		47.27%
Fixed Rate	Principal	21,854	22,358	24,751	28,017	27,353	351,766	476,099	333,725
	Interest Rate	4.20%	4.39%	4.74%	5.07%	5.33%	5.54%		70.10%
Hybrid	Principal	41,620	40,729	38,425	35,195	34,972	313,570	504,511	411,212
	Interest Rate	3.40%	3.60%	4.21%	4.96%	5.81%	6.37%		81.51%
Residential Re-REMIC Securities
Fixed Rate	Principal	—	—	—	—	—	14,587	14,587	9,376
	Interest Rate	5.66%	5.66%	5.66%	5.66%	5.66%	5.62%		64.28%
Hybrid	Principal	—	—	—	—	—	124,839	124,839	75,701
	Interest Rate	4.41%	4.51%	4.62%	4.89%	5.41%	6.19%		60.64%
Residential Subordinate Securities
Adjustable Rate	Principal	25,435	12,678	11,220	10,540	10,251	234,634	304,758	22,206
	Interest Rate	1.66%	2.18%	3.15%	4.02%	4.78%	5.70%		7.29%
Fixed Rate	Principal	20,849	21,796	20,801	17,796	16,365	138,872	236,479	76,731
	Interest Rate	5.17%	5.33%	5.62%	5.89%	6.10%	6.30%		32.45%
Hybrid	Principal	43,090	44,643	37,777	36,611	35,698	301,690	499,509	101,226
	Interest Rate	2.50%	2.90%	3.80%	4.77%	5.66%	6.52%		20.27%
Commercial Real Estate Loans
Fixed Rate	Principal	9	9	12,009	10,431	8,589	22,719	53,766	50,737
	Interest Rate	8.18%	8.18%	7.83%	7.59%	8.31%	8.91%		94.37%

Quantitative Information on Market Risk (Continued)

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2010
(Dollars in Thousands)		2011	2012	2013	2014	2015	Thereafter	Principal Value	Fair Value
Interest rate sensitive assets
Commercial Subordinate Securities
Adjustable Rate	Principal	2,191	152	181	213	8,233	26,423	37,393	9,393
	Interest Rate	2.83%	3.27%	4.03%	4.76%	5.47%	6.65%		25.12%
Fixed Rate	Principal	3,095	59	8,415	48,490	69,307	292,163	421,529	41,931
	Interest Rate	5.18%	4.94%	5.49%	4.21%	5.78%	7.51%		9.95%
CDO Subordinate Securities
Adjustable Rate	Principal	125	15,554	83,063	5,560	11,301	190,399	306,002	16,999
	Interest Rate	1.02%	1.41%	1.97%	2.44%	2.91%	3.16%		5.56%
Fixed Rate	Principal	642	5,289	1,669	—	—	14,076	21,676	4,325
	Interest Rate	1.17%	1.18%	1.15%	0.00%	0.00%	0.00%		19.95%
Interest rate sensitive liabilities Asset-backed securities issued Sequoia Entities
Adjustable Rate	Principal	341,998	313,528	300,754	286,227	264,138	1,682,187	3,188,832	2,721,952
	Interest Rate	0.89%	1.50%	2.60%	3.59%	9.81%	0.00%		85.36%
Hybrid	Principal	29,462	26,304	22,196	19,510	17,332	142,246	257,050	238,045
	Interest Rate	3.92%	3.91%	4.05%	4.56%	7.28%	0.00%		92.61%
Acacia Entities
Adjustable Rate	Principal	44,715	184,092	211,585	54,284	96,114	2,174,545	2,944,195	298,629
	Interest Rate	0.84%	1.82%	2.56%	2.17%	2.57%	2.89%		10.14%
Fixed Rate	Principal	—	—	—	—	—	8,034	8,034	20
	Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.25%
Long-term Debt	Principal	—	—	—	—	—	139,500	139,500	75,330
	Interest Rate	2.67%	3.02%	3.70%	4.59%	5.44%	6.67%		54.00%
Interest rate agreements
Interest Rate Caps	Notional Amount	(1,000)	48,200	(5,800)	12,500	47,500	602,000	703,400	6,012
(Purchased/Sold)	Buy Strike Rate	8.58%	8.58%	8.53%	8.51%	8.56%	8.74%
Interest Rate Swaps	Notional Amount	104,867	66,037	109,437	106,550	241,104	279,147	907,141	(81,117)
(Purchased)	Receive Strike Rate	0.50%	1.32%	2.40%	3.32%	4.10%	4.72%
	Pay Strike Rate	4.38%	4.65%	4.63%	4.62%	4.61%	4.54%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-59 of this Annual Report on Form 10-K and incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc., together with its consolidated subsidiaries (the company, or Redwood), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of the end of our 2010 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2010, was effective.

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

The company’s internal control over financial reporting as of December 31, 2010, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain Matters Relating to 2010 Executive Compensation and Executive Employment Agreements

2010 Annual Bonuses.  In accordance with its previously disclosed policy and practice, in meetings during November 2010 and January 2011, the Compensation Committee of our Board of Directors made determinations regarding the 2011 annual bonuses of executive officers of Redwood. These determinations were subject to completion of the audit of Redwood’s 2010 Consolidated Financial Statements (which occurred on February 24, 2011). In accordance with the requirements of Item 5.02(e) of Form 8-K, the 2010 annual bonuses of the following executive officers of Redwood are set forth in the table below:

	Company Performance Component of 2010 Annual Bonus ($)	Individual Performance Component of 2010 Annual Bonus ($)	Total 2010 Annual Bonus ($)
George E. Bull, III Chairman and Former Chief Executive Officer(1)	$478,731	$114,905	$593,636
Martin S. Hughes, President & Chief Executive Officer	$939,588	$225,519	$1,165,107
Brett D. Nicholas, Chief Operating Officer, Chief Investment Officer & Executive Vice President	$703,069	$168,750	$871,819
Diane L. Merdian, Chief Financial Officer(2)	$208,950	$55,721	$264,671
Harold F. Zagunis, Chief Risk Officer	$281,228	$67,500	$348,728

(1)	Mr. Bull retired from the Chief Executive Officer position in May 2010 and ceased to be an employee of Redwood as of June 2, 2010. In accordance with the terms of the Transition Agreement entered into with Mr. Bull relating to his retirement, amounts set forth in the table above under “Company Performance Component of 2010 Annual Bonus ($)”, “Individual Performance Component of 2010 Annual Bonus ($)”, and “Total 2010 Annual Bonus ($)” are prorated to reflect the period for which Mr. Bull was employed by Redwood in 2010.
(2)	Ms. Merdian’s employment with Redwood commenced on April 5, 2010 and amounts set forth in the table above under “Company Performance Component of 2010 Annual Bonus ($)”, “Individual Performance Component of 2010 Annual Bonus ($)”, and “Total 2010 Annual Bonus ($)” are prorated to reflect the period for which Ms. Merdian was employed by Redwood in 2010.

As required by SEC regulations, further disclosure regarding the determination of these 2010 annual bonuses will be included within Redwood’s 2011 Annual Proxy Statement.

Elimination of Excise Tax Gross-Up Provisions from Executive Employment Agreements. On February 23, 2011, our Board of Directors approved an amendment to each of the outstanding employment agreements between an executive officer and Redwood (i.e., to the employment agreements with (i) Mr. Martin S. Hughes, President and Chief Executive Officer, (ii) Mr. Brett D. Nicholas, Chief Operating Officer, Chief Investment Officer and Executive Vice President, and (iii) Mr. Harold F. Zagunis, Chief Risk

Officer and Managing Director); and Redwood and each of these executive officers subsequently entered into those amendments on February 24, 2011, which eliminated the provisions of those employment agreements that provided for excise tax gross-ups with respect to excise taxes that may be imposed on any change-in-control severance payments made under these agreements. In the case of Mr. Zagunis, the employment agreement amendment also memorialized previously disclosed changes to Mr. Zagunis’ target annual bonus, and made a conforming change to the amount of severance provided for under the agreement. Copies of these employment agreement amendments are attached to this Annual Report on Form 10-K as Exhibits 10.23, 10.24, and 10.25. This disclosure and the filings of these exhibits is made in accordance with the requirements of Item 5.02(e) of Form 8-K.

Other Information.  The other information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

Exhibit Number	Exhibit
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006))
4.6	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
9.3	Third Amended and Restated Voting Agreement dated as of March 20, 2008 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 14, 2009)
9.4	Amendment to Third Amended and Restated Voting Agreement dated as of January 21, 2009 among Wallace R. Weitz & Company, Wallace R. Weitz, Registrant, and George E. Bull, III (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 9.1, filed on January 27, 2009)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, amended through May 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)

Exhibit Number	Exhibit
10.7*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)
10.8*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)
10.9*	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.10*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)
10.11	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on November 4, 2010)
10.12*	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Proxy Statement filed on April 2, 2010)
10.13*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)
10.14	Office Building Lease, dated February, 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.15	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.16	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.17*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 5, 2009)
10.18*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.19*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.20*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.21*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.22*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)
10.23*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of February 24, 2011 (filed herewith)
10.24*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of February 24, 2011 (filed herewith)

Exhibit Number	Exhibit
10.25*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of February 24, 2011 (filed herewith)
10.26*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
10.27*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST
Date: February 24, 2011	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin S. Hughes Martin S. Hughes	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 24, 2011
/s/ Diane L. Merdian Diane L. Merdian	Chief Financial Officer (Principal Financial Officer)	February 24, 2011
/s/ Christopher J. Abate Christopher J. Abate	Managing Director and Controller (Principal Accounting Officer)	February 24, 2011
/s/ George E. Bull, III George E. Bull, III	Chairman of the Board	February 24, 2011
/s/ Richard D. Baum Richard D. Baum	Director	February 24, 2011
/s/ Thomas C. Brown Thomas C. Brown	Director	February 24, 2011
/s/ Mariann Byerwalter Mariann Byerwalter	Director	February 24, 2011
/s/ Douglas B. Hansen Douglas B. Hansen	Director	February 24, 2011
/s/ Greg H. Kubicek Greg H. Kubicek	Director	February 24, 2011
/s/ Jeffrey T. Pero Jeffrey T. Pero	Director	February 24, 2011
/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 24, 2011
/s/ Charles J. Toeniskoetter Charles J. Toeniskoetter	Director	February 24, 2011

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited Redwood Trust, Inc.’s (a Maryland Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Redwood Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Redwood Trust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Redwood Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Redwood Trust, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited the accompanying balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2010 and 2009, and the related statements of income (loss), stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion.

As discussed in Note 3 to the financial statements, the Company has adopted the Financial Accounting Standards Board’s accounting standards related to recognition and presentation of other-than-temporary impairments as of April 1, 2009.

/s/ GRANT THORNTON LLP

San Francisco, CA
February 24, 2011

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2010	December 31, 2009
ASSETS
Real estate loans	$3,847,481	$3,739,254
Real estate securities, at fair value:
Trading securities	329,717	277,274
Available-for-sale securities	825,119	810,471
Total real estate securities	1,154,836	1,087,745
Other investments	—	20,371
Cash and cash equivalents	46,937	242,818
Total earning assets	5,049,254	5,090,188
Restricted cash	24,524	94,306
Accrued interest receivable	13,782	18,193
Derivative assets	8,051	12,372
Deferred tax asset	3,487	4,810
Deferred securities issuance costs	5,928	6,639
Other assets	38,662	26,142
Total Assets(1)	$5,143,688	$5,252,650
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$44,137	$—
Accrued interest payable	5,930	5,968
Derivative liabilities	83,115	83,800
Accrued expenses and other liabilities	14,305	71,828
Dividends payable	19,531	19,434
Asset-backed securities issued – Sequoia	3,458,501	3,644,933
Asset-backed securities issued – Acacia	303,077	297,596
Long-term debt	139,500	140,000
Total liabilities(2)	4,068,096	4,263,559
Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 78,124,668 and 77,737,130 issued and outstanding	781	777
Additional paid-in capital	1,689,851	1,674,367
Accumulated other comprehensive income	112,339	64,860
Cumulative earnings	474,940	364,888
Cumulative distributions to stockholders	(1,213,158)	(1,133,171)
Total stockholders’ equity	1,064,753	971,721
Noncontrolling interest	10,839	17,370
Total equity	1,075,592	989,091
Total Liabilities and Equity	$5,143,688	$5,252,650

(1)	Our consolidated balance sheet includes assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At December 31, 2010 and 2009, these assets totaled $3,941,212 and $4,184,129, respectively.
(2)	Our consolidated balance sheet includes liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At December 31, 2010 and 2009, these liabilities totaled $3,838,386 and $4,089,911, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, Except Share Data)	2010	2009	2008
Interest Income
Real estate loans	$67,269	$100,619	$307,072
Real estate securities	162,531	186,725	251,313
Other investments	15	167	2,305
Cash and cash equivalents	239	366	6,855
Total interest income	230,054	287,877	567,545
Interest Expense
Short-term debt	(81)	—	(318)
Asset-backed securities issued	(76,319)	(126,218)	(407,076)
Long-term debt	(8,264)	(5,785)	(9,275)
Total interest expense	(84,664)	(132,003)	(416,669)
Net Interest Income	145,390	155,874	150,876
Provision for loan losses	(24,135)	(49,573)	(55,111)
Market valuation adjustments	(9,667)	(13,870)	(119,909)
Other-than-temporary impairments(1)	(9,887)	(73,758)	(372,993)
Market valuation adjustments, net	(19,554)	(87,628)	(492,902)
Net Interest Income (Loss) After Provision and Market Valuation Adjustments	101,701	18,673	(397,137)
Operating expenses	(53,715)	(46,995)	(60,906)
Realized gains on sales and calls, net	63,496	63,166	8,511
Net income (loss) before provision for income taxes	111,482	34,844	(449,532)
(Provision for) benefit from income taxes	(280)	4,268	3,210
Net income (loss)	111,202	39,112	(446,322)
Less: Net income (loss) attributable to noncontrolling interest	1,150	(83)	(1,936)
Net Income (Loss) Attributable to Redwood Trust, Inc.	$110,052	$39,195	$(444,386)
Basic earnings (loss) per common share:	$1.37	$0.56	$(13.46)
Diluted earnings (loss) per common share:	$1.36	$0.55	$(13.46)
Regular dividends declared per common share	$1.00	$1.00	$3.00
Basic weighted average shares outstanding	77,841,634	68,458,009	33,022,622
Diluted weighted average shares outstanding	78,810,949	68,990,891	32,022,622

(1)	For the year ended December 31, 2010, total other-than-temporary impairments were $18,216, of which $8,329 were recognized in accumulated other comprehensive income. For the year ended December 31, 2009, total other-than-temporary impairments were $97,165, of which $23,407 were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	110,052	—	1,150	111,202
Net unrealized gain on available-for-sale securities	—	—	—	43,520	—	—	2,451	45,971
Reclassification of other-than-temporary impairments to net income	—	—	—	10,672	—	—	—	10,672
Net unrealized loss on interest rate agreements	—	—	—	(10,391)	—	—	—	(10,391)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	3,678	—	—	—	3,678
Total other comprehensive gain				47,479
Total comprehensive income								161,132
Issuance of common stock:
Dividend reinvestment & stock purchase plans	267,313	3	4,031	—	—	—	—	4,034
Employee stock purchase and incentive plans	120,225	1	(69)	—	—	—	—	(68)
Non-cash equity award compensation	—	—	11,522	—	—	—	—	11,522
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(10,132)	(10,132)
Common dividends declared	—	—	—	—	—	(79,987)	—	(79,987)
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592

For the Year Ended December 31, 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Cumulative adjustment – accounting change				(59,634)	59,634		—
Net income (loss)	—	—	—	—	39,195	—	(83)	39,112
Net unrealized gain on available-for-sale securities	—	—	—	136,469	—	—	2,475	138,944
Reclassification of other-than-temporary impairments to net income (loss)	—	—	—	40,432	—	—	—	40,432
Reclassification of unrealized loss on interest rate agreements to net income (loss)	—	—	—	4,458	—	—	—	4,458
Total other comprehensive gain				121,725
Total comprehensive gain								222,946
Issuance of common stock:
Secondary offerings	43,690,000	437	519,599	—	—	—	—	520,036
Dividend reinvestment & stock purchase plans	155,229	2	1,807	—	—	—	—	1,809
Employee stock purchase and incentive plans	421,617	2	(2,598)	—	—	—	—	(2,596)
Non-cash equity award compensation	—	—	6,171	—	—	—	—	6,171
Share repurchases	(273)	1	(5)	—	—	—	—	(4)
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(7,633)	(7,633)
Common dividends declared	—	—	—	—	—	(76,101)	—	(76,101)
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (continued)

For the Year Ended December 31, 2008

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2007	32,385,073	$324	$1,108,148	$(573,766)	$(299,626)	$(953,359)	$—	$(718,279)
Cumulative adjustment – accounting change	—	—	—	458,207	1,010,071	—	—	1,468,278
January 1, 2008	32,385,073	324	1,108,148	(115,559)	710,445	(953,359)	—	749,999
Net income (loss)	—	—	—	—	(444,386)	—	(1,936)	(446,322)
Net unrealized loss on available-for-sale securities	—	—	—	(119,723)	—	—	(7,764)	(127,487)
Reclassification of other-than-temporary impairments to net (loss) income	—	—	—	172,731	—	—	—	172,731
Net unrealized loss on interest rate agreements	—	—	—	—	—	—	—	—
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	5,686	—	—	—	5,686
Total other comprehensive income				58,694
Total comprehensive loss								(395,392)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	1,257,496	14	33,776	—	—	—	—	33,790
Employee stock purchase and incentive plans	169,644	—	1,014	—	—	—	—	1,014
Non-cash equity award compensation	—	—	12,634	—	—	—	—	12,634
Share repurchases	(341,656)	(3)	(6,179)	—	—	—	—	(6,182)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	32,311	32,311
Common dividends declared	—	—	—	—	—	(103,711)	—	(103,711)
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands, Except Share Data)	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss) attributable to Redwood Trust, Inc.	$110,052	$39,195	$(444,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(35,758)	(5,474)	(5,927)
Depreciation and amortization of non-financial assets	885	1,282	1,169
Provision for loan losses	24,135	49,573	55,111
Non-cash equity award compensation	11,522	6,171	12,634
Market valuation adjustments, net	19,554	87,628	492,902
Realized gains on sales and calls, net	(63,496)	(63,166)	(8,511)
Net change in:
Accrued interest receivable	3,687	14,326	26,593
Deferred tax asset	1,323	(1,202)	5,267
Other assets	3,936	40,623	14,442
Accrued interest payable	11,576	(10,585)	(13,947)
Accrued expenses and other liabilities	(57,523)	51,710	9,677
Net cash provided by operating activities	29,893	210,081	145,024
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(525,349)	—	—
Principal payments on real estate loans held-for-investment	373,982	393,422	1,161,647
Purchases of available-for-sale securities	(261,657)	(743,030)	(313,318)
Proceeds from sales of available-for-sale securities	249,802	196,001	13,972
Principal payments on available-for-sale securities	145,054	138,016	73,411
Purchases of real estate securities trading	(17,137)	(9,809)	(3,341)
Proceeds from sales of trading securities	7,855	4,256	7,771
Principal payments on trading securities	60,255	89,174	164,575
Principal payments on other investments	12,646	33,082	881
Net decrease (increase) in restricted cash	69,782	(40,698)	64,456
Net cash provided by investing activities	115,233	60,414	1,170,054
Cash Flows From Financing Activities:
Net borrowings (repayments) on short-term debt	44,137	—	(7,561)
Proceeds from issuance of asset-backed securities	211,178	—	—
Repurchase of asset-backed securities	(8,758)	—	—
Deferred security issuance costs	(1,563)	—	—
Repayments on asset-backed securities	(455,345)	(520,755)	(1,405,829)
Repurchase of long-term debt	(270)	(3,455)	—
Net settlements of derivatives	(45,482)	(59,703)	(13,909)
Net proceeds from issuance of common stock	3,966	519,249	34,804
Common stock repurchases	—	(4)	(6,182)
Dividends paid	(79,888)	(81,771)	(102,895)
Change in noncontrolling interests	(8,982)	(7,718)	22,611
Net cash used in financing activities	(341,007)	(154,157)	(1,478,961)
Net (decrease) increase in cash and cash equivalents	(195,881)	116,338	(163,883)
Cash and cash equivalents at beginning of period	$242,818	$126,480	$290,363
Cash and cash equivalents at end of period	$46,937	$242,818	$126,480
Supplemental Disclosures:
Cash paid for interest	$69,787	$142,580	$430,616
Cash paid for taxes	$215	$122	$2,812
Dividends declared but not paid at end of period	$19,531	$19,434	$25,103
Transfers from real estate loans to real estate owned	$20,437	$28,535	$37,622

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-K. All amounts presented herein, except per share data, are shown in thousands.

We recognize the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168), which establishes the Accounting Standards Codification (ASC) as the single source of authoritative GAAP in the United States of America.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. We currently consolidate the assets, liabilities, and noncontrolling interests of the Fund, as well as the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain a continuing involvement.

For financial reporting purposes, the real estate securities owned at the Fund are shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third parties is shown under noncontrolling interest. In our consolidated statements of income (loss), we record interest income on the securities owned at the Fund. Since the Fund is currently funded with equity, there is no associated interest expense. The underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-back securities (ABS) issued to third parties by these entities are shown under ABS issued. In our consolidated

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2. Basis of Presentation  – (continued)

statements of income (loss), we record interest income on the loans and securities owned by consolidated Sequoia and Acacia entities and interest expense on the ABS issued by these entities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned and securitized at Sequoia entities and residential and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or when a loan has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Loans delinquent more than 90 days or in foreclosure are characterized by the Company as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest has been remitted by the borrower, the loan is placed back on accrual status. Loans that have been individually impaired are placed back on accrual status once the loan is considered reperforming.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Residential Real Estate Loans — Allowance for Loan Losses

For residential real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans or pool of loans.

We consider the following factors in setting the allowance for loan losses:

Ongoing analyses of loans, including, but not limited to, the age of loans and year of origination, underwriting standards, business climate, economic conditions, and other observable data;

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

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

When foreclosed property is received in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs) and charge this specific estimated loss against the allowance for loan losses. Foreclosed property is subsequently recorded as real estate owned (REO), a component of other assets. Actual losses incurred on loans liquidated through a short-sale are also charged against the allowance for loan losses.

Commercial Real Estate Loans — Allowance for Loan Losses

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. To calculate the allowance for loan losses, we assess each loan for indications of adverse credit conditions such as delinquencies or changes in expected future cash flows. Upon identification of an adverse credit condition the loans are evaluated for impairment and any resulting impairment is recorded in the provision for loan losses in the consolidated statements of income (loss). We re-evaluate the adequacy of our allowance for loan losses for commercial loans held-for-investment at least quarterly.

See Note 7 for further discussion on the allowance for loan losses.

Repurchase Reserves

We do not currently maintain a loan repurchase reserve and management is not aware of any outstanding repurchase claims against Redwood that would require the establishment of such a reserve. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies.

In circumstances where we believe that there is a risk of loss due to a loan repurchase demand (i.e., due to an allegation of a breach of representations and warranties) and we do not believe that full recourse to the company from whom we acquired the loan exists or is enforceable, we will review the need for any loan repurchase reserve in accordance with FASB guidance on accounting for contingencies and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated.

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
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

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

In the second quarter of 2009, as part of our adoption of new authoritative GAAP related to accounting for impairments on AFS securities, we evaluated $450 million of previously recorded OTTI on securities still held at April 1, 2009. We determined that $224 million of this OTTI related to securities where we either had the intent to sell or the OTTI related solely to credit factors. The remaining $226 million of OTTI at April 1, 2009, related to securities that included a $165 million aggregate credit component and a $61 million aggregate non-credit component (of which $60 million related to Redwood’s interest and $1 million related to noncontrolling interest at the Fund). In accordance with the adoption guidance, we recorded a $61 million one-time cumulative-effect adjustment, net of any related tax effects, to reclassify the non-credit component of OTTI previously recorded through our consolidated statements of income (loss), as was prescribed under previous GAAP. This reclassification increased retained earnings and decreased other comprehensive income (OCI), resulting in zero net impact to reported stockholders’ equity and noncontrolling interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

See Note 8 for further discussion on real estate securities.

Other Investments

Other investments include a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statement purposes. We account for this investment under the fair value option. Changes in fair value are reported through our consolidated statements of income (loss) through market valuation adjustments, net. Interest income is reported through our consolidated statements of income (loss) through interest income, other investments. This GIC represents a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on credit default swaps (CDS) entered into by this same Acacia entity. The CDS reference residential mortgage-backed securities issued in 2006 that were initially A and BBB-rated and have subsequently been downgraded. As of December 31, 2010, the GIC had been drawn down completely to cover credit losses and principal reductions on the referenced securities.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At December 31, 2010, more than 97% of our cash and cash equivalents were invested in U.S. FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities or in the Fund prior to the purchase of loans or securities, payments on or redemption of outstanding ABS issued, or distributions to limited partners. At December 31, 2010, we did not have any significant concentrations of credit risk arising from restricted cash deposits as more than 91% of our restricted cash was held in custodial accounts or held in FDIC-insured bank products.

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
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Risk Management Derivatives

Risk management derivatives that we currently utilize include interest rate swaps and caps. Interest rate swaps are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows; or (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or stockholders’ equity caused by interest rate volatility. Certain of these interest rate agreements (IRA) may be designated as cash flow hedges.

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

Credit Derivatives

Credit derivatives that we have historically utilized include CDS, which are agreements to provide (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us, or our consolidated securitization entities, to synthetically assume the credit risk of a reference security or index of securities. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence of a qualifying credit event (e.g., an interest shortfall, a failure to pay principal, or a distressed rating downgrade), the market perception of default risk and counterparty risk, and supply and demand changes. We do not designate any credit derivatives as cash flow hedges.

See Note 9 for further discussion on derivative financial instruments.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt and ABS from the Sequoia securitization entities we sponsor. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related debt and ABS issued.

Other Assets

Other assets include REO, derivative margin receivables, fixed assets, principal receivable and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income (loss) as a component of market valuation adjustments, net. Derivative margin receivables reflect cash collateral Redwood has posted with our various hedge counterparties as required to satisfy the minimum margin requirements. All other assets are reported at cost.

See Note 10 for further discussion on other assets.

Short-Term Debt

Short-term debt can include master repurchase agreements, bank borrowings, and other forms of collateralized borrowings that expire within one year with various commercial banks and investment banks. These facilities may be unsecured or collateralized by cash, loans, or securities.

See Note 11 for further discussion on short-term debt.

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

Asset-Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represents ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia and Acacia assets are held in the custody of securitization trustees. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

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
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

See Note 12 for further discussion on ABS issued.

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes at Redwood and is carried at its unpaid principal balance. Our long-term debt is unsecured with quarterly interest payments determined based upon a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a margin until it is redeemed in whole or matures at a future date.

See Note 13 for further discussion on long-term debt.

Equity

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders, less income allocated to participating securities (as described below). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of equity awards.

Accounting guidance on EPS defines unvested share-based payment awards containing nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends.

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

See Note 15 for further discussion on equity.

Incentive Plans

In May 2010, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), performance stock units (PSUs),

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

deferred stock units (DSUs), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. These awards generally vest over a three or four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

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

Employee Stock Purchase Plan

In May 2009, our stockholders approved an amendment to our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved our 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as an asset on our consolidated balance sheet and subject to the claims of our general creditors. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) contribution amount. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time, an employee becomes increasingly vested in both prior and new matching contributions.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. ASU 2010-20 requires disclosures of the portfolio segment and class of financing receivable levels, and focuses on the following: nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans (individually evaluated for impairment), credit quality information, and modification. The amended guidance is effective for public companies in the first interim or annual period ending on or after December 31, 2010. ASU 2010-20 increased our loan and allowance for loan loss disclosures, which can be found in Notes 3, 6, and 7 herein.

In January 2011, the FASB issued Accounting Standards Update (ASU) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This amendment temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 4. Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. Specifically, GAAP requires us to consider whether securitizations and other transfers of financial assets should be treated as sales or financings, as well as whether any VIEs (e.g., certain legal entities often used in securitization and other structured finance transactions) should be included in our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 4. Principles of Consolidation  – (continued)

The tables below present our analysis of VIEs where we maintain an interest, as distinguished by those we have consolidated for financial reporting purposes and those we have not. The principles of consolidation we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our financial statements during subsequent reporting periods.

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include the Fund, certain Sequoia securitization entities, and the Acacia entities. The following table presents a summary of the assets and liabilities of these VIEs.

Assets and Liabilities of Consolidated VIEs at December 31, 2010

(Dollars in thousands)	The Fund	Sequoia Entities	Acacia Entities	Total
Real estate loans	$—	$3,542,158	$19,850	$3,562,008
Real estate securities	23,256	—	308,363	331,619
Other investments	—	—	—	—
Other assets	2,487	25,475	31,888	59,850
Total Assets	$25,743	$3,567,633	$360,101	$3,953,477
Asset-backed securities	$—	$3,458,501	$303,077	$3,761,578
Other liabilities	1,234	2,919	72,655	76,808
Total Liabilities	$1,234	$3,461,420	$375,732	$3,838,386
Noncontrolling interest	$10,839	$—	$—	$10,839
Number of VIEs	1	37	10	48

We consolidate the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we are the primary beneficiary of this VIE. Our ongoing asset management responsibilities provide us with the power to direct the activities that most significantly impact the Fund’s economic performance, and our general and limited partnership interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. In April 2010, we sponsored a $238 million residential prime jumbo mortgage securitization through our Sequoia program and recorded the assets and liabilities of this entity on our consolidated balance sheet, as we did not meet the sale criteria at the time we transferred financial assets to this entity. Additionally, we determined that we are the primary beneficiary of this VIE as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of the entity and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

We consolidate the assets and liabilities of the Acacia securitization entities, as we did not meet the sale criteria at the time we transferred financial assets to these entities and we are the primary beneficiary of these VIEs. Our ongoing asset management responsibilities and call options provide us with the power to direct the activities that most significantly impact the economic performance of these individual entities, and our equity investments in each entity provide us with the obligation to absorb losses or the right to receive benefits that are significant.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 4. Principles of Consolidation  – (continued)

Analysis of Non-Consolidated VIEs

Third-party VIEs are securitization entities which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2010, aggregated by collateral type and ownership interest.

Third-party VIE Summary

December 31, 2010 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$664,444	99
Re-REMIC	85,076	9
Subordinate	65,162	182
Commercial	7,496	14
CDO	1,038	10
Total Third-party Real Estate Securities	$823,216	314

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

Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to measure the fair value of the assets and liabilities. This hierarchy prioritizes relevant market inputs in order to determine an “exit price”, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability being measured at fair value.

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
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value as of December 31, 2010 and 2009.

Fair Value of Selected Assets and Liabilities

	December 31, 2010		December 31, 2009
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)
Unsecuritized loans	$283,618	$283,939	$—	$—
Securitized loans	3,542,158	3,114,288	3,724,791	3,000,496
Real estate loans (held-for-sale)	1,855	1,855	2,374	2,374
Real estate loans (fair value)	19,850	19,850	12,089	12,089
Trading securities	329,717	329,717	277,274	277,274
Available-for-sale securities	825,119	825,119	810,471	810,471
Other investments	—	—	20,371	20,371
Cash and equivalents	46,937	46,937	242,818	242,818
Derivative assets	8,051	8,051	12,372	12,372
Restricted cash	24,524	24,524	94,306	94,306
Accrued interest receivable	13,782	13,782	18,193	18,193
REO (included in other assets)	14,481	14,481	17,421	17,421
Liabilities
Derivative liabilities	83,115	83,115	83,800	83,800
Accrued interest payable	5,930	5,930	5,968	5,968
ABS Issued
ABS issued – Sequoia	3,458,501	2,959,997	3,644,933	2,909,032
ABS issued – Acacia	303,077	303,077	297,596	297,596
Total ABS issued	3,761,578	3,263,074	3,942,529	3,206,628
Long-term debt	139,500	75,330	140,000	68,600

We elected the fair value option for $17 million and $6 million of residential senior securities that we acquired in 2010 and 2009, respectively. During 2008 and 2009, we also elected the fair value option for $9 million ABS issued by Sequoia and acquired by Acacia as a result of the deconsolidation of certain Sequoia entities. These ABS issued had been previously eliminated as intercompany assets for financial reporting purposes. During 2008, we elected the fair value option for all of the loans, securities, and ABS issued at Acacia. At December 31, 2010, the loans had an aggregate fair value of $20 million and an unpaid principal balance of $23 million, the securities had an aggregate fair value of $308 million and an unpaid principal balance of $1.6 billion, and the asset-backed securities issued had an aggregate fair value of $303 million and an unpaid principal balance of $3 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010

December 31, 2010 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$19,850	$—	$—	$19,850
Trading securities	329,717	—	—	329,717
Available-for-sale securities	825,119	—	—	825,119
Other investments	—	—	—	—
Derivative assets	8,051	1,051	6,999	1
Liabilities
Derivative liabilities	83,115	1,010	82,105	—
ABS issued – Acacia	303,077	—	—	303,077

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

December 31, 2009 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Real estate loans	$12,089	$—	$—	$12,089
Trading securities	277,274	—	—	277,274
Available-for-sale securities	810,471	—	—	810,471
Other investments	20,371	—	20,371	—
Derivative assets	12,372	—	12,326	46
Liabilities
Derivative liabilities	83,800	—	63,499	20,301
ABS issued – Acacia	297,596	—	—	297,596

The following table presents additional information about Level 3 assets and liabilities during the years ended December 31, 2010 and 2009.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia	Derivative Liabilities
Beginning balance – December 31, 2009	$12,089	$277,274	$810,471	$46	$297,596	$20,301
Principal paydowns	(218)	(60,254)	(145,053)	—	(77,828)	—
Gains (losses) in net income, net	7,979	102,797	37,448	(20)	71,695	(283)
Gains (losses) in OCI, net	—	—	56,644	—	—	—
Acquisitions	—	17,137	261,657	—	—	—
Sales	—	(7,855)	(196,153)	—	—	—
Other settlements, net	—	618	105	(25)	11,614	(20,018)
Ending Balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$303,077	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

	Assets				Liabilities
(In Thousands)	Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia	Derivative Liabilities
Beginning balance – December 31, 2008	$11,977	$339,654	$232,470	$242	$346,931	77,892
Principal paydowns	(3,499)	(89,174)	(138,016)	—	(118,438)	—
Gains (losses) in net income, net	3,611	22,176	(47,970)	189	56,238	(1,236)
Gains (losses) in OCI, net	—	—	179,376	—	—	—
Acquisitions	—	9,809	743,030	—	—	—
Sales	—	(4,256)	(158,248)	—	—	—
Other settlements, net	—	(935)	(171)	(385)	12,865	(56,355)
Ending Balance – December 31, 2009	$12,089	$277,274	$810,471	$46	$297,596	$20,301

The following table presents the portion of gains or losses included in our consolidated statement of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at December 31, 2010 and 2009. Gains or losses incurred on assets or liabilities sold or otherwise disposed of during the years ended December 31, 2010 and 2009 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2010 and 2009 Included in Net Income (Loss)

	Included in Net Income (Loss) Years Ended December 31,
(In Thousands)	2010	2009
Assets
Real estate loans	$7,979	$3,611
Trading securities	99,879	24,950
Available-for-sale securities	(4,325)	(41,141)
Derivative assets	14	189
Liabilities
Derivative liabilities	—	632
ABS issued – Acacia	(71,695)	(56,238)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2010

		Fair Value Measurements Using			Gain (Loss)
December 31, 2010 (In Thousands)	Carrying Value	Level 1	Level 2	Level 3	Year Ended December 31, 2010
Assets
Real estate loans (held-for-sale)	$1,855	$—	$—	$1,855	$462
REO	14,481	—	—	14,481	(2,617)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2009

		Fair Value Measurements Using			Gain (Loss)
December 31, 2009 (In Thousands)	Carrying Value	Level 1	Level 2	Level 3	Year Ended December 31, 2009
Assets
Real estate loans (held-for-sale)	$2,374	$—	$—	$2,374	$19
REO	17,421	—	—	17,421	(2,036)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2010, 2009, and 2008.

Market Valuation Adjustments, Net

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Assets
Real estate loans (fair value)	$7,979	$3,611	$(11,171)
Real estate loans (held-for-sale)	462	19	(1,374)
Trading securities	102,612	22,176	(1,295,001)
REO	(2,617)	(2,036)	(7,019)
Impairments on AFS securities	(9,887)	(73,758)	(372,993)
Liabilities
ABS issued – Acacia	(71,695)	(56,238)	1,307,297
Derivative instruments, net	(46,408)	18,598	(112,641)
Market Valuation Adjustments, Net	$(19,554)	$(87,628)	$(492,902)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3). All of our existing fair value commercial loans were originated in 2005 or earlier and availability of market quotes is limited. Any changes in fair value are primarily a result of instrument specific credit risk.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For December 31, 2010, we received dealer marks on 83% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 1% lower (i.e., more conservative) than the aggregate dealer marks.
•	Other investments
•	Other investments included a GIC. Management considers the GIC’s fair value to approximate its contract value, as the GIC earns a variable interest rate of LIBOR less 5 basis points and resets on a monthly basis (Level 2).
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, financial futures, and credit default swaps. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, such as certain CDS, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Fair Value of Financial Instruments  – (continued)

•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. The availability of third-party marks continues to decline, in part because some dealers no longer exist and others have ceased providing client valuation services. For December 31, 2010, we received dealer marks on 97% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 7% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	Real Estate Owned (REO)
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Note 6. Real Estate Loans

We invest in residential real estate loans that we acquire from third-party originators and commercial loans that we originate or acquire from third-party originators. These loans are financed through the Sequoia and Acacia entities that we sponsor or with equity and long-term debt. We do not service any residential loans. Commercial loans originated in 2010 and held-for-investment are currently serviced by us.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 6. Real Estate Loans  – (continued)

The following table summarizes the residential and commercial real estate loans recorded on our balance sheets at December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$1,855	$—	$—	$1,855
Held-for-investment	253,081	3,542,159	—	3,795,240
Commercial real estate loans				—
Fair value	—	—	19,850	19,850
Held-for-investment	30,536	—	—	30,536
Total Real Estate Loans	$285,472	$3,542,159	$19,850	$3,847,481

December 31, 2009 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$2,374	$—	$—	$2,374
Held-for-investment	—	3,724,546	—	3,724,546
Commercial real estate loans				—
Fair value	—	—	12,089	12,089
Held-for-investment	245	—	—	245
Total Real Estate Loans	$2,619	$3,724,546	$12,089	$3,739,254

Residential Loans Held-for-Sale

Residential loans held-for-sale are owned at Redwood and financed with equity and long-term debt. At December 31, 2010, there were 11 residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million. At December 31, 2009, there were 14 residential loans held-for-sale with $4 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Loans Held-for-Investment

During the year ended December 31, 2010, we purchased $495 million of prime quality residential loans originated in 2009 and 2010 in conjunction with our Sequoia securitization program, $238 million of which was securitized in the second quarter of 2010. The outstanding principal balance of these loans at December 31, 2010 was $399 million. During the year ended December 31, 2009, we did not purchase any loans.

The following table summarizes the carrying value of residential loans held-for-investment at December 31, 2010 and 2009.

	December 31,
(In Thousands)	2010	2009
Principal value	$3,815,273	$3,728,738
Unamortized premium, net	42,399	50,028
Recorded Investment	3,857,672	3,778,766
Allowance for loan losses	(62,432)	(54,220)
Carrying Value	$3,795,240	$3,724,546

At December 31, 2010, we had consolidated $3.5 billion outstanding principal value of residential loans held-for-investment that were owned at Sequoia securitization entities and $0.3 billion outstanding principal

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 6. Real Estate Loans  – (continued)

value of loans held-for-investment that were not yet securitized. Of the $3.8 billion of principal value and $42 million of unamortized premium on loans held-for-investment at December 31, 2010, $1.7 billion of principal value and $28 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During 2010, 9% of these residential loans prepaid and we amortized 15% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.1 billion and the unamortized premium was $15 million. During 2010, 10% of these loans prepaid and we amortized 15% of the premium.

At December 31, 2009, we consolidated $3.7 billion outstanding principal value of residential loans held-for-investment, all of which were owned at Sequoia securitization entities. Of the $3.7 billion of principal value and $50 million of unamortized premium on loans held-for-investment at December 31, 2009, $1.8 billion of principal value and $33 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal value was $1.9 billion and the unamortized premium was $17 million.

Sales of Sequoia Interests and Resulting Deconsolidation

During the second quarter of 2009, we sold variable interests in certain Sequoia securitizations issued during 2006 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $439 million of real estate loans and other assets and $458 million of ABS issued and other liabilities, for a net realized gain of $19 million, which was recorded to realized gains on sales and calls, net, on our consolidated statement of income (loss) at December 31, 2009. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2010.

Residential Loan Characteristics

The following table displays the geographic concentration of residential loans recorded on our consolidated balance sheet at December 31, 2010 and 2009.

	December 31,
Geographic Concentration (by Principal):	2010	2009
California	22%	19%
Florida	13%	14%
New York	7%	7%
Georgia	5%	5%
Texas	5%	5%
New Jersey	4%	5%
Ohio	4%	4%
Other states (none greater than 4%)	40%	41%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 6. Real Estate Loans  – (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheet at December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	Seriously Delinquent Loans
ARM loans:	$0 to $250	7,492	0.38% to 5.88%	11/2012 – 11/2035	$893,422	$24,630
	$251 to $500	2,668	0.00% to 5.58%	02/2013 – 05/2036	944,140	38,694
	$501 to $750	838	0.00% to 4.66%	08/2013 – 12/2035	510,394	21,780
	$751 to $1,000	434	0.00% to 2.75%	12/2013 – 12/2035	387,478	14,053
	over $1,000	339	0.00% to 3.00%	09/2013 – 05/2036	541,368	19,172
		11,771			3,276,802	118,329
Hybrid ARM loans:	$0 to $250	14	2.88% to 6.50%	01/2035 – 04/2046	2,468	—
	$251 to $500	92	1.63% to 6.88%	07/2033 – 07/2047	38,019	4,236
	$501 to $750	147	1.63% to 6.75%	07/2033 – 07/2047	91,608	5,475
	$751 to $1,000	135	1.63% to 6.50%	07/2033 – 06/2047	122,552	2,756
	over $1,000	105	1.63% to 6.00%	08/2033 – 08/2037	145,184	2,413
		493			399,831	14,880
Fixed loans:	$0 – $250	—	N/A	N/A	—	—
	$251 – $500	4	5.00% to 5.25%	08/2040 – 11/2040	1,939	—
	$501 – $750	41	4.50% to 5.50%	07/2040 – 12/2040	26,277	—
	$751 – $1000	53	4.50% to 5.50%	07/2040 – 12/2040	47,392	—
	over $1000	51	4.45% to 5.40%	07/2040 – 12/2040	66,419	—
		149			142,027	—
Total		12,413			$3,818,660	$133,209

December 31, 2009 (In Thousands)	Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	Seriously Delinquent Loans
ARM loans:	$0 to $250	7,964	0.38% to 5.88%	11/2012 – 11/2035	$956,948	$26,877
	$251 to $500	2,928	0.00% to 5.58%	02/2013 – 05/2036	1,036,822	46,808
	$501 to $750	914	0.00% to 4.88%	08/2013 – 12/2035	556,762	22,704
	$751 to $1,000	486	0.00% to 3.88%	12/2013 – 12/2035	434,359	15,923
	over $1,000	365	0.00% to 3.38%	09/2013 – 05/2036	580,150	17,326
		12,657			3,565,041	129,638
Hybrid ARM loans:	$0 to $250	16	4.00% to 6.50%	01/2035 – 04/2046	2,762	162
	$251 to $500	84	2.38% to 6.88%	07/2033 – 07/2047	33,769	4,717
	$501 to $750	103	1.63% to 6.88%	07/2033 – 07/2047	63,267	7,532
	$751 to $1,000	57	2.80% to 6.75%	07/2033 – 06/2047	49,821	3,273
	over $1,000	13	2.83% to 6.00%	08/2033 – 08/2037	18,513	4,042
		273			168,132	19,726
Total		12,930			$3,733,173	$149,364

(1)	Rate is net of servicing fee

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 6. Real Estate Loans  – (continued)

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. At December 31, 2010, there were four commercial loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $20 million, one of which is 60 days delinquent with an outstanding principal balance of $4 million and a fair value of $3 million. At December 31, 2009, there were four commercial loans at fair value, with an outstanding principal value of $23 million and a fair value of $12 million.

Commercial Loans Held-for-Investment

During the fourth quarter of 2010, we began investing in commercial loans through its origination of three commercial loans with an outstanding principal balance of $30.5 million. At December 31, 2010, there were four commercial loans held-for-investment (one of which was purchased prior to 2010) with an outstanding principal value of $31 million and a carrying value of $31 million. At December 31, 2009, there were two commercial loans held-for-investment with an outstanding principal value of $11 million and a carrying value of $0.2 million.

Commercial Loan Characteristics

The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheet at December 31, 2010 and 2009.

	December 31,
Geographic Concentration (by Principal):	2010	2009
Illinois	41%	29%
New York	34%	—
Arizona	16%	26%
Connecticut	8%	13%
California	1%	32%
Total	100%	100%

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheet at December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent
Fixed-rate loans:	$0 to $5,000	3	4.55% to 5.86%	9/2014 – 4/2016	$8,677	$—
	$5,001 to $10,000	3	5.15% to 10.75%	9/2014 – 1/2016	20,589	—
	$10,001 to $15,000	2	9.50% to 11.00%	11/2013 – 1/2018	24,500	—
Total		8			$53,766	$—

December 31, 2009 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	Seriously Delinquent
Fixed-rate loans:	$0 to $5,000	3	4.55% to 5.86%	4/2014 – 11/2014	$8,781	$4,414
	$5,001 to $10,000	2	5.14% to 5.85%	1/2010 – 9/2014	14,726	—
	$10,001 to $11,000	1	4.51%	9/2009	10,168	—
Total		6			$33,675	$4,414

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these portfolios. The allowance includes a component for loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Allowance for Loan Losses  – (continued)

collectively evaluated for impairment that includes pools of residential loans owned at Sequoia securitization entities, and a component for loans individually evaluated for impairment that includes modified residential loans where it has been determined a concession has been granted, and commercial loans. The allowance is evaluated by management on a quarterly basis.

We collectively evaluate most of our residential loans for impairment based on the characteristics of the loan pools underlying the securitization entities that own the loans. These characteristics, which include loan product types, credit characteristics, and origination years, are what management primarily uses to establish the allowance for loan losses for residential loans. The collective analysis is further divided into two segments. The first segment reflects our estimate of losses on delinquent loans within each loan pool. These loss estimates are determined by applying the loss factors described in Note 3, including our expectations of the timing of defaults, and loss severities upon defaults, to these delinquent loans. The second segment relates to our estimate of losses incurred on nondelinquent loans within each loan pool. This estimate is based on losses we expect to realize over a 23 month loss confirmation period, which is based on our historical loss experience as well as consideration of the loss factors described in Note 3.

Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses as well as the balance in the allowance for loan losses by impairment method for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Balance at beginning of period	$54,220	$35,713	$18,282
Charge-offs, net	(15,923)	(16,271)	(15,401)
Provision for loan losses	24,135	49,573	55,111
Deconsolidation adjustment	—	(14,795)	(22,279)
Balance at End of Period	$62,432	$54,220	$35,713
Balance in the allowance for loans collectively evaluated	$57,804	$52,419	$35,713
Balance in the allowance for loans individually evaluated	4,628	1,801	—
Balance at End of Period	$62,432	$54,220	$35,713

Loans collectively evaluated for impairment include loans aggregated into homogenous pools of loans. At December 31, 2010, 2009, and 2008 the outstanding principal balance of residential loans collectively evaluated for impairment was $3.80 billion, $3.72 billion, and $4.61 billion, respectively. At December 31, 2010, 2009, and 2008 the corresponding recorded investment in those loans collectively evaluated for impairment was $3.84 billion, $3.77 billion, and $4.68 billion, respectively.

Individually impaired loans include modified residential real estate loans where we have determined a concession has been granted (troubled debt restructurings). At December 31, 2010, and 2009, the outstanding principal balance and recorded investment of residential loans impaired with a related valuation allowance was $13 million and $6 million, respectively. The average recorded investment in these impaired loans for 2010 and 2009 was $11 million and $2 million, respectively. At December 31, 2010 and 2009, there were no individually impaired loans for which we did not have an allowance recorded. At December 31, 2008, there were no loans individually impaired with or without a related valuation allowance. As of December 31, 2010, 2009, and 2008, we did not record any interest income on individually impaired loans.

During 2010, there were $16 million of charge-offs in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $50 million of defaulted loan principal. During 2009 and 2008, there were $16 million and $15 million of charge-offs in our residential loan portfolio that reduced our allowance for loan losses, respectively. These charge-offs arose from $58 million and $55 million of defaulted loan principal, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Allowance for Loan Losses  – (continued)

Residential Loans Past Due

The following table shows the recorded investment in residential loans held-for-investment past due at December 31, 2010, 2009, and 2008.

	Residential Real Estate Loans
(In Thousands)	30 – 59 days Past Due	60 – 89 days Past Due	Seriously Delinquent	Total Past Due	Current Loans	Total Loans
December 31, 2010	$68,312	$21,674	$134,741	$224,727	$3,632,945	$3,857,672
December 31, 2009	$56,660	$28,489	$150,226	$235,375	$3,543,391	$3,778,766
December 31, 2008	$88,991	$34,438	$121,834	$245,263	$4,434,936	$4,680,199

Seriously delinquent loans include loans delinquent more than 90 days or in foreclosure. The recorded investment in seriously delinquent loans at December 31, 2010, 2009 and 2008 was $135 million, $150 million, and $122 million respectively. The outstanding principal balance of these seriously delinquent loans was $133 million, $148 million, and $120 million at December 31, 2010, 2009, and 2008, respectively. As a percentage of outstanding principal balances, serious delinquencies were 3.49%, 3.98%, and 2.61% at December 31, 2010, 2009, and 2008, respectively.

The total recorded investment in loans on nonaccrual status includes our investment in seriously delinquent loans and non performing troubled debt restructurings. At December 31, 2010, the total recorded investment in loans on nonaccrual status included $135 million of seriously delinquent loans and seriously delinquent troubled debt restructurings and $12 million of troubled debt restructurings not seriously delinquent. At December 31, 2009, the total recorded investment in loans on nonaccrual status included $150 million of seriously delinquent loans and seriously delinquent troubled debt restructurings and $5 million of troubled debt restructurings not seriously delinquent. At December 31, 2008, the total recorded investment in loans on nonaccrual status included $122 million of seriously delinquent loans.

Credit Quality of Residential Loans Held-for-Investment

We invest primarily in prime quality residential loans in conjunction with our Sequoia securitization program. As a percent of total recorded investment, 99% of residential loans held-for-investment on our balance sheet at December 31, 2010, were first lien, prime quality loans. The remaining 1% of loans at December 31, 2010 were second lien, prime quality, home equity lines of credit. The weighted average original LTV and weighted average original Fair Isaac Corporation (FICO) score for these loans outstanding at December 31, 2010, was 66% and 734, respectively. Due to the uniform product and credit characteristics of our residential loans, an indicator of credit performance is loan origination vintage.

The following table displays the recorded investment and year of origination for residential loans recorded on our consolidated balance sheets at December 31, 2010, 2009, and 2008.

	December 31,
(In Thousands)	2010	2009	2008
2003 & Earlier	$1,939,618	$2,132,629	$2,385,649
2004	1,116,358	1,213,197	1,346,461
2005	136,481	142,577	165,070
2006	191,945	205,944	688,336
2007	75,136	84,419	94,683
2009	189,355	—	—
2010	208,779	—	—
Total Principal	$3,857,672	$3,778,766	$4,680,199

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Allowance for Loan Losses  – (continued)

Allowance for Loan Losses on Commercial Loans

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. During the first quarter of 2010, we charged off an $11 million commercial mezzanine loan with no impact to our consolidated statements of income (loss), as we had fully reserved for this loan in 2007. At December 31, 2010, there were no commercial loans impaired, as compared to $11 million of outstanding principal balance and $2 million of recorded investment for the years ended December 31, 2009 and 2008. The related allowance for this loan at December 31, 2009 and 2008 was $2 million. The average recorded investment in this impaired loan for 2010 was $0.4 million and the average recorded investment in this impaired loan was $2 million for 2009 and 2008.

Of the $31 million of recorded investment in commercial loans held-for-investment at December 31, 2010, 99% was originated in the fourth quarter of 2010 and 1% was originated in 2004. At both December 31, 2009 and 2008, 100% of the $3 million recorded investment in commercial loans held-for-investment was originated in 2004 or prior.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$814,683	$19,011	$248,494	$1,082,188
Commercial	7,496	—	43,828	51,324
CDO	1,038	4,245	16,041	21,324
Total Real Estate Securities	$823,217	$23,256	$308,363	$1,154,836

December 31, 2009 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$770,916	$32,884	$201,367	$1,005,167
Commercial	9,200	—	54,206	63,406
CDO	1,247	4,067	13,858	19,172
Total Real Estate Securities	$781,363	$36,951	$269,431	$1,087,745

At December 31, 2010, there were less than $1 million of residential securities that had contractual maturities of less than five years, and $5 million of residential securities and $4 million of CDO securities that had contractual maturities greater than five years but less than ten years. The remainder of our real estate securities had contractual maturities greater than ten years.

Real Estate Securities

The following table presents the fair value of our securities by their accounting classification, collateral type, and ownership entity at December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,412	$4,412	$315,891	$—	$315,891
Residential non-prime	19,742	117,623	137,365	326,365	12,915	339,280
Commercial	—	11,000	11,000	—	—	—
Total Senior Securities	19,742	133,035	152,777	642,256	12,915	655,171
Re-REMIC Securities	—	—	—	85,077	—	85,077
Subordinate Securities
Residential prime	386	49,620	50,006	53,846	—	53,846
Residential non-prime	188	76,839	77,027	13,188	6,096	19,284
Commercial	—	32,828	32,828	7,496	—	7,496
CDO	1,038	16,041	17,079	—	4,245	4,245
Total Subordinate Securities	1,612	175,328	176,940	74,530	10,341	84,871
Total Real Estate Securities	$21,354	$308,363	$329,717	$801,863	$23,256	$825,119

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

For purposes of the table above, the “prime” or “non-prime” designation used to categorize our residential securities is based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower loan-to-value ratios, and are made to borrowers with higher FICO (Fair Isaac Corporation) scores. Non-prime residential loans are generally characterized by higher loan-to-value ratios, and may have been made to borrowers with lower credit scores or impaired credit histories (but exhibit the ability to repay their loans). Regardless of whether or not the loans backing a mortgage-backed security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

AFS Securities

We often purchase AFS securities at a discount to their par principal values. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we generally do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of principal face that we do not expect to receive and will not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Real Estate Securities  – (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities as of December 31, 2010 and 2009.

December 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,257,601	$89,103	$89,476	$1,436,180
Credit reserve	(297,849)	(76,979)	(88,394)	(463,222)
Net unamortized (discount) premium	(291,093)	(5,591)	11,485	(285,199)
Amortized cost	668,659	6,533	12,567	687,759
Gross unrealized gains	153,125	1,604	—	154,729
Gross unrealized losses	(8,406)	(641)	(8,322)	(17,369)
Carrying Value	$813,378	$7,496	$4,245	$825,119

December 31, 2009 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,581,692	$158,997	$89,371	$1,830,060
Credit reserve	(469,273)	(146,018)	(87,017)	(702,308)
Net unamortized (discount) premium	(401,808)	(5,130)	8,941	(397,997)
Amortized cost	710,611	7,849	11,295	729,755
Gross unrealized gains	130,914	1,422	25	132,361
Gross unrealized losses	(44,346)	(71)	(7,228)	(51,645)
Carrying Value	$797,179	$9,200	$4,092	$810,471

The following table presents the changes for the years ended December 31, 2010 and 2009, of the unamortized discount (premium) and designated credit reserves on AFS securities.

Changes in Unamortized Discount (Premium) and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
Year Ended December 31, 2010 (In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Premium Net
Beginning balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)
Amortization of net (discount) premium	—	(44,187)	—	241	—	(1,167)
Realized credit losses	(150,791)	—	(69,894)	—	—	—
Acquisitions	14,501	74,652	—	—	—	—
Sales, calls, other	(65,619)	(119,507)	—	—	—	—
Impairments	8,812	—	1,075	—	—	—
Transfers to (release of) credit reserves	21,673	(21,673)	(220)	220	1,377	(1,377)
Ending Balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Real Estate Securities  – (continued)

	Residential		Commercial		CDO
Year Ended December 31, 2009 (In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2008	$731,468	$211,262	$497,047	$(35,069)	$59,828	$18,056
Cumulative adjustment – accounting change	—	(59,949)	—	—	—	(1,011)
Beginning balance – January 1, 2009	731,468	151,313	497,047	(35,069)	59,828	17,045
Amortization of net (discount) premium	—	(31,387)	—	6,650	—	(1,052)
Realized credit losses	(453,151)	—	(38,708)	—	(3,000)	—
Acquisitions	107,609	488,862	—	—	—	—
Sales, calls, other	(32,524)	(126,850)	(316,464)	4,778	152	—
Impairments	35,741	—	32,914	—	5,103	—
Transfers to (release of) credit reserves	80,130	(80,130)	(28,771)	28,771	24,934	(24,934)
Ending Balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)

The loans underlying our residential subordinate securities totaled $41 billion at December 31, 2010. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2010 were 6.82% of current principal balances. The loans underlying our commercial subordinate securities totaled $20 billion at December 31, 2010, and consist primarily of office (31%), retail (34%), and multifamily (12%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at December 31, 2010 were 5.80% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position as of December 31, 2010 and 2009.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2010 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$104,154	$(1,628)	$102,526	$26,374	$(6,778)	$19,596
Commercial	2,134	(257)	1,877	1,728	(384)	1,344
CDO	—	—	—	12,567	(8,322)	4,245
Total Securities	$106,288	$(1,885)	$104,403	$40,669	$(15,484)	$25,185

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2009 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$73,075	$(30,520)	$42,555	$42,368	$(13,826)	$28,542
Commercial	2,719	(71)	2,648	—	—	—
CDO	4,091	(2,136)	1,955	7,204	(5,092)	2,112
Total Securities	$79,885	$(32,727)	$47,158	$49,572	$(18,918)	$30,654

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Real Estate Securities  – (continued)

At December 31, 2010, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 509 AFS securities, of which 80 were in an unrealized loss position, of which 46 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2009, our consolidated balance sheet included 554 AFS securities, of which 220 were in a continuous unrealized loss position and 72 were in a continuous unrealized loss position for twelve months or longer.

Of the total unrealized losses at December 31, 2010 and 2009, $10 million and $14 million, respectively, relate to securities owned at the Fund. The remaining unrealized losses relate to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below our cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon significant adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities as of December 31, 2010.

Significant Valuation Assumptions

Range for Securities
December 31, 2010	Prime	Non-prime	Commercial
Prepayment rates	4 – 15%	1 – 12%	N/A
Loss severity(1)	12 – 62%	22 – 60%	33 – 50%
Projected losses(1)	0 – 23%	1 – 63%	2 – 14%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having the lower projected losses and severities.

Components of Other-than-Temporary Impairments

The following table details the components of OTTI for the years ended December 31, 2010 and 2009. The credit component of OTTI is recognized through our consolidated statement of income (loss) while the non-credit component of OTTI is recorded in accumulated other comprehensive income (loss).

	Years Ended December 31,
(In Thousands)	2010	2009
For securities with a non-credit component of OTTI:
Initial credit impairment	$768	$1,761
Subsequent credit impairment	6,651	16,358
Securities with no non-credit component of OTTI	2,468	55,639
Total credit OTTI	9,887	73,758
Non-credit component of OTTI	8,329	23,407
Total OTTI	$18,216	$97,165

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Real Estate Securities  – (continued)

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at December 31, 2010 and 2009. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or is fully written down.

Activity of Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2010	2009
Balance at beginning of period	$146,454	$—
Cumulative adjustment for accounting change	—	164,666
Additions:
Initial credit impairments	768	1,761
Subsequent credit impairments	6,651	16,358
Reductions:
Securities sold	(5,113)	(872)
Securities matured, called, or fully written down	(27,744)	(35,459)
Balance at End of Period	$121,016	$146,454

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains on sales and calls, net, in our consolidated statements of income (loss). The following table presents the gross realized gains on sales and calls of AFS securities for the year ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Gross realized gains – sales	$56,983	$39,154	$1,948
Gross realized gains – calls	2,220	—	42
Gross realized losses – sales	(3,335)	(1,402)	(47)
Gross realized losses – calls	—	—	(93)
Total Realized Gains on Sales and Calls of AFS Securities, net	$55,868	$37,752	$1,850

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Derivative Financial Instruments

Redwood and the consolidated Acacia entities held derivative financial instruments at December 31, 2010 and 2009. The derivatives held at Acacia entities are not the obligations of Redwood.

The following table presents the aggregate fair value and notional amount by entity of these derivative financial instruments as of December 31, 2010 and 2009.

	Redwood		Acacia		Total
December 31, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Cash Flow Hedges
Interest rate swaps	$—	$—	$—	$—	$—	$—
Assets – Risk Management Derivatives
Interest rate swaps	175	44,000	813	18,037	988	62,037
TBAs	348	35,000	—	—	348	35,000
Futures	703	433,000	—	—	703	433,000
Interest rate caps purchased	—	—	6,012	703,400	6,012	703,400
Total Assets	1,226	512,000	6,825	721,437	8,051	1,233,437
Liabilities – Cash Flow Hedges
Interest rate swaps	(11,449)	155,500	—	—	(11,449)	155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,283)	26,000	(69,373)	663,604	(70,656)	689,604
TBAs	(951)	124,000	—	—	(951)	124,000
Futures	(59)	225,000	—	—	(59)	225,000
Credit default swaps	—	—	—	—	—	—
Total Liabilities	(13,742)	530,500	(69,373)	663,604	(83,115)	1,194,104
Total Derivative Financial Instruments, net	$(12,516)	$1,042,500	$(62,548)	$1,385,041	$(75,064)	$2,427,541

	Redwood		Acacia		Total
December 31, 2009 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$738	$73,563	$738	$73,563
Interest rate caps purchased	—	—	11,634	711,800	11,634	711,800
Total Assets	—	—	12,372	785,363	12,372	785,363
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,597)	14,100	(61,902)	784,856	(63,499)	798,956
Credit default swaps	—	—	(20,301)	20,301	(20,301)	20,301
Total Liabilities	(1,597)	14,100	(82,203)	805,157	(83,800)	819,257
Total Derivative Financial Instruments, net	$(1,597)	$14,100	$(69,831)	$1,590,520	$(71,428)	$1,604,620

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Derivative Financial Instruments  – (continued)

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

Risks Related to Unsecuritized Loans at Redwood

In order to manage risks associated with residential loans we own or plan to acquire and securitize, as of December 31, 2010, we were party to interest rate agreements with an aggregate notional amount of $70 million, TBA contracts sold with a notional amount of $159 million, Treasury futures sold with a notional amount of $13 million, and Eurodollar futures sold with a notional amount of $645 million. (These Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required resulting in a notional amount higher than would be needed with our other derivatives.) Net negative market valuation adjustments on these derivatives were less than $1 million for the year ended December 31, 2010.

Risks Related to Securities at Redwood

During 2009, we held interest rate agreements at Redwood to manage risks associated with certain securities in our portfolio. Net valuation adjustments on these interest rate agreements were positive $1 million for the years ended December 31, 2009.

Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $46 million and positive $17 million for the years ended December 31, 2010 and 2009, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities, we entered into interest rate swaps during 2010 with an aggregate notional balance of $156 million at December 31, 2010. We designated these derivatives as cash flow hedges. For the year ended December 31, 2010, these hedges decreased in value by $11 million, of which $1 million was recorded as a component of interest expense and the remaining $10 million was recorded as a reduction to accumulated other comprehensive income (loss), a component of stockholders’ equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income (loss) was negative $29 million at December 31, 2010, negative $22 million at December 31, 2009, and negative $27 million at December 31, 2008. For both the years ended December 31, 2010 and 2009 we reclassified $4 million of unrealized losses on derivatives to interest expense. We estimate that we will reclassify $4 million of unrealized losses to interest expense during 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Derivative Financial Instruments  – (continued)

The following table illustrates the impact on interest income (expense) of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2010 and 2009.

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Net interest expense on cash flow interest rate agreements	$(4,041)	$—	$—
Realized net expense due to net ineffective portion of hedges	(10)	—	—
Realized net losses reclassified from other comprehensive loss	(3,721)	(4,457)	(5,686)
Total Interest Expense	$(7,772)	$(4,457)	$(5,686)

Credit Derivatives

At December 31, 2010, we had no outstanding CDS contracts or obligations. At December 31, 2009, there were four outstanding CDS contracts with a fair value of negative $20 million and a notional amount of $20 million that were initiated during 2007 by an Acacia securitization entity that we have consolidated for financial reporting purposes. At December 31, 2009, all of our CDS had expiration dates of greater than 15 years and the credit ratings of the reference securities were CCC or lower. During 2010, the reference securities underlying our CDS experienced principal losses resulting in obligations of $20 million.

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

At December 31, 2010, Redwood had outstanding derivative agreements with six bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. As of December 31, 2010, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

Note 10. Other Assets

Other assets as of December 31, 2010 and 2009 are summarized in the following table.

Other Assets

(In Thousands)	December 31, 2010	December 31, 2009
Real estate owned (REO)	$14,481	$17,421
Fixed assets and leasehold improvements	3,692	3,630
Derivative margin posted, net	16,233	1,830
Investment receivable	883	667
Income tax receivables	1,243	65
Prepaid expenses	1,973	2,180
Other	157	349
Total Other Assets	$38,662	$26,142

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 10. Other Assets  – (continued)

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at December 31, 2010 was $14 million, which includes the net effect of $21 million related to transfers into REO during 2010, offset by $21 million of REO liquidations and $3 million of negative market valuation adjustments. The carrying value of REO as of December 31, 2009 was $17 million, which includes the net effect of $29 million related to transfers into REO during 2009, offset by $24 million of REO liquidations, $3 million of negative valuation changes, and $4 million of REO derecognized as a result of our deconsolidation of certain Sequoia entities.

At December 31, 2010, there were 83 REO properties recorded on our balance sheet, of which 81 were owned at Sequoia and two were owned at Redwood. At December 31, 2009, there were 79 REO properties recorded on our balance sheet, of which 78 were owned at Sequoia and one was owned at Redwood. Properties located in Arizona, California, Colorado, Florida, and Georgia accounted for 62% of our REO properties at December 31, 2010.

Derivative margin posted, net, was $16 million and $2 million at December 31, 2010 and 2009, respectively, resulting from margin calls from our derivative counterparties.

Note 11. Short-Term Debt

At December 31, 2010, we had short-term debt outstanding of $44 million. This debt matured in January 2011, and has subsequently been extended through March 2011. For the year ended December 31, 2010 the average balance of short-term debt was $5 million, with a weighted average interest rate of 1.68%. At December 31, 2010, Redwood had master repurchase agreements with two different counterparties, and we were in compliance with the covenants under these borrowing agreements. There was no short-term debt outstanding during 2009 or 2008.

Note 12. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

In April 2010, Redwood securitized $238 million of loans through our Sequoia program, with $211 million of ABS issued to third parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 12. Asset-Backed Securities Issued  – (continued)

The components of ABS issued by consolidated securitization entities we sponsor as of December 31, 2010 and 2009, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,445,882	$2,956,657	$6,402,539	$3,627,952	$3,026,307	$6,654,259
Interest-only certificates	15,587	—	15,587	19,190	—	19,190
Unamortized premium	1,726	—	1,726	2,371	—	2,371
Unamortized discount	(4,694)	—	(4,694)	(4,580)	—	(4,580)
Fair value adjustment, net	—	(2,653,580)	(2,653,580)	—	(2,728,711)	(2,728,711)
Total ABS Issued	$3,458,501	$303,077	$3,761,578	$3,644,933	$297,596	$3,942,529
Range of weighted average interest rates, by series	0.45% to 4.40%	0.76% to 1.88%		0.44% to 4.69%	0.70% to 1.13%
Stated maturities	2024 – 2047	2039 – 2052		2024 – 2047	2039 – 2052
Number of series	37	10		36	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. As of December 31, 2010, all of the $3.8 billion reported value of ABS issued ($6.4 billion principal value) had contractual maturities of over five years. Amortization of Sequoia deferred ABS issuance costs was $2 million for both the years ended December 31, 2010 and 2009.

The following table summarizes the accrued interest payable on ABS issued as of December 31, 2010 and 2009. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31,
	2010	2009
Sequoia	$2,356	$2,356
Acacia	2,911	3,002
Total Accrued Interest Payable on ABS Issued	$5,267	$5,358

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 12. Asset-Backed Securities Issued  – (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding as of December 31, 2010 and 2009.

Collateral for Asset-Backed Securities Issued

	December 31, 2010			December 31, 2009
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,542,159	$19,850	$3,562,009	$3,724,546	$12,089	$3,736,635
Real estate securities	—	327,919	327,919	—	303,852	303,852
Other investments	—	—	—	—	20,371	20,371
Real estate owned (REO)	14,241	—	14,241	17,087	—	17,087
Restricted cash	331	21,790	22,121	310	89,057	89,367
Accrued interest receivable	6,264	2,735	8,999	6,931	4,731	11,662
Total Collateral for ABS Issued	$3,562,995	$372,294	$3,935,289	$3,748,874	$430,100	$4,178,974

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. Our trust preferred securities yielded 3.18% and 4.05% for the years ended December 31, 2010 and 2009, respectively. Our trust preferred securities, including hedging costs, yielded 5.97% for the year ended December 31, 2010. The earliest optional redemption date without penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of this subordinated debt for $270 thousand and recorded a $230 thousand gain on extinguishment of debt in realized gains on sales and calls, net, a component of our consolidated statements of income (loss).

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than July 30, 2037. These notes yielded 3.18% and 4.05% for the years ended December 31, 2010 and 2009, respectively. Including hedging costs, these notes yielded 5.97% for the year ended December 31, 2010. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt for $3.4 million and recorded a $6.6 million gain on extinguishment of debt in realized gains on sales and calls, net, a component of our consolidated statements of income (loss).

At both December 31, 2010 and 2009, the accrued interest payable balance on long-term Redwood debt was $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

As of December 31, 2010, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. The majority of the future lease obligations relates to operating leases for our executive office that expire in 2013 and 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was $2 million for both years ended December 31, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments as of December 31, 2010.

Future Lease Commitments by Year

(In Thousands)	December 31, 2010
2011	$1,873
2012	1,882
2013	1,439
2014	1,132
2015	1,166
2016 and thereafter	2,954
Total	$10,446

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $2.7 million and $3.2 million at December 31, 2010 and 2009, respectively.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $30 million. We believe that this claim is without merit and we intend to defend the action vigorously.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a claim of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 14. Commitments and Contingencies  – (continued)

securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion is pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $3.3 million. We believe that this claim is without merit and we intend to defend the action vigorously.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10CH450B03) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. With respect to SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the claims, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one claim, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $51 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $178 million. SRF has not yet responded to the complaint. We believe that these claims are without merit, and we intend to defend the action vigorously.

We cannot determine the outcome of any of the above-referenced litigation matters at this time or predict the results with certainty. We cannot be certain that any of these matters will not have a material adverse effect on our results of operations in any future period, and any loss and expense related to any of this litigation could have a material adverse impact on our consolidated financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the years ended December 31, 2010 and 2009.

Stockholders’ Equity

	Years Ended December 31,
(In Thousands)	2010	2009
Balance at beginning of period	$971,721	$301,852
New equity capital, net	15,488	525,416
Unrealized gains on securities and derivatives, net	47,479	181,359
Distributions to shareholders	(79,987)	(76,101)
Net income attributable to Redwood Trust, Inc.	110,052	39,195
Balance at End of Period	$1,064,753	$971,721

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income as of December 31, 2010 and 2009.

	December 31,
(In Thousands)	2010	2009
Net unrealized gains on real estate securities	$137,360	$80,716
Less: Unrealized losses attributable to noncontrolling interest	(4,164)	(6,614)
Net unrealized gains on real estate securities recognized in equity	141,524	87,330
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(29,185)	(22,470)
Total Accumulated Other Comprehensive Income	$112,339	$64,860

Noncontrolling Interest

Of the total equity on our consolidated balance sheet at December 31, 2010 and 2009, $11 million and $17 million, respectively, is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 15. Equity  – (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2010, 2009, and 2008.

Basic and Diluted Earnings (Loss) Per Common Share

	Years Ended December 31,
(In Thousands, Except Share Data)	2010	2009	2008
Basic Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$110,052	$39,195	$(444,386)
Less: Dividends and undistributed earnings allocated to participating securities	3,155	822	—
Net income (loss) allocated to common shareholders	$106,897	$38,373	$(444,386)
Basic weighted average common shares outstanding	77,841,634	68,458,009	33,022,622
Basic Earnings (Loss) Per Common Share	$1.37	$0.56	$(13.46)
Diluted Earnings (Loss) Per Common Share:
Net income (loss) attributable to Redwood	$110,052	$39,195	$(444,386)
Less: Dividends and undistributed earnings allocated to participating securities	2,801	822	—
Net income (loss) allocated to common shareholders	$107,251	$38,373	$(444,386)
Basic weighted average common shares outstanding	77,841,634	68,458,009	33,022,622
Net effect of dilutive equity awards	969,314	532,882	—
Diluted weighted average common shares outstanding	78,810,949	68,990,891	33,022,622
Diluted Earnings (Loss) Per Common Share	$1.36	$0.55	$(13.46)

For the years ended December 31, 2010 and 2009, there were 969,314 and 532,882 dilutive equity awards under the two-class method, respectively. For the year ended December 31, 2008, there were no dilutive equity awards based on our reported net loss for the period. Participating securities were included in the calculation of diluted earnings per common share using the two-class method for the years ended December 31, 2010 and 2009, as this computation was more dilutive than using the treasury stock method. For the years ended December 31, 2010, 2009, and 2008, the number of outstanding equity awards that were anti-dilutive totaled 393,696, 353,423, and 1,214,756, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During 2010, there were no shares acquired under the plan. As of December 31, 2010, there remained 4,658,071 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16. Equity Compensation Plans

As of December 31, 2010, 2009, and 2008, 1,052,826 and 783,911 and 1,005,937 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $19 million at December 31, 2010, as shown in the following table.

Unrecognized Compensation Cost

	Year Ended December 31, 2010
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$879	$16,081	$—	$—	$16,960
Equity grants	—	837	9,093	3,415	178	13,523
Equity compensation cost	—	(326)	(10,754)	(95)	(178)	(11,353)
Unrecognized Compensation Cost at End of Period	$—	$1,390	$14,420	$3,320	$—	$19,130

At December 31, 2010, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2010, 2009, and 2008.

Stock Options Activity

	Years Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,073	$50.25	647,873	$41.46	833,215	$37.60
Granted	—	—	—	—	—	—
Exercised	(11,500)	14.24	(147,800)	11.74	(144,262)	15.20
Forfeited	(3,008)	34.18	—	—	(41,080)	55.29
Expired	(26,450)	17.63	—	—	—	—
Outstanding at End of Period	459,115	$53.13	500,073	$50.25	647,873	$41.46
Exercisable at End of Period	459,115	$53.13	500,073	$50.25	645,197	$41.40

As of December 31, 2010 and 2009, all of the outstanding stock options were fully vested. As of December 31, 2008, there were 2,676 unvested stock options. There were no expenses related to stock options for the years ended December 31, 2010 and 2009 and were less than $1 million for the year ended December 31, 2008. The total intrinsic value of the options outstanding and exercisable was less than $1 million at December 31, 2010, 2009 and 2008.

The net cash proceeds received and the total intrinsic value (fair value less exercise price) for options exercised was less than $1 million for the years ended December 31, 2010, 2009, and 2008. There were no stock options granted during 2010, 2009, and 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16. Equity Compensation Plans  – (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2010.

Outstanding Stock Options as of December 31, 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0 to $20	—	—	$—	—	$—
$20 to $30	15,480	1.45	25.87	15,480	25.87
$30 to $40	2,500	2.35	36.19	2,500	36.19
$40 to $50	48,871	1.64	43.36	48,871	43.36
$50 to $60	392,264	2.80	55.54	392,264	55.54
$ 0 to $60	459,115	2.63	53.13	459,115	53.13

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2010, 2009, and 2008.

Restricted Stock Outstanding

	Years Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	75,645	$18.87	53,242	$25.78	17,646	$50.15
Granted	60,095	13.99	33,610	14.58	56,252	23.61
Vested	(13,127)	26.03	(8,587)	39.50	(5,543)	49.52
Forfeited	(3,542)	16.85	(2,620)	36.64	(15,113)	37.45
Outstanding at End of Period	119,071	$15.68	75,645	$18.87	53,242	$25.78

We generally grant restricted stock as part of compensation in the fourth quarter. For each of the years ended December 31, 2010, 2009, and 2008, the expenses related to restricted stock were less than $1 million. As of December 31, 2010, there was $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years. Restrictions on shares of restricted stock outstanding lapse through 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16. Equity Compensation Plans  – (continued)

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2010, 2009, and 2008.

Deferred Stock Units Activity

	Years Ended December 31,
	2010		2009		2008
(In Thousands, Except Unit Amounts)	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	1,708,326	$21.40	1,730,531	$30.33	709,848	$48.69
Granted	838,547	14.20	550,599	14.78	1,100,954	19.84
Distributions	(60,067)	43.35	(522,147)	43.51	(64,820)	49.57
Forfeitures	(135,002)	15.66	(50,657)	28.38	(15,451)	45.24
Balance at End of Period	2,351,804	$18.60	1,708,326	$21.40	1,730,531	$30.33

We generally grant DSUs annually as part of compensation in the fourth quarter. As of December 31, 2010, 2009, and 2008, the number of outstanding DSUs that were unvested was 1,309,463, 1,413,896, and 1,207,705, respectively. The weighted-average grant-date fair value of these unvested DSUs was $15.44, $17.78, and $23.82, as of December 31, 2010, 2009, and 2008, respectively. Vesting on DSUs lapse through 2015.

Expenses related to DSUs were $11 million, $6 million, and $11 million for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $14 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted-average period of one year. As of December 31, 2010, 2009, and 2008, the number of outstanding DSUs that had vested was 1,042,341, 294,430, and 522,826, respectively.

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

Performance Stock Units

During the fourth quarter of 2010, 243,754 PSUs were granted. No PSUs were granted in 2009 and 2008. PSUs cliff vest, if at all, on the third anniversary of their grant date, with vesting contingent on total stockholder return over the three-year vesting period.

As of December 31, 2010, the number of outstanding PSUs that were unvested was 243,754 and each had a grant date fair value of $14.01. The grant date fair value was determined through Monte-Carlo simulations using the following assumptions: Redwood’s common stock closing price on the day prior to the grant date, the average closing price of Redwood’s common stock price for the 20 trading days prior to the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16. Equity Compensation Plans  – (continued)

grant date, an implied volatility assumption of 46% (which was based on historical volatility), a risk free rate of 0.77% (which was the three-year Treasury rate on the grant date), the range of potential payouts based on total stockholder return over three years from the grant date, and a 0% dividend yield (which is mathematically equivalent to reinvesting the dividends over the performance period as is consistent with the terms of the PSUs).

Expenses related to PSUs were less than $1 million for the year ended December 31, 2010. As of December 31, 2010, there was $3 million of unrecognized compensation cost related to unvested PSUs. This cost will be recognized over a weighted-average period of two years. As of December 31, 2010, none of the outstanding PSUs had vested.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2010, 2009, and 2008, 121,643, 92,479, and 67,306 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2010.

The following table summarizes the activity related to the ESPP for the years ended December 31, 2010, 2009, and 2008.

Employee Stock Purchase Plan Activity

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Balance at beginning of period	$3	$22	$—
Employee purchases	356	293	401
Cost of common stock issued	(359)	(312)	(379)
Balance at End of Period	$—	$3	$22

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2010, 2009, and 2008.

EDCP Cash Accounts Activity

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Balance at beginning of period	$775	$7,607	$9,071
New deferrals	889	406	2,582
Accrued interest	48	35	460
Withdrawals	(502)	(7,273)	(4,506)
Balance at End of Period	$1,210	$775	$7,607

Deferrals were made to the cash accounts of the EDCP of less than $1 million for the years ended December 31, 2010 and 2009, and $3 million for the year ended December 31, 2008.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 17. Operating Expenses

Components of our operating expenses for the years ended December 31, 2010, 2009, and 2008 are presented in the following table.

Operating Expenses

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Fixed compensation expense	$14,487	$14,526	$18,228
Variable compensation expense	7,542	7,470	2,385
Equity compensation expense	11,353	6,105	12,264
Severance expense	358	486	1,814
Total compensation expense	33,740	28,587	34,691
Systems	7,658	7,012	9,005
Office costs	7,027	7,047	7,028
Accounting and legal	3,866	2,904	8,013
Other operating expenses	1,424	1,445	2,169
Total Operating Expenses	$53,715	$46,995	$60,906

Note 18. Taxes

We assessed our tax positions for all open tax years (i.e., Federal, 2007 to 2009, and State, 2006 to 2009), and at December 31, 2010 and 2009, concluded that we had no material unrecognized tax liabilities. Components of our net deferred tax assets are presented in the following table.

Deferred Tax Assets

	December 31,
(In Thousands)	2010	2009
Net operating loss carry forward and basis differences – state	$6,233	$13,184
Net capital loss carry forward – state	18,375	14,478
Net operating loss carry over – federal	10,227	4,714
Net capital loss carry forward – federal	9,008	9,110
Real estate assets	4,430	5,907
Interest rate agreements	586	673
Other	326	326
Total net deferred tax assets	49,185	48,392
Valuation allowance	(45,698)	(43,582)
Total benefited deferred tax assets through tax provision	3,487	4,810
Tax effect of unrealized losses	167	87
Valuation allowance	(167)	(87)
Total Deferred Tax Assets	$3,487	$4,810

Redwood, its taxable subsidiaries, and the Acacia entities generated an estimated state NOL of $1.5 billion at December 31, 2010, substantially all of which expires in 2022. Additionally, for state tax purposes, at December 31, 2010, mortgage-backed security basis differences totaled $1.1 billion. These amounts were offset by tax liabilities related to the Acacia entities that exceeded the corresponding GAAP liabilities by $2.5 billion at December 31, 2010. The net deferred tax asset associated with these differences (using a 7.2% effective state tax rate) was $6 million for the year ended December 31, 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 18. Taxes  – (continued)

Realization of our deferred tax asset at December 31, 2010, is dependent on many factors, including generating sufficient taxable income prior to the expiration of net operating loss (NOL) carry forwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carry forwards. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. Our deferred tax asset valuation allowance increased during 2010, as compared to 2009, due to the uncertainty of generating sufficient capital gains or taxable income in future periods sufficient to exhaust the additional deferred assets generated in 2010. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carry forward periods change from current expectations.

The following table summarizes the provision for (benefit from) income taxes for the years ended December 31, 2010, 2009, and 2008.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Current (benefit from) provision for income taxes
Federal	$(1,049)	$(3,081)	$(6,608)
State	6	15	(1,869)
Total current (benefit from) provision for income taxes	$(1,043)	$(3,066)	$(8,477)
Deferred provision for (benefit from) income taxes
Taxable subsidiaries	$1,323	$(1,202)	$5,267
Total Provision for (Benefit from) Income Taxes	$280	$(4,268)	$(3,210)

Until we generate taxable income in excess of our estimated NOL carry forward at the REIT ($70 million as of December 31, 2010), our dividend distribution requirements will remain at zero. At December 31, 2010, our taxable REIT subsidiaries had federal NOLs of $34 million, which will expire between 2029 and 2030.

Prior to 2008, we had elected to retain up to 10% of our REIT ordinary taxable income and had provisioned for corporate income taxes on the retained income while maintaining our REIT status. Based on this practice, for the year ended December 31, 2007, we recognized a provision for income taxes of $5 million. During the third quarter of 2008, our Board of Directors decided to distribute as dividends 100% of our REIT taxable income generated in 2007 and 2008. As a result of this change, we recognized a net tax provision reversal of $8 million related to our 2007 provision for income taxes for the year ended December 31, 2008.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2010, 2009, and 2008.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Years Ended December 31,
	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.2%
Differences in taxable (loss) income from GAAP income (loss)	(39.4)%	(53.4)%	(43.3)%
2007 net tax provision reversal	—	—	0.7%
Dividends paid deduction	(1.5)%	—	2.1%
Effective Tax Rate	0.3%	(12.2)%	0.7%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 18. Taxes  – (continued)

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we did not meet the requirements for statutory relief, we could be subject to a 100% prohibited transaction tax for certain transactions, be required to distribute additional dividends, or be subject to federal income tax at regular corporate rates. We could also potentially lose our REIT status. Any of these outcomes could have a material adverse impact on our consolidated financial statements.

Note 19. Quarterly Financial Data — Unaudited

	Three Months Ended
(In Thousands, Except Per Share Data)	December 31,	September 30,	June 30,	March 31,
2010
Operating results:
Interest income	$55,753	$59,015	$56,570	$58,716
Interest expense	$(21,624)	$(23,695)	$(21,164)	$(18,181)
Net interest income	$34,129	$35,320	$35,406	$40,535
Net income	$14,709	$19,898	$28,601	$46,844
Per share data:
Net income – basic	$0.18	$0.25	$0.36	$0.59
Net income – diluted	$0.18	$0.25	$0.35	$0.58
Regular dividends declared per common share	$0.25	$0.25	$0.25	$0.25
2009
Operating results:
Interest income	$61,796	$70,382	$74,261	$81,438
Interest expense	$(20,524)	$(24,837)	$(39,001)	$(47,642)
Net interest income	$41,272	$45,545	$35,260	$33,796
Net income (loss)	$40,292	$27,128	$6,723	$(34,944)
Per share data:
Net income (loss) – basic	$0.51	$0.34	$0.10	$(0.65)
Net income (loss) – diluted	$0.51	$0.34	$0.10	$(0.65)
Regular dividends declared per common share	$0.25	$0.25	$0.25	$0.25