Form 10-Q
period 2011-03-31
REDWOOD TRUST INC
filed 2011-05-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	78,548,044 shares outstanding as of May 4, 2011

REDWOOD TRUST, INC.
2011 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2011	December 31, 2010
ASSETS
Residential real estate loans	$3,795,762	$3,797,095
Commercial real estate loans	62,436	50,386
Real estate securities, at fair value:
Trading securities	321,820	329,717
Available-for-sale securities	781,992	825,119
Total real estate securities	1,103,812	1,154,836
Other investments	—	—
Cash and cash equivalents	220,276	46,937
Total earning assets	5,182,286	5,049,254
Restricted cash	34,983	24,524
Accrued interest receivable	13,569	13,782
Derivative assets	5,698	8,051
Deferred tax asset	3,487	3,487
Deferred securities issuance costs	7,052	5,928
Other assets	36,231	38,662
Total Assets(1)	$5,283,306	$5,143,688
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$44,137
Accrued interest payable	6,611	5,930
Derivative liabilities	70,157	83,115
Accrued expenses and other liabilities	8,358	14,305
Dividends payable	19,535	19,531
Asset-backed securities issued – Sequoia	3,646,342	3,458,501
Asset-backed securities issued – Acacia	310,952	303,077
Long-term debt	139,500	139,500
Total liabilities(2)	4,201,455	4,068,096
Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 78,138,724 and 78,124,668 issued and outstanding	781	781
Additional paid-in capital	1,692,095	1,689,851
Accumulated other comprehensive income	122,112	112,339
Cumulative earnings	493,105	474,940
Cumulative distributions to stockholders	(1,233,282)	(1,213,158)
Total stockholders’ equity	1,074,811	1,064,753
Noncontrolling interest	7,040	10,839
Total equity	1,081,851	1,075,592
Total Liabilities and Equity	$5,283,306	$5,143,688

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At March 31, 2011 and December 31, 2010, these assets totaled $4,134,480 and $3,941,212, respectively.
(2)	Our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2011 and December 31, 2010, these liabilities totaled $4,027,793 and $3,838,386, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2011	2010
Interest Income
Residential real estate loans	$18,469	$14,488
Commercial real estate loans	1,225	303
Real estate securities	34,624	43,899
Other investments	—	9
Cash and cash equivalents	15	17
Total interest income	54,333	58,716
Interest Expense
Short-term debt	(182)	—
Asset-backed securities issued	(19,423)	(17,066)
Long-term debt	(2,367)	(1,116)
Total interest expense	(21,972)	(18,182)
Net Interest Income	32,361	40,534
Provision for loan losses	(2,807)	(9,475)
Market valuation adjustments	(3,118)	(9,291)
Other-than-temporary impairments(1)	(2,622)	(1,946)
Market valuation adjustments, net	(5,740)	(11,237)
Net Interest Income After Provision and Market Valuation Adjustments	23,814	19,822
Operating expenses	(11,514)	(17,306)
Realized gains on sales and calls, net	3,864	44,338
Net income before provision for income taxes	16,164	46,854
Provision for income taxes	(14)	(26)
Net income	16,150	46,828
Less: Net loss attributable to noncontrolling interest	(2,015)	(15)
Net Income Attributable to Redwood Trust, Inc.	$18,165	$46,843
Basic earnings per common share	$0.23	$0.59
Diluted earnings per common share	$0.22	$0.58
Regular dividends declared per common share	$0.25	$0.25
Basic weighted average shares outstanding	78,027,840	77,677,235
Diluted weighted average shares outstanding	79,371,776	78,542,299

(1)	For the three months ended March 31, 2011, other-than-temporary impairments were $3,312, of which $690 were recognized in Accumulated Other Comprehensive Income. For the three months ended March 31, 2010, other-than-temporary impairments were $3,615, of which $1,669 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	—	—	—	—	18,165	—	(2,015)	16,150
Net unrealized gain on available-for-sale securities	—	—	—	3,049	—	—	4,539	7,588
Reclassification of other-than-temporary impairments to net income	—	—	—	1,770	—	—	—	1,770
Net unrealized gain on interest rate agreements	—	—	—	3,890	—	—	—	3,890
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	1,064	—	—	—	1,064
Total other comprehensive gain				9,773
Total comprehensive income								30,462
Issuance of common stock:
Dividend reinvestment & stock purchase plans	13,304	—	196	—	—	—	—	196
Employee stock purchase and incentive plans	752	—	(26)	—	—	—	—	(26)
Non-cash equity award compensation	—	—	2,074	—	—	—	—	2,074
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(6,323)	(6,323)
Common dividends declared	—	—	—	—	—	(20,124)	—	(20,124)
March 31, 2011	78,138,724	$781	$1,692,095	$122,112	$493,105	$(1,233,282)	$7,040	$1,081,851

For the Three Months Ended March 31, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income (loss)	—	—	—	—	46,843	—	(15)	46,828
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(8,940)	—	—	2,138	(6,802)
Reclassification of other-than-temporary impairments to net income	—	—	—	1,594	—	—	—	1,594
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	83	—	—	—	83
Total other comprehensive loss				(7,263)
Total comprehensive gain								41,703
Issuance of common stock:
Dividend reinvestment & stock purchase plans	8,687	1	128	—	—	—	—	129
Employee stock purchase and incentive plans	4,880	—	(16)	—	—	—	—	(16)
Non-cash equity award compensation	—	—	6,086	—	—	—	—	6,086
Share repurchases	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(6,904)	(6,904)
Common dividends declared	—	—	—	—	—	(19,894)	—	(19,894)
March 31, 2010	77,750,697	$778	$1,680,565	$57,597	$411,731	$(1,153,065)	$12,589	$1,010,195

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$18,165	$46,843
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(9,520)	(8,220)
Depreciation and amortization of non-financial assets	257	240
Provision for loan losses	2,807	9,475
Non-cash equity award compensation	2,074	6,086
Market valuation adjustments, net	5,740	11,237
Realized gains on sales and calls, net	(3,864)	(44,338)
Net change in:
Accrued interest receivable	76	3,349
Deferred tax asset	—	1,179
Other assets	3,529	1,976
Accrued interest payable	3,892	2,026
Accrued expenses and other liabilities	(5,947)	31,789
Net cash provided by operating activities	17,209	61,642
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(112,742)	—
Principal payments on real estate loans held-for-investment	93,292	65,647
Proceeds from sales of real estate loans held-for-sale	1,857	—
Purchases of available-for-sale securities	(13,223)	(162,772)
Proceeds from sales of available-for-sale securities	48,072	134,025
Principal payments on available-for-sale securities	31,234	33,458
Purchases of real estate securities trading	—	(17,137)
Proceeds from sales of trading securities	12,841	3,603
Principal payments on trading securities	15,080	14,290
Principal payments on other investments	—	3,766
Net (increase) decrease in restricted cash	(10,459)	6,706
Net cash provided by investing activities	65,952	81,586
Cash Flows From Financing Activities:
Net repayments on short-term debt	(44,137)	—
Proceeds from issuance of asset-backed securities	280,111	—
Repurchase of asset-backed securities	—	(8,639)
Deferred securities issuance costs	(1,695)	—
Repayments on asset-backed securities	(110,896)	(96,568)
Net settlements of derivatives	(4,916)	(12,390)
Net proceeds from issuance of common stock	170	113
Dividends paid	(20,121)	(19,890)
Change in noncontrolling interests	(8,338)	(6,919)
Net cash provided by (used in) financing activities	90,178	(144,293)
Net increase (decrease) in cash and cash equivalents	173,339	(1,065)
Cash and cash equivalents at beginning of period	$46,937	$242,818
Cash and cash equivalents at end of period	$220,276	$241,753
Supplemental Disclosures:
Cash paid for interest	$16,833	$16,156
Cash paid for taxes	$18	$4
Dividends declared but not paid at end of period	$19,535	$19,438
Transfers from real estate loans to real estate owned	$2,396	$3,707

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) — and using the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. All amounts presented herein, except share data, are shown in thousands.

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

We sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the consolidated Sequoia securitization entities. Our Acacia program was used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all the consolidated Acacia securitization entities. We are also the asset manager for and an investor in the Redwood Opportunity Fund LP (the Fund) that we sponsor. The Fund primarily invests in mortgage-backed securities.

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

For financial reporting purposes, the underlying loans and securities owned at Sequoia and Acacia entities are shown on our consolidated balance sheets under real estate loans and real estate securities and the asset-backed securities (ABS) issued to third-parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned by consolidated Sequoia and Acacia entities and interest expense on the ABS issued by these entities. The real estate securities owned at the Fund are shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third-parties is shown under noncontrolling interest. In our consolidated statements of income, we record interest income on the securities owned at the Fund. Since the Fund is currently funded with equity, there is no associated interest expense.

See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Fair Value Option

We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated statements of income.

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (AFS) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for in a manner consistent with the associated liabilities. Additionally, we may elect to apply the fair value option for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex.

See Note 5 for further discussion on the fair value option.

Real Estate Loans

Residential and Commercial Real Estate Loans — Fair Value

Residential and commercial real estate loans at fair value include loans where we have elected the fair value option. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in market valuation adjustments, net.

Residential and Commercial Real Estate Loans — Held-for-Sale

Residential and commercial real estate loans held-for-sale include loans that we are marketing for sale to third-parties. These loans are carried at the lower of their cost or fair value, as measured on an individual basis. If the fair value of a loan held-for-sale is lower than its amortized cost basis, this difference is reported as a negative market valuation adjustment through our consolidated statements of income. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Gains or losses on the sale of real estate loans are based on the specific identification method.

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned and securitized at Sequoia entities and residential and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or when a loan has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Loans that have been individually impaired are placed back on accrual status once the loan is considered reperforming.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

We use the interest method to determine an effective yield to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine periodic amortization. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization.

We reclassify loans held-for-investment to loans held-for-sale if we determine that these loans will be sold to third-parties. This may occur, for example, if we exercise our right to call ABS issued by a Sequoia securitization trust and decide to subsequently sell the underlying loans to third-parties.

See Note 6 for further discussion on real estate loans.

Residential Real Estate Loans — Allowance for Loan Losses

For residential real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans or pools of loans.

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

Once we determine the amount of defaults, the timing of the defaults, and severity of losses upon the defaults, we estimate expected losses for each individual loan or pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an appropriate loss confirmation period. This period is defined as the range of time between the occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the estimated loss confirmation period are the basis of our allowance for loan losses, since we believe these losses exist at the reported date of the financial statements. We re-evaluate the adequacy of our allowance for loan losses quarterly.

As part of the loss mitigation efforts undertaken by servicers of residential loans owned by Sequoia securitization entities, a growing number of loan modifications have been completed to help make mortgage loans more affordable for certain borrowers. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings according to GAAP. If a loan is determined to be a troubled debt restructuring (TDR), it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the provision for loan losses in our consolidated statements of income.

When foreclosed property is received in full satisfaction for a defaulted loan, we estimate the specific loan loss, if any, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs) and charge this specific estimated loss against the allowance for loan losses. Foreclosed property is subsequently recorded as real estate owned (REO), a component of other assets on our consolidated balance sheets. Actual losses incurred on loans liquidated through a short-sale are also charged against the allowance for loan losses.

Commercial Real Estate Loans — Allowance for Loan Losses

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. To calculate the allowance for loan losses, we assess each loan for indications of adverse credit conditions such as delinquencies or changes in expected future cash flows. Upon identification of an adverse credit conditions, the loans are evaluated for impairment and any resulting impairment is recorded in the provision for loan losses in our consolidated statements of income. We re-evaluate the adequacy of our allowance for loan losses for commercial loans held-for-investment at least quarterly.

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

Real Estate Securities, at Fair Value

Trading Securities

Trading securities include residential, commercial, and collateralized debt obligation (CDO) securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. All changes in fair value are reported through our consolidated statements of income in market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option. We currently account for certain securities at Redwood and all securities at Acacia entities as trading securities, at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Available-for-Sale (AFS) Securities

AFS securities include certain residential, commercial, and CDO securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive income in our consolidated statements of equity. Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience.

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for other-than-temporary impairment (OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to the sell the impaired security before it recovers in value; or, (iii) do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security — the impairment is deemed an OTTI and we record the entire difference between the security’s fair value and its amortized cost in our consolidated statements of income. Conversely, if none of these three conditions is met, we analyze the expected cash flows, or cost recovery of the security, to determine what, if any, OTTI is recognized through our consolidated statements of income. This analysis includes an assessment of any changes in the regulatory and/or economic environment that might affect the performance of the security.

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income, a component of equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income. This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income. The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the fair value is deemed to be the “non-credit” component of the OTTI that is recorded to accumulated other comprehensive income. Future amortization and accretion for the security is computed based upon the new amortized cost basis.

See Note 8 for further discussion on real estate securities.

Other Investments

Other investments included a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial statement purposes. At December 31, 2010, the GIC had been drawn down completely to cover credit losses and principal reductions on the referenced securities. We accounted for this investment under the fair value option. Changes in fair value were reported through our consolidated statements of income through market valuation adjustments, net. Interest income was reported through our consolidated statements of income through interest income, other investments. This GIC represented a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on credit default swaps (CDS) entered into by this same Acacia entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At March 31, 2011, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities prior to the payments on or redemptions of outstanding ABS issued, or in the Fund prior to distributions to limited partners. At March 31, 2011, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

Accrued Interest Receivable

Accrued interest receivable includes interest that is due and payable to us. Cash interest is generally received within thirty days of recording the receivable. For financial assets where we have elected the fair value option, the associated accrued interest on these assets is measured at fair value. For financial assets where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

Derivative Financial Instruments

Derivative financial instruments include risk management derivatives — namely interest rate agreements — and credit derivatives. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with a positive fair value to us are reported as an asset and derivatives with a negative fair value to us are reported as a liability. We classify each of our derivative financial instruments as either (i) a trading instrument (no hedging designation) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in fair value of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through market valuation adjustments, net. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense and any ineffectiveness associated with these hedging derivatives are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liabilities.

We will discontinue cash flow hedge accounting if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or, (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate a cash flow hedging relationship but the associated hedged item continues to exist, the fair value of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income and is amortized using the straight-line method through interest expense over the remaining life of the hedged liability.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Risk Management Derivatives

Risk management derivatives that we currently utilize include interest rate swaps and caps. Interest rate swaps are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows or (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Other Assets

Other assets include REO, derivative margin receivables, fixed assets, principal receivable and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of market valuation adjustments, net. Derivative margin receivables reflect cash collateral Redwood has posted with our various hedge counterparties as required to satisfy the minimum margin requirements.

See Note 10 for further discussion on other assets.

Short-Term Debt

Short-term debt includes master repurchase agreements, bank borrowings, and other forms of collateralized borrowings that expire within one year with various commercial banks and investment banks. These facilities may be unsecured or collateralized by cash, loans, or securities. There was no short-term debt outstanding at March 31, 2011. At December 31, 2010, we had short-term debt outstanding of $44 million, which matured in the first quarter of 2011.

Accrued Interest Payable

Accrued interest payable includes interest that is due and payable to third-parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

Asset-Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia and Acacia assets are held in the custody of securitization trustees. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

Sequoia ABS Issued

Sequoia ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Acacia ABS Issued

Acacia ABS issued are accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) are reported in our consolidated statements of income through market valuation adjustments, net.

See Note 11 for further discussion on ABS issued.

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes at Redwood and is carried at its unpaid principal balance. Our long-term debt is unsecured with quarterly interest payments determined based upon a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a margin until it is redeemed in whole or matures at a future date.

See Note 12 for further discussion on long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Equity

Accumulated Other Comprehensive Income

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges are reported as components of accumulated other comprehensive income on our consolidated statements of equity and comprehensive income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third-parties. In accordance with GAAP, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third-parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive income.

Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders, less income allocated to participating securities (as described below). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of equity awards.

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

See Note 14 for further discussion on equity.

Incentive Plans

In May 2010, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (Incentive Plan) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (ISOs), non-qualifying stock options (NQSOs), performance stock units (PSUs), deferred stock units (DSUs), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. These awards generally vest over a three- or four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

See Note 15 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with FASB guidance on accounting for uncertainty in income taxes. We record these liabilities to the extent we deem them incurred. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income.

See Note 17 for further discussion on taxes.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which provides additional guidance to creditors for evaluating troubled debt restructurings. The amendments clarify the guidance in ASC 310-40, Receivables: Troubled Debt Restructurings by Creditors, which requires a creditor to classify a restructuring as a TDR if (1) the restructuring includes a concession by the creditor to the borrower and (2) the borrower is experiencing financial difficulties. The amended guidance requires a creditor to consider all aspects of the restructuring to determine whether it has granted a concession, and includes additional guidance to identify concessions, as well as indicators for determining whether the debtor is facing financial difficulties. The effective date of the amended guidance for public companies is the first interim or annual period beginning on or after June 15, 2011, and it requires companies to retrospectively evaluate all restructurings occurring on or after the beginning of the fiscal year of adoption to determine if the restructuring is a TDR.

In addition, ASU 2011-02 ended the public-entity deferral of TDR disclosures in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Public entities must begin providing TDR disclosures in the period they adopt ASU 2011-02. We are still evaluating the impact of ASU 2011-02 on our financial statements, but believe this will result in a larger percentage of our modified loans qualifying as TDRs. The increased disclosures required in ASU 2010-20 will not have an impact on our financial statements.

Note 4. Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and VIEs for financial reporting purposes. Specifically, GAAP requires us to consider whether securitizations and other transfers of financial assets should be treated as sales or financings, as well as whether any VIEs (e.g., certain legal entities often used in securitization and other structured finance transactions) should be included in our consolidated financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Acacia entities, and the Fund. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at March 31, 2011

(Dollars in thousands)	Sequoia Entities	Acacia Entities	The Fund	Total
Real estate loans	$3,740,892	$19,953	$—	$3,760,845
Real estate securities	—	301,119	15,285	316,404
Other investments	—	—	—	—
Other assets	24,077	37,842	4,955	66,874
Total Assets	$3,764,969	$358,914	$20,240	$4,144,123
Asset-backed securities	$3,646,342	$310,952	$—	$3,957,294
Other liabilities	3,605	64,477	2,417	70,499
Total Liabilities	$3,649,947	$375,429	$2,417	$4,027,793
Noncontrolling interest	$—	$—	$7,040	$7,040
Number of VIEs	38	10	1	49

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. In April 2010 and March 2011, we sponsored residential prime jumbo mortgage securitizations through our Sequoia program of $238 million and $295 million, respectively. We recorded the assets and liabilities of these entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Additionally, we determined that we are the primary beneficiary of these VIEs as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of these entities and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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
March 31, 2011
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

Analysis of Non-Consolidated VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of Redwood’s interest in third-party VIEs at March 31, 2011, grouped by collateral type and ownership interest.

Third-Party VIE Summary

March 31, 2011 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$622,818	93
Re-REMIC	85,497	7
Subordinate	71,435	185
Commercial	6,362	13
CDO	1,296	9
Total Third-party Real Estate Securities	$787,408	307

We determined that we are not the primary beneficiary of any third-party residential, commercial, or CDO entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs — we only account for our specific interests in each.

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
March 31, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)
Unsecuritized loans	$95,508	$95,627	$283,618	$283,939
Securitized loans	3,740,892	3,394,372	3,542,158	3,114,288
Real estate loans (held-for-sale)	1,845	1,845	1,855	1,855
Commercial real estate loans (fair value)	19,953	19,953	19,850	19,850
Trading securities	321,820	321,820	329,717	329,717
Available-for-sale securities	781,992	781,992	825,119	825,119
Other investments	—	—	—	—
Cash and cash equivalents	220,276	220,276	46,937	46,937
Derivative assets	5,698	5,698	8,051	8,051
Restricted cash	34,983	34,983	24,524	24,524
Accrued interest receivable	13,569	13,569	13,782	13,782
REO (included in other assets)	10,998	10,998	14,481	14,481
Liabilities
Short-term debt	—	—	44,137	44,137
Accrued interest payable	6,611	6,611	5,930	5,930
Derivative liabilities	70,157	70,157	83,115	83,115
ABS issued
ABS issued – Sequoia	3,646,342	3,187,566	3,458,501	2,959,997
ABS issued – Acacia	310,952	310,952	303,077	303,077
Total ABS issued	3,957,294	3,498,518	3,761,578	3,263,074
Long-term debt	139,500	80,910	139,500	75,330

We did not elect the fair value option for any financial instruments that we acquired in the first three months of 2011. We have elected the fair value option for all of the commercial loans, trading securities, and ABS issued at Acacia, as well as certain residential securities and CDOs at Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011

March 31, 2011 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Commercial real estate loans	$19,953	$—	$—	$19,953
Trading securities	321,820	—	—	321,820
Available-for-sale securities	781,992	—	—	781,992
Derivative assets	5,698	22	5,676	—
Liabilities
Derivative liabilities	70,157	134	70,023	—
ABS issued – Acacia	310,952	—	—	310,952

The following table presents additional information about Level 3 assets and liabilities for the three months ended March 31, 2011.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Commercial Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia
Beginning balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$303,077
Principal paydowns	(116)	(15,080)	(31,234)	—	(19,473)
Gains in net income, net	219	19,916	9,616	—	24,137
Gains in OCI, net	—	—	9,358	—	—
Acquisitions	—	—	13,223	—	—
Sales	—	(12,841)	(44,116)	—	—
Other settlements, net	—	108	26	(1)	3,211
Ending Balance – March 31, 2011	$19,953	$321,820	$781,992	$—	$310,952

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at March 31, 2011 and 2010. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2011 and 2010 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2011 and 2010 Included in Net Income

	Included in Net Income Three Months Ended March 31,
(In Thousands)	2011	2010
Assets
Real estate loans	$219	$4,366
Trading securities	10,366	12,281
Available-for-sale securities	(2,622)	(1,946)
Derivative assets	—	(20)
Liabilities
Derivative liabilities	—	186
ABS issued – Acacia	(24,137)	(5,253)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at March 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2011

						Gain (Loss)
March 31, 2011 (In Thousands)	Carrying Value		Fair Value Measurements Using			Three Months Ended March 31, 2011
		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$1,845		$—	$—	$1,845	$3
REO	10,998		—	—	10,998	(918)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three months ended March 31, 2011 and 2010.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2011	2010
Assets
Real estate loans (fair value)	$219	$4,366
Real estate loans (held-for-sale)	3	(120)
Trading securities	19,916	12,149
REO	(918)	(74)
Impairments on AFS securities	(2,622)	(1,946)
Liabilities
ABS issued – Acacia	(24,137)	(5,253)
Derivative instruments, net	1,799	(20,359)
Market Valuation Adjustments, Net	$(5,740)	$(11,237)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3). The availability of market quotes for all of our commercial loans is limited. Any changes in fair value are primarily a result of instrument specific credit risk.
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For March 31, 2011, we received dealer marks on 80% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 2% lower (i.e., more conservative) than the aggregate dealer marks.
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For March 31, 2011, we received dealer marks on 86% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 7% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	REO
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Note 6. Real Estate Loans

We invest in residential real estate loans that we acquire from third-party originators and commercial loans that we originate or acquire from third-party originators. These loans are financed through the Sequoia and Acacia entities that we sponsor or with equity and long-term debt. We do not service any residential loans. Commercial loans originated by our subsidiary, Redwood Commercial Mortgage Company, in 2010 and 2011 and held-for-investment are currently serviced by us.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 6. Real Estate Loans  – (continued)

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at March 31, 2011 and December 31, 2010.

March 31, 2011 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$1,845	$—	$—	$1,845
Held-for-investment	53,025	3,740,892	—	3,793,917
Commercial real estate loans
Fair value	—	—	19,953	19,953
Held-for-investment	42,483	—	—	42,483
Total Real Estate Loans	$97,353	$3,740,892	$19,953	$3,858,198

December 31, 2010 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$1,855	$—	$—	$1,855
Held-for-investment	253,081	3,542,159	—	3,795,240
Commercial real estate loans
Fair value	—	—	19,850	19,850
Held-for-investment	30,536	—	—	30,536
Total Real Estate Loans	$285,472	$3,542,159	$19,850	$3,847,481

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity and long-term debt. At both March 31, 2011 and December 31, 2010, there were eleven residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Real Estate Loans Held-for-Investment

In March 2011, we sponsored a $295 million residential prime mortgage securitization through our Sequoia program. At March 31, 2011, the loans owned by this Sequoia entity had an outstanding principal value of $291 million. During the three months ended March 31, 2011, we purchased $101 million of prime quality residential loans in conjunction with our Sequoia securitization program.

The following table provides additional information on residential real estate loans held-for-investment at March 31, 2011 and December 31, 2010.

(In Thousands)	March 31, 2011	December 31, 2010
Principal value	$3,816,321	$3,815,273
Unamortized premium, net	40,518	42,399
Recorded investment	3,856,839	3,857,672
Allowance for loan losses	(62,922)	(62,432)
Carrying Value	$3,793,917	$3,795,240

Of the $3.8 billion of principal value and $41 million of unamortized premium on loans held-for-investment at March 31, 2011, $1.6 billion of principal value and $26 million of unamortized premium relates to residential loans acquired prior to July 1, 2004. During the first three months of 2011, 2% of these residential loans prepaid and we amortized 5% of the premium based upon the accounting elections

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 6. Real Estate Loans  – (continued)

we apply. For residential loans acquired after July 1, 2004, the principal value was $2.2 billion and the unamortized premium was $14 million. During the first three months of 2011, 3% of these loans prepaid and we amortized 3% of the premium.

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

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At both March 31, 2011 and December 31, 2010, there were four commercial real estate loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $20 million.

Commercial Real Estate Loans Held-for-Investment

During the three months ended March 31, 2011, we originated or acquired two commercial real estate loans with an outstanding principal balance of $12 million. At March 31, 2011, there were six commercial real estate loans held-for-investment (one of which was purchased prior to 2010) with an outstanding principal value of $43 million and a carrying value of $42 million. At December 31, 2010, there were four commercial real estate loans held-for-investment with an outstanding principal value and carrying value of $31 million.

Note 7. Allowance for Loan Losses

We establish an allowance for loan losses on our residential and commercial loans held-for-investment based on our estimate of losses incurred in these portfolios. The allowance includes a component for loans collectively evaluated for impairment that includes pools of residential loans owned at Sequoia securitization entities, and a component for loans individually evaluated for impairment that includes modified residential loans where it has been determined a concession has been granted, and commercial loans.

We collectively evaluate most of our residential loans for impairment based on the characteristics of the loan pools underlying the securitization entities that own the loans. These characteristics, which include loan product types, credit characteristics, and origination years, are what management primarily uses to establish the allowance for loan losses for residential loans. The collective analysis is further divided into two segments. The first segment reflects our estimate of losses on delinquent loans within each loan pool. These loss estimates are determined by applying the loss factors described in Note 3 to the delinquent loans, including our expectations of the timing of defaults and the loss severities we expect once defaults occur. The second segment relates to our estimate of losses incurred on nondelinquent loans within each loan pool. This estimate is based on losses we expect to realize over a 23 month loss confirmation period, which is based on our historical loss experience as well as consideration of the loss factors described in Note 3.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

Activity in the Allowance for Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(In Thousands)	2011	2010
Balance at beginning of period	$62,432	$54,220
Charge-offs, net	(2,317)	(2,526)
Provision for loan losses	2,807	9,475
Balance at End of Period	$62,922	$61,169

During the three months ended March 31, 2011 and 2010, there were $2 million and $3 million of charge-offs, respectively, in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $8 million and $9 million of defaulted loan principal, respectively. As of March 31, 2011 and December 31, 2010, we did not record any interest income on individually impaired loans.

Loans Collectively Evaluated for Impairment

The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2011 and December 31, 2010.

(In Thousands)	March 31, 2011	December 31, 2010
Unpaid principal balance	$3,803,837	$3,801,921
Recorded investment	3,844,408	3,844,372
Related allowance	58,538	57,804

Residential Loans Collectively Evaluated for Impairment Past Due

The following table shows the recorded investment in residential loans collectively evaluated for impairment past due at March 31, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
March 31, 2011	$70,777	$21,382	$136,067	$228,226	$3,616,182	$3,844,408
December 31, 2010	65,708	21,674	133,695	221,077	3,623,295	3,844,372

Loans Individually Evaluated for Impairment

The following table summarizes the balances for loans individually evaluated for impairment at March 31, 2011 and December 31, 2010. Individually impaired loans include TDRs where we have determined a concession has been granted.

(In Thousands)	March 31, 2011	December 31, 2010
Unpaid principal balance	$12,484	$13,352
Recorded investment	12,431	13,300
Related allowance	4,384	4,628
Average recorded investment for the three months ended	12,634	13,014

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

Residential Loans Individually Evaluated for Impairment Past Due

The following table shows the recorded investment in individually impaired loans past due at March 31, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
March 31, 2011	$2,278	$—	$808	$3,086	$9,345	$12,431
December 31, 2010	2,604	—	1,046	3,650	9,650	13,300

Credit Quality of Residential Loans Held-for-Investment

We invest primarily in prime quality residential loans in conjunction with our Sequoia securitization program. As a percent of total recorded investment, 99% of residential loans held-for-investment on our balance sheet at March 31, 2011, were first lien, prime quality loans. The remaining 1% of loans at March 31, 2011 were second lien, prime quality, home equity lines of credit. The weighted average original loan-to-value (LTV) and weighted average original Fair Isaac Corporation (FICO) score for our residential loans held-for-investment outstanding at March 31, 2011, was 66% and 735, respectively. Due to the uniform product and credit characteristics of our residential loans, an indicator of credit performance is loan origination vintage.

The following table displays the recorded investment and year of origination for residential loans recorded on our consolidated balance sheets at March 31, 2011 and December 31, 2010.

(In Thousands)	March 31, 2011	December 31, 2010
2003 & Earlier	$1,897,768	$1,939,618
2004	1,100,306	1,116,358
2005	135,928	136,481
2006	190,153	191,945
2007	71,331	75,136
2008	—	—
2009	182,690	189,355
2010	263,178	208,779
2011	15,485	—
Total Principal	$3,856,839	$3,857,672

Allowance for Loan Losses on Commercial Loans

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. At March 31, 2011 and December 31, 2010, there were no commercial loans impaired.

Of the $42 million of recorded investment in commercial loans held-for-investment at March 31, 2011, 28% were originated during the first quarter of 2011, 71% were originated in the fourth quarter of 2010, and 1% were originated in 2004. Of the $31 million of recorded investment in commercial loans held-for-investment at December 31, 2010, 99% were originated in the fourth quarter of 2010 and 1% were originated in 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at March 31, 2011 and December 31, 2010.

March 31, 2011 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$779,750	$14,648	$240,124	$1,034,522
Commercial	6,362	—	44,557	50,919
CDO	1,296	637	16,438	18,371
Total Real Estate Securities	$787,408	$15,285	$301,119	$1,103,812

December 31, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$814,683	$19,011	$248,494	$1,082,188
Commercial	7,496	—	43,828	51,324
CDO	1,038	4,245	16,041	21,324
Total Real Estate Securities	$823,217	$23,256	$308,363	$1,154,836

At March 31, 2011, there were $3 million of residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents our securities by accounting classification, collateral type, and ownership entity at March 31, 2011 and December 31, 2010.

March 31, 2011 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,259	$4,259	$306,192	$—	$306,192
Residential non-prime	18,868	115,427	134,295	297,758	11,683	309,441
Commercial	—	11,234	11,234	—	—	—
Total Senior Securities	18,868	130,920	149,788	603,950	11,683	615,633
Re-REMIC Securities	—	—	—	85,497	—	85,497
Subordinate Securities
Residential prime	369	47,387	47,756	58,870	—	58,870
Residential non-prime	168	73,051	73,219	12,028	2,965	14,993
Commercial	—	33,323	33,323	6,362	—	6,362
CDO	1,296	16,438	17,734	—	637	637
Total Subordinate Securities	1,833	170,199	172,032	77,260	3,602	80,862
Total Real Estate Securities	$20,701	$301,119	$321,820	$766,707	$15,285	$781,992

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

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

For purposes of the table above, the “prime” or “non-prime” designation used to categorize our residential securities is based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower LTV ratios, and are made to borrowers with higher FICO scores. Non-prime residential loans are generally characterized by higher LTV ratios and may have been made to borrowers with lower credit scores or impaired credit histories (while exhibiting the ability to repay their loans). Regardless of whether or not the loans backing a mortgage-backed security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

We elected the fair value option for certain securities at Redwood and the Acacia entities, now classified as trading securities. The unpaid principal balance of these trading securities was $1.4 billion and $2.1 billion at March 31, 2011 and December 31, 2010, respectively.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2011 and December 31, 2010.

March 31, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,169,378	$74,782	$30,587	$1,274,747
Credit reserve	(280,478)	(64,717)	(29,505)	(374,700)
Net unamortized discount	(259,469)	(4,784)	(520)	(264,773)
Amortized cost	629,431	5,281	562	635,274
Gross unrealized gains	152,535	1,765	75	154,375
Gross unrealized losses	(6,973)	(684)	—	(7,657)
Carrying Value	$774,993	$6,362	$637	$781,992

December 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,257,601	$89,103	$89,476	$1,436,180
Credit reserve	(297,849)	(76,979)	(88,394)	(463,222)
Net unamortized (discount) premium	(291,093)	(5,591)	11,485	(285,199)
Amortized cost	668,659	6,533	12,567	687,759
Gross unrealized gains	153,125	1,604	—	154,729
Gross unrealized losses	(8,406)	(641)	(8,322)	(17,369)
Carrying Value	$813,378	$7,496	$4,245	$825,119

The following table presents the changes for the three months ended March 31, 2011, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Residential		Commercial		CDO
Three Months Ended March 31, 2011 (In Thousands)	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net	Credit Reserve	Unamortized Discount Net
Beginning balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)
Amortization of net discount	—	(11,967)	—	(36)	—	(103)
Realized credit losses	(22,174)	—	(9,297)	—	(3,005)	—
Acquisitions	1,148	2,489	—	—	—	—
Sales, calls, other	(8,645)	(11,553)	(2,653)	(1,439)	(55,911)	11,575
Impairments	1,707	—	356	—	560	—
Transfers to (release of) credit reserves	10,593	(10,593)	(668)	668	(533)	533
Ending Balance – March 31, 2011	$280,478	$259,469	$64,717	$4,784	$29,505	$520

The loans underlying our residential subordinate securities totaled $36 billion at March 31, 2011. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2011 were 7.12% of current principal balances. The loans underlying our commercial subordinate securities totaled $20 billion at March 31, 2011, and consist primarily of office (31%),

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

retail (35%), and multifamily (12%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at March 31, 2011 were 5.9% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position at March 31, 2011 and December, 31 2010.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
March 31, 2011 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$29,454	$(197)	$29,257	$64,760	$(6,776)	$57,984
Commercial	953	(165)	788	1,751	(519)	1,232
CDO	—	—	—	—	—	—
Total Securities	$30,407	$(362)	$30,045	$66,511	$(7,295)	$59,216

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2010 (In Thousands)	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$104,154	$(1,628)	$102,526	$26,374	$(6,778)	$19,596
Commercial	2,134	(257)	1,877	1,728	(384)	1,344
CDO	—	—	—	12,567	(8,322)	4,245
Total Securities	$106,288	$(1,885)	$104,403	$40,669	$(15,484)	$25,185

At March 31, 2011, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 482 AFS securities, of which 48 were in an unrealized loss position and 29 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2010, our consolidated balance sheet included 509 AFS securities, of which 80 were in a continuous unrealized loss position, of which 46 were in a continuous unrealized loss position for twelve consecutive months or longer.

Of the total unrealized losses at March 31, 2011, none related to securities owned at the Fund. At December 31, 2010, $10 million of unrealized losses related to securities owned at the Fund and the remaining unrealized losses related to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at March 31, 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Significant Valuation Assumptions

Range for Securities
March 31, 2011	Prime	Non-prime	Commercial
Prepayment rates	4 – 15%	1 – 15%	N/A
Loss severity(1)	12 – 61%	23 – 59%	33 – 50%
Projected losses(1)	0 – 25%	1 – 67%	2 – 14%

(1)	Projected losses and severities are generally vintage specific, with the 2005 and later vintage securities having higher projected losses and severities and the 2004 and earlier vintages having lower projected losses and severities.

The following table details the components of OTTI for the three months ended March 31, 2011 and 2010.

Components of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2011	2010
Securities with a non-credit component of OTTI
Initial credit impairment	$14	$90
Subsequent credit impairment	181	1,296
Securities without a non-credit component of OTTI	2,427	560
Total credit OTTI	2,622	1,946
Non-credit component of OTTI	690	1,669
Total OTTI	$3,312	$3,615

The credit component of OTTI is recognized through our consolidated statement of income as a component of market valuation adjustments, net, while the non-credit component of OTTI is to accumulated other comprehensive income, a component of equity.

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at March 31, 2011 and 2010.

Activity of Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2011	2010
Balance at beginning of period	$121,016	$146,455
Additions
Initial credit impairments	14	90
Subsequent credit impairments	181	1,296
Reductions
Securities sold, or intent to sell	(12,317)	—
Securities matured, called, or fully written down	(7,946)	(4,724)
Balance at End of Period	$100,948	$143,117

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The credit component is reduced if we sell, intend to sell, or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or is fully written down.

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains on sales and calls, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(In Thousands)	2011	2010
Gross realized gains – sales	$7,313	$38,854
Gross realized gains – calls	132	—
Gross realized losses – sales	(3,358)	(1,475)
Gross realized losses – calls	(223)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$3,864	$37,379

Note 9. Derivative Financial Instruments

The following table presents the aggregate fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at March 31, 2011 and December 31, 2010. The derivatives held at Acacia entities are not obligations of Redwood.

	Redwood		Acacia		Total
March 31, 2011 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$286	$49,000	$730	$5,811	$1,016	$54,811
TBAs	22	14,000	—	—	22	14,000
Interest rate caps purchased	—	—	4,660	705,400	4,660	705,400
Total Assets	308	63,000	5,390	711,211	5,698	774,211
Liabilities – Cash Flow Hedges
Interest rate swaps	(7,640)	155,500	—	—	(7,640)	155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,231)	26,000	(61,152)	627,521	(62,383)	653,521
TBAs	(134)	45,000	—	—	(134)	45,000
Total Liabilities	(9,005)	226,500	(61,152)	627,521	(70,157)	854,021
Total Derivative Financial Instruments, net	$(8,697)	$289,500	$(55,762)	$1,338,732	$(64,459)	$1,628,232

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

	Redwood		Acacia		Total
December 31, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$175	$44,000	$813	$18,037	$988	$62,037
TBAs	348	35,000	—	—	348	35,000
Futures	703	433,000	—	—	703	433,000
Interest rate caps purchased	—	—	6,012	703,400	6,012	703,400
Total Assets	1,226	512,000	6,825	721,437	8,051	1,233,437
Liabilities – Cash Flow Hedges
Interest rate swaps	(11,449)	155,500	—	—	(11,449)	155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,283)	26,000	(69,373)	663,604	(70,656)	689,604
TBAs	(951)	124,000	—	—	(951)	124,000
Futures	(59)	225,000	—	—	(59)	225,000
Total Liabilities	(13,742)	530,500	(69,373)	663,604	(83,115)	1,194,104
Total Derivative Financial Instruments, net	$(12,516)	$1,042,500	$(62,548)	$1,385,041	$(75,064)	$2,427,541

Risk Management Derivatives

To offset — to varying degrees — the changes in the value of mortgage products to which we have exposure, we may enter into interest rate agreements, TBA contracts, and financial futures contracts. We account for our risk management derivatives as trading instruments, and record any changes in value (including any associated interest income or expense) in our consolidated statements of income through market valuation adjustments, net.

Risks Related to Unsecuritized Loans at Redwood

In order to manage risks associated with residential loans we own or plan to acquire and securitize, at March 31, 2011, we were party to interest rate agreements with an aggregate notional amount of $75 million, and TBA contracts sold with a notional amount of $59 million. Net positive market valuation adjustments on these derivatives were $3 million for the three months ended March 31, 2011.

Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $1 million and negative $20 million for the three months ended March 31, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities, we entered into interest rate swaps during 2010 with an aggregate notional balance of $156 million. We designated these derivatives as cash flow hedges. For the three months ended March 31, 2011, these hedges increased in value by $4 million, which was recorded as an increase to accumulated other comprehensive income, a component of equity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was negative $24 million at March 31, 2011, and negative $29 million at December 31, 2010. For the three months ended March 31, 2011 and 2010 we reclassified $1 million and less than $1 million, respectively, of unrealized losses on derivatives to interest expense.

The following table illustrates the impact on interest income (expense) of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2011 and 2010.

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net interest expense on cash flow interest rate agreements	$(1,538)	$—
Realized net expense due to net ineffective portion of hedges	(1)	—
Realized net losses reclassified from other comprehensive loss	(1,064)	(495)
Total Interest Expense	$(2,603)	$(495)

Credit Derivatives

At March 31, 2011 and December 31, 2010, we had no outstanding CDS contracts or obligations. During the three months ended March 31, 2010, the reference securities underlying our CDS experienced principal losses, and corresponding obligations, of $10 million.

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

At March 31, 2011, Redwood had outstanding derivative agreements with seven bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At March 31, 2011, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 10. Other Assets

Other assets at March 31, 2011 and December 31, 2010, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2011	December 31, 2010
REO	$10,998	$14,481
Fixed assets and leasehold improvements	3,434	3,692
Derivative margin posted, net	12,751	16,233
Investment receivable	6,227	883
Income tax receivables	1,243	1,243
Prepaid expenses	1,419	1,973
Other	159	157
Total Other Assets	$36,231	$38,662

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at March 31, 2011 was $11 million, which includes the net effect of $2 million related to transfers into REO during the first three months of 2011, offset by $5 million of REO liquidations and less than $1 million of negative market valuation adjustments. At March 31, 2011, there were 77 REO properties recorded on our balance sheet, of which 75 were owned at Sequoia and two were owned at Redwood. At December 31, 2010, there were 83 REO properties recorded on our balance sheet, of which 81 were owned at Sequoia and two were owned at Redwood. Properties located in Arizona, California, Colorado, Florida, and Georgia accounted for 52% of our REO properties at March 31, 2011.

Derivative margin posted, net, was $13 million at March 31, 2011, resulting from margin calls from our swap counterparties requiring Redwood to post collateral.

Note 11. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities issue ABS to acquire assets from us and from third-parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

In March 2011, Redwood securitized $295 million of loans through our Sequoia program, with $281 million of ABS issued to third-parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 11. Asset-Backed Securities Issued  – (continued)

The components of ABS issued by consolidated securitization entities we sponsored at March 31, 2011 and December 31, 2010, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2011			December 31, 2010
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,635,125	$2,939,248	$6,574,373	$3,445,882	$2,956,657	$6,402,539
Interest-only certificates	10,629	—	10,629	15,587	—	15,587
Unamortized premium	1,592	—	1,592	1,726	—	1,726
Unamortized discount	(1,004)	—	(1,004)	(4,694)	—	(4,694)
Fair value adjustment, net	—	(2,628,296)	(2,628,296)	—	(2,653,580)	(2,653,580)
Total ABS Issued	$3,646,342	$310,952	$3,957,294	$3,458,501	$303,077	$3,761,578
Range of weighted average interest rates, by series	0.45% to 4.17%	0.76% to 1.89%		0.45% to 4.40%	0.76% to 1.88%
Stated maturities	2014 – 2047	2039 – 2052		2014 – 2047	2039 – 2052
Number of series	38	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. At March 31, 2011, all of the $4.0 billion reported value of ABS issued ($6.6 billion principal value) had contractual maturities of over five years. Amortization of Sequoia deferred ABS issuance costs was less than $1 million for both the three months ended March 31, 2011 and 2010.

The following table summarizes the accrued interest payable on ABS issued at March 31, 2011 and December 31, 2010. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2011	December 31, 2010
Sequoia	$3,140	$2,356
Acacia	2,867	2,911
Total Accrued Interest Payable on ABS Issued	$6,007	$5,267

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2011 and December 31, 2010.

Collateral for Asset-Backed Securities Issued

	March 31, 2011			December 31, 2010
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,740,892	$19,953	$3,760,845	$3,542,159	$19,850	$3,562,009
Real estate securities	—	319,623	319,623	—	327,919	327,919
REO	10,778	—	10,778	14,241	—	14,241
Restricted cash	285	29,771	30,056	331	21,790	22,121
Accrued interest receivable	7,205	2,484	9,689	6,264	2,735	8,999
Total Collateral for ABS Issued	$3,759,160	$371,831	$4,130,991	$3,562,995	$372,294	$3,935,289

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 12. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.60% and 3.23% for the three months ended March 31, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred ABS issuance costs, our trust preferred securities yielded 6.85% for the three months ended March 31, 2011. The earliest optional redemption date without penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes, which require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.60% and 3.23% for the three months ended March 31, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred ABS issuance costs, our subordinated notes yielded 6.85% for the three months ended March 31, 2011. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both March 31, 2011 and December 31, 2010, the accrued interest payable balance on long-term Redwood debt was less than $1 million. There are no financial covenants associated with our long-term debt.

Note 13. Commitments and Contingencies

Lease Commitments

At March 31, 2011, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. The majority of the future lease obligations relates to operating leases for our executive office that expire in 2013 and 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for both the three months ended March 31, 2011 and 2010.

The following table presents our future lease commitments at March 31, 2011.

Future Lease Commitments by Year

(In Thousands)	March 31, 2011
2011 (nine months)	$1,424
2012	1,882
2013	1,439
2014	1,132
2015	1,166
2016 and thereafter	2,954
Total	$9,997

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $3 million at both March 31, 2011 and December 31, 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 13. Commitments and Contingencies  – (continued)

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $30 million. On October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. We believe that this claim is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur in as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a case filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of Schwab’s cause of action was issued with an original principal amount of approximately $14.8 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $3.3 million. SRF has not yet responded to the complaint. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur in as a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 13. Commitments and Contingencies  – (continued)

result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (FHLB-Chicago). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a case in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law N.C.G.S.A. § 78A-8(2) & § 78A-56(a)). FHLB-Chicago also alleges a cause of action of negligent misrepresentation under Illinois common law against SRF and Redwood Trust, Inc. RWT Holdings, Inc. is a defendant in the North Carolina Securities Law cause of action. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $47 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $170 million. The FHLB-Chicago Defendants have not yet responded to the amended complaint. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur in as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 13. Commitments and Contingencies  – (continued)

amounts are covered by insurance and recovery of such losses or expenses are due. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated (as is the case for each of the above-referenced litigation matters), FASB guidance on accounting contingencies provides that an estimate of possible loss or range of loss be disclosed unless such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate, our belief that these litigations are without merit, and our intent to defend these actions vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters, which rights and obligations could offset or increase our losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Note 14. Equity

The following table provides a summary of changes to stockholders’ equity for the three months ended March 31, 2011 and 2010.

Stockholders’ Equity

	Three Months Ended March 31,
(In Thousands)	2011	2010
Balance at beginning of period	$1,064,753	$971,721
New equity capital, net	2,244	6,199
Unrealized gains on securities and derivatives, net	9,773	(7,263)
Distributions to shareholders	(20,124)	(19,894)
Net income attributable to Redwood Trust, Inc.	18,165	46,843
Balance at End of Period	$1,074,811	$997,606

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income at March 31, 2011 and December 31, 2010.

(In Thousands)	March 31, 2011	December 31, 2010
Net unrealized gains on real estate securities	$146,718	$137,360
Less: Unrealized gains (losses) attributable to noncontrolling interest	374	(4,164)
Net unrealized gains on real estate securities recognized in equity	146,344	141,524
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(24,232)	(29,185)
Total Accumulated Other Comprehensive Income	$122,112	$112,339

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 14. Equity  – (continued)

Noncontrolling Interest

Of the total equity recorded on our consolidated balance sheet at March 31, 2011, and December 31, 2010, $7 million and $11 million, respectively, is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third-parties. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding. Subsequent changes, if any, in our ownership percentage would be treated as equity transactions and result in a reallocation between shareholders’ equity and noncontrolling interest in our consolidated balance sheets.

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2011 and 2010.

Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2011	2010
Basic Earnings Per Common Share:
Net income attributable to Redwood	$18,165	$46,843
Less: Dividends and undistributed earnings allocated to participating securities	551	1,298
Net income allocated to common shareholders	$17,614	$45,545
Basic weighted average common shares outstanding	78,027,840	77,677,235
Basic Earnings Per Common Share	$0.23	$0.59
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$18,165	$46,843
Less: Dividends and undistributed earnings allocated to participating securities	584	1,012
Net income allocated to common shareholders	$17,581	$45,831
Basic weighted average common shares outstanding	78,027,840	77,677,235
Net effect of dilutive equity awards	1,343,936	865,064
Diluted weighted average common shares outstanding	79,371,776	78,542,299
Diluted Earnings Per Common Share	$0.22	$0.58

For the three months ended March 31, 2011 and 2010, there were 1,343,936 and 865,064, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three months ended March 31, 2011, the number of outstanding equity awards that were antidilutive totaled 669,229 and 496,767, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2011 and 2010, there were no shares acquired under the plan. At March 31, 2011, there remained 4,658,071 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 15. Equity Compensation Plans

At March 31, 2011 and December 31, 2010, 1,048,941 and 1,052,826 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $17 million at March 31, 2011, as shown in the following table.

	Three Months Ended March 31, 2011
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$1,390	$14,420	$3,320	$—	$19,130
Equity grants	—	36	48	—	120	204
Equity compensation cost	—	(128)	(1,618)	(284)	(30)	(2,060)
Unrecognized Compensation Cost at End of Period	$—	$1,298	$12,850	$3,036	$90	$17,274

At March 31, 2011, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At both March 31, 2011 and December 31, 2010, there were 459,115 of fully vested stock options outstanding. There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2011.

For both the three months ended March 31, 2011 and 2010, there were no stock options exercised.

Restricted Stock

At March 31, 2011 and December 31, 2010, there were 102,116 and 119,071 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2015. There were 1,647 restricted stock awards granted during the three months ended March 31, 2011.

Deferred Stock Units

At March 31, 2011 and December 31, 2010, there were 2,356,767 and 2,351,804, respectively, DSUs outstanding, of which 1,169,727 and 1,042,341, respectively, had vested. There were 4,961 DSUs granted during the three months ended March 31, 2011. During the three months ended March 31, 2011, there were no DSUs distributed or cash distributions to participants in the Executive Deferred Compensation Plan (EDCP).

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the three months ended March 31, 2010, related to the modification of these DSUs. No such equity award modifications occurred during the three months ended March 31, 2011.

Performance Stock Units

At both March 31, 2011 and December 31, 2010, there were 243,754 PSUs outstanding, none of which had vested. These PSUs cliff vest, if at all, on November 30, 2013, the third anniversary of their grant date, with vesting contingent on total stockholder return (change in our common stock price plus dividends paid on our common stock) over the three-year vesting period (Three-Year TSR). The number of underlying shares of our common stock that will vest on November 30, 2013, will vary between 0% (if Three-Year TSR is

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 15. Equity Compensation Plans  – (continued)

negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted on November 30, 2010, adjusted (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2011 and December 31, 2010, 127,518 and 121,643 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 16. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2011 and 2010 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2011	2010
Fixed compensation expense	$4,144	$4,109
Variable compensation expense	599	1,961
Equity compensation expense	2,060	6,059
Total compensation expense	6,803	12,129
Systems	1,939	1,577
Office costs	1,740	1,765
Accounting and legal	636	1,466
Other operating expenses	396	369
Total Operating Expenses	$11,514	$17,306

Note 17. Taxes

For the three months ended March 31, 2011 and 2010, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2011 and 2010.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Three Months Ended March 31,
	2011	2010
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable income from GAAP income	(41.1)%	(41.1)%
Dividends paid deduction	—	—
Effective Tax Rate	0.1%	0.1%

We assessed our tax positions for all open tax years (Federal — years 2007 to 2009, State — years 2005 to 2009) and concluded at March 31, 2011 and December 31, 2010, that we have no material unrecognized tax liabilities.

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

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and the supplemental financial information, which is included in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature:

(i) our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential mortgage loans and our ability to compete to originate and acquire commercial real estate loans; (ii) our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans and make commercial real estate investments; (iii) our plan to acquire the $137 million of loans comprising the pipeline of residential mortgage loans that, as of the end of the first quarter of 2011, we planned to purchase through our conduit program and our plan to acquire additional loans that we have already added, or plan in the future to add, to our pipeline after the end of the first quarter of 2011; (iv) our statement that the systems and operational infrastructure we have in place for our loan conduit can be leveraged to handle a dramatic increase in the volume of securitization transactions we complete and our statement that if we could acquire a greater volume of loans to securitize it would likely lead to higher earnings from our loan conduit; (v) references to future securitization transactions, the timing of the completion of those future securitization transactions, and the number and size of such transactions we expect to complete in 2011 and future periods, which future securitizations may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future securitization transactions and our ability to finance loan acquisitions through the execution of securitization transaction; (vi) our expectation that new Sequoia securitization entities will represent a larger portion of our balance sheet in the future; (vii) references to our expectations of future levels of our securities purchase and sale activity and our plan to invest much of our excess capital in 2011, including, without limitation, our statement that our biggest planned investment of capital in 2011 will be in commercial real estate loans; (viii) that we do not anticipate a need to issue equity in the near term, our estimates of our short-term borrowing capacity and our short-term investment capacity, our statements regarding our ability to access additional short-term borrowings and to access capital through re-securitization transactions or other forms of debt financing, and our statements regarding future balances of outstanding short-term debt; (ix) future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses; (x) our statement that as we look ahead at the state of the residential mortgage markets we see positive trends, including, without limitation, residential mortgage products that are safer for borrowers, low loan loss rates for newly originated loans comparable to historic norms, and sources of private capital willingly funding residential mortgages through securitization and our statement that these trends could present a vast growth opportunity for us and offer us a competitive advantage; (xi) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations and our belief that the housing market is in the process of forming a bottom and our expectation that housing, in general, will not be a significantly appreciating asset class for years;

(xii) our beliefs about the future direction of commercial real estate fundamentals and that those fundamentals continue to show signs of improvement, including, without limitation, statements regarding commercial real estate vacancy rates, rental rates, and default rates, and statements regarding the competitive landscape for and availability of financing for commercial real estate, the number of future opportunities for us to provide mezzanine financing to borrowers, the pipeline of possible loans we are competing to make in the near future, our estimate that our commercial real estate loan originations are likely to be in the range of $25 million to $50 million per quarter over the next several quarters, and statements regarding the future of the CMBS market; (xiii) statements relating to the impact of recent and future legislative and regulatory changes that affect our business, the regulation of securitization transactions, and the mortgage finance markets, the manner in which the reform of the GSEs, including Fannie Mae and Freddie Mac, may take place and the timeline for that reform, and our statements that GSE reform could result in a substantially larger portion of the mortgage market being available to us; (xiv) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate may require changes in the future; (xv) our statement that we expect to reverse an aggregate of $5 million of loan loss reserves that relate to ten Sequoia securitization entities in future periods upon the payoff or deconsolidation of those entities; (xvi) expectations regarding future interest income, future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends, as well as statements regarding the impact of future changes in interest rates and how the value of, and cash-flow produced by, the mix of adjustable-rate and fixed-rate instruments in our portfolio of assets would respond to future changes in interest rates; (xvii) our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2011; and (xviii) our expectations relating to tax accounting, including our estimated taxable income for the first quarter of 2011, our expectation that we will realize a taxable loss for the full year 2011, and our anticipation of additional credit losses for tax purposes in 2011 and future periods and the level of those losses.

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions and the risks we are exposed to in engaging in securitization transactions; exposure to litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Our Business

Redwood invests in, finances, and manages real estate assets. We invest in residential and commercial real estate loans and in asset-backed securities backed by real estate loans. We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time.

Our primary source of income is typically net interest income, which consists of the interest income we earn from our investments less the interest expenses we incur on borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments.

Our investments include residential and commercial real estate loans and securities backed by residential and commercial loans. The securities include both senior securities and subordinate securities. Senior securities are those interests in a securitization that have the first right to cash flows and are last to absorb losses. Subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. We may also invest in re-REMIC securities, or securities that were created through the resecuritization of certain senior interests in residential mortgage securitizations to provide additional credit support to those interests.

Residential securities we invest in are generally acquired by us from third-parties or by retaining mortgage-backed securities issued by Sequoia securitization trusts, which are securitization entities we sponsor. The process of sponsoring a Sequoia securitization includes the acquisition of residential loans, which we generally fund with equity and short-term debt during the accumulation period, the transfer of a pool of those loans to a Sequoia securitization entity, and the structuring and issuance by the Sequoia securitization entity of mortgage-backed securities collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities are generally issued to third-parties, while the subordinate securities issued by these entities are generally retained by us.

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

The commercial real estate loans we invest in are primarily originated by us and any commercial mortgage-backed securities we invest in are acquired from third-parties. Our commercial investments are currently financed with equity and long-term debt.

For tax purposes, we are structured as a REIT. As a REIT, we are able to pass through substantially all of our earnings to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Business Update — First Quarter 2011

We are off to a productive start to 2011. Our residential loan business continues to move forward, we completed our second securitization, our commercial efforts are beginning to produce results, and our investment portfolio continues to perform well.

Residential Mortgage Loan Business

There are currently significant regulatory, political, social, and servicer-related issues that overhang today’s housing and residential mortgage markets. As we look forward, we see a number of things emerging that could be positive for our business and industry: safer mortgages that borrowers can afford, the return of low loan loss rates to historic norms for newly originated prime loans, private capital willingly funding residential mortgages via responsible securitizations, and a housing market that is on firmer ground.

If these changes do emerge, there will be a vast growth opportunity for a residential credit investor like Redwood to act as a financial intermediary between borrowers, lenders, and triple-A investors. Our goal is to create our own credit investments during this process through our Sequoia securitization program. We are also positioned to acquire credit securities issued by major banks or other financial institutions if the securities meet our investment criteria.

We believe the business of buying and securitizing residential mortgage loans is and will continue to be fundamentally different than it was in 2006 and 2007. Securitization sponsors will be required to adhere to new, stricter regulations, and we believe lenders, triple-A investors, and rating agencies will be significantly more discerning and demanding when analyzing investments.

In our opinion, lenders will demand more than just competitive pricing from the securitization conduits they sell loans to, including our conduit. Lenders will likely want reliable and value-added relationships with fewer trusted conduits — which will include competitiveness in products, consistency in pricing, timeliness in approvals, and efficiency in delivery. Triple-A investors will likely demand simpler, safer securitization structures that offer transparency, alignment of interests, and governance and representation and warranty mechanisms that deal effectively with loan collateral issues. And our recent experience working with credit ratings agencies has shown that the ratings process is now far more complex and extensive than it was a few years ago.

As a result of these changes, we believe that the securitization business will be a lot more difficult for sponsors and potentially offers us a competitive advantage. We believe we have the appropriate skill sets, relationships with lenders and triple-A investors, and balance sheet structure to be successful.

The biggest obstacle we face today is loan acquisition volume. We are only able to source loans from the small percentage of mortgage loans that are not directly or indirectly being financed by the government. At current levels, our loan conduit is operationally inefficient and is not accretive to our earnings. In effect, our loan conduit is similar to a start-up company. Looking forward, the systems and operations in place can be leveraged, likely leading to higher earnings from our conduit as loan volume increases. For example, we believe we could handle a dramatic increase in our securitization volume, with some — but not a substantial —  increase in operating expenses.

We continue to gain traction in terms of the number of active originators who use our conduit and those in the implementation stage of preparing to do so. At the end of the first quarter of 2011, we held $53 million of residential loans for future securitization, plus we had a pipeline of an additional $137 million in residential mortgage loans we planned to purchase. At April 30, 2011, we held $87 million of residential loans for future securitization, and had a pipeline of $200 million. We are targeting our next residential mortgage securitization for the third quarter of 2011, assuming market conditions permit. In fact, we believe we are likely to close three securitizations this year (given current market conditions) for an estimated total of $800 million to $1.0 billion in loans securitized. This would be a significant increase from the one securitization of $238 million in loans we completed in 2010.

Furthermore, there are hopeful, encouraging signs out of Washington, D.C., as both political parties now acknowledge the need to reduce the government’s outsized role in mortgage finance in favor of the private sector. The first step could come at the end of September, when the conforming loan limit is scheduled to come down from $729,750 to $625,000 in high cost areas.

Residential Portfolio Business

On balance, in the first quarter of 2011, securities prices did not change much over the course of the quarter. While prices rose meaningfully in January and February for certain types of securities, we observed general weakness in pricing in March as buyers pulled back and the resulting spread between what prices buyers and sellers were willing to accept widened (bid-offer spread). By the end of the first quarter of 2011, on average, market prices were just slightly ahead of where they began the quarter. In April, prices have once again begun to rise. In our opinion, the catalyst for the improvement in prices was the orderly liquidation of portions of the Federal Reserve’s Maiden Lane II portfolio. This portfolio contained $16 billion (in market value) of securities, and primarily included subprime, Alt-A, and Option ARM assets from 2006 – 2007. Such liquidation sales have recently been met with broad-based investor demand and larger portfolio liquidations have typically priced better in the secondary mortgage-backed securities market than smaller portfolio sales. We expect the entire Maiden Lane II portfolio to be liquidated over time and believe this supply will help to narrow bid-offer spreads and improve market liquidity.

The pace of our RMBS acquisitions has slowed significantly as credit risk spreads have contracted and prices have risen since 2009. Since our goal is to make long-term investments and appropriately manage our existing portfolio, we remain active in monitoring market activity and pricing even when the number of trades we execute is small. Gathering market intelligence is essential to managing our $780 million RMBS portfolio. We will selectively sell assets when we believe the market value is too optimistic relative to our assessment of future cash flows, including credit risk considerations. During the first quarter, we sold $33 million of RMBS (excluding sales from the Fund and Acacia) and invested $28 million in our residential business — $13 million in seasoned third-party securities and $15 million in newly issued Sequoia securities.

Commercial Loan Business

As we have commented previously, our balance sheet is well suited for retaining long-term credit risk. We provide reliability, flexibility, and other advantages to borrowers — including the advantage of permanent funding of longer-term assets. In our commercial group, we are currently focused on financing the gap that exists between the amount of equity a borrower will put into a property and the amount of financing a senior lender will provide.

The recovery in financing for select commercial real estate properties continues, with significant funding available for stabilized commercial assets in select, highly desirable markets. The change in sentiment and increased liquidity can be seen in the commercial mortgage-backed securities (CMBS) market. For example, non-government agency CMBS issued in 2010 amounted to roughly $9 billion. CMBS issuance was about $8 billion in the first quarter of 2011 alone, with strong prospects for the remaining quarters of 2011, as reflected in the consensus estimate for 2011 issuance of around $40 billion.

This rapid return of capital to commercial real estate is accompanied by increased competition by lenders, tightening triple-A spreads, and easing underwriting standards. Borrowers are able to refinance at increasingly attractive rates with higher proceeds for high-quality properties in select markets. There are already signs of aggressive financing terms returning to commercial mortgage securitization — i.e., lenders pushing proceeds and loan-to-value ratios higher on loans. This suggests that the available supply of mezzanine lending opportunities could be reduced as senior loans absorb additional risks.

We are an active originator and underwriter and continue to focus on high-quality loans. We have worked hard to develop a network of relationships to source good opportunities and our pipeline of possible loans is growing. We closed three loans year-to-date through April 30, 2011, totaling $19 million. The average yield on these loans has been between 10% and 11%. At April 30, 2011, we had a $49 million portfolio of six mezzanine loans. We anticipate continued competitive pressure on rates on mezzanine loans. We estimate originations are likely to be in the range of $25 million to $50 million per quarter over the next several quarters, based on current market conditions.

Proposed Rules Relating to Securitization

On March 21, 2011, long-awaited proposed implementation rules related to securitization were released, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The most impactful provisions relate to (1) the definition of a Qualified Residential Mortgage (QRM) — the type of loan that requires no risk retention and (2) the amount and acceptable methods of risk retention for sponsors of securitizations of non-QRM loans. As currently written, the proposed rules are open to differing interpretations and have left many market participants, including us, confused about how various calculations would work, and trying to figure out what the proposed rules really intend.

While it is too early to draw definitive conclusions since the final rules are likely to change, we have made a few initial observations. First, the rules appear in general appear to be more restrictive than market participants had anticipated. In our opinion, if the proposed rules are adopted as written, prime borrowers will face unnecessarily higher mortgage rates. This is partially because regulators appear to have taken a one-size-fits-all approach to rule-making even though there are significant differences between prime and subprime borrowers, and the corresponding securitization structures typically used to finance loans backed by these borrowers. The proposed rules are effectively subprime-centric as they address and deter most abuses historically prevalent in subprime securitization structures. The rules apply to all securitizations, however, and appear overly and unnecessarily harsh when applied to prime securitization structures. Additionally, since the rules, as written, may result in unnecessary upward pressure on prime borrowers’ mortgage rates, this is incongruous with the Obama Administration’s intention to reduce the government’s current outsized role in mortgage finance and move towards a safer, more robust, and competitively priced private market for residential mortgages.

We note that these same issues apply to commercial mortgage-backed securitizations. The proposed rules appear to be overwhelmingly penal to commercial borrowers. In our opinion, the typical commercial mortgage-backed securitization will become uneconomic under the rules as currently written.

We think it is likely the proposed rules will be revised. In any case, we will adapt to whatever the final rules are and do not believe we will end up disadvantaged compared to other private market participants.

Interest Rates and Our Business

Our businesses have been able to be successful in both rising and falling interest rate environments. In conjunction with increased discourse over the direction of benchmark interest rates, we continue to review our investment philosophy and balance sheet sensitivity with respect to changing interest rates. Some believe that the expected end of the Federal Reserve’s most recent attempt to lower long-term interest rates (QE2) will inevitably lead to a rise in interest rates as a consequence of the extraordinary monetary stimulus. Some also expect inflationary pressures emanating from rising food, energy, and commodity prices that will further pressure interest rates upward. Others believe that interest rates will stay at current levels or drift lower, citing worldwide de-leveraging, declining labor costs, rising productivity, and ongoing pressure on home values.

We do not know the direction interest rates will take in the future and we do not believe our shareholders expect us to make investments based on a strict interest rate view. Our approach has been to balance our business and portfolio investments to perform across a range of potential interest rate scenarios. This approach is consistent with our attempts to not become overly exposed to changes in any one of the variables that directly impact our returns, such as the level of interest rates and prepayment rates. Ideally, we would like to be agnostic in terms of interest rate changes, however, in our business that is difficult to achieve because mortgage values generally go down more when interest rates rise than they go up when interest rates fall, all else equal.

In reviewing the interest rate sensitivity of assets and liabilities at Redwood at March 31, 2011, we have invested in a relatively balanced mix of adjustable-rate and fixed-rate instruments. Such balance is important because if we have too many adjustable-rate securities, with short-term benchmark interest rates close to zero, we may not generate enough interest cash flow to fund our growth. If we had too many fixed-rate assets, we may satisfy our need for interest cash flow but would be subject to greater declines in book value if market rates moved higher.

In reviewing our liabilities, our company is principally funded with equity, asset-backed securities associated with securitizations that we have sponsored and consolidated for financial reporting purposes, and long-term debt. The rate on our roughly $140 million of long-term debt is effectively fixed at 6.75% via long-term hedges. We have used, and will likely continue to utilize, varying amounts of short-term borrowings to fund a portion of the loans we are accumulating for securitization. In aggregate, however, we typically have very few recourse liabilities that re-price when rates change, and have typically avoided significant weightings of short-term recourse borrowings as a core element of our management of liquidity risk. All else equal, avoiding this leverage has reduced current returns on equity but we have taken less risk on behalf of shareholders.

Outlook

We are in the process of expanding our residential conduit and our commercial loan business. We believe these businesses play to our strengths and, if executed correctly, offer the best growth opportunity to grow and generate attractive, durable, long-term cash flows for shareholders. We are working to get ahead of the crowd and enhance our relationships with lenders and senior investors, but realize it could take until 2012 to gain significant traction in our residential loan business. While we continue to actively look for residential portfolio opportunities, our biggest plan for capital deployment in 2011 is by our commercial group.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $18 million ($0.22 per share) for the first quarter of 2011, as compared to $47 million ($0.58 per share) for the first quarter of 2010. We declared regular quarterly dividends of $0.25 per share for both the first quarter of 2011 and 2010.

The following table presents the components of our GAAP net income for the three months ended March 31, 2011 and 2010.

Table 1 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2011	2010
Interest income	$54,333	$58,716
Interest expense	(21,972)	(18,182)
Net interest income	32,361	40,534
Provision for loan losses	(2,807)	(9,475)
Market valuation adjustments, net	(5,740)	(11,237)
Net interest income after provision and market valuation adjustments	23,814	19,822
Operating expenses	(11,514)	(17,306)
Realized gains on sales and calls, net	3,864	44,338
Provision for income taxes	(14)	(26)
Less: Net loss attributable to noncontrolling interest	(2,015)	(15)
Net Income	$18,165	$46,843
Diluted weighted average common shares outstanding	79,371,776	78,542,299
Net earnings per share	$0.22	$0.58

Net Interest Income after Provision and Market Valuation Adjustments (MVA)

Net interest income after provision and MVA was $24 million for the first quarter of 2011, as compared to $20 million for the first quarter of 2010, an increase of $4 million. This increase was primarily a result of a lower provision for loan losses due to a stabilization of observed loss securities on our loans originated in 2003 and prior, along with a reduction in negative market valuation adjustments. These increases were partially offset by a decline in net interest income due to lower balances of loans and securities held at consolidated entities.

The following table details the components of market valuation adjustments for the three months ended March 31, 2011 and 2010.

Table 2 Components of MVA

	Three Months Ended March 31,
(In Thousands)	2011	2010
Commercial real estate loans (fair value)	$219	$4,366
Residential real estate loans (held-for-sale)	3	(120)
Trading securities	19,916	12,149
Impairment on AFS securities	(2,622)	(1,946)
REO	(918)	(74)
Risk management derivatives	1,799	(20,359)
ABS issued – Acacia	(24,137)	(5,253)
Total Market Valuation Adjustments, Net	$(5,740)	$(11,237)

Market valuation adjustments, net, were negative $6 million for the first quarter of 2011, as compared to negative $11 million for the first quarter of 2010, a decrease of $5 million. This decrease was primarily a result of greater positive changes in fair values of risk management derivatives and trading securities, partially offset by more stable valuations of pre-2010 commercial loans and greater positive changes in fair values of ABS issued liabilities at consolidated entities.

Operating Expenses

Operating expenses were $12 million and $17 million for the first quarters of 2011 and 2010, respectively. This decrease was primarily due to a $4 million non-recurring equity compensation expense in the first quarter of 2010 related to the retirement of our former Chief Executive Officer. Another contributing factor to this decrease was the decline in variable compensation expense.

Realized Gains on Sales and Calls, Net

The following table details the components of realized gains on sales and calls, net, for the three months ended March 31, 2011 and 2010.

Table 3 Realized Gains on Sales and Calls, Net

	Three Months Ended March 31,
(In Thousands)	2011	2010
Net gains on sales of real estate securities	$3,955	$37,379
Net gains on repurchase of Sequoia ABS	—	6,959
Net losses on calls	(91)	—
Total Realized Gains on Sales and Calls, Net	$3,864	$44,338

Realized gains on sales and calls, net, were $4 million for the first quarter of 2011, as compared to $44 million for the first quarter of 2010, a decrease of $40 million. This decrease was primarily due to the significant gains realized during the first quarter of 2010 as liquidity returning to the market allowed us to sell securities at attractive prices relative to our carrying value. In addition, there were no gains on the repurchase of Sequoia ABS in the first quarter of 2011, as compared to $7 million in the first quarter of 2010.

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of net income.

Estimated Taxable Income (Loss) for Federal Tax Purposes

Our estimated total taxable income was $5 million ($0.06 per share) for the first quarter of 2011, as compared to estimated taxable income of $1 million ($0.01 per share) for the first quarter of 2010. Our estimated REIT taxable income was $7 million ($0.09 per share) for the first quarter of 2011, as compared to estimated REIT taxable income of $10 million ($0.13 per share) for the first quarter of 2010. Total realized credit losses on subordinate securities for the first quarters of 2011 and 2010 were $15 million ($0.19 per share) and $24 million ($0.31 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

Summary of Financial Condition, Capital Resources, and Liquidity

At March 31, 2011, our total capital was $1.2 billion, including $1.1 billion in stockholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs.

Our investment capacity, or the amount of capital we estimate that we have readily available to support long-term investments, was $249 million at March 31, 2011, up $25 million from $224 million at year-end 2010. Until recently, our cash balance was a good proxy for our investment capacity. Now that we are funding loans acquired for future securitization with a combination of cash and short-term borrowings, our cash balance alone is no longer a good indicator of investment capacity. We estimate our investment capacity as (1) cash on hand, plus (2) cash we could raise by increasing short-term borrowings to finance all our residential mortgage loans held for securitization, less (3) cash needed to cover short-term operations, working capital, and a liquidity cushion.

We intend to more fully employ our capital in 2011, which will involve additional increases in borrowing activity. Our estimates of investment capacity presume that we are able to borrow on a secured basis. We continue to closely monitor our liquidity risk and manage our capital through our risk-adjusted capital policy that has served us well since the company was founded.

In the near term, we do not anticipate a need to issue additional equity. Although we plan to invest much of our excess capital in 2011, we are more likely to look to our residential securities portfolio as a source of liquidity for additional investment capacity. We also believe we could raise additional investment capital (in the range of $200 to $300 million) by permanently financing a portion of our residential securities portfolio either through a resecuritization or by other means. Similarly, over time, we believe we could raise additional investment capacity by permanently financing a portion of our commercial portfolio. We would most likely exhaust these or similar possibilities before seeking to raise equity, if we needed additional capital.

GAAP and Economic Book Value

The following supplemental non-GAAP components of book value table presents our assets and liabilities at March 31, 2011, as estimated under GAAP and as estimated using fair values for our investments and long-term debt. We show our investments in the Sequoia and Acacia entities and the Fund as separate line items to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. Accordingly, we determine the estimated economic value of these investments directly as opposed to deriving their reported GAAP values by netting their consolidated assets and liabilities. We also value our long-term debt at its estimated fair value rather than its amortized cost basis as reported for GAAP to determine our estimated economic book value.

Table 4 GAAP and Economic Book Value at March 31, 2011

(In Millions, Except per Share Data)	Components of GAAP Book Value	Adjustments		Estimate of Non-GAAP Economic Value
Cash and cash equivalents	$220	$		$220
Real estate loans
Residential	55			55
Commercial	42			42
Total real estate loans at Redwood	97			97
Real estate securities at Redwood
Residential	780			780
Commercial	7			7
CDO	1			1
Total real estate securities at Redwood	788			788
Investments in Sequoia	97		(4)	93
Investments in Acacia	2		(1)	1
Investments in the Fund	11			11
Other assets	34			34
Total assets	1,249			1,244
Long-term debt	(140)		59	(81)
Other liabilities	(34)			(34)
Stockholders’ Equity	$1,075			$1,129
Book Value Per Share	$13.76			$14.45

During the first quarter of 2011, our GAAP book value increased by $0.13 per share to $13.76 per share. The increase resulted from $0.22 per share from reported earnings, $0.08 per share from net valuation increases on securities not reflected in earnings, $0.05 per share from an increase in value of hedges related to long-term debt, and $0.03 per share from other items, less $0.25 per share from dividends paid to shareholders.

During the first quarter of 2011, our estimate of non-GAAP economic value increased by $0.14 per share to $14.45 per share. The increase resulted from $0.57 per share in cash flows and net positive market valuation adjustments on our securities and investments; plus $0.06 per share from changes in working capital and other items; less $0.01 per share from the valuation increases related to our long-term debt, net of associated hedges; $0.23 per share of cash operating and interest expense; and $0.25 per share of dividends paid to shareholders.

A further discussion of our estimate of non-GAAP economic value is set forth below under “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At March 31, 2011, we had $220 million in cash and cash equivalents, an increase of $173 million from $47 million at December 31, 2010. This increase is primarily attributable to proceeds received upon the closing of a residential loan securitization completed during the first quarter of 2011.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three months ended March 31, 2011 and December 31, 2010. This table illustrates our cash balances at March 31, 2011 and December 31, 2010 (each a GAAP amount), and the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 5 Sources and Uses of Cash

	Three Months Ended
(In Millions)	March 31, 2011	December 31, 2010
Beginning Cash Balance	$47	$189
Sources of Cash(1)
Loans at Redwood	6	6
Proceeds from securitization	296	—
Securities at Redwood – Principal and Interest
Residential senior	33	42
Residential re-REMIC	2	2
Residential subordinate	9	8
Commercial and CDO	—	1
Sales of securities(2)	30	—
Investments in Consolidated Entities(3)	15	11
Short-term debt financing	—	44
Derivative margin returned, net	3	26
Changes in working capital	3	3
Total Sources of Cash	$397	$143
Uses of Cash
Acquisitions of residential loans	(101)	(195)
Originations of commercial loans	(12)	(30)
Acquisitions of securities(4)	(13)	(29)
Investment in New Sequoia	(15)	—
Short-term debt repayment	(44)	—
Cash operating expenses	(17)	(9)
Interest expense on long-term debt	(2)	(2)
Dividends	(20)	(20)
Total Uses of Cash	(224)	(285)
Net Sources (Uses) of Cash	173	(142)
Ending Cash Balance	$220	$47

(1)	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments is not necessarily reflective of the long-term economic yield we will earn on the investments in a given period and (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period.
(2)	Total sales of securities in the first quarter of 2011 were $35 million. Securities sales of $5 million made in the first quarter that did not settle until early April are not reflected in this table.
(3)	This table excludes the gross cash flow generated by our investments in the Sequoia and Acacia entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(4)	Total acquisitions of securities in the fourth quarter of 2010 were $26 million. Securities acquisitions of $3 million made in the third quarter that settled in October are also reflected in this table.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at March 31, 2011. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 6 Securities at Redwood by Vintage and as a Percentage of Total Securities

March 31, 2011 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$13	$222	$71	$306	39%
Non-prime	113	198	6	317	40%
Total Senior	126	420	77	623	79%
Re-REMIC prime	2	12	72	86	11%
Subordinate
Prime	47	7	5	59	7%
Non-prime	12	—	—	12	2%
Total Subordinate	59	7	5	71	9%
Total Residential	187	439	154	780	99%
Commercial	6	1	—	7	1%
CDO	—	1	—	1	—
Total Securities at Redwood	$193	$441	$154	$788	100%

During the first quarter of 2011, our securities portfolio decreased from $823 million to $788 million. This decline is attributable to $58 million of sales and the effect of principal paydowns, offset by acquisitions of $13 million and $10 million from the net effect of gains on sales, calls and valuation changes. Our first quarter acquisitions included $10 million of prime subordinate securities and $3 million of prime senior securities.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At March 31, 2011, we had net unrealized gains of $122 million recorded to accumulated other comprehensive income, a component of equity, a $10 million increase from the net unrealized gains of $112 million at December 31, 2010. The following table presents the activity related to unrealized gains and losses on securities and derivatives.

Table 7 Accumulated Other Comprehensive Income

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2010	$87	$52	$5	$1	$(4)	$(29)	$112
OTTI recognized in OCI	—	—	(1)	—	—	—	(1)
Net unrealized (loss) gain on real estate securities	(3)	3	—	—	8	—	8
Net unrealized gain on interest rate agreements	—	—	—	—	—	4	4
Reclassification:
Other-than-temporary impairment to net income	1	—	1	—	—	—	2
Unrealized gain to noncontrolling interest	—	—	—	—	(4)	—	(4)
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	1	1
Accumulated Income (Loss) Recognized in Stockholders’ Equity at March 31, 2011	$85	$55	$5	$1	$—	$(24)	$122

During the first quarter of 2011, $2 million of net unrealized losses were reclassified to earnings upon recognition of other-than-temporary impairment (OTTI), $1 million of OTTI were recognized in unrealized losses, and $8 million of fair value increases on securities were recognized in net unrealized gains. A portion of these fair value changes, $4 million, was attributable to AFS securities owned at the Fund and reclassified to noncontrolling interest.

At March 31, 2011, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $24 million, a $5 million reduction from the net unrealized loss of $29 million at December 31, 2010. During the first quarter of 2011, $1 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $4 million of valuation increases associated with derivatives currently accounted for cash flow hedges were recognized in other comprehensive income.

Investments in Securitization Entities and the Fund

The estimated carrying value of our investments in the Sequoia and Acacia entities and the Fund totaled $110 million, or 10% of our equity at March 31, 2011.

At March 31, 2011, the estimated carrying value of our investments in Sequoia entities was $97 million and management’s estimate of the non-GAAP economic value was $93 million. The $97 million estimate of carrying value represents the difference between the carrying costs of the assets ($3.8 billion at March 31, 2011) and liabilities ($3.7 billion at March 31, 2011) owned at the consolidated Sequoia entities. The $93 million estimate of economic value consists of $52 million of interest-only securities (IOs) and $41 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities.

At March 31, 2011, the estimated carrying value of our investments in the Acacia entities was $2 million and management’s estimate of the non-GAAP economic value was $1 million. The economic value primarily reflects the present value of management fees we expect to receive from Acacia entities. The equity interests and securities we own in the Acacia entities have minimal value.

The estimated carrying value and management’s estimate of non-GAAP economic value of our investment in the Fund was $11 million. The Fund is primarily invested in non-prime residential securities and is managed by a subsidiary of Redwood. Our investment represents a 52% interest in the Fund.

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

Our estimated non-GAAP economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), as required to determine fair value under GAAP. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $81 million estimate of non-GAAP economic value of our long-term debt based on its stated interest rate using the same valuation process used to fair value our other financial assets and liabilities. The differences between the GAAP carrying values of our investments in Sequoia and Acacia entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Securitization Entities and the Fund.”

Results of Operations and Financial Condition

The tables below present the results of Redwood (Parent), New Sequoia (Sequoia securitization entities issued in 2010 and subsequent periods), and Other Consolidated Entities and supplement our consolidated GAAP results for the three months ended March 31, 2011 and 2010. These tables present the New Sequoia securitization entities separately from Other Consolidated Entities to highlight our renewed focus on growing our core business of creating residential credit investments. Other Consolidated Entities include Sequoia entities issued prior to 2010, Acacia entities, and the Fund.

Table 8 Consolidating Income Statements

	Three Months Ended March 31, 2011
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$28,085	$2,606	$23,642	$—	$54,333
Interest expense	(2,549)	(2,221)	(17,202)	—	(21,972)
Net interest income	25,536	385	6,440	—	32,361
Provision for loan losses	—	(6)	(2,801)	—	(2,807)
Market valuation adjustments, net	874	—	(6,614)	—	(5,740)
Net interest income (loss) after provision and market valuation adjustments	26,410	379	(2,975)	—	23,814
Operating expenses	(11,404)	—	(110)	—	(11,514)
Realized gains on sales and calls, net	7,102	—	(3,238)	—	3,864
Income from New Sequoia	379	—	—	(379)	—
Loss from Other Consolidated Entities	(4,308)	—	—	4,308	—
Noncontrolling interest	—	—	2,015	—	2,015
Net income (loss) before provision for taxes	18,179	379	(4,308)	3,929	18,179
Provision for income taxes	(14)	—	—	—	(14)
Net Income (Loss)	$18,165	$379	$(4,308)	$3,929	$18,165

	Three Months Ended March 31, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$27,301	$—	$31,415	$—	$58,716
Interest expense	(1,116)	—	(17,066)	—	(18,182)
Net interest income	26,185	—	14,349	—	40,534
Provision for loan losses	—	—	(9,475)	—	(9,475)
Market valuation adjustments, net	(3,062)	—	(8,175)	—	(11,237)
Net interest income (loss) after provision and market valuation adjustments	23,123	—	(3,301)	—	19,822
Operating expenses	(16,501)	—	(805)	—	(17,306)
Realized gains on sales and calls, net	38,245	—	6,093	—	44,338
Income from New Sequoia	—	—	—	—	—
Income from Other Consolidated Entities	2,002	—	—	(2,002)	—
Noncontrolling interest	—	—	15	—	15
Net income before provision for taxes	46,869	—	2,002	(2,002)	46,869
Provision for income taxes	(26)	—	—	—	(26)
Net Income	$46,843	$—	$2,002	$(2,002)	$46,843

At March 31, 2011, 78% of our consolidated assets and 96% of our consolidated liabilities were owned at the consolidated Sequoia, Acacia, and Fund entities that we sponsor. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not obligations of Redwood.

The following table presents the components of our non-GAAP consolidating balance sheet at March 31, 2011.

Table 9 Consolidating Balance Sheet

March 31, 2011 (In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential real estate loans	$54,870	$408,295	$3,332,597	$—	$3,795,762
Commercial real estate loans	42,483	—	19,953		62,436
Real estate securities, at fair value:
Trading securities	20,701	—	301,119	—	321,820
Available-for-sale securities	766,707	—	15,285	—	781,992
Cash and cash equivalents	220,276	—	—	—	220,276
Investment in New Sequoia	38,701	—	—	(38,701)	—
Investment in Other Consolidated Entities	70,589	—	—	(70,589)	—
Total earning assets	1,214,327	408,295	3,668,954	(109,290)	5,182,286
Other assets	34,146	4,478	62,396	—	101,020
Total Assets	$1,248,473	$412,773	$3,731,350	$(109,290)	$5,283,306
Other liabilities	$34,162	$1,257	$69,242	$—	$104,661
Asset-backed securities issued	—	372,815	3,584,479	—	3,957,294
Long-term debt	139,500	—	—	—	139,500
Total liabilities	173,662	374,072	3,653,721	—	4,201,455
Stockholders’ equity	1,074,811	38,701	70,589	(109,290)	1,074,811
Noncontrolling interest	—	—	7,040	—	7,040
Total equity	1,074,811	38,701	77,629	(109,290)	1,081,851
Total Liabilities and Equity	$1,248,473	$412,773	$3,731,350	$(109,290)	$5,283,306

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after MVA at Redwood was $26 million in the first quarter of 2011, as compared to $23 million in the first quarter of 2010. The following table presents the components of net interest income after MVA at Redwood for the three months ended March 31, 2011 and 2010.

Table 10 Net Interest Income after MVA at Redwood (Parent)

	Three Months Ended March 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$2,492	$204,847	4.87%	$29	$2,313	5.01%
Commercial real estate loans	926	36,434	10.17%	7	244	11.48%
Trading securities	2,124	21,101	40.26%	2,957	20,493	57.72%
Available-for-sale securities	22,531	647,410	13.92%	24,293	674,631	14.41%
Cash and cash equivalents	12	64,333	0.07%	15	224,734	0.03%
Total Interest Income	28,085	974,125	11.53%	27,301	922,415	11.84%
Interest Expense
Short-term debt	(182)	47,976	(1.52)%	—	—	—
Long-term debt(1)	(900)	138,219	(2.60)%	(1,116)	138,145	(3.23)%
Interest rate agreements(1)	(1,467)	138,219	(4.25)%	—	—	—
Total Interest Expense	(2,549)	186,195	(5.48)%	(1,116)	138,145	(3.23)%
Net Interest Income	25,536			26,185
Market valuation adjustments, net	874			(3,062)
Net Interest Income After MVA at Redwood	$26,410			$23,123

(1)	Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 6.85%.

The $3 million increase in net interest income after MVA was primarily due to a decline in negative MVA during the first quarter of 2011 as a result of valuation increases on risk management derivatives and higher interest income on loans. This increase was partially offset by an increase in interest expense related to cash flow hedges entered into during the first quarter of 2010 to hedge the interest rate exposure on our long-term debt.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $26 million in both the first quarters of 2011 and 2010. Higher interest expense during the first quarter 2011, as compared to the first quarter of 2010, was offset by higher interest income on loans.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2011 and 2010.

Table 11 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended March 31, 2011

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of (1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,123	$9,693	$15,816	$543,875	4.50%	7.13%	11.63%
Re-REMIC	1,570	(90)	1,480	32,648	19.24%	(1.10)%	18.14%
Subordinate	2,783	1,926	4,709	64,599	17.23%	11.93%	29.16%
Total Residential	10,476	11,529	22,005	641,122	6.54%	7.19%	13.73%
Commercial	456	36	492	6,288	29.01%	2.29%	31.30%
CDO	61	(27)	34	—	N/A	N/A	N/A
Total AFS Securities	$10,993	$11,538	$22,531	$647,410	6.79%	7.13%	13.92%

Three Months Ended March 31, 2010

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of (1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$8,062	$10,602	$18,664	$575,688	5.60%	7.37%	12.97%
Re-REMIC	2,576	(651)	1,925	45,852	22.47%	(5.68)%	16.79%
Subordinate	3,229	(253)	2,976	45,421	28.44%	(2.23)%	26.21%
Total Residential	13,867	9,698	23,565	666,961	8.32%	5.82%	14.14%
Commercial	1,035	(319)	716	7,670	53.98%	(16.64)%	37.34%
CDO	38	(26)	12	—	N/A	N/A	N/A
Total AFS Securities	$14,940	$9,353	$24,293	$674,631	8.86%	5.55%	14.41%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from trading securities at Redwood was $2 million in the first quarter of 2011, as compared to $3 million in the first quarter of 2010. The $1 million decrease was primarily the result of principal pay downs and higher benchmark interest rates during the first quarter of 2011, as compared to the first quarter of 2010. The majority of the trading securities at Redwood are inverse interest-only certificates. These securities have yields that are inversely related to changes in interest rates. Changes in the fair value of these securities are recorded in the market valuation adjustment line item on our consolidated statements of income.

Market Valuation Adjustments (MVA) at Redwood

The following table shows the impact of market valuation adjustments and impairments on our consolidated statements of income for the three months ended March 31, 2011 and 2010.

Table 12 MVA at Redwood (Parent)

	Three Months Ended March 31,
(In Thousands)	2011	2010
Residential real estate loans (held-for-sale)	$3	$(120)
Trading securities	(621)	(1,027)
Impairment on AFS securities	(1,003)	(1,565)
Risk management derivatives	2,500	(376)
REO	(5)	26
Total Market Valuation Adjustments, Net	$874	$(3,062)

Trading Securities and Derivatives

We recognized $2 million positive market valuation adjustments in first quarter of 2011, an increase of $3 million from the first quarter of 2010. This increase was primarily a result of greater positive changes the fair values and balances of risk management derivatives.

Impairment on AFS securities

At Redwood, we classify most securities as AFS and report any unrealized gains and losses, as well as any OTTI not related to credit factors, as components of equity in our consolidated balance sheets. Any OTTI on AFS securities that is related to adverse credit factors is recorded through our consolidated statements of income. Similarly, any unrealized losses on AFS securities that we no longer intend to hold as of the date of the financial statements are recorded as OTTI through our consolidated statements of income.

During the first quarter of 2011, we recognized an aggregate $2 million of OTTI on AFS securities at Redwood. Of this amount, $1 million was related to credit factors and recognized in our consolidated statements of income, and $1 million was recognized as a reduction in stockholders’ equity. During the first quarter of 2010, we recognized an aggregate $3 million of OTTI on AFS securities at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $1 million was recognized as a reduction in stockholders’ equity.

Earning Assets — Redwood (Parent)

Residential Mortgage Loan Business

During the first quarter of 2011, we continued to purchase newly originated prime quality jumbo loans through our Sequoia securitization program. The biggest hurdle we continue to face is a limited supply of recently originated residential loans. This is largely the result of depository institutions having the ability to sell most of their originated loans to government-sponsored enterprises (GSE), while retaining most of their non-government eligible loans to supplement weak non-mortgage loan demand. Nonetheless, we continue to partner with new lenders, and we have several additional lenders in various stages of implementation. We are generally acquiring longer term 10-year hybrid and 15- and 30-year fixed rate through our current lenders.

Our primary goal is to establish our conduit as a leading source of liquidity for the prime jumbo mortgage market, where originators are able to obtain timely and reliable purchase decisions and price protection. Another goal is to establish Sequoia’s reputation among institutional investors as the leading issuer of high-quality RMBS, such that investors will know that if they are looking at a Sequoia securitization, they will know that Redwood will invested in the first loss position, the securitization structure will be investor friendly and free of sponsor-servicer conflicts, and there will be an alignment of interests.

The size of the jumbo market is potentially vast — suggesting an opportunity that well exceeds our current capital available to invest. As GSE reform progresses, the portion of the mortgage market that could potentially be available to us could be substantially larger if the conforming loan limits are reduced (as intended by the Obama Administration) during the reform transition period, and perhaps still larger if, as part of GSE reform, the concept of conforming limits is eliminated. We continue to expect that New Sequoia entities will represent a larger portion of our balance sheet in the future.

Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

During the first quarter of 2011, we continued to purchase newly originated prime quality jumbo loans through our Sequoia securitization program. The following table provides the activity of residential real estate loans held-for-investment during the three months ended March 31, 2011.

Table 13 Residential Real Estate Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended March 31, 2011
Balance at beginning of period	$253,081
Acquisitions	100,817
Sequoia securitization	(295,103)
Principal repayments	(3,907)
Transfers to held-for-sale	(1,861)
Premium amortization	(2)
Balance at End of Period	$53,025

The following table details outstanding balances for these loans by product type at March 31, 2011.

Table 14 Residential Real Estate Loan Characteristics at Redwood (Parent)

March 31, 2011 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$33,441	4.76%
Hybrid	19,713	4.54%
Total Outstanding Principal	$53,154	4.68%

Commercial Real Estate Loans Held-for-Investment at Redwood (Parent)

At March 31, 2011, there were six commercial loans held-for-investment (one of which was purchased prior to 2010) with an outstanding principal value of $43 million and a carrying value of $42.5 million. At December 31, 2010, there were four commercial loans held-for-investment with an outstanding principal value of $31 million and a carrying value of $30.5 million.

Derivative Financial Instruments at Redwood (Parent)

In order to manage risks associated with residential loans we own or plan to acquire and securitize, at March 31, 2011, we were party to interest rate agreements with an aggregate notional amount of $75 million, and TBA contracts sold with a notional amount of $59 million. Net positive market valuation adjustments on these derivatives were $3 million for the three months ended March 31, 2011.

To hedge the variability in interest expense related to our long-term debt we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at March 31, 2011. We designated these derivatives as cash flow hedges. For the three months ended March 31, 2011, these hedges increased in value by $4 million, which was recorded to accumulated other comprehensive income, a component of equity.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities under GAAP. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the three months ended March 31, 2011.

Table 15 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended March 31, 2011

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217
Acquisitions	3,317	—	9,906	—	—	13,223
Sales	(27,311)	(5,230)	(703)	(2,116)	—	(35,360)
Gains on sales and calls, net	2,772	3,006	362	1,185	—	7,325
Effect of principal payments	(20,688)	—	(2,427)	—	—	(23,115)
Change in fair value, net	2,730	2,644	(3,311)	(203)	258	2,118
Ending Fair Value	$622,818	$85,497	$71,435	$6,362	$1,296	$787,408

The following tables present the carrying value (which equals fair value) as a percent of principal value for securities owned at Redwood at March 31, 2011 and December 31, 2010.

Table 16 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood (Parent)

March 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$222	88%	$71	92%	$306	88%
Non-prime	113	87%	198	84%	6	83%	317	85%
Total	126	87%	420	86%	77	91%	623	87%
Residential Re-REMIC	2	64%	12	70%	72	64%	86	65%
Residential Subordinate
Prime	47	28%	7	19%	5	9%	59	23%
Non-prime	12	46%	—	—	—	—	12	46%
Total	59	28%	7	17%	5	7%	71	21%
Commercial	6	17%	1	—	—	—	7	17%
CDO	—	—	1	8%	—	—	1	8%
Total Securities at Redwood	$193		$441		$154		$788

December 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$228	88%	$75	90%	$316	88%
Non-prime	117	86%	220	82%	9	79%	346	83%
Total	130	86%	428	85%	84	89%	662	85%
Residential Re-REMIC	6	64%	12	66%	67	60%	85	61%
Residential Subordinate
Prime	42	25%	7	17%	5	8%	54	20%
Non-prime	13	46%	—	—	—	—	13	46%
Total	55	28%	7	17%	5	7%	67	21%
Commercial	7	17%	1	1%	—	—	8	8%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$198		$469		$156		$823

Residential Securities at Redwood (Parent)

At March 31, 2011, the residential securities held at Redwood consisted of fixed-rate assets (40%), adjustable-rate assets (11%), hybrid assets that reset within the next year (30%), hybrid assets that reset between 12 and 36 months (5%), and hybrid assets that reset after 36 months (14%).

Housing prices are a major factor impacting the performance of our residential investments. Our outlook for housing prices is unchanged from three months ago. Affordability looks better than it has in years, when considering income and home prices. There is a significant overhang of supply, however, especially when considering “shadow” inventory that is not yet on the market. In addition, tighter underwriting of residential mortgage loans will continue to limit buyers’ ability to obtain desired financing. Nationwide, we believe that home prices have an additional risk of 5% to 10% price declines, with actual declines likely to vary by market and product type. We believe that the housing market is in the process of forming a bottom, but we do not expect housing, in general, to be a significantly appreciating asset class for several years.

The following tables present the components of carrying value at March 31, 2011 and December 31, 2010 for our residential securities.

Table 17 Carrying Value of Residential Securities at Redwood (Parent)

March 31, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$718,711	$131,860	$287,710
Credit reserve	(33,971)	(46,546)	(189,056)
Net unamortized discount	(165,875)	(54,855)	(32,482)
Amortized cost	518,865	30,459	66,172
Gross unrealized gains	86,029	55,038	10,754
Gross unrealized losses	(944)	—	(6,028)
Carrying value of AFS securities	603,950	85,497	70,898
Carrying value of trading securities	18,868	—	537
Total Carrying Value of Residential Securities	$622,818	$85,497	$71,435

	Residential
December 31, 2010 (In Thousands)	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$774,852	$139,426	$304,598
Credit reserve	(31,594)	(44,182)	(208,983)
Net unamortized discount	(187,983)	(62,471)	(34,431)
Amortized cost	555,275	32,773	61,184
Gross unrealized gains	88,339	52,304	11,499
Gross unrealized losses	(1,358)	—	(5,649)
Carrying value of AFS securities	642,256	85,077	67,034
Carrying value of trading securities	19,742	—	574
Total Carrying Value of Residential Securities	$661,998	$85,077	$67,608

Senior Securities

The fair value of our senior AFS securities was equal to 84% of the face value of the portfolio at March 31, 2011, while our amortized cost was equal to 72% of the face value. The fair value and cost basis of our senior securities accounted for as trading securities was $19 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $20 billion at March 31, 2011, consisting of $11 billion prime and $9 billion non-prime. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2011 were 11.90% of current balances. Serious delinquencies were 9.42% of current balances for loans in prime pools and 15.02% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our existing portfolio of re-REMIC securities consists of prime residential senior securities that were pooled and re-securitized in 2009 by a third-party to create two-tranche structures; we own support securities within those structures. There were no credit losses in our re-REMIC portfolio during the first quarter of 2011. We anticipate losses, which were included in our acquisition assumptions, and have allocated $47 million of the purchase discount to credit reserves of the $132 million face value.

The fair value of our re-REMIC securities was equal to 65% of the face value of the portfolio at March 31, 2011, while our amortized cost was equal to 23% of the face value. The loans underlying all of our residential re-REMIC securities totaled $6 billion at March 31, 2011, and are all prime credit quality. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2011 were 9.26% of current balances.

Subordinate Securities

The fair value of our subordinate securities was equal to 25% of the face value at March 31, 2011, while our amortized cost was equal to 23% of the face value. Credit losses totaled $22 million in our residential subordinate portfolio during the first quarter of 2011, as compared to $43 million of losses during the first quarter of 2010. We expect future losses will extinguish the majority of the outstanding principal of these securities, as reflected by the $189 million of credit reserves we have provided for on the $288 million face value of those securities.

The loans underlying all of our residential subordinate securities totaled $37 billion at March 31, 2011, consisting of $33 billion prime and $4 billion non-prime. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2011 were 8.24% of current balances. Serious delinquencies were 6.12% of current balances for loans in prime pools and 26.77% of current balances for loans in non-prime pools.

Commercial Securities at Redwood (Parent)

We invest in commercial securities, which are secured by one or more loans on commercial properties. We have not acquired any commercial securities in three years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks associated with these types of investments.

At March 31, 2011, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $7 million and $8 million at March 31, 2011 and December 31, 2010, respectively. These securities provided credit enhancement on $20 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or real estate owned) underlying commercial subordinate securities were $1.2 billion at March 31, 2011, a decrease of $20 million from December 31, 2010. Our credit reserve of $65 million on current face value of $75 million at March 31, 2011, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities, as credit losses in excess of our investments in each securitization will be borne by other investors senior to us. Therefore, a significant portion of our cash flow from commercial securities will come from coupon interest. Realized credit losses on our commercial securities were $9 million and $7 million in the three months ended March 31, 2011 and 2010, respectively, and were charged against our designated credit reserve.

Results of Operations — New Sequoia

Net interest income at New Sequoia was less than $1 million for the three months ended March 31, 2011. The following table presents the net interest income at New Sequoia for the three months ended March 31, 2011.

Table 18 Net Interest Income at New Sequoia

	Three Months Ended March 31, 2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$2,606	$225,564	4.62%
Interest Expense
ABS issued	(2,221)	197,758	(4.49)%
Net Interest Income	385
Provision for loan losses	(6)
Net Interest Income After Provision	$379

During the first quarter of 2011, we transferred $295 million of prime, fixed and hybrid, first-lien, residential mortgage loans originated in 2009 and 2010 into a Sequoia securitization entity that we sponsor and consolidate for financial reporting purposes. The weighted average FICO score for loans outstanding was 775 at origination and the weighted average original LTV was 59%.

Voluntary prepayments of loans at the Sequoia entity issued in 2010 have been high due to an increase in borrowers refinancing, as interest rates declined during the second half of 2010. At March 31, 2011, $120 million of outstanding principal had prepaid since issuance and the annualized prepayment rate was 53% constant prepayment rate (CPR). The first month prepayment rate for the Sequoia entity issued in the first quarter of 2011 was 17% CPR. At March 31, 2011, the current outstanding principal value of loans at both New Sequoia entities was $408 million. At March 31, 2011, none of these loans were delinquent.

Earning Assets — New Sequoia

The following table provides details of residential real estate loans activity at New Sequoia during the three months ended March 31, 2011.

Table 19 Residential Real Estate Loans at New Sequoia — Activity

(In Thousands)	Three Months Ended March 31, 2011
Balance at beginning of period	$145,028
New securitization issuance	295,103
Principal repayments	(31,836)
Premium amortization	6
Provision for credit losses	(6)
Balance at End of Period	$408,295

Results of Operations — Other Consolidated Entities

The following table presents the net interest income (loss) at our other consolidated entities for the three months ended March 31, 2011 and 2010. These entities include all consolidated Sequoia entities issued prior to 2010, the Acacia entities, and the Fund. Net interest income at other consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 20 Net Interest Income (Loss) at Other Consolidated Entities

	Three Months Ended March 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$13,371	$3,351,214	1.60%	$14,459	$3,681,427	1.57%
Commercial real estate loans	299	19,864	6.02%	296	13,750	8.61%
Trading securities	6,874	309,306	8.89%	14,972	267,476	22.39%
Available-for-sale securities	3,095	22,280	55.57%	1,588	42,134	15.08%
Other investments	—	—	—	9	18,616	0.19%
Cash and cash equivalents	3	29,061	0.04%	2	83,140	0.01%
Total Interest Income	23,642	3,731,725	2.53%	31,326	4,106,544	3.05%
Interest Expense
ABS issued – Sequoia	(8,848)	3,289,456	(1.08)%	(9,352)	3,589,269	(1.04)%
ABS issued – Acacia	(7,218)	303,601	(9.51)%	(7,131)	288,241	(9.90)%
Interest rate agreements – Sequoia	(65)	3,289,456	(0.01)%	139	3,589,269	0.02%
Interest rate agreements – Acacia	(1,071)	303,601	(1.41)%	(633)	288,241	(0.88)%
Total Interest Expense	(17,202)	3,593,057	(1.92)%	(16,977)	3,877,510	(1.75)%
Net Interest Income	6,440			14,349
Provision for loan losses	(2,801)			(9,475)
Market valuation adjustments, net	(6,614)			(8,175)
Net Interest Income (Loss) After Provision and MVA	$(2,975)			$(3,301)

Net interest income at other consolidated entities was $6 million in the first quarter of 2011, as compared to $14 million in the first quarter of 2010, a decline of $8 million. This decline is primarily a result of a combination of lower benchmark interest rates and lower principal balances on loans and securities held. Declines in interest income were partially offset by corresponding lower interest expenses.

Net interest income (loss) after provision and MVA at other consolidated entities was negative $3 million for the first quarter of 2011, a positive increase of $1 million from the first quarter of 2010. This increase was primarily the result of lower provision for loan losses and lower market valuation adjustments, which were mostly offset by a decline in net interest income.

Market Valuation Adjustments at Other Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded through our consolidated statements of income.

The following table shows the impact of MVA and impairments at our other consolidated entities for the three months ended March 31, 2011 and 2010.

Table 21 MVA at Other Consolidated Entities

	Three Months Ended March 31,
(In Thousands)	2011	2010
Commercial real estate loans (fair value)	$219	$4,366
Trading securities	20,537	13,176
Impairment on AFS securities	(1,619)	(381)
Risk management derivatives	(701)	(19,983)
ABS issued – Acacia	(24,137)	(5,253)
REO	(913)	(100)
Total Market Valuation Adjustments, Net	$(6,614)	$(8,175)

For the three months ended March 31, 2011 and 2010, there were (i) $4 million and $8 million, respectively, of net negative market valuation adjustments on the assets and liabilities at the consolidated Acacia entities; (ii) $2 million and less than $1 million, respectively, of impairments at the Fund; and, (iii) $1 million and less than $1 million, respectively, of net negative market valuation adjustments on REO properties at the Sequoia entities.

Loan Loss Provision at Legacy Sequoia

The provision for loan losses at legacy Sequoia entities (Sequoia securitizations issued prior to 2009 that we consolidate for financial reporting purposes) was $3 million for the three months ended March 31, 2011, as compared to $9 million for the three months ended March 31, 2010. At March 31, 2011, there were ten Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values at each entity. The aggregate estimated net assets (or equity) at these consolidated entities, was negative $5 million at March 31, 2011, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

The decrease in the provision from the first quarter of 2010 to the first quarter of 2011 was primarily attributable to a stabilization of observed loss severities on our loans originated in 2003 and prior. In recent years we have experienced a decline in charge-offs in the first quarter of the year, indicating a possible seasonality component related to loan liquidations in our portfolio. As a result, we could experience volatility in our provision expense from one quarter to the next as the timing of charge-offs varies throughout the year. The provision for loan losses exceeded net charge-offs of $2 million (or 0.07% of outstanding loan balances) and $3 million (or 0.08% of outstanding loan balances) for the three months ended March 31, 2011 and 2010, respectively. This resulted in an increase of $1 million and $6 million in our allowance for loan losses for first quarters of 2011 and 2010, respectively. These charge-offs were generated by $8 million and $9 million of defaulted loan principal for average implied loss severities of 29% and 30% for the first quarters of 2011 and 2010, respectively.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential real estate loans activity at the legacy Sequoia securitization entities for the three months ended March 31, 2011 and 2010.

Table 22 Residential Real Estate Loans at Legacy Sequoia Entities — Activity

(In Thousands)	Three Months Ended March 31, 2011
Balance at beginning of period	$3,397,130
Principal repayments	(57,686)
Charge-offs, net	2,317
Transfers to REO	(4,539)
Premium amortization	(1,824)
Provision for credit losses	(2,801)
Balance at End of Period	$3,332,597

Loan Characteristics

The following table highlights unpaid principal balances for consolidated loans at legacy Sequoia entities by product type. First lien prime quality adjustable rate mortgage (ARM) loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $134 million of hybrid loans held at Sequoia securitization entities at March 31, 2011, $63 million (or 47%) had reset as of March 31, 2011, and now act as ARM loans.

Table 23 Held-for-Investment Real Estate Loan Characteristics at Legacy Sequoia Entities

March 31, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien Prime
ARM	$3,181,594	94.84%
Hybrid (Years to Reset)
Reset	62,543	1.86%
0 – 4	56,688	1.69%
5 – 8	15,089	0.45%
Second Lien
ARM	38,805	1.16%
Total Outstanding Principal	$3,354,719	100.00%

At March 31, 2011, $3.09 billion of Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. The weighted average FICO score for our Sequoia loans outstanding was 730 and the weighted average original LTV was 67% at March 31, 2011.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Prepayment speeds on ARM loans held at legacy Sequoia entities remain low as one-month and six-month LIBOR rates have remained low relative to historical averages. Prepayment speeds on hybrid loans outstanding increased from the fourth quarter. At March 31, 2011, LIBOR ARM loans at legacy Sequoia entities had a weighted average coupon of 1.76%, and hybrid loans at legacy Sequoia entities had a weighted average coupon of 4.11%.

Allowance for Loan Losses at Sequoia Entities

Each quarter we perform a process to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 7 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

The allowance for loan losses increased to $63 million (or 1.88% of outstanding loan balances) at March 31, 2011, from $61 million (or 1.67% of the outstanding loan balances) at March 31, 2010. Serious delinquencies on loans held by consolidated Sequoia entities (90+ days delinquent) decreased to $135 million (or 4.04% of outstanding loan balances) at March 31, 2011, from $158 million (or 4.32% of outstanding loan balances) at March 31, 2010. Loans originated in California, Florida, Georgia, and Ohio accounted for a 52% of seriously delinquent loans held by legacy Sequoia entities at March 31, 2011.

Loan Repurchase Risk

Prior to 2008, subsidiaries of Redwood purchased and deposited residential mortgage loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc. and subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations, these subsidiaries of Redwood made certain representations and warranties related to these loans which could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third-party and may result in repurchase claims made against us. As of March 31, 2011, there have been no loan-level repurchase claims made to Redwood by investors where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, Redwood cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, Redwood believes that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. Redwood separately evaluates its exposure to such litigation in establishing its litigation reserves. For further discussion on litigation related contingencies see Note 13 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the three months ended March 31, 2011.

Table 24 Securities at Other Consolidated Entities — Activity

Three Months Ended March 31, 2011

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$134,950	$132,555	$43,828	$20,286	$331,619
Sales	(2,148)	(6,954)	(3,398)	(13,053)	(25,553)
Gains (losses) on sales, net	32	(163)	—	(3,107)	(3,238)
Effect of principal payments	(2,260)	(4,940)	(221)	(818)	(8,239)
Change in fair value, net	795	2,905	4,348	13,767	21,815
Ending Fair Value	$131,369	$123,403	$44,557	$17,075	$316,404

The fair value of securities held at the Fund was $15 million at March 31, 2011. We recognized $2 million of OTTI on these securities in the first quarter of 2011, and there were no unrealized losses on securities owned at the Fund at March 31, 2011. In addition to the $301 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $19 million of ABS issued by Sequoia securitization entities, and $20 million in commercial loans at March 31, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

At March 31, 2011, consolidated Acacia securitization entities were party to interest rate agreements with an aggregate notional value of $1.3 billion and an aggregate fair value of net negative $56 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that we have entered into the corresponding derivative contracts and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income.

Capital Resources and Liquidity

Debt at Redwood

At March 31, 2011, we had no short-term debt. For the three months ended March 31, 2011, we recorded interest expense on short-term debt of $182 thousand on an average balance of $48 million for a weighted average expense yield of 1.52%. At December 31, 2010, we had $44 million of short-term debt (collateralized by mortgage-backed securities) that was used to fund the acquisition of mortgage loans that we intended to securitize. This debt matured and was repaid in March 2011, near the time those mortgage loans were securitized.

In 2006, we issued $100 million of long-term debt in the form of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole, which will be no later than January 30, 2037. The earliest optional redemption date without a penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of this trust preferred debt in the open market for $270 thousand.

In 2007, we issued $50 million of long-term debt in the form of subordinated notes, which require quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The earliest optional redemption date without penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of these subordinated notes in the open market at a cost of $3.4 million. We may from time to time seek to purchase outstanding long-term debt in open market transactions, privately negotiated transactions, or otherwise. Any future repurchases would depend on numerous factors including, without limitation, pricing, market conditions, and our capital requirements.

Beginning in the first quarter of 2010, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in our long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities Issued

At March 31, 2011, there were $3.7 billion of loans owned at Sequoia securitization entities, which were funded with $3.6 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although we expect that some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. At March 31, 2011, there were $301 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $311 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by all of our consolidated entities for the three months ended March 31, 2011.

Table 25 ABS Issued Activity — Securitization Entities

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$123,146	$3,335,355	$303,077	$3,761,578
New issuance, net of discount	280,111	—	—	280,111
Paydowns	(30,446)	(60,977)	(19,473)	(110,896)
Amortization	4	(851)	—	(847)
Valuation adjustments	—	—	27,348	27,348
Balance at End of Period	$372,815	$3,273,527	$310,952	$3,957,294

The following table presents our contractual obligations and commitments at March 31, 2011, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 26 Contractual Obligations and Commitments

	Payments Due or Commitment Expiration by Period
March 31, 2011 (In Millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Obligations of Redwood
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	140	—	—	—	140
Anticipated interest payments on long-term debt	241	4	10	15	212
Accrued interest payable	1	1	—	—	—
Operating leases	10	2	3	2	3
Purchase commitments	26	26	—	—	—
Total Redwood Obligations and Commitments	$418	$33	$13	$17	$355
Obligations of Securitization Entities
Consolidated ABS(1)	$6,574	$—	$—	$—	$6,574
Anticipated interest payments on ABS(2)	3,619	73	302	427	2,817
Accrued interest payable	6	6	—	—	—
Total obligations of Securitization Entities	$10,199	$79	$302	$427	$9,391
Total Consolidated Obligations and Commitments	$10,617	$112	$315	$444	$9,746

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2011.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned by Sequoia and Redwood was $40 million at March 31, 2011. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $2 million in both the three months ended March 31, 2011 and 2010.

Changes in Allowance for Loan Losses

For real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, loss severities on default liquidations, and the timing of default liquidations) that can be specifically applied to each of the consolidated loans or pools of loans.

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

Changes in Fair Values of Securities

All securities owned at Redwood and consolidated entities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of income. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income in our consolidated statements of equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

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

Some of our derivatives are accounted for as trading instruments with all associated changes in value recorded through our consolidated statements of income. Changes in value of the assets and liabilities we manage by using derivatives may not be accounted for similarly. This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our risk management strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their values may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 13 — Commitments and Contingencies within the financial statements included in this Quarterly Report on Form 10-Q. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

Proposed Regulatory Rules Relating to Securitization

At the end of the first quarter of 2011, a consortium of federal regulators (as required by Dodd-Frank) released a joint Notice of Proposed Rulemaking (NPR) related to securitization. The proposed rule will require securitization sponsors to retain an economic interest in the assets they securitize incentivizing sponsors to control the quality of the assets being securitized and aligning the interests of sponsors with those of investors. We plan to submit a detailed comment letter to the regulatory agencies and make it publicly available. We currently expect that the final rules for residential mortgage securitizations will go into effect one year after the rules are published in the Federal Register.

It is too early to determine exactly how the NPR will affect us since not only are the final rules unknown, there is substantial confusion over how to interpret some of the proposed rules. However, we believe that new regulation is part of what is necessary to restart private residential mortgage securitization, which, we believe, will benefit Redwood. The proposal offers much flexibility in the form of risk retention through five options: 1) vertical slice; 2) horizontal slice; 3) horizontal cash reserve fund; 4) “L” shaped option; and 5) representative sample. Redwood has historically retained a horizontal interest in Sequoia securitization entities and believes horizontal risk retention is the method that most directly aligns a sponsor’s interest with the interests of other investors in the transaction. The “L” shaped option, which combines the vertical and horizontal options, appears potentially attractive to us as an alternative to the horizontal option.

The proposed rules also include exemptions from required risk retention for both residential and commercial mortgage-backed securitizations. Residential securitizations consisting solely of qualified residential mortgages (QRMs) do not require risk retention. In summary, the NPR defines a QRM as a loan in which the borrower has a minimum 20% cash down payment, good credit, and a manageable debt burden. These standards seem reasonable to us and were common for numerous years before the mortgage and housing-related meltdown. Of note, there is nothing in the NPR that prohibits lenders from making loans that do not meet the QRM standards.

For commercial mortgage-backed securitizations, to qualify for a risk retention exemption, the underlying mortgage loans also have to meet stringent underwriting conditions that will likely preclude the majority of loans from qualifying. Unlike residential securitizations, sponsors of commercial securitizations do not have to retain risk if it is passed on to a third-party “B-piece” buyer. There are a number of obligations required of the B-piece buyer, such as the requirement to hold the bottom 5% of the securities issued, which would tend to limit the number of B-piece buyers to only those with permanent sources of capital.

For both residential and commercial securitizations, the issue of premium recapture has generated substantial confusion. In summary, the proposed rules attempt to prevent a sponsor from selling Interest-Only (IO) strips (a common by-product of a securitization), which could in certain circumstances enable the sponsor to cash out of the investment despite retaining a 5% risk position. This issue is complex and has important implications not only for the pricing of both residential and commercial mortgages, but also for the economics of securitization. Not until clarity around such details emerges and final language is drafted will we be able to determine exactly how the rules will impact our business.

Results of Operations — Taxable Income

The following table summarizes our estimated taxable income and distributions to shareholders for the three months ended March 31, 2011 and 2010. At both March 31, 2011 and December 31, 2010, we had no undistributed REIT taxable income.

Table 27 Estimated Taxable Income and Distributions to Shareholders

	Three Months Ended March 31,
(In Thousands)	2011	2010
Estimated Taxable Income
REIT taxable income	$7,489	$9,831
Taxable REIT subsidiary (loss) income	(2,560)	(8,683)
Total Estimated Taxable Income	$4,929	$1,148
Distributions to shareholders	$19,535	$19,438

The taxable income for the three months ended March 31, 2011 and 2010 is an estimate until we file tax returns for these years. Our estimated total taxable income for the three months ended March 31, 2011 was $5 million ($0.06 per share) and included $15 million in credit losses. This compared to total taxable income for the three months ended March 31, 2010, of $1 million ($0.01 per share). We continue to expect credit losses to be the primary factor in our taxable income (loss) results in 2011.

We believe it is likely that we will report a taxable loss for the full year in 2011 since we anticipate an additional $169 million of credit losses on securities in future periods for tax purposes. However, the timing of credit losses on securities we own has a large impact on our taxable income. As long as losses continue to be delayed as a result of loan modifications, mortgage servicing related issues, or for other reasons, the realization of these anticipated losses will take longer than if the pace of foreclosure activity increases. In the interim, we will continue to earn interest on the majority of these securities.

For the three months ended March 31, 2011, we declared a regular quarterly dividend of $0.25 per share. In November 2010, the board of directors announced its intention to continue to pay a regular dividend of $0.25 per share per quarter in 2011. For 2011, our dividends may be characterized as ordinary income to the extent the REIT has taxable income or net capital gains. Dividends paid in excess of REIT taxable income or net capital gains will be characterized as a return of capital. The portion of our dividends characterized as return of capital is not taxable, and reduces the basis of shares held at each quarterly distribution date. For the three months ended March 31, 2011, the estimated REIT taxable income was $7 million and there were no capital gains.

Differences between Estimated Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; for tax, realized capital gains on sales may be offset by prior capital losses; and, (iv) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The tables below reconcile our estimated taxable income to our GAAP income for the three months ended March 31, 2011 and 2010.

Table 28 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2011
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$33,702	$54,333	$(20,631)
Interest expense	(2,810)	(21,972)	19,162
Net interest income	30,892	32,361	(1,469)
Provision for loan losses	—	(2,807)	2,807
Realized credit losses	(14,632)	—	(14,632)
Market valuation adjustments, net	—	(5,740)	5,740
Operating expenses	(11,317)	(11,514)	197
Realized gains on sales and calls, net	—	3,864	(3,864)
Provision for income taxes	(14)	(14)	—
Less: Net loss attributable to noncontrolling interest	—	(2,015)	2,015
Net Income	$4,929	$18,165	$(13,236)
Estimated taxable income and GAAP income per share	$0.06	$0.22	$(0.16)

	Three Months Ended March 31, 2010
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$37,677	$58,716	$(21,039)
Interest expense	(1,075)	(18,182)	17,107
Net interest income	36,602	40,534	(3,932)
Provision for loan losses	—	(9,475)	9,475
Realized credit losses	(24,251)	—	(24,251)
Market valuation adjustments, net	—	(11,237)	11,237
Operating expenses	(11,203)	(17,306)	6,103
Realized gains on sales and calls, net	—	44,338	(44,338)
Provision for income taxes	—	(26)	26
Less: Net loss attributable to noncontrolling interest	—	(15)	15
Net Income	$1,148	$46,843	$(45,695)
Estimated taxable income and GAAP income per share	$0.01	$0.58	$(0.57)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2011, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $167 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended March 31, 2011 and 2010, we realized $15 million and $24 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2011 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $169 million of credit losses for tax on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At March 31, 2011, for GAAP we had a designated credit reserve of $375 million on our securities, and an allowance for loan losses of $63 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At March 31, 2011, the REIT had an estimated $84 million in capital loss carry-forwards ($1.08 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our current tax basis in these securities is $29 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on these loans. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

As an example, for GAAP we expense the grant date fair value of PSUs granted over the vesting term of those PSUs (regardless of the degree to which the performance conditions for vesting are ultimately satisfied, if at all), whereas for tax the value of the PSUs that actually vest in accordance with the performance conditions of those awards and are subsequently distributed to the award recipient is recorded as an expense on the date of distribution. If no PSUs under a particular grant ultimately vest, due to the failure to satisfy the performance conditions, no tax expense will be recorded for those PSUs, even though we would have already recorded expense for GAAP equal to the grant date fair value of the PSU awards. Conversely, if performance is such that a number of shares of common stock equal to 200% of the PSU award ultimately vest and are delivered to the award recipient, expense for tax will equal the common stock value on the date of distribution of 200% of the number PSUs originally granted. This expense for tax could significantly exceed the recorded expense for GAAP.

In addition, since the decision to exercise options or distribute deferred stock units, preferred stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

Critical Accounting Policies

See the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the Company’s critical accounting policies. Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2010, any changes to our critical accounting policies or the methodologies or assumptions we apply under them are noted in Note 3 to the consolidated financial statements presented in this Quarterly Report on Form 10-Q. We also describe in Note 3 certain recent accounting pronouncements that will amend the critical accounting policies we apply in future periods.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial real estate loans and securities. Some of our capital base is employed in owning credit enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans and investment-grade securities. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general (although there may nevertheless be significant credit losses related to these loans). We may also own residential real estate loans that are not securitized.

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

We will experience credit losses on residential and commercial loans and securities, and to the extent the losses are consistent with the amount and timing of our assumptions, we expect to earn attractive returns on our investments. We manage our credit risks by analyzing the extent of the risk we are taking and reviewing whether we believe the appropriate underwriting criteria are met, and we utilize systems and staff to monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions (which may include selling the assets) to mitigate potential losses. However, we may not always be successful in analyzing risks, reviewing underwriting criteria, foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a liquid market for the asset.

In addition to residential and commercial subordinate securities, Redwood, Acacia, and the Fund own senior and other securities issued by securitization entities that are sponsored by others. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

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

Interest Rate Risk

Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and interest rate agreements and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

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

Fair Value and Liquidity Risks

The securities that we acquire are generally funded with equity or long-term debt and we may also use short-term recourse debt that might affect our liquidity position. The assets and liabilities at Acacia are accounted for under the fair value option, with all changes in market values being recorded through our income statement. Though this potentially creates earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position.

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

Risks Relating to Litigation and Governmental Investigations and Enforcement Actions

Our business exposes us to risks relating to litigation and governmental investigations and enforcement actions. For example, through certain of our wholly-owned subsidiaries we have engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or other similar types of transactions. As a result of engaging in this business, we have already been the subject of litigation and have received an inquiry and a subpoena, respectively, from two different governmental authorities in connection with their broad-based investigations of certain aspects of certain securitization markets and issuances. As another example, Redwood Asset Management, Inc., one of our subsidiaries, is registered with the SEC as an investment adviser and provides investment advisory services both to limited partnership fund we sponsored and to certain entities that we sponsored that issued collateralized debt obligations. Redwood Asset Management could be exposed to litigation by investors in entities to which it provides investment advisory services or it could be the subject of a governmental investigation or enforcement action, in each case, as a result of the manner in which it conducts its advisory activities.

Securitization entities that we sponsored issued ABS backed by residential mortgage loans and other assets held by these entities. As a result of declining property values, the recent economic recession, increased defaults, and other factors, the cash flows from the loans and other assets held by these securitization entities will not be sufficient, in some cases, to repay in full the principal amount of ABS issued by these securitization entities. We are not contractually liable for the principal and interest payments due on the ABS issued by these entities. Nonetheless, third parties who have invested in the ABS issued by these entities could try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Three lawsuits have been brought by investors in two of our different Sequoia securitizations, with two of these three lawsuits having been brought by members of the Federal Home Loan Bank System — namely, the Federal Home Loan Bank of Seattle and the Federal Home Loan Bank of Chicago. These lawsuits are discussed above in Note 13 — Commitments and Contingencies — Loss Contingencies — Litigation within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of this Quarterly Report on Form 10-Q and are also discussed below within Part II, Item 1 of this Quarterly Report on Form 10-Q. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

In addition to the Federal Home Loan Banks noted above, various other Federal Home Loan Banks that make up the Federal Home Loan Bank System are pursuing litigation against various parties in relation to their respective portfolio holdings of RMBS. We have not been named in litigation brought by these other Federal Home Loan Banks to date, although some of them did purchase Sequoia RMBs at original issuance. As examples, (i) in September and October 2009 the Federal Home Loan Bank of Pittsburgh initiated litigation against various RMBS market participants relating to RMBS held within its portfolio, (ii) in

March 2010 the Federal Home Loan Bank of San Francisco initiated litigation against various RMBS market participants relating to RMBS held within its portfolio, and (iii) in April 2011 the Federal Home Loan Bank of Boston initiated litigation against various RMBS market participants relating to RMBS held within its portfolio. There are a total of twelve Federal Home Loan Banks within the Federal Home Loan Bank System and those that have not yet initiated litigation or demands of the type described above may do so in the future and those that have already initiated litigation or demands of the type described above may expand the scope of the litigation or demands that they have initiated to date. Any newly initiated or expanded litigation or demands by the Federal Home Loan Banks may include new or additional demands or litigation against us or our subsidiaries to the extent that Federal Home Loan Banks purchased at issuance or in the secondary market RMBS issued through our Sequoia RMBS platform. Other investors in RMBS and other types of ABS have also initiated various legal actions against participants in the market for these types of ABS and those that invested in RMBS and collateralized debt obligations issued in transactions we sponsored may initiate legal actions against us, particularly if the parties who have initiated legal actions against us or others are successful, in whole or in part, in the pursuit of their claims.

Various governmental authorities have also initiated investigations, enforcement actions, and litigation with respect to, among other things, the mortgage finance markets, RMBS transactions, and collateralized debt obligation transactions and the market participants who structured, sponsored, marketed, or sold transactions or securities relating to these markets and securities. For example, Goldman Sachs recently reached a $550 million settlement relating to civil charges brought by the SEC relating to Goldman Sachs’ role in structuring and marketing a synthetic collateralized debt obligation transaction referred to as Abacus 2007-AC1. As another example, in 2010 the SEC initiated an action against an asset management firm named ICP Asset Management (and certain other related entities and individuals) alleging violations of law by ICP in the conduct of its business as the collateral manager of various collateralized debt obligation transactions. As another example, in 2010 the Federal Housing Finance Agency, which is the federal agency that regulates Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, issued 64 subpoenas to institutions that participated in RMBS transactions in which Fannie Mae or Freddie Mac invested, as part of a financial inquiry that is seeking information to determine whether losses sustained by Fannie Mae and Freddie Mac from these investments are the legal responsibility of others and to ensure that the obligations of the various parties involved have been met.

Our business has included, and continues to include, activities relating to securitization transactions, an area that is the focus of various governmental authorities. Because of our involvement in the securitization business, we could become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. If violations are so alleged, we might not be successful in defending any related action brought against us, and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods. In any case, regardless of the merits of any allegation or legal action that may be brought against us, or of our success in defending against it, the costs of defending against any such allegation or legal action made or brought against us may be significant or material and could have a material adverse effect on our results of operations in future periods. To the extent that any action is brought against us or other market participants by any governmental authority, regardless of whether that action is successful or not, it could result in non-governmental litigants bringing similar actions against us to the extent the law permits private parties to pursue legal action to address alleged violations of law or regulation.

As part of investigations they have been conducting, we have been required to provide information to two different federal agencies. Within Part II, Item 1 of this Quarterly Report on Form 10-Q, we describe (i) the inquiry we received from the SEC, which inquiry took the form of an order to provide certain information regarding our past business activities with respect to sponsoring collateralized debt obligation transactions, and (ii) the subpoena we received from the National Credit Union Administration relating to certain RMBS transactions we sponsored in the past. We have responded to the order from the SEC and the subpoena from the NCUA. Both the subpoena from the NCUA and the order from the SEC state that they should not be construed as an indication that any violation of law has occurred, however these regulatory agencies could, in the future, allege that we did violate applicable law or regulation in the conduct of our securitization business and, if it was to make such an allegation, it is possible that we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods.

Other Risks

In addition to the market risks and risks relating to litigation and governmental investigations and enforcement actions described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2010.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $30 million. On October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint, which motions are pending. We believe that this claim is without merit and we intend to defend the action vigorously.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a case filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. The Sequoia RMBS that is the subject of Schwab’s cause of action was issued with an original principal amount of approximately $14.8 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $3.3 million. SRF has not yet responded to the complaint. We believe that this case is without merit and we intend to defend the action vigorously.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (FHLB-Chicago). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a case in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries,

RWT Holdings, Inc. as defendants. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law N.C.G.S.A. §78A-8(2) & §78A-56(a)). FHLB-Chicago also alleges a cause of action of negligent misrepresentation under Illinois common law against SRF and Redwood Trust, Inc. RWT Holdings, Inc. is a defendant in the North Carolina Securities Law cause of action. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $47 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of March 31, 2011, had a remaining outstanding principal balance of approximately $170 million. The FHLB-Chicago Defendants have not yet responded to the amended complaint. We believe that this case is without merit, and we intend to defend the action vigorously.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, in May 2010, we received an Order from the SEC, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. The SEC’s Order required us to provide information regarding, among other things, our trading practices and valuation policies relating to our business of sponsoring and managing collateralized debt obligation (CDO) issuers. We have responded to the Order. The Order from the SEC indicates that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The SEC could, however, as a result of our response to this Order or otherwise, allege that we violated applicable law or regulation in the conduct of our CDO business.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, in November 2009, we received a subpoena from the National Credit Union Administration (NCUA), which is the federal agency that charters and supervises federal credit unions, as part of its investigation of the circumstances relating to the U.S. Central Federal Credit Union being placed into conservatorship in March 2009, including the U.S. Central Federal Credit Union’s investment in various RMBS. The NCUA requested information relating to, among other things, two RMBS (i) issued by a securitization trust with respect to which SRF was the depositor and (ii) purchased at the time of issuance by the U.S. Central Federal Credit Union. We have responded to the subpoena. The subpoena from the NCUA states that it should not be construed as an indication by the NCUA or its staff that any violation of law has occurred. The NCUA could, however, as a result of our response to this subpoena or otherwise, allege that we did violate applicable law or regulation in the conduct of our securitization business.

Other than as disclosed in the preceding paragraphs of this Item 1, there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. At March 31, 2011, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased during the three months ended March 31, 2011.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	6,741	(1)	$14.93	—	4,658,071
February 1, 2011 – February 28, 2011	—		—	—	4,658,071
March 1, 2011 – March 31, 2011	29	(2)	$0.01		4,658,071
	6,770		$14.87	—	4,658,071

(1)	The 6,741 shares repurchased during January 2011 represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.
(2)	The 29 shares repurchased in March 2011 represent unvested shares forfeited upon termination of employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010;
(ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and,
(v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: May 4, 2011	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2011	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: May 4, 2011	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010
(ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and
(v) Notes to Financial Statements, tagged as blocks of text.