Form 10-Q
period 2011-06-30
REDWOOD TRUST INC
filed 2011-08-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	78,706,126 shares outstanding as of August 3, 2011

REDWOOD TRUST, INC.
2011 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2011	December 31, 2010
ASSETS
Residential real estate loans	$3,860,233	$3,797,095
Commercial real estate loans	83,866	50,386
Real estate securities, at fair value:
Trading securities	296,978	329,717
Available-for-sale securities	740,623	825,119
Total real estate securities	1,037,601	1,154,836
Other investments	—	—
Cash and cash equivalents	79,977	46,937
Total earning assets	5,061,677	5,049,254
Restricted cash	35,673	24,524
Accrued interest receivable	13,690	13,782
Derivative assets	4,013	8,051
Deferred tax asset	—	3,487
Deferred securities issuance costs	6,472	5,928
Other assets	43,463	38,662
Total Assets(1)	$5,164,988	$5,143,688
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$40,891	$44,137
Accrued interest payable	6,422	5,930
Derivative liabilities	82,639	83,115
Accrued expenses and other liabilities	9,954	14,305
Dividends payable	19,640	19,531
Asset-backed securities issued – Sequoia	3,566,001	3,458,501
Asset-backed securities issued – Acacia	273,325	303,077
Long-term debt	139,500	139,500
Total liabilities(2)	4,138,372	4,068,096
Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 78,554,965 and 78,124,668 issued and outstanding	786	781
Additional paid-in capital	1,694,077	1,689,851
Accumulated other comprehensive income	80,621	112,339
Cumulative earnings	502,544	474,940
Cumulative distributions to stockholders	(1,253,518)	(1,213,158)
Total stockholders’ equity	1,024,510	1,064,753
Noncontrolling interest	2,106	10,839
Total equity	1,026,616	1,075,592
Total Liabilities and Equity	$5,164,988	$5,143,688

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At June 30, 2011 and December 31, 2010, these assets totaled $4,005,933 and $3,941,212, respectively.
(2)	Our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2011 and December 31, 2010, these liabilities totaled $3,912,958 and $3,838,386, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Residential real estate loans	$18,904	$15,746	$37,372	$30,235
Commercial real estate loans	1,800	269	3,025	573
Real estate securities	32,234	40,458	66,859	84,357
Other investments	—	4	—	13
Cash and cash equivalents	17	93	32	110
Total interest income	52,955	56,570	107,288	115,288
Interest Expense
Short-term debt	(7)	(36)	(189)	(36)
Asset-backed securities issued	(21,251)	(18,988)	(40,675)	(36,054)
Long-term debt	(2,375)	(2,140)	(4,742)	(3,256)
Total interest expense	(23,633)	(21,164)	(45,606)	(39,346)
Net Interest Income	29,322	35,406	61,682	75,942
Provision for loan losses	(1,581)	(4,321)	(4,389)	(13,797)
Market valuation adjustments	(9,681)	(2,909)	(12,799)	(12,200)
Other-than-temporary impairments(1)	(1,466)	(4,216)	(4,088)	(6,162)
Market valuation adjustments, net	(11,147)	(7,125)	(16,887)	(18,362)
Net Interest Income After Provision and Market Valuation Adjustments	16,594	23,960	40,406	43,783
Operating expenses	(12,087)	(11,227)	(23,600)	(28,533)
Realized gains on sales and calls, net	5,834	16,080	9,699	60,417
Net income before provision for income taxes	10,341	28,813	26,505	75,667
Provision for income taxes	(14)	(26)	(28)	(52)
Net income	10,327	28,787	26,477	75,615
Less: Net income (loss) attributable to noncontrolling interest	888	186	(1,127)	171
Net Income Attributable to Redwood Trust, Inc.	$9,439	$28,601	$27,604	$75,444
Basic earnings per common share	$0.12	$0.36	$0.34	$0.94
Diluted earnings per common share	$0.11	$0.35	$0.34	$0.94
Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Basic weighted average shares outstanding	78,324,057	77,800,642	78,176,767	77,739,279
Diluted weighted average shares outstanding	79,477,504	78,852,259	79,425,360	78,661,642

(1)	For the three months ended June 30, 2011, other-than-temporary impairments were $2,655, of which $1,189 were recognized in Accumulated Other Comprehensive Income. For the three months ended June 30, 2010, other-than-temporary impairments were $7,086, of which $2,870 were recognized in Accumulated Other Comprehensive Income.

For the six months ended June 30, 2011, other-than-temporary impairments were $5,967, of which $1,879 were recognized in Accumulated Other Comprehensive Income. For the six months ended June 30, 2010, other-than-temporary impairments were $10,701, of which $4,539 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	—	—	—	—	27,604	—	(1,127)	26,477
Net unrealized (loss) gain on available-for-sale securities	—	—	—	(34,683)	—	—	4,164	(30,519)
Reclassification of other-than-temporary impairments to net income	—	—	—	2,349	—	—	—	2,349
Net unrealized loss on interest rate agreements	—	—	—	(1,528)	—	—	—	(1,528)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	2,144	—	—	—	2,144
Total other comprehensive loss				(31,718)
Total comprehensive loss								(1,077)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	158,028	2	2,349	—	—	—	—	2,351
Employee stock purchase and incentive plans	272,269	3	(2,929)	—	—	—	—	(2,926)
Non-cash equity award compensation	—	—	4,806	—	—	—	—	4,806
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(11,770)	(11,770)
Common dividends declared	—	—	—	—	—	(40,360)	—	(40,360)
June 30, 2011	78,554,965	$786	$1,694,077	$80,621	$502,544	$(1,253,518)	$2,106	$1,026,616

For the Six Months Ended June 30, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	75,444	—	171	75,615
Net unrealized (loss) gain on available-for-sale securities	—	—	—	(12,987)	—	—	2,090	(10,897)
Reclassification of other-than-temporary impairments to net income	—	—	—	5,411	—	—	—	5,411
Net unrealized loss on interest rate agreements	—	—	—	(20,631)	—	—	—	(20,631)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	1,546	—	—	—	1,546
Total other comprehensive loss				(26,661)
Total comprehensive gain								51,044
Issuance of common stock:
Dividend reinvestment & stock purchase plans	122,483	2	1,974	—	—	—	—	1,976
Employee stock purchase and incentive plans	48,826	—	(245)	—	—	—	—	(245)
Non-cash equity award compensation	—	—	8,208	—	—	—	—	8,208
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(7,638)	(7,638)
Common dividends declared	—	—	—	—	—	(39,908)	—	(39,908)
June 30, 2010	77,908,439	$779	$1,684,304	$38,199	$440,332	$(1,173,079)	$11,993	$1,002,528

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$27,604	$75,444
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(17,462)	(16,409)
Depreciation and amortization of non-financial assets	515	439
Provision for loan losses	4,389	13,797
Non-cash equity award compensation	4,806	8,208
Market valuation adjustments, net	16,887	18,362
Realized gains on sales and calls, net	(9,699)	(60,417)
Net change in:
Accrued interest receivable	(199)	3,732
Deferred tax asset	3,487	2,358
Other assets	123	(13,079)
Accrued interest payable	6,851	5,602
Accrued expenses and other liabilities	(4,351)	(61,644)
Net cash provided by (used in) operating activities	32,951	(23,607)
Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(293,445)	(238,076)
Principal payments on real estate loans held-for-investment	181,840	148,647
Proceeds from sales of real estate loans held-for-sale	1,857	—
Purchases of available-for-sale securities	(46,498)	(186,057)
Proceeds from sales of available-for-sale securities	72,666	247,528
Principal payments on available-for-sale securities	58,416	71,083
Purchases of real estate securities trading	—	(17,137)
Proceeds from sales of trading securities	13,035	6,119
Principal payments on trading securities	30,261	31,102
Principal payments on other investments	—	9,675
Net (increase) decrease in restricted cash	(11,149)	67,492
Net cash provided by investing activities	6,983	140,376
Cash Flows From Financing Activities:
Net repayments on short-term debt	(3,246)	—
Proceeds from issuance of asset-backed securities	281,456	211,178
Repurchase of asset-backed securities	—	(8,639)
Deferred securities issuance costs	(1,695)	(1,667)
Repayments on asset-backed securities	(214,950)	(200,214)
Net settlements of derivatives	(14,733)	(26,268)
Net proceeds from issuance of common stock	(580)	1,731
Dividends paid	(40,250)	(39,865)
Change in noncontrolling interests	(12,896)	(7,467)
Net cash used in financing activities	(6,894)	(71,211)
Net increase in cash and cash equivalents	33,040	45,558
Cash and cash equivalents at beginning of period	$46,937	$242,818
Cash and cash equivalents at end of period	$79,977	$288,376
Supplemental Disclosures:
Cash paid for interest	$36,404	$32,646
Cash paid for taxes	$45	$15
Dividends declared but not paid at end of period	$19,640	$19,477
Transfers from real estate loans to real estate owned	$5,966	$8,925

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) — and using the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. All amounts presented herein, except share data, are shown in thousands.

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
June 30, 2011
(Unaudited)

Note 2. Basis of Presentation  – (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
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

We reclassify loans held-for-investment as loans held-for-sale if we determine that these loans will be sold to third-parties. This may occur, for example, if we exercise our right to call ABS issued by a Sequoia securitization trust and decide to subsequently sell the underlying loans to third-parties.

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
June 30, 2011
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

Commercial Real Estate Loans — Allowance for Loan Losses

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. To calculate the allowance for loan losses, we assess each loan for indications of adverse credit conditions such as delinquencies or changes in expected future cash flows. Upon identification of an adverse credit condition, the loans are evaluated for impairment and any resulting impairment is recorded in the provision for loan losses in our consolidated statements of income. We re-evaluate the adequacy of our allowance for loan losses at least quarterly.

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
June 30, 2011
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

Other Investments

Other investments included a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial reporting purposes. At December 31, 2010, the GIC had been drawn down completely to cover credit losses and principal reductions on the referenced securities. We accounted for this investment at its estimated fair value. Changes in fair value were reported through our consolidated statements of income through market valuation adjustments, net. Interest income was reported through our consolidated statements of income through interest income, other investments. This GIC represented a deposit certificate issued by a rated investment bank and serves as collateral to cover realized losses on credit default swaps (CDS) entered into by this same Acacia entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At June 30, 2011, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in Acacia or Sequoia securitization entities prior to the payments on or redemptions of outstanding ABS issued, or in the Fund prior to distributions to limited partners. At June 30, 2011, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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
June 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Risk Management Derivatives

Risk management derivatives that we currently utilize include interest rate swaps and caps. Interest rate swaps are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows; or, (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

Other risk management derivatives we currently utilize include “To Be Announced” (TBA) contracts and financial futures contracts such as Eurodollar futures and Treasury futures. TBA contracts are forward commitments to purchase agency mortgage-backed securities to be issued in the future. Financial futures are futures contracts on short-term benchmark interest rates. We purchase or sell these hedging instruments to offset — to varying degrees — changes in the values of mortgage products for which we have exposure.

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

Other Assets

Other assets include REO, derivative margin receivables, fixed assets, principal receivable, and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of market valuation adjustments, net. Derivative margin receivables reflect cash collateral Redwood has posted with our various derivative counterparties as required to satisfy the minimum margin requirements.

See Note 10 for further discussion on other assets.

Short-Term Debt

Short-term debt includes master repurchase agreements, bank borrowings, and other forms of collateralized borrowings that expire within one year with various counterparties. These facilities may be unsecured or collateralized by cash, loans, or securities.

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

Asset-Backed Securities Issued — Sequoia and Acacia

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia and Acacia assets are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

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
June 30, 2011
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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time, an employee becomes increasingly vested in both prior and new matching contributions.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We adopted ASU 2011-02 in the second quarter of 2011. At June 30, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses and are now impaired under ASC 310-10-35 was $2.8 million, and the allowance for loan losses associated with those receivable, on a basis of current evaluation of loss, was $0.3 million at June 30, 2011. For additional disclosures related to TDRs, see Note 7.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU converges fair value measurement and disclosure guidance in U.S. GAAP with the guidance concurrently issued by the International Accounting Standards Board. While the amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply, they do generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. This ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. ASU 2011-04 may increase our disclosures related to fair value measurements, but will not have an effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The ASU eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity and requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. Upon adoption of this ASU, our financial statement presentation will change.

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
June 30, 2011
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

Assets and Liabilities of Consolidated VIEs at June 30, 2011

(Dollars in thousands)	Sequoia Entities	Acacia Entities	The Fund	Total
Real estate loans	$3,654,932	$12,698	$—	$3,667,630
Real estate securities	—	276,527	—	276,527
Other investments	—	—	—	—
Other assets	21,991	37,113	5,103	64,207
Total Assets	$3,676,923	$326,338	$5,103	$4,008,364
Asset-backed securities	$3,566,001	$273,325	$—	$3,839,326
Other liabilities	4,621	68,991	20	73,632
Total Liabilities	$3,570,622	$342,316	$20	$3,912,958
Noncontrolling interest	$—	$—	$2,106	$2,106
Number of VIEs	38	10	1	49

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. In April 2010 and March 2011, we sponsored residential jumbo mortgage securitizations through our Sequoia program of $238 million and $295 million, respectively. We recorded the assets and liabilities of these entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Additionally, we determined that we are the primary beneficiary of these VIEs as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of these entities and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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

We consolidate the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we are the primary beneficiary of this VIE. Our ongoing asset management responsibilities provide us with the power to direct the activities that most significantly impact the Fund’s economic performance, and our general and limited partnership interests provide us with the obligation to absorb losses or the right to receive benefits that are significant. In the second quarter of 2011, the Fund sold all of its remaining investments. All partners will receive final distributions in the third quarter of 2011, upon which we will proceed with dissolution of the Fund.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

Analysis of Non-Consolidated VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of Redwood’s interest in third-party VIEs at June 30, 2011, grouped by collateral type and ownership interest.

Third-Party VIE Summary

June 30, 2011 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$593,350	95
Re-REMIC	77,575	7
Subordinate	82,881	186
Commercial	5,865	10
CDO	1,403	9
Total Third-party Real Estate Securities	$761,074	307

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
June 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real estate loans (held-for-investment)
Residential loans – securitized	$3,654,932	$3,262,580	$3,542,158	$3,114,288
Residential loans – unsecuritized	203,465	207,086	253,082	253,052
Commercial loans – unsecuritized	71,168	71,200	30,536	30,887
Real estate loans (held-for-sale)	1,836	1,836	1,855	1,855
Commercial real estate loans (fair value)	12,698	12,698	19,850	19,850
Trading securities	296,978	296,978	329,717	329,717
Available-for-sale securities	740,623	740,623	825,119	825,119
Cash and cash equivalents	79,977	79,977	46,937	46,937
Derivative assets	4,013	4,013	8,051	8,051
Restricted cash	35,673	35,673	24,524	24,524
Accrued interest receivable	13,690	13,690	13,782	13,782
REO (included in other assets)	9,880	9,880	14,481	14,481
Liabilities
Short-term debt	40,891	40,891	44,137	44,137
Accrued interest payable	6,422	6,422	5,930	5,930
Derivative liabilities	82,639	82,639	83,115	83,115
ABS issued
ABS issued – Sequoia	3,566,001	3,085,586	3,458,501	2,959,997
ABS issued – Acacia	273,325	273,325	303,077	303,077
Total ABS issued	3,839,326	3,358,911	3,761,578	3,263,074
Long-term debt	139,500	78,120	139,500	75,330

We did not elect the fair value option for any financial instruments that we acquired in the first six months of 2011. We have elected the fair value option for all of the commercial loans, trading securities, and ABS issued at Acacia, as well as certain residential securities and CDOs at Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheet on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011

June 30, 2011 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Commercial real estate loans	$12,698	$—	$—	$12,698
Trading securities	296,978	—	—	296,978
Available-for-sale securities	740,623	—	—	740,623
Derivative assets	4,013	276	3,737	—
Liabilities
Derivative liabilities	82,639	1,425	81,214	—
ABS issued – Acacia	273,325	—	—	273,325

The following table presents additional information about Level 3 assets and liabilities for the six months ended June 30, 2011.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Commercial Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	ABS Issued – Acacia
Beginning balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$303,077
Principal paydowns	(8,694)	(30,261)	(58,416)	—	(42,873)
Gains in net income, net	1,542	10,322	19,064	—	6,757
Losses in OCI, net	—	—	(28,170)	—	—
Acquisitions	—	—	46,498	—	—
Sales	—	(13,035)	(63,525)	—	—
Other settlements, net	—	235	53	(1)	6,364
Ending Balance – June 30, 2011	$12,698	$296,978	$740,623	$—	$273,325

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at June 30, 2011 and 2010. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2011 and 2010 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2011 and 2010 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Assets
Real estate loans	$1,323	$2,978	$1,542	$7,344
Trading securities	(9,557)	5,042	1,070	17,364
Available-for-sale securities	(1,466)	(4,216)	(2,469)	(6,134)
Derivative assets	—	15	—	(5)
Liabilities
Derivative liabilities	—	49	—	109
ABS issued – Acacia	17,380	11,257	(6,757)	6,004

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at June 30, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2011

					Gain (Loss)
	Carrying Value	Fair Value Measurements Using			Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$1,836	$—	$—	$1,836	$8	$11
REO	9,880	—	—	9,880	(244)	(1,162)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Assets
Real estate loans (fair value)	$1,323	$2,978	$1,542	$7,344
Real estate loans (held-for-sale)	8	296	11	176
Trading securities	(9,594)	6,330	10,322	18,479
REO	(244)	(1,285)	(1,162)	(1,359)
Impairments on AFS securities	(1,466)	(4,216)	(4,088)	(6,162)
Liabilities
ABS issued – Acacia	17,380	11,257	(6,757)	6,004
Derivative instruments, net	(18,554)	(22,485)	(16,755)	(42,844)
Market Valuation Adjustments, Net	$(11,147)	$(7,125)	$(16,887)	$(18,362)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Real estate loans
•	Residential real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3).
•	Commercial real estate loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3). The availability of market quotes for all of our commercial loans is limited. Any changes in fair value are primarily a result of instrument specific credit risk.
•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For June 30, 2011, we received dealer marks on 83% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 3% lower (i.e., more conservative) than the aggregate dealer marks.
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets when

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

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
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia and Acacia programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For June 30, 2011, we received dealer marks on 95% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 7% higher (i.e., more conservative) than the aggregate dealer marks.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

Note 6. Real Estate Loans

We invest in residential real estate loans that we acquire from third-party originators and commercial loans that we originate or acquire from third-party originators. These loans are financed through the Sequoia and Acacia entities that we sponsor or with equity and long-term debt. We do not currently service any residential loans. Commercial loans originated by our subsidiary, Redwood Commercial Mortgage Corporation, in 2010 and 2011 and held-for-investment are currently serviced by us.

The following table summarizes the classifications and carrying value of the residential and commercial real estate loans recorded on our consolidated balance sheets at June 30, 2011 and December 31, 2010.

June 30, 2011 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$1,836	$—	$—	$1,836
Held-for-investment	203,465	3,654,932	—	3,858,397
Total residential real estate loans	205,301	3,654,932	—	3,860,233
Commercial real estate loans
Fair value	—	—	12,698	12,698
Held-for-investment	71,168	—	—	71,168
Total commercial real estate loans	71,168	—	12,698	83,866
Total Real Estate Loans	$276,469	$3,654,932	$12,698	$3,944,099

December 31, 2010 (In Thousands)	Redwood	Sequoia	Acacia	Total Loans
Residential real estate loans
Held-for-sale	$1,855	$—	$—	$1,855
Held-for-investment	253,081	3,542,159	—	3,795,240
Total residential real estate loans	254,936	3,542,159	—	3,797,095
Commercial real estate loans
Fair value	—	—	19,850	19,850
Held-for-investment	30,536	—	—	30,536
Total commercial real estate loans	30,536	—	19,850	50,386
Total Real Estate Loans	$285,472	$3,542,159	$19,850	$3,847,481

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 6. Real Estate Loans  – (continued)

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity and long-term debt. At both June 30, 2011 and December 31, 2010, there were eleven residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Real Estate Loans Held-for-Investment

During the six months ended June 30, 2011, we purchased $254 million of residential loans in connection with our Sequoia securitization program.

The following table provides additional information on residential real estate loans held-for-investment at June 30, 2011 and December 31, 2010.

(In Thousands)	June 30, 2011	December 31, 2010
Principal value	$3,882,603	$3,815,273
Unamortized premium, net	38,100	42,399
Recorded investment	3,920,703	3,857,672
Allowance for loan losses	(62,306)	(62,432)
Carrying Value	$3,858,397	$3,795,240

Of the $3.9 billion of principal value and $38 million of unamortized premium on loans held-for-investment at June 30, 2011, $1.6 billion of principal value and $25 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the first six months of 2011, 4% of these residential loans prepaid and we amortized 9% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.3 billion and the unamortized premium was $13 million. During the first six months of 2011, 5% of these loans prepaid and we amortized 7% of the premium.

Of the $3.8 billion of principal value and $42 million of unamortized premium on loans held-for-investment at December 31, 2010, $1.7 billion of principal value and $28 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal value was $2.1 billion and the unamortized premium was $15 million.

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At June 30, 2011, there were three commercial real estate loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $13 million. At December 31, 2010, there were four commercial real estate loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $20 million.

Commercial Real Estate Loans Held-for-Investment

During the three months ended June 30, 2011, we originated or acquired three commercial real estate loans with an outstanding principal balance of $29 million. At June 30, 2011, there were nine commercial real estate loans held-for-investment (one of which was purchased prior to 2010) with an outstanding principal value of $72 million and a carrying value of $71 million. At December 31, 2010, there were four commercial real estate loans held-for-investment with an outstanding principal value and carrying value of $31 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 7. Allowance for Loan Losses

Allowance for Loan Losses on Residential Loans

For residential real estate loans held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment that includes pools of residential loans owned at Sequoia securitization entities, and a component for loans individually evaluated for impairment that includes modified residential loans from Sequoia entities that have been determined to be troubled debt restructurings.

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Balance at beginning of period	$62,922	$61,169	$62,432	$54,220
Charge-offs, net	(2,197)	(4,012)	(4,515)	(6,539)
Provision for loan losses	1,581	4,321	4,389	13,797
Balance at End of Period	$62,306	$61,478	$62,306	$61,478

During the three months ended June 30, 2011 and 2010, there were $2 million and $4 million of charge-offs, respectively, in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $7 million and $13 million of defaulted loan principal, respectively. During the six months ended June 30, 2011 and 2010, there were $5 million and $7 million of charge-offs, respectively, in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $15 million and $21 million of defaulted loan principal, respectively. As of June 30, 2011 and December 31, 2010, we did not record any interest income on individually impaired loans.

Loans Collectively Evaluated for Impairment

We collectively evaluate most of our residential loans for impairment based on the characteristics of the loan pools underlying the securitization entities that own the loans. These characteristics, which include loan product types, credit characteristics, and origination years, are what management primarily uses to establish the allowance for residential loans. The collective analysis is further divided into two segments. The first segment reflects our estimate of losses on delinquent loans within each loan pool. These loss estimates are determined by applying the loss factors described in Note 3 to the delinquent loans, including our expectations of the timing of defaults and the loss severities we expect once defaults occur. The second segment relates to our estimate of losses incurred on nondelinquent loans within each loan pool. This estimate is based on losses we expect to realize over a 23 month loss confirmation period, which is based on our historical loss experience as well as consideration of the loss factors described in Note 3.

The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2011 and December 31, 2010.

(In Thousands)	June 30, 2011	December 31, 2010
Unpaid principal balance	$3,870,056	$3,801,921
Recorded investment	3,908,849	3,844,372
Related allowance	58,558	57,804

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

The following table shows the recorded investment in residential loans collectively evaluated for impairment at June 30, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2011	$54,843	$20,826	$131,991	$3,701,189	$3,908,849
December 31, 2010	65,708	21,674	133,695	3,623,295	3,844,372

Loans Individually Evaluated for Impairment

The following table summarizes the balances for loans individually evaluated for impairment at June 30, 2011 and December 31, 2010.

(In Thousands)	June 30, 2011	December 31, 2010
Unpaid principal balance	$12,547	$13,352
Recorded investment	11,854	13,300
Related allowance	3,748	4,628
Average recorded investment for the three months ended	12,199	13,014

The following table shows the recorded investment in residential loans individually evaluated for impairment at June 30, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2011	$1,031	$709	$804	$9,310	$11,854
December 31, 2010	2,604	—	1,046	9,650	13,300

Credit Characteristics of Residential Loans Held-for-Investment

As a percent of total recorded investment, 99% of residential loans held-for-investment on our balance sheet at June 30, 2011, were first lien, predominately prime quality loans, at the time of origination. The remaining 1% of loans at June 30, 2011 were second lien, home equity lines of credit. The weighted average original loan-to-value (LTV) for our residential loans held-for-investment outstanding at June 30, 2011, was 66%. The weighted average Fair Isaac Corporation (FICO) score for the borrowers of these loans (at origination) was 736.

Due to the uniform product and credit characteristics of our residential loans, we consider the year of origination to be a general indicator of credit performance. The following table displays the recorded investment and year of origination for residential loans recorded on our consolidated balance sheets at June 30, 2011 and December 31, 2010.

(In Thousands)	June 30, 2011	December 31, 2010
2003 & Earlier	$1,851,493	$1,939,618
2004	1,084,285	1,116,358
2005	131,794	136,481
2006	189,212	191,945
2007	68,687	75,136
2008	—	—
2009	169,817	189,355
2010	303,517	208,779
2011	121,898	—
Total Recorded Investment	$3,920,703	$3,857,672

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 7. Allowance for Loan Losses  – (continued)

Allowance for Loan Losses on Commercial Loans

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses on an individual basis for those loans we have determined to be impaired as of the reporting date. At June 30, 2011 and December 31, 2010, there were no delinquent or impaired commercial loans.

Of the $71 million recorded investment in commercial loans held-for-investment at June 30, 2011, 57% were originated in 2011 and 43% were originated in 2010. Of the $31 million of recorded investment in commercial loans held-for-investment at December 31, 2010, 99% were originated in the fourth quarter of 2010 and 1% were originated in 2004.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at June 30, 2011 and December 31, 2010.

June 30, 2011 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$753,806	$—	$213,755	$967,561
Commercial	5,865	—	42,274	48,139
CDO	1,403	—	20,498	21,901
Total Real Estate Securities	$761,074	$—	$276,527	$1,037,601

December 31, 2010 (In Thousands)	Redwood	The Fund	Acacia	Total Securities
Residential	$814,683	$19,011	$248,494	$1,082,188
Commercial	7,496	—	43,828	51,324
CDO	1,038	4,245	16,041	21,324
Total Real Estate Securities	$823,217	$23,256	$308,363	$1,154,836

At June 30, 2011, there were $4 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents our securities by accounting classification, collateral type, and ownership entity at June 30, 2011 and December 31, 2010.

June 30, 2011 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$3,645	$3,645	$285,946	$—	$285,946
Residential non-prime	18,686	104,110	122,796	288,718	—	288,718
Commercial	—	11,405	11,405	—	—	—
Total Senior Securities	18,686	119,160	137,846	574,664	—	574,664
Re-REMIC Securities	—	—	—	77,575	—	77,575
Subordinate Securities
Residential prime	302	40,236	40,538	71,543	—	71,543
Residential non-prime	160	65,764	65,924	10,876	—	10,876
Commercial	—	30,869	30,869	5,865	—	5,865
CDO	1,303	20,498	21,801	100	—	100
Total Subordinate Securities	1,765	157,367	159,132	88,384	—	88,384
Total Real Estate Securities	$20,451	$276,527	$296,978	$740,623	$—	$740,623

December 31, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,412	$4,412	$315,891	$—	$315,891
Residential non-prime	19,742	117,623	137,365	326,365	12,915	339,280
Commercial	—	11,000	11,000	—	—	—
Total Senior Securities	19,742	133,035	152,777	642,256	12,915	655,171
Re-REMIC Securities	—	—	—	85,077	—	85,077
Subordinate Securities
Residential prime	386	49,620	50,006	53,846	—	53,846
Residential non-prime	188	76,839	77,027	13,188	6,096	19,284
Commercial	—	32,828	32,828	7,496	—	7,496
CDO	1,038	16,041	17,079	—	4,245	4,245
Total Subordinate Securities	1,612	175,328	176,940	74,530	10,341	84,871
Total Real Estate Securities	$21,354	$308,363	$329,717	$801,863	$23,256	$825,119

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

impaired credit histories (while exhibiting the ability to repay their loans). Regardless of whether or not the loans backing a mortgage-backed security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

We elected the fair value option for certain securities at Redwood and the Acacia entities, now classified as trading securities. The unpaid principal balance of these trading securities was $1.2 billion and $2.1 billion at June 30, 2011 and December 31, 2010, respectively.

AFS Securities

We often purchase AFS securities at a discount to their outstanding principal values. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we generally do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of principal face that we do not expect to receive and will not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2011 and December 31, 2010.

June 30, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,111,215	$58,128	$11,863	$1,181,206
Credit reserve	(240,899)	(48,987)	(10,780)	(300,666)
Net unamortized discount	(243,662)	(4,362)	(1,083)	(249,107)
Amortized cost	626,654	4,779	—	631,433
Gross unrealized gains	121,524	1,928	100	123,552
Gross unrealized losses	(13,520)	(842)	—	(14,362)
Carrying Value	$734,658	$5,865	$100	$740,623

December 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Current face	$1,257,601	$89,103	$89,476	$1,436,180
Credit reserve	(297,849)	(76,979)	(88,394)	(463,222)
Net unamortized (discount) premium	(291,093)	(5,591)	11,485	(285,199)
Amortized cost	668,659	6,533	12,567	687,759
Gross unrealized gains	153,125	1,604	—	154,729
Gross unrealized losses	(8,406)	(641)	(8,322)	(17,369)
Carrying Value	$813,378	$7,496	$4,245	$825,119

The following table presents the changes for the three and six months ended June 30, 2011, of the unamortized discount and designated credit reserves on AFS securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended June 30, 2011 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance – March 31, 2011	$280,478	$259,469	$64,717	$4,784	$29,505	$520
Amortization of net (discount) premium	—	(10,497)	—	(33)	—	18
Realized credit losses	(34,091)	—	(16,655)	—	—	—
Acquisitions	28	9,112	—	—	—	—
Sales, calls, other	(11,543)	(9,324)	—	—	(18,751)	571
Impairments	929	—	536	—	—	—
Transfers to (release of) credit reserves	5,098	(5,098)	389	(389)	26	(26)
Ending Balance – June 30, 2011	$240,899	$243,662	$48,987	$4,362	$10,780	$1,083

Six Months Ended June 30, 2011 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
Beginning balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)
Amortization of net discount	—	(22,464)	—	(69)	—	(85)
Realized credit losses	(56,265)	—	(25,952)	—	(3,005)	—
Acquisitions	1,176	11,601	—	—	—	—
Sales, calls, other	(20,188)	(20,877)	(2,653)	(1,439)	(74,662)	12,146
Impairments	2,636	—	892	—	560	—
Transfers to (release of) credit reserves	15,691	(15,691)	(279)	279	(507)	507
Ending Balance – June 30, 2011	$240,899	$243,662	$48,987	$4,362	$10,780	$1,083

The loans underlying our residential subordinate securities totaled $31 billion at June 30, 2011. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2011 were 5.65% of current principal balances. The loans underlying our commercial subordinate securities totaled $19 billion at June 30, 2011, and consist primarily of office (31%), retail (34%), and multifamily (12%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at June 30, 2011 were 6.0% of current principal balances.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

AFS Securities with Unrealized Losses

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position at June 30, 2011 and December, 31 2010.

June 30, 2011 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$133,317	$(4,100)	$129,217	$61,687	$(9,420)	$52,267
Commercial	267	(79)	188	2,226	(763)	1,463
CDO	—	—	—	—	—	—
Total Securities	$133,584	$(4,179)	$129,405	$63,913	$(10,183)	$53,730

December 31, 2010 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value	Total Amortized Cost	Gross Unrealized Losses	Total Fair Value
Residential	$104,154	$(1,628)	$102,526	$26,374	$(6,778)	$19,596
Commercial	2,134	(257)	1,877	1,728	(384)	1,344
CDO	—	—	—	12,567	(8,322)	4,245
Total Securities	$106,288	$(1,885)	$104,403	$40,669	$(15,484)	$25,185

At June 30, 2011, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 449 AFS securities, of which 89 were in an unrealized loss position and 28 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2010, our consolidated balance sheet included 509 AFS securities, of which 80 were in a continuous unrealized loss position, of which 46 were in a continuous unrealized loss position for twelve consecutive months or longer.

Of the total unrealized losses at June 30, 2011, none related to securities owned at the Fund. At December 31, 2010, $10 million of unrealized losses related to securities owned at the Fund and the remaining unrealized losses related to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at June 30, 2011.

Significant Valuation Assumptions

Range for Securities
June 30, 2011	Prime	Non-prime	Commercial
Prepayment rates	4 – 15%	1 – 8%	N/A
Loss severity	14 – 57%	22 – 57%	33 – 50%
Projected losses	0 – 26%	1 – 39%	2 – 7%

The credit component of OTTI is recognized through our consolidated statement of income as a component of market valuation adjustments, net, while the non-credit component of OTTI is to accumulated other comprehensive income, a component of equity. Total credit OTTI for the three and six months ended June 30, 2011 was $1 million and $4 million, respectively. Total non-credit OTTI for the three and six months

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

ended June 30, 2011 was $1 million and $2 million, respectively. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at June 30, 2011 and 2010.

Activity of Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Balance at beginning of period	$100,948	$143,116	$121,016	$146,454
Additions
Initial credit impairments	449	213	463	303
Subsequent credit impairments	754	3,143	935	4,439
Reductions
Securities sold, or intent to sell	—	(5,113)	(12,317)	(5,113)
Securities matured, called, or fully written down	(12,132)	(9,329)	(20,078)	(14,053)
Balance at End of Period	$90,019	$132,030	$90,019	$132,030

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

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains on sales and calls, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Gross realized gains – sales	$5,351	$17,670	$12,665	$56,524
Gross realized gains – calls	401	—	533	—
Gross realized losses – sales	(165)	(1,859)	(3,523)	(3,335)
Gross realized losses – calls	—	—	(223)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$5,587	$15,811	$9,452	$53,189

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments

The following table presents the aggregate fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at June 30, 2011 and December 31, 2010. The derivatives held at Acacia entities are not assets or obligations of Redwood.

June 30, 2011 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$806	$5,796	$806	$5,796
TBAs	274	69,000	—	—	274	69,000
Futures	2	44,000	—	—	2	44,000
Interest rate caps purchased	—	—	2,931	705,400	2,931	705,400
Total Assets	276	113,000	3,737	711,196	4,013	824,196
Liabilities – Cash Flow Hedges
Interest rate swaps	(13,823)	165,000	—	—	(13,823)	165,000
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,624)	89,500	(65,766)	612,746	(67,390)	702,246
TBAs	(1,036)	56,000	—	—	(1,036)	56,000
Futures	(390)	568,000	—	—	(390)	568,000
Total Liabilities	(16,873)	878,500	(65,766)	612,746	(82,639)	1,491,246
Total Derivative Financial Instruments, Net	$(16,597)	$991,500	$(62,029)	$1,323,942	$(78,626)	$2,315,442

	Redwood		Acacia		Total
December 31, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$175	$44,000	$813	$18,037	$988	$62,037
TBAs	348	35,000	—	—	348	35,000
Futures	703	433,000	—	—	703	433,000
Interest rate caps purchased	—	—	6,012	703,400	6,012	703,400
Total Assets	1,226	512,000	6,825	721,437	8,051	1,233,437
Liabilities – Cash Flow Hedges
Interest rate swaps	(11,449)	155,500	—	—	(11,449)	155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,283)	26,000	(69,373)	663,604	(70,656)	689,604
TBAs	(951)	124,000	—	—	(951)	124,000
Futures	(59)	225,000	—	—	(59)	225,000
Total Liabilities	(13,742)	530,500	(69,373)	663,604	(83,115)	1,194,104
Total Derivative Financial Instruments, Net	$(12,516)	$1,042,500	$(62,548)	$1,385,041	$(75,064)	$2,427,541

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

Risk Management Derivatives

To offset — to varying degrees — the changes in the value of mortgage products to which we have exposure, we may enter into interest rate agreements, TBA contracts, and Eurodollar futures contracts. (Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required resulting in a stated notional amount higher than would be needed with our other derivatives.) We account for our risk management derivatives as trading instruments, and record any changes in value (including any associated interest income or expense) in our consolidated statements of income through market valuation adjustments, net.

Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage risks associated with residential loans we own or plan to acquire and securitize, and commercial loans we invest in, at June 30, 2011, we were party to interest rate agreements with an aggregate notional amount of $89 million, TBA contracts sold with a notional amount of $125 million, and financial futures with an aggregate notional amount of $612 million. Net negative market valuation adjustments on these derivatives were $5 million and $2 million for the three and six months ended June 30, 2011, respectively.

Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $13 million and negative $21 million for the three months ended June 30, 2011 and 2010, respectively. Net valuation adjustments on interest rate agreements at Acacia were negative $14 million and negative $41 million for the six months ended June 30, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. For the three and six months ended June 30, 2011, these hedges decreased in value by $5 million and $2 million, respectively, which was recorded as a decrease to accumulated other comprehensive income, a component of equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $29 million at both June 30, 2011 and December 31, 2010. For both the three months ended June 30, 2011 and 2010 we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the six months ended June 30, 2011 and 2010, we reclassified $2 million of unrealized losses on derivatives to interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

The following table illustrates the impact on interest income (expense) of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2011 and 2010.

Impact on Interest Income (Expense) of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net interest expense on cash flow interest rate agreements	$(1,628)	$(1,036)	$(3,166)	$(1,036)
Realized net expense due to net ineffective portion of hedges	(12)	(26)	(13)	(26)
Realized net losses reclassified from other comprehensive income	(1,080)	(1,051)	(2,144)	(1,546)
Total Interest Expense	$(2,720)	$(2,113)	$(5,323)	$(2,608)

Credit Derivatives

At June 30, 2011 and December 31, 2010, we had no outstanding CDS contracts or obligations. During the six months ended June 30, 2010, the reference securities underlying our CDS experienced principal losses and corresponding obligations of $17 million.

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

At June 30, 2011, Redwood had outstanding derivative agreements with eight bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At June 30, 2011, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 10. Other Assets

Other assets at June 30, 2011 and December 31, 2010, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2011	December 31, 2010
REO	$9,880	$14,481
Fixed assets and leasehold improvements	3,221	3,692
Derivative margin posted, net	23,913	16,233
Investment receivable	832	883
Income tax receivables	4,737	1,243
Prepaid expenses	722	1,973
Other	158	157
Total Other Assets	$43,463	$38,662

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at June 30, 2011 was $10 million, which includes the net effect of $6 million related to transfers into REO during the first six months of 2011, offset by $10 million of REO liquidations and less than $1 million of negative market valuation adjustments. At June 30, 2011, there were 66 REO properties recorded on our balance sheet, of which 64 were owned at Sequoia and two were owned at Redwood. At December 31, 2010, there were 83 REO properties recorded on our balance sheet, of which 81 were owned at Sequoia and two were owned at Redwood. Properties located in Michigan, Georgia, Ohio, and California accounted for 52% of our REO properties at June 30, 2011.

Derivative margin posted, net, was $24 million at June 30, 2011, resulting from margin calls from our swap counterparties that required us to post collateral.

Note 11. Short-term Debt

At June 30, 2011, we had short-term debt outstanding of $41 million. This debt matured and was repaid in July 2011. For the six months ended June 30, 2011, the average balance of short-term debt outstanding was $25 million, with a weighted average interest rate of 1.52%. At June 30, 2011, Redwood had a master repurchase agreement with one counterparty, and we were in compliance with the covenants under this agreement. At December 31, 2010, we had short-term debt outstanding of $44 million, which was repaid in March 2011.

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

In March 2011, Redwood securitized $295 million of loans through our Sequoia program, with $281 million of ABS issued to third-parties. The components of ABS issued by consolidated securitization entities we sponsored at June 30, 2011 and December 31, 2010, along with other selected information, are summarized in the following table.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

Asset-Backed Securities Issued

	June 30, 2011			December 31, 2010
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Certificates with principal value	$3,561,931	$2,917,906	$6,479,837	$3,445,882	$2,956,657	$6,402,539
Interest-only certificates	9,922	—	9,922	15,587	—	15,587
Unamortized premium	1,470	—	1,470	1,726	—	1,726
Unamortized discount	(7,322)	—	(7,322)	(4,694)	—	(4,694)
Fair value adjustment, net	—	(2,644,581)	(2,644,581)	—	(2,653,580)	(2,653,580)
Total ABS Issued	$3,566,001	$273,325	$3,839,326	$3,458,501	$303,077	$3,761,578
Range of weighted average interest rates, by series	0.38% to 4.14%	0.76% to 1.89%		0.45% to 4.40%	0.76% to 1.88%
Stated maturities	2014 – 2047	2039 – 2052		2014 – 2047	2039 – 2052
Number of series	38	10		37	10

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. At June 30, 2011, $3.79 billion of ABS issued ($6.43 billion principal value) had contractual maturities of over five years and $52 million of ABS issued ($52 million principal value) had contractual maturities of one to five years. Amortization of Sequoia deferred ABS issuance costs was $1 million for both the six months ended June 30, 2011 and 2010.

The following table summarizes the accrued interest payable on ABS issued at June 30, 2011 and December 31, 2010. Interest due on Sequoia ABS issued is settled monthly and interest due on Acacia ABS issued is settled quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2011	December 31, 2010
Sequoia	$3,017	$2,356
Acacia	2,792	2,911
Total Accrued Interest Payable on ABS Issued	$5,809	$5,267

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2011 and December 31, 2010.

Collateral for Asset-Backed Securities Issued

	June 30, 2011			December 31, 2010
(In Thousands)	Sequoia	Acacia	Total	Sequoia	Acacia	Total
Real estate loans	$3,654,932	$12,698	$3,667,630	$3,542,159	$19,850	$3,562,009
Real estate securities	—	293,308	293,308	—	327,919	327,919
REO	9,678	—	9,678	14,241	—	14,241
Restricted cash	283	30,287	30,570	331	21,790	22,121
Accrued interest receivable	6,824	2,352	9,176	6,264	2,735	8,999
Total Collateral for ABS Issued	$3,671,717	$338,645	$4,010,362	$3,562,995	$372,294	$3,935,289

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.61% and 3.28% for the six months ended June 30, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred ABS issuance costs, our trust preferred securities yielded 6.86% for the six months ended June 30, 2011. The earliest optional redemption date without penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.61% and 3.28% for the six months ended June 30, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred ABS issuance costs, our subordinated notes yielded 6.86% for the six months ended June 30, 2011. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both June 30, 2011 and December 31, 2010, the accrued interest payable balance on long-term Redwood debt was less than $1 million. There are no financial covenants associated with our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At June 30, 2011, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. The majority of the future lease obligations relates to operating leases for our executive office that expire in 2013 and 2018. The total payments required under these leases are recognized as office rent expense on a straight-line basis over the lease terms. Operating lease expense was less than $1 million for both the six months ended June 30, 2011 and 2010.

The following table presents our future lease commitments at June 30, 2011.

Future Lease Commitments by Year

(In Thousands)	June 30, 2011
2011 (six months)	$971
2012	1,882
2013	1,439
2014	1,132
2015	1,166
2016 and thereafter	2,954
Total	$9,544

Leasehold improvements for our offices are amortized into expense over the ten-year lease term, expiring in 2013. The unamortized leasehold improvement balance was $2 million and $3 million, respectively, at June 30, 2011 and December 31, 2010.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, the case was removed to the United States District Court for the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB-Seattle moved to remand the case to state court on March 11, 2010. On June 10, 2010, the FHLB-Seattle filed an amended complaint in the District Court. On September 1, 2010, the District Court remanded the case to Washington state court. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed, in Washington State Superior Court, motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On June 23, 2011, the Washington State Superior Court ruled on most aspects of the FHLB-Seattle Defendants’ motions to dismiss. Though some grounds for dismissal remain pending, the Court has granted dismissal of the allegations relating to occupancy status and denied other grounds for dismissal. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $30 million. We believe that this claim is without merit and we intend to defend the action vigorously. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a case filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

2010, Schwab filed a motion to remand the matter to state court, which motion was granted on February 23, 2011. The Schwab Defendants have not yet responded to the complaint. The Sequoia RMBS that is the subject of Schwab’s cause of action was issued with an original principal amount of approximately $14.8 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $3.3 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (FHLB-Chicago). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a case in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law N.C.G.S.A. § 78A-8(2) & § 78A-56(a)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $45 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $164 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood indemnified the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated (as is the case for each of the above-referenced litigation matters), FASB guidance on accounting for contingencies provides that an estimate of possible loss or range of loss be disclosed unless such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate, our belief that these litigations are without merit, and our intent to defend these actions vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters, which rights and obligations could offset or increase our losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and six months ended June 30, 2011.

Stockholders’ Equity

(In Thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$1,074,811	$1,064,753
Other changes in equity, net	1,987	4,231
Unrealized gains on securities and derivatives, net	(41,491)	(31,718)
Distributions to shareholders	(20,236)	(40,360)
Net income attributable to Redwood Trust, Inc.	9,439	27,604
Balance at End of Period	$1,024,510	$1,024,510

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income at June 30, 2011 and December 31, 2010.

(In Thousands)	June 30, 2011	December 31, 2010
Net unrealized gains on real estate securities	$109,190	$137,360
Less: Unrealized losses attributable to noncontrolling interest	—	(4,164)
Net unrealized gains on real estate securities recognized in equity	109,190	141,524
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(28,569)	(29,185)
Total Accumulated Other Comprehensive Income	$80,621	$112,339

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 15. Equity  – (continued)

Noncontrolling Interest

Of the total equity recorded on our consolidated balance sheet at June 30, 2011, and December 31, 2010, $2 million and $11 million, respectively, is noncontrolling interest. Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third-parties. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding.

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2011 and 2010.

Basic and Diluted Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Basic Earnings Per Common Share:
Net income attributable to Redwood	$9,439	$28,601	$27,604	$75,444
Less: Dividends and undistributed earnings allocated to participating securities	192	795	729	2,111
Net income allocated to common shareholders	$9,247	$27,806	$26,875	$73,333
Basic weighted average common shares outstanding	78,324,057	77,800,642	78,176,767	77,739,279
Basic Earnings Per Common Share	$0.12	$0.36	$0.34	$0.94
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$9,439	$28,601	$27,604	$75,444
Less: Dividends and undistributed earnings allocated to participating securities	343	685	922	1,710
Net income allocated to common shareholders	$9,096	$27,916	$26,682	$73,734
Basic weighted average common shares outstanding	78,324,057	77,800,642	78,176,767	77,739,279
Net effect of dilutive equity awards	1,153,447	1,051,617	1,248,593	922,363
Diluted weighted average common shares outstanding	79,477,504	78,852,259	79,425,360	78,661,642
Diluted Earnings Per Common Share	$0.11	$0.35	$0.34	$0.94

For the three and six months ended June 30, 2011, there were 1,153,447 and 1,248,593, respectively, of dilutive equity awards determined under the two-class method. For the three and six months ended June 30, 2010, there were 1,051,617 and 922,363, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three and six months ended June 30, 2011, the number of outstanding equity awards that were antidilutive totaled 686,037 and 675,529, respectively, under the two-class method. For the three and six months ended June 30, 2010, the number of outstanding equity awards that were antidilutive totaled 681,705 and 582,582, respectively, under the two-class method. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 15. Equity  – (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the six months ended June 30, 2011 and 2010, there were no shares acquired under the plan. At June 30, 2011, there remained 4,658,071 shares available for repurchase under this plan.

Note 16. Equity Compensation Plans

At June 30, 2011 and December 31, 2010, 1,182,611 and 1,052,826 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $15 million at June 30, 2011, as shown in the following table.

	Six Months Ended June 30, 2011
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$1,390	$14,420	$3,320	$—	$19,130
Equity grants	—	48	847	—	120	1,015
Equity compensation cost	—	(255)	(3,882)	(569)	(60)	(4,766)
Unrecognized Compensation Cost at End of Period	$—	$1,183	$11,385	$2,751	$60	$15,379

At June 30, 2011, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At June 30, 2011 and December 31, 2010, there were 455,115 and 459,115, respectively, of fully vested stock options outstanding. There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2011.

For the six months ended June 30, 2011, there were no stock options exercised. For both the three and six months ended June 30, 2010, there were 11,500 stock options exercised with an intrinsic value or gain (fair market value less exercise price) of less than $1 million.

Restricted Stock

At June 30, 2011 and December 31, 2010, there were 102,116 and 119,071 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2015. There were no restricted stock awards granted during the three months ended June 30, 2011. There were 1,647 restricted stock awards granted during the six months ended June 30, 2011.

Deferred Stock Units

At June 30, 2011 and December 31, 2010, there were 1,958,431 and 2,351,804, respectively, DSUs outstanding, of which 918,461 and 1,042,341, respectively, had vested. There were 55,206 and 60,167 DSUs granted during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, the number of DSUs distributed to participants in the Executive Deferred Compensation

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

Plan (EDCP) totaled 453,541. Cash distributions to EDCP participants of some of their previously deferred compensation invested and vested matching totaled less than $1 million during both the three and six months ended June 30, 2011.

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the three months ended March 31, 2010, related to the modification of these DSUs. No such equity award modifications occurred during the six months ended June 30, 2011.

Performance Stock Units

At both June 30, 2011 and December 31, 2010, there were 243,754 PSUs outstanding, none of which had vested. These PSUs cliff vest, if at all, on November 30, 2013, the third anniversary of their grant date, with vesting contingent on total stockholder return (change in our common stock price plus dividends paid on our common stock) over the three-year vesting period (Three-Year TSR). The number of underlying shares of our common stock that will vest on November 30, 2013, will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted on November 30, 2010, adjusted (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2011 and December 31, 2010, 134,439 and 121,643 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2011 and 2010 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Fixed compensation expense	$3,797	$3,890	$7,942	$8,080
Variable compensation expense	646	1,303	1,246	3,183
Equity compensation expense	2,707	2,077	4,766	8,136
Total compensation expense	7,150	7,270	13,954	19,399
Systems	1,915	1,734	3,854	3,311
Office costs	1,582	1,783	3,322	3,548
Accounting and legal	908	45	1,544	1,511
Other operating expenses	532	395	926	764
Total Operating Expenses	$12,087	$11,227	$23,600	$28,533

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 18. Taxes

For each of the three and six months ended June 30, 2011 and 2010, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2011 and 2010.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30,
	2011	2010
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable income from GAAP income	(41.1)%	(41.1)%
Effective Tax Rate	0.1%	0.1%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2009, State — years 2005 to 2009) and concluded at June 30, 2011 and December 31, 2010, that we have no material unrecognized tax liabilities.

Note 19. Recent Developments

During July 2011, we transferred $365 million of residential securities (at market value) into a re-securitization trust sponsored by Credit Suisse, and received, as consideration, subordinated securities issued by the trust, as well as net cash proceeds of $243 million. We anticipate consolidating this entity for financial reporting purposes, pending our final interpretation of applicable GAAP pertaining to the transfer of financial assets and consolidation of VIEs. Consolidation of this entity would result in our reporting an additional $245 million of ABS issued, reflecting that for GAAP purposes this transaction represents a secured financing. The Credit Suisse re-securitization trust to which we transferred residential securities is independent of Redwood and its assets and liabilities are not legally owned by and are not obligations of Redwood.

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

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. Through the commercial section of our website, we also disclose information about our origination or acquisition of new commercial real estate loans, generally within five business days of origination or acquisition. We believe that this information may be of interest to investors in Redwood, although we may not always disclose on our website each new commercial loan we originate or acquire (or we may not disclose them on our website within the five business day period described above) due to, among other reasons, confidentiality obligations to the borrowers of those loans. The information on our website is not part of this Quarterly Report on Form 10-Q.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our belief that rebuilding our core residential and commercial businesses of managing, facilitating, and investing in mortgage credit offers the best long-term opportunity to increase earnings and dividends and to build franchise value for our shareholders; (ii) our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential mortgage loans and our statement that we are making steady progress in building relationships with loans sellers and our ability to compete to originate and acquire commercial real estate loans; (iii) our future investment strategy and our ability to find attractive investments and future trends relating to our pace of acquiring or selling assets, including, without limitation, statements relating to our efforts to acquire residential mortgage loans, make commercial real estate investments, and potentially leverage the capital we have invested in commercial real estate investments without taking funding risk; (iv) our plan to acquire the $201 million of residential mortgage loans that, as of the end of the second quarter of 2011, we planned to purchase and our plan to acquire additional residential mortgage loans that we plan in the future to acquire after the end of the second quarter of 2011, including the $198 million of loans we plan to acquire in the future as of July 29, 2011; (v) our belief that our hedging strategy relating to loans acquired for future securitization has worked well in the face of significant interest rate volatility and that we would expect to recover all or a portion of any loss on hedges that relate to mortgage loans we are holding for future securitization over time through higher interest income; (vi) our belief that our loan conduit business and the systems and operational infrastructure we have in place for our loan conduit business can handle a substantially higher volume of business without a significant increase in our cost base and our statement that we believe the scale of the operational infrastructure we have in place will position us well for the future; (vii) future securitization transactions, the timing of the completion of those future securitization transactions, and the number and size of such transactions we expect to complete in 2011 and future periods, which future securitizations may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future securitization transactions and our ability to finance loan acquisitions through the execution of securitization transactions; (viii) our expectation that new Sequoia securitization entities will represent a larger portion of our balance sheet in the future; (ix) our statement that we expect to reverse, through positive adjustments to earnings in future periods $6 million of loan loss reserves that relate to eleven Sequoia securitization entities in future periods upon the retirement or deconsolidation of those entities; (x) our expectations of future levels of our securities purchase and sale activity and our plans to invest our excess capital and our statements relating to the cash flows we expect to receive from our investments in securities; (xi) that we do not anticipate considering raising equity capital financing before 2012, that we do not plan to raise equity capital unless we believe we have attractive investment opportunities that exceed our investment capacity, our estimates of our short-term borrowing capacity, our investment capacity, and our excess capital, our statements regarding our ability to access additional short-term borrowings and to access capital through re-securitization transactions or other forms of debt financing, and our expectation that we will have established a warehouse borrowing facility to finance the acquisition of residential mortgage loans in the next several months; (xii) future market and economic conditions, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses; (xiii) that the size of the jumbo residential mortgage market is potentially vast and could represent an opportunity that exceeds the current capital we have to invest and the potential that regulatory reforms could increase the size of the jumbo mortgage market, our statement that these trends could present a growth opportunity for us and our statements regarding our beliefs about our competitive advantages; (xiv) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations and our belief that the housing market is in the process of forming a bottom and our expectation that housing, in general, will not be a significantly appreciating asset class for several years; (xv) our beliefs about the future direction of commercial real estate fundamentals and statements regarding the competitive landscape for and availability of financing for commercial real estate; (xvi) our estimate that our commercial real estate loan originations are likely to be in the range of $25 million to $50 million per quarter, and statements regarding the future of the CMBS market; (xvii) statements relating to the impact of recent and future legislative and regulatory changes that affect our business, the regulation of securitization transactions, and the mortgage finance markets, the manner in which the reform of the GSEs, including Fannie Mae and Freddie Mac, may take place and the timeline for that reform, and our statements that GSE reform and bank regulatory capital reforms could result in a larger portion of the mortgage market being available to us; (xviii) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate may require changes in the future; (ixx) that we continue to expect interest income to be derived primarily from our senior residential securities and that in future periods we expect our residential and commercial loan businesses to expand and contribute more significantly to interest income; (xx) expectations regarding future interest income, future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; (xxi) our board of directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2011; and (xxii) our expectations relating to tax accounting, including our expectation that we will realize a taxable loss for the full year 2011, and our anticipation of additional credit losses for tax purposes in 2011 and future periods and the level of those losses.

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

Our Business

Redwood invests in, finances, and manages real estate assets. We invest in residential and commercial real estate loans and in securities backed by real estate loans. We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time.

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

Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. For financial reporting purposes, we are required to consolidate the assets of the Fund and the assets and liabilities of many of the Sequoia and Acacia securitization entities we have sponsored.

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

Business Update — Second Quarter 2011

We continue to believe that rebuilding our core residential and commercial businesses of managing, facilitating, and investing in mortgage credit offers the best long-term opportunity to increase earnings and dividends and to build franchise value for our shareholders. We believe that these businesses play to our competitive strengths and the potential market opportunity is large. The time it takes to realize that potential opportunity, however, remains uncertain — especially for our residential mortage loan business.

GAAP earnings for the second quarter of 2011 were $9 million or $0.11 per share, down from $18 million or $0.22 per share reported for the first quarter of 2011. We are not satisfied with these results, which are presented in more detail throughout this quarter’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. While fully investing our excess capital should improve our results going forward, it is not the sole answer to enhancing long-term profitability and growth. We have structured our residential loan business to operate on more volume than has recently been available at the right terms. As a result, our operating costs are high relative to the net revenues we can earn from our invested capital without taking undue risk. Ultimately, we believe the scale of our operating infrastructure will position us to invest more capital and better leverage our cost structure, while continuing to manage risk.

Residential Mortgage Loan Business

We continued to sign up more sellers and expand our residential loan business during the second quarter. We deployed $152 million in capital during the quarter purchasing residential loans. At June 30, 2011, we held $203 million in residential mortgage loans and we had plans to purchase an additional $201 million in residential mortgage loans. By July 29, 2011, the total of loans owned plus those we planned to purchase had risen to $500 million from $404 million at June 30, 2011. We continue to target two additional securitizations in 2011, although this goal seems more challenging than it did a few months ago.

Our residential loan conduit and credit investment businesses are structured to work well together. Our goal for these businesses is to source high-quality loans on an ongoing basis that we can securitize, thereby creating a flow of attractive credit investments for us, and senior investments for investors in AAA-rated securities. To achieve this goal, we believe we need to continue to demonstrate our ability to bring the highest value to borrowers, lenders, and investors. In addition, we need to continue to be recognized as a real and reliable counterparty by loan sellers.

As a result, we have made upfront capital investments in sales and back-office personnel, operational infrastructure, and technology. And even in the current market dominated by government financing, we are making steady progress in building lasting relationships with loan sellers and investors. Furthermore, we believe our loan conduit business can handle substantially higher volume without a significant increase in our cost base. The challenge remains that until we put more capital to work in residential credit investments, the results of our residential loan business will be a drag on earnings.

Residential Portfolio Business

We began the second quarter with a continuation of the trends in the secondary market for residential mortgage securities that had essentially been in place since early 2009: rising prices, improving liquidity, and tightening bid-ask spreads. In fact, the Federal Reserve’s “Maiden Lane” portfolio sales of residential securities acquired during the financial crisis were heralded by most market participants (including us) as a welcome source of supply that would help tighten bid-ask spreads. Our prediction turned out to be wrong. As the quarter unfolded, a steady stream of bad news — domestic economic trends, the end of the Federal Reserve’s second quantitative easing program (QE 2), the looming debt ceiling problem in the United States, and the debt crisis in Europe — contributed to an abrupt turn in market dynamics. Investors pulled back from higher risk securities and bid-ask spreads widened. The trend of consistently higher prices was interrupted in the second quarter of 2011, with RMBS prices falling across the board — with the sharpest declines for the riskiest securities.

We welcome the change in the market — where higher quality securities outperform riskier securities. We were fortunate to have made some select credit risk sales prior to the market turn and to have found selected opportunities to reinvest at more attractive levels as the second quarter unfolded. Specifically, we put $33 million in capital to work adding new securities to our portfolio, while we sold $9 million in securities at Redwood. We continue to feel good about the expected cash flow from the securities we own.

Early in the second quarter, we completed our sales of the remaining Fund positions. We expect to finish our accounting for the Fund and distribute final cash sometime in the third quarter. The Fund did not deliver returns in the range we initially expected, as it was difficult to overcome the decision to launch the Fund in late 2007, which clearly turned out to be poor timing. We feel good that our patience and price discipline in liquidating positions helped us to get nearly 100 cents on the dollar back for the investors in the Fund.

Commercial Loan Business

During the second quarter, we put $29 million of capital to work in three separate commercial real estate loans. Our portfolio of commercial real estate loans consists of $71 million in loans on stabilized multifamily properties, central business district office buildings in major markets, necessity/grocery-anchored retail centers, and hotels with strong brands and operators. We continue to expect to originate in the range of $25 million to $50 million per quarter. Our portfolio has a weighted average maturity of over five years and an average unlevered yield of approximately 10.5%.

Transaction volumes have increased in 2011 for commercial mortgage-backed securities (CMBS) lenders, portfolio lenders, and government-sponsored enterprises (GSEs). Portfolio lenders — including life insurance companies and banks — are posting strong new origination results for targeted assets. The GSEs continue to dominate multi-family lending, though life insurance companies, banks, and now CMBS lenders are making inroads. While most prognosticators continue to expect volumes to expand and CMBS aggregators in particular are staffing up, there are some signs of stress in the market. Late in the second quarter and into July, 2011, increasingly risk-averse investors in CMBS transactions began demanding higher yields and better terms. For instance, in a recently marketed new issue CMBS transaction, investors insisted on increased subordination levels, ignoring the levels that had been set by the rating agencies involved in the transaction. These developments could help reinforce discipline in the marketplace, which would be constructive for commercial property financings over time.

Outlook

We see signs that things are slowly moving in the right direction for private market finance of residential mortgages. Still, we are not idly waiting for external factors to change. We continue to work hard at building our franchises and growing the businesses where we can create value. We are focused on buying loans from high quality sellers, realizing that we may not gain significant traction before 2012. While we recognize that the pace of progress is not ideal, we continue to execute our strategy and believe we are moving in the right direction.

The federal government continues to subsidize over 90% of all new residential mortgage originations and large banks can easily finance the remainder. As long as these conditions persist, opportunities to provide mortgage financing through private securitization for institutional investors that have traditionally invested in triple-A rated RMBS, and credit investors such as Redwood, remain subdued. Many real estate agents, home builders, and banks appear to benefit from such a status quo. Our strategic outlook, however, is that over time the current outsized role of government support for the $9.6 trillion residential mortgage market is simply not sustainable, especially in light of the painfully heated debates throughout 2011 over raising the $14.3 trillion federal debt ceiling. As the government eventually and gradually withdraws support for mortgage financing, we believe private capital (outside of banks) will be called upon to step in and fill the void.

There are encouraging reforms being undertaken by policymakers and regulators to pave the way for the return of private mortgage financing, albeit at a slow pace. The Obama Administration’s Reforming America’s Housing Finance Market whitepaper calls for the “wind down” of Fannie Mae and Freddie Mac on a responsible timeline. The first step toward this goal could happen on October 1, 2011, when the high-cost government conforming loan limit at Fannie Mae and Freddie Mac is scheduled by law to go from $729,750 to $625,500. We believe it is probable that the loan limit reduction occurs as scheduled. However, we expect pro-status quo forces to continue advocating against this reduction up to the point it is scheduled to occur, perpetuating an element of uncertainty to the existing timeline for reform.

Attracting institutional investors back to buying private AAA-rated RMBS is essential to bringing private mortgage financing back. There are several regulatory and industry reform efforts underway to meet the demands of these investors. Initiatives to establish new servicing standards and practices, strengthen structural investor protection mechanisms (in particular, around representations and warranties), improve alignments of interests, and increase transparency are all underway. As part of this process, we have been actively engaged with policymakers, regulators, and industry representatives at the center of these debates.

If banks decide to become more active sellers of non-conforming residential mortgage loans, that would also add to the size of our opportunity. Strengthening this possibility is the stricter regulatory environment and higher capital requirements (as proposed under Basel III) that banks will face as they re-evaluate how they participate in the mortgage market going forward.

Our opportunity in commercial real estate investments is very different than that in our residential business. In fact, the commercial market is largely unregulated relative to the residential market. Private capital drives the trends in all commercial sectors, with the exception of multi-family finance (currently dominated by Fannie Mae and Freddie Mac). As a result, we are not slowed by a government-dominated market waiting for the private sector role to grow. Rather, our effort to expand our commercial business is centered on building a team and a franchise, focusing on sound underwriting, and remaining patient as opportunities manifest themselves. We continue to originate mezzanine loans alongside senior loans extended by banks and insurance companies. We believe we can create opportunities to invest long-term capital and earn attractive returns in this business going forward, potentially leveraging capital without taking funding risk. We believe we have good relationships with borrowers, senior lenders, and brokers who appreciate our flexibility, responsiveness, and reliability.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $9 million ($0.11 per share) for the second quarter of 2011, as compared to $29 million ($0.35 per share) for the second quarter of 2010. We declared regular quarterly dividends of $0.25 per share for both the second quarter of 2011 and 2010.

The following table presents the components of our GAAP net income for the three and six months ended June 30, 2011 and 2010.

Table 1 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Interest income	$52,955	$56,570	$107,288	$115,288
Interest expense	(23,633)	(21,164)	(45,606)	(39,346)
Net interest income	29,322	35,406	61,682	75,942
Provision for loan losses	(1,581)	(4,321)	(4,389)	(13,797)
Market valuation adjustments, net	(11,147)	(7,125)	(16,887)	(18,362)
Net interest income after provision and market valuation adjustments	16,594	23,960	40,406	43,783
Operating expenses	(12,087)	(11,227)	(23,600)	(28,533)
Realized gains on sales and calls, net	5,834	16,080	9,699	60,417
Provision for income taxes	(14)	(26)	(28)	(52)
Less: Net income (loss) attributable to noncontrolling interest	888	186	(1,127)	171
Net Income	$9,439	$28,601	$27,604	$75,444
Diluted weighted average common shares outstanding	79,477,504	78,852,259	79,425,360	78,661,642
Net earnings per share	$0.11	$0.35	$0.34	$0.94

Net Interest Income after Provision and Market Valuation Adjustments (MVA)

Net interest income after provision and MVA was $17 million for the second quarter of 2011, as compared to $24 million for the second quarter of 2010, a decrease of $7 million. This decrease was primarily due to a decline in net interest income of $6 million at Other Consolidated Entities. The remaining $1 million decline was the net effect of a decline in provision for loan loss expense and an increase in negative market valuation adjustments.

The following table details the components of market valuation adjustments for the three and six months ended June 30, 2011 and 2010.

Table 2 Components of MVA

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Commercial real estate loans (fair value)	$1,323	$2,978	$1,542	$7,344
Residential real estate loans (held-for-sale)	8	296	11	176
Trading securities	(9,594)	6,330	10,322	18,479
Impairment on AFS securities	(1,466)	(4,216)	(4,088)	(6,162)
REO	(244)	(1,285)	(1,162)	(1,359)
Risk management derivatives	(18,554)	(22,485)	(16,755)	(42,844)
ABS issued – Acacia	17,380	11,257	(6,757)	6,004
Total Market Valuation Adjustments, Net	$(11,147)	$(7,125)	$(16,887)	$(18,362)

Market valuation adjustments, net, were negative $11 million for the second quarter of 2011, as compared to negative $7 million for the second quarter of 2010, an increase in negative market valuations of $4 million. This increase was the result of a net decline of $3 million in the value of trading securities and derivatives at Redwood and a net decline of $1 million at other consolidated entities.

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire at Redwood, we may enter into various interest-rate derivatives, since the value of our loans changes with the level of interest rates. When we incur a gain or loss on these derivatives due to a change in interest rates, this amount is generally intended to offset a corresponding change in the value of the loans. For financial reporting purposes, the periodic gain or loss on derivatives classified as trading instruments is reflected in our consolidated statements of income as they are incurred, while any corresponding change in the value of the loans may be taken through lower or higher interest income over time. Thus, while risk management derivatives are intended to protect economic values, the accounting treatment can result in unavoidable periodic mismatches that affect our reported results. See “Market Valuation Adjustments (MVA) at Redwood (Parent) — Trading Securities and Derivatives” below.

Operating Expenses

Operating expenses were $12 million and $11 million for the second quarters of 2011 and 2010, respectively. This increase was the result of an increase in accounting and legal fees of $1 million.

Realized Gains on Sales and Calls, Net

The following table details the components of realized gains on sales and calls, net, for the three and six months ended June 30, 2011 and 2010.

Table 3 Realized Gains on Sales and Calls, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net gains on sales of real estate securities	$5,186	$15,811	$9,142	$53,189
Net gains on repurchase of Sequoia ABS	—	—	—	6,959
Net gains on extinguishment of debt	247	278	247	278
Net gains on calls	401	—	310	—
Net losses on U.S. Treasuries	—	(9)	—	(9)
Total Realized Gains on Sales and Calls, Net	$5,834	$16,080	$9,699	$60,417

Realized gains on sales and calls, net, were $6 million for the second quarter of 2011, as compared to $16 million for the second quarter of 2010, a decrease of $10 million. The decrease was primarily the result of fewer sales of securities in the second quarter of 2011 compared to the second quarter of 2010. During the second quarter of 2011, we sold $25 million of securities for a net gain of $5 million. During the second quarter of 2010, we sold $116 million of securities for a gain of $16 million.

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of net income.

Estimated Taxable Income (Loss) for Federal Tax Purposes

Our estimated total taxable loss was less than $1 million (less than $0.01 per share) for the second quarter of 2011, as compared to estimated taxable loss of $3 million ($0.03 per share) for the second quarter of 2010. Our estimated REIT taxable income was $1 million ($0.02 per share) for the second quarter of 2011, as compared to estimated REIT taxable income of $3 million ($0.04 per share) for the second quarter of 2010. Total realized credit losses on subordinate securities for the second quarters of 2011 and 2010 were $16 million ($0.21 per share) and $24 million ($0.31 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

Summary of Financial Condition, Capital Resources, and Liquidity

At June 30, 2011, our total capital was $1.2 billion, including $1.025 billion in stockholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs. We would consider raising equity or another form of long-term capital when investment opportunities make raising capital attractive, providing we have exhausted our ability to raise financing internally. We estimate that our investment capacity — or the amount of capital we have readily available to support long-term investments — was $210 million at June 30, 2011. We estimate our investment capacity as (1) cash on hand, plus (2) cash we could raise by increasing short-term borrowings to finance all our residential mortgage loans held for securitization, less (3) cash needed to cover short-term operations, working capital, and a liquidity cushion.

We always look for ways to leverage our capital without taking undue funding risk. For example, in July 2011, we re-securitized $365 million (fair value) of senior RMBS, freeing up $243 million in capital for us to invest in long-term assets. This capital will increase our investment capacity to over $400 million, once we have established warehouse funding for residential loans we hold for future securitization (which we expect to do in the next several months). We expect this amount of capital to allow us to make all the investments we have planned through 2011. Thus, we do not currently anticipate raising equity before 2012.

Components of Value

The following supplemental components of book value table presents our assets and liabilities at June 30, 2011 and March 31, 2011. We show our investments in the Sequoia and Acacia entities and the Fund as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 4 Components of Book Value

(In Millions, Except per Share Data)	June 30, 2011	March 31, 2011
Cash and cash equivalents	$80	$220
Real estate loans
Residential	205	55
Commercial	71	42
Total real estate loans at Redwood	276	97
Real estate securities at Redwood
Residential	754	780
Commercial	6	7
CDO	1	1
Total real estate securities at Redwood	761	788
Investments in Sequoia	90	97
Investments in Acacia	1	2
Investments in the Fund	3	11
Other assets	39	34
Total assets	1,250	1,249
Short-term debt	(41)	—
Long-term debt	(140)	(140)
Other liabilities	(44)	(34)
Stockholders’ Equity	$1,025	$1,075
Book Value Per Share	$13.04	$13.76

Changes in Book Value and Estimated Non-GAAP Economic Value

During the second quarter of 2011, our GAAP book value decreased by $0.72 per share to $13.04 per share. The decrease resulted from $0.11 per share from reported earnings, which was offset by $0.47 per share in net valuation decreases on securities not reflected in earnings, $0.06 per share in decreases in value of hedges related to long-term debt not reflected in earnings, $0.05 per share in negative, net other items, and $0.25 per share from dividends paid to shareholders.

During the second quarter of 2011, our estimate of non-GAAP economic value was $13.81 per share, or $0.77 per share higher than our reported GAAP book value. Approximately $0.78 of this difference relates to an economic valuation of our long-term debt of $78 million, which is $62 million below the unamortized cost basis used to determine GAAP book value. The remaining negative $0.01 of the difference relates to an economic valuation of our net investment in Sequoia of $89 million, which is $1 million below the estimated cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Securitization Entities and the Fund” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At June 30, 2011, we had $80 million in cash and cash equivalents, a decrease of $140 million from $220 million at March 31, 2011. This decrease is primarily attributable to the acquisition of residential mortgage loans during the second quarter that we are accumulating to securitize, purchases of residential securities, and originations of commercial loans.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three and six months ended June 30, 2011. This table illustrates our cash balances at June 30, 2011, March 31, 2011, and December 31, 2010 (each a GAAP amount), and the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 5 Sources and Uses of Cash

(In Millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Beginning Cash Balance	$220	$47
Sources of Cash(1)
Loans at Redwood	5	11
Proceeds from securitization	—	296
Securities at Redwood – Principal and Interest
Residential senior	30	63
Residential re-REMIC	1	3
Residential subordinate	8	17
Commercial and CDO	1	1
Sales of securities(2)	14	44
Investments in Consolidated Entities(3)	16	31
Short-term debt financing	41	41
Derivative margin returned, net	—	3
Changes in working capital	—	2
Total Sources of Cash	$116	$512
Uses of Cash
Acquisitions of residential loans	(152)	(253)
Originations of commercial loans	(29)	(41)
Acquisitions of securities(4)	(29)	(42)
Investment in New Sequoia	—	(15)
Short-term debt repayment	—	(44)
Cash operating expenses	(12)	(29)
Derivative margin posted, net	(11)	(11)
Interest expense on long-term debt	(2)	(4)
Dividends	(20)	(40)
Changes in working capital	(1)	—
Total Uses of Cash	(256)	(479)
Net (Uses) Sources of Cash	(140)	33
Ending Cash Balance	$80	$80

(1)	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments is not necessarily reflective of the long-term economic yield we will earn on the investments in a given period and (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period.
(2)	Total sales of securities in the second and first quarter of 2011 were $9 million and $35 million, respectively. Securities sales of $5 million made in the first quarter that did not settle until early April are reflected in the second quarter of 2011.

(3)	This table excludes the gross cash flow generated by our investments in the Sequoia and Acacia entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(4)	Total acquisitions of securities in the second quarter of 2011 were $33 million. Securities acquisitions of $4 million made in the second quarter that settled in July are not reflected in this table.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at June 30, 2011. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 6 Securities at Redwood by Vintage and as a Percentage of Total Securities

June 30, 2011 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$12	$208	$66	$286	38%
Non-prime	108	193	6	307	40%
Total Senior	120	401	72	593	78%
Re-REMIC prime	2	11	65	78	10%
Subordinate
Prime	62	6	4	72	9%
Non-prime	11	—	—	11	2%
Total Subordinate	73	6	4	83	11%
Total Residential	195	418	141	754	99%
Commercial	5	1	—	6	1%
CDO	—	1	—	1	—
Total Securities at Redwood	$200	$420	$141	$761	100%

During the second quarter of 2011, our securities portfolio decreased from $788 million to $761 million. This decline is attributable to $29 million of sales and the effect of principal paydowns and $30 million from the net effect of gains on sales, calls, and valuation changes, offset by acquisitions of $33 million. Our second quarter acquisitions included $21 million of prime subordinate securities, $9 million of prime senior securities, and $3 million of non-prime senior securities. Through July 29, 2011, we acquired $14 million of securities at Redwood.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At June 30, 2011, we had net unrealized gains of $81 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $31 million decrease from the net unrealized gains of $112 million at December 31, 2010. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the six months ended June 30, 2011.

Table 7 Accumulated Other Comprehensive Income

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2010	$87	$52	$5	$1	$(4)	$(29)	$112
OTTI recognized in OCI	—	—	(1)	(1)	—	—	(2)
Net unrealized (loss) gain on real estate securities	(26)	(5)	(7)	1	—	—	(37)
Net unrealized loss on interest rate agreements	—	—	—	—	—	(1)	(1)
Reclassification:
Other-than-temporary impairment to net income	1	—	2	—	—	—	3
Unrealized gain to noncontrolling interest	—	—	—	—	4	—	4
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	2	2
Accumulated Income (Loss) Recognized in Stockholders’ Equity at June 30, 2011	$62	$47	$(1)	$1	$—	$(28)	$81

During the first half of 2011, $3 million of net unrealized losses were reclassified to earnings upon recognition of other-than-temporary impairment (OTTI), $2 million of OTTI were recognized in unrealized losses, and $37 million of fair value decreases on securities were recognized in net unrealized gains. A portion of these fair value changes, $4 million, was attributable to AFS securities owned at the Fund and reclassified to noncontrolling interest.

At June 30, 2011, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $28 million, a $1 million reduction from the net unrealized loss of $29 million at December 31, 2010. During the first half of 2011, $2 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $1 million of valuation decreases associated with derivatives currently accounted for cash flow hedges were recognized in other comprehensive income.

Investments in Securitization Entities and the Fund

The estimated carrying value of our investments in the Sequoia and Acacia entities and the Fund totaled $94 million, or 9% of our equity at June 30, 2011.

At June 30, 2011, the estimated carrying value of our investments in Sequoia entities was $90 million and management’s estimate of the non-GAAP economic value was $89 million. The $90 million estimate of carrying value represents the difference between the carrying costs of the assets ($3.7 billion at June 30, 2011) and liabilities ($3.6 billion at June 30, 2011) owned at the consolidated Sequoia entities. The $89 million estimate of economic value consists of $53 million of interest-only securities (IOs) and $36 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities.

At June 30, 2011, the estimated carrying value of our investments in the Acacia entities was $1 million.

The estimated carrying value of our investment in the Fund was $3 million. At June 30, 2011, the Fund did not own any securities and held cash of $5 million. Our investment represents a 52% interest in the Fund.

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

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $78 million estimate of non-GAAP economic value of our long-term debt based on its stated interest rate using the same valuation process used to fair value our other financial assets and liabilities. The differences between the GAAP carrying value of our investments in Sequoia entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Securitization Entities and the Fund.”

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent), New Sequoia (Sequoia securitization entities issued in 2010 and subsequent periods), and Other Consolidated Entities in order to supplement our consolidated GAAP results for the three and six months ended June 30, 2011 and 2010. These tables present the New Sequoia securitization entities separately from Other Consolidated Entities to highlight our renewed focus on growing our core business of creating residential credit investments. Other Consolidated Entities include Sequoia entities issued prior to 2010, Acacia entities, and the Fund.

Table 8 Consolidating Income Statements

	Three Months Ended June 30, 2011
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$25,739	$4,710	$22,506	$—	$52,955
Interest expense	(2,382)	(4,057)	(17,194)	—	(23,633)
Net interest income	23,357	653	5,312	—	29,322
Provision for loan losses	—	(6)	(1,575)	—	(1,581)
Market valuation adjustments, net	(6,943)	—	(4,204)	—	(11,147)
Net interest income (loss) after provision and market valuation adjustments	16,414	647	(467)	—	16,594
Operating expenses	(12,005)	(7)	(75)	—	(12,087)
Realized gains on sales and calls, net	3,905	—	1,929	—	5,834
Income from New Sequoia	640	—	—	(640)	—
Income from Other Consolidated Entities	499	—	—	(499)	—
Noncontrolling interest	—	—	(888)	—	(888)
Net income before provision for taxes	9,453	640	499	(1,139)	9,453
Provision for income taxes	(14)	—	—	—	(14)
Net Income	$9,439	$640	$499	$(1,139)	$9,439

	Three Months Ended June 30, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$25,547	$1,590	$29,433	$—	$56,570
Interest expense	(2,176)	(1,388)	(17,600)	—	(21,164)
Net interest income	23,371	202	11,833	—	35,406
Provision for loan losses	—	(12)	(4,309)	—	(4,321)
Market valuation adjustments, net	(3,596)	—	(3,529)	—	(7,125)
Net interest income after provision and market valuation adjustments	19,775	190	3,995	—	23,960
Operating expenses	(11,564)	—	337	—	(11,227)
Realized gains on sales and calls, net	15,791	—	289	—	16,080
Income from New Sequoia	190	—	—	(190)	—
Income from Other Consolidated Entities	4,435	—	—	(4,435)	—
Noncontrolling interest	—	—	(186)	—	(186)
Net income before provision for taxes	28,627	190	4,435	(4,625)	28,627
Provision for income taxes	(26)	—	—	—	(26)
Net Income	$28,601	$190	$4,435	$(4,625)	$28,601

	Six Months Ended June 30, 2011
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$53,823	$7,316	$46,149	$—	$107,288
Interest expense	(4,931)	(6,279)	(34,396)	—	(45,606)
Net interest income	48,892	1,037	11,753	—	61,682
Provision for loan losses	—	(12)	(4,377)	—	(4,389)
Market valuation adjustments, net	(6,069)	—	(10,818)	—	(16,887)
Net interest income (loss) after provision and market valuation adjustments	42,823	1,025	(3,442)	—	40,406
Operating expenses	(23,407)	(7)	(186)	—	(23,600)
Realized gains (losses) on sales and calls, net	11,008	—	(1,309)	—	9,699
Income from New Sequoia	1,018	—	—	(1,018)	—
Loss from Other Consolidated Entities	(3,810)	—	—	3,810	—
Noncontrolling interest	—	—	1,127	—	1,127
Net income (loss) before provision for taxes	27,632	1,018	(3,810)	2,792	27,632
Provision for income taxes	(28)	—	—	—	(28)
Net Income (Loss)	$27,604	$1,018	$(3,810)	$2,792	$27,604

	Six Months Ended June 30, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$52,848	$1,590	$60,850	$—	$115,288
Interest expense	(3,292)	(1,388)	(34,666)	—	(39,346)
Net interest income	49,556	202	26,184	—	75,942
Provision for loan losses	—	(12)	(13,785)	—	(13,797)
Market valuation adjustments, net	(6,657)	—	(11,705)	—	(18,362)
Net interest income after provision and market valuation adjustments	42,899	190	694	—	43,783
Operating expenses	(28,065)	—	(468)	—	(28,533)
Realized gains on sales and calls, net	54,036	—	6,381	—	60,417
Income from New Sequoia	190	—	—	(190)	—
Income from Other Consolidated Entities	6,436	—	—	(6,436)	—
Noncontrolling interest	—	—	(171)	—	(171)
Net income before provision for taxes	75,496	190	6,436	(6,626)	75,496
Provision for income taxes	(52)	—	—	—	(52)
Net Income	$75,444	$190	$6,436	$(6,626)	$75,444

At June 30, 2011, 78% of our consolidated assets and 95% of our consolidated liabilities were owned at the consolidated Sequoia, Acacia, and Fund entities that we sponsor. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not obligations of Redwood.

The following table presents the components of our non-GAAP consolidating balance sheet at June 30, 2011.

Table 9 Consolidating Balance Sheet

June 30, 2011 (In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential real estate loans	$205,301	$391,728	$3,263,204	$—	$3,860,233
Commercial real estate loans	71,168	—	12,698		83,866
Real estate securities, at fair value:
Trading securities	20,451	—	276,527	—	296,978
Available-for-sale securities	740,623	—	—	—	740,623
Cash and cash equivalents	79,977	—	—	—	79,977
Investment in New Sequoia	36,644	—	—	(36,644)	—
Investment in Other Consolidated Entities	56,656	—	—	(56,656)	—
Total earning assets	1,210,820	391,728	3,552,429	(93,300)	5,061,677
Other assets	39,104	4,036	60,171	—	103,311
Total Assets	$1,249,924	$395,764	$3,612,600	$(93,300)	$5,164,988
Short-term debt	$40,891	$—	$—	$—	$40,891
Other liabilities	45,023	1,267	72,365	—	118,655
Asset-backed securities issued	—	357,853	3,481,473	—	3,839,326
Long-term debt	139,500	—	—	—	139,500
Total liabilities	225,414	359,120	3,553,838	—	4,138,372
Stockholders’ equity	1,024,510	36,644	56,656	(93,300)	1,024,510
Noncontrolling interest	—	—	2,106	—	2,106
Total equity	1,024,510	36,644	58,762	(93,300)	1,026,616
Total Liabilities and Equity	$1,249,924	$395,764	$3,612,600	$(93,300)	$5,164,988

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after MVA at Redwood was $16 million in the second quarter of 2011, as compared to $20 million in the second quarter of 2010. Net interest income after MVA at Redwood was $43 million in both the first half of 2011 and 2010. The following table presents the components of net interest income after MVA at Redwood for the three and six months ended June 30, 2011 and 2010.

Table 10 Net Interest Income after MVA at Redwood (Parent)

	Three Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$1,488	$123,914	4.80%	$32	$2,299	5.57%
Commercial real estate loans	1,604	59,545	10.77%	7	243	11.54%
Trading securities	2,008	20,472	39.23%	2,559	17,743	57.69%
Available-for-sale securities	20,625	621,537	13.27%	22,859	651,985	14.03%
Cash and cash equivalents	14	137,796	0.04%	90	283,224	0.13%
Total Interest Income	25,739	963,264	10.69%	25,547	955,494	10.69%
Interest Expense
Short-term debt	(7)	1,797	(1.52)%	(36)	7,920	(1.81)%
Long-term debt(1)	(905)	138,231	(2.62)%	(1,153)	138,383	(3.34)%
Interest rate agreements(1)	(1,470)	138,231	(4.25)%	(987)	138,383	(2.85)%
Total Interest Expense	(2,382)	140,028	(6.80)%	(2,176)	146,303	(5.95)%
Net Interest Income	23,357			23,371
Market valuation adjustments, net	(6,943)			(3,596)
Net Interest Income After MVA at Redwood	$16,414			$19,775

	Six Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$3,979	$164,157	4.85%	$61	$2,306	5.29%
Commercial real estate loans	2,530	48,054	10.53%	15	243	12.33%
Trading securities	4,133	20,785	39.77%	5,515	19,110	57.72%
Available-for-sale securities	43,155	634,402	13.60%	47,152	663,245	14.22%
Cash and cash equivalents	26	101,065	0.05%	105	253,979	0.08%
Total Interest Income	53,823	968,462	11.12%	52,848	938,883	11.26%
Management fees
Interest Expense
Short-term debt	(189)	24,759	(1.52)%	(36)	3,982	(1.80)%
Long-term debt(1)	(1,805)	138,225	(2.61)%	(2,269)	138,264	(3.28)%
Interest rate agreements(1)	(2,937)	138,225	(4.25)%	(987)	138,264	(1.43)%
Total Interest Expense	(4,931)	162,984	(6.05)%	(3,292)	142,246	(4.63)%
Net Interest Income	48,892			49,556
Market valuation adjustments, net	(6,069)			(6,657)
Net Interest Income After MVA at Redwood	$42,823			$42,899

(1)	Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 6.86%.

The $4 million decrease in net interest income after MVA for the three months ended June 30, 2011 was primarily due to an increase in negative MVA during the second quarter of 2011 as a result of valuation decreases on risk management derivatives.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $23 million for both the three months ended June 30, 2011 and 2010. Higher interest income from commercial and residential loans was partially offset by lower interest income from real estate securities. In future periods, we expect our expanding residential and commercial loan businesses to continue to offset declines in interest income from securities. Net interest income at Redwood was $49 million and $50 million for the six months ended June 30, 2011 and 2010, respectively.

The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2011 and 2010.

Table 11 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended June 30, 2011

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$5,641	$8,877	$14,518	$512,087	4.41%	6.93%	11.34%
Re-REMIC	1,443	(7)	1,436	30,447	18.96%	(0.09)%	18.87%
Subordinate	2,652	1,461	4,113	73,803	14.37%	7.92%	22.29%
Total Residential	9,736	10,331	20,067	616,337	6.32%	6.70%	13.02%
Commercial	525	33	558	5,199	40.39%	2.54%	42.93%
CDO	26	(26)	—	—	N/A	N/A	N/A
Total AFS Securities	$10,287	$10,338	$20,625	$621,536	6.62%	6.65%	13.27%

Three Months Ended June 30, 2010

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,954	$9,922	$16,876	$564,933	4.92%	7.03%	11.95%
Re-REMIC	1,866	(484)	1,382	34,385	21.71%	(5.63)%	16.08%
Subordinate	3,427	396	3,823	45,250	30.29%	3.50%	33.79%
Total Residential	12,247	9,834	22,081	644,568	7.60%	6.10%	13.70%
Commercial	666	30	696	7,417	35.92%	1.62%	37.54%
CDO	107	(25)	82	—	N/A	N/A	N/A
Total AFS Securities	$13,020	$9,839	$22,859	$651,985	7.99%	6.04%	14.03%

Six Months Ended June 30, 2011

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$11,763	$18,572	$30,335	$527,893	4.46%	7.04%	11.50%
Re-REMIC	3,013	(97)	2,916	31,541	19.11%	(0.62)%	18.49%
Subordinate	5,435	3,386	8,821	69,227	15.70%	9.78%	25.48%
Total Residential	20,211	21,861	42,072	628,661	6.43%	6.95%	13.38%
Commercial	981	69	1,050	5,741	34.18%	2.40%	36.58%
CDO	86	(53)	33	—	N/A	N/A	N/A
Total AFS Securities	$21,278	$21,877	$43,155	$634,402	6.71%	6.90%	13.61%

Six Months Ended June 30, 2010

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$15,016	$20,525	$35,541	$570,280	5.27%	7.20%	12.47%
Re-REMIC	4,442	(1,135)	3,307	40,087	22.16%	(5.66)%	16.50%
Subordinate	6,656	142	6,798	45,335	29.36%	0.63%	29.99%
Total Residential	26,114	19,532	45,646	655,702	7.97%	5.96%	13.93%
Commercial	1,701	(289)	1,412	7,543	45.10%	(7.66)%	37.44%
CDO	145	(51)	94	—	N/A	N/A	N/A
Total AFS Securities	$27,960	$19,192	$47,152	$663,245	8.43%	5.79%	14.22%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from available-for-sale securities at Redwood was $21 million for the second quarter of 2011, a decline of $2 million from the second quarter of 2010. Interest income from available-for-sale securities at Redwood was $43 million for the six months ended June 30, 2011, a decline of $4 million from the six months ended June 30, 2010. These decreases were primarily the result of declining security balances as proceeds from the sales and paydowns from this portfolio were reinvested in our expanding residential and commercial loans businesses.

Interest income from trading securities at Redwood was $2 million in the second quarter of 2011, as compared to $3 million in the second quarter of 2010. Interest income from trading securities at Redwood was $4 million for the six months ended June 30, 2011, as compared to $6 million for the six months ended June 30, 2010. We have not acquired or otherwise added to our trading securities at Redwood since early in the first quarter of 2010. Over both the three and six month periods, the decline in interest income from these securities is a result of principal paydowns on the notional balances of these investments. The decline in reported yield is a result of the appreciation in value of these securities since early in 2010. The appreciation in value during this time period was recorded as market valuation adjustments through our consolidated statements of income.

Market Valuation Adjustments (MVA) at Redwood (Parent)

The following table shows the impact of market valuation adjustments and impairments on our consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

Table 12 MVA at Redwood (Parent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Residential real estate loans (held-for-sale)	$8	$296	$11	$176
Trading securities	(231)	1,276	(852)	249
Impairment on AFS securities	(1,466)	(3,363)	(2,469)	(4,928)
Risk management derivatives	(5,250)	(1,721)	(2,750)	(2,097)
REO	(4)	(84)	(9)	(57)
Total Market Valuation Adjustments, Net	$(6,943)	$(3,596)	$(6,069)	$(6,657)

Trading Securities and Derivatives

Negative market valuation adjustments on trading securities and derivatives were $5 million in the second quarter of 2011, an increase in expense of $5 million from the second quarter of 2010. Over the past several quarters we have increased the balances of our risk management derivatives as part of our ongoing efforts to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and our investments in commercial loans. From an economic standpoint, we believe that our approach to risk management with respect to these assets has worked well in the face of significant interest rate volatility. For GAAP purposes, however, changes in values of these risk management derivatives are recorded through earnings during the period the values change, while any corresponding changes in value of the mortgage instruments being managed will not necessarily be recorded through earnings during the same period. With respect to risk management derivatives that relate to residential loans we own or plan to acquire and securitize, if the values of these loans do not change through the anticipated securitization date, we would expect over time to recover all or a portion of our second quarter loss relating to these derivatives through higher interest income on the securities we retain from the anticipated securitization of these loans. We cannot be certain, however, that any decrease in the value of these risk management derivatives will be completely offset by higher interest income on retained securities in future periods.

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

During the second quarter of 2011, we recognized an aggregate $3 million of OTTI on AFS securities at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statements of income, and $1 million was recognized as a reduction in stockholders’ equity. During the second quarter of 2010, we recognized an aggregate $6 million of OTTI on AFS securities at Redwood. Of this amount, $3 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $3 million was recognized as a reduction in stockholders’ equity.

During the first half of 2011, we recognized an aggregate $4 million of OTTI on AFS securities at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statements of income, and $2 million was recognized as a reduction in stockholders’ equity. During the first half of 2010, we recognized an aggregate $9 million of OTTI on AFS securities at Redwood. Of this amount, $5 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $4 million was recognized as a reduction in stockholders’ equity.

Earning Assets — Redwood (Parent)

Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

During the second quarter of 2011, we continued to purchase newly originated jumbo loans through our Sequoia securitization program. At June 30, 2011, residential loans held-for-investment had an outstanding principal value of $204 million and a carrying value of $203 million. The following table provides the activity of residential real estate loans held-for-investment during the three and six months ended June 30, 2011.

Table 13 Residential Real Estate Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$53,025	$253,081
Acquisitions	152,043	252,860
Sequoia securitization	—	(295,103)
Principal repayments	(1,602)	(5,509)
Transfers to held-for-sale	—	(1,861)
Premium amortization	(1)	(3)
Balance at End of Period	$203,465	$203,465

The following table details outstanding balances for these loans by product type at June 30, 2011.

Table 14 Residential Real Estate Loan Characteristics at Redwood (Parent)

June 30, 2011 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$163,559	4.69%
Hybrid	40,743	4.45%
Total Outstanding Principal	$204,302	4.64%

Commercial Real Estate Loans Held-for-Investment at Redwood (Parent)

At June 30, 2011, there were nine commercial loans held-for-investment with an outstanding principal value of $72 million and a carrying value of $71 million. The following table provides the activity of commercial real estate loans held-for-investment during the three and six months ended June 30, 2011.

Table 15 Commercial Real Estate Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$42,483	$30,536
Acquisitions	28,660	40,585
Principal repayments	(2)	(4)
Discount amortization	27	51
Balance at End of Period	$71,168	$71,168

The following table details outstanding balances for these loans by product type at June 30, 2011.

Table 16 Commercial Real Estate Loans Characteristics at Redwood (Parent)

June 30, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$36,951	51.57%
Hospitality	17,700	24.70%
Multi-family	10,000	13.96%
Retail	7,000	9.77%
Total Outstanding Principal	$71,651	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage risks associated with residential loans we own or plan to acquire and securitize, and commercial loans we invest in, at June 30, 2011, we were party to interest rate agreements with an aggregate notional amount of $89 million, TBA contracts sold with a notional amount of $125 million, and financial futures with an aggregate notional amount of $612 million. Net negative market valuation adjustments on these derivatives were $5 million and $2 million for the three and six months ended June 30, 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To fix the interest expense related to our long-term debt we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at June 30, 2011. We designated these derivatives as cash flow hedges. For the three and six months ended June 30, 2011, these hedges decreased in value by $5 million and $2 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity.

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

The following table provides real estate securities activity at Redwood for the three and six months ended June 30, 2011.

Table 17 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended June 30, 2011

	Residential			Commercial	CDO	Total
(In Thousands)	Senior	Re-REMIC	Subordinate
Beginning fair value	$622,818	$85,497	$71,435	$6,362	$1,296	$787,408
Acquisitions	11,998	—	21,277	—	—	33,275
Sales	(8,554)	—	—	—	—	(8,554)
Gains on sales and calls, net	3,504	—	401	—	—	3,905
Effect of principal payments	(18,632)	—	(2,079)	—	—	(20,711)
Change in fair value, net	(17,784)	(7,922)	(8,153)	(497)	107	(34,249)
Ending Fair Value	$593,350	$77,575	$82,881	$5,865	$1,403	$761,074

Six Months Ended June 30, 2011

	Residential			Commercial	CDO	Total
(In Thousands)	Senior	Re-REMIC	Subordinate
Beginning fair value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217
Acquisitions	15,315	—	31,183	—	—	46,498
Sales	(35,865)	(5,230)	(703)	(2,116)	—	(43,914)
Gains on sales and calls, net	6,276	3,006	763	1,185	—	11,230
Effect of principal payments	(39,320)	—	(4,506)	—	—	(43,826)
Change in fair value, net	(15,054)	(5,278)	(11,464)	(700)	365	(32,131)
Ending Fair Value	$593,350	$77,575	$82,881	$5,865	$1,403	$761,074

The following tables present the carrying value (which equals fair value) as a percent of principal value for securities owned at Redwood at June 30, 2011 and December 31, 2010.

Table 18 Fair Value as Percent of Principal Value for Real Estate Securities at Redwood (Parent)

June 30, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$12	84%	$208	84%	$66	89%	$286	85%
Non-prime	108	85%	193	83%	6	82%	307	84%
Total	120	85%	401	83%	72	88%	593	84%
Residential Re-REMIC	2	64%	11	70%	65	64%	78	59%
Residential Subordinate
Prime	62	34%	6	20%	4	11%	72	29%
Non-prime	11	44%	—	—	—	—	11	44%
Total	73	35%	6	20%	4	8%	83	29%
Commercial	5	16%	1	2%	—	—	6	10%
CDO	—	—	1	8%	—	—	1	8%
Total Securities at Redwood	$200		$420		$141		$761

December 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$228	88%	$75	90%	$316	88%
Non-prime	117	86%	220	82%	9	79%	346	83%
Total	130	86%	448	85%	84	89%	662	85%
Residential Re-REMIC	6	64%	12	66%	67	60%	85	61%
Residential Subordinate
Prime	42	25%	7	17%	5	8%	54	20%
Non-prime	13	46%	—	—	—	—	13	46%
Total	55	28%	7	17%	5	7%	67	21%
Commercial	7	17%	1	1%	—	—	8	8%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$198		$469		$156		$823

Residential Securities

At June 30, 2011, the residential securities held at Redwood consisted of fixed-rate assets (36%), adjustable-rate assets (12%), hybrid assets that reset within the next year (33%), hybrid assets that reset between 12 and 36 months (5%), and hybrid assets that reset after 36 months (14%).

The following tables present the components of carrying value at June 30, 2011 and December 31, 2010 for our residential securities.

Table 19 Carrying Value of Residential Securities at Redwood (Parent)

June 30, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$704,085	$131,860	$275,271
Credit reserve	(37,562)	(49,033)	(154,304)
Net unamortized discount	(153,657)	(52,375)	(37,630)
Amortized cost	512,866	30,452	83,337
Gross unrealized gains	66,479	47,132	7,913
Gross unrealized losses	(4,681)	(9)	(8,831)
Carrying value of AFS securities	574,664	77,575	82,419
Carrying value of trading securities	18,686	—	462
Total Carrying Value of Residential Securities	$593,350	$77,575	$82,881

December 31, 2010 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Current face of AFS securities	$774,852	$139,426	$304,598
Credit reserve	(31,594)	(44,182)	(208,983)
Net unamortized discount	(187,983)	(62,471)	(34,431)
Amortized cost	555,275	32,773	61,184
Gross unrealized gains	88,339	52,304	11,499
Gross unrealized losses	(1,358)	—	(5,649)
Carrying value of AFS securities	642,256	85,077	67,034
Carrying value of trading securities	19,742	—	574
Total Carrying Value of Residential Securities	$661,998	$85,077	$67,608

Senior Securities

The fair value of our senior AFS securities was equal to 82% of their face value at June 30, 2011, while our amortized cost was equal to 73% of the face value. The fair value and cost basis of our senior securities accounted for as trading securities was $19 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $19 billion at June 30, 2011, consisting of $11 billion prime and $8 billion non-prime. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2011 were 11.97% of current balances. Serious delinquencies were 9.51% of current balances for loans in prime pools and 15.10% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our existing portfolio of re-REMIC securities consists of prime residential senior securities that were pooled and re-securitized in 2009 by a third-party to create two-tranche structures; we own support securities within those structures. There were no credit losses in our re-REMIC portfolio during the first half of 2011. We anticipate losses, which were included in our acquisition assumptions, and have allocated $49 million of the purchase discount to credit reserves of the $132 million face value.

The fair value of our re-REMIC securities was equal to 59% of the face value of the portfolio at June 30, 2011, while our amortized cost was equal to 23% of the face value. The loans underlying all of our residential re-REMIC securities totaled $5 billion at June 30, 2011, and were all prime credit quality at time of origination. These loans are located nationwide with a large concentration in California (46%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2011 were 9.46% of current balances.

Subordinate Securities

The fair value of our subordinate securities was equal to 30% of the face value at June 30, 2011, while our amortized cost was also equal to 30% of the face value. Credit losses totaled $34 million in our residential subordinate portfolio during the second quarter of 2011, as compared to $57 million of losses during the second quarter of 2010. We expect future losses will extinguish the majority of the outstanding principal of these securities, as reflected by the $154 million of credit reserves we have provided for on the $275 million face value of those securities.

The loans underlying all of our residential subordinate securities totaled $31 billion at June 30, 2011, consisting of $29 billion prime and $2 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2011 were 5.65% of current balances. Serious delinquencies were 5.17% of current balances for loans in prime pools and 14.29% of current balances for loans in non-prime pools.

Commercial Securities

We invest in commercial securities, which are secured by one or more loans on commercial properties. We have not acquired any commercial securities in four years, though we may acquire commercial securities in the future if pricing for these securities becomes attractive to us relative to the risks associated with these types of investments.

At June 30, 2011, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $6 million and $8 million at June 30, 2011 and December 31, 2010, respectively. These securities provided credit enhancement on $19 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or real estate owned) underlying commercial subordinate securities were $1.1 billion at June 30, 2011, a decrease of $34 million from December 31, 2010. Our credit reserve of $49 million on current face value of $58 million at June 30, 2011, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by other investors senior to us once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $17 million and $26 million in the three and six months ended June 30, 2011, respectively, and were charged against our designated credit reserve.

Results of Operations — New Sequoia

Net interest income at New Sequoia was $1 million and less than $1 million for the six months ended June 30, 2011 and 2010, respectively. The following table presents the net interest income after provision at New Sequoia for the three and six months ended June 30, 2011 and 2010.

Table 20 Net Interest Income After Provision at New Sequoia

	Three Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$4,710	$396,742	4.75%	$1,590	$161,502	3.94%
Interest Expense
ABS issued	(4,057)	359,793	(4.51)%	(1,388)	144,201	(3.85)%
Net Interest Income	653			202
Provision for loan losses	(6)			(12)
Net Interest Income After Provision	$647			$190

	Six Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$7,316	$311,626	4.70%	$1,590	$81,197	3.92%
Interest Expense
ABS issued	(6,279)	279,223	(4.50)%	(1,388)	72,499	(3.83)%
Net Interest Income	1,037			202
Provision for loan losses	(12)			(12)
Net Interest Income After Provision	$1,025			$190

During the first quarter of 2011, we transferred $295 million of fixed and hybrid, first-lien, residential mortgage loans originated in 2009 and 2010 into a Sequoia securitization entity that we sponsored and consolidate for financial reporting purposes. The weighted average FICO score for those loans outstanding at June 30, 2011, was 774 at origination and the weighted average original LTV was 59%.

Voluntary prepayments of loans at the Sequoia entity issued in 2010 have been high due to an increase in borrowers refinancing activity, largely as a result of declining interest rates during the second half of 2010. At June 30, 2011, $134 million of outstanding principal had prepaid since issuance and the annualized prepayment rate was 54% constant prepayment rate (CPR) for the second quarter of 2011. The annualized prepayment rate for the Sequoia entity issued in the first quarter of 2011 was 7% CPR in the second quarter of 2011. At June 30, 2011, the current outstanding principal value of loans at New Sequoia entities totaled $392 million. At June 30, 2011, none of these loans were delinquent.

Earning Assets — New Sequoia

The following table provides details of residential real estate loans activity at New Sequoia during the three and six months ended June 30, 2011.

Table 21 Residential Real Estate Loans at New Sequoia — Activity

(In Thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$408,295	$145,028
New securitization issuance	—	295,103
Principal repayments	(16,579)	(48,415)
Premium amortization	18	24
Provision for credit losses	(6)	(12)
Balance at End of Period	$391,728	$391,728

Results of Operations — Other Consolidated Entities

The following table presents the net interest income (loss) after provision and MVA at our other consolidated entities for the three and six months ended June 30, 2011 and 2010. These entities include all consolidated Sequoia entities issued prior to 2010, the Acacia entities, and the Fund. Net interest income at other consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 22 Net Interest Income (Loss) After Provision and MVA at Other Consolidated Entities

	Three Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$12,706	$3,287,938	1.55%	$14,124	$3,589,882	1.57%
Commercial real estate loans	196	12,576	6.23%	262	17,588	5.96%
Trading securities	9,362	294,431	12.72%	13,744	264,439	20.79%
Available-for-sale securities	239	4,947	19.32%	1,296	35,526	14.59%
Other investments	—	—	—	4	8,032	0.20%
Cash and cash equivalents	3	33,127	0.04%	3	55,910	0.02%
Total Interest Income	22,506	3,633,019	2.48%	29,433	3,971,377	2.96%
Interest Expense
ABS issued – Sequoia	(8,663)	3,229,494	(1.07)%	(9,076)	3,518,773	(1.03)%
ABS issued – Acacia	(7,281)	295,903	(9.84)%	(7,397)	268,715	(11.01)%
Interest rate agreements – Sequoia	(165)	3,229,494	(0.02)%	(62)	3,518,773	(0.01)%
Interest rate agreements – Acacia	(1,085)	295,903	(1.47)%	(1,065)	268,715	(1.59)%
Total Interest Expense	(17,194)	3,525,397	(1.95)%	(17,600)	3,787,488	(1.86)%
Net Interest Income	5,312			11,833
Provision for loan losses	(1,575)			(4,309)
Market valuation adjustments, net	(4,204)			(3,529)
Net Interest (Loss) Income After Provision and MVA	$(467)			$3,995

	Six Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$26,077	$3,319,401	1.57%	$28,584	$3,628,170	1.58%
Commercial real estate loans	495	16,200	6.11%	558	15,680	7.12%
Trading securities	18,604	301,972	12.32%	28,805	265,949	21.66%
Available-for-sale securities	967	13,566	14.26%	2,885	38,811	14.87%
Other investments	—	—	—	13	13,295	0.20%
Cash and cash equivalents	6	68,800	0.02%	5	68,135	0.01%
Total Interest Income	46,149	3,719,939	2.48%	60,850	4,030,040	3.02%
Interest Expense
ABS issued – Sequoia	(17,510)	3,259,309	(1.07)%	(18,517)	3,553,827	(1.04)%
ABS issued – Acacia	(14,500)	299,730	(9.68)%	(14,527)	278,424	(10.44)%
Interest rate agreements – Sequoia	(230)	3,259,309	(0.01)%	77	3,553,827	0.00%
Interest rate agreements – Acacia	(2,156)	299,730	(1.44)%	(1,699)	278,424	(1.22)%
Total Interest Expense	(34,396)	3,559,039	(1.93)%	(34,666)	3,832,251	(1.81)%
Net Interest Income	11,753			26,184
Provision for loan losses	(4,377)			(13,785)
Market valuation adjustments, net	(10,818)			(11,705)
Net Interest (Loss) Income After Provision and MVA	$(3,442)			$694

Net interest loss after provision and MVA at other consolidated entities was less than $1 million for the second quarter of 2011, a decrease of $4 million from the second quarter of 2010. Net interest loss after provision and MVA at other consolidated entities was $3 million for the first half of 2011, a decrease of $4 million from the first half of 2010. We have not acquired or otherwise added to our assets and liabilities at other consolidated entities since late 2008. The decline in net interest income after provision and MVA over both the three and six month periods is primarily due to declining net interest income as result of principal paydowns of the securities and loans consolidated at these entities. The decline in reported yield on commercial real estate loans and trading securities is a result of the appreciation in value of these assets since early 2010. The decline in net interest income was partially offset by lower provision for loan losses at legacy Sequoia entities. The changes in value on commercial loans and trading securities were recorded as market value adjustments through our consolidated statements of income.

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

The following table shows the impact of MVA and impairments at our other consolidated entities for the three and six months ended June 30, 2011 and 2010.

Table 23 MVA at Other Consolidated Entities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Commercial real estate loans – fair value	$1,323	$2,978	$1,542	$7,344
Trading securities	(9,363)	5,054	11,174	18,230
Impairment on AFS securities	—	(853)	(1,619)	(1,234)
Risk management derivatives	(13,305)	(20,764)	(14,005)	(40,747)
ABS issued – Acacia	17,380	11,257	(6,757)	6,004
REO	(239)	(1,201)	(1,153)	(1,302)
Total Market Valuation Adjustments, Net	$(4,204)	$(3,529)	$(10,818)	$(11,705)

For the three months ended June 30, 2011 and 2010, there were (i) $4 million and $2 million, respectively, of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; (ii) zero and $1 million of, respectively, impairments at the Fund; and, (iii) less than $1 million and $1 million, respectively, of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the six months ended June 30, 2011 and 2010, there were (i) $8 million and $9 million, respectively, of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; (ii) $2 million and $1 million, respectively, of impairments at the Fund; and, (iii) $1 million and $1 million, respectively, of net negative market valuation adjustments on REO properties at the legacy Sequoia entities.

Loan Loss Provision at Legacy Sequoia Entities

The provision for loan losses at legacy Sequoia entities (Sequoia securitizations issued prior to 2009 that we consolidate for financial reporting purposes) was $2 million for the three months ended June 30, 2011, as compared to $4 million for the three months ended June 30, 2010. The provision for loan losses at legacy Sequoia entities was $4 million for the six months ended June 30, 2011, as compared to $14 million for the six months ended June 30, 2010. At June 30, 2011, there were eleven Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these consolidated entities, was negative $6 million at June 30, 2011, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

The decrease in the provision from the second quarter of 2010 to the second quarter of 2011 was primarily attributable to a decline in serious delinquencies. The provision for loan losses was less than the net charge-offs of $2 million (or 0.07% of outstanding loan balances) for the three months ended June 30, 2011, and slightly higher than charge-offs of $4 million (or 0.11% of outstanding loan balances) for the three months ended June 30, 2010. This resulted in a decrease of $1 million and no change to our allowance for loan losses for the second quarters of 2011 and 2010, respectively. These charge-offs were generated by $7 million and $13 million of defaulted loan principal the second quarters of 2011 and 2010, respectively, with both periods having average implied loss severities of 32%.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential real estate loans activity at the legacy Sequoia securitization entities for the three and months ended June 30, 2011.

Table 24 Residential Real Estate Loans at Legacy Sequoia Entities — Activity

(In Thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$3,332,597	$3,397,130
Principal repayments	(62,058)	(119,744)
Charge-offs, net	2,198	4,515
Transfers to REO	(6,230)	(10,769)
Premium amortization	(1,728)	(3,552)
Provision for credit losses	(1,576)	(4,377)
Balance at End of Period	$3,263,203	$3,263,203

Loan Characteristics

The following table highlights unpaid principal balances for consolidated loans at legacy Sequoia entities by product type. First lien adjustable rate mortgage (ARM) loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $129 million of hybrid loans held at Sequoia securitization entities at June 30, 2011, $59 million (or 46%) had reset as of June 30, 2011, and now act as ARM loans.

Table 25 Loan Characteristics at Legacy Sequoia Entities

June 30, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$3,119,077	94.91%
Hybrid (Years to Reset)
Reset	59,399	1.81%
0 – 4	54,651	1.66%
5 – 8	14,458	0.44%
Second Lien
ARM	38,642	1.18%
Total Outstanding Principal	$3,286,227	100.00%

At June 30, 2011, $3.03 billion of legacy Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. At June 30, 2011, the weighted average FICO score (at origination) for our Sequoia loans outstanding was 730 and the weighted average original LTV was 67%.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Residential Loans at Sequoia Entities
Prepayment Speeds

Prepayment speeds on ARM loans held at legacy Sequoia entities remained relatively low during the first half of 2011 as one-month and six-month LIBOR rates have remained low relative to historical averages. Prepayment speeds on hybrid loans outstanding increased modestly during this period. At June 30, 2011, LIBOR ARM loans at legacy Sequoia entities had a weighted average coupon of 1.73%, and hybrid loans at legacy Sequoia entities had a weighted average coupon of 4.07%.

Allowance for Loan Losses at Sequoia Entities

Each quarter we perform a process to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 7 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

The allowance for loan losses increased to $62 million (or 1.60% of outstanding loan balances) at June 30, 2011, from $61 million (or 1.62% of the outstanding loan balances) at June 30, 2010. Serious delinquencies on loans held by consolidated Sequoia entities (90+ days delinquent) decreased to $131 million (or 3.57% of outstanding loan balances) at June 30, 2011, from $144 million (or 3.80% of outstanding loan balances) at June 30, 2010. Credit deterioration in the loan portfolio has been most notable in certain states. While loans originated in California, Florida, Georgia, and Ohio accounted for 44% of total loans held by Sequoia entities, loans in these states made up 52% of the seriously delinquent loan balance at June 30, 2011.

Loan Repurchase Risk

Prior to 2008, subsidiaries of Redwood purchased and deposited residential mortgage loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, and subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations, these subsidiaries of Redwood made certain representations and warranties related to these loans which could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third-party and may result in repurchase claims made against us. As of June 30, 2011, there have been no loan-level repurchase claims made to Redwood by investors where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, Redwood cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, we believe that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. We separately evaluate our exposure to such litigation when assessing whether the establishment of a litigation reserve is necessary under GAAP. For further discussion on litigation related contingencies see Note 14 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the three and six months ended June 30, 2011.

Table 26 Securities at Other Consolidated Entities — Activity

Three Months Ended June 30, 2011

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$131,369	$123,403	$44,557	$17,075	$316,404
Sales	(11,993)	(3,382)	—	(860)	(16,235)
Gains on sales, net	696	751	—	235	1,682
Effect of principal payments	(1,968)	(3,420)	(3,532)	(311)	(9,231)
Change in fair value, net	(10,349)	(11,352)	1,249	4,359	(16,093)
Ending Fair Value	$107,755	$106,000	$42,274	$20,498	$276,527

Six Months Ended June 30, 2011

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$134,950	$132,555	$43,828	$20,286	$331,619
Sales	(14,141)	(10,336)	(3,398)	(13,913)	(41,788)
Gains (losses) on sales, net	728	588	—	(2,872)	(1,556)
Effect of principal payments	(4,228)	(8,360)	(3,753)	(1,129)	(17,470)
Change in fair value, net	(9,554)	(8,447)	5,597	18,126	5,722
Ending Fair Value	$107,755	$106,000	$42,274	$20,498	$276,527

At June 30, 2011, there were no remaining securities at the Fund. We recognized $2 million of OTTI on these securities in the six months ended June 30, 2011. In addition to the $277 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $17 million of ABS issued by Sequoia securitization entities, and $13 million in commercial loans at June 30, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

At June 30, 2011, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $1.3 billion and a net aggregate fair value of negative $62 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income.

Capital Resources and Liquidity

Set forth below is a discussion of our short- and long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

At June 30, 2011, we had $41 million of short-term debt. For the three and six months ended June 30, 2011, we recorded interest expense on short-term debt of $7 thousand and $189 thousand, respectively, on an average balance of $2 million and $25 million, respectively, for a weighted average expense yield of 1.52% for both periods. This debt matured and was repaid in July 2011. At December 31, 2010, we had $44 million of short-term debt (collateralized by mortgage-backed securities) that was used to fund the acquisition of mortgage loans that we intended to securitize. This debt matured and was repaid in March 2011, near the time those mortgage loans were securitized.

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

Asset-Backed Securities Issued at Securitization Entities

At June 30, 2011, there were $3.7 billion of loans owned at Sequoia securitization entities, which were funded with $3.6 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although we expect that some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. At June 30, 2011, there were $276 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $273 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by all of our consolidated entities for the three and six months ended June 30, 2011.

Table 27 ABS Issued Activity — Securitization Entities

Three Months Ended June 30, 2011

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$372,815	$3,273,528	$310,952	$3,957,295
New issuance, net of discount	—	1,345	—	1,345
Paydowns	(14,975)	(65,680)	(23,400)	(104,055)
Extinguishment of debt	—	(247)	—	(247)
Amortization	13	(798)	—	(785)
Valuation adjustments	—	—	(14,227)	(14,227)
Balance at End of Period	$357,853	$3,208,148	$273,325	$3,839,326

Six Months Ended June 30, 2011

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$123,146	$3,335,355	$303,077	$3,761,578
New issuance	280,111	1,345	—	281,456
Paydowns	(45,421)	(126,656)	(42,873)	(214,950)
Extinguishment of debt	—	(247)	—	(247)
Amortization	17	(1,649)	—	(1,632)
Valuation adjustments	—	—	13,121	13,121
Balance at End of Period	$357,853	$3,208,148	$273,325	$3,839,326

The following table presents our contractual obligations and commitments at June 30, 2011, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 28 Contractual Obligations and Commitments

June 30, 2011 (In Millions)	Payments Due or Commitment Expiration by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$41	$—	$—	$—	$41
Long-term debt	—	—	—	140	140
Anticipated interest payments on long-term debt	4	9	14	206	233
Accrued interest payable	1	—	—	—	1
Operating leases	2	4	3	1	10
Purchase commitments	25	—	—	—	25
Total Redwood Obligations and Commitments	73	13	17	347	450
Obligations of Securitization Entities
Consolidated ABS(1)	—	—	—	6,480	6,480
Anticipated interest payments on ABS(2)	73	256	392	2,742	3,463
Accrued interest payable	6	—	—	—	6
Total obligations of Securitization Entities	79	256	392	9,222	9,949
Total Consolidated Obligations and Commitments	$152	$269	$409	$9,569	$10,399

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the face value of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2011.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned by Sequoia and Redwood was $38 million at June 30, 2011. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $4 million in the first six months of 2011, as compared to $4 million in the first six months of 2010.

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

Changes in Fair Values of Derivative Financial Instruments

We can experience significant earnings volatility from our use of derivatives. We generally use derivatives to manage risks associated with residential loans we own or plan to acquire and securitize, commercial loans we own, variability in interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). The nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives.

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

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 — Commitments and Contingencies within the financial statements included in this Quarterly Report on Form 10-Q. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

Proposed Regulatory Rules Relating to Securitization

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 under the heading “Proposed Regulatory Rules Relating to Securitization,” a consortium of federal regulators recently released a joint Notice of Proposed Rulemaking (NPR) related to securitization. The proposed rule will require securitization sponsors to retain an economic interest in the assets they securitize incentivizing sponsors to control the quality of the assets being securitized and aligning the interests of sponsors with those of investors. It is too early to determine exactly how the NPR will affect our securitization business since not only are the final rules unknown, there is substantial confusion over how to interpret some of the proposed rules. We currently expect that the final rules for residential mortgage securitizations will go into effect one year after they are published by the federal regulators.

Results of Operations — Taxable Income

The following table summarizes our estimated taxable income and distributions to shareholders for the three and six months ended June 30, 2011 and 2010. At both June 30, 2011 and December 31, 2010, we had no undistributed REIT taxable income.

Table 29 Estimated Taxable Income and Distributions to Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
REIT taxable income	$1,352	$2,883	$8,841	$12,714
Taxable REIT subsidiary (loss) income	(1,841)	(5,433)	(4,401)	(14,116)
Total Estimated Taxable (Loss) Income	$(489)	$(2,550)	$4,440	$(1,402)
Distributions to shareholders	$19,640	$19,477	$39,174	$38,915

Our tax results for the three and six months ended June 30, 2011 and 2010 are estimates until we file tax returns for these years. Our estimated total taxable loss for the three months ended June 30, 2011, was less than $1 million (less than $0.01 per share) and included $16 million in credit losses. This compared to a total taxable loss for the three months ended June 30, 2010, of $3 million ($0.03 per share). Estimated total taxable income for the six months ended June 30, 2011, was $4 million ($0.06 per share) and included $31 million in credit losses. This compared to a total taxable loss for the six months ended June 30, 2010, of $1 million ($0.02 per share).

We believe it is likely that we will report a taxable loss for the full year 2011 as we expect an additional $138 million of credit losses on securities will be realized in future periods for tax purposes. In addition to the amount of expected future losses, the timing of these losses will have a significant impact on our taxable income. Recently, the realization of losses has been delayed as a result of loan modifications, mortgage servicing related issues, and for other reasons. In the interim, we expect to continuing earning interest on the majority of these securities.

For the six months ended June 30, 2011, we declared two regular quarterly dividends totaling $0.50 per share. In November 2010, our board of directors announced its intention to continue to pay a regular dividend of $0.25 per share, per quarter in 2011. Our dividends may be characterized as ordinary income to the extent the REIT has taxable income or net capital gains. Dividends paid in excess of REIT taxable income or net capital gains may be characterized as a return of capital. The portion of our dividends characterized as return of capital is not taxable, and reduces the basis of shares held at each quarterly distribution date. For the six months ended June 30, 2011, our estimated REIT taxable income was $9 million and there were no net capital gains.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three and six months ended June 30, 2011 and 2010.

Table 30 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended June 30, 2011
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$29,905	$52,955	$(23,050)
Interest expense	(2,817)	(23,633)	20,816
Net interest income	27,088	29,322	(2,234)
Provision for loan losses	—	(1,581)	1,581
Realized credit losses	(16,258)	—	(16,258)
Market valuation adjustments, net	—	(11,147)	11,147
Operating expenses	(11,305)	(12,087)	782
Realized gains on sales and calls, net	—	5,834	(5,834)
Provision for income taxes	(14)	(14)	—
Less: Net income attributable to noncontrolling interest	—	888	(888)
Net (Loss) Income	$(489)	$9,439	$(9,928)
(Loss) income per share	$—	$0.11	$(0.11)

	Three Months Ended June 30, 2010
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$33,828	$56,570	$(22,742)
Interest expense	(2,382)	(21,164)	18,782
Net interest income	31,446	35,406	(3,960)
Provision for loan losses	—	(4,321)	4,321
Realized credit losses	(24,427)	—	(24,427)
Market valuation adjustments, net	—	(7,125)	7,125
Operating expenses	(9,569)	(11,227)	1,658
Realized gains on sales and calls, net	—	16,080	(16,080)
Provision for income taxes	—	(26)	26
Less: Net income attributable to noncontrolling interest	—	186	(186)
Net (Loss) Income	$(2,550)	$28,601	$(31,151)
(Loss) income per share	$(0.03)	$0.35	$(0.38)

	Six Months Ended June 30, 2011
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$63,607	$107,288	$(43,681)
Interest expense	(5,627)	(45,606)	39,979
Net interest income	57,980	61,682	(3,702)
Provision for loan losses	—	(4,389)	4,389
Realized credit losses	(30,890)	—	(30,890)
Market valuation adjustments, net	—	(16,887)	16,887
Operating expenses	(22,622)	(23,600)	978
Realized gains on sales and calls, net	—	9,699	(9,699)
Provision for income taxes	(28)	(28)	—
Less: Net loss attributable to noncontrolling interest	—	(1,127)	1,127
Net Income	$4,440	$27,604	$(23,164)
Income per share	$0.06	$0.34	$(0.28)

	Six Months Ended June 30, 2010
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$71,505	$115,288	$(43,783)
Interest expense	(3,457)	(39,346)	35,889
Net interest income	68,048	75,942	(7,894)
Provision for loan losses	—	(13,797)	13,797
Realized credit losses	(48,677)	—	(48,677)
Market valuation adjustments, net	—	(18,362)	18,362
Operating expenses	(20,773)	(28,533)	7,760
Realized gains on sales and calls, net	—	60,417	(60,417)
Provision for income taxes	—	(52)	52
Less: Net income attributable to noncontrolling interest	—	171	(171)
Net (Loss) Income	$(1,402)	$75,444	$(76,846)
(Loss) income per share	$(0.02)	$0.94	$(0.96)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At June 30, 2011, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in the Fund and our securitization entities) was $145 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended June 30, 2011 and 2010, we realized $16 million and $24 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. During the six months ended June 30, 2011 and 2010, we realized $31 million and $49 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2011 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $138 million of credit losses for tax on securities, based on our projection of face losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At June 30, 2011, for GAAP we had a designated credit reserve of $301 million on our securities, and an allowance for loan losses of $62 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At June 30, 2011, the REIT had an estimated $102 million in capital loss carry-forwards ($1.30 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our current tax basis in these securities is $27 million. The return on IOs is sensitive to prepayments, and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on the loans underlying our IOs. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

As an example, for GAAP we expense the grant date fair value of PSUs granted over the vesting term of those PSUs (regardless of the degree to which the performance conditions for vesting are ultimately satisfied, if at all), whereas for tax the value of the PSUs that actually vest in accordance with the performance conditions of those awards and are subsequently distributed to the award recipient is recorded as an expense on the date of distribution. If no PSUs under a particular grant ultimately vest, due to the failure to satisfy the performance conditions, no tax expense will be recorded for those PSUs, even though we would have already recorded expense for GAAP equal to the grant date fair value of the PSU awards. Conversely, if performance is such that a number of shares of common stock equal to 200% of the PSU award ultimately vest and are delivered to the award recipient, expense for tax will equal the common stock value on the date of distribution of 200% of the number of PSUs originally granted. This expense for tax could significantly exceed the recorded expense for GAAP.

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

In addition to residential and commercial subordinate securities, Redwood and Acacia own senior and other securities issued by securitization entities that are sponsored by others. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

The Acacia entities and Redwood also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, the Fund, and Redwood could suffer losses.

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

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Separately, inflation or deflation in home prices can affect our credit risk.

Our financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.

Risks Relating to Downgrade of the U.S. Credit Rating

In July 2011, Moody’s Investors Service (Moody’s) placed the credit rating of the U.S. government on review for possible downgrade and also placed on review for possible downgrade the ratings of financial institutions and financial instruments directly linked to the U.S. government, including, without limitation, Fannie Mae and Freddie Mac. Similarly, in April 2011, Standard and Poor’s (S&P) changed the outlook on the U.S. government’s credit rating from stable to negative and, in July 2011, S&P placed the credit rating of the U.S. government on negative credit watch. These ratings actions were taken in part in response to the possibility that in August 2011 the U.S. government would default on U.S. Treasury obligations. Although the U.S. did not default on its obligations in August 2011, the rating agencies may, nonetheless, downgrade the U.S. government’s credit rating and/or indicate that they have assigned a negative outlook to its rating. It is difficult to predict the impact of any change in the credit rating of the U.S. government, however, any change in the outlook for, or rating of, the U.S. government’s creditworthiness would likely have adverse impacts on, among other things, the financial markets and the cost of borrowing. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing and our business and results of operations.

Risks Relating to Litigation and Governmental Investigations and Enforcement Actions

Our business exposes us to risks relating to litigation and governmental investigations and enforcement actions. For example, through certain of our wholly-owned subsidiaries we have engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or other similar types of transactions. As a result of engaging in this business, we have already been the subject of litigation and have received an inquiry and a subpoena, respectively, from two different governmental authorities in connection with their broad-based investigations of certain aspects of certain securitization markets and issuances. As another example, Redwood Asset Management, Inc., one of our subsidiaries, is registered with the SEC as an investment adviser and provides investment advisory services to certain entities that we sponsored that issued collateralized debt obligations (and has, in the past, provided investment advisory services to a limited partnership fund we sponsored). Redwood Asset Management could be exposed to litigation by investors in entities to which it provides investment advisory services or it could be the subject of a governmental investigation or enforcement action, in each case, as a result of the manner in which it conducts its advisory activities.

Securitization entities that we sponsored issued ABS backed by residential mortgage loans and other assets held by these entities. As a result of declining property values, the recent economic recession, increased defaults, and other factors, the cash flows from the loans and other assets held by these securitization entities will not be sufficient, in some cases, to repay in full the principal amount of ABS issued by these securitization entities. We are not contractually liable for the principal and interest payments due on the ABS issued by these entities. Nonetheless, third parties who have invested in the ABS issued by these entities could try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Three lawsuits have been brought by investors in two of our different Sequoia securitizations, with two of these three lawsuits having been brought by members of the Federal Home Loan Bank System — namely, the Federal Home Loan Bank of Seattle and the Federal Home Loan Bank of Chicago. These lawsuits are discussed above in Note 14 — Commitments and Contingencies — Loss Contingencies — Litigation within the Notes to Consolidated Financial Statements set forth within Part I, Item 1 of this Quarterly Report on Form 10-Q and are also discussed below within Part II, Item 1 of this

Quarterly Report on Form 10-Q. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

In addition to the Federal Home Loan Banks noted above, various other Federal Home Loan Banks that make up the Federal Home Loan Bank System are pursuing litigation against various parties in relation to their respective portfolio holdings of RMBS. We have not been named in litigation brought by these other Federal Home Loan Banks to date, although some of them did purchase Sequoia RMBS at original issuance. As examples, (i) in September and October 2009, the Federal Home Loan Bank of Pittsburgh initiated litigation against various RMBS market participants relating to RMBS held within its portfolio, (ii) in March 2010, the Federal Home Loan Bank of San Francisco initiated litigation against various RMBS market participants relating to RMBS held within its portfolio, (iii) in January 2011, the Federal Home Loan Bank of Atlanta initiated litigation against various RMBS market participants relating to RMBS held within its portfolio, and (iv) in April 2011, the Federal Home Loan Bank of Boston initiated litigation against various RMBS market participants relating to RMBS held within its portfolio. There are a total of twelve Federal Home Loan Banks within the Federal Home Loan Bank System and those that have not yet initiated litigation or demands of the type described above may do so in the future and those that have already initiated litigation or demands of the type described above may expand the scope of the litigation or demands that they have initiated to date. Any newly initiated or expanded litigation or demands by the Federal Home Loan Banks may include new or additional demands or litigation against us or our subsidiaries to the extent that Federal Home Loan Banks purchased at issuance or in the secondary market RMBS issued through our Sequoia RMBS platform. Other investors in RMBS and other types of ABS have also initiated various legal actions against participants in the market for these types of ABS and those that invested in RMBS and collateralized debt obligations issued in transactions we sponsored may initiate legal actions against us, particularly if the parties who have already initiated legal actions against us or others are successful, in whole or in part, in the pursuit of their claims.

Various governmental authorities have also initiated investigations, enforcement actions, and litigation with respect to, among other things, the mortgage finance markets, RMBS transactions, and collateralized debt obligation transactions and the market participants who structured, sponsored, marketed, or sold transactions or securities relating to these markets and securities. For example in 2010, Goldman Sachs reached a $550 million settlement relating to civil charges brought by the SEC relating to Goldman Sachs’ role in structuring and marketing a synthetic collateralized debt obligation transaction referred to as Abacus 2007-AC1. As another example, in 2010 the SEC initiated an action against an asset management firm named ICP Asset Management (and certain other related entities and individuals) alleging violations of law by ICP in the conduct of its business as the collateral manager of various collateralized debt obligation transactions. As another example, in 2010 the Federal Housing Finance Agency, which is the federal agency that regulates Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, issued 64 subpoenas to institutions that participated in RMBS transactions in which Fannie Mae or Freddie Mac invested, as part of a financial inquiry that is seeking information to determine whether losses sustained by Fannie Mae and Freddie Mac from these investments are the legal responsibility of others and to ensure that the obligations of the various parties involved have been met.

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

As part of investigations they have been conducting, we have been required to provide information to two different federal agencies. Within Part II, Item 1 of this Quarterly Report on Form 10-Q, we describe (i) the inquiry we received from the SEC, which inquiry took the form of an order to provide certain information regarding our past business activities with respect to sponsoring collateralized debt obligation transactions, and (ii) the subpoena we received from the National Credit Union Administration relating to certain RMBS transactions we sponsored in the past. We have responded to the order from the SEC and the subpoena from the NCUA. Both the subpoena from the NCUA and the order from the SEC state that they should not be construed as an indication that any violation of law has occurred, however, these regulatory agencies could, in the future, allege that we did violate applicable law or regulation in the conduct of our securitization business and, if either of them were to make such an allegation, it is possible that we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods. As an example, in June 2011 the NCUA filed federal and state securities law claims in U.S. District Court in Kansas City, Kansas against, among others, certain subsidiaries of J.P. Morgan Chase & Co. and Royal Bank of Scotland Group PLC alleging that the offering documents relating to certain RMBS transactions that they sponsored and/or underwrote contained untrue statements of material fact or omitted to state material facts (and on July 18, 2011 the NCUA filed an additional and similar lawsuit against certain subsidiaries of Royal Bank of Scotland Group PLC and certain other entities in U.S. District Court in Los Angeles, California). At the same time the NCUA filed its June 2011 claims, it announced that it expects to file additional similar lawsuits against other financial institutions. On June 21, 2011, The Wall Street Journal reported that the NCUA is engaged in settlement discussions with financial institutions relating to other RMBS transactions and subsequently the media has reported that the NCUA has indicated that it anticipates filing another five to 10 lawsuits relating to the failure of wholesale credit unions.

There have also recently been several notable proposed settlements by large financial institutions of claims related to RMBS transactions. For example:

•	In June 2011, Bank of America Corporation and certain of its subsidiaries (collectively referred to as “Bank of America”) entered into a proposed settlement agreement and a related agreement with certain institutional investors relating to claims for loan servicing breaches relating to, and breaches of representations and warranties made in connection with, certain securitization transactions that had been sponsored by subsidiaries of Countrywide Financial Corporation (prior to the acquisition of Countrywide Financial by Bank of America). The proposed settlement agreement is subject to satisfaction of certain conditions, including court approval. The proposed settlement agreement will provide for the release of claims related to: breaches of representations and warranties in the covered securitization transactions, all past servicing of loans underlying the covered securitization transactions, and all future servicing of loans underlying the covered securitization transactions (to the extent that future servicing complies with newly agreed-to standards). Under the proposed settlement, Bank of America would make an aggregate payment of $8.5 billion, which would be allocated among the covered securitization transactions. The RMBS transactions that are the subject of this proposed settlement had an aggregate original principal balance at the time of issuance of approximately $424 billion and aggregate remaining outstanding principal balance at the time of settlement of approximately $174 billion, although these amounts may not be the most relevant to an analysis of this proposed settlement.
•	In July 2011, subsidiaries of Wells Fargo & Company (collectively referred to as “Wells Fargo”) entered into a proposed settlement of a class action lawsuit brought by investors in 28 different RMBS transactions sponsored by Wells Fargo, which class action lawsuit included claims under the federal securities laws that the offering documents for those RMBS transactions contained untrue statements and omitted material facts. In settling these claims, Wells Fargo agreed to a settlement payment to the plaintiff class of approximately $125 million dollars. The proposed settlement is subject to court approval. The RMBS transactions that are the subject of the proposed settlement had an aggregate original principal balance at the time of issuance of approximately $36.4 billion and aggregate remaining outstanding principal balance at the time the settlement was proposed of approximately $16.3 billion, although these amounts may not be the most relevant to an analysis of this proposed settlement.

As settlements such as those described above are proposed or entered into, we may analyze them, the nature of the claims and RMBS they relate to, and the circumstances under which they were entered into. In some cases, these settlements may affect the value of third-party issued RMBS that we hold. We also may seek to determine the extent to which these settlements are relevant to the defense of the lawsuits that we have been named in, to other aspects of our business, and to the reporting of our financial results. We may not analyze all future settlements that relate to asset-backed securities, or we may analyze them but not describe them in future public disclosures we make.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On January 22, 2010, the case was removed to the United States District Court for the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB-Seattle moved to remand the case to state court on March 11, 2010. On June 10, 2010, the FHLB-Seattle filed an amended complaint in the District Court. On September 1, 2010, the District Court remanded the case to Washington state court. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed, in Washington State Superior Court, motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the credit quality of the mortgage loans that backed it. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On June 23, 2011, the Washington State Superior Court ruled on most aspects of the FHLB-Seattle Defendants’ motions to dismiss. Though some grounds for dismissal remain pending, the Court has granted dismissal of the allegations relating to occupancy status and denied other grounds for dismissal. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $30 million. We believe that this claim is without merit and we intend to defend the action vigorously. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a case filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the claim, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion was granted on February 23, 2011. The Schwab Defendants have not yet responded to the complaint. The Sequoia RMBS that is the subject of Schwab’s cause of action was issued with an original principal amount of approximately

$14.8 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $3.3 million. We believe that this case is without merit and we intend to defend the action vigorously.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a case in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law N.C.G.S.A. §78A-8(2) & §78A-56(a)) and alleges claims of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to this RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $45 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, as of June 30, 2011, had a remaining outstanding principal balance of approximately $164 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares during the three months ended June 30, 2011. At June 30, 2011, 4,658,071 shares remained available for repurchase under our stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010;
(ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and,
(v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: August 4, 2011	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2011	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2011	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010
(ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and
(v) Notes to Financial Statements.