Form 10-Q
period 2011-09-30
REDWOOD TRUST INC
filed 2011-11-03
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	78,686,426 shares outstanding as of November 2, 2011

REDWOOD TRUST, INC.
2011 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2011	December 31, 2010
ASSETS
Residential real estate loans	$4,157,583	$3,797,095
Commercial real estate loans (includes $12,563 and $19,850 at fair value)	110,624	50,386
Real estate securities, at fair value:
Trading securities	278,391	329,717
Available-for-sale securities	754,862	825,119
Total real estate securities	1,033,253	1,154,836
Other investments	—	—
Cash and cash equivalents	133,446	46,937
Total earning assets	5,434,906	5,049,254
Restricted cash	17,011	24,524
Accrued interest receivable	14,699	13,782
Derivative assets	2,718	8,051
Deferred tax asset	—	3,487
Deferred securities issuance costs	8,819	5,928
Other assets	76,180	38,662
Total Assets(1)	$5,554,333	$5,143,688
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$—	$44,137
Accrued interest payable	7,607	5,930
Derivative liabilities	127,220	83,115
Accrued expenses and other liabilities	8,413	14,305
Dividends payable	19,624	19,531
Asset-backed securities issued (includes $234,235 and $303,077 at fair value)	4,293,024	3,761,578
Long-term debt	139,500	139,500
Total liabilities(2)	4,595,388	4,068,096
Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 78,494,886 and 78,124,668 issued and outstanding	785	781
Additional paid-in capital	1,695,642	1,689,851
Accumulated other comprehensive income	32,309	112,339
Cumulative earnings	503,841	474,940
Cumulative distributions to stockholders	(1,273,632)	(1,213,158)
Total stockholders’ equity	958,945	1,064,753
Noncontrolling interest	—	10,839
Total equity	958,945	1,075,592
Total Liabilities and Equity	$5,554,333	$5,143,688

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs. At September 30, 2011 and December 31, 2010, these assets totaled $4,592,312 and $3,941,212, respectively.
(2)	Our consolidated balance sheets include liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At September 30, 2011 and December 31, 2010, these liabilities totaled $4,370,490 and $3,838,386, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Residential real estate loans	$20,192	$17,514	$57,564	$47,749
Commercial real estate loans	2,353	323	5,379	895
Real estate securities	30,845	41,083	97,703	125,439
Other investments	—	2	—	14
Cash and cash equivalents	6	93	38	204
Total interest income	53,396	59,015	160,684	174,301
Interest Expense
Short-term debt	(78)	(2)	(267)	(38)
Asset-backed securities issued	(21,855)	(21,074)	(62,526)	(57,127)
Long-term debt	(2,384)	(2,619)	(7,130)	(5,875)
Total interest expense	(24,317)	(23,695)	(69,923)	(63,040)
Net Interest Income	29,079	35,320	90,761	111,261
Provision for loan losses	(3,978)	(2,436)	(8,367)	(16,233)
Market valuation adjustments	(12,365)	1,007	(25,164)	(11,193)
Other-than-temporary impairments(1)	(1,083)	(2,580)	(5,171)	(8,742)
Market valuation adjustments, net	(13,448)	(1,573)	(30,335)	(19,935)
Net Interest Income After Provision and Market Valuation Adjustments	11,653	31,311	52,059	75,093
Operating expenses	(11,507)	(12,245)	(35,107)	(40,778)
Realized gains on sales and calls, net	1,145	1,566	10,844	61,985
Net income before provision for income taxes	1,291	20,632	27,796	96,300
Provision for income taxes	(14)	(202)	(42)	(254)
Net income	1,277	20,430	27,754	96,046
Less: Net (loss) income attributable to noncontrolling interest	(20)	532	(1,147)	703
Net Income Attributable to Redwood Trust, Inc.	$1,297	$19,898	$28,901	$95,343
Basic earnings per common share	$0.01	$0.25	$0.35	$1.19
Diluted earnings per common share	$0.01	$0.25	$0.35	$1.18
Regular dividends declared per common share	$0.25	$0.25	$0.75	$0.75
Basic weighted average shares outstanding	78,470,625	77,901,970	78,275,796	77,794,106
Diluted weighted average shares outstanding	78,470,625	78,961,205	78,275,796	78,763,689

(1)	For the three months ended September 30, 2011, other-than-temporary impairments were $1,372, of which $289 thousand were recognized in Accumulated Other Comprehensive Income. For the three months ended September 30, 2010, other-than-temporary impairments were $6,287, of which $3,707 were recognized in Accumulated Other Comprehensive Income.

For the nine months ended September 30, 2011, other-than-temporary impairments were $7,339, of which $2,168 were recognized in Accumulated Other Comprehensive Income. For the nine months ended September 30, 2010, other-than-temporary impairments were $16,988, of which $8,246 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	—	—	—	—	28,901	—	(1,147)	27,754
Net unrealized (loss) gain on available-for-sale securities	—	—	—	(47,049)	—	—	4,164	(42,885)
Reclassification of other-than-temporary impairments to net income	—	—	—	3,306	—	—	—	3,306
Net unrealized loss on interest rate agreements	—	—	—	(39,498)	—	—	—	(39,498)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	3,211	—	—	—	3,211
Total other comprehensive loss				(80,030)
Total comprehensive loss								(48,112)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	310,146	3	4,580	—	—	—	—	4,583
Employee stock purchase and incentive plans	282,458	3	(2,857)	—	—	—	—	(2,854)
Non-cash equity award compensation	—	—	6,764	—	—	—	—	6,764
Share repurchases	(222,386)	(2)	(2,696)	—	—	—	—	(2,698)
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(14,112)	(14,112)
Common dividends declared	—	—	—	—	—	(60,474)	—	(60,474)
Deconsolidation elimination	—	—	—	—	—	—	256	256
September 30, 2011	78,494,886	$785	$1,695,642	$32,309	$503,841	$(1,273,632)	$—	$958,945

For the Nine Months Ended September 30, 2010

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	95,343	—	703	96,046
Net unrealized gain on available-for-sale securities	—	—	—	15,090	—	—	2,044	17,134
Reclassification of other-than-temporary impairments to net income	—	—	—	9,695	—	—	—	9,695
Net unrealized loss on interest rate agreements	—	—	—	(31,451)	—	—	—	(31,451)
Reclassification of unrealized loss on interest rate agreements to net income	—	—	—	2,604	—	—	—	2,604
Total other comprehensive loss				(4,062)
Total comprehensive gain								94,028
Issuance of common stock:
Dividend reinvestment & stock purchase plans	194,017	3	2,995	—	—	—	—	2,998
Employee stock purchase and incentive plans	53,075	—	(156)	—	—	—	—	(156)
Non-cash equity award compensation	—	—	9,757	—	—	—	—	9,757
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(8,998)	(8,998)
Common dividends declared	—	—	—	—	—	(59,929)	—	(59,929)
September 30, 2010	77,984,222	$780	$1,686,963	$60,798	$460,231	$(1,193,100)	$11,119	$1,026,791

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$28,901	$95,343
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(24,618)	(25,508)
Depreciation and amortization of non-financial assets	768	624
Provision for loan losses	8,367	16,233
Non-cash equity award compensation	6,764	9,757
Market valuation adjustments, net	30,335	19,935
Realized gains on sales and calls, net	(10,844)	(61,985)
Net change in:
Accrued interest receivable	(1,405)	3,967
Deferred tax asset	3,487	1,885
Other assets	(31,672)	(25,900)
Accrued interest payable	11,301	9,095
Accrued expenses and other liabilities	(5,892)	(56,398)
Net cash provided by (used in) operating activities	15,492	(12,952)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(724,950)	(300,211)
Principal payments on loans held-for-investment	282,126	260,493
Proceeds from sales of loans held-for-sale	1,857	—
Purchases of available-for-sale securities	(90,512)	(235,876)
Proceeds from sales of available-for-sale securities	72,666	248,491
Principal payments on available-for-sale securities	86,734	104,987
Purchases of trading securities	—	(17,137)
Proceeds from sales of trading securities	13,588	6,119
Principal payments on trading securities	43,104	45,067
Principal payments on other investments	—	12,513
Net decrease in restricted cash	7,513	70,178
Net cash (used in) provided by investing activities	(307,874)	194,624
Cash Flows From Financing Activities:
Net repayments on short-term debt	(44,137)	—
Proceeds from issuance of asset-backed securities	884,771	211,178
Repurchase of asset-backed securities issued	—	(8,639)
Repayments on asset-backed securities issued	(350,246)	(330,864)
Deferred securities issuance costs	(4,598)	(1,667)
Net settlements of derivatives	(30,291)	(39,916)
Net proceeds from issuance of common stock	1,729	2,842
Net payments on repurchase of common stock	(2,696)	—
Dividends paid	(60,382)	(59,865)
Change in noncontrolling interests	(15,259)	(8,296)
Net cash provided by (used in) financing activities	378,891	(235,227)
Net increase (decrease) in cash and cash equivalents	86,509	(53,555)
Cash and cash equivalents at beginning of period	46,937	242,818
Cash and cash equivalents at end of period	$133,446	$189,263
Supplemental Disclosures:
Cash paid for interest	$55,809	$51,807
Cash paid for taxes	$48	$186
Dividends declared but not paid at end of period	$19,624	$19,496
Transfers from real estate loans to real estate owned	$8,418	$13,658

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) — and using the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. All amounts presented herein, except share data, are shown in thousands.

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

We sponsor two securitization programs. Our Sequoia program is used for the securitization of residential mortgage loans. References to Sequoia refer collectively to all the consolidated Sequoia securitization entities. Our Acacia program was used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia refer collectively to all the consolidated Acacia securitization entities. We also consolidate the assets and liabilities of the resecuritization we engaged in during the third quarter of 2011.

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain a continuing involvement, as well as the resecuritization entity we engaged in during the third quarter of 2011. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. Prior to the third quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (Fund).

For financial reporting purposes, the underlying loans and securities owned at the Sequoia, Acacia, and resecuritization entities are shown on our consolidated balance sheets under real estate loans and real estate securities, and the asset-backed securities (ABS) issued to third-parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned by consolidated Sequoia, Acacia, and resecuritization entities and interest expense on the ABS issued by these entities. Prior to the third quarter of 2011, the real estate securities owned at the Fund were shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third-parties was shown under noncontrolling interest. In our consolidated statements of income, we recorded interest income on the securities owned at the Fund.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
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

Residential and Commercial Real Estate Loans — Held-for-Investment

Real estate loans held-for-investment include residential real estate loans owned at Sequoia entities and residential and commercial real estate loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or when a loan has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Loans that have been individually impaired are placed back on accrual status once the loan is considered reperforming.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

See Note 6 for further discussion on residential real estate loans. See Note 7 for further discussion on commercial real estate loans.

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

We consider the following factors in evaluating the allowance for loan losses:

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

See Note 6 for further discussion on the allowance for loan losses for residential real estate loans.

Commercial Real Estate Loans — Allowance for Loan Losses

For commercial real estate loans classified as held-for-investment, we evaluate the need for an allowance for loan losses on a quarterly basis. We will establish and maintain an allowance for loan losses for any loans we have determined to be impaired as of the reporting date.

We consider the following factors in evaluating the allowance for loan losses:

•	Ongoing analysis of the most recent financial information for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors we consider relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;
•	Ongoing analysis of economic trends, both macroeconomic as well as those directly affecting the properties associated with our loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and,
•	Ongoing evaluation of each loan sponsor’s ability to ensure that associated properties are managed and operated sufficiently.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Based on the above review, a loan is impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. We record an allowance to reduce the carrying value of any impaired loan to the present value of expected future cash flows discounted at the loan’s effective rate.

Such impairment analyses are completed and reviewed by asset management and finance personnel and reviewed and approved by senior management. Significant judgment is required when evaluating loans for impairment.

See Note 7 for further discussion on the allowance for loan losses for commercial real estate loans.

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

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for other-than-temporary impairment (OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or, (iii) do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security — the impairment is deemed an OTTI and we record the entire difference between the security’s fair value and its amortized cost in our consolidated statements of income. Conversely, if none of these three conditions is met, we analyze the expected cash flows, or cost recovery of the security, to determine what, if any, OTTI is recognized through our consolidated statements of income. This analysis includes an assessment of any changes in the regulatory and/or economic environment that might affect the performance of the security.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Other Investments

Other investments included a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial reporting purposes. At December 31, 2010, the GIC had been drawn down completely to cover credit losses and principal reductions on the referenced securities. We accounted for this investment at its estimated fair value. Changes in fair value were reported through our consolidated statements of income through market valuation adjustments, net. Interest income was reported through our consolidated statements of income through interest income, other investments. This GIC represented a deposit certificate issued by a rated investment bank and served as collateral to cover realized losses on credit default swaps (CDS) entered into by this same Acacia entity.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At September 30, 2011, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the resecuritization entity prior to the payments on or redemptions of outstanding ABS issued. At September 30, 2011, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Other risk management derivatives we currently utilize include “To Be Announced” (TBA) contracts and financial futures contracts such as Eurodollar futures and Treasury futures. (Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required resulting in a stated notional amount higher than would be needed with our other derivatives.) TBA contracts are forward commitments to purchase U.S. government agency mortgage-backed securities to be issued in the future. Financial futures are futures contracts on short-term benchmark interest rates. We purchase or sell these hedging instruments to offset — to varying degrees — changes in the values of mortgage products for which we have exposure. We account for our risk management derivatives as trading instruments, and record any changes in value (including any associated interest income or expense) in our consolidated statements of income through market valuation adjustments, net.

Credit Derivatives

Credit derivatives that we have historically utilized include CDS, which are agreements to pay (receive) credit event protection based on a financial index or specific security in exchange for receiving (paying) a fixed-rate fee or premium over the term of the contract. These instruments enable us, or our consolidated securitization entities, to synthetically assume the credit risk of a reference security or index of securities. The estimated fair values of these contracts fluctuate for a variety of reasons, such as the likelihood or occurrence

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

of a qualifying credit event (e.g., an interest shortfall, a failure to pay principal, or a distressed rating downgrade), the market perception of default risk and counterparty risk, and supply and demand changes. We do not designate any credit derivatives as cash flow hedges.

See Note 9 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced.

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt, the resecuritization we engaged in during the third quarter of 2011, and the ABS from the Sequoia securitization entities we sponsor. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related debt and ABS issued.

Other Assets

Other assets include REO, margin receivable, fixed assets, principal receivable, and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of market valuation adjustments, net. Margin receivable reflects cash collateral Redwood has posted with our various derivative and lending counterparties as required to satisfy the minimum margin requirements.

See Note 10 for further discussion on other assets.

Short-Term Debt

Short-term debt includes borrowings under master repurchase agreements, bank borrowings, and other forms of borrowings that expire within one year with various counterparties. These facilities may be unsecured or collateralized by cash, loans, or securities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

Asset-Backed Securities Issued

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia, Acacia, and the resecuritization assets are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

Sequoia ABS Issued

Sequoia ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Acacia ABS Issued

Acacia ABS issued are accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) are reported in our consolidated statements of income through market valuation adjustments, net.

Resecuritization ABS Issued

Resecuritization ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

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

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third-parties. In accordance with GAAP, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third-parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity and comprehensive income. As we deconsolidated the Fund in the third quarter of 2011, there is no longer noncontrolling interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We adopted ASU 2011-02 in the second quarter of 2011. At September 30, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses and are now impaired under ASC 310-10-35 was $5 million, and the allowance for loan losses associated with those receivables, on a basis of current evaluation of loss, was $1 million at September 30, 2011. For additional disclosures related to TDRs, see Note 6.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3. Summary of Significant Accounting Policies  – (continued)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity and requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. Upon adoption of this ASU, our financial statement presentation will change.

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

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Acacia entities, and the resecuritization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at September 30, 2011

(Dollars in thousands)	Sequoia Entities	Acacia Entities	Resecuritization	Total
Real estate loans	$3,928,677	$12,563	$—	$3,941,240
Real estate securities	—	256,192	349,764	605,956
Other investments	—	—	—	—
Other assets	21,120	21,734	2,262	45,116
Total Assets	$3,949,797	$290,489	$352,026	$4,592,312
Asset-backed securities	$3,826,783	$234,235	$232,006	$4,293,024
Other liabilities	6,387	71,007	72	77,466
Total Liabilities	$3,833,170	$305,242	$232,078	$4,370,490
Noncontrolling interest	$—	$—	$—	$—
Number of VIEs	39	10	1	50

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. Since 2010, we have sponsored three residential jumbo mortgage securitizations through our Sequoia program

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

totaling $908 million. We recorded the assets and liabilities of these entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Additionally, we determined that we are the primary beneficiary of these VIEs as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of these entities and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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

We consolidate the assets and liabilities of the entity formed in connection with the resecuritization transaction we engaged in during the third quarter of 2011, as we did not meet the sale criteria at the time the financial assets were transferred to this entity and we are the primary beneficiary. We transferred an aggregate of $365 million ($437 million principal value) of residential senior securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold them to CSMC 2011-9R, a resecuritization entity. In connection with this transaction, senior securities of $245 million were issued by CSMC 2011-9R and sold to third-party investors and we acquired $192 million of subordinate securities issued by CSMC 2011-9R. We also received $243 million in cash and acquired $245 million notional amount of variable rate, interest-only senior certificates.

We engaged in the resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed securities through the first loss position in the structure.

Prior to the third quarter of 2011, we consolidated the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we were the primary beneficiary of this VIE. Our ongoing asset management responsibilities provided us with the power to direct the activities that most significantly impacted the Fund’s economic performance, and our general and limited partnership interests provided us with the obligation to absorb losses or the right to receive benefits that were significant. In the second quarter of 2011, the Fund sold all of its remaining investments. As all partners received final cash asset distributions in the third quarter of 2011 and there are no remaining assets or liabilities in the Fund, we deconsolidated the Fund and recognized a loss on deconsolidation of less than $1 million in our consolidated statements of income through realized gains on sales and calls, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 4. Principles of Consolidation  – (continued)

Analysis of Third-party VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interest in third-party VIEs at September 30, 2011, grouped by collateral type and ownership interest.

Third-Party VIE Summary

September 30, 2011 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$226,078	62
Re-REMIC	113,100	13
Subordinate	81,222	173
Commercial	5,887	9
CDO	1,010	8
Total Third-party Real Estate Securities	$427,297	265

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
September 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential real estate loans (held-for-sale)	$2,178	$2,178	$1,855	$1,855
Residential real estate loans (held-for-investment)	4,155,405	3,693,867	3,795,240	3,367,340
Commercial real estate loans (fair value)	12,563	12,563	19,850	19,850
Commercial real estate loans (held-for-investment)	98,061	98,533	30,536	30,887
Trading securities	278,391	278,391	329,717	329,717
Available-for-sale securities	754,862	754,862	825,119	825,119
Cash and cash equivalents	133,446	133,446	46,937	46,937
Derivative assets	2,718	2,718	8,051	8,051
Restricted cash	17,011	17,011	24,524	24,524
Accrued interest receivable	14,699	14,699	13,782	13,782
REO (included in other assets)	6,554	6,554	14,481	14,481
Liabilities
Short-term debt	—	—	44,137	44,137
Accrued interest payable	7,607	7,607	5,930	5,930
Derivative liabilities	127,220	127,220	83,115	83,115
ABS issued	4,293,024	3,711,728	3,761,578	3,263,074
Long-term debt	139,500	57,195	139,500	75,330

We did not elect the fair value option for any financial instruments that we acquired in the first nine months of 2011. We have elected the fair value option for all of the commercial loans, trading securities, and ABS issued at Acacia, as well as certain residential securities and CDOs at Redwood.

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheets on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011

September 30, 2011 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Commercial real estate loans	$12,563	$—	$—	$12,563
Trading securities	278,391	—	—	278,391
Available-for-sale securities	754,862	—	—	754,862
Derivative assets	2,718	302	2,416	—
Liabilities
Derivative liabilities	127,220	2,465	104,755	20,000
ABS issued – Acacia	234,235	—	—	234,235

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents additional information about Level 3 assets and liabilities for the nine months ended September 30, 2011.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Commercial Real Estate Loans	Trading Securities	AFS Securities	Derivative Assets	Derivative Liabilities	ABS Issued – Acacia
Beginning balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$—	$303,077
Transfer to Level 3	—	—	—	—	20,052	—
Principal paydowns	(8,730)	(43,104)	(86,735)	—	—	(68,698)
Gains (losses) in net income, net	1,443	4,962	28,991	—	1,651	(9,773)
Losses in OCI, net	—	—	(39,581)	—	—	—
Acquisitions	—	—	90,512	—	—	—
Sales	—	(13,588)	(63,525)	—	—	—
Other settlements, net	—	404	81	(1)	(1,703)	9,629
Ending Balance – September 30, 2011	$12,563	$278,391	$754,862	$—	$20,000	$234,235

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at September 30, 2011 and 2010. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2011 and 2010 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2011 and 2010 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Assets
Real estate loans	$(184)	$3	$1,358	$7,347
Trading securities	(5,207)	46,819	(3,938)	64,531
Available-for-sale securities	(1,083)	(2,580)	(3,551)	(8,361)
Derivative assets	—	16	—	16
Liabilities
Derivative liabilities	1,651	19	1,651	129
ABS issued – Acacia	16,530	(25,703)	9,773	(19,699)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at September 30, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2011

	Carrying Value	Fair Value Measurements Using			Gain (Loss)
					Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(In Thousands)		Level 1	Level 2	Level 3
Assets
Real estate loans (held-for-sale)	$2,178	$—	$—	$2,178	$363	$374
REO	6,554	—	—	6,554	(255)	(1,416)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Assets
Real estate loans (fair value)	$(184)	$3	$1,358	$7,347
Real estate loans (held-for-sale)	363	159	374	335
Trading securities	(5,359)	47,375	4,963	65,854
REO	(255)	(620)	(1,416)	(1,979)
Impairments on AFS securities	(1,083)	(2,580)	(5,171)	(8,742)
Liabilities
Derivative instruments, net	(23,460)	(20,207)	(40,216)	(63,051)
ABS issued – Acacia	16,530	(25,703)	9,773	(19,699)
Market Valuation Adjustments, Net	$(13,448)	$(1,573)	$(30,335)	$(19,935)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For September 30, 2011, we received dealer marks on 82% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were within 1% of the aggregate dealer marks.
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.
•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia, Acacia, and resecuritization programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5. Fair Value of Financial Instruments  – (continued)

available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For September 30, 2011, we received dealer marks on 93% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 3% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	REO
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Note 6. Residential Real Estate Loans

We invest in residential real estate loans that we acquire from third-party originators. These loans are financed through the Sequoia entities that we sponsor or with equity and long-term debt. We do not currently service any residential loans, although we may from time to time acquire the rights to service loans purchased from third-party originators. The following table summarizes the classifications and carrying value of the residential real estate loans at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$2,178	$—	$2,178
Held-for-investment	226,728	3,928,677	4,155,405
Total Residential Real Estate Loans	$228,906	$3,928,677	$4,157,583

December 31, 2010 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$1,855	$—	$1,855
Held-for-investment	253,081	3,542,159	3,795,240
Total Residential Real Estate Loans	$254,936	$3,542,159	$3,797,095

Residential Real Estate Loans Held-for-Sale

Residential real estate loans held-for-sale are owned at Redwood and financed with equity and long-term debt. At both September 30, 2011 and December 31, 2010, there were eleven residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 6. Residential Real Estate Loans  – (continued)

Residential Real Estate Loans Held-for-Investment

During the three and nine months ended September 30, 2011, we purchased $402 million and $656 million, respectively, of residential loans in connection with our Sequoia securitization program. The following table provides additional information for total residential real estate loans held-for-investment at September 30, 2011 and December 31, 2010.

(In Thousands)	September 30, 2011	December 31, 2010
Principal balance	$4,181,061	$3,815,273
Unamortized premium, net	38,341	42,399
Recorded investment	4,219,402	3,857,672
Allowance for loan losses	(63,997)	(62,432)
Carrying Value	$4,155,405	$3,795,240

Of the $4.2 billion of principal value and $38 million of unamortized premium on loans held-for-investment at September 30, 2011, $1.6 billion of principal value and $24 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the first nine months of 2011, 6% of these residential loans prepaid and we amortized 14% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.6 billion and the unamortized premium was $14 million. During the first nine months of 2011, 7% of these loans prepaid and we amortized 9% of the premium.

Of the $3.8 billion of principal value and $42 million of unamortized premium on loans held-for-investment at December 31, 2010, $1.7 billion of principal value and $27 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal value was $2.1 billion and the unamortized premium was $15 million.

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Balance at beginning of period	$62,306	$61,478	$62,432	$54,220
Charge-offs, net	(2,287)	(4,822)	(6,802)	(11,361)
Provision for loan losses	3,978	2,436	8,367	16,233
Balance at End of Period	$63,997	$59,092	$63,997	$59,092

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 6. Residential Real Estate Loans  – (continued)

During the three months ended September 30, 2011 and 2010, there were $2 million and $5 million of charge-offs, respectively, in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $8 million and $15 million of defaulted loan principal, respectively. During the nine months ended September 30, 2011 and 2010, there were $7 million and $11 million of charge-offs, respectively, in our residential loan portfolio that reduced our allowance for loan losses. These charge-offs arose from $23 million and $36 million of defaulted loan principal, respectively. For the three and nine months ended, September 30, 2011, we did not record any interest income on individually impaired loans.

Residential Loans Collectively Evaluated for Impairment

We collectively evaluate most of our residential loans for impairment. The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2011 and December 31, 2010.

(In Thousands)	September 30, 2011	December 31, 2010
Principal balance	$4,169,133	$3,801,921
Recorded investment	4,208,153	3,844,372
Related allowance	60,795	57,804

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at September 30, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2011	$61,166	$14,946	$133,450	$3,998,591	$4,208,153
December 31, 2010	65,708	21,674	133,695	3,623,295	3,844,372

We establish the allowance for residential loan losses based primarily on the characteristics of the loan pools underlying the securitization entities that own the loans, including loan product types, credit characteristics, and origination years. The collective analysis is further divided into two segments. The first segment reflects our estimate of losses on delinquent loans within each loan pool. These loss estimates are determined by applying the loss factors described in Note 3 to the delinquent loans, including our expectations of the timing of defaults and the loss severities we expect once defaults occur. The second segment relates to our estimate of losses incurred on nondelinquent loans within each loan pool. This estimate is based on losses we expect to realize over a 23-month loss confirmation period, which is based on our historical loss experience as well as consideration of the loss factors described in Note 3.

Residential Loans Individually Evaluated for Impairment

If a loan is determined to be a TDR, it is removed from the general loan pools used for calculating the allowance for residential loan losses and assessed for impairment on an individual basis primarily based on any adverse change in the expected future cash flows resulting from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three and nine months ended September 30, 2011 was $11 million and $12 million, respectively. The average recorded investment of loans individually evaluated for impairment for the three and nine months ended September 30, 2010 was $12 million and $10 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 6. Residential Real Estate Loans  – (continued)

The following table summarizes the balances for loans individually evaluated for impairment at September 30, 2011 and December 31, 2010.

(In Thousands)	September 30, 2011	December 31, 2010
Principal balance	$11,928	$13,352
Recorded investment	11,249	13,300
Related allowance	3,202	4,628

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at September 30, 2011 and December 31, 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2011	$710	$1,023	$1,331	$8,185	$11,249
December 31, 2010	2,604	—	1,046	9,650	13,300

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of total recorded investment, 99% of residential loans held-for-investment at September 30, 2011, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original loan-to-value (LTV) ratio for our residential loans held-for-investment outstanding at September 30, 2011 was 66%. The weighted average Fair Isaac Corporation (FICO) score for the borrowers of these loans (at origination) was 739.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years often had similar product and credit characteristics. The following table displays the recorded investment and year of origination for residential loans held-for-investment at September 30, 2011 and December 31, 2010.

(In Thousands)	September 30, 2011	December 31, 2010
2003 & Earlier	$1,806,822	$1,939,618
2004	1,064,533	1,116,358
2005	128,508	136,481
2006	184,551	191,945
2007	65,364	75,136
2008	—	—
2009	178,683	189,355
2010	403,451	208,779
2011	387,490	—
Total Recorded Investment	$4,219,402	$3,857,672

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 7. Commercial Real Estate Loans

We invest in commercial real estate loans that we originate and service as well as loans that we acquire from third-party originators. These loans are financed with equity and long-term debt or through the Acacia entities that we sponsor. The following table summarizes the classifications and carrying value of the commercial real estate loans at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$—	$12,563	$12,563
Held-for-investment	98,061	—	98,061
Total Commercial Real Estate Loans	$98,061	$12,563	$110,624

December 31, 2010 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$—	$19,850	$19,850
Held-for-investment	30,536	—	30,536
Total Commercial Real Estate Loans	$30,536	$19,850	$50,386

Commercial Real Estate Loans at Fair Value

Commercial real estate loans at fair value are owned at the consolidated Acacia securitization entities. At September 30, 2011, there were three commercial real estate loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $13 million. At December 31, 2010, there were four commercial real estate loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $20 million.

Commercial Real Estate Loans Held-for-Investment

Commercial real estate loans held-for-investment are loans we originate or acquire from third party-originators. At September 30, 2011, there were twelve commercial real estate loans held-for-investment with an outstanding principal value of $99 million and a carrying value of $98 million. Of the $98 million commercial loans held-for-investment at September 30, 2011, 69% were originated in 2011, 31% were originated in 2010, and less than 1% were acquired in 2004. At December 31, 2010, there were four commercial real estate loans held-for-investment with an outstanding principal value and carrying value of $31 million. Of the $31 million of recorded investment in commercial loans held-for-investment at December 31, 2010, 99% were originated in the fourth quarter of 2010 and 1% were originated in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial real estate loans classified as held-for-investment, we establish and maintain an allowance for loan losses for any loans we have determined to be impaired. At September 30, 2011 and December 31, 2010, there were no delinquent or impaired commercial loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Redwood	The Fund	Acacia	Securities
Residential	$770,164	$—	$199,590	$969,754
Commercial	5,887	—	39,072	44,959
CDO	1,010	—	17,530	18,540
Total Real Estate Securities	$777,061	$—	$256,192	$1,033,253

December 31, 2010 (In Thousands)	Redwood	The Fund	Acacia	Securities
Residential	$814,683	$19,011	$248,494	$1,082,188
Commercial	7,496	—	43,828	51,324
CDO	1,038	4,245	16,041	21,324
Total Real Estate Securities	$823,217	$23,256	$308,363	$1,154,836

At September 30, 2011, there were $4 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents our securities by accounting classification, collateral type, and ownership entity at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$3,327	$3,327	$276,925	$—	$276,925
Residential non-prime	20,756	100,238	120,994	278,161	—	278,161
Commercial	—	11,216	11,216	—	—	—
Total Senior Securities	20,756	114,781	135,537	555,086	—	555,086
Re-REMIC Securities	—	—	—	113,100	—	113,100
Subordinate Securities
Residential prime	328	36,987	37,315	70,277	—	70,277
Residential non-prime	155	59,038	59,193	10,462	—	10,462
Commercial	—	27,856	27,856	5,887	—	5,887
CDO	960	17,530	18,490	50	—	50
Total Subordinate Securities	1,443	141,411	142,854	86,676	—	86,676
Total Real Estate Securities	$22,199	$256,192	$278,391	$754,862	$—	$754,862

December 31, 2010 (In Thousands)	Trading			AFS
	Redwood	Acacia	Total	Redwood	The Fund	Total
Senior Securities
Residential prime	$—	$4,412	$4,412	$315,891	$—	$315,891
Residential non-prime	19,742	117,623	137,365	326,365	12,915	339,280
Commercial	—	11,000	11,000	—	—	—
Total Senior Securities	19,742	133,035	152,777	642,256	12,915	655,171
Re-REMIC Securities	—	—	—	85,077	—	85,077
Subordinate Securities
Residential prime	386	49,620	50,006	53,846	—	53,846
Residential non-prime	188	76,839	77,027	13,188	6,096	19,284
Commercial	—	32,828	32,828	7,496	—	7,496
CDO	1,038	16,041	17,079	—	4,245	4,245
Total Subordinate Securities	1,612	175,328	176,940	74,530	10,341	84,871
Total Real Estate Securities	$21,354	$308,363	$329,717	$801,863	$23,256	$825,119

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at September 30, 2011, $185 million of prime securities and $165 million of non-prime securities were financed through a non-recourse resecuritization entity, as discussed in Note 4. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

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

We elected the fair value option for certain securities at Redwood and the Acacia entities, and classify them as trading securities. The unpaid principal balance of these Acacia trading securities was $1.14 billion and $1.55 billion at September 30, 2011 and December 31, 2010, respectively.

AFS Securities

We often purchase AFS securities at a discount to their outstanding principal values. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we generally do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate the amount of unpaid principal balance that we do not expect to receive and will not amortize into income as a credit reserve on the security, with any remaining net unamortized discounts or premiums amortized into income over time using the interest method.

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,135,145	$54,061	$10,689	$1,199,895
Credit reserve	(252,854)	(47,197)	(9,607)	(309,658)
Net unamortized (discount)	(229,521)	(2,551)	(1,082)	(233,154)
Amortized cost	652,770	4,313	—	657,083
Gross unrealized gains	112,818	1,788	50	114,656
Gross unrealized losses	(16,663)	(214)	—	(16,877)
Carrying Value	$748,925	$5,887	$50	$754,862

December 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,257,601	$89,103	$89,476	$1,436,180
Credit reserve	(297,849)	(76,979)	(88,394)	(463,222)
Net unamortized (discount) premium	(291,093)	(5,591)	11,485	(285,199)
Amortized cost	668,659	6,533	12,567	687,759
Gross unrealized gains	153,125	1,604	—	154,729
Gross unrealized losses	(8,406)	(641)	(8,322)	(17,369)
Carrying Value	$813,378	$7,496	$4,245	$825,119

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table presents the changes for the three and nine months ended September 30, 2011, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended September 30, 2011 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance – June 30, 2011	$240,899	$243,662	$48,987	$4,362	$10,780	$1,083
Amortization of net (discount) premium	—	(10,138)	—	(69)	—	26
Realized credit losses	(19,258)	—	(4,066)	—	(1,200)	—
Acquisitions	17,104	10,388	—	—	—	—
Sales, calls, other	(329)	(502)	—	—	—	—
Impairments	549	—	534	—	—	—
Transfers to (release of) credit reserves	13,889	(13,889)	1,742	(1,742)	27	(27)
Ending Balance – September 30, 2011	$252,854	$229,521	$47,197	$2,551	$9,607	$1,082

Nine Months Ended September 30, 2011 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
Beginning balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)
Amortization of net discount	—	(32,602)	—	(138)	—	(59)
Realized credit losses	(75,523)	—	(30,018)	—	(4,205)	—
Acquisitions	18,280	21,989	—	—	—	—
Sales, calls, other	(20,517)	(21,379)	(2,653)	(1,439)	(74,662)	12,146
Impairments	3,185	—	1,426	—	560	—
Transfers to (release of) credit reserves	29,580	(29,580)	1,463	(1,463)	(480)	480
Ending Balance – September 30, 2011	$252,854	$229,521	$47,197	$2,551	$9,607	$1,082

The loans underlying our residential subordinate securities totaled $26 billion at September 30, 2011. These loans are located nationwide with a large concentration in California (41%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2011 were 5.74% of current principal balances. The loans underlying our commercial subordinate securities totaled $19 billion at September 30, 2011, and consist primarily of office (29%), retail (35%), and multifamily (12%) loans. These loans are located nationwide with the highest concentration in California (15%). Serious delinquencies (60+ days, in foreclosure or REO) at September 30, 2011 were 6.0% of current principal balances.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at September 30, 2011 and December 31, 2010.

September 30, 2011 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$173,195	$(6,332)	$166,863	$58,509	$(10,331)	$48,178
Commercial	422	(67)	355	1,085	(147)	938
CDO	—	—	—	—	—	—
Total Securities	$173,617	$(6,399)	$167,218	$59,594	$(10,478)	$49,116

December 31, 2010 (In Thousands)	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$104,154	$(1,628)	$102,526	$26,374	$(6,778)	$19,596
Commercial	2,134	(257)	1,877	1,728	(384)	1,344
CDO	—	—	—	12,567	(8,322)	4,245
Total Securities	$106,288	$(1,885)	$104,403	$40,669	$(15,484)	$25,185

At September 30, 2011, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 438 AFS securities, of which 90 were in an unrealized loss position and 21 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2010, our consolidated balance sheet included 509 AFS securities, of which 80 were in a continuous unrealized loss position, of which 46 were in a continuous unrealized loss position for twelve consecutive months or longer.

Of the total unrealized losses at September 30, 2011, none related to securities owned at the Fund. At December 31, 2010, $10 million of unrealized losses related to securities owned at the Fund and the remaining unrealized losses related to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at September 30, 2011.

Significant Valuation Assumptions

Range for Securities
September 30, 2011	Prime	Non-prime	Commercial
Prepayment rates	4 – 15%	2 – 10%	N/A
Loss severity	16 – 57%	22 – 56%	33 – 50%
Projected losses	0 – 32%	1 – 40%	2 – 7%

The credit component of OTTI is recognized through our consolidated statement of income as a component of market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. Total credit OTTI for the three and nine months ended September 30, 2011 was $1 million and $5 million, respectively. Total non-credit OTTI for the three and nine months ended September 30, 2011 was less than $1 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 8. Real Estate Securities  – (continued)

The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at September 30, 2011 and 2010.

Activity of Credit Component of Other-than-Temporary Impairments

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$90,019	$132,030	$121,016	$146,454
Additions
Initial credit impairments	519	377	982	680
Subsequent credit impairments	217	2,174	1,152	6,613
Reductions
Securities sold, or expected to sell	—	—	(12,317)	(5,113)
Securities with no outstanding principal at period end	(11,056)	(7,086)	(31,134)	(21,139)
Balance at End of Period	$79,699	$127,495	$79,699	$127,495

The credit component is reduced if we sell, intend to sell, or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or the security experiences an event (such as full prepayment or principal losses) such that the outstanding principal is reduced to zero.

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains on sales and calls, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three and nine months ended September 30, 2011 and 2010.

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross realized gains – sales	$—	$22	$12,665	$56,546
Gross realized gains – calls	832	1,494	1,365	1,494
Gross realized losses – sales	—	—	(3,523)	(3,335)
Gross realized losses – calls	—	—	(223)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$832	$1,516	$10,284	$54,705

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments

The following table presents the aggregate fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at September 30, 2011 and December 31, 2010. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

September 30, 2011 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$912	$5,601	$912	$5,601
TBAs	289	124,000	—	—	289	124,000
Futures	13	126,000	—	—	13	126,000
Interest rate caps purchased	—	—	1,504	703,400	1,504	703,400
Total Assets	302	250,000	2,416	709,001	2,718	959,001
Liabilities – Cash Flow Hedges
Interest rate swaps	(51,977)	165,000	—	—	(51,977)	165,000
Liabilities – Risk Management Derivatives
Interest rate swaps	(4,875)	154,500	(67,902)	582,794	(72,777)	737,294
TBAs	(2,397)	301,000	—	—	(2,397)	301,000
Futures	(69)	198,000	—	—	(69)	198,000
Total Liabilities	(59,318)	818,500	(67,902)	582,794	(127,220)	1,401,294
Total Derivative Financial Instruments, Net	$(59,016)	$1,068,500	$(65,486)	$1,291,795	$(124,502)	$2,360,295

December 31, 2010 (In Thousands)	Redwood		Acacia		Total
	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$175	$44,000	$813	$18,037	$988	$62,037
TBAs	348	35,000	—	—	348	35,000
Futures	703	433,000	—	—	703	433,000
Interest rate caps purchased	—	—	6,012	703,400	6,012	703,400
Total Assets	1,226	512,000	6,825	721,437	8,051	1,233,437
Liabilities – Cash Flow Hedges
Interest rate swaps	(11,449)	155,500	—	—	(11,449)	155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,283)	26,000	(69,373)	663,604	(70,656)	689,604
TBAs	(951)	124,000	—	—	(951)	124,000
Futures	(59)	225,000	—	—	(59)	225,000
Total Liabilities	(13,742)	530,500	(69,373)	663,604	(83,115)	1,194,104
Total Derivative Financial Instruments, Net	$(12,516)	$1,042,500	$(62,548)	$1,385,041	$(75,064)	$2,427,541

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

Risk Management Derivatives

To offset — to varying degrees — the changes in the value of mortgage products to which we have exposure, we may enter into interest rate agreements, TBA contracts, and Eurodollar futures contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize, and commercial loans we invest in, at September 30, 2011, we were party to interest rate agreements with an aggregate notional amount of $154 million, TBA contracts sold, net with a notional amount of $177 million, and financial futures with an aggregate notional amount of $324 million. Net negative market valuation adjustments on these derivatives were $13 million and $16 million for the three and nine months ended September 30, 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $10 million and negative $18 million for the three months ended September 30, 2011 and 2010, respectively. Net valuation adjustments on interest rate agreements at Acacia were negative $24 million and negative $59 million for the nine months ended September 30, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. For the three and nine months ended September 30, 2011, these hedges decreased in value by $38 million and $40 million, respectively, which was recorded as a decrease to accumulated other comprehensive income, a component of equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $65 million at September 30, 2011 and $29 million at December 31, 2010. For both the three months ended September 30, 2011 and 2010 we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the nine months ended September 30, 2011 and 2010, we reclassified $3 million of unrealized losses on derivatives to interest expense.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2011 and 2010.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net interest expense on cash flow interest rate agreements	$(1,637)	$(1,486)	$(4,803)	$(2,523)
Realized net (expense) income due to net ineffective portion of hedges	(5)	19	(18)	(7)
Realized net losses reclassified from other comprehensive income	(1,067)	(1,058)	(3,211)	(2,604)
Total Interest Expense	$(2,709)	$(2,525)	$(8,032)	$(5,134)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 9. Derivative Financial Instruments  – (continued)

Credit Derivatives

At September 30, 2011 and December 31, 2010, we had no outstanding CDS contracts or obligations. During the nine months ended September 30, 2010, the reference securities underlying our CDS experienced principal losses and corresponding obligations of $20 million.

Derivative Counterparty Credit Risk

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

At September 30, 2011, Redwood had outstanding derivative agreements with eight bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At September 30, 2011, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

Note 10. Other Assets

Other assets at September 30, 2011 and December 31, 2010, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2011	December 31, 2010
REO	$6,554	$14,481
Fixed assets and leasehold improvements	2,967	3,692
Margin posted, net	57,080	16,233
Investment receivable	2,241	883
Income tax receivables	4,736	1,243
Prepaid expenses	2,221	1,973
Other	381	157
Total Other Assets	$76,180	$38,662

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at September 30, 2011 was $7 million, which includes the net effect of $8 million related to transfers into REO during the first nine months of 2011, offset by $15 million of REO liquidations and $1 million of negative market valuation adjustments. At September 30, 2011, there were 49 REO properties recorded on our consolidated balance sheet, all of which were owned at Sequoia. At December 31, 2010, there were 83 REO properties recorded on our balance sheet, of which 81 were owned at Sequoia and two were owned at Redwood. Properties located in Michigan, Georgia, Ohio, and California accounted for 65% of our REO properties at September 30, 2011.

Margin posted, net, was $57 million at September 30, 2011, resulting from margin calls from our swap and master repurchase agreement counterparties that required us to post collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 11. Short-term Debt

At September 30, 2011, we had no short-term debt outstanding. For the three months ended September 30, 2011, the average balance of short-term debt outstanding was $18 million, with a weighted average interest rate of 1.72%. For the nine months ended September 30, 2011, the average balance of short-term debt outstanding was $23 million, with a weighted average interest rate of 1.58%. At December 31, 2010, we had short-term debt outstanding of $44 million, which was repaid in March 2011.

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

In 2011, we securitized $671 million of loans through our Sequoia program and issued $640 million of ABS to third-parties. In July 2011, we transferred $365 million of residential securities into a resecuritization, with $245 million of ABS issued to third-parties. The components of ABS issued by consolidated securitization entities we sponsored at September 30, 2011 and December 31, 2010, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,813,642	$2,894,156	$232,006	$6,939,804
Interest-only certificates	17,950	—	—	17,950
Unamortized premium	1,357	—	—	1,357
Unamortized discount	(6,166)	—	—	(6,166)
Fair value adjustment, net	—	(2,659,921)	—	(2,659,921)
Total ABS Issued	$3,826,783	$234,235	$232,006	$4,293,024
Range of weighted average interest rates, by series	0.38% to 4.39%	0.76% to 1.93%	2.19%
Stated maturities	2014 – 2047	2039 – 2052	2046
Number of series	39	10	1

	December 31, 2010
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,445,882	$2,956,657	$—	$6,402,539
Interest-only certificates	15,587	—	—	15,587
Unamortized premium	1,726	—	—	1,726
Unamortized discount	(4,694)	—	—	(4,694)
Fair value adjustment, net	—	(2,653,580)	—	(2,653,580)
Total ABS Issued	$3,458,501	$303,077	$—	$3,761,578
Range of weighted average interest rates, by series	0.45% to 4.40%	0.76% to 1.88%	—
Stated maturities	2014 – 2047	2039 – 2052	—
Number of series	37	10	—

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 12. Asset-Backed Securities Issued  – (continued)

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. At September 30, 2011, $4.2 billion of ABS issued ($6.89 billion principal balance) had contractual maturities of over five years and $51 million of ABS issued ($51 million principal balance) had contractual maturities of one to five years. Amortization of the resecuritization and Sequoia deferred ABS issuance costs was $1 million and $2 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the accrued interest payable on ABS issued at September 30, 2011 and December 31, 2010. Interest due on Sequoia and resecuritization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2011	December 31, 2010
Sequoia	$4,236	$2,356
Acacia	2,687	2,911
Resecuritization	72	—
Total Accrued Interest Payable on ABS Issued	$6,995	$5,267

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2011 and December 31, 2010.

Collateral for Asset-Backed Securities Issued

	September 30, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,928,677	$12,563	$—	$3,941,240
Real estate securities	—	272,222	349,764	621,986
REO	6,554	—	—	6,554
Restricted cash	283	16,632	—	16,915
Accrued interest receivable	7,925	2,082	987	10,994
Total Collateral for ABS Issued	$3,943,439	$303,499	$350,751	$4,597,689

	December 31, 2010
(In Thousands)	Sequoia	Acacia	Resecuritization		Total
Real estate loans	$3,542,159	$19,850	$		$3,562,009
Real estate securities	—	327,919			327,919
Other investments	—	—			—
REO	14,241	—			14,241
Restricted cash	331	21,790			22,121
Accrued interest receivable	6,264	2,735			8,999
Total Collateral for ABS Issued	$3,562,995	$372,294		$—	$3,935,289

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.62% and 3.34% for the nine months ended September 30, 2011 and 2010, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% for the nine months ended September 30, 2011. The earliest optional redemption date without penalty is January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.62% and 3.34% for the nine months ended September 30, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% for the nine months ended September 30, 2011. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both September 30, 2011 and December 31, 2010, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At September 30, 2011, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $11 million. Operating lease expense was $1 million for both the nine months ended September 30, 2011 and 2010.

The following table presents our future lease commitments at September 30, 2011, giving effect to the amendment.

Future Lease Commitments by Year

(In Thousands)	September 30, 2011
2011 (three months)	$533
2012	1,913
2013	1,759
2014	1,800
2015	1,756
2016 and thereafter	3,691
Total	$11,452

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

In the third quarter of 2011, we entered into a follow-on lease agreement for our executive office. The new lease, which goes into effect in the second quarter of 2012, will replace our existing lease at that time and expire in 2018. The total payments required under both the current and follow-on lease will be recognized as office rent expense on a straight-line basis over the respective lease terms. In the third quarter of 2011, we also relocated our New York office and entered into a new lease agreement. This lease expires in 2015 and accounts for approximately ten percent of our future lease obligation.

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. The unamortized leasehold improvement balance was $2 million and $3 million, respectively, at September 30, 2011 and December 31, 2010.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc.’s and SRF’s motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal balance of approximately $133 million and, at September 30, 2011, had a remaining outstanding principal balance of approximately $29 million. We believe that this claim is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, which motions are now pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal balance of approximately $14.8 million and, at September 30, 2011, had a remaining outstanding principal balance of approximately $3.2 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (FHLB-Chicago). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. § 78A-8(2) & § 78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal balance of approximately $105 million and, at September 30, 2011, had a remaining outstanding principal balance of approximately $43 million. The second of these two Sequoia RMBS was issued with an original principal balance of approximately $379 million and, at September 30, 2011, had a remaining outstanding principal balance of approximately $155 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 14. Commitments and Contingencies  – (continued)

subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

We cannot determine the outcome of any of the above-referenced litigation matters at this time or predict the results with certainty. We cannot be certain that any of these matters will not have a material adverse effect on our results of operations in any future period, and any loss or expense related to any of this litigation could have a material adverse impact on our consolidated financial statements.

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated (as is the case for each of the above-referenced litigation matters), FASB guidance on accounting for contingencies provides that an estimate of possible loss or range of loss be disclosed unless such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of rescission and the related statutory interest rate, our belief that these litigations are without merit, and our intent to defend these actions vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters. These rights and obligations could offset or increase our potential losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and nine months ended September 30, 2011.

Stockholders’ Equity

(In Thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$1,024,510	$1,064,753
Net income attributable to Redwood Trust, Inc.	1,297	28,901
Distributions to shareholders	(20,114)	(60,474)
Unrealized gains on securities and derivatives, net	(48,312)	(80,030)
Other changes in equity, net	1,564	5,795
Balance at End of Period	$958,945	$958,945

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 15. Equity  – (continued)

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income at September 30, 2011 and December 31, 2010.

(In Thousands)	September 30, 2011	December 31, 2010
Net unrealized gains on real estate securities	$97,779	$137,360
Less: Unrealized losses attributable to noncontrolling interest	—	(4,164)
Net unrealized gains on real estate securities recognized in equity	97,779	141,524
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(65,470)	(29,185)
Total Accumulated Other Comprehensive Income	$32,309	$112,339

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third-parties. During the second quarter of 2011, the Fund sold all remaining securities and during the third quarter of 2011, the Fund distributed all remaining cash to investors, and had no assets or liabilities at September 30, 2011. There was no noncontrolling interest on our consolidated balance sheet at September 30, 2011. Of the total equity recorded on our consolidated balance sheet at December 31, 2010, $11 million was noncontrolling interest. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding.

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2011 and 2010.

Basic and Diluted Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Basic Earnings Per Common Share:
Net income attributable to Redwood	$1,297	$19,898	$28,901	$95,343
Less: Dividends and undistributed earnings allocated to participating securities	520	539	1,659	2,655
Net income allocated to common shareholders	$777	$19,359	$27,242	$92,688
Basic weighted average common shares outstanding	78,470,625	77,901,970	78,275,796	77,794,106
Basic Earnings Per Common Share	$0.01	$0.25	$0.35	$1.19
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$1,297	$19,898	$28,901	$95,343
Less: Dividends and undistributed earnings allocated to participating securities	520	541	1,659	2,235
Net income allocated to common shareholders	$777	$19,357	$27,242	$93,108
Basic weighted average common shares outstanding	78,470,625	77,901,970	78,275,796	77,794,106
Net effect of dilutive equity awards	—	1,059,235	—	969,583
Diluted weighted average common shares outstanding	78,470,625	78,961,205	78,275,796	78,763,689
Diluted Earnings Per Common Share	$0.01	$0.25	$0.35	$1.18

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 15. Equity  – (continued)

For the three and nine months ended September 30, 2011, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income for each of these periods. Therefore, diluted earnings per common share was computed in the same manner as basic earnings per share. For the three and nine months ended September 30, 2010, there were 1,059,235 and 969,583, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three and nine months ended September 30, 2011, the number of outstanding equity awards that were antidilutive totaled 1,689,546 and 1,850,659, respectively, under the two-class method. For the three and nine months ended September 30, 2010, the number of outstanding equity awards that were antidilutive totaled 648,963 and 590,578, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three and nine months ended September 30, 2011, there were 222,386 shares acquired under the plan. At September 30, 2011, there remained 4,435,685 shares available for repurchase under this plan.

Note 16. Equity Compensation Plans

At September 30, 2011 and December 31, 2010, 1,192,148 and 1,052,826 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $13 million at September 30, 2011, as shown in the following table.

	Nine Months Ended September 30, 2011
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$1,390	$14,420	$3,320	$—	$19,130
Equity grants	—	7	637	—	120	764
Equity compensation cost	—	(355)	(5,397)	(854)	(90)	(6,696)
Unrecognized Compensation Cost at End of Period	$—	$1,042	$9,660	$2,466	$30	$13,198

At September 30, 2011, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At September 30, 2011 and December 31, 2010, there were 455,115 and 459,115, respectively, of fully vested stock options outstanding. There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2011.

For the three and nine months ended September 30, 2011 and 2010, there were no stock options exercised. For the nine months ended September 30, 2010, there were 11,500 stock options exercised with an intrinsic value or gain (fair market value less exercise price) of a negligible amount.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 16. Equity Compensation Plans  – (continued)

Restricted Stock

At September 30, 2011 and December 31, 2010, there were 100,871 and 119,071 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2015. There were no restricted stock awards granted during the three months ended September 30, 2011. There were 1,647 restricted stock awards granted during the nine months ended September 30, 2011.

Deferred Stock Units

At September 30, 2011 and December 31, 2010, there were 1,943,599 and 2,351,804 DSUs outstanding, respectively, of which 1,000,963 and 1,042,341, respectively, had vested. There were 5,803 and 65,971 DSUs granted during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, the number of DSUs distributed to participants in the Executive Deferred Compensation Plan (EDCP) totaled 3,098 and 456,640, respectively. During the three months ended September 30, 2011, there were no cash distributions to participants in the EDCP. Cash distributions to EDCP participants of some of their previously deferred compensation totaled less than $1 million during the nine months ended September 30, 2011.

In March 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated to June 1, 2010, in connection with the announcement that he would retire from serving as Chief Executive Officer in the second quarter of 2010. We recorded a $4 million equity compensation expense during the three months ended March 31, 2010, related to the modification of these DSUs. No such equity award modifications occurred during the nine months ended September 30, 2011.

Performance Stock Units

At both September 30, 2011 and December 31, 2010, there were 243,754 PSUs outstanding, none of which had vested. These PSUs may cliff vest on November 30, 2013, the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (Three-Year TSR). The number of underlying shares of our common stock that will vest on November 30, 2013, will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted on November 30, 2010, adjusted (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. At September 30, 2011 and December 31, 2010, 143,546 and 121,643 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 17. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2011 and 2010 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Fixed compensation expense	$3,702	$3,362	$11,643	$11,444
Variable compensation expense	863	2,206	2,109	5,389
Equity compensation expense	1,929	1,507	6,696	9,643
Total compensation expense	6,494	7,075	20,448	26,476
Systems	2,124	2,220	5,979	5,531
Office costs	1,517	1,791	4,838	5,338
Accounting and legal	1,022	852	2,566	2,362
Other operating expenses	350	307	1,276	1,071
Total Operating Expenses	$11,507	$12,245	$35,107	$40,778

Note 18. Taxes

For each of the three and nine months ended September 30, 2011 and 2010, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2011 and 2010.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30,
	2011	2010
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable income from GAAP income	(41.1)%	(41.1)%
Effective Tax Rate	0.1%	0.1%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2010, State — years 2005 to 2010) and concluded at September 30, 2011 and December 31, 2010, that we had no material unrecognized tax liabilities.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in Part II, Item 1A of this quarterly report on Form 10-Q and those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential mortgage loans and our ability to compete to originate and acquire commercial real estate loans; (ii) our future investment strategy and our ability to find investments with attractive risk return profiles, including, without limitation, statements relating to our efforts to acquire residential mortgage loans, make commercial real estate investments, and make residential investments in the secondary market; (iii) statements relating to our plan to acquire loans included in our pipeline of residential mortgage loans that, as of the end of the third quarter of 2011, we planned to purchase through our conduit program and our plan to acquire additional loans that we have already added, or plan in the future to add, to our pipeline after the end of the third quarter of 2011, including loan included in our pipeline of residential mortgage loans as of October 31, 2011; (iv) our statements that changes in the conforming loan limits are expected to result in incremental volume for our residential loan conduit and that our residential loan conduit could also benefit from banks exiting the correspondent mortgage lending business or otherwise refocusing their business on retail customers; (v) our statement, in respect of the risk management activities we carry out relating to our pipeline of residential mortgage loans we own or plan to acquire for future securitization, that under normal market conditions and assuming we have hedged well, we would expect our risk management derivatives to keep our pipeline economically neutral to changing interest rates (i.e., that the gain or loss on our derivatives would roughly match a loss or gain in the value of our pipeline of loans); (vi) our expectations relating to income statement volatility; (vii) future securitization transactions, the timing of the completion of those future securitization transactions, and the number and size of such transactions we expect to complete in 2011 and future periods, which future securitizations may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future securitization transactions and our ability to finance loan acquisitions through the execution of securitization transactions; (viii) our statement that we expect to reverse an aggregate of $7 million of loan loss reserves that relate to eleven Sequoia securitization entities in future periods upon the retirement or deconsolidation of those entities; (ix) that we do not expect to need to raise equity capital financing over the next couple of quarters (which expectation, we note, could change as 2012 unfolds), that we would consider raising equity or another form of long-term capital only when investment opportunities make raising capital attractive, and that we have exhausted our ability to raise financing through other sources; (x) statements relating to our estimates of our investment capacity (including that we estimate our investment capacity was $206 million at September 30, 2011), our short-term borrowing capacity, our excess capital, and the amount of cash we need to cover short-term operations, working capital, and a liquidity cushion; (xi) our statement that we may use mortgage warehouse borrowing facilities to finance the acquisition of residential mortgage loans in the future; (xii) future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets (e.g., the CMBS market), and the related potential opportunities for our residential and commercial businesses; (xiii) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations and our belief that the housing market is in the process of forming a bottom and our expectation that housing, in general, will not be a significantly appreciating asset class for several years; (xiv) our beliefs about the future direction of commercial real estate fundamentals and statements regarding the competitive landscape for and availability of financing for commercial real estate; (xv) our expectation that in the near term our commercial real estate loan originations are likely to be in the range of $25 million to $50 million per quarter in the near future and our statement that we could see origination volumes at the higher end of this range; (xvi) statements relating to the impact of recent and future legislative and regulatory changes that affect our business, the regulation of securitization transactions, and the mortgage finance markets, the manner in which the reform of the GSEs, including Fannie Mae and Freddie Mac, may take place and the timeline for that reform; (xvii) our statement that we are optimistic that any regulatory changes relating to the Investment Company Act exclusion that we rely on will not have a negative impact on us or companies like us; (xviii) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate may require changes in the future; (xix) expectations regarding future interest income, future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; and (xx) our expectations and estimates relating to tax accounting and our anticipation of additional credit losses for tax purposes in 2011 and future periods and the level of those losses.

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

Historically, we have also sponsored other entities: a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the Fund), and Acacia securitization entities that we also manage. The Fund was and the Acacia securitization entities are generally invested in a variety of real estate related assets. Our investments in these entities are currently financed with equity and long-term debt. We are not currently seeking to sponsor other entities like the Fund and the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio.

Each securitization and resecuritization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. For financial reporting purposes, we are required to consolidate the assets and liabilities of the resecuritization we engaged in during the third quarter of 2011, and the assets and liabilities of many of the Sequoia and Acacia securitization entities we have sponsored. Prior to the third quarter of 2011, we consolidated the assets, liabilities, and noncontrolling interests of the Fund.

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

Business Update — Third Quarter 2011

We made steady progress building our residential and commercial businesses in the third quarter despite challenging market conditions. We completed another residential mortgage securitization, continued to put capital to work in our commercial business, and were able to invest additional capital in secondary residential mortgage securities at attractive yields. When it comes to our financial performance, we are not satisfied with our third quarter results. While the negative impact of market conditions combined with our accounting treatment for certain risk management derivatives (which is discussed in the “Hedging our Residential Loan Pipeline” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation) certainly contributed to these results, we believe we need to put more capital to work at attractive levels and further leverage our cost structure. Progress has been slower than we would like, but we are encouraged by the operating progress in our businesses and believe we are headed in the right direction.

Our GAAP net income for the third quarter of 2011 was $1 million (or $0.01 per share), down from $9 million (or $0.11 per share) reported for the second quarter of 2011. The decline in net income was largely driven by falling interest rates, which resulted in a $13 million ($0.17 per share) negative mark-to-market adjustment on derivatives primarily used to manage risks associated with the residential loans we owned or planned to purchase for securitization. Our financial results are presented in more detail throughout this quarter’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The third quarter can be characterized by the significant market dislocation evident throughout the credit markets. The well-documented causes of the dislocation include the debt crisis in Europe, the debt ceiling conflicts in the U.S., and deteriorating global economic fundamentals. These factors, among others, caused investors to pursue safer and more liquid investments, driving the 10-year Treasury bond from an interest yield of 3.16% at the beginning of the third quarter, to a low of 1.72% later in the quarter. With this challenging environment as a backdrop, we were encouraged by our ability to invest capital. Our long-term investments increased by $70 million in the third quarter, which is net of $20 million of paydown (there were no sales). This capital was invested across our businesses — in commercial loans ($27 million), residential securities acquired in the secondary markets ($44 million), and securities created through our residential loan business ($19 million).

Residential Mortgage Loan Business

We completed our second residential securitization of 2011 in September, marking our third securitization since we restarted our residential mortgage loan business in 2010. While we take some satisfaction from completing the transaction and from being the first and only company to securitize newly originated residential mortgage loans without government subsidies since 2008, there are still many issues to be resolved before the market recovers and we are potentially joined by other issuers. Presumably, regulators from several government agencies are trying to absorb and analyze the numerous highly detailed comment letters submitted by market participants related to risk retention and the definition of a qualified mortgage in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). We will not be surprised if the process is delayed or if another request for comment is issued by these agencies. There are other long-pending issues related to mortgage servicing, disclosure, and the role of the credit rating agencies that also need to be resolved. Although we don’t expect these issues will be resolved soon, they have not stopped us from moving ahead with our residential loan business.

During the third quarter we added five loan originators, bringing the total number of originators that we may purchase loans to ten. Additionally, there were sixteen originators that were in various stages of implementation. We purchased $405 million of loans in the third quarter, as compared to $152 million in the second quarter, and finished the third quarter with $227 million in loans on our consolidated balance sheet and an additional $295 million of loans we plan to purchase. At October 31, 2011, loans held on our balance sheet for future securitization and loans we plan to purchase totaled $570 million. We expect to complete our next securitization late in the fourth quarter of 2011 or in the first quarter of 2012.

Residential Portfolio Business

The third quarter was a difficult quarter for credit markets, including the market for non-agency Residential Mortgage-Backed Securities (RMBS). Non-agency RMBS backed by subprime and option ARM loans declined by 5% to 10% in price, while higher credit quality RMBS did not, in general, experience the same magnitude of price declines, as investors sought safety and limited their risk exposure. Bid-ask spreads widened in the third quarter, making it more difficult to transact on securities. Despite these challenges, we managed to invest $43 million of capital in prime RMBS at yields not attainable in the first two quarters of 2011.

For the remainder of the 2011, we believe there will be additional opportunities to make residential investments at attractive risk return profiles. We believe that Wall Street dealers are holding a higher inventory of RMBS than they might by year-end as a result of increased funding pressures and the prospect of higher capital requirements. Making long-term investments in securities with credit-risk profiles we find attractive — especially during periods of illiquidity when returns relative to credit risk are often most attractive — has been a core investment philosophy of ours. We hope to be able to apply that discipline in the months ahead.

Commercial Loan Business

Our commercial group continued to patiently invest capital in the third quarter, and it appears the turbulence we see in the commercial markets may increase our opportunities in the near term. With credit spreads increasing in the Commercial Mortgage-Backed Securities (CMBS) market, issuers have been forced to increase subordination levels in recent deals. As a result, the surge in CMBS volume that began in late 2010 had slowed significantly by the third quarter and continued at a more moderate pace through October 2011. Despite the slowdown in activity, forecasters are calling for CMBS issuance volume of $30 billion for 2011, which would still be a threefold increase from the prior year.

The slowdown in CMBS issuance has enabled portfolio lenders to increase their market share. We expect the demand for mezzanine financing will grow and the relative predictability of high quality commercial real estate cash flows will continue to attract capital. During the third quarter, we invested $27 million of capital through the origination of three commercial mezzanine loans. We also originated a $15 million mezzanine loan early in the fourth quarter, bringing the portfolio total to $113 million at October 31, 2011. These loans are, for example, backed by stabilized multi-family properties, central business district office buildings in major markets, necessity/grocery-anchored retail centers, and hotels with strong brands and operators. Our portfolio has a weighted average maturity of over five years, an average yield above 10%, an average LTV ratio of 73% at origination, and an average debt service coverage ratio of 1.15x at origination, as determined in accordance with our underwriting guidelines for commercial loans.

Looking forward, competition for higher quality assets in specific markets may continue to drive asset values up and capitalization rates down. We continue to observe significant transaction activity, particularly for stabilized income-producing assets against a backdrop of improving fundamentals on a property level. In the near term, we expect to be able to originate commercial loans in the aggregate amount of $25 million to $50 million per quarter.

Outlook

We continue to proceed with building our residential conduit and commercial businesses. As we move forward with these goals in mind, we remain focused on the challenges we continue to face, such as the current level of federal government intervention in the mortgage market. While the temporary increase in the size limits for loans eligible for purchase by Fannie Mae and Freddie Mac (“conforming limits”) was allowed to expire at the end of September 2011, efforts have been undertaken by various lobbyists to restore the higher limit. In late October 2011, the United States Senate voted in favor of a measure to raise the limit back to recent levels for two more years. To be enacted, the U.S. House of Representatives and the President would need to approve the increase. We do not believe the proposed increase is likely to be approved, as both the Republican-controlled House of Representatives and the Obama Administration have consistently been in favor of lowering the conforming limits over time, but we can’t be sure. Regardless of where the conforming loan limits ultimately settle, we continue to believe that the best way to bring more private capital to the mortgage market is for the government to begin reducing its approximately 90% share of the residential mortgage market.

In the third quarter, the SEC published a Concept Release relating to the status of companies, like Redwood, that rely on a certain exclusion from the definition of an “investment company” in the Investment Company Act. In summary, this exclusion exempts companies that are primarily engaged in the mortgage banking business. Registered investment companies, such as mutual funds, are subjected to a high level of SEC regulatory oversight — generally including, daily disclosure of changes in net asset values and limitations on financial leverage and transactions with affiliates. We believe that the SEC’s Concept Release was prompted by a concern for protecting retail investors in externally-managed, leveraged, fund-like companies whose business is exclusively focused on investing in mortgage-backed securities. In contrast, we believe that our residential and commercial mortgage businesses are of the types of businesses that were intended to be within the scope of the exemption. We are optimistic that any regulatory changes that may eventually result from the SEC’s Concept Release will not have a negative impact on companies such as ours. If we are wrong, it may require wholesale and adverse changes to our business model and operations.

In the fourth quarter, regulatory changes were enacted to the Home Affordable Refinance Program (the “Program”). We do not expect these changes to have a significant impact on our residential loan business. The revisions to the Program are intended to increase refinance opportunities for current borrowers whose loans are owned or guaranteed by Fannie Mae or Freddie Mac. Refinance help for similarly situated borrowers who were financed through private RMBS is not currently available.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $1 million ($0.01 per share) for the third quarter of 2011, as compared to $20 million ($0.25 per share) for the third quarter of 2010. We declared regular quarterly dividends of $0.25 per share for both the third quarters of 2011 and 2010.

The following table presents the components of our GAAP net income for the three and nine months ended September 30, 2011 and 2010.

Table 1 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Interest income	$53,396	$59,015	$160,684	$174,301
Interest expense	(24,317)	(23,695)	(69,923)	(63,040)
Net interest income	29,079	35,320	90,761	111,261
Provision for loan losses	(3,978)	(2,436)	(8,367)	(16,233)
Market valuation adjustments, net	(13,448)	(1,573)	(30,335)	(19,935)
Net interest income after provision and market valuation adjustments	11,653	31,311	52,059	75,093
Operating expenses	(11,507)	(12,245)	(35,107)	(40,778)
Realized gains on sales and calls, net	1,145	1,566	10,844	61,985
Provision for income taxes	(14)	(202)	(42)	(254)
Less: Net (loss) income attributable to noncontrolling interest	(20)	532	(1,147)	703
Net Income	$1,297	$19,898	$28,901	$95,343
Diluted weighted average common shares outstanding	78,470,625	78,961,205	78,275,796	78,763,689
Net earnings per share	$0.01	$0.25	$0.35	$1.18

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Market Valuation Adjustments (MVA)

Net interest income after provision and MVA was $12 million for the third quarter of 2011, as compared to $31 million for the third quarter of 2010, a decrease of $19 million. This decrease was primarily due to declining benchmark interest rates that reduced the market values of our risk management derivatives, a decrease in our average holdings of securities that reduced interest income, and a modestly higher provision for our legacy Sequoia entities.

Market valuation adjustments, net, were negative $13 million for the third quarter of 2011, as compared to negative $2 million for the third quarter of 2010, an adverse change of $11 million. The following table details the components of the change for both the three and nine months ended September 30, 2011 and 2010.

Table 2 Components of MVA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Commercial real estate loans (fair value)	$(184)	$3	$1,358	$7,347
Residential real estate loans (held-for-sale)	363	159	374	335
Trading securities	(5,359)	47,375	4,963	65,854
Impairment on AFS securities	(1,083)	(2,580)	(5,171)	(8,742)
REO	(255)	(620)	(1,416)	(1,979)
Risk management derivatives	(23,460)	(20,207)	(40,216)	(63,051)
ABS issued – Acacia	16,530	(25,703)	9,773	(19,699)
Total Market Valuation Adjustments, Net	$(13,448)	$(1,573)	$(30,335)	$(19,935)

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire at Redwood, we may enter into various interest-rate derivatives, since the value of our loans changes with the level of interest rates. When we incur a gain or loss on these derivatives due to a change in interest rates, this amount is generally intended to offset a corresponding change in the value of the loans. For financial reporting purposes, the periodic gain or loss on derivatives classified as trading instruments is reflected in our consolidated statements of income as it is incurred, while any corresponding change in the value of the loans may be taken through lower or higher interest income over time. Thus, while risk management derivatives are intended to protect economic values, the accounting treatment can result in unavoidable periodic mismatches that affect our reported results. See the “Hedging our Residential Loan Pipeline” section of this Management’s Discussion and Analysis for additional analysis of risk management derivatives.

Operating Expenses

Operating expenses were $12 million for both the third quarters of 2011 and 2010.

Realized Gains on Sales and Calls, Net

Realized gains on sales and calls, net, were $1 million for the third quarter of 2011, a slight decline from the third quarter of 2010. During the third quarter of 2011, we recognized a $256 thousand loss upon deconsolidation of the Fund. The following table details the components of realized gains on sales and calls, net, for the three and nine months ended September 30, 2011 and 2010.

Table 3 Realized Gains on Sales and Calls, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net gains on sales of real estate securities	$—	$22	$9,141	$53,213
Net gains on repurchase of Sequoia ABS	—	—	—	6,959
Net gains on extinguishment of debt	569	39	817	317
Net gains on calls	832	1,494	1,142	1,494
Loss on deconsolidation	(256)	—	(256)	—
Net losses on U.S. Treasuries	—	11	—	2
Total Realized Gains on Sales and Calls, Net	$1,145	$1,566	$10,844	$61,985

Estimated Taxable Income (Loss) for Federal Tax Purposes

Our estimated total taxable income was $6 million ($0.07 per share) for the third quarter of 2011, as compared to a taxable loss of $9 million ($0.11 per share) for the third quarter of 2010. Our estimated REIT taxable income was $7 million ($0.09 per share) for the third quarter of 2011, as compared to a REIT taxable loss of $9 million ($0.11 per share) for the third quarter of 2010. Total realized credit losses on subordinate securities for the third quarters of 2011 and 2010 were $12 million ($0.15 per share) and $31 million ($0.40 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualifying REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT.

Summary of Financial Condition, Capital Resources, and Liquidity

At September 30, 2011, our total capital was $1.1 billion, including $959 million in stockholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs. We do not expect a need to raise equity capital over the next couple of quarters, but that could change as 2012 unfolds. We would consider raising equity or another form of long-term capital only when investment opportunities make raising equity capital attractive, providing we have exhausted our ability to raise financing through other sources. We estimate that our investment capacity — or the amount of capital we have readily available to support long-term investments — was $206 million at September 30, 2011. We estimate our investment capacity as (1) cash on hand, plus (2) cash we believe we could raise by increasing short-term borrowings to finance all of our residential mortgage loans held for securitization, less (3) cash needed to cover short-term operations, working capital, and a liquidity cushion. We will continue to look for ways to leverage our capital without taking undue funding risk before raising new capital.

We are engaged in negotiations with financial institution counterparties to establish one or more warehouse credit facilities that will allow us to incur short-term borrowings secured by pledges of residential mortgage loans and we currently anticipate establishing one or more of these facilities during the fourth quarter of 2011. We may also establish other additional short-term borrowing facilities.

Components of Book Value

The following supplemental components of book value table presents our assets and liabilities at September 30, 2011 and June 30, 2011. We show our investments in the Sequoia and Acacia entities and the Fund as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 4 Components of Book Value

(In Millions, Except per Share Data)	September 30, 2011	June 30, 2011
Cash and cash equivalents	$133	$80
Real estate loans
Residential	229	205
Commercial	98	71
Total real estate loans at Redwood	327	276
Real estate securities at Redwood
Residential(1)	770	754
Commercial	6	6
CDO	1	1
Total real estate securities at Redwood	777	761
Investments in Sequoia	101	90
Investments in Acacia	1	1
Investments in the Fund	—	3
Other assets	77	39
Total assets	1,416	1,250
Short-term debt	—	(41)
Long-term debt	(140)	(140)
Asset-backed securities issued – Resecuritization(1)	(232)	—
Other liabilities	(85)	(44)
Stockholders’ Equity	$959	$1,025
Book Value Per Share	$12.22	$13.04

(1)	The assets and liabilities of the resecuritization we engaged in during the third quarter of 2011 are included in Real estate securities at Redwood — Residential and Asset-backed securities issued — Resecuritization, respectively, although these assets and liabilities are owned by the resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the resecuritization entity. At September 30, 2011, the resecuritization accounted for $350 million of real estate securities and $232 million of asset-backed securities issued and our investment in this resecuritization is reflected in the difference between these assets and liabilities.

Changes in Book Value and Estimated Non-GAAP Economic Value

During the third quarter of 2011, our GAAP book value decreased by $0.82 per share to $12.22 per share. The net decrease resulted from $0.01 per share increase from reported earnings, $0.15 per share in net negative valuation decreases on securities not reflected in earnings, $0.47 per share in decreases in value of derivative hedges related to long-term debt not reflected in earnings, $0.25 per share from dividends paid to shareholders, and $0.04 from other net positive items.

At September 30, 2011, our estimate of non-GAAP economic value was $13.33 per share, or $1.11 per share higher than our reported GAAP book value. Approximately $1.06 of this per share difference relates to an economic valuation of our long-term debt of $57 million, which was $83 million below the unamortized cost basis used to determine GAAP book value. An additional $0.06 per share relates to an economic valuation of our net investment in Sequoia of $106 million, which was $5 million above the unamortized cost basis used to determine GAAP book value. These amounts were offset by $0.01 per share relating to an economic valuation of our net investment in the resecuritization we engaged in during the third quarter of 2011 that was $1 million above the unamortized cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Securitization Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At September 30, 2011, we had $133 million in cash and cash equivalents, as compared to $80 million at June 30, 2011, an increase of $53 million. The increase was primarily attributable to cash raised during the third quarter of 2011 from a Sequoia loan securitization and a resecuritization of certain of our senior securities, offset by the acquisition of residential mortgage loans and securities, originations of commercial loans, and posting of margin.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three and nine months ended September 30, 2011. This table illustrates our cash balances at September 30, 2011, June 30, 2011, and December 31, 2010 (each a GAAP amount), and the components of sources and uses of cash organized in a manner consistent with the way management analyzes them by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 5 Sources and Uses of Cash

(In Millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Beginning Cash Balance	$80	$47
Sources of Cash(1)
Loans at Redwood – Principal and Interest	11	22
Proceeds from New Sequoia securitization	379	675
Proceeds from resecuritization	243	243
Securities at Redwood – Principal and Interest(2)
Residential senior	28	91
Residential re-REMIC	2	5
Residential subordinate	7	24
Commercial and CDO	1	2
Sales of securities	—	44
Investments in Consolidated Entities(3)	11	42
Short-term debt	—	41
Margin returned, net	—	3
Changes in working capital	2	4
Total Sources of Cash	$684	$1,196
Uses of Cash
Acquisitions of residential loans	(405)	(658)
Originations of commercial loans	(27)	(68)
Acquisitions of securities(4)	(48)	(90)
Investment in New Sequoia	(19)	(34)
Short-term debt repayment	(41)	(85)
Cash operating expenses	(10)	(39)
Margin posted, net	(33)	(44)
Derivative pair-off	(9)	(9)
Interest expense on long-term debt	(2)	(6)
ABS issued – Principal and Interest(2)	(14)	(14)
Dividends	(20)	(60)
Common share repurchase	(3)	(3)
Total Uses of Cash	(631)	(1,110)
Net Sources of Cash	53	86
Ending Cash Balance	$133	$133

(1)	Cash flow from securities and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments in a given period is not necessarily reflective of the long-term economic return we will earn on the investments; and (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period.
(2)	Sources of cash from residential securities include the cash received from the securities that were included in the resecuritization we engaged in during the third quarter of 2011, and ABS issued — principal and interest reflect payments in respect of ABS issued in that resecuritization.
(3)	This table excludes the gross cash flow generated by our investments in the Sequoia and Acacia entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(4)	Total acquisitions of securities in the third quarter of 2011 were $44 million. Securities acquisitions of $4 million made in the second quarter that settled in July are reflected in the third quarter. There were no unsettled trades at the end of the third quarter.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at September 30, 2011. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 6 Securities at Redwood by Vintage and as a Percentage of Total Securities

September 30, 2011 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$12	$202	$63	$277	36%
Non-prime	104	189	6	299	38%
Total Senior	116	391	69	576	74%
Re-REMIC prime	2	19	92	113	15%
Subordinate
Prime	61	6	4	71	9%
Non-prime	10	—	—	10	1%
Total Subordinate	71	6	4	81	10%
Total Residential	189	416	165	770	99%
Commercial	6	—	—	6	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$195	$417	$165	$777	100%

During the third quarter of 2011, our securities portfolio increased from $761 million to $777 million. This increase is attributable to acquisitions of $44 million, offset by $20 million from the effect of principal paydowns and $8 million from the net effect of gains on sales, calls and valuation changes. Our third quarter acquisitions included $3 million of prime subordinate securities, $3 million of prime senior securities, $1 million of non-prime senior securities, and $37 million of re-REMIC securities. Through October 31, 2011, we acquired $14 million of securities at Redwood.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At September 30, 2011, we had net unrealized gains of $32 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, an $80 million decrease from the net unrealized gains of $112 million at December 31, 2010. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the nine months ended September 30, 2011.

Table 7 Accumulated Other Comprehensive Income

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2010	$87	$52	$5	$1	$(4)	$(29)	$112
OTTI recognized in OCI	—	—	(1)	—	—	—	(1)
Net unrealized loss on real estate securities	(36)	(6)	(8)	—	—	—	(50)
Net unrealized loss on interest rate agreements	—	—	—	—	—	(40)	(40)
Reclassification:
Other-than-temporary impairment to net income	1	—	2	1	—	—	4
Unrealized loss to noncontrolling interest	—	—	—	—	4	—	4
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	3	3
Accumulated Income (Loss) Recognized in Stockholders’ Equity at September 30, 2011	$52	$46	$(2)	$2	$—	$(66)	$32

During the first nine months of 2011, $4 million of net unrealized losses were reclassified to earnings upon recognition of other-than-temporary impairment (OTTI), $1 million of OTTI were recognized in unrealized losses, and $50 million of fair value decreases on securities were recognized in net unrealized gains. A portion of these fair value changes, $4 million, was attributable to AFS securities owned at the Fund and reclassified to noncontrolling interest.

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations currently flow — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The significant decline in benchmark interest rates during the third quarter of 2011 caused a $37 million decline in the value of these derivatives, accounting for 56% of the book value decline in the third quarter. At September 30, 2011, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $66 million, a $37 million reduction from the net unrealized loss of $29 million at December 31, 2010. During the first nine months of 2011, $3 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $40 million of valuation decreases associated with derivatives currently accounted for cash flow hedges were recognized in other comprehensive income.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, we have a long-term view on the underlying hedging relationships. For instance, the derivative hedges closely match the terms of our long-term debt, which has a remaining life of approximately 26 years. At some point during this time frame, interest rates may rise, increasing the value of these hedges. Through October 31, 2011, as a result of the recent rise in rates, our long-term debt hedges have recovered in value by approximately $9 million quarter-to-date.

Investments in Securitization Entities

The estimated carrying value of our investments in the Sequoia and Acacia entities totaled $102 million, or 11% of our equity at September 30, 2011. During the third quarter of 2011, cash flow generated by our investments on these entities totaled $8 million.

At September 30, 2011, the estimated carrying value of our investments in Sequoia entities was $101 million and management’s estimate of the non-GAAP economic value was $106 million. The non-GAAP economic value of New Sequoia was $49 million and the non-GAAP economic value of Legacy Sequoia was $57 million. The $101 million estimate of carrying value represents the difference between the carrying costs of the assets ($3.9 billion at September 30, 2011) and liabilities ($3.8 billion at September 30, 2011) owned at the consolidated Sequoia entities. The $106 million estimate of economic value consists of $53 million of interest-only securities (IOs) and $53 million of senior and subordinate securities and is calculated using the same valuation process that we follow to fair value our other real estate securities.

At September 30, 2011, the estimated carrying value of our investments in the Acacia entities was $1 million.

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

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $57 million estimate of non-GAAP economic value of our long-term debt based on its stated interest rate using the same valuation process used to fair value our other financial assets and liabilities. The differences between the GAAP carrying value of our investments in Sequoia entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Securitization Entities.”

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent), New Sequoia (Sequoia securitization entities issued in 2010 and subsequent periods), and Other Consolidated Entities in order to supplement our consolidated GAAP results for the three and nine months ended September 30, 2011 and 2010. The interest income and expense related to the resecuritization we engaged in during the third quarter of 2011 are included at Redwood (Parent). Additionally, these tables present the New Sequoia securitization entities separately from Other Consolidated Entities to highlight our renewed focus on growing our core business of creating residential credit investments. Other Consolidated Entities include Sequoia entities issued prior to 2010, Acacia entities, and the Fund.

Table 8 Consolidating Income Statements

	Three Months Ended September 30, 2011
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$28,220	$4,648	$20,528	$—	$53,396
Interest expense	(3,583)	(3,928)	(16,806)	—	(24,317)
Net interest income	24,637	720	3,722	—	29,079
Provision for loan losses	—	(8)	(3,970)	—	(3,978)
Market valuation adjustments, net	(12,337)	—	(1,111)	—	(13,448)
Net interest income (loss) after provision and market valuation adjustments	12,300	712	(1,359)	—	11,653
Operating expenses	(11,451)	—	(56)	—	(11,507)
Realized gains on sales and calls, net	576	—	569	—	1,145
Income from New Sequoia	712	—	—	(712)	—
Loss from Other Consolidated Entities	(826)	—	—	826	—
Noncontrolling interest	—	—	20	—	20
Net income (loss) before provision for taxes	1,311	712	(826)	114	1,311
Provision for income taxes	(14)	—	—	—	(14)
Net Income (Loss)	$1,297	$712	$(826)	$114	$1,297

	Three Months Ended September 30, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$26,445	$2,315	$30,255	$—	$59,015
Interest expense	(2,621)	(1,760)	(19,314)	—	(23,695)
Net interest income	23,824	555	10,941	—	35,320
Provision for loan losses	—	(9)	(2,427)	—	(2,436)
Market valuation adjustments, net	114	—	(1,687)	—	(1,573)
Net interest income after provision and market valuation adjustments	23,938	546	6,827	—	31,311
Operating expenses	(12,207)	—	(38)	—	(12,245)
Realized gains on sales and calls, net	1,505	—	61	—	1,566
Income from New Sequoia	546	—	—	(546)	—
Income from Other Consolidated Entities	6,318	—	—	(6,318)	—
Noncontrolling interest	—	—	(532)	—	(532)
Net income before provision for taxes	20,100	546	6,318	(6,864)	20,100
Provision for income taxes	(202)	—	—	—	(202)
Net Income	$19,898	$546	$6,318	$(6,864)	$19,898

	Nine Months Ended September 30, 2011
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$82,042	$11,964	$66,678	$—	$160,684
Interest expense	(8,518)	(10,208)	(51,197)	—	(69,923)
Net interest income	73,524	1,756	15,481	—	90,761
Provision for loan losses	—	(21)	(8,346)	—	(8,367)
Market valuation adjustments, net	(18,406)	—	(11,929)	—	(30,335)
Net interest income (loss) after provision and market valuation adjustments	55,118	1,735	(4,794)	—	52,059
Operating expenses	(34,859)	(7)	(241)	—	(35,107)
Realized gains (losses) on sales and calls, net	11,583	—	(739)	—	10,844
Income from New Sequoia	1,728	—	—	(1,728)	—
Loss from Other Consolidated Entities	(4,627)	—	—	4,627	—
Noncontrolling interest	—	—	1,147	—	1,147
Net income (loss) before provision for taxes	28,943	1,728	(4,627)	2,899	28,943
Provision for income taxes	(42)	—	—	—	(42)
Net Income (Loss)	$28,901	$1,728	$(4,627)	$2,899	$28,901

	Nine Months Ended September 30, 2010
(In Thousands)	Redwood (Parent)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$79,292	$3,905	$91,104	$—	$174,301
Interest expense	(5,913)	(3,147)	(53,980)	—	(63,040)
Net interest income	73,379	758	37,124	—	111,261
Provision for loan losses	—	(21)	(16,212)	—	(16,233)
Market valuation adjustments, net	(6,543)	—	(13,392)	—	(19,935)
Net interest income after provision and market valuation adjustments	66,836	737	7,520	—	75,093
Operating expenses	(40,272)	—	(506)	—	(40,778)
Realized gains on sales and calls, net	55,543	—	6,442	—	61,985
Income from New Sequoia	737	—	—	(737)	—
Income from Other Consolidated Entities	12,753	—	—	(12,753)	—
Noncontrolling interest	—	—	(703)	—	(703)
Net income before provision for taxes	95,597	737	12,753	(13,490)	95,597
Provision for income taxes	(254)	—	—	—	(254)
Net Income	$95,343	$737	$12,753	$(13,490)	$95,343

At September 30, 2011, 77% of our consolidated assets and 90% of our consolidated liabilities were owned at the consolidated Sequoia and Acacia entities that we sponsor. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

The following table presents the components of our non-GAAP consolidating balance sheet at September 30, 2011.

Table 9 Consolidating Balance Sheet

September 30, 2011 (In Thousands)	Redwood (Parent)(1)	New Sequoia	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential real estate loans	$228,906	$742,931	$3,185,746	$—	$4,157,583
Commercial real estate loans	98,061	—	12,563		110,624
Real estate securities, at fair value:
Trading securities	22,199	—	256,192	—	278,391
Available-for-sale securities	754,862	—	—	—	754,862
Cash and cash equivalents	133,446	—	—	—	133,446
Investment in New Sequoia	53,696	—	—	(53,696)	—
Investment in Other Consolidated Entities	48,178	—	—	(48,178)	—
Total earning assets	1,339,348	742,931	3,454,501	(101,874)	5,434,906
Other assets	76,573	6,646	36,208	—	119,427
Total Assets	$1,415,921	$749,577	$3,490,709	$(101,874)	$5,554,333
Short-term debt	$—	$—	$—	$—	$—
Other liabilities	85,470	2,488	74,906	—	162,864
Asset-backed securities issued	232,006	693,393	3,367,625	—	4,293,024
Long-term debt	139,500	—	—	—	139,500
Total liabilities	456,976	695,881	3,442,531	—	4,595,388
Stockholders’ equity	958,945	53,696	48,178	(101,874)	958,945
Noncontrolling interest	—	—	—	—	—
Total equity	958,945	53,696	48,178	(101,874)	958,945
Total Liabilities and Equity	$1,415,921	$749,577	$3,490,709	$(101,874)	$5,554,333

(1)	The consolidating balance sheet presents the assets and liabilities of the resecuritization we engaged in during the third quarter of 2011 under Redwood (Parent), although these assets and liabilities are owned by the resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the resecuritization entity. At September 30, 2011, the resecuritization accounted for $350 million of available-for-sale securities and $232 million of asset-backed securities issued and our investment in this resecuritization is reflected in the difference between these assets and liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after MVA at Redwood was $12 million and $24 million for the three months ended September 30, 2011 and 2010, respectively. Net interest income after MVA at Redwood was $55 million and $67 million for the nine months ended September 30, 2011 and 2010, respectively. The interest income and interest expense related to the resecuritization we engaged in during the third quarter of 2011 are included in Redwood (Parent). The following table presents the components of net interest income after MVA at Redwood for the three and nine months ended September 30, 2011 and 2010.

Table 10 Net Interest Income after MVA at Redwood (Parent)

	Three Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$3,583	$313,763	4.57%	$271	$16,463	6.58%
Commercial real estate loans	2,158	79,445	10.87%	60	242	99.17%
Trading securities	2,032	21,014	38.68%	2,351	20,540	45.78%
Available-for-sale securities	20,442	637,180	12.83%	23,674	652,438	14.51%
Cash and cash equivalents	5	124,467	0.02%	89	241,278	0.15%
Total Interest Income	28,220	1,175,869	9.60%	26,445	930,961	11.36%
Interest Expense
Short-term debt	(78)	18,116	(1.72)%	(2)	—	(0.00)%
ABS issued	(1,121)	181,776	(2.47)%	—	—	—
Long-term debt(1)	(907)	138,242	(2.62)%	(1,198)	138,620	(3.46)%
Interest rate agreements(1)	(1,477)	138,242	(4.27)%	(1,421)	138,620	(4.10)%
Total Interest Expense	(3,583)	338,134	(4.24)%	(2,621)	138,620	(7.56)%
Net Interest Income	24,637			23,824
Market valuation adjustments, net	(12,337)			114
Net Interest Income After MVA at Redwood	$12,300			$23,938

	Nine Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$7,562	$214,574	4.70%	$332	$7,077	6.26%
Commercial real estate loans	4,688	58,632	10.66%	74	243	40.65%
Trading securities	6,164	20,862	39.40%	7,866	19,592	52.80%
Available-for-sale securities	63,597	635,338	13.35%	70,826	659,603	14.34%
Cash and cash equivalents	31	108,865	0.04%	194	249,745	0.10%
Total Interest Income	82,042	1,038,271	10.54%	79,292	936,260	11.29%
Management fees
Interest Expense
Short-term debt	(267)	22,520	(1.58)%	(38)	2,640	(1.92)%
ABS issued	(1,121)	61,258	(2.44)%	—	—	—
Long-term debt(1)	(2,716)	138,231	(2.62)%	(3,467)	138,384	(3.34)%
Interest rate agreements(1)	(4,414)	138,231	(4.26)%	(2,408)	138,384	(2.32)%
Total Interest Expense	(8,518)	222,009	(5.12)%	(5,913)	141,024	(5.59)%
Net Interest Income	73,524			73,379
Market valuation adjustments, net	(18,406)			(6,543)
Net Interest Income After MVA at Redwood	$55,118			$66,836

(1)	Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt is 6.89% and 6.88% for the three and nine months ended September 30, 2011, respectively.

The $12 million decrease in net interest income after MVA for the three months ended September 30, 2011, was primarily due to an increase in negative MVA during the third quarter of 2011 as a result of valuation decreases on risk management derivatives.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $25 million and $24 million for the three months ended September 30, 2011 and 2010, respectively. Net interest income at Redwood was $74 million and $73 million for the nine months ended September 30, 2011 and 2010, respectively. Higher interest income from commercial and residential loans was partially offset by lower interest income from real estate securities. In future periods, we expect our expanding residential and commercial loan businesses to represent a larger portion of our net interest income.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2011 and 2010.

Table 11 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended September 30, 2011

					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$5,473	$8,621	$14,094	$508,262	4.31%	6.78%	11.09%
Re-REMIC	1,737	(62)	1,675	41,598	16.70%	(0.60)%	16.10%
Subordinate	2,541	1,579	4,120	82,600	12.31%	7.65%	19.96%
Total Residential	9,751	10,138	19,889	632,460	6.17%	6.41%	12.58%
Commercial	484	69	553	4,720	41.02%	5.85%	46.87%
CDO	26	(26)	—	—	N/A	N/A	N/A
Total AFS Securities	$10,261	$10,181	$20,442	$637,180	6.44%	6.39%	12.83%

Three Months Ended September 30, 2010

					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,583	$9,617	$16,200	$567,483	4.64%	6.78%	11.42%
Re-REMIC	1,794	(336)	1,458	33,250	21.59%	(4.04)%	17.55%
Subordinate	3,002	871	3,873	44,431	27.02%	7.84%	34.86%
Total Residential	11,379	10,152	21,531	645,164	7.05%	6.29%	13.34%
Commercial	2,137	(2)	2,135	7,274	117.50%	(0.10)%	117.40%
CDO	34	(26)	8	—	N/A	N/A	N/A
Total AFS Securities	$13,550	$10,124	$23,674	$652,438	8.31%	6.21%	14.52%

Nine Months Ended September 30, 2011

					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$17,236	$27,193	$44,429	$521,278	4.41%	6.96%	11.37%
Re-REMIC	4,750	(159)	4,591	34,930	18.13%	(0.61)%	17.52%
Subordinate	7,976	4,965	12,941	73,733	14.42%	8.98%	23.40%
Total Residential	29,962	31,999	61,961	629,941	6.34%	6.77%	13.11%
Commercial	1,465	138	1,603	5,397	36.22%	3.38%	39.60%
CDO	112	(79)	33	—	N/A	N/A	N/A
Total AFS Securities	$31,539	$32,058	$63,597	$635,338	6.62%	6.73%	13.35%

Nine Months Ended September 30, 2010

					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$21,598	$30,141	$51,739	$569,338	5.06%	7.06%	12.12%
Re-REMIC	6,237	(1,471)	4,766	37,783	22.01%	(5.19)%	16.82%
Subordinate	9,658	1,013	10,671	45,030	28.60%	3.00%	31.60%
Total Residential	37,493	29,683	67,176	652,151	7.67%	6.07%	13.74%
Commercial	3,838	(290)	3,548	7,452	68.67%	(5.20)%	63.47%
CDO	179	(77)	102	—	N/A	N/A	N/A
Total AFS Securities	$41,510	$29,316	$70,826	$659,603	8.39%	5.93%	14.32%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from available-for-sale securities at Redwood was $20 million for the third quarter of 2011, a decline of $4 million from the third quarter of 2010. Interest income from available-for-sale securities at Redwood was $64 million for the nine months ended September 30, 2011, a decline of $7 million from the nine months ended September 30, 2010. These decreases were primarily the result of declining security balances as proceeds from the sales and paydowns from this portfolio were reinvested in our expanding residential and commercial loans businesses.

Interest income from trading securities at Redwood was $2 million in both the third quarter of 2011 and 2010. Interest income from trading securities at Redwood was $6 million for the nine months ended September 30, 2011, as compared to $8 million for the nine months ended September 30, 2010. We have not acquired or otherwise added to our trading securities at Redwood since early in the first quarter of 2010. The decline in interest income from these securities is a result of principal paydowns on the notional balances of these investments. The decline in reported yield is a result of the appreciation in value of these securities since early in 2010. The appreciation in value during this time period was recorded as market valuation adjustments through our consolidated statements of income.

Market Valuation Adjustments (MVA) at Redwood (Parent)

The following table shows the impact of market valuation adjustments and impairments (including those of the resecuritization we engaged in during the third quarter of 2011) on our consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

Table 12 MVA at Redwood (Parent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Residential real estate loans (held-for-sale)	$363	$159	$374	$335
Trading securities	1,765	5,022	912	5,271
Impairment on AFS securities	(1,083)	(2,514)	(3,551)	(7,442)
Risk management derivatives	(13,093)	(2,538)	(15,843)	(4,635)
REO	(289)	(15)	(298)	(72)
Total Market Valuation Adjustments, Net	$(12,337)	$114	$(18,406)	$(6,543)

Trading Securities and Derivatives

Negative market valuation adjustments on trading securities and derivatives were $11 million in the third quarter of 2011, an increase in expense of $14 million from the third quarter of 2010. Market valuation adjustments on trading securities were $2 million in the third quarter of 2011, a decrease of $3 million from the third quarter of 2010. Over the past several quarters we have increased the balances of our risk management derivatives as part of our ongoing efforts to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and our investments in commercial loans.

Hedging our Residential Loan Pipeline

As part of our ongoing risk management activities, we hedge against potential decreases in the value of our pipeline of fixed-rate and hybrid loans awaiting securitization that would result primarily from a rise in benchmark interest rates. We are exposed to this risk between the time we lock the mortgage rate on loans we plan to acquire, through the time these loans are securitized through our Sequoia program. Under normal market conditions and assuming we have hedged well, we would expect our risk management derivatives to minimize our risk to changing interest rates so that the gain or loss in the value of our derivatives would roughly match a loss or gain in the value of our pipeline of loans. Under more difficult market conditions, such as those we have experienced over recent quarters, navigating through our GAAP results can become increasingly complex.

One complexity results from our current method of accounting for Sequoia securitizations — GAAP financing treatment. With financing (as opposed to sale) treatment, there are timing differences between when the changes in value of our loan pipeline derivatives are recognized in our consolidated income statement versus the recognition of changes in value of the related loans. The relatively long periods, on average, between when the interest rate is locked on a loan we plan to acquire and when that loan is securitized through our Sequoia program has resulted in significant timing differences using GAAP financing treatment that we would not expect once the loan volume through our Sequoia securitization program increases and accumulation periods shorten.

Another complexity related to our residential loan pipeline results from adverse market conditions observed recently as interest rates moved sharply lower while credit spreads widened. As a result of these movements, loan values did not increase sufficiently to offset the $12 million mark-to-market loss on loan pipeline derivatives. Such a directional trend can reverse however, at any time. For example, at September 30, 2011, our pipeline hedges had declined in value by $12 million for the third quarter while, at October 31, 2011, our pipeline hedges had recovered $2 million of value as a result of the rise in benchmark interest rates during the month of October.

To reduce these complexities, management analyzes our loan securitization activities in an alternative manner that measures each securitization transaction from what we believe to be its economic contribution. That is, we determine whether an economic gain or loss resulted from a securitization transaction after considering net securitization proceeds, the net coupon interest earned on accumulated loans prior to securitization, loan acquisition costs, and the net effect of pipeline hedging activities. On this economic basis, our September 2011 securitization, which was done amid much market turmoil, resulted in an economic loss. On this same economic basis, our March 2011 securitization, which was done during more favorable conditions, resulted in an economic gain. Overall, for 2011, the net of these results for the two transactions was a modest economic gain and we achieved our primary goal of creating long-term investments (approximately $34 million) that we could retain at attractive levels.

We continue to reassess our disclosures with the goal of making our GAAP accounting as reflective of the economics of our business as possible. One specific change we are contemplating is moving from a financing accounting model for some future securitizations, to a sale accounting model in order to significantly reduce the timing differences that prevail in our GAAP results as a result of the complexities described herein. We are aware of the negative connotations often associated with sale accounting in the wake of the subprime collapse in 2007. However, a combination of accounting rule changes, significant new disclosures, a robust methodology for valuing retained securities, and greater auditor and regulatory scrutiny has us contemplating whether a sale accounting framework might help our readers to better understand and evaluate our reported results.

Impairment on AFS securities

At Redwood, we classify most securities as AFS and report any unrealized gains and losses, as well as any OTTI not related to credit factors, as components of equity in our consolidated balance sheets. Any OTTI on AFS securities that is related to adverse credit factors is recorded through our consolidated statements of income. Similarly, any unrealized losses on AFS securities that we no longer intend to hold at the date of the financial statements are recorded as OTTI through our consolidated statements of income.

During the third quarter of 2011, we recognized an aggregate $1 million of OTTI on AFS securities at Redwood. Of this amount, $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During the third quarter of 2010, we recognized an aggregate $6 million of OTTI on AFS securities at Redwood. Of this amount, $3 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $3 million was recognized as a reduction in equity.

During the first nine months of 2011, we recognized an aggregate $6 million of OTTI on AFS securities at Redwood. Of this amount, $4 million was related to credit factors and recognized in our consolidated statements of income, and $2 million was recognized as a reduction in stockholders’ equity. During the nine months of 2010, we recognized an aggregate $15 million of OTTI on AFS securities at Redwood. Of this amount, $7 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $8 million was recognized as a reduction in stockholders’ equity.

Earning Assets — Redwood (Parent)

Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

During the third quarter of 2011, we continued to purchase newly originated jumbo loans through our Sequoia securitization program. At September 30, 2011, residential loans held-for-investment had an outstanding principal balance of $226 million and a carrying value of $227 million. The following table provides the activity of residential real estate loans held-for-investment during the three and nine months ended September 30, 2011.

Table 13 Residential Real Estate Loans Held-for-Investment at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$203,465	$253,081
Acquisitions	404,597	657,457
Sequoia securitization	(376,226)	(671,329)
Principal repayments	(5,099)	(10,608)
Transfers to held-for-sale	—	(1,861)
Premium amortization	(9)	(12)
Balance at End of Period	$226,728	$226,728

The following table details outstanding balances for these loans by product type at September 30, 2011.

Table 14 Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood (Parent)

September 30, 2011 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$153,958	4.49%
Hybrid	72,486	4.27%
Total Outstanding Principal	$226,444	4.42%

Commercial Real Estate Loans Held-for-Investment at Redwood (Parent)

At September 30, 2011, there were twelve commercial loans held-for-investment with an outstanding principal balance of $99 million and a carrying value of $98 million. The following table provides the activity of commercial real estate loans held-for-investment during the three and nine months ended September 30, 2011.

Table 15 Commercial Real Estate Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$71,168	$30,536
Originations/Acquisitions	26,908	67,493
Principal repayments	(24)	(28)
Discount amortization	9	60
Balance at End of Period	$98,061	$98,061

The following table details outstanding balances for these loans by product type at September 30, 2011.

Table 16 Commercial Real Estate Loans Characteristics at Redwood (Parent)

September 30, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$36,949	37.47%
Hospitality	17,700	17.95%
Multi-family	14,000	14.20%
Retail	29,951	30.38%
Total Outstanding Principal	$98,600	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage risks associated with residential loans we own or plan to acquire and securitize, and commercial loans we invest in, at September 30, 2011, we were party to interest rate agreements with an aggregate notional amount of $154 million, TBA contracts sold, net with a notional amount of $177 million, and financial futures with an aggregate notional amount of $324 million. Net negative market valuation adjustments on these derivatives were $13 million and $16 million for the three and nine months ended September 30, 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To fix the interest expense related to our long-term debt we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at September 30, 2011. We designated these derivatives as cash flow hedges. For the three and nine months ended September 30, 2011, these hedges decreased in value by $38 million and $40 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities under GAAP. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at September 30, 2011, $185 million of prime securities and $165 million of non-prime securities were financed through a non-recourse resecuritization entity. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the three and nine months ended September 30, 2011.

Table 17 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended September 30, 2011

	Residential			Commercial	CDO	Total
(In Thousands)	Senior	Re-REMIC	Subordinate
Beginning fair value	$593,350	$77,575	$82,881	$5,865	$1,403	$761,074
Acquisitions	3,635	36,888	3,491	—	—	44,014
Sales	—	—	—	—	—	—
Gains on sales and calls, net	—	—	832	—	—	832
Effect of principal payments	(17,745)	—	(2,282)	—	—	(20,027)
Change in fair value, net	(3,398)	(1,363)	(3,700)	22	(393)	(8,832)
Ending Fair Value	$575,842	$113,100	$81,222	$5,887	$1,010	$777,061

Nine Months Ended September 30, 2011

	Residential			Commercial	CDO	Total
(In Thousands)	Senior	Re-REMIC	Subordinate
Beginning fair value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217
Acquisitions	18,950	36,888	34,674	—	—	90,512
Sales	(35,865)	(5,230)	(703)	(2,116)	—	(43,914)
Gains on sales and calls, net	6,276	3,006	1,595	1,185	—	12,062
Effect of principal payments	(57,065)	—	(6,788)	—	—	(63,853)
Change in fair value, net	(18,452)	(6,641)	(15,164)	(678)	(28)	(40,963)
Ending Fair Value	$575,842	$113,100	$81,222	$5,887	$1,010	$777,061

The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at September 30, 2011 and December 31, 2010.

Table 18 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

September 30, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$12	84%	$202	83%	$63	89%	$277	84%
Non-prime	104	85%	189	83%	6	82%	299	84%
Total	116	85%	391	83%	69	88%	576	84%
Residential Re-REMIC	2	60%	19	54%	92	59%	113	58%
Residential Subordinate
Prime	61	36%	6	21%	4	12%	71	31%
Non-prime	10	44%	—	—	—	—	10	28%
Total	71	37%	6	21%	4	9%	81	31%
Commercial	6	18%	—	—	—	—	6	18%
CDO	—	—	1	5%	—	—	1	5%
Total Securities at Redwood	$195		$417		$165		$777

December 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$228	88%	$75	90%	$316	88%
Non-prime	117	86%	220	82%	9	79%	346	83%
Total	130	86%	448	85%	84	89%	662	85%
Residential Re-REMIC	6	64%	12	66%	67	60%	85	61%
Residential Subordinate
Prime	42	25%	7	17%	5	8%	54	20%
Non-prime	13	46%	—	—	—	—	13	46%
Total	55	28%	7	17%	5	7%	67	21%
Commercial	7	17%	1	1%	—	—	8	8%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$198		$469		$156		$823

Residential Securities

At September 30, 2011, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (37%), adjustable-rate assets (13%), hybrid assets that reset within the next year (29%), hybrid assets that reset between 12 and 36 months (4%), and hybrid assets that reset after 36 months (17%).

The following tables present the components of carrying value at September 30, 2011 and December 31, 2010 for our residential securities.

Table 19 Carrying Value of Residential Securities at Redwood (Parent)

September 30, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$687,275	$194,245	$253,625
Credit reserve	(52,993)	(58,106)	(141,755)
Net unamortized discount	(130,780)	(68,861)	(29,880)
Amortized cost	503,502	67,278	81,990
Gross unrealized gains	59,509	45,829	7,479
Gross unrealized losses	(7,925)	(7)	(8,730)
Carrying value of AFS securities	555,086	113,100	80,739
Carrying value of trading securities	20,756	—	483
Total Carrying Value of Residential Securities	$575,842	$113,100	$81,222

December 31, 2010 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$774,852	$139,426	$304,598
Credit reserve	(31,594)	(44,182)	(208,983)
Net unamortized discount	(187,983)	(62,471)	(34,431)
Amortized cost	555,275	32,773	61,184
Gross unrealized gains	88,339	52,304	11,499
Gross unrealized losses	(1,358)	—	(5,649)
Carrying value of AFS securities	642,256	85,077	67,034
Carrying value of trading securities	19,742	—	574
Total Carrying Value of Residential Securities	$661,998	$85,077	$67,608

Senior Securities

The fair value of our senior AFS securities was equal to 81% of their principal balance at September 30, 2011, while our amortized cost was equal to 73% of the principal balance. The fair value of our senior securities accounted for as trading securities was $21 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $19 billion at September 30, 2011, consisting of $11 billion prime and $8 billion non-prime. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2011 were 12.15% of current balances. Serious delinquencies were 9.80% of current balances for loans in prime pools and 15.15% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third-parties to create two-tranche structures; we own support securities within those structures. There were no credit losses in our re-REMIC portfolio during the first nine months of 2011. We anticipate losses, which were included in our acquisition assumptions, and have allocated $58 million of the purchase discount to credit reserves of the $194 million principal balance.

The fair value of our re-REMIC AFS securities was equal to 58% of the principal balance of the portfolio at September 30, 2011, while our amortized cost was equal to 35% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $8 billion at September 30, 2011, and were all prime credit quality at time of origination. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2011 were 9.00% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 32% of the principal balance at September 30, 2011, while our amortized cost was also equal to 32% of the principal balance. Credit losses totaled $19 million in our residential subordinate portfolio during the third quarter of 2011, as compared to $28 million of losses during the third quarter of 2010. We expect future losses will extinguish the majority of the outstanding principal of these securities, as reflected by the $142 million of credit reserves we have provided for on the $254 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $26 billion at September 30, 2011, consisting of $24 billion prime and $2 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (41%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2011 were 5.82% of current balances. Serious delinquencies were 5.16% of current balances for loans in prime pools and 15.43% of current balances for loans in non-prime pools.

Commercial Securities

At September 30, 2011, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $6 million and $8 million at September 30, 2011 and December 31, 2010, respectively. These securities provided credit enhancement on $19 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or real estate owned) underlying commercial subordinate securities were $1.1 billion at September 30, 2011, a decrease of $63 million from December 31, 2010. Our credit reserve of $47 million on the current principal balance of $54 million at September 30, 2011, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by senior securities once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $4 million and $30 million in the three and nine months ended September 30, 2011, respectively, and were charged against our designated credit reserve.

Results of Operations — New Sequoia

Net interest income at New Sequoia was less than $1 million for both the three months ended September 30, 2011 and 2010. Net interest income at New Sequoia was $2 million and less than $1 million for the nine months ended September 30, 2011 and 2010, respectively. The following table presents the net interest income after provision at New Sequoia for the three and nine months ended September 30, 2011 and 2010.

Table 20 Net Interest Income After Provision at New Sequoia

	Three Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$4,648	$392,622	4.74%	$2,315	$204,504	4.53%
Interest Expense
ABS issued	(3,928)	356,429	(4.41)%	(1,760)	184,615	(3.81)%
Net Interest Income	720			555
Provision for loan losses	(8)			(9)
Net Interest Income After Provision	$712			$546

	Nine Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$11,964	$338,922	4.71%	$3,905	$122,751	4.24%
Interest Expense
ABS issued	(10,208)	305,241	(4.46)%	(3,147)	110,282	(3.81)%
Net Interest Income	1,756			758
Provision for loan losses	(21)			(21)
Net Interest Income After Provision	$1,735			$737

During the third quarter of 2011, we transferred $376 million of fixed rate, first-lien, residential mortgage loans originated in 2010 and 2011 with a weighted average loan size of $793,292, into a Sequoia securitization entity that we sponsored and consolidated for financial reporting purposes. The weighted average FICO score for those securitized loans outstanding at September 30, 2011, was 773 at origination and the weighted average original LTV ratio was 61%. During the first quarter of 2011, we transferred $295 million of fixed rate and hybrid, first-lien, residential mortgage loans originated in 2009 and 2010 into a Sequoia securitization entity that we sponsored and consolidated for financial reporting purposes. The weighted average FICO score for those loans outstanding at September 30, 2011, was 775 at origination and the weighted average original LTV ratio was 59%.

Voluntary prepayments of loans at the Sequoia entity issued in 2010 have been high due to an increase in borrower refinancing activity, largely as a result of declining interest rates since the middle of 2010. At September 30, 2011, $151 million of outstanding principal had prepaid since issuance and the annualized prepayment rate was 51% constant prepayment rate (CPR) for the third quarter of 2011. The annualized prepayment rate for the Sequoia entity issued in the first quarter of 2011 was 10% CPR in the third quarter of 2011. At September 30, 2011, the current outstanding principal balance of loans at New Sequoia entities totaled $742 million. At September 30, 2011, none of these loans were delinquent.

Earning Assets — New Sequoia

The following table provides details of residential real estate loans activity at New Sequoia during the three and nine months ended September 30, 2011.

Table 21 Residential Real Estate Loans at New Sequoia — Activity

(In Thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$391,728	$145,028
New securitization issuance	376,226	671,329
Principal repayments	(25,032)	(73,447)
Premium amortization	17	41
Provision for credit losses	(8)	(20)
Balance at End of Period	$742,931	$742,931

Results of Operations — Other Consolidated Entities

The following table presents the net interest income (loss) after provision and MVA at our other consolidated entities for the three and nine months ended September 30, 2011 and 2010. These entities include all consolidated Sequoia entities issued prior to 2010, the Acacia entities, and the Fund. Net interest income at other consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 22 Net Interest Income (Loss) After Provision and MVA at Other Consolidated Entities

	Three Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$11,961	$3,207,500	1.49%	$14,928	$3,505,497	1.70%
Commercial real estate loans	195	12,647	6.17%	263	19,460	5.41%
Trading securities	8,371	270,716	12.37%	13,875	270,386	20.53%
Available-for-sale securities	—	—	—	1,183	34,334	13.78%
Other investments	—	—	—	2	2,622	0.31%
Cash and cash equivalents	1	20,817	0.02%	4	23,434	0.07%
Total Interest Income	20,528	3,511,680	2.34%	30,255	3,855,733	3.14%
Interest Expense
ABS issued – Sequoia	(8,601)	3,153,659	(1.09)%	(9,261)	3,439,201	(1.08)%
ABS issued – Acacia	(6,972)	257,872	(10.81)%	(8,948)	254,244	(14.08)%
Interest rate agreements – Sequoia	(161)	3,153,659	(0.02)%	(33)	3,439,201	(0.00)%
Interest rate agreements – Acacia	(1,072)	257,872	(1.66)%	(1,072)	254,244	(1.69)%
Total Interest Expense	(16,806)	3,411,531	(1.97)%	(19,314)	3,693,445	(2.09)%
Net Interest Income	3,722			10,941
Provision for loan losses	(3,970)			(2,427)
Market valuation adjustments, net	(1,111)			(1,687)
Net Interest (Loss) Income After Provision and MVA	$(1,359)			$6,827

	Nine Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential real estate loans	$38,038	$3,281,691	1.55%	$43,512	$3,586,830	1.62%
Commercial real estate loans	691	15,003	6.14%	821	16,954	6.46%
Trading securities	26,975	291,439	12.34%	42,680	267,445	21.28%
Available-for-sale securities	967	8,994	14.34%	4,067	37,303	14.54%
Other investments	—	—	—	14	9,698	0.19%
Cash and cash equivalents	7	27,668	0.03%	10	55,358	0.02%
Total Interest Income	66,678	3,624,795	2.45%	91,104	3,973,588	3.06%
Interest Expense
ABS issued – Sequoia	(26,107)	3,223,705	(1.08)%	(27,428)	3,515,198	(1.04)%
ABS issued – Acacia	(21,472)	285,624	(10.02)%	(23,826)	270,276	(11.75)%
Interest rate agreements – Sequoia	(390)	3,223,705	(0.02)%	44	3,515,198	0.00%
Interest rate agreements – Acacia	(3,228)	285,624	(1.51)%	(2,770)	270,276	(1.37)%
Total Interest Expense	(51,197)	3,509,329	(1.95)%	(53,980)	3,785,474	(1.90)%
Net Interest Income	15,481			37,124
Provision for loan losses	(8,346)			(16,212)
Market valuation adjustments, net	(11,929)			(13,392)
Net Interest (Loss) Income After Provision and MVA	$(4,794)			$7,520

Net interest loss after provision and MVA at other consolidated entities was negative $1 million for the third quarter of 2011, a decrease of $8 million from the third quarter of 2010. Net interest loss after provision and MVA at other consolidated entities was negative $5 million for the first nine months of 2011, a decrease of $12 million from the first nine months of 2010. We have not acquired or otherwise added to our assets and liabilities at other consolidated entities since late 2008. The decline in net interest income after provision and MVA over both the three and nine month periods is primarily due to declining net interest income as result of principal paydowns of the securities and loans consolidated at these entities. The decline in reported yield on trading securities is a result of the appreciation in value of these assets since early 2010. The decline in net interest income was partially offset by lower provision for loan losses at legacy Sequoia entities.

Market Valuation Adjustments at Other Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as market valuation adjustments through our consolidated statements of income.

The following table shows the impact of MVA and impairments at our other consolidated entities for the three and nine months ended September 30, 2011 and 2010.

Table 23 MVA at Other Consolidated Entities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Commercial real estate loans – fair value	$(184)	$3	$1,358	$7,347
Trading securities	(7,124)	42,353	4,050	60,583
Impairment on AFS securities	—	(66)	(1,619)	(1,300)
Risk management derivatives	(10,368)	(17,669)	(24,373)	(58,416)
ABS issued – Acacia	16,530	(25,703)	9,773	(19,699)
REO	35	(605)	(1,118)	(1,907)
Total Market Valuation Adjustments, Net	$(1,111)	$(1,687)	$(11,929)	$(13,392)

For the three months ended September 30, 2011 and 2010, there were (i) $1 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities for both periods; (ii) zero and less than $1 million of, respectively, impairments at the Fund; and, (iii) less than $1 million and negative $1 million, respectively, of net market valuation adjustments on REO properties at the legacy Sequoia entities. For the nine months ended September 30, 2011 and 2010, there were (i) $9 million and $10 million, respectively, of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; (ii) $2 million and $1 million, respectively, of impairments at the Fund; and, (iii) $1 million and $2 million, respectively, of net negative market valuation adjustments on REO properties at the legacy Sequoia entities.

Loan Loss Provision at Legacy Sequoia Entities

Each quarter we perform a process to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

The provision for loan losses at legacy Sequoia entities (Sequoia securitizations issued prior to 2009 that we consolidate for financial reporting purposes) was $4 million for the three months ended September 30, 2011, as compared to $2 million for the three months ended September 30, 2010. The provision for loan losses at legacy Sequoia entities was $8 million for the nine months ended September 30, 2011, as compared to $16 million for the nine months ended September 30, 2010.

The increase in the provision from the third quarter of 2010 to the third quarter of 2011 was primarily attributable to an increase in observed loss severities on our loans originated in 2004 or prior. The provision for loan losses was greater than the net charge-offs of $2 million (or 0.07% of outstanding loan balances) for the three months ended September 30, 2011, and less than the charge-offs of $5 million (or 0.13% of outstanding loan balances) for the three months ended September 30, 2010. This resulted in an increase of $2 million and a decrease of $2 million in our allowance for loan losses for the third quarters of 2011 and 2010, respectively. These charge-offs were generated by $8 million and $15 million of defaulted loan principal during the third quarters of 2011 and 2010, respectively, for average implied loss severities of 29% and 33%, respectively.

The allowance for loan losses increased to $64 million (or 1.62% of outstanding loan balances) at September 30, 2011, from $59 million (or 1.60% of the outstanding loan balances) at September 30, 2010. Serious delinquencies on loans held by consolidated Sequoia entities (90+ days delinquent) increased to $133 million (or 3.37% of outstanding loan balances) at September 30, 2011, from $131 million (or 3.55% of outstanding loan balances) at September 30, 2010. Credit deterioration in the loan portfolio has been most notable in certain states. While loans originated in California, Florida, Georgia, and Ohio accounted for 45% of total loans held by Sequoia entities, loans in these states made up 52% of the seriously delinquent loan balance at September 30, 2011.

At September 30, 2011, there were eleven Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these eleven consolidated entities was negative $7 million at September 30, 2011, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential real estate loans activity at the legacy Sequoia securitization entities for the three and nine months ended September 30, 2011.

Table 24 Residential Real Estate Loans at Legacy Sequoia Entities — Activity

(In Thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$3,263,203	$3,397,130
Principal repayments	(70,251)	(189,995)
Charge-offs, net	2,287	6,802
Transfers to REO	(3,628)	(14,397)
Premium amortization	(1,895)	(5,447)
Provision for credit losses	(3,970)	(8,347)
Balance at End of Period	$3,185,746	$3,185,746

Loan Characteristics

The following table highlights principal balances for consolidated loans at legacy Sequoia entities by product type. First lien adjustable rate mortgage (ARM) loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $123 million of hybrid loans held at Sequoia securitization entities at September 30, 2011, $57 million (or 46%) had reset as of September 30, 2011, and now act as ARM loans.

Table 25 Loan Characteristics at Legacy Sequoia Entities

September 30, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$3,051,153	94.98%
Hybrid (Years to Reset)
Reset	56,900	1.77%
0 – 4	52,074	1.62%
5 – 8	14,454	0.45%
Second Lien
ARM	37,840	1.18%
Total Outstanding Principal	$3,212,421	100.00%

At September 30, 2011, $2.96 billion of legacy Sequoia loans (92% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. At September 30, 2011, the weighted average FICO score (at origination) for our legacy Sequoia loans outstanding was 730 and the weighted average original LTV ratio was 67%.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Residential Loans at Sequoia Entities
Prepayment Speeds

Prepayment speeds on ARM loans held at legacy Sequoia entities remained relatively low during the first nine months of 2011 as one-month and six-month LIBOR rates have remained low relative to historical averages. Prepayment speeds on hybrid loans outstanding increased modestly during this period. At September 30, 2011, LIBOR ARM loans at legacy Sequoia entities had a weighted average coupon of 1.66%, and hybrid loans at legacy Sequoia entities had a weighted average coupon of 3.98%.

Loan Repurchase Risk

Prior to 2008, subsidiaries of Redwood purchased and deposited residential mortgage loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, and subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations, these subsidiaries of Redwood made certain representations and warranties related to these loans which could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third-party and may result in repurchase claims made against us. As of September 30, 2011, there have been no loan-level repurchase claims made to Redwood by investors where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, Redwood cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the three and nine months ended September 30, 2011.

Table 26 Securities at Other Consolidated Entities — Activity

Three Months Ended September 30, 2011

	Residential		Commercial	CDO	Total
(In Thousands)	Senior	Subordinate
Beginning fair value	$107,755	$106,000	$42,274	$20,498	$276,527
Sales	—	(553)	—	—	(553)
Gains on sales, net	—	—	—	—	—
Effect of principal payments	(2,273)	(3,551)	(228)	(298)	(6,350)
Change in fair value, net	(1,917)	(5,871)	(2,974)	(2,670)	(13,432)
Ending Fair Value	$103,565	$96,025	$39,072	$17,530	$256,192

Nine Months Ended September 30, 2011

	Residential		Commercial	CDO	Total
(In Thousands)	Senior	Subordinate
Beginning fair value	$134,950	$132,555	$43,828	$20,286	$331,619
Sales	(14,141)	(10,889)	(3,398)	(13,913)	(42,341)
Gains (losses) on sales, net	728	588	—	(2,872)	(1,556)
Effect of principal payments	(6,501)	(11,911)	(3,981)	(1,427)	(23,820)
Change in fair value, net	(11,471)	(14,318)	2,623	15,456	(7,710)
Ending Fair Value	$103,565	$96,025	$39,072	$17,530	$256,192

During the second quarter of 2011, we sold all remaining securities at the Fund. We recognized $2 million of OTTI on these securities in the nine months ended September 30, 2011. In addition to the $256 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $16 million of ABS issued by Sequoia securitization entities, and $13 million in commercial loans at September 30, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

At September 30, 2011, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $1.3 billion and a net aggregate fair value of negative $65 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not legal obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income.

Capital Resources and Liquidity

Set forth below is a discussion of our short- and long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

At September 30, 2011, we had no short-term debt. For the three and nine months ended September 30, 2011, we recorded interest expense on short-term debt of $78 thousand and $267 thousand, respectively, on an average balance of $18 million and $23 million, respectively, for weighted average expense yields of 1.72% and 1.58%, respectively. For both the three and nine months ended September 30, 2011, the highest balance of our short-term debt outstanding was $89 million. At December 31, 2010, we had $44 million of short-term debt (collateralized by mortgage-backed securities) that was used to fund the acquisition of mortgage loans that we intended to securitize. This debt matured and was repaid in March 2011, near the time those mortgage loans were securitized.

In 2006 and 2007, we issued a total of $100 million and $50 million of long-term debt, respectively. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole.

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

As noted above, in the ordinary course of our business, we may incur short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire in anticipation of securitization, fund the origination of commercial real estate loans, finance investments in securities and other investments, and otherwise fund our business and operations. During the third quarter of 2011, we established a $10 million short-term line of credit with a bank, which is collateralized by our pledge of certain securities. During the third quarter of 2011, we also utilized short-term debt financing available to us through five securities repurchase facilities we previously established with financial institution counterparties.

Asset-Backed Securities Issued at Resecuritization

In July 2011, Redwood transferred $365 million of residential securities into a resecuritization trust, with $245 million of ABS issued to third-parties. At September 30, 2011, there were $350 million of securities owned at the resecuritization, which were funded with $232 million of ABS issued. Since resecuritization, the ABS issued has paid down $13 million.

Asset-Backed Securities Issued at Securitization Entities

At September 30, 2011, there were $3.9 billion of loans owned at Sequoia securitization entities, which were funded with $3.8 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although we expect that some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. At September 30, 2011, there were $256 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $234 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the three and nine months ended September 30, 2011.

Table 27 ABS Issued Activity — Securitization Entities

Three Months Ended September 30, 2011

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$357,853	$3,208,148	$273,325	$3,839,326
New issuance, net of discount	358,524	—	—	358,524
Paydowns	(22,998)	(73,689)	(25,825)	(122,512)
Extinguishment of debt	—	(569)	—	(569)
Amortization	14	(500)	—	(486)
Valuation adjustments	—	—	(13,265)	(13,265)
Balance at End of Period	$693,393	$3,133,390	$234,235	$4,061,018

Nine Months Ended September 30, 2011

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$123,146	$3,335,355	$303,077	$3,761,578
New issuance	638,635	1,345	—	639,980
Paydowns	(68,419)	(200,343)	(68,698)	(337,460)
Extinguishment of debt	—	(817)	—	(817)
Amortization	31	(2,150)	—	(2,119)
Valuation adjustments	—	—	(144)	(144)
Balance at End of Period	$693,393	$3,133,390	$234,235	$4,061,018

The following table presents our contractual obligations and commitments at September 30, 2011, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 28 Contractual Obligations and Commitments

September 30, 2011 (In Millions)	Payments Due or Commitment Expiration by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	—	—	—	140	140
Anticipated interest payments on long-term debt	4	8	11	155	178
Accrued interest payable	1	—	—	—	1
Operating leases	2	4	3	1	10
Purchase commitments	—	—	—	—	—
Total Redwood Obligations and Commitments	$7	$12	$14	$296	$329
Obligations of Consolidated Entities
Consolidated ABS(1)	$—	$—	$—	$7,172	$7,172
Anticipated interest payments on ABS(2)	372	867	661	443	2,343
Accrued interest payable	7	—	—	—	7
Total obligations of Securitization Entities	379	867	661	7,615	9,522
Total Consolidated Obligations and Commitments	$386	$879	$675	$7,911	$9,851

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2011.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned by Sequoia and Redwood was $38 million at September 30, 2011. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $5 million in the both the first nine months of 2011 and 2010.

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

Changes in Yields for Securities

The yields we project on real estate securities can have a significant effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to principal balance), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to principal balance), the yield over the remaining life of the security may be adjusted downward.

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

Proposed Regulatory Rules Relating to Securitization

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, under the heading “Proposed Regulatory Rules Relating to Securitization,” a consortium of federal regulators recently released a joint Notice of Proposed Rulemaking (NPR) related to securitization. The proposed rule will require securitization sponsors to retain an economic interest in the assets they securitize incentivizing sponsors to control the quality of the assets being securitized and aligning the interests of sponsors with those of investors. It is too early to determine exactly how the NPR will affect our securitization business since not only are the final rules unknown, there is substantial confusion over how to interpret some of the proposed rules. We currently expect that the final rules for residential mortgage securitizations will go into effect one year after they are published by the federal regulators.

Results of Operations — Taxable Income

The following table summarizes our estimated taxable income and distributions to shareholders for the three and nine months ended September 30, 2011 and 2010. At both September 30, 2011 and December 31, 2010, we had no undistributed REIT taxable income.

Table 29 Estimated Taxable Income and Distributions to Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
REIT taxable income (loss)	$7,364	$(8,763)	$16,205	$3,951
Taxable REIT subsidiary (loss) income	(1,728)	191	(6,129)	(13,926)
Total Estimated Taxable Income (Loss)	$5,636	$(8,572)	$10,076	$(9,975)
Distributions to shareholders	$19,624	$19,517	$58,798	$58,491

Our tax results for the three and nine months ended September 30, 2011, are estimates until we file tax returns for this year. Our estimated total taxable income for the three months ended September 30, 2011, was $6 million ($0.07 per share) and included $12 million in credit losses. This compared to a total taxable loss for the three months ended September 30, 2010, of $9 million ($0.11 per share). Estimated total taxable income for the nine months ended September 30, 2011, was $10 million ($0.13 per share) and included $43 million in credit losses. This compared to a total taxable loss for the nine months ended September 30, 2010, of $10 million ($0.13 per share).

For the nine months ended September 30, 2011, we declared three regular quarterly dividends totaling $0.75 per share. In November 2010, our board of directors announced its intention to pay a regular dividend of $0.25 per share, per quarter in 2011. Our dividends may be characterized as ordinary income to the extent the REIT has taxable income or net capital gains. Dividends paid in excess of REIT taxable income or net capital gains may be characterized as a return of capital. The portion of our dividends characterized as return of capital is not taxable, and reduces the basis of shares held at each quarterly distribution date. For the nine months ended September 30, 2011, our estimated REIT taxable income was $16 million and there were no net capital gains.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three and nine months ended September 30, 2011 and 2010.

Table 30 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended September 30, 2011
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$33,341	$53,396	$(20,055)
Interest expense	(4,574)	(24,317)	19,743
Net interest income	28,767	29,079	(312)
Provision for loan losses	—	(3,978)	3,978
Realized credit losses	(11,748)	—	(11,748)
Market valuation adjustments, net	—	(13,448)	13,448
Operating expenses	(11,411)	(11,507)	96
Realized gains on sales and calls, net	—	1,145	(1,145)
Benefit from (provision for) income taxes	28	(14)	42
Less: Net loss attributable to noncontrolling interest	—	(20)	20
Net Income	$5,636	$1,297	$4,339
Income per share	$0.07	$0.01	$0.06

	Three Months Ended September 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$36,957	$59,015	$(22,058)
Interest expense	(2,921)	(23,695)	20,774
Net interest income	34,036	35,320	(1,284)
Provision for loan losses	—	(2,436)	2,436
Realized credit losses	(31,232)	—	(31,232)
Market valuation adjustments, net	—	(1,573)	1,573
Operating expenses	(11,376)	(12,245)	869
Realized gains on sales and calls, net	—	1,566	(1,566)
Provision for income taxes	—	(202)	202
Less: Net income attributable to noncontrolling interest	—	532	(532)
Net (Loss) Income	$(8,572)	$19,898	$(28,470)
(Loss) income per share	$(0.11)	$0.25	$(0.36)

	Nine Months Ended September 30, 2011
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$96,948	$160,684	$(63,736)
Interest expense	(10,201)	(69,923)	59,722
Net interest income	86,747	90,761	(4,014)
Provision for loan losses	—	(8,367)	8,367
Realized credit losses	(42,638)	—	(42,638)
Market valuation adjustments, net	—	(30,335)	30,335
Operating expenses	(34,033)	(35,107)	1,074
Realized gains on sales and calls, net	—	10,844	(10,844)
Provision for income taxes	—	(42)	42
Less: Net loss attributable to noncontrolling interest	—	(1,147)	1,147
Net Income	$10,076	$28,901	$(18,825)
Income per share	$0.13	$0.35	$(0.22)

	Nine Months Ended September 30, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$108,461	$174,301	$(65,840)
Interest expense	(6,379)	(63,040)	56,661
Net interest income	102,082	111,261	(9,179)
Provision for loan losses	—	(16,233)	16,233
Realized credit losses	(79,909)	—	(79,909)
Market valuation adjustments, net	—	(19,935)	19,935
Operating expenses	(32,148)	(40,778)	8,630
Realized gains on sales and calls, net	—	61,985	(61,985)
Provision for income taxes	—	(254)	254
Less: Net income attributable to noncontrolling interest	—	703	(703)
Net (Loss) Income	$(9,975)	$95,343	$(105,318)
(Loss) income per share	$(0.13)	$1.18	$(1.31)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At September 30, 2011, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $136 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended September 30, 2011 and 2010, we realized $12 million and $31 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. During the nine months ended September 30, 2011 and 2010, we realized $43 million and $80 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2011 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $147 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At September 30, 2011, for GAAP we had a designated credit reserve of $310 million on our securities, and an allowance for loan losses of $64 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At September 30, 2011, the REIT had an estimated $104 million in capital loss carry-forwards ($1.32 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

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

The Acacia entities and Redwood also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, Acacia, and Redwood could suffer losses.

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

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued have no impact on our liquidity. ABS issued by Sequoia and the resecuritization we engaged in during the third quarter of 2011 are reported at amortized cost as are the residential loans collateralizing these ABS. We report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization for payments of interest and repayments of the principal balance of the ABS, the changes in fair value do not have an effect on Redwood’s liquidity. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in the Acacia entities is there an effect to Redwood from changes in fair values of these securities.

We may fund some assets with a combination of short-term debt and equity that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets. We also manage risk by hedging the loans held for securitization to minimize the fluctuations in value prior to securitization.

Under short-term borrowing facilities and swap and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our short-term borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility).

Notwithstanding our efforts to manage fair value and liquidity risks, we are exposed to these types of risks due to, among other things, our use of short-term borrowing facilities and our use of interest rate swaps and other derivatives. For example, if there is a decline in value of assets we have pledged to collateralize our obligations under a swap or other derivative or to collateralize our borrowings under a short-term borrowing facility, we would be obligated in response to a margin call to pledge additional collateral, which could occur at a time when we do not have additional collateral available to pledge. As another example, if we breach a covenant or representation/warranty in a short-term borrowing facility, or if a default occurs under one of these facilities or agreements, we could be obligated to repay all outstanding borrowings under that credit facility, which could occur at a time when we do not have cash or other liquid assets in an amount sufficient to satisfy our obligations. Similarly, under a swap or derivative agreement, following a breach or default, we could be obligated to make a termination payment to our counterparty, which could also occur at a time when we do not have cash or other liquid assets in an amount sufficient to satisfy our obligations. In addition, because these borrowing facilities and swap and derivatives agreements generally contain cross-default provisions, if we become obligated to repay borrowings under one facility or to make a termination payment under a swap or derivative agreement, our creditors under other facilities or agreements may exercise their right to require us to make payments or repay the borrowings under the agreements they have with us or under borrowing facilities they have extended to us. To the extent we become obligated to pledge assets or make payments at a time when we do not have sufficient cash or assets available, it could have a material adverse effect on our business and results of operations.

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

Various governmental authorities have also initiated investigations, enforcement actions, and litigation with respect to, among other things, the mortgage finance markets, RMBS transactions, and collateralized debt obligation transactions and the market participants who structured, sponsored, marketed, or sold transactions or securities relating to these markets and securities. For example in 2010, Goldman Sachs reached a $550 million settlement relating to civil charges brought by the SEC relating to Goldman Sachs’ role in structuring and marketing a synthetic collateralized debt obligation transaction referred to as Abacus 2007-AC1. Other examples relating to collateralized debt obligations include: (i) in 2010 the SEC initiated an action against an asset management firm named ICP Asset Management (and certain other related entities and individuals) alleging violations of law by ICP in the conduct of its business as the collateral manager of various collateralized debt obligation transactions and (ii) in October 2011, the SEC charged Citigroup’s principal U.S. broker-dealer subsidiary with misleading investors about a $1 billion collateralized debt obligation transaction, which charges were settled pursuant to an agreement under which Citigroup paid a total of $285 million to be distributed to investors in that transaction. Another example relating to RMBS is that in 2010 the Federal Housing Finance Agency (FHFA), which is the federal agency that regulates Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, issued 64 subpoenas to institutions that participated in RMBS transactions in which Fannie Mae or Freddie Mac invested, as part of a financial inquiry that is seeking information to determine whether losses sustained by Fannie Mae and Freddie Mac from these investments are the legal responsibility of others and to ensure that the obligations of the various parties involved have been met. In September 2011, the FHFA filed lawsuits against 17 financial institutions, certain of their officers and various unaffiliated lead underwriters, which suits allege violations of Federal securities laws and common law in the sale of RMBS to Fannie Mae and Freddie Mac.

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

There have also recently been several notable proposed settlements by large financial institutions of claims related to RMBS transactions. For example:

•	In June 2011, Bank of America Corporation and certain of its subsidiaries (collectively referred to as “Bank of America”) reported that it entered into a proposed settlement agreement and a related agreement with certain institutional investors relating to claims for loan servicing breaches relating to, and breaches of representations and warranties made in connection with, certain securitization transactions that had been sponsored by subsidiaries of Countrywide Financial Corporation (prior to the acquisition of Countrywide Financial by Bank of America). The proposed settlement agreement is subject to satisfaction of certain conditions, including court approval. The proposed settlement agreement provides for the release of claims related to: breaches of representations and warranties in the covered securitization transactions, all past servicing of loans underlying the covered securitization transactions, and all future servicing of loans underlying the covered securitization transactions (to the extent that future servicing complies with newly agreed-to standards). Under the proposed settlement, Bank of America would make an aggregate payment of $8.5 billion, which would be allocated among the covered securitization transactions.
•	In July 2011, subsidiaries of Wells Fargo & Company (collectively referred to as “Wells Fargo”) entered into a proposed settlement of a class action lawsuit brought by investors in 28 different RMBS transactions sponsored by Wells Fargo, which class action lawsuit included claims under the federal securities laws that the offering documents for those RMBS transactions contained untrue statements and omitted material facts. In settling these claims, Wells Fargo agreed to a settlement payment to the plaintiff class of approximately $125 million dollars. The proposed settlement is subject to court approval.

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

Other Risks

In addition to the market risks and risks relating to litigation and governmental investigations and enforcement actions described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described in Part II, Item 1A of this Quarterly Report on Form 10-Q and those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Risk Factors.”

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

There have been no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at September 30, 2011, had a remaining outstanding principal amount of approximately $29 million. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, which motions are now pending. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at September 30, 2011, had a remaining outstanding principal amount of approximately $3.2 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, on July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at September 30, 2011, had a remaining outstanding principal amount of approximately $43 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at September 30, 2011, had a remaining outstanding amount balance of approximately $155 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

As described in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, in May 2010, we received an Order from the SEC, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. The SEC’s Order required us to provide information regarding, among other things, our trading practices and valuation policies relating to our business of sponsoring and managing collateralized debt obligation issuers. We have responded to the Order. The Order from the SEC indicates that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The SEC could, however, as a result of our response to this Order or otherwise, allege that we violated applicable law or regulation in the conduct of our collateralized debt obligation business.

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

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, the following risk factor reflects recent developments.

A recently initiated SEC review of the section of the Investment Company Act of 1940 (“Investment Company Act”) and the regulations and regulatory interpretations promulgated thereunder that we rely on to exempt us from regulation under the Investment Company Act could eventually result in regulatory changes relating thereto, which could require us to change our business and operations in order for us to continue to rely on that exemption or operate without the benefit of that exemption.

On August 31, 2011, the SEC published a Concept Release within which it reviews interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC is “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” Although we believe that we are properly relying on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, this SEC review could eventually affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC review of this exemption does not eventually have these effects on us, in the interim, while the SEC is carrying out its review, the uncertainty created by the SEC’s review could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital or borrow money, which could negatively impact our business and results of operations.

The foregoing risk factor should be read together with the risk factor set forth within Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act of 1940 (Investment Company Act) could adversely affect us.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We repurchased 222,386 shares during the three months ended September 30, 2011. At September 30, 2011, 4,435,685 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2011.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	123	(1)	$15.12	—	4,658,071
August 1, 2011 – August 31, 2011	223,220	(2)	$12.096	222,386	4,435,685
September 1, 2011 – September 30, 2011	36	(3)	$0.01		4,435,685
	933		$12.03	222,386	4,435,685

(1)	The 123 shares repurchased during July 2011 represent shares acquired to satisfy tax withholding requirements on the vesting of restricted shares.
(2)	Includes 834 shares acquired in August 2011 due to unvested shares being forfeited upon termination of employees.
(3)	The 36 shares acquired in September 2011 represent unvested shares forfeited upon termination of employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1	Office Building Lease, effective as of and dated as of June 1, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010;
(ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and,
(v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Date: November 3, 2011	By: /s/ Martin S. Hughes Martin S. Hughes President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2011	By: /s/ Diane L. Merdian Diane L. Merdian Chief Financial Officer (Principal Financial Officer)
Date: November 3, 2011	By: /s/ Christopher J. Abate Christopher J. Abate Controller (Principal Accounting Officer)

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
10.1	Office Building Lease, effective as of and dated as of June 1, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010
(ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;
(iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010;
(iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and
(v) Notes to Financial Statements.