Form 10-K
period 2011-12-31
REDWOOD TRUST INC
filed 2012-02-27
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

At June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,166,765,364 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 24, 2012 was 78,544,682.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2011 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution that seeks to invest in real estate related assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders.

We primarily invest in residential mortgage loans, commercial loans and other forms of commercial real estate financing, and in securities collateralized by real estate loans (which are securities issued in securitization transactions and which are also referred to as mortgage-backed securities). Our investments in residential mortgage loans are generally made with a view towards securitizing those loans through a Sequoia securitization entity or selling those loans to third parties. Our investments in commercial loans are generally held for investment and not secured by real property. The mortgage-backed securities we typically invest in include senior securities, which are those interests in a mortgage securitization that generally have the first right to cash flows and are generally last to absorb losses, and subordinate securities, which are those interests in a mortgage securitization that generally have the last right to cash flows and are generally first in line to absorb losses. Some of the securities we invest in are re-REMIC support securities, which are securities that are generally created through the resecuritization of senior mortgage-backed securities. Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We also invest in other assets, securities, and instruments that are related to residential and commercial real estate.

Securities collateralized by residential mortgage loans, which we also refer to as residential securities, that we invest in are generally acquired by us from third parties or by retaining mortgage-backed securities issued by Sequoia securitization trusts, which are securitization entities we sponsor. The process of sponsoring a Sequoia securitization includes the acquisition of residential loans, which are originated by third parties and generally funded with equity and short-term debt while being accumulated for securitization, the transfer of a pool of those loans to a Sequoia securitization entity, and the structuring and issuance by the Sequoia securitization entity of mortgage-backed securities collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities are generally issued to third parties, while some or all of the subordinate securities issued by these entities are generally retained by us. From time to time we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans.

Our investments in commercial loans and other forms of commercial real estate financing generally result from our origination of subordinate financing for commercial real estate. Subordinate financing for commercial real estate can take the form of mezzanine loans or subordinate mortgage loans and can also take the form of preferred equity interests in special purpose entities that own commercial real estate. In addition to directly originating commercial loans and directly providing preferred equity financing, we may invest in commercial loans and financing originated by others (including through ownership of commercial mortgage-backed securities).

Our primary source of income is net interest income from our investments in real-estate related assets of the types described above. This net interest income consists of the interest income we earn from our investments less the interest expenses we incur on borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments.

Throughout our history we have sponsored other investment entities that include a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the Fund), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was invested in real estate securities and the Acacia entities are primarily invested in a variety of real estate related assets. We are not currently seeking to sponsor other entities like the Fund or the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these securitization entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

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

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and the supplemental financial information, which is included in Part II, Items 7, 7A, and 8 of this Annual Report on Form 10-K.

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. Through the commercial section of our website, we also disclose information about our origination or acquisition of new commercial loans and other commercial investments, generally within five business days of origination or acquisition. We believe that this information may be of interest to investors in Redwood, although we may not always disclose on our website each new commercial loan or other new commercial investment we originate or acquire (or we may not disclose them on our website within the five business day period described above) due to, among other reasons, confidentiality obligations to the borrowers of those loans or counterparties to those investments. The information on our website is not part of this Annual Report on Form 10-K.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our statements relating to improving our capital efficiency in 2012, the use of warehouse funding for residential loans, the use leverage against our residential securities (which leverage we believe will be a prudent amount), obtaining debt financing for our commercial loans, and investing our capital at attractive yields; (ii) our statements relating to our goal of delivering a growing stream of dividends through our residential and commercial credit businesses and our statements that our platforms are scalable (and, therefore, should help us improve our returns as our business volume increases); (iii) our statements relating to our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential mortgage-backed securities and residential mortgage loans and our ability to compete to originate and acquire commercial real estate loans and other commercial real estate investments; (iv) our statements relating to our future investment strategy, and our ability to find investments with attractive risk return profiles, including, without limitation, statements relating to our efforts to acquire residential mortgage loans, make commercial real estate investments (including our statement that our commercial platform will likely provide us with the best opportunity to invest capital in 2012), and make residential investments in residential securities (including that our expectation for 2012 is that we will invest $100 million of capital in third-party residential mortgage-backed securities and $75 to $100 million of capital in new Sequoia securitizations with GAAP yields on new equity capital invested in residential securities during 2012 expected to range from 11% to 14%); (v) our statements that we expect, overall, to invest $375 to $500 million of capital in 2012 and that we can generate the capital needed for the vast majority of this overall 2012 investment activity and our intended 2012 dividends on existing shares of common stock through cash from operations, principal payments from our investments, asset sales, and obtaining debt financing on our commercial loan portfolio; (vi) our statement that we expect our expanding residential and commercial businesses to represent a larger portion of our net interest income in future periods and our statement that we expect that increased investment activity, net of funding costs, will positively affect net interest income beginning in the second half of 2012 and improve profitability in 2012; (vii) our statement that one of our objectives for 2012 is to acquire approximately $2.0 billion of residential mortgage loans, our statements relating to acquiring the residential mortgage loans included in our pipeline of residential mortgage loans that we plan to purchase through our residential conduit program, including that, as of December 31, 2011 and February 15, 2012, there were $460 million and $461 million, respectively, of residential mortgage loans at various stages of origination that we planned to purchase; (viii) our statements relating to future residential loan securitization and sale transactions, the timing of the completion of those future transactions, and the number and size of those transactions we expect to complete in 2012 and future periods, which future transactions may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future transactions of these types and our ability to finance residential loan acquisitions through the execution of these types of transactions, and the profitability of these transactions; (ix) our statement that we expect to reverse an estimated $9 million, in aggregate, of negative net assets that relate to fourteen Sequoia securitization entities in future periods upon the retirement or deconsolidation of those entities; (x) our statement that we do not currently believe we will need to raise equity capital during the first half of 2012 and our statement that we may not need to raise equity capital in a material way in the second half of 2012; (xi) our statements relating to our estimates of our investment capacity (including that we estimate our investment capacity was $214 million at December 31, 2011), our short-term borrowing capacity (including the statement that we plan to finance residential mortgage loans held for future securitization or sale through short-term warehouse debt facilities), our excess capital, and the amount of cash we need to cover short-term operations, working capital, and a liquidity cushion; (xii) our statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets (e.g., the CMBS market), and the related potential opportunities for our residential and commercial businesses; (xiii) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations; (xiv) our beliefs about the future direction of commercial real estate fundamentals and statements regarding the competitive landscape for, and availability of, financing for commercial real estate and our beliefs about whether trends in these areas are positive for our business; (xv) our statements that we expect the increased level of commercial loan maturities coming due in the next several years will allow us to expand and sustain our commercial origination franchise and that we intend to hold (rather than sell) our commercial loans and investments; (xvi) our statement that we anticipate originating between $200 and $300 million of subordinate debt and other commercial investments in 2012 and our statement that our quarterly level of origination volume for these types of investments could be volatile; (xvii) our statement that we are attempting to obtain in 2012 debt financing for our portfolio of commercial real estate loans and investments and our statement that we believe any such financing we obtain will represent a prudent level of debt financing for those loans and assets; (xviii) our statement, in respect of certain risk management activities we carry out relating to residential mortgage loans we own or plan to acquire for future securitization or sale, that under normal market conditions and assuming we have hedged well, we would expect our risk management activities to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our residential loans we own or plan to acquire would to varying degrees offset a loss or gain in value of these loans; (ixx) our statements relating to the impact on our business of legislative and regulatory changes that affect our business, the regulation of securitization transactions, and any reform of the GSEs, including Fannie Mae and Freddie Mac; (xx) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate may require changes in the future; (xxi) our expectations regarding future interest income and net interest income, future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends, including that we expect the level of operating expense in the first quarter of 2012 to be similar to the level of operating expense in the fourth quarter of 2011; (xxiii) our Board of Directors’ intention to pay a regular dividend of $0.25 per share per quarter in 2012; and (xxii) our expectations and estimates relating to the characterization for income tax purposes of our 2011 dividend distributions and our expectations and estimates relating to tax accounting and our anticipation of additional credit losses for tax purposes in future periods (and the level of those expected losses).

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our

REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 23, 2012, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 18, 2011 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2011, Redwood employed 77 people.

ITEM 1A. RISK FACTORS

General economic trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire.

The values of, and the cash flows from, the assets we own are affected by developments in the U.S. economy. There is particular uncertainty about the pace and prospects for sustainable economic growth following the recent serious recession. A number of factors could contribute to the potential uncertainty, including, but not limited to, high current unemployment, rising government debt levels, prospective Federal Reserve policy shifts, the withdrawal of government interventions into the financial and real estate markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation. Income growth and unemployment levels affect borrowers’ ability to repay loans underlying our assets, and there is risk that economic growth and activity could be weaker than anticipated following the recent recession. Concerns and issues relating to the level of sovereign debt of various countries within the European Economic and Monetary Union, or Eurozone, and the potential economic consequences of those concerns and issues also contribute to this uncertainty.

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

The economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending in recent years have contributed to significantly increased U.S. budget deficits. This upward pressure on U.S. budget deficits has the potential to put upward pressure on U.S. interest rates. It is possible we would not fully anticipate such a shift or all the negative consequences of such a shift in the interest rate environment. Thus, higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.”

The Federal Reserve’s aggressive easing program could have significant implications for financial asset pricing in general and for mortgage-related securities pricing, in particular. While market participants expect the Federal Reserve to abandon its low interest rate policy at some point, it is not possible to accurately predict the timing or implications of the Federal Reserve’s rate hikes. Our business may be harmed by our inability to accurately anticipate developments on the interest rate front.

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

Mortgage markets have received tremendous U.S. government support. In fact, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2009, as the U.S. Treasury chose to backstop these government-sponsored enterprises for three years (2010 – 2012), without limit. This outsized support for these entities has caused Fannie Mae and Freddie Mac to continue to dominate mortgage and securitization activity, inhibiting the return of private mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, often via securitization.

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

As an example, based on data published in October 2011 by Inside Mortgage Finance, we believe that through financing or guarantees Fannie Mae, Freddie Mac, the Federal Housing Administration, and other governmental agencies accounted for more than 85% of the financing for new residential mortgage loans in 2009, 2010, and 2011. These entities, in turn, received capital support from the U.S. Treasury Department and fund their balance sheets via the capital markets, with investors generally relying on an implicit backstop from the U.S. federal government. As a result, most of the market for housing finance in the U.S. is controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress, and they may establish or change existing laws, regulations, and policies to respond to political rather than market pressures. If the federal government determines to maintain or expand its current role in the markets for financing residential mortgage loans, it may adversely affect our business or our ability to effectively compete. Even if the federal government determines to decrease its role in the markets for financing residential mortgage loans, it may establish regulations for other market participants that have an adverse effect on our ability to effectively participate or compete or which may diminish or eliminate the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

During and since 2008, the federal government commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. In addition, certain mortgage lenders and servicers then voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service. Subsequently, the President has announced additional plans aimed at reducing foreclosures through loan modification and refinancing programs. In addition, members of Congress have at times indicated support for additional legislative relief for homeowners, including a proposed amendment to the bankruptcy laws to permit the forgiveness of principal on first lien mortgage loans in bankruptcy proceedings. Federal and state agencies and numerous state attorneys general have launched various investigations into the business practices of loan servicers and, in particular, into the propriety of many foreclosures that have recently taken place. In his 2011 State of the Union Address, the President announced a newly created governmental task force charged with, among other things, investigating misconduct and illegalities that contributed to both the credit crisis and the mortgage crisis (and this task force has subsequently issued numerous subpoenas to current and former participants in the mortgage-backed securities industry). In February 2012, attorneys general for 49 states together with the U.S. Department of Justice and the U.S. Department of Housing and Urban Development announced a settlement with the five largest U.S. mortgage loan servicers relating to an investigation by those law enforcement authorities into nationwide foreclosure and mortgage servicing practices. Under the settlement, those five mortgage loan servicers have agreed to, among other things, commit a minimum of $17 billion directly to mortgage borrowers through a series of relief effort options, including principal reduction, and adopt a comprehensive set of new servicing standards to protect homeowners from future abuses. Loan modification programs and changes to servicing standards, as well as future law enforcement and legislative or regulatory actions including possible amendments to the bankruptcy laws, may adversely affect the value of, and the returns on, the mortgage loans and the related mortgage securities we currently own or may acquire in the future.

The credit crisis, financial turmoil, and the economic recession that occurred over the past several years led to an unprecedented level of federal governmental intervention in the financial markets and into the affairs of particular financial institutions. These events revealed the extent to which the functioning of financial markets and the ability of particular counterparties to perform can be affected by, and be dependent on, the policies and actions of the government. They also prompted the federal government to offer attractive financing to certain industry participants, through programs such as the Public-Private Investment Program and the Term Asset-Backed Securities Loan Facility, which arguably gave a competitive advantage to firms taking advantage of these programs. Similar types of governmental interventions could occur in the future, and they may not be predictable and may not benefit us and, therefore, could adversely affect our relative financial position and our ability to compete.

Furthermore, the credit crisis and subsequent financial turmoil of the past several years prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and results of operations by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

In addition, the Federal Reserve has taken certain actions (e.g., implementing a program to acquire agency and other mortgage securities and then subsequently initiating sales of certain of these securities) and may take other actions that could have significant implications for mortgage-related securities pricing and the returns we expect on our mortgage-related assets. Financial regulators globally are coordinating the implementation of capital regulations under the Basel III accord in an attempt to better coordinate and set capital standards for certain types of regulated financial institutions that appropriately account for risk, which may also have indirect impacts on our business and results of operations.

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

Overview of credit risk

We assume credit risk through the ownership of securities backed by residential and commercial real estate loans and through direct investments in residential and commercial real estate loans. Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of global climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Continued weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

Credit losses on commercial real estate loans can occur for many of the reasons noted above for residential real estate loans. Losses on commercial real estate loans can also occur for other reasons including decreases in the net operating income from the underlying property, which could be adversely affected by a weak U.S. or international economy. Moreover, the majority of our commercial real estate loans are not fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity.

Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. We expect much of our future exposure to credit risk associated with commercial loans to be in the form of subordinate financing (e.g., mezzanine loans, b-notes, preferred equity, and subordinated interests in securitized pools). We directly originate commercial loans and may participate in loans originated by others (including through ownership of commercial mortgage-backed securities). Directly originating commercial loans exposes us to credit, legal, and other risks that may be greater than risks associated with loans we acquire or participate in that are originated by others. We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. If and when these problems become apparent, we may have little or no recourse to the borrower, issuer of the securities, or seller of the loan and we may incur credit losses as a result.

We may have heightened credit losses associated with certain securities and investments we own.

Within a securitization of residential or commercial real estate loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities with the most concentrated credit risk or the least concentrated credit risk within a securitization, in each case, assuming a certain amount of credit risk associated with the underlying real estate loans.

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

For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses — should they occur — only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

The nature of the assets underlying some of the securities and investments we hold could increase the credit risk of those securities.

For certain types of loans underlying our securities, the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, a portion of the securities we acquire, or have an indirect interest in through our investment in the Acacia entities we sponsor, are backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. This is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans and investments to which we are exposed, such as hybrid loans and teaser-rate adjustable-rate loans, may also have greater credit risk than more traditional amortizing mortgage loans.

Most or all of the commercial real estate loan assets we own are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Commercial loans that only partially amortize or that have a balloon principal payment at maturity have a higher risk of default at maturity than fully amortizing loans. Since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

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

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or a flood), or the effects of global climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing the mortgage loans we own or those underlying the securities or other investments we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that underlie the securities we own are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk include Florida and New York. Balances on commercial loans we originate or otherwise acquire are larger than residential loans and we will likely have a geographically concentrated commercial loan portfolio until our portfolio increases in size. While we intend to originate commercial loans throughout the country, we will likely have a portfolio that is concentrated in or near selected major metropolitan areas. Additional information on geographic distribution is set forth in Notes 6 and 7 to the Financial Statements.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential and commercial loans, investments, and securities. If unanticipated losses occur within the first few years after a loan is originated, an investment is made, or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans, investments, or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or ability for borrowers to get relief through bankruptcy or other avenues.

Our efforts to manage credit risks may fail.

We attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility and liquidity issues. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. In the event that assets that have declined in value are deemed to be other-than-temporarily impaired, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and ability to securitize or finance assets.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loans servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The delay of residential foreclosures that may result from an attempt to fix procedural problems could delay resolution and increase ultimate loss severities, as a result.

The value of the homes collateralizing residential loans may decline. The value of the commercial properties collateralizing or underlying commercial loans or investments may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, and other laws may exacerbate loan or investment losses. Changes in rules that would cause loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default. However, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts as we grow our portfolio could increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

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

We note that the assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. Most of the securities we own do have credit ratings and, to the extent we securitize loans and securities, we expect to rely on credit rating agencies to provide ratings on the securities created by these securitization entities (as we have in the past).

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes and the impact to the securitization market in general are difficult to predict. Such changes may have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future.

Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments. For example, the underlying documents of some of our equity investments in asset-backed securities state that certain average rating levels must be met on the securities held by the entity. If these average rating levels are not met, then cash that would otherwise be distributed to the equity holders or the lower-rated debt holders would instead be distributed to the more senior debt holders. Many of our equity and lower-rated security investments in securitizations have failed this average rating test, which, in turn, has adversely affected our cash flows from these investments.

Some of the securities we own are insured by bond insurers such as Ambac Financial Group Inc., MBIA Inc., and Financial Guaranty Insurance Co., which are commonly known as monoline insurers. These monoline insurers historically had triple-A credit ratings and this credit rating was passed on to any bonds that they insured. The high number of credit downgrades and other market turbulence revealed that these monoline insurers had greater credit risk exposure than previously realized and the credit ratings of certain of these insurers were downgraded as a result. Any decline in the credit rating of a monoline insurer generally results in a corresponding decline in the credit ratings of the securities insured by that insurer.

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

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity. Similarly, with respect to commercial real estate loans, borrowers’ decisions to prepay or extend loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the residential real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential real estate loans. Prepayments are unpredictable and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce an asset’s fair value, which could reduce our ability to borrow against that asset and may cause a market valuation adjustment for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate and grow earnings.

We own a number of securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments.

Many of the commercial real estate loans we originate or hold allow the borrower to make prepayments and some include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Many of our securities have adjustable-rate coupons (coupons that reset within a year and at least once per year thereafter). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We may also acquire loans and securities as inventory prior to sale to a securitization entity or as a longer term investment. We may fund assets with a combination of equity plus floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than our short-term debt), an interest rate mismatch would exist and we would earn less (and fair values may decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate agreements and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally reduce the fair value of most of our assets, with the exception of our adjustable-rate assets. This may affect our earnings results, reduce our ability to re-securitize or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

When short-term interest rates vary, our premium amortization expense on loans acquired by Sequoia entities prior to July 2004 may significantly increase or decrease from one period to the next. Under the applicable GAAP accounting elections, the amortization expense for the current period is a function of actual and projected prepayments and the current London Interbank Offered Rate (LIBOR) interest rate. During a period when applicable rates change dramatically, the effect that the interest rate has on the amortization expense may become the more significant factor (over prepayments) and may alter the amount of premium amortized thereby creating volatility in our reported income for that period, all other factors being equal.

We have significant investment and reinvestment risks.

New assets we acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, although there is risk that the acquisitions will not perform as expected. Realized cash flow could be significantly lower than expected and returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned loans.

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

If the assets we acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could well decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses, credit costs, and market valuation adjustments. Under the effective yield method of accounting that we use for GAAP purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

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

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we wish to credit enhance. At times, due to heightened credit concerns, strengthened underwriting standards, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. From 2008 through 2011, the volume of loan originations was lower than in prior years and the volume may not return to previous levels in the foreseeable future. This reduced volume may make it difficult for us to acquire loans and securities.

We originate commercial loans, but we may not be willing to provide the level of proceeds or the coupon rate on loans that the borrower finds acceptable or that matches our competitors. While the overall industry-wide volume of commercial real estate loan originations and financings is increasing from prior low levels, it is not at the volume the industry has experienced in the past. And, the high-quality commercial assets we seek to originate loans on or finance are highly sought after by numerous lenders.

The supply of new non-agency securitized assets available for purchase could continue to be adversely affected if the economics of executing securitizations continue to be challenging or if the regulations governing the execution of securitizations discourage or preclude certain potential market participants from engaging in these transactions. A key factor in the economics of securitization is a highly liquid market for triple-A rated securities. The events in recent years revealed that the liquidity of this market may be severely disrupted at times. Losses experienced by holders of triple-A rated securities in non-agency mortgage-backed securities have dampened the demand for investment grade securities backed by real estate loans and securities. Investor demand in the foreseeable future for these securities may not reach previous levels. Without a robust market for triple-A rated securities, the supply of real estate subordinate securities could be significantly diminished. In addition, the risks associated with the acquisition of loans for the purpose of securitization may increase significantly and we may reduce our loan acquisitions or choose not to acquire any loans during these periods.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to our current core business. Additionally, we may enter various securitizations, services, and other operating businesses that may not be closely related to our current business. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in various types of non-real estate related assets. We may invest directly or indirectly in real property. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We may originate first mortgage commercial loans primarily for the sale to others (while retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this would expose us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940 as amended (Investment Company Act), as further described below in the risk factors titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

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

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own are variable.

We actively manage the risks associated with acquiring, originating, holding, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying these securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

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

A decrease in the fair value of the securities we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets and securitization entities. The adverse effects could include the inability to meet or agree upon covenants with counterparties, the inability to enter into derivative contracts, and a reduction in the market price of our common stock.

There are potentially significant differences between the value of our investments in certain securitization entities (e.g., Sequoia and Acacia entities) under GAAP presentation and the economic value of our investments in these entities. Discrepancies arise as a result of market dynamics, the limitations of the measurement techniques required by GAAP, and the consolidation accounting principles under GAAP.

Our calculations of the fair value of the securities we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report our securities at fair value on our consolidated balance sheets. In computing the fair values for illiquid securities, such as the securities we own or consolidate and for which there are few, if any, observable third-party trades, we make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment. Use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth below in the risk factor titled “Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.”

Although we rely on our internal calculations to compute the fair value of securities we own, we also request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. Market disruptions in recent years have resulted in fewer third-party generated data points than were available to us in the past for us to consider in connection with our estimates of the fair value of our securities, which limits our ability to use these third-party data points to assist us in our valuation process.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the asset-backed securities we own are generally illiquid — that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the residential loans we hold and commercial loans we originate. In fact, at times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we choose to sell them.

As a result of the limited liquidity that can exist for securities and loans we acquire and originate and for securities our securitization entities issue, there may be little trading information available to verify the values at which we report these assets and liabilities on our financial statements. This makes the estimates of fair value reflected in our financial statements more assumption-based. Thus, to the extent that our assumptions are not accurate, our reported earnings and book values may not reflect the values we ultimately realize from our portfolio.

Our use of short-term financial leverage could expose us to increased risks.

We fund our residential loans we acquire in anticipation of a securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short-term debt. By incurring this leverage we expect to generate more attractive returns on our invested equity capital. However, as a result of leverage (whether for the accumulation of loans or related to a longer-term investment), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of our hedges. Financing facilities may also force us to sell assets under adverse market conditions to meet lenders’ margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues.

Although we typically seek a variety of financing facilities from several counterparties, we cannot assure you that we would be able to establish short-term financing facilities or renew them when they mature. The failure to renew facilities could force us to sell assets in adverse market conditions. Liquidity in debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature.

The use of short-term financial leverage is critical to certain aspects of our business and we may continue to expand our dependence on short-term debt in the future. The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan. In that case, our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

Our ability to fund our business and our investment strategy depends to a critical extent on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the securitization of a pool of mortgage loans we generally fund the acquisition of mortgage loans through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of the short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and results of operations will be adversely affected. Furthermore, to the extent we do employ leverage and subsequently default or are unable to renew the facilities when they mature, we may suffer adverse consequences. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

Hedging activities may reduce earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, at times, prepayment risks and fair values) by balancing the characteristics of our assets and associated (existing and anticipated) liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally attempt to enter into interest rate agreements that provide an appropriate and efficient method for hedging certain risks.

The use of interest rate agreements and other instruments to hedge certain of our risks may well have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. Pipeline hedging for loans we have planned to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of collateral or cash.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as: liquidity risk, due to fact that there may not be a ready market into which we could sell them if needed; basis risk, which could result in a decline in value or a requirement to make a cash payment as a result of changes in interest rates; and the risk that a counterparty to a derivative is not willing or able to perform its obligations to us due to its financial condition or otherwise.

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

The markets for these types of investments have, in some cases, only existed for relatively few years and may not be liquid. Many of these investments incorporate “pay as you go” credit events, which could require us to make significant cash payments with little advance notice. The terms of certain types of investments could make it more difficult to assign such an instrument or determine the “loss” pursuant to the underlying agreement. In a credit default swap, the party wishing to “buy” protection will pay a premium. When interest rates change, the spreads change, or the prevailing credit premiums on credit default swaps change, the amount of the termination payment due could change by a substantial amount. In an illiquid market, the determination of this change could be difficult to ascertain and, as a result, we may not achieve the desired benefit of entering into this contractual relationship.

To date, we have entered into a limited number of these types of derivatives contracts. We may over time increase our exposure to these types of investments as the market for them grows and during times when acquiring other real estate loans and securities may be difficult and we may find credit default swaps and other forms of synthetic securities to be a more efficient method of providing credit enhancement on specific pools of real estate loans; however, we may also be limited in the amount of these types of investments we can make, including for reasons described below in the risk factors titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940, as amended (Investment Company Act) may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.” We may attempt to manage the risks associated with these investments including counterparty risks, but our efforts may prove to be insufficient in enabling us to generate the returns anticipated.

Our results could be adversely affected by counterparty credit risk.

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back,” hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Adverse changes to the credit rating of the U.S. government or to the credit rating of one or more of the Eurozone nations by one or more of the major credit rating agencies could negatively impact the availability and cost to us of short-term debt financing and could adversely affect our business and results of operations.

In July 2011, Moody’s Investors Service (Moody’s) placed the credit rating of the U.S. government on review for possible downgrade and also placed on review for possible downgrade the ratings of financial institutions and financial instruments directly linked to the U.S. government, including, without limitation, Fannie Mae and Freddie Mac. Similarly, in April 2011, Standard and Poor’s (S&P) changed the outlook on the U.S. government’s credit rating from stable to negative, in July 2011, S&P placed the credit rating of the U.S. government on negative credit watch, and in August 2011, S&P downgraded the credit rating of the U.S. government to “AA+” from “AAA.” These ratings actions were taken in part in response to the possibility that in August 2011 the U.S. government would default on U.S. Treasury obligations (although the U.S. did not, in fact, default on its obligations in August 2011) and in part in response to pessimism regarding the ability of the U.S. government to stabilize the dynamics of its borrowing and debt obligations.

In response to the economic situation facing the European Economic and Monetary Union, or Eurozone, based on factors including tightening credit conditions, higher risk premiums on Eurozone sovereigns and disagreement among European policy makers on how best to address the declining market confidence with respect to the Eurozone, on January 13, 2012, S&P downgraded the long-term credit ratings of nine members of the Eurozone, including Austria, Cyprus, France, Italy, Malta, Portugal, Slovakia, Slovenia and Spain, and indicated that its outlooks on the ratings on Austria, Belgium, Cyprus, Estonia, France, Ireland, Italy, Luxembourg, Malta, the Netherlands, Portugal, Slovenia and Spain are negative. In addition, S&P lowered the long-term issuer credit rating on the European Financial Stability Facility from “AAA” to “AA+.” Similarly, in February 2012, Moody’s cited weak economic growth and uncertainty over the Eurozone’s prospects for reform of its fiscal and economic framework in downgrading the long-term credit ratings of Italy, Malta, Portugal, Slovakia, Slovenia, and Spain, and indicated that its outlook on the ratings of Austria, France, and the United Kingdom was being changed to negative.

It is difficult to predict the impact of any change in the credit rating of the U.S. government or of any change in the credit rating of one or more Eurozone nations; however, any change in the outlook for, or rating of, the U.S. government’s creditworthiness or the creditworthiness of Eurozone nations would likely have adverse impacts on, among other things, the financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our results of operations.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and continue to engage, in securitization transactions relating to residential mortgage loans. We have in the past also engaged in, and may in the future engage in, other types of securitization transactions or similar transactions. In addition, we have and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. This type of debt may not be available to us, including in circumstances where a line of credit had previously been committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the fair value of the assets pledged as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. Furthermore, if we are unable to complete the securitization of these types of assets, we would likely need to sell the assets on potentially unfavorable terms instead of completing the planned securitization, which could result in a loss. In addition, when we acquire assets for a securitization, we make assumptions about the cash flows that will be generated from those assets. Widening ABS interest rate spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging practices or results, changes in applicable law and regulations, and other factors could result in a securitization execution that is less favorable to us than initially assumed, which would typically result in a loss.

Prior to acquiring assets for securitization transactions or making other investments, we may undertake due diligence efforts with respect to various aspects of the asset or investment. When conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. To the extent we conduct due diligence on investments, our due diligence efforts may not reveal matters which could lead to losses. If we do not conduct adequate due diligence, or the scope of our due diligence is limited, we may incur losses.

When engaging in securitization transactions, we typically make representations and warranties to the securitization entities that purchase loans or other assets from us regarding, among other things, certain characteristics of those assets. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the loans or other assets they may not parallel the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not parallel the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.

Our business may also include originating and acquiring commercial real estate loans or other commercial real estate investments and selling them, or participations in them, to third parties (which third parties may, in turn, securitize these loan assets). When selling loans or other assets to third parties, we would typically make representations and warranties to the purchasers of those loans or other assets regarding, among other things, certain characteristics of those loans or other assets. If our representations and warranties are inaccurate with respect to any loan or asset, we may be obligated to repurchase that loan, which may result in a loss.

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

For some of the loans that we securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that the sub-servicer may not properly service the loan in compliance with applicable law and regulation or the contractual provisions governing their sub-servicing role and that we would be held liable for the sub-servicer’s improper acts or omissions. In addition, in these circumstances we are obligated to fund any obligation to make advances on behalf of a delinquent loan obligor. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

There has also recently been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage debt and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, ABS that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, which could expose us to losses and could damage our ability to engage in future securitization transactions.

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

Our ability to execute future securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Provisions of the Dodd-Frank Act require, among other things, significant revisions to the legal and regulatory framework under which ABS, including residential mortgage-backed securities (RMBS), are issued through the execution of securitization transactions. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective soon. In addition, prior to the passage of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation (FDIC) had already published proposed regulations relating to the issuance of ABS, including RMBS, and the FDIC’s proposed regulations have subsequently become effective. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor above titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future” for a description of the settlement of a recent enforcement action that resulted in changes to mortgage loan servicing standards.

It is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed or recently implemented will affect our future ability to successfully execute securitizations of residential mortgage loans, due to, among other things, the fact that federal agencies have not yet finalized all of the regulations implementing the Dodd-Frank Act. For example, a consortium of federal regulators have published a joint Notice of Proposed Rulemaking (NPR) related to securitization. The proposed rule, among other things, would require securitization sponsors to retain an economic interest in the assets they securitize, which risk retention requirement is intended to incent sponsors to focus on the quality of the assets being securitized and align the interests of sponsors with those of investors in securitizations. These laws, regulations, and enforcement actions and private litigation settlements could effectively preclude us from executing securitization transactions, delay our execution of these types of transactions, or reduce the returns we would otherwise expect to earn from executing securitization transactions.

Rating agencies can affect our ability to execute a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria.

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold residential mortgage loans and execute securitization transactions.

Our ability to profitably execute future securitizations of residential mortgage loans is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing future securitizations it would have a material adverse impact on our business and results of operations.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of residential mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans that third parties are willing to provide short-term financing for.

After we acquire residential mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us includes the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans, including for the reasons described above or for other reasons, it would have a material adverse impact on our business and results of operations.

Our past and future securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and results of operations.

Through certain of our wholly-owned subsidiaries we have in the past engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we expect to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or similar transactions. Our outstanding Sequoia securitization entities issued ABS backed by residential mortgage loans held by these Sequoia entities. Our outstanding Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the cash flows from the loans held by the Sequoia entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions.

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on October 15, 2010, the Federal Home Loan Bank of Chicago filed a claim in the Circuit Court of Cook County, Illinois against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint relates in part to RMBS that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these RMBS in violation of Illinois state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 14 to the Financial Statements.

Other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we acquire and investments we make, assets and loans we sell, financing transactions, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. We are also subject to various laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages and litigation.

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund minimum REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post margin calls on various derivative instruments we enter into as the value of these derivatives change.

Our sources of cash flow include the principal and interest payments on the loans and securities we own, asset sales, securitizations, short-term borrowing, issuing long-term debt, and raising equity. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. Cash flows from most of our investments in collateralized debt obligations (CDOs) (including investments in Acacia entities) have been disrupted due to credit rating agencies downgrading securities owned by the securitization entity below certain average rating tests. For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. For some loans, borrowers have the option to make payments that are less than they would if those loans were fully amortizing over their terms.

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened.

We are subject to competition and we may not compete successfully.

We are subject to competition in seeking investments, originating commercial loans, acquiring residential loans for securitization, engaging in securitization transactions, and in other aspects of our business. Our competitors include other mortgage REITs, Fannie Mae, Freddie Mac, banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments, making loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitizations transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas. At the end of September 2011, this $729,750 loan size limit was reduced to $625,000, which is an amount that continues to be above the historical $417,000 loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected.

Further discussion of how our inability to regularly engage in residential mortgage securitization transactions could adversely affect our earnings and growth, including as a result of competition from Fannie Mae, Freddie Mac, and other firms, is set forth below in the risk factor titled “Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful. Continued disruption in the mortgage securitization market may adversely affect our earnings and growth.”

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our chief executive officer and our president. There can be no assurance that we will be able to attract and retain key personnel.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful. Continued disruption in the mortgage securitization market may adversely affect our earnings and growth.

Due to the recent credit crisis and downturn in the U.S. real estate markets and the economy, the mortgage industry and the related capital markets are undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our financial condition and earnings may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks.

Similarly, the competitive landscape in which we operate in and the products and investments for which we compete are also affected by changing conditions. There may be trends or sudden changes in our industry, regulatory environment, changes in the role of government sponsored entities, changes in the role of credit rating agencies or their rating criteria or processes, or the U.S. economy more generally. If we do not effectively respond to these changes or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our financial condition and earnings being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. We do not know when, or if, market conditions will allow us to more regularly engage in securitization transactions and the continued disruption of this market may adversely affect our earnings and growth. If more regular residential mortgage securitization activity does resume among market participants other than government sponsored entities, we do not know if it will be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to the volume of securitization activity we previously conducted.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods for acquiring residential real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. As another example, we have a subsidiary, Redwood Asset Management, Inc., that engages in the investment advisory business. Any new asset management activities that we engage in may increase our exposure to litigation, fiduciary responsibilities, conflicts of interest arising from our investment activities and the activities of the entities we manage, and other risks.

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because they may be incorporated in states other than Maryland or may be established in a foreign jurisdiction. Any new subsidiary we create may be designated as a taxable subsidiary. Taxable subsidiaries are wholly-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. That is, a taxable subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level.

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

We may not be able to obtain or maintain the governmental licenses required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans making commercial real estate loans.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. Similarly, certain commercial real estate lending activities that we engage in also require us to obtain and maintain various state licenses. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. There is no assurance that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring residential mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

Environmental protection laws that apply to properties that secure or underlie our loan portfolio could result in losses to us. We may also be exposed to environmental liabilities with respect to properties to which we take title, which could adversely affect our results of operations, financial condition, and business.

Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the cleanup costs. In certain of these states, such a lien has priority over the lien of an existing mortgage against the property, which could impair the security for a loan we hold or could reduce the value of property underlying loans we have made. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing or underlying a loan we hold if our agents or employees have become sufficiently involved in the hazardous waste aspects of the operations of the borrower of that loan, regardless of whether or not the environmental damage or threat was caused by us or the borrower.

In the course of our business, we may take title to residential or commercial real estate. If we do take title, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our results of operations, financial condition, and business could be materially and adversely affected.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

In order to analyze, acquire, and manage our investments and manage the operations and risks associated with our business, assets, and liabilities, we rely upon computer hardware and software systems. Some of these systems are located at our office and some are maintained by third party vendors. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could have an adverse effect on our operations. In addition, any breach of the security of these systems could have an adverse effect on our operations. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, our systems and the systems of third parties who provide services to us and with whom we transact business may contain non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

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

Some of our risk management efforts are carried out by entering into interest rate swaps and other derivatives intended to hedge against certain interest rate and other financial risks. These swaps and derivates and generally entered into under agreements in which we make various representations and warranties and covenants and which contain various events of default or termination events. If we breach these agreements or if they otherwise terminate, we may suffer losses and we may, thereafter, not be hedged against certain financial risks that we had intended to hedge against. In addition, if we breach these agreements or they otherwise terminate, the circumstances that resulted in the breach or termination, or other circumstances, may prevent us from using other similar agreements that are already in place or from entering into replacement agreements to hedge against financial risk.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions; use our assets improperly or without authorization; perform improper activities; use confidential information for improper purposes; or mis-record or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors, or others could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

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

Generally, the cumulative income we report on an asset will be the same for GAAP and tax purposes, although the timing of this recognition over the life of the asset could be materially different. There are, however, certain permanent differences in the recognition of certain expenses under the respective accounting principles applied for GAAP and tax purposes and these differences could be material. Thus, the amount of

GAAP earnings reported in any given period may not be indicative of future dividend distributions. A further explanation of differences between our GAAP and taxable income is presented in “Management’s Discussion and Analysis,” which is set forth in Part II, Item 7 of this Annual Report on Form 10-K.

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

Over time, accounting principles, conventions, rules, and interpretations may change, which could affect our reported GAAP and taxable earnings and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. In addition, changes in tax accounting rules or the interpretations thereof could affect our taxable income and our dividend distribution requirements.

Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.

Failure to qualify as a REIT would adversely affect our income and dividend distributions and could adversely affect the value of our common stock.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that our factual situation and the law will allow us to remain qualified as a REIT. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. If we were to become subject to federal income tax, we might not have, at that time, the liquid assets to pay the taxes due, which could result in our liquidating assets at unattractive prices. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status and avoiding the generation of excess exclusion income may reduce our flexibility and could limit our ability to pursue certain opportunities. Failure to appropriately structure our business and transactions to comply with laws and regulations applicable to REITs could have adverse consequences.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity-level taxes on income from such transactions.
•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.
•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (TRS) in the future.
•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.
•	A REIT is limited in its ability to earn income that is treated as compensation for services.

Furthermore, the rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the Internal Revenue Service may change.

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

The requirements for maintaining REIT status or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits afforded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations. For example, federal legislation enacted in 2003 generally reduced the maximum federal tax rate for dividends payable to domestic stockholders that are individuals, trusts, and estates to 15% (extended through 2012); however, this legislation did not, as a general matter, reduce tax rates on dividends paid by REITs. Any future adverse changes could negatively affect our business and reduce the value of our common stock.

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

The U.S. tax code may change and/or the interpretation of the rules and regulations by the IRS may change. In circumstances where the application of these rules and regulations affecting our business is not clear, we may have to interpret them and their application to us. We seek the advice of outside tax advisors in arriving at these interpretations, but our interpretations may prove to be wrong, which could have adverse consequences.

Our tax payments and dividend distributions, when based on required dividend distributions, are based in large part on our estimate of taxable income which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions and this could have an effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we would have to make an adjustment to our taxable provisions and this adjustment could be material.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and results of operations. Furthermore, our growth may be limited if we are not able to raise additional capital.

As a REIT we are required to distribute at least 90% of our REIT taxable income. Thus, we do not generally have the ability to retain earnings and we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock or convertible subordinated notes, or by taking on debt. As of January 1, 2012, we have approximately 21,455,318 million additional shares of stock authorized for issuance under our charter, which establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests, which could impact our future use of tax losses, may limit our ability to raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we see opportunities to employ capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our portfolio of investments, our growth may be limited, we may have to forgo attractive investment opportunities, and our operating expenses may increase significantly relative to our capital base.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940, as amended (Investment Company Act), may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act. In order to continue to do so, however, we must, among other things, maintain at least 55% of our assets in certain qualifying real estate assets (the 55% Requirement) and we are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements. Our efforts to comply with the 55% Requirement and the 25% Requirement may reduce our flexibility and could limit our ability to pursue certain opportunities.

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to comply with the 55% Requirement and the 25% Requirement could also result in these or other adverse effects on us, including, without limitation, those discussed further below.

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

A recently initiated SEC review of the section of the Investment Company Act and the regulations and regulatory interpretations promulgated thereunder that we rely on to exempt us from regulation under the Investment Company Act could eventually result in regulatory changes, which could require us to change our business and operations in order for us to continue to rely on that exemption or operate without the benefit of that exemption.

On August 31, 2011, the SEC published a Concept Release within which it reviewed interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC is “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” Although we believe that we are properly relying on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, this SEC review could eventually affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC review of this exemption does not eventually have these effects on us, in the interim, while the SEC is carrying out its review, any uncertainty created by the SEC’s review could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital or borrow money, which could negatively impact our business and results of operations.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our stockholders for their shares in Redwood.

In order to maintain our qualifications as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to concentration of ownership among our stockholders and for other reasons, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. As of February 23, 2012, our Board of Directors has granted a waiver to one institutional shareholder to own shares in excess of this 9.8% limit, which waiver is subject to certain terms and conditions. Our Board of Directors may amend this existing waiver to permit additional share ownership or may grant waivers to additional stockholders at any time.

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

Our charter limits the liability of our directors and officers to us and to shareholders for pecuniary damages to the fullest extent permitted by Maryland law. In addition, our charter authorizes our Board of

Directors to indemnify our officers and directors (and those of our subsidiaries or affiliates) for losses relating to their service to us to the full extent required or permitted by Maryland law. Our bylaws require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and the directors and certain of the officers of certain of our subsidiaries and affiliates which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.

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

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend rate that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount of dividends we distribute may result in a reduction in the value of our common stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of December 31, 2011, based on filings of Schedules 13D and 13G with the SEC, we believe that four institutional shareholders each owned in excess of 5% of our outstanding common stock and we believe based on data obtained from other public sources that, overall, 25 institutional shareholders owned, in the aggregate, approximately two-thirds of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other stockholders because each of these stockholders will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

As of December 31, 2011, our current directors and executive officers beneficially owned, in the aggregate, approximately 1.71% of our common stock. Sales of shares of our common stock by certain of these individuals are required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2011, we maintained our regular dividend at a rate of $0.25 per share per quarter and in November 2011 our Board of Directors announced its intention to continue to pay regular dividends during 2012 at a rate of $0.25 per share per quarter. Our ability to pay a dividend of $0.25 per share per quarter in 2012 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock. In addition, the characterization of our dividend — be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2011, we had two separately issued leases in effect for our principal executive and administrative office located at One Belvedere Place, Mill Valley, California 94941. In the third quarter of 2011, we entered into a single, co-terminus lease agreement for our principal executive and administrative office that will replace our existing leases. The new lease, which goes into effect in the second quarter of 2012, will expire in 2018. The 2012 rent obligation for this lease is $1.6 million. Additionally, we have one lease for administrative offices at 1114 Avenue of the Americas — 34th Floor, New York, NY 10036, which expires in 2015. The 2012 rent obligation for this lease is $0.3 million.

ITEM 3. LEGAL PROCEEDINGS

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $28 million. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this

Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $3.1 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $42 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at December 31, 2011, had a remaining outstanding principal balance of approximately $152 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. At February 24, 2012, our common stock was held by approximately 1,056 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 27,101 at February 4, 2012. At February 24, 2012, there were 78,544,682 shares of common stock outstanding.

The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2011 and 2010 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2011
Fourth Quarter	$12.01	$9.74	12/15/2011	12/27/2011	$0.25	Regular
Third Quarter	$15.41	$11.17	9/30/2011	10/21/2011	$0.25	Regular
Second Quarter	$15.93	$14.66	6/30/2011	7/21/2011	$0.25	Regular
First Quarter	$17.16	$14.82	3/31/2011	4/21/2011	$0.25	Regular
Year Ended December 31, 2010
Fourth Quarter	$15.55	$13.80	12/31/2010	1/21/2011	$0.25	Regular
Third Quarter	$16.25	$13.49	9/30/2010	10/21/2010	$0.25	Regular
Second Quarter	$17.25	$13.75	6/30/2010	7/21/2010	$0.25	Regular
First Quarter	$15.84	$13.22	3/31/2010	4/21/2010	$0.25	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on a Current Report on Form 8-K on January 30, 2012, for dividend distributions made in 2011, 25% are expected to be characterized as ordinary income and 75% will be characterized as a return of capital for income tax purposes.

We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. The following table contains information on the shares of our common stock that we purchased during the year ended December 31, 2011, as well as other restricted share activity as footnoted in the table below.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	6,741	(1)	$14.93	—	4,658,071
February 1, 2011 – February 28, 2011	—		—	—	4,658,071
March 1, 2011 – March 31, 2011	29	(2)	0.01	—	4,658,071
April 1, 2011 – June 30, 2011	—		—	—	4,658,071
July 1, 2011 – July 31, 2011	123	(1)	15.12	—	4,658,071
August 1, 2011 – August 31, 2011	223,220	(3)	12.09	222,386	4,435,685
September 1, 2011 – September 30, 2011	36	(2)	0.01	—	4,435,685
October 1, 2011 – October 31, 2011	—		—	—	4,435,685
November 1, 2011 – November 30, 2011	429,700		9.98	429,700	4,005,985
December 1, 2011 – December 31, 2011	33	(2)	0.01	—	4,005,985
Total	659,882		$10.73	652,086	4,005,985

(1)	The 6,741 and 123 shares repurchased in January 2011 and July 2011, respectively, represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.

(2)	The 29, 36, and 33 shares acquired in March 2011, September 2011, and December 2011, respectively, represent unvested shares forfeited upon termination of employees.
(3)	Includes 834 shares acquired in August 2011 due to unvested shares forfeited upon termination of employees.

The following table provides information, as of December 31, 2011, with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

Plan Category	Plan Name	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance(3)
Equity compensation plan approved by security holders	2002 Incentive Plan	2,856,950	$53.91	298,634
Equity compensation plan approved by security holders	2002 Employee Stock Purchase Plan	—	—	47,788
Total		2,856,950	$53.91	346,422

(1)	At December 31, 2011, 2,476,171 shares of common stock may be issued pursuant to outstanding deferred stock units (of which 1,068,283 are vested and 1,407,888 are unvested) and 380,779 shares of common stock may be issued pursuant to outstanding options to purchase common stock (of which all are vested). This does not include shares of common stock that may be issued pursuant to 592,479 outstanding and unvested performance stock units. Performance stock units are performance-based equity awards under which the number of shares of common stock that may be issued at the time of vesting will generally range from 0% to 200% of the number of PSUs granted based on the level of satisfaction of the applicable performance-based vesting condition over the vesting period, with the number of performance stock units granted being adjusted to reflect the value of any dividends paid on shares of common stock during the vesting period.
(2)	At December 31, 2011, the weighted average exercise price of outstanding options to purchase common stock was $53.91. Under our 2002 Incentive Plan no exercise price is applicable to deferred stock units.
(3)	Number of securities remaining available for future issuance does not reflect the awards made under the 2002 Incentive Plan since December 31, 2011 and does not include issuance of shares of common stock under the 2002 Employee Stock Purchase Plan since December 31, 2011.

Performance Graph

The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (NAREIT) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2006. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year — Cumulative Total Return Comparison
December 31, 2006 through December 31, 2011

	2006	2007	2008	2009	2010	2011
Redwood Trust, Inc	100.00	67.51	33.59	34.76	38.36	28.26
NAREIT Mortgage REIT Index	100.00	58.08	39.84	49.67	60.88	59.37
S&P Composite-500 Index	100.00	105.50	66.46	84.05	96.72	98.76

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2010, 2009, 2008, and 2007. Certain amounts for prior periods have been reclassified to conform to the 2011 presentation.

(In Thousands, Except Per Share Data)	2011	2010	2009	2008	2007
Selected Statement of Operations Data:
Interest income	$217,179	$230,054	$287,877	$567,545	$868,348
Interest expense	(99,037)	(84,664)	(132,003)	(416,669)	(651,762)
Net interest income	118,142	145,390	155,874	150,876	216,586
Provision for loan losses	(16,151)	(24,135)	(49,573)	(55,111)	(12,808)
Market valuation adjustments, net	(40,017)	(19,554)	(87,628)	(492,902)	(1,261,449)
Net interest income (loss) after provision and market valuation adjustments	61,974	101,701	18,673	(397,137)	(1,057,671)
Operating expenses	(47,682)	(53,715)	(46,995)	(60,906)	(58,555)
Realized gains on sales and calls, net	10,946	63,496	63,166	8,511	12,781
(Provision for) benefit from income taxes	(42)	(280)	4,268	3,210	(5,192)
Net income (loss)	25,196	111,202	39,112	(446,322)	(1,108,637)
Less: Net (loss) income attributable to noncontrolling interest	(1,147)	1,150	(83)	(1,936)	—
Net Income (Loss) Attributable to Redwood Trust, Inc.	$26,343	$110,052	$39,195	$(444,386)	$(1,108,637)
Average common shares – basic	78,299,510	77,841,634	68,458,009	33,022,622	27,928,234
Earnings (loss) per share – basic	$0.31	$1.37	$0.56	$(13.46)	$(39.70)
Average common shares – diluted	78,299,510	78,810,949	68,990,891	33,022,622	27,928,234
Earnings (loss) per share – diluted	$0.31	$1.36	$0.55	$(13.46)	$(39.70)
Regular dividends declared per common share	$1.00	$1.00	$1.00	$3.00	$3.00
Special dividends declared per common share	$—	$—	$—	$—	$2.00
Total dividends declared per common share	$1.00	$1.00	$1.00	$3.00	$5.00
Selected Balance Sheet Data (at December 31):
Earning assets	$5,613,753	$5,049,254	$5,090,188	$5,436,184	$9,695,240
Total assets	$5,743,298	$5,143,688	$5,252,650	$5,581,749	$9,938,472
Short-term debt	$428,056	$44,137	$—	$—	$7,561
Asset-backed securities issued – Resecuritization	$219,551	$—	$—	$—	$—
Asset-backed securities issued – Sequoia	$3,710,423	$3,458,501	$3,644,933	$4,508,127	$6,946,166
Asset-backed securities issued – Acacia	$209,381	$303,077	$297,596	$346,931	$3,383,113
Long-term debt	$139,500	$139,500	$140,000	$150,000	$150,000
Total liabilities	$4,850,714	$4,068,096	$4,263,559	$5,257,286	$10,656,751
Noncontrolling interest	$—	$10,839	$17,370	$22,611	$—
Total stockholders’ equity (deficit)	$892,584	$1,064,753	$971,721	$301,852	$(718,279)
Number of common shares outstanding	78,555,908	78,124,668	77,737,130	33,470,557	32,385,073
Book value per common share	$11.36	$13.63	$12.50	$9.02	$(22.18)
Other Selected Data:
Average assets	$5,357,065	$5,196,293	$5,329,461	$8,026,050	$12,177,451
Average debt and ABS issued outstanding	$4,148,421	$4,011,855	$4,461,745	$7,386,690	$11,322,898
Average stockholders’ equity	$1,003,523	$1,008,126	$729,032	$556,354	$723,807
Net income (loss)/average stockholders’ equity	2.6%	10.9%	5.4%	(79.9)%	(153.2)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Redwood invests in, finances, and manages real estate assets. We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time.

We primarily invest in residential mortgage loans, commercial loans and other forms of commercial real estate financing, and in securities collateralized by real estate loans (which are securities issued in securitization transactions and which are also referred to as mortgage-backed securities). Our investments in residential mortgage loans are generally made with a view towards securitizing those loans through a Sequoia securitization entity or selling those loans to third parties. Our investments in commercial loans are generally held for investment and not secured by real property. The mortgage-backed securities we typically invest in include senior securities, which are those interests in a mortgage securitization that generally have the first right to cash flows and are generally last to absorb losses, and subordinate securities, which are those interests in a mortgage securitization that generally have the last right to cash flows and are generally first in line to absorb losses. Some of the securities we invest in are re-REMIC support securities, which are securities that are generally created through the resecuritization of senior mortgage-backed securities. Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We also invest in other assets, securities, and instruments that are related to residential and commercial real estate.

Securities collateralized by residential mortgage loans, which we also refer to as residential securities, that we invest in are generally acquired by us from third parties or by retaining mortgage-backed securities issued by Sequoia securitization trusts, which are securitization entities we sponsor. The process of sponsoring a Sequoia securitization includes the acquisition of residential loans, which are originated by third parties and generally funded with equity and short-term debt while being accumulated for securitization, the transfer of a pool of those loans to a Sequoia securitization entity, and the structuring and issuance by the Sequoia securitization entity of mortgage-backed securities collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities are generally issued to third parties, while some or all of the subordinate securities issued by these entities are generally retained by us. From time to time we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans.

Our investments in commercial loans and other forms of commercial real estate financing generally result from our origination of subordinate financing for commercial real estate. Subordinate financing for commercial real estate can take the form of mezzanine loans or subordinate mortgage loans and can also take the form of preferred equity interests in special purpose entities that own commercial real estate. In addition to directly originating commercial loans and directly providing preferred equity financing, we may invest in commercial loans and financing originated by others (including through ownership of commercial mortgage-backed securities).

Our primary source of income is net interest income from our investments in real-estate related assets of the types described above. This net interest income consists of the interest income we earn from our investments less the interest expenses we incur on borrowed funds and other liabilities. We assume a range of risks in our investments and the level of risk is influenced by the manner in which we finance our purchases of, and derive income from, our investments.

Throughout our history we have sponsored other investment entities that include a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the Fund), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was invested in real estate securities and the Acacia entities are primarily invested in a variety of real estate related assets. We are not currently seeking to sponsor other entities like the Fund or the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these securitization entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

For tax purposes, we are structured as a REIT. As a REIT, we are able to pass through substantially all of our earnings to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Business Update — Fourth Quarter 2011

We continued to make operational progress in the fourth quarter of 2011. We added warehouse financing lines for the residential loan business and continued to add loan sellers. We originated $60 million of commercial loans in the fourth quarter, more than in any quarter since we began rebuilding our commercial platform in 2009. Still, progress is not apparent in our financial results. We reported a GAAP loss of $3 million, or $0.03 per share, for the fourth quarter of 2011, as compared to net income of $1 million, or $0.01 per share, for the third quarter of 2011. This loss reflected impairments on securities and a higher loan loss provision, as well as continued (albeit lower) negative market valuation adjustments related to the cost of managing risks associated with our pipeline of residential loans that we either purchased or planned to purchase.

Book value declined by $0.86 per share in the fourth quarter to $11.36 at December 31, 2011, as compared to $12.22 at September 30, 2011. The $67 million decline in book value during the quarter was attributable to unrealized losses on securities ($44 million or roughly two-thirds of the decline) and the impact of paying out dividends in excess of earnings ($23 million or roughly one-third of the decline). From January 1, 2012 through mid-February 2012, we estimate that approximately $22 million of the unrealized losses on securities in the fourth quarter was recovered due to the recent rally in RMBS prices.

Looking ahead, our focus for 2012 includes: (i) improving our capital efficiency and enhancing the returns on our existing investments by funding all residential loans through warehouse lines, applying prudent financial leverage to our residential securities portfolio, and obtaining debt financing for our commercial loan portfolio; (ii) fully investing our excess capital at attractive yields; and, (iii) continuing to enhance the franchise value of our residential and commercial loan businesses. We expect, overall, to invest $375 to $500 million of capital in 2012 and believe we can generate the capital needed for the vast majority of this overall 2012 investment activity as well as our intended 2012 dividends on existing shares of common stock through cash from operations, principal payments from our investments, asset sales, and debt financing we expect to obtain for our commercial loan portfolio.

We expect that our planned increase in investment activity, net of our additional funding costs (excluding the Other Consolidated Entities), would positively affect net interest income in the second half of 2012. We also expect an increased pace of loan acquisitions in our residential loan business in 2012 and an increased number of residential securitizations relative to 2011. We may additionally sell some of our residential loans to whole loan buyers rather than securitize them. Still, we expect it will take time to fully benefit from investing our excess capital and, although we expect an improvement in profitability over the course of 2012, we project that any improvement would be more apparent towards the end of 2012.

Residential Loan Business

We continue to make steady operating progress in our residential loan business — adding loan sellers, buying loans, and establishing financing relationships. We currently have twenty active sellers. We acquired $175 million (principal balance) of loans in the fourth quarter of 2011, as compared to $405 million in loans purchased in the third quarter of 2011. At December 31, 2011, there were $393 million held-for-sale residential loans recorded on our consolidated balance sheet and another $460 million in loans at various stages of origination that we planned to purchase. We did not sponsor a residential securitization in the fourth quarter of 2011. Rather, we prepared for the $416 million securitization that we completed in January 2012. At February 15, 2012, loans purchased and held on our balance sheet for future securitization totaled $240 million and the pipeline of residential mortgage loans we plan to purchase totaled $461 million.

Of the $428 million in short-term debt on our balance sheet at December 31, 2011, $307 million related to warehouse facilities used to finance the accumulation of residential loans. We plan to finance residential loans with warehouse facilities to reduce the equity capital needed to fund loans. This may enable us to invest additional equity capital in higher-yielding residential securities and commercial loans.

In the long run, we believe our loan conduit and securitization platform will deliver attractive value to shareholders — both as a potential profit center from its stand-alone activities and as a source of attractive investment securities for our portfolio business. The stand-alone activities could include the acquisition of residential whole loans from originators for sale to newly-created Sequoia securitization entities that create and sell securities backed by these loans. We may also sell these whole loans through bulk sale transactions if pricing is more attractive than issuing a securitization.

We may also use our conduit sourcing relationships to acquire and sell loans for a fee under private label investor programs and potentially for sourcing loans for sale to Government Sponsored Enterprises (GSEs). Our residential loan business has garnered interest from policymakers, federal regulators, and other market participants, and facilitated business opportunities that we may not have otherwise had the chance to consider.

Our objective for 2012 is to acquire approximately $2 billion of residential loans from thirty to forty originators. We are now planning four to six securitization transactions, including one transaction that we completed in January 2012. Our business decision either to securitize or sell as whole loans the residential loans we accumulate remains fluid and will be based on balancing our best value execution and the potential franchise value of building out our securitization platform.

Residential Portfolio Business

Prices for residential mortgage-backed securities (RMBS) generally trended downward from April 2011 through December 2011. A generally greater aversion to risk by investors appeared to be the biggest driver of the price declines, although decreased availability of financing for RMBS acquisitions may have also played a role. Over the period from April through December 2011, the steepest price declines in RMBS were in those backed by lower-quality subprime and Alt-A collateral. Market pricing for RMBS has since firmed in early 2012.

During the fourth quarter of 2011, we invested $38 million in third-party RMBS. We did not acquire securities created through our residential loan business in the fourth quarter, as we did not sponsor a securitization in the fourth quarter of 2011. We continue to work to source attractive third-party RMBS investments through competitive bidding against Wall Street firms and other market participants, as we have done throughout our history. Competition from other bidders is likely to be significant in 2012, however, as the overall supply of private-label RMBS continues to decline. The outstanding balance of private-label RMBS has declined from over $2 trillion in 2007 to approximately $1 trillion today. We have issued the only four new private-label residential securitizations backed by prime residential loans since the onset of the financial crisis. The limited supply dynamic may support asset prices (barring idiosyncratic and other risks, which could materialize), but over time will likely produce a headwind to sourcing attractive residential securities investments solely through the competitive bidding process.

For 2012, we expect to invest $100 million of capital in third-party RMBS and $75 to $100 million of capital in new Sequoia securitizations. Through February 15, 2012, we made $104 million of long-term investments in RMBS that included $66 million of third-party RMBS, and $38 million of securities from our Sequoia securitization in January 2012. We financed these investments with a combination of short-term debt and $50 million of equity. We did not sell assets in the fourth quarter of 2011. In the first quarter of 2012, through February 15, 2012, we sold $42 million market value of RMBS for an anticipated $5 million realized gain for GAAP reporting purposes.

We expect the GAAP yields on new equity capital invested in residential securities during 2012 to range from 11% to 14%, after giving effect to our planned use of short-term debt financing for these investments. These figures are estimates, as the markets and our investment opportunities remain fluid. We generally intend to more efficiently deploy the equity capital held against our securities portfolio in 2012 by using what we believe to be modest short-term debt financing and in some cases selling securities that no longer fit our portfolio strategy.

Commercial Loan Business

We believe we have made good progress in our commercial loan business and our commercial origination platform continues to grow. In 2011, the first full year of operations for this origination platform, we originated $128 million of commercial mezzanine loans and ended the year with a portfolio of fourteen loans totaling $158 million. This included $60 million of investments we made in the fourth quarter of 2011. Through February 15, 2012, we originated three additional investments through this platform, including mezzanine loans and preferred equity investments, of $13 million. Our commercial portfolio is currently funded entirely by equity capital. The annualized GAAP yield on this portfolio at December 31, 2011, was 10%, before any potential credit costs. To enhance this yield and free up equity capital for additional investments, we are attempting to obtain what we believe to be a prudent amount of debt financing for this portfolio in 2012.

While there are headwinds in the economy and certain sectors of the commercial market are struggling, the credit fundamentals for the higher-quality, stabilized properties that we seek to finance continue to improve. We expect that the increased level of loan maturities occurring in the next several years across the industry will allow us to expand and sustain our commercial origination franchise, given our relationships and our willingness to hold credit risk on our balance sheet.

Our origination platform sources investment opportunities nationally, including origination through a network of mortgage banking correspondents that currently includes fifteen different firms. By working closely with banks, insurance companies, and other originators, we reviewed over seven hundred lending opportunities in 2011. Cumulatively, through February 15, 2012, we have originated mezzanine commercial loans in conjunction with eleven different senior lenders and we are recognized in the industry as a reliable provider of mezzanine financing for high-quality, long-term, stabilized properties. As a result of the franchise and relationships we have built over the last two years through our commercial loan business, we are optimistic about our opportunities as the current market cycle evolves.

We currently anticipate originating between $200 and $300 million of subordinate debt investments in 2012, while continuing to maintain our disciplined approach to underwriting as we work to expand this origination platform. Our origination volume may be volatile from quarter to quarter due to the timing and availability of investment opportunities.

Outlook

We want to return to delivering a growing stream of dividends through our residential and commercial credit businesses. Our REIT structure, while valuable and efficient from a tax perspective, can present a hurdle to growth, as we are required to pay out at least 90% of our earnings as dividends. To efficiently fund growth and create shareholder value, we ultimately need to be in a position to issue equity at a price per share that is above our GAAP book value per share. To do so, we need to demonstrate to investors the franchise value of our businesses by delivering to shareholders sustainable and attractive returns. We believe that generating sustainable returns requires a significant market opportunity for new investments and competitive advantages. We believe that to generate attractive returns we have to make sound risk-adjusted credit investments and appropriately manage the liability and equity aspects of our balance sheet.

Our investment opportunities lie in the $13.5 trillion market for residential and commercial mortgages. Our core strength is a deep knowledge of residential and commercial credit and structuring. We have long-standing relationships with lenders and investors in senior residential and commercial securities and we believe we have an outstanding brand. We are patient, long-term investors willing to hold long-term illiquid investments that we expect will generate attractive returns.

Our macro outlook for the broad investment landscape over the next few years shapes our operating strategies. On the investment supply side, we believe the current period of consumer and business de-leveraging will continue for some time. As a consequence, less real estate-related debt (outside of that guaranteed by the United States government) will be originated by banks and other financial institutions and the supply of new assets created through financial structuring has been vastly diminished or eliminated, depending on the product. On the investment demand side, we are likely to be competing for investments in a near zero interest rate environment against banks, fixed income funds, and hedge funds, whose managers are searching for attractive risk-adjusted yields for the significant amounts of capital they are investing.

To grow our businesses and generate attractive returns for shareholders over the long-term, we have concluded that we must be willing to create our own investments through our residential and commercial business platforms. This requires building out these platforms by broadening our lender and senior securities investor relationships, expanding our systems and supporting operations, and effectively and efficiently financing, hedging, and structuring to create new investments. Up-front expenses of building out these platforms negatively impacted our 2011 earnings and we will continue to incur expense in future periods relating to these build-outs. From a competitive standpoint, however, we believe our businesses have some advantages over other firms that are in or working to enter our industry. Further, we believe our platforms are scalable, which should help to improve our financial results as we work to increase our investment volume during 2012 and future years.

When we made the decision to build our residential conduit and securitization platform in late 2009, it was in part premised on our expectation that the U.S. federal government would reduce its participation in the residential mortgage market and that new bank regulations related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and that the implementation of Basel III bank capital requirements would incent banks to also scale back their participation in this market to the advantage of smaller non-bank competitors. In the fourth quarter of 2011, we saw these assumptions begin to play out as (i) the temporary increase in the GSE conforming loan size limits was allowed to expire on October 1, 2011; (ii) certain banking institutions either discontinued or scaled back their correspondent lending channels related to increased capital requirements under Basel III; and, (iii) the Federal Home Loan Mortgage Corporation (Freddie Mac) began exploring a new risk-sharing program for its residential business. While we believe that these are positive developments for our business, we would like to see them develop more quickly than they currently are.

Our commercial platform will likely provide us with the best opportunity to invest capital in 2012. Unlike with our residential conduit platform, we are not competing directly against the GSEs when funding mortgages and there is approximately $1.4 trillion of commercial real estate debt maturing over the next four years. In our opinion, it is unlikely that the commercial banking industry, life insurance companies, or the CMBS market will be able or willing to fully meet the refinancing demand that will result from these maturing debts. Additionally, the stabilized income-producing property sector that we seek to finance is currently continuing to experience a broad-based recovery in credit fundamentals and property valuations have begun to improve.

Summary of Results of Operations

Net Income (Loss)

Our reported GAAP net loss was $3 million (negative $0.03 per share) for the fourth quarter of 2011, as compared to net income of $15 million ($0.18 per share) for the fourth quarter of 2010. Our reported GAAP net income was $26 million ($0.31 per share) for 2011, as compared to $110 million ($1.36 per share) for 2010. We declared and paid regular quarterly dividends of $0.25 per share for all four quarters of 2011 and 2010. On February 22, 2012, our Board of Directors declared a regular dividend of $0.25 per share for the first quarter of 2012, that will be paid on March 30, 2012.

The following table presents the components of our GAAP net (loss) income for the three and twelve months ended December 31, 2011 and 2010.

Table 1 Net Income (Loss)

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2011	2010
Interest income	$56,495	$55,753	$217,179	$230,054
Interest expense	(29,115)	(21,624)	(99,037)	(84,664)
Net interest income	27,380	34,129	118,142	145,390
Provision for loan losses	(7,784)	(7,902)	(16,151)	(24,135)
Market valuation adjustments, net	(9,682)	380	(40,017)	(19,554)
Net interest income after provision and market valuation adjustments	9,914	26,607	61,974	101,701
Operating expenses	(12,574)	(12,937)	(47,682)	(53,715)
Realized gains on sales and calls, net	102	1,512	10,946	63,496
Provision for income taxes	—	(26)	(42)	(280)
Less: Net income (loss) attributable to noncontrolling interest	—	447	(1,147)	1,150
Net (Loss) Income	$(2,558)	$14,709	$26,343	$110,052
Diluted weighted average common shares outstanding	78,369,879	78,944,301	78,299,510	78,810,949
Net (loss) earnings per share	$(0.03)	$0.18	$0.31	$1.36

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net (loss) income.

Net Interest Income after Provision and Market Valuation Adjustments (MVA)

Net interest income after provision and MVA was $10 million for the fourth quarter of 2011, as compared to $27 million for the fourth quarter of 2010, a decrease of $17 million. This decrease was due to a $10 million increase in market valuation adjustments expense and a $7 million decline in net interest income, as increased balances of earnings assets were more than offset by declines in asset yields and interest expense from increased short-term borrowings.

Market valuation adjustments, net, were negative $10 million for the fourth quarter of 2011, as compared to positive $0.4 million for the fourth quarter of 2010, an adverse change of approximately $10 million. The following table details the components of the change for the three and twelve months ended December 31, 2011 and 2010.

Table 2 Components of MVA

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands)	2011	2010	2011	2010
Residential loans (held-for-sale)	$6	$127	$380	$462
Commercial loans (fair value)	(742)	631	616	7,979
Trading securities	(14,256)	36,758	(9,293)	102,612
Impairment on AFS securities	(4,301)	(1,144)	(9,472)	(9,887)
REO	(208)	(639)	(1,624)	(2,617)
Risk management derivatives	(7,722)	16,643	(47,937)	(46,408)
ABS issued – Acacia	17,541	(51,996)	27,313	(71,695)
Total Market Valuation Adjustments, Net	$(9,682)	$380	$(40,017)	$(19,554)

The large swing in market valuation adjustments on trading securities period over period is attributable to generally appreciating security pricing during 2010 compared to generally depreciating security prices during 2011. For further discussion of the difference in market valuation adjustments on trading securities, see the “Results of Operations — Redwood (Parent)” and “Results of Operations — Other Consolidated Entities” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Operating expenses were $13 million for both the fourth quarters of 2011 and 2010. We expect the level of operating expense in the first quarter of 2012 to be similar to the level of operating expense in the fourth quarter of 2011. Operating expenses of $48 million for the year ended December 31, 2011 were $6 million lower than our operating expenses of $54 million for the year ended December 31, 2010. This decline was due to a $6 million decrease in total compensation expense, which was predominately the result of lower variable compensation in 2011 as compared to 2010.

Realized Gains on Sales and Calls, Net

Realized gains on sales and calls, net, were less than $1 million for the fourth quarter of 2011, a $1 million decrease from the fourth quarter of 2010. The following table details the components of realized gains on sales and calls, net, for the three and twelve months ended December 31, 2011 and 2010.

Table 3 Realized Gains on Sales and Calls, Net

	Three Months Ended December 31,		Years Ended December 31,
(In Thousands)	2011	2010	2011	2010
Net gains on sales of real estate securities	$—	$437	$9,141	$53,649
Net gains on repurchase of Sequoia ABS	—	119	—	7,078
Net gains on extinguishment of debt	102	230	919	547
Net gains on calls	—	726	1,142	2,220
Loss on deconsolidation	—	—	(256)	—
Net gains on U.S. Treasuries	—	—	—	2
Total Realized Gains on Sales and Calls, Net	$102	$1,512	$10,946	$63,496

Estimated Taxable Income (Loss) for Federal Tax Purposes

Our estimated total taxable loss was $1.5 million ($0.02 per share) for the fourth quarter of 2011, as compared to a taxable loss of $6 million ($0.07 per share) for the fourth quarter of 2010. Our estimated REIT taxable income was $3 million ($0.04 per share) for the fourth quarter of 2011, as compared to a REIT taxable loss of less than $1 million ($0.00 per share) for the fourth quarter of 2010. Total realized credit losses on subordinate securities for the fourth quarters of 2011 and 2010 were $15 million ($0.19 per share) and $20 million ($0.25 per share), respectively.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualified REIT subsidiaries and determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. The “Results of Operations — Taxable Income” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of our tax results and distributions to shareholders.

Summary of Financial Condition, Capital Resources, and Liquidity

At December 31, 2011, our total capital was $1 billion, including $893 million in stockholders’ equity and $140 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs. We currently do not believe we will need to raise equity capital during the first half of 2012, and may not need to raise equity capital in a material way in the second half of 2012. We would consider raising equity or another form of long-term capital for new investments if our actual investment opportunities exceed our current plans or if our anticipated funding plans generate less than our anticipated needs, and we felt we had investment opportunities at attractive yields that would not be dilutive to common shareholders.

We estimate that our investment capacity — or the amount of capital we have readily available to support long-term investments — was $214 million at December 31, 2011, similar to the $206 million of estimated capacity at September 30, 2011. We estimate our investment capacity as (1) cash on hand, plus (2) cash we believe we could raise by increasing short-term borrowings to finance all of our residential mortgage loans held for securitization, less (3) cash needed to cover short-term operations, working capital, and a liquidity cushion. We will continue to look for ways to leverage our capital without taking undue funding risk before raising new capital.

Components of Book Value

The following supplemental components of book value table presents our assets and liabilities at December 31, 2011 and September 30, 2011. We show our investments in the New Sequoia and Other Consolidated Entities as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 4 Components of Book Value(1)

(In Millions, Except per Share Data)	December 31, 2011	September 30, 2011
Cash and cash equivalents	$267	$133
Loans
Residential	395	229
Commercial	158	98
Total loans at Redwood	553	327
Real estate securities at Redwood
Residential(2)	744	770
Commercial	6	6
CDO	1	1
Total real estate securities at Redwood	751	777
Investments in New Sequoia Entities	49	54
Investments in Other Consolidated Entities	42	48
Other assets	91	77
Total assets	1,752	1,416
Short-term debt	(428)	—
Long-term debt	(140)	(140)
Asset-backed securities issued – Resecuritization(2)	(220)	(232)
Other liabilities	(72)	(85)
Stockholders’ Equity	$893	$959
Book Value Per Share	$11.36	$12.22

(1)	As this table is presented in millions, except per share amounts, some numbers may not foot due to rounding.
(2)	The assets and liabilities of the resecuritization we engaged in during the third quarter of 2011 are included in Real estate securities at Redwood — Residential and Asset-backed securities issued — Resecuritization, respectively, although these assets and liabilities are owned by the resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the resecuritization entity. At December 31, 2011, the resecuritization accounted for $325 million of real estate securities and $220 million of asset-backed securities issued and our investment in this resecuritization equals the difference between these assets and liabilities.

Changes in Book Value and Estimated Non-GAAP Economic Value

During the fourth quarter of 2011, our GAAP book value decreased by $0.86 per share to $11.36 per share. The net decrease resulted from $0.03 per share from our reported net loss, $0.56 per share in net valuation decreases on securities not reflected in earnings, $0.03 per share in net valuation decreases on derivative hedges related to long-term debt not reflected in earnings, and $0.25 per share from dividends paid to shareholders, offset by $0.01 per share from other net positive items.

At December 31, 2011, our estimate of non-GAAP economic value was $12.45 per share, or $1.09 per share higher than our reported GAAP book value. This $1.09 per share difference is reconciled as follows: (i) approximately $1.06 of this per share difference relates to an economic valuation of our long-term debt of $57 million, which was $83 million below the amortized cost basis used to determine GAAP book value;

(ii) an additional $0.07 per share relates to an economic valuation of our net investments in New Sequoia Entities and Other Consolidated Entities of $96 million, which was $6 million above the amortized cost basis used to determine GAAP book value; and (iii) there is an offset of approximately $0.04 per share relating to an economic valuation of the asset-backed securities issued from the resecuritization of $220 million, that was $3 million above the amortized cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Securitization Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At December 31, 2011, we had $267 million in cash and cash equivalents, as compared to $133 million at September 30, 2011, an increase of $134 million. The increase was primarily attributable to cash received during the fourth quarter of 2011 from our increased utilization of short-term debt facilities, offset by the acquisition of residential mortgage loans and securities, originations of commercial loans, and posting of margin with our various derivative and lending counterparties as required to satisfy the minimum margin requirements.

As a supplement to the Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K, the following table details our sources and uses of cash for the year ended December 31, 2011, in a manner consistent with the way management analyzes them. This table illustrates our cash balances at December 31, 2011, September 30, 2011, and December 31, 2010 (each a GAAP amount), and organizes the components of sources and uses of cash (non-GAAP amounts) by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 5 Sources and Uses of Cash

(In Millions)	Three Months Ended December 31, 2011	Year Ended December 31, 2011
Beginning Cash Balance	$133	$47
Business cash flow(1)
Loans, securities, and investments(2)	60	246
Operating expenses	(10)	(49)
Resecuritization interest expense	(14)	(28)
Interest expense on other borrowed funds	(3)	(9)
Dividends	(39)	(99)
Net business cash flow	(6)	61
Investment-related cash flow
Acquisition of residential loans	(175)	(833)
Origination of commercial loans	(60)	(128)
Sale (acquisition) of securities, net	(35)	(81)
Investments in New Sequoia Entities	—	(34)
Total investment-related cash flow	(270)	(1,076)
Financing and other cash flow
Proceeds from securitization	—	675
Proceeds from resecuritization	—	243
Proceeds from short-term debt, net	121	77
Proceeds from warehouse debt, net	307	307
Margin posted, net	(15)	(59)
Derivative pair-off	(3)	(9)
Share repurchase	(4)	(7)
Changes in working capital	4	8
Net financing and other	410	1,235
Ending Cash Balance	$267	$267

(1)	Cash flow from loans, securities, and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments in a given period is not necessarily reflective of the long-term economic return we will earn on the investments and (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period. This table excludes cash flow generated by our investments in the Sequoia and Acacia entities and the Fund (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.
(2)	Sources of cash from loans, securities, and investments includes the gross cash flow received from the securities that were included in the resecuritization we engaged in during the third quarter of 2011, and Resecuritization interest expense reflect payments in respect of ABS issued in that resecuritization.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at December 31, 2011. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 6 Securities at Redwood by Vintage and as a Percentage of Total Securities

December 31, 2011 (In Millions)	2004 & Earlier	2005	2006 – 2008	Total	% of Total Securities
Residential
Senior
Prime	$31	$188	$59	$278	37%
Non-prime	97	174	6	277	37%
Total Senior	128	362	65	555	74%
Re-REMIC prime	2	29	88	119	16%
Subordinate
Prime	51	5	3	59	8%
Non-prime	11	—	—	11	1%
Total Subordinate	62	5	3	70	9%
Total Residential	192	396	156	744	99%
Commercial	6	—	—	6	1%
CDO	—	1	—	1	—%
Total Securities at Redwood	$198	$397	$156	$751	100%

During the fourth quarter of 2011, our securities portfolio decreased $26 million to $751 million. This decrease is attributable to a $45 million decline in value of our securities, and $19 million from the effect of principal paydowns, partially offset by acquisitions of $38 million. Our fourth quarter acquisitions included $2 million of non-prime subordinate securities, $20 million of prime senior securities, $1 million of non-prime senior securities, and $15 million of re-REMIC securities. Through February 15, 2012, we acquired an additional $104 million and sold $42 million of securities at Redwood.

Derivatives at Redwood

At December 31, 2011, we had net derivative liabilities of $65 million, as compared with net derivative liabilities of $13 million at December 31, 2010. The following table presents the aggregate fair value derivative financial instruments held by Redwood at December 31, 2011 and 2010.

Table 7 Derivatives at Redwood

	December 31,
(In Thousands)	2011	2010
Assets – Risk Management Derivatives
Interest rate swaps	$—	$175
TBAs	—	348
Futures	47	703
Total Assets	47	1,226
Liabilities – Cash Flow Hedges
Interest rate swaps	(54,353)	(11,449)
Liabilities – Risk Management Derivatives
Interest rate swaps	(5,270)	(1,283)
TBAs	(5,060)	(951)
Futures	(186)	(59)
Total Liabilities	(64,869)	(13,742)
Total Derivative Financial Instruments, Net	$(64,822)	$(12,516)

We are party to interest rate swaps, “To Be Announced” (TBA) contracts sold, net, and financial futures that are generally utilized to (i) manage risks associated with residential loans we own or plan to acquire and securitize; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At December 31, 2011, we had net unrealized losses of $13 million recorded to accumulated other comprehensive (loss) income, a component of stockholders’ equity, a $125 million decrease from the net unrealized gains of $112 million at December 31, 2010. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the year ended December 31, 2011.

Table 8 Accumulated Other Comprehensive (Loss) Income

	Senior Residential	Re-REMIC Residential	Subordinate			Derivatives	Total
(In Millions)			Residential	Commercial	CDO
December 31, 2010	$87	$52	$5	$1	$(4)	$(29)	$112
OTTI recognized in OCI	—	—	(4)	—	—	—	(4)
Net unrealized loss on real estate securities	(67)	(15)	(11)	—	—	—	(93)
Net unrealized loss on interest rate agreements	—	—	—	—	—	(42)	(42)
Reclassification:
OTTI to net income	1	—	4	1	—	—	6
Unrealized loss to noncontrolling interest	—	—	—	—	4	—	4
Unrealized loss on interest rate agreements to net income	—	—	—	—	—	4	4
Accumulated Other Income (Loss) Recognized in Stockholders’ Equity at December 31, 2011	$21	$37	$(6)	$2	$—	$(67)	$(13)

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations currently flow — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The significant decline in benchmark interest rates during 2011 caused a $42 million decline in the value of these derivatives.

During 2011, $6 million of net unrealized losses were reclassified to earnings upon recognition of other-than-temporary impairment (OTTI), $4 million of OTTI were recognized in unrealized losses, and $93 million of fair value decreases on securities were recognized in net unrealized gains. A portion of these fair value changes, $4 million, was attributable to AFS securities owned at the Fund and reclassified to noncontrolling interest.

Investments in Securitization Entities

The estimated carrying value of our investments in the Sequoia and Acacia securitization entities totaled $90 million, or 10% of our equity at December 31, 2011. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the fourth quarter of 2011, cash flow generated by our investments in these entities totaled $8 million.

Our investments in New Sequoia Entities, as reported for GAAP, totaled $49 million at December 31, 2011 and consisted of IOs and subordinate securities. Management’s estimate of the non-GAAP economic value of our investments in these entities was $39 million. Of this amount, $3 million consisted of IOs and $36 million consisted of subordinate securities at New Sequoia Entities.

Our investments in the Other Consolidated Entities, as reported for GAAP, totaled $41 million at December 31, 2011. This amount consisted of IOs and senior and subordinate securities at legacy Sequoia entities as well as our equity at the Acacia entities. Management’s estimate of the non-GAAP economic value of our investments in these entities was $57 million. Of this amount, $50 million consisted of IOs and $6 million consisted of senior and subordinate securities at legacy Sequoia entities. The remaining $1 million consisted of the value of anticipated management fee income at the Acacia entities.

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

Our estimated non-GAAP economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), when available, to determine fair value under GAAP. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

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

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent), New Sequoia Entities (Sequoia securitization entities issued in 2010 and subsequent periods), and Other Consolidated Entities in order to supplement our consolidated GAAP results for the years ended December 31, 2011, 2010, and 2009. The interest income and expense related to the resecuritization we engaged in during the third quarter of 2011 are included at Redwood (Parent). Additionally, these tables present the New Sequoia Entities separately from Other Consolidated Entities to highlight our creation of residential credit investments since the beginning of 2010 through our Sequoia securitization platform. Other Consolidated Entities include Sequoia entities issued prior to 2010, Acacia entities, and the Fund.

Table 9 Consolidating Income Statements

	Year Ended December 31, 2011
(In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$110,689	$20,071	$86,419	$—	$217,179
Interest expense	(13,093)	(17,101)	(68,843)	—	(99,037)
Net interest income	97,596	2,970	17,576	—	118,142
Provision for loan losses	(607)	(176)	(15,368)	—	(16,151)
Market valuation adjustments, net	(29,499)	—	(10,518)	—	(40,017)
Net interest income (loss) after provision and market valuation adjustments	67,490	2,794	(8,310)	—	61,974
Operating expenses	(47,421)	(7)	(254)	—	(47,682)
Realized gains (losses) on sales and calls, net	11,583	—	(637)	—	10,946
Income from New Sequoia Entities	2,787	—	—	(2,787)	—
Loss from Other Consolidated Entities	(8,054)	—	—	8,054	—
Noncontrolling interest	—	—	1,147	—	1,147
Net income (loss) before provision for taxes	26,385	2,787	(8,054)	5,267	26,385
Provision for income taxes	(42)	—	—	—	(42)
Net Income (Loss)	$26,343	$2,787	$(8,054)	$5,267	$26,343

	Year Ended December 31, 2010
(In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$107,594	$5,740	$116,720	$—	$230,054
Interest expense	(8,345)	(4,529)	(71,790)	—	(84,664)
Net interest income	99,249	1,211	44,930	—	145,390
Provision for loan losses	—	(25)	(24,110)	—	(24,135)
Market valuation adjustments, net	(4,287)	—	(15,267)	—	(19,554)
Net interest income after provision and market valuation adjustments	94,962	1,186	5,553	—	101,701
Operating expenses	(53,125)	—	(590)	—	(53,715)
Realized gains on sales and calls, net	56,498	—	6,998	—	63,496
Income from New Sequoia Entities	1,186	—	—	(1,186)	—
Income from Other Consolidated Entities	10,811	—	—	(10,811)	—
Noncontrolling interest	—	—	(1,150)	—	(1,150)
Net income before provision for taxes	110,332	1,186	10,811	(11,997)	110,332
Provision for income taxes	(280)	—	—	—	(280)
Net Income	$110,052	$1,186	$10,811	$(11,997)	$110,052

	Year Ended December 31, 2009
(In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$97,871	$—	$190,006	$—	$287,877
Interest expense	(5,785)	—	(126,218)	—	(132,003)
Net interest income	92,086	—	63,788	—	155,874
Provision for loan losses	—	—	(49,573)	—	(49,573)
Market valuation adjustments, net	(68,466)	—	(19,162)	—	(87,628)
Net interest income (loss) after provision and market valuation adjustments	23,620	—	(4,947)	—	18,673
Operating expenses	(45,113)	—	(1,882)	—	(46,995)
Realized gains on sales and calls, net	44,506	—	18,660	—	63,166
Income from Other Consolidated Entities	11,914	—	—	(11,914)	—
Noncontrolling interest	—	—	83	—	83
Net income before provision for taxes	34,927	—	11,914	(11,914)	34,927
Benefit from income taxes	4,268	—	—	—	4,268
Net Income	$39,195	$—	$11,914	$(11,914)	$39,195

At December 31, 2011, 71% of our consolidated assets and 83% of our consolidated liabilities were owned at consolidated Sequoia and Acacia entities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

The following table presents the components of our non-GAAP consolidating balance sheets at December 31, 2011 and 2010.

Table 10 Consolidating Balance Sheet

December 31, 2011 (In Thousands)	Redwood (Parent)(1)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential loans	$395,237	$675,920	$3,123,728	$—	$4,194,885
Commercial loans	157,726	—	12,129		169,855
Real estate securities, at fair value:
Trading securities	22,041	—	231,101	—	253,142
Available-for-sale securities	728,695	—	—	—	728,695
Cash and cash equivalents	267,176	—	—	—	267,176
Total earning assets	1,570,875	675,920	3,366,958	—	5,613,753
Investment in New Sequoia Entities	48,676	—	—	(48,676)	—
Investment in Other Consolidated Entities	41,517	—	—	(41,517)	—
Other assets	90,894	5,959	32,692	—	129,545
Total Assets	$1,751,962	$681,879	$3,399,650	$(90,193)	$5,743,298
Short-term debt	$428,056	$—	$—	$—	$428,056
Other liabilities	72,271	2,252	69,280	—	143,803
Asset-backed securities issued	219,551	630,951	3,288,853	—	4,139,355
Long-term debt	139,500	—	—	—	139,500
Total liabilities	859,378	633,203	3,358,133	—	4,850,714
Stockholders’ equity	892,584	48,676	41,517	(90,193)	892,584
Noncontrolling interest	—	—	—	—	—
Total equity	892,584	48,676	41,517	(90,193)	892,584
Total Liabilities and Equity	$1,751,962	$681,879	$3,399,650	$(90,193)	$5,743,298

(1)	The consolidating balance sheet presents the assets and liabilities of the resecuritization we engaged in during the third quarter of 2011 under Redwood (Parent), although these assets and liabilities are owned by the resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the resecuritization entity. At December 31, 2011, the resecuritization accounted for $325 million of available-for-sale securities and $220 million of asset-backed securities issued and our investment in this resecuritization equals the difference between these assets and liabilities.

December 31, 2010 (In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential loans	$254,937	$145,028	$3,397,130	$—	$3,797,095
Commercial loans	30,536	—	19,850		50,386
Real estate securities, at fair value:
Trading securities	21,354	—	308,363	—	329,717
Available-for-sale securities	801,863	—	23,256	—	825,119
Cash and cash equivalents	46,937	—	—	—	46,937
Investment in New Sequoia Entities	23,321	—	—	(23,321)	—
Investment in Other Consolidated Entities	80,931	—	—	(80,931)	—
Total earning assets	1,259,879	145,028	3,748,599	(104,252)	5,049,254
Other assets	34,584	1,879	57,971	—	94,434
Total Assets	$1,294,463	$146,907	$3,806,570	$(104,252)	$5,143,688
Short-term debt	$44,137	$—	$—	$—	$44,137
Other liabilities	46,073	440	76,368	—	122,881
Asset-backed securities issued	—	123,146	3,638,432	—	3,761,578
Long-term debt	139,500	—	—	—	139,500
Total liabilities	229,710	123,586	3,714,800	—	4,068,096
Stockholders’ equity	1,064,753	23,321	80,931	(104,252)	1,064,753
Noncontrolling interest	—	—	10,839	—	10,839
Total equity	1,064,753	23,321	91,770	(104,252)	1,075,592
Total Liabilities and Equity	$1,294,463	$146,907	$3,806,570	$(104,252)	$5,143,688

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after MVA at Redwood was $67 million in 2011, as compared to $95 million in 2010 and $24 million in 2009. The interest income and interest expense related to the resecuritization we engaged in during the third quarter of 2011 are included in Redwood (Parent). The following table presents the components of net interest income after MVA at Redwood for the years ended December 31, 2011, 2010, and 2009.

Table 11 Net Interest Income after MVA at Redwood (Parent)

	Years Ended December 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$10,901	$237,837	4.58%	$2,421	$48,064	5.04%
Commercial loans	7,950	74,949	10.61%	448	3,735	11.99%
Trading securities	8,047	21,205	37.95%	10,107	20,127	50.22%
Available-for-sale securities	83,751	643,257	13.02%	94,392	659,863	14.30%
Cash and cash equivalents	40	123,502	0.03%	226	207,392	0.11%
Total Interest Income	110,689	1,100,751	10.06%	107,594	939,181	11.46%
Interest Expense
Short-term debt	(1,031)	56,667	(1.82)%	(81)	4,814	(1.68)%
ABS issued	(2,548)	102,239	(2.49)%	—	—	—
Long-term debt(1)	(3,663)	138,237	(2.65)%	(4,407)	138,466	(3.18)%
Interest rate agreements(1)	(5,851)	138,237	(4.23)%	(3,857)	138,466	(2.79)%
Total Interest Expense	(13,093)	297,142	(4.41)%	(8,345)	143,280	(5.82)%
Net Interest Income	97,596			99,249
Provision for credit losses	(607)
Market valuation adjustments, net	(29,499)			(4,287)
Net Interest Income After MVA at Redwood	$67,490			$94,962

	Years Ended December 31,
	2010			2009
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$2,421	$48,064	5.04%	$170	$2,415	7.04%
Commercial loans	448	3,735	11.99%	30	247	12.15%
Trading securities	10,107	20,127	50.22%	6,179	4,878	126.67%
Available-for-sale securities	94,392	659,863	14.30%	91,276	510,534	17.88%
Cash and cash equivalents	226	207,392	0.11%	216	244,192	0.09%
Total Interest Income	107,594	939,181	11.46%	97,871	762,266	12.84%
Interest Expense
Short-term debt	(81)	4,814	(1.68)%	—	—	—
ABS issued	—	—	—	—	—	—
Long-term debt(1)	(4,407)	138,466	(3.18)%	(5,785)	142,906	(4.05)%
Interest rate agreements(1)	(3,857)	138,466	(2.79)%	—	—	—
Total Interest Expense	(8,345)	143,280	(5.82)%	(5,785)	142,906	(4.05)%
Net Interest Income	99,249			92,086
Market valuation adjustments, net	(4,287)			(68,466)
Net Interest Income After MVA at Redwood	$94,962			$23,620

(1)	Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt was 6.88%, 5.97%, and 4.05% for the years ended December 31, 2011, 2010, and 2009, respectively.

The $27 million decrease in net interest income after MVA from 2010 to 2011 was primarily due to a $25 million increase in negative market valuation adjustments during 2011 caused by declining values of our derivatives used to hedge our pipeline of residential loans and a $2 million decline in net interest income as increasing balances of earnings assets were offset by a decline in yields and increased borrowings. We also recorded $3 million of interest expense in 2011 related to the resecuritization, which did not exist in 2010.

The $71 million increase in net interest income after MVA from 2009 to 2010 was primarily due to a decline in negative market valuation adjustments during 2010 due to lower impairment charges on subordinate securities, higher interest income of $10 million on securities and loans, and lower long-term debt expenses.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $98 million in 2011, as compared to $99 million in 2010, and $92 million in 2009. Higher interest income from commercial and residential loans was partially offset by lower interest income from real estate securities and higher borrowings. In future periods, we expect our expanding residential and commercial loan businesses to represent a larger portion of our net interest income. The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 12 Net Interest Income at Redwood (Parent) — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2011 and 2010
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2010			$99,249
Impact of Changes in Interest Income
Residential loans	$9,559	$(1,079)	8,480
Commercial loans	8,542	(1,040)	7,502
Trading securities	541	(2,601)	(2,060)
Available-for-sale securities	(2,375)	(8,266)	(10,641)
Cash and cash equivalents	(91)	(95)	(186)
Net changes in interest income	16,176	(13,081)	3,095
Impact of Changes in Interest Expense
Short-term debt	(873)	(77)	(950)
ABS issued	(2,548)	—	(2,548)
Long-term debt	14	(1,264)	(1,250)
Interest rate agreements	(3,407)	(1,341)	(4,748)
Net changes in interest expense	(3,407)	(1,341)	(4,748)
Net changes in interest income and expense	12,769	(14,422)	(1,653)
Net Interest Income for the Year Ended December 31, 2011			$97,596

	Change in Net Interest Income For the Years Ended December 31, 2010 and 2009
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2009			$92,086
Impact of Changes in Interest Income
Residential loans	$3,213	$(962)	2,251
Commercial loans	425	(7)	418
Trading securities	19,316	(15,388)	3,928
Available-for-sale securities	26,698	(23,582)	3,116
Cash and cash equivalents	(33)	43	10
Net changes in interest income	49,619	(39,896)	9,723
Impact of Changes in Interest Expense
Short-term debt	—	(81)	(81)
Long-term debt	180	(2,659)	(2,479)
Net changes in interest expense	180	(2,740)	(2,560)
Net changes in interest income and expense	49,799	(42,636)	7,163
Net Interest Income for the Year Ended December 31, 2010			$99,249

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2011, 2010, and 2009.

Table 13 Interest Income — AFS Securities at Redwood (Parent)

Year Ended December 31, 2011

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$22,652	$34,860	$57,512	$517,803	4.37%	6.73%	11.10%
Re-REMIC	7,393	(328)	7,065	44,919	16.46%	(0.73)%	15.73%
Subordinate	10,370	6,789	17,159	75,422	13.75%	9.00%	22.75%
Total Residential	40,415	41,321	81,736	638,144	6.33%	6.48%	12.81%
Commercial	1,802	179	1,981	5,113	35.24%	3.50%	38.74%
CDO	141	(107)	34	—	N/A	N/A	N/A
Total AFS Securities	$42,358	$41,393	$83,751	$643,257	6.58%	6.44%	13.02%

Year Ended December 31, 2010

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$27,980	$40,480	$68,460	$567,879	4.93%	7.13%	12.06%
Re-REMIC	7,983	(1,778)	6,205	36,556	21.84%	(4.86)%	16.97%
Subordinate	12,562	2,898	15,460	48,103	26.11%	6.02%	32.14%
Total Residential	48,525	41,600	90,125	652,538	7.44%	6.38%	13.81%
Commercial	4,405	(241)	4,164	7,325	60.14%	(3.29)%	56.85%
CDO	208	(105)	103	—	N/A	N/A	N/A
Total AFS Securities	$53,138	$41,254	$94,392	$659,863	8.05%	6.25%	14.30%

Year Ended December 31, 2009

	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Yield as a Result of(1)
(Dollars in Thousands)					Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$25,831	$27,683	$53,514	$394,055	6.56%	7.03%	13.58%
Re-REMIC	8,816	(2,192)	6,624	42,862	20.57%	(5.11)%	15.45%
Subordinate	24,937	452	25,389	50,492	49.39%	0.90%	50.28%
Total Residential	59,584	25,943	85,527	487,409	12.22%	5.32%	17.55%
Commercial	12,174	(6,650)	5,524	23,114	52.67%	(28.77)%	23.90%
CDO	250	(25)	225	11	N/A	N/A	N/A
Total AFS Securities	$72,008	$19,268	$91,276	$510,534	14.10%	3.77%	17.88%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from available-for-sale securities at Redwood was $84 million in 2011, as compared to $94 million in 2010, a decline of $10 million. The decrease was primarily due to declining yields on our portfolio as higher yielding, more credit sensitive investments paid down and were replaced with lower yielding, less credit sensitive investments. Interest income on available-for-sale securities at Redwood was $94 million in 2010, as compared with $91 million in 2009, an increase of $3 million. This increase was primarily due to increased average balances, as acquisitions outpaced sales and principal paydowns.

Interest income from trading securities at Redwood was $8 million, $10 million, and $6 million for the years ended December 31, 2011, 2010, and 2009, respectively. We have not acquired or otherwise added to our trading securities at Redwood since the first quarter of 2010. The decline in interest income from these securities between 2010 and 2011 is a result of principal paydowns on the notional balances of these investments. The decline in reported yield is a result of the appreciation in value of these securities. The appreciation in value during this period was recorded to market valuation adjustments, net, through our consolidated statements of income.

Market Valuation Adjustments at Redwood (Parent)

The following table shows the impact of market valuation adjustments and impairments (including those of the resecuritization we engaged in during the third quarter of 2011) on our consolidated statements of income for the years ended December 31, 2011, 2010, and 2009.

Table 14 MVA at Redwood (Parent)

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Residential loans (held-for-sale)	$380	$462	$19
Trading securities	768	3,832	(2,134)
Impairment on AFS securities	(7,825)	(8,123)	(66,987)
Risk management derivatives	(22,489)	(380)	855
REO	(305)	(78)	(219)
Total Market Valuation Adjustments, Net	$(29,471)	$(4,287)	$(68,466)

Trading Securities and Derivatives

Market valuation adjustments on trading securities and derivatives were net negative $22 million in 2011, as compared to net positive $3 million in 2010 and net negative $1 million in 2009. Over the past several quarters, we have increased the balances of our risk management derivatives as part of our ongoing efforts to manage certain risks associated with the residential loans we own or plan to acquire and securitize and our investments in commercial loans.

Managing our Residential Loan Pipeline

As part of our ongoing risk management activities, we attempt to manage the risk of declines in the value of our pipeline of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a rise in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized through our Sequoia program. Under normal market conditions and assuming we have hedged well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would to varying degrees offset a loss or gain in the value of our pipeline of loans. Under more difficult market conditions, such as those we have experienced over recent quarters, navigating through the impact of our ongoing risk management of our residential loan pipeline on our reported GAAP results can become increasingly complex. Therefore, we continue to evaluate our disclosures with the goal of making our financial reporting as reflective of the economics of our business as possible under GAAP. One specific change in accounting that we intend to implement in 2012 is a transition from a GAAP financing accounting model for future near-term securitizations to a GAAP sale accounting model.

Impairment on AFS securities

We classify most securities at Redwood as AFS and report any unrealized gains and losses, as well as any OTTI not related to credit factors, as components of equity in our consolidated balance sheets. Any OTTI on AFS securities that is related to adverse credit factors is recorded through our consolidated statements of income. Similarly, any unrealized losses on AFS securities that we no longer intend to hold at the date of the financial statements are recorded as OTTI through our consolidated statements of income.

During 2011, we recognized an aggregate of $15 million of OTTI on AFS securities at Redwood. Of this amount, $9 million was related to credit factors and recognized in our consolidated statements of income, and $6 million was recognized as a reduction in stockholders’ equity. During 2010, we recognized an aggregate of $18 million of OTTI on AFS securities at Redwood. Of this amount, $10 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $8 million was recognized as a reduction in equity. During 2009, we recognized an aggregate of $97 million of OTTI on AFS securities at Redwood. Of this amount, $74 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $23 million was recognized as a reduction in equity.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During 2011, we continued to purchase newly originated residential loans through our Sequoia securitization program. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intend to transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. At December 31, 2011, residential loans at Redwood had an outstanding principal balance and carrying value of $395 million. The following table provides the activity of residential loans at Redwood during the years ended December 31, 2011 and 2010.

Table 15 Residential Loans Held-for-Investment at Redwood (Parent) — Activity

	Year Ended December 31, 2011		Year Ended December 31, 2010
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$1,855	$253,081	$2,374	—
Acquisitions	—	832,224	—	495,074
Sale proceeds	(2,092)	—	—	—
Sequoia securitization	—	(671,329)	—	(238,076)
Principal repayments	(69)	(18,783)	(191)	(3,908)
Premium amortization	—	(28)	—	—
Change in fair value, net	378	—	(100)	—
Transfers to REO	—	—	(228)	—
Transfers (to held-for-sale) from held-for-investment	395,165	(395,165)	—	(9)
Balance at End of Period	$395,237	$—	$1,855	$253,081

The following table details outstanding principal balances for these loans by product type at December 31, 2011.

Table 16 Characteristics of Residential Loans at Redwood (Parent)

December 31, 2011 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$296,707	4.44%
Hybrid	96,568	4.09%
ARM	1,623	1.78%
Total Outstanding Principal	$394,898	4.35%

Commercial Loans Held-for-Investment at Redwood (Parent)

At December 31, 2011, there were fifteen commercial loans held-for-investment with an outstanding principal balance of $159 million and a carrying value of $158 million. The fourteen loans originated over the last 15 months had an average loan-to-value ratio of 72% at origination and a debt service coverage ratio of 1.17x based on our underwritten cash flows. During the fourth quarter of 2011, we recorded an allowance for estimated loan losses inherent in our commercial loan portfolio of $0.6 million. The following table provides the activity of commercial loans held-for-investment during the years ended December 31, 2011 and 2010.

Table 17 Commercial Loans at Redwood (Parent) — Activity

	Years Ended December 31,
(In Thousands)	2011	2010
Balance at beginning of period	$30,536	$245
Originations/acquisitions	127,790	30,275
Principal repayments	(88)	(9)
Discount amortization	96	25
Provision for credit losses	(608)	—
Balance at End of Period	$157,726	$30,536

The following table details outstanding balances for these loans by product type at December 31, 2011.

Table 18 Commercial Loans Characteristics at Redwood (Parent)

December 31, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$45,946	28.92%
Hospitality	32,700	20.59%
Multi-family	21,570	13.58%
Retail	46,130	29.04%
Mixed-use	12,500	7.87%
Total Outstanding Principal	$158,846	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage risks associated with residential loans we own or plan to acquire and securitize, and commercial loans we invest in, at December 31, 2011, we were party to interest rate agreements with an aggregate notional amount of $189 million, TBA contracts sold, net with a notional amount of $492 million, and financial futures with an aggregate notional amount of $306 million. Net negative market valuation adjustments on these derivatives were $22 million and less than $1 million for the years ended December 31, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense we entered into interest rate swaps during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million at December 31, 2011, of which $140 million is designated against our long-term debt and $15 million is designated against certain adjustable-rate securitization entity liabilities. We designated these derivatives as cash flow hedges. For the years ended December 31, 2011 and 2010, these hedges decreased in value by $42 million and $10 million, respectively, which was recorded to accumulated other comprehensive (loss) income, a component of equity.

At December 31, 2011, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $67 million, a $38 million reduction from the net unrealized loss of $29 million at December 31, 2010. During 2011, $4 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $42 million of valuation decreases associated with derivatives currently accounted for as cash flow hedges were recognized in other comprehensive (loss) income.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, we have a long-term view on these hedges. For instance, the derivative hedges closely match the terms of our long-term debt, which has a remaining life of approximately 26 years. At some point during this time frame, interest rates may rise, increasing the value of these hedges.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at December 31, 2011, $175 million of prime securities and $150 million of non-prime securities were financed through a non-recourse resecuritization entity. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the years ended December 31, 2011 and 2010.

Table 19 Real Estate Securities Activity at Redwood (Parent)

Year Ended December 31, 2011

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217
Acquisitions	40,622	51,688	36,256	—	—	128,566
Sales	(35,865)	(5,230)	(703)	(2,116)	—	(43,914)
Gains on sales and calls, net	6,276	3,006	1,595	1,185	—	12,062
Effect of principal payments	(73,356)	—	(9,453)	—	—	(82,809)
Change in fair value, net	(45,103)	(15,175)	(24,960)	(1,120)	(28)	(86,386)
Ending Fair Value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736

Year Ended December 31, 2010

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$644,160	$105,951	$20,805	$9,200	$1,247	$781,363
Acquisitions	241,014	—	37,779	—	—	278,793
Sales	(184,597)	(55,485)	—	—	—	(240,082)
Gains on sales and calls, net	28,453	25,593	2,220	—	—	56,266
Effect of principal payments	(96,448)	—	(4,243)	—	—	(100,691)
Change in fair value, net	29,416	9,018	11,047	(1,704)	(209)	47,568
Ending Fair Value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217

The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at December 31, 2011 and 2010.

Table 20 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

December 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$31	88%	$188	79%	$59	85%	$278	81%
Non-prime	97	80%	174	78%	6	81%	277	79%
Total	128	82%	362	79%	65	85%	555	80%
Residential Re-REMIC	2	56%	29	53%	88	54%	119	54%
Residential Subordinate
Prime	51	33%	5	19%	3	11%	59	28%
Non-prime	11	41%	—	—	—	—	11	27%
Total	62	34%	5	18%	3	11%	70	28%
Commercial	6	18%	—	—	—	—	6	18%
CDO	—	—	1	5%	—	—	1	5%
Total Securities at Redwood	$198		$397		$156		$751

December 31, 2010 (Dollars in Millions)	2004 & Earlier		2005		2006 – 2008		Total
	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$13	85%	$228	88%	$75	90%	$316	88%
Non-prime	117	86%	220	82%	9	79%	346	83%
Total	130	86%	448	85%	84	89%	662	85%
Residential Re-REMIC	6	64%	12	66%	67	60%	85	61%
Residential Subordinate
Prime	42	25%	7	17%	5	8%	54	20%
Non-prime	13	46%	—	—	—	—	13	46%
Total	55	28%	7	17%	5	7%	67	21%
Commercial	7	17%	1	1%	—	—	8	8%
CDO	—	—	1	6%	—	—	1	6%
Total Securities at Redwood	$198		$469		$156		$823

Residential Securities

At December 31, 2011, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (36%), adjustable-rate assets (16%), hybrid assets that reset within the next year (21%), hybrid assets that reset between 12 and 36 months (3%), and hybrid assets that reset after 36 months (24%).

The following tables present the components of carrying value at December 31, 2011 and 2010 for our residential securities.

Table 21 Carrying Value of Residential Securities at Redwood (Parent)

December 31, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$691,165	$220,697	$237,090
Credit reserve	(44,342)	(60,563)	(137,356)
Net unamortized discount	(134,085)	(78,226)	(23,522)
Amortized cost	512,738	81,908	76,212
Gross unrealized gains	41,074	38,735	5,551
Gross unrealized losses	(19,848)	(1,277)	(11,893)
Carrying value of AFS securities	533,964	119,366	69,870
Carrying value of trading securities	20,608	—	473
Total Carrying Value of Residential Securities	$554,572	$119,366	$70,343

December 31, 2010 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$774,852	$139,426	$304,598
Credit reserve	(31,594)	(44,182)	(208,983)
Net unamortized discount	(187,983)	(62,471)	(34,431)
Amortized cost	555,275	32,773	61,184
Gross unrealized gains	88,339	52,304	11,499
Gross unrealized losses	(1,358)	—	(5,649)
Carrying value of AFS securities	642,256	85,077	67,034
Carrying value of trading securities	19,742	—	574
Total Carrying Value of Residential Securities	$661,998	$85,077	$67,608

Senior Securities

The fair value of our senior AFS securities was equal to 77% of their principal balance at December 31, 2011, while our amortized cost was equal to 74% of the principal balance. The fair value of our senior securities accounted for as trading securities was $21 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $18 billion at December 31, 2011, consisting of $10 billion prime and $8 billion non-prime. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2011 were 12.38% of current balances. Serious delinquencies were 9.94% of current balances for loans in prime pools and 15.43% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were less than $1 thousand of credit losses in our re-REMIC portfolio during 2011. We anticipate losses, which were included in our acquisition assumptions, and have provided for $61 million of credit reserves on the $221 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 54% of the principal balance of the portfolio at December 31, 2011, while our amortized cost was equal to 37% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $8 billion at December 31, 2011, and were all prime credit quality at time of origination. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2011 were 9.67% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 29% of the principal balance at December 31, 2011, while our amortized cost was equal to 32% of the principal balance. Credit losses totaled $92 million in our residential subordinate portfolio during 2011, as compared to $151 million of losses during 2010. We expect future losses will extinguish the majority of the outstanding principal of these securities, as reflected by the $137 million of credit reserves we have provided for on the $237 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $23 billion at December 31, 2011, consisting of $22 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (41%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2011 were 5.81% of current balances. Serious delinquencies were 5.18% of current balances for loans in prime pools and 14.23% of current balances for loans in non-prime pools.

Commercial Securities

At December 31, 2011, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $6 million and $8 million at December 31, 2011 and 2010, respectively. These securities provided credit enhancement on $18 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $1.1 billion at December 31, 2011, a decrease of $109 million from December 31, 2010. Our credit reserve of $43 million on the current principal balance of $50 million at December 31, 2011, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by senior securities once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $34 million and $70 million in 2011 and 2010, respectively, and were charged against our designated credit reserve.

Results of Operations and Earning Assets — New Sequoia Entities

Net interest income at New Sequoia Entities was $3 million and $1 million for the years ended December 31, 2011 and 2010, respectively. The following table presents the net interest income after provision at New Sequoia Entities for the years ended December 31, 2011 and 2010.

Table 22 Net Interest Income After Provision at New Sequoia Entities

	Years Ended December 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$20,071	$429,277	4.68%	$5,740	$132,712	4.33%
Interest Expense
ABS issued	(17,101)	391,155	(4.37)%	(4,529)	119,628	(3.79)%
Net Interest Income	2,970			1,211
Provision for loan losses	(176)			(25)
Net Interest Income After Provision	$2,794			$1,186

Net Interest Income at New Sequoia Entities

The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 23 Net Interest Income at New Sequoia Entities — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2011 and 2010
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2010			$1,211
Impact of Changes in Interest Income
Residential loans	$12,827	$1,504	14,331
Net changes in interest income	12,827	1,504	14,331
Impact of Changes in Interest Expense
Long-term debt	(12,572)	—	(12,572)
Net changes in interest expense	(12,572)	—	(12,572)
Net changes in interest income and expense	255	1,504	1,759
Net Interest Income for the Year Ended December 31, 2011			$2,970

During 2011, we transferred $671 million of fixed rate, first-lien, residential mortgage loans originated between 2009 and 2011 into two Sequoia securitization entities that we sponsored and consolidated for financial reporting purposes. At December 31, 2011, the weighted average current loan balance on these loans was $848,811. The weighted average FICO score for those securitized loans outstanding at December 31, 2011, was 773 at origination and the weighted average original LTV ratio was 60%.

Voluntary prepayments of loans at the Sequoia entity issued in 2010 have been high due to an increase in borrower refinancing activity, largely as a result of declining interest rates since the middle of 2010. At December 31, 2011, $163 million of outstanding principal had prepaid since issuance and the constant prepayment rate (CPR) was 48% for 2011. The annualized prepayment rate for the Sequoia entity issued in the first quarter of 2011 was 18% CPR in 2011, and 22% CPR for the Sequoia entity issued in the third quarter of 2011. At December 31, 2011, the current outstanding principal balance of loans at New Sequoia Entities totaled $675 million.

The following table provides details of residential loans activity at New Sequoia Entities during the years ended December 31, 2011 and 2010.

Table 24 Residential Loans at New Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2011	2010
Balance at beginning of period	$145,028	$—
New securitization issuance	671,329	238,076
Principal repayments	(140,277)	(92,785)
Premium amortization	15	(238)
Provision for credit losses	(175)	(25)
Balance at End of Period	$675,920	$145,028

Results of Operations — Other Consolidated Entities

The following table presents the net interest income (loss) after provision and MVA at other consolidated entities for the years ended December 31, 2011, 2010 and 2009. These entities include all consolidated Sequoia entities issued prior to 2010, the Acacia entities, and the Fund. Net interest income at other consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 25 Net Interest Income (Loss) After Provision and MVA at Other Consolidated Entities

	Years Ended December 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$50,144	$3,246,211	1.54%	$57,244	$3,546,199	1.61%
Commercial loans	885	14,348	6.17%	1,416	17,591	8.05%
Trading securities	34,414	279,329	12.32%	52,936	273,734	19.34%
Available-for-sale securities	967	6,727	14.37	5,096	36,218	14.07%
Other investments	—	—	—	15	7,271	0.21%
Cash and cash equivalents	9	24,650	0.04%	13	46,911	0.03%
Total Interest Income	86,419	3,571,265	2.34%	116,720	3,927,924	2.97%
Interest Expense
ABS issued – Sequoia	(34,720)	3,190,518	(1.09)%	(36,854)	3,477,574	(1.06)%
ABS issued – Acacia	(29,336)	270,160	(10.86)%	(31,022)	271,373	(11.43)%
Interest rate agreements – Sequoia	(521)	3,190,518	(0.02)%	(60)	3,477,574	(0.00)%
Interest rate agreements – Acacia	(4,266)	270,160	(1.58)%	(3,854)	271,373	(1.42)%
Total Interest Expense	(68,843)	3,460,678	(1.99)%	(71,790)	3,748,947	(1.91)%
Net Interest Income	17,576			44,930
Provision for loan losses	(15,368)			(24,110)
Market valuation adjustments, net	(10,518)			(15,267)
Net Interest (Loss) Income After Provision and MVA	$(8,310)			$5,553

	Years Ended December 31,
	2010			2009
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$57,244	$3,546,199	1.61%	$99,157	$4,123,409	2.40%
Commercial loans	1,416	17,591	8.05%	1,262	8,782	14.37%
Trading securities	52,936	273,734	19.34%	80,871	273,572	29.56%
Available-for-sale securities	5,096	36,218	14.07%	8,399	57,833	14.52%
Other investments	15	7,271	0.21%	167	49,493	0.34%
Cash and cash equivalents	13	46,911	0.03%	150	64,043	0.23%
Total Interest Income	116,720	3,927,924	2.97%	190,006	4,577,132	4.15%
Interest Expense
ABS issued – Sequoia	(36,854)	3,477,574	(1.06)%	(72,629)	4,024,402	(1.80)%
ABS issued – Acacia	(31,022)	271,373	(11.43)%	(49,133)	295,779	(16.61)%
Interest rate agreements – Sequoia	(60)	3,477,574	(0.00)%	(86)	4,024,402	(0.00)%
Interest rate agreements – Acacia	(3,854)	271,373	(1.42)%	(4,370)	295,779	(1.48)%
Total Interest Expense	(71,790)	3,748,947	(1.91)%	(126,218)	4,320,181	(2.92)%
Net Interest Income	44,930			63,788
Provision for loan losses	(24,110)			(49,573)
Market valuation adjustments, net	(15,267)			(19,162)
Net Interest Income (Loss) After Provision and MVA	$5,553			$(4,947)

Net Interest Income at Other Consolidated Entities

The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 26 Net Interest Income at Other Consolidated Entities — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2011 and 2010
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2010			$44,930
Impact of Changes in Interest Income
Residential loans	$(4,843)	$(2,257)	(7,100)
Commercial loans	(261)	(270)	(531)
Trading securities	1,072	(19,109)	(18,037)
Available-for-sale securities	(4,149)	20	(4,129)
Other investments	(15)	—	(15)
Cash and cash equivalents	(6)	2	(4)
Net changes in interest income	(8,202)	(21,614)	(29,816)
Impact of Changes in Interest Expense
ABS issued – Sequoia	3,007	(1,819)	1,188
ABS issued – Acacia	156	1,118	1,274
Net changes in interest expense	3,163	(701)	2,462
Net changes in interest income and expense	(5,039)	(22,315)	(27,354)
Net Interest Income for the Year Ended December 31, 2011			$17,576

	Change in Net Interest Income For the Years Ended December 31, 2010 and 2009
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2009			$63,788
Impact of Changes in Interest Income
Residential loans	$(13,880)	$(28,033)	(41,913)
Commercial loans	1,266	(1,112)	154
Trading securities	49	(30,060)	(30,011)
Available-for-sale securities	(3,139)	(164)	(3,303)
Other investments	(142)	(10)	(152)
Cash and cash equivalents	(40)	(97)	(137)
Net changes in interest income	(15,886)	(59,476)	(75,362)
Impact of Changes in Interest Expense
ABS issued – Sequoia	9,880	26,406	36,286
ABS issued – Acacia	4,546	15,672	20,218
Net changes in interest expense	14,426	42,078	56,504
Net changes in interest income and expense	(1,460)	(17,398)	(18,858)
Net Interest Income for the Year Ended December 31, 2010			$44,930

Net interest income at other consolidated entities was $18 million in 2011, as compared to $45 million in 2010 and $63 million in 2009. The decline in net interest income is primarily the result of principal repayments or credit losses on the securities and loans at these entities as we have not acquired or otherwise added to our assets and liabilities at other consolidated entities since 2008. The decline in reported yield on trading securities is a result of the net appreciation in value of these assets since early 2010.

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

The following table shows the impact of MVA and impairments at our other consolidated entities for the years ended December 31, 2011, 2010, and 2009.

Table 27 MVA at Other Consolidated Entities

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Commercial loans – fair value	$616	$7,979	$3,611
Trading securities	(10,061)	98,780	24,310
Impairment on AFS securities	(1,647)	(1,764)	(6,772)
Risk management derivatives	(25,448)	(46,028)	17,744
ABS issued – Acacia	27,313	(71,695)	(56,238)
REO	(1,319)	(2,539)	(1,817)
Total Market Valuation Adjustments, Net	$(10,546)	$(15,267)	$(19,162)

For the year ended December 31, 2011, there were $8 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; $2 million of impairments at the Fund; and, $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the year ended December 31, 2010, there were $11 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; $2 million of impairments at the Fund; and $2 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the year ended December 31, 2009, there were $10 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; $7 million of impairments at the Fund; and $2 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities.

Loan Loss Provision at Legacy Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The provision for loan losses at legacy Sequoia entities (Sequoia securitizations issued prior to 2009 that we consolidate for financial reporting purposes) was $15 million for the year ended December 31, 2011, as compared to $24 million for the year ended December 31, 2010, and $50 million for the year ended December 31, 2009. The decrease in the provision from 2010 to 2011 was primarily attributable to the improved performance of our troubled debt restructuring loan population over the course of 2011, as well as a significant decline in the amount of delinquent loans being foreclosed upon and charged off in accordance with our policy. The 2011 provision for loan losses was greater than the net charge-offs of $11 million (or 0.35% of outstanding loan balances) for the year ended December 31, 2011, and the 2010 provision for loan losses was greater than the net charge-offs of $16 million (or 0.42% of outstanding loan balances) for the year ended December 31, 2010. This resulted in an increase of $4 million and $8 million in our allowance for loan losses for the years ended 2011 and 2010, respectively. Charge-offs were generated by $34 million and $50 million of defaulted loan principal during 2011 and 2010, respectively, for average implied loss severities of 33% and 32%, respectively.

The decrease in the provision from 2009 to 2010 was primarily attributable to a gradual decline in serious delinquencies. The provision for loan losses exceeded net charge-offs of $16 million (or 0.42% of outstanding loan balances) and $16 million (or 0.44% of outstanding loan balances) for 2010 and 2009, respectively. This resulted in an increase of $8 million and $34 million in our allowance for loan losses for 2010 and 2009, respectively. These charge-offs were generated by $50 million and $58 million of defaulted loan principal for average implied loss severities of 32% and 28% for 2010 and 2009, respectively.

The allowance for loan losses increased to $67 million (or 2.11% of outstanding loan balances) at December 31, 2011, from $62 million (or 1.75% of outstanding loan balances) at December 31, 2010, and $54 million (or 1.45% of outstanding loan balances) at December 31, 2009. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) increased to $137 million (or 4.34% of outstanding loan balances) at December 31, 2011, from $133 million (or 3.74% of outstanding loan balances) at December 31, 2010, and decreased from $148 million (or 3.98% of outstanding loan balances) at December 31, 2009. While loans originated in California, Florida, Georgia, and Ohio accounted for 42% of total loans held by Sequoia entities, loans in these states made up 49% of the serious delinquent loan balance at December 31, 2011.

At December 31, 2011, we estimate that there were fourteen Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these fourteen consolidated entities was negative $9 million at December 31, 2011, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential loans activity at the legacy Sequoia securitization entities for the years ended December 31, 2011 and 2010.

Table 28 Residential Loans at Legacy Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2011	2010
Balance at beginning of period	$3,397,130	$3,724,546
Principal repayments	(241,962)	(278,105)
Charge-offs, net	11,095	15,923
Transfers to REO	(20,369)	(33,892)
Premium amortization	(6,797)	(7,232)
Provision for credit losses	(15,369)	(24,110)
Balance at End of Period	$3,123,728	$3,397,130

Loan Characteristics

The following table highlights principal balances for consolidated loans at legacy Sequoia entities by product type. First lien adjustable rate mortgage (ARM) loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $120 million of hybrid loans held at Sequoia securitization entities at December 31, 2011, $56 million (or 47%) had reset as of December 31, 2011, and now act as ARM loans.

Table 29 Loan Characteristics at Legacy Sequoia Entities

December 31, 2011 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$2,998,397	95.05%
Hybrid (years to reset)
Reset	56,335	1.79%
0 – 4	49,736	1.58%
5 – 8	14,409	0.46%
Second Lien
ARM	35,532	1.13%
Total Outstanding Principal	$3,154,409	100.00%

At December 31, 2011, $2.78 billion of legacy Sequoia loans (88% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. At December 31, 2011, the weighted average FICO score (at origination) for our legacy Sequoia loans outstanding was 730 and the weighted average original LTV ratio was 67%.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Residential Loans at Legacy Sequoia Entities
Prepayment Speeds

Prepayment speeds on ARM loans held at legacy Sequoia entities remained relatively low during 2011 as one-month and six-month LIBOR rates remained low relative to historical averages. At December 31, 2011, LIBOR ARM loans at legacy Sequoia entities had a weighted average coupon of 1.69%, and hybrid loans at legacy Sequoia entities had a weighted average coupon of 3.91%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased and deposited residential mortgage loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary. These trusts have subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of December 31, 2011, there have been no loan-level repurchase claims made to Redwood by investors where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, we believe that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. We separately evaluate our exposure to such litigation when assessing whether the establishment of a litigation reserve is necessary under GAAP. For further discussion on litigation related contingencies see Note 14 to the financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the years ended December 31, 2011 and 2010.

Table 30 Securities at Other Consolidated Entities — Activity

Year Ended December 31, 2011

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$134,950	$132,555	$43,828	$20,286	$331,619
Sales	(14,141)	(10,889)	(3,398)	(13,913)	(42,341)
Gains on sales, net	728	588	—	(2,872)	(1,556)
Effect of principal payments	(8,389)	(14,733)	(4,204)	(1,712)	(29,038)
Change in fair value, net	(21,849)	(23,758)	1,697	16,327	(27,583)
Ending Fair Value	$91,299	$83,763	$37,923	$18,116	$231,101

Year Ended December 31, 2010

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$131,958	$102,293	$54,206	$17,925	$306,382
Sales	(15,356)	(2,220)	—	—	(17,576)
(Losses) gains on sales, net	(403)	6	—	—	(397)
Effect of principal payments	(8,454)	(13,833)	(1,397)	(4,164)	(27,848)
Change in fair value, net	27,205	46,309	(8,981)	6,525	71,058
Ending Fair Value	$134,950	$132,555	$43,828	$20,286	$331,619

During the second quarter of 2011, we sold all remaining securities at the Fund. We recognized $2 million of OTTI on these securities in the year ended December 31, 2011. In addition to the $231 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $15 million of ABS issued by Sequoia securitization entities, and $12 million in commercial loans at December 31, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

At December 31, 2011, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $1.3 billion and a net aggregate fair value of negative $60 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not legal obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through market valuation adjustments, net, in our consolidated statements of income.

Capital Resources and Liquidity

Set forth below is a discussion of our short- and long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

At December 31, 2011, we had $428 million of short-term debt outstanding. For the year ended December 31, 2011, the average balance of short-term debt outstanding was $57 million, with a weighted average interest rate of 1.82%. For the year ended December 31, 2011, the highest balance of our short-term debt outstanding was $428 million. In the ordinary course of our business, we may utilize short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire in anticipation of securitization, fund the origination of commercial loans, finance investments in securities and other investments, and otherwise fund our business and operations. At December 31, 2011, we had two residential loan warehouse facilities with a total outstanding debt balance of $307 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $400 million. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 12 months), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital.

In addition, at December 31, 2011, we had an aggregate outstanding short-term debt balance of $121 million under four securities repurchase facilities (secured by securities with a fair market value of approximately $180 million). The financing for each security financed under one of our securities repurchase facilities is limited in its initial duration to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. At December 31, 2011, we also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million). During the first quarter of 2012, we established two additional securities repurchase facilities with financial institution counterparties.

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

Asset-Backed Securities Issued at the Resecuritization Entity

In July 2011, Redwood transferred $365 million of residential securities into a resecuritization trust, with $245 million of ABS issued to third parties. At December 31, 2011, there were $325 million of securities owned at the resecuritization, which were funded with $220 million of ABS issued. Since resecuritization, the ABS issued has paid down $25 million.

Asset-Backed Securities Issued at Securitization Entities

At December 31, 2011, there were $3.8 billion of loans owned at Sequoia securitization entities, which were funded with $3.7 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although we expect that some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. At December 31, 2011, there were $231 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $209 million of ABS issued by Acacia entities that were also reported at fair value.

The following tables provide detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the years ended December 31, 2011 and 2010.

Table 31 ABS Issued Activity — Securitization Entities

Year Ended December 31, 2011

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$123,146	$3,335,355	$303,077	$3,761,578
New issuance, net of discount	641,838	1,345	—	643,183
Paydowns	(133,646)	(253,667)	(80,006)	(467,319)
Extinguishment of debt	—	(919)	—	(919)
Amortization	(387)	(2,642)	—	(3,029)
Valuation adjustments	—	—	(13,690)	(13,690)
Balance at End of Period	$630,951	$3,079,472	$209,381	$3,919,804

Year Ended December 31, 2010

(In Thousands)	New Sequoia	Legacy Sequoia	Acacia	Total
Balance at beginning of period	$—	$3,644,933	$297,596	$3,942,529
New issuance, net of discount	211,178	—	—	211,178
Paydowns	(88,032)	(289,486)	(77,828)	(455,346)
Extinguishment of debt	—	(16,031)	—	(16,031)
Amortization	—	(4,061)	—	(4,061)
Valuation adjustments	—	—	83,309	83,309
Balance at End of Period	$123,146	$3,335,355	$303,077	$3,761,578

The following table presents our contractual obligations and commitments at December 31, 2011, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 32 Contractual Obligations and Commitments

	Payments Due or Commitment Expiration by Period
December 31, 2011 (In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$428	$—	$—	$—	$428
Long-term debt	—	—	—	140	140
Anticipated interest payments on long-term debt	4	9	11	149	173
Accrued interest payable	1	—	—	—	1
Operating leases	2	4	3	2	11
Purchase commitments	460	—	—	—	460
Total Redwood Obligations and Commitments	$895	$13	$14	$291	$1,213
Obligations of Consolidated Entities
Consolidated ABS(1)	$—	$50	$—	$6,803	$6,853
Anticipated interest payments on ABS(2)	127	236	226	1,214	1,803
Accrued interest payable	7	—	—	—	7
Total obligations of Consolidated Entities	134	286	226	8,017	8,663
Total Consolidated Obligations and Commitments	$1,029	$299	$240	$8,308	$9,876

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2011.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Sequoia Entities and at Redwood was $36 million at December 31, 2011. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $7 million in the both 2011 and 2010.

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

Changes in the Fair Value of Residential and Commercial Loans Classified as Held-for-Sale

The majority of unsecuritized residential loans on our consolidated balance sheets are being held for future securitizations and will be sold to non-consolidated entities. At the time of purchase, we may elect the fair value option for these loans or classify them as held-for-sale. For loans for which we have elected the fair value option, changes in fair values are recorded in market valuation adjustments through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

Loans classified as held-for-sale are carried at the lower of their cost basis or fair value. If the fair value of loans classified as held-for-sale is lower than their cost basis, the difference is reported as a negative market valuation adjustment through our consolidated statements of income.

The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline below their cost basis, which could have a material effect on reported earnings.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive (loss) income in our consolidated statements of changes in equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

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

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 to the financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2011, 2010, and 2009. For each of these years, we had no undistributed REIT taxable income.

Table 33 Taxable Income

	Years Ended December 31,
(In Thousands)	2011 est.(1)	2010	2009
REIT taxable income (loss)	$19,269	$3,383	$(69,819)
Taxable REIT subsidiary loss	(10,675)	(19,346)	(13,739)
Total Estimated Taxable Income (Loss)	$8,594	$(15,963)	$(83,558)
Distributions to shareholders	$78,382	$77,942	$73,284

(1)	Our tax results for the year ended December 31, 2011, are estimates until we file tax returns for this year.

Our estimated total taxable income for the year ended December 31, 2011, was $9 million ($0.11 per share) and included $58 million in realized credit losses on investments. This compared to a total taxable loss for the year ended December 31, 2010, of $16 million ($0.20 per share) that included $100 million in credit losses. For the year ended December 31, 2009, our taxable loss was $84 million ($1.12 per share) and included $224 million in credit losses.

Taxable Income Distribution Requirement

As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carry forwards (“NOLs”), to our shareholders. For 2011, our estimated REIT taxable income of $19 million did not exceed our available NOLs, and therefore our minimum dividend distribution requirement was zero. The following table details our federal NOLs and capital loss carry forwards available as of December 31, 2011.

Table 34 Federal Net Operating and Capital Loss Carry Forwards

	Loss Carry Forward Expiration by Period
(In Thousands)	1 to 3 Years	3 to 5 Years	5 to 15 Years	After 15 Years	Total
REIT Loss Carry Forwards
Net operating loss	$—	$—	$—	$(69,819)	$(69,819)
Capital loss	(81,340)	(17,703)	—	—	(99,043)
Total REIT Loss Carry Forwards	$(81,340)	$(17,703)	$—	$(69,819)	$(168,863)
TRS Loss Carry Forwards
Net operating loss	$—	$—	$—	$(30,175)	$(30,175)
Capital loss	(21,423)	(21,039)	—	—	(42,462)
Total TRS Loss Carry Forwards	$(21,423)	$(21,039)	$—	$(30,175)	$(72,637)

As of December 31, 2011, we maintained $70 million of NOLs at the REIT level. In order to utilize these carry forwards, taxable income must exceed our dividend distributions. During 2011, we distributed $80 million to shareholders and exceeded our distribution requirement. We do not expect to report any REIT taxable income on our 2011 federal income tax return after the application of a dividends paid deduction. As a result, we do not expect any of our federal NOLs at the REIT level to be utilized in 2011. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2031.

Federal capital loss carry forwards of $99 million and $42 million at the REIT and TRS, respectively, will expire between 2013 and 2016. In order to utilize these carry forwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carry forwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carry forwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders

For the year ended December 31, 2011, we declared and distributed four regular quarterly dividends totaling $1.00 per share. Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders in excess of the minimum requirement is determined by i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and, ii) net capital gains recognized by the REIT, exclusive of capital loss carry forwards.

Our 2011 dividend distributions are expected to be characterized for income tax purposes as 25% ordinary income and 75% return of capital. Thus, we expect approximately $19 million of our 2011 dividend distributions to be characterized as ordinary income to shareholders, as this amount represents the taxable income we generated in 2011 prior to the application of a dividends paid deduction and NOLs in accordance with federal income tax rules. Of this amount, none is attributable to net capital gains recognized for tax purposes. The remaining $59 million of dividend distributions are expected to be characterized as a return of capital to shareholders and are generally not taxable. A distribution of capital reduces the tax basis for common shares held by a shareholder at each quarterly distribution date (provided the distribution does not exceed a shareholder’s tax basis in our common shares).

In November 2011, our board of directors announced its intention to pay a regular dividend of $0.25 per share, per quarter in 2012.

Differences between Estimated Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) for tax, realized capital gains on sales may be offset by prior capital losses; (v) unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; and, (vi) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The Redwood REIT’s tax basis in its assets and liabilities was $1.9 billion and $0.5 billion, respectively, at December 31, 2011. The Redwood REIT’s GAAP basis in its assets and liabilities was $4.9 billion and $3.9 billion, respectively, at December 31, 2011. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated taxable income to our GAAP income for the years ended December 31, 2011, 2010, and 2009.

Table 35 Differences between Estimated Taxable Income (Loss) and GAAP Net Income

	Year Ended December 31, 2011
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$128,353	$217,179	$(88,826)
Interest expense	(16,759)	(99,037)	82,278
Net interest income	111,594	118,142	(6,548)
Provision for loan losses	—	(16,151)	16,151
Realized credit losses	(57,526)	—	(57,526)
Market valuation adjustments, net	—	(40,017)	40,017
Operating expenses	(45,459)	(47,682)	2,223
Realized gains on sales and calls, net	—	10,946	(10,946)
Provision for income taxes	(15)	(42)	27
Less: Net loss attributable to noncontrolling interest	—	(1,147)	1,147
Net Income	$8,594	$26,343	$(17,750)
Income per share	$0.11	$0.31	$(0.20)

	Year Ended December 31, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$136,750	$230,054	$(93,304)
Interest expense	(8,545)	(84,664)	76,119
Net interest income	128,205	145,390	(17,185)
Provision for loan losses	—	(24,135)	24,135
Realized credit losses	(99,586)	—	(99,586)
Market valuation adjustments, net	—	(19,554)	19,554
Operating expenses	(44,804)	(53,715)	8,911
Realized gains on sales and calls, net	230	63,496	(63,266)
Provision for income taxes	(8)	(280)	272
Less: Net income attributable to noncontrolling interest	—	1,150	(1,150)
Net (Loss) Income	$(15,963)	$110,052	$(126,015)
(Loss) income per share	$(0.20)	$1.36	$(1.56)

	Year Ended December 31, 2009
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$192,922	$287,877	$(94,955)
Interest expense	(4,955)	(132,003)	127,048
Net interest income	187,967	155,874	32,093
Provision for loan losses	—	(49,573)	49,573
Realized credit losses	(223,903)	—	(223,903)
Market valuation adjustments, net	—	(87,628)	87,628
Operating expenses	(54,234)	(46,995)	(7,239)
Realized gains on sales and calls, net	6,625	63,166	(56,541)
(Provision for) benefit from income taxes	(13)	4,268	(4,281)
Less: Net loss attributable to noncontrolling interest	—	(83)	83
Net (Loss) Income	$(83,558)	$39,195	$(122,753)
(Loss) income per share	$(1.12)	$0.55	$(1.67)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2011, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $127 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the years ended December 31, 2011 and 2010, we realized $58 million and $100 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2012 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $138 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2011, for GAAP we had a designated credit reserve of $296 million on our securities, and an allowance for loan losses of $67 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2011, the REIT had an estimated $99 million in capital loss carry-forwards ($1.26 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our current tax basis in these securities is $23 million. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on the loans underlying our IOs. More recently, prepayments have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

Credit Risk

Integral to our core business is assuming the credit risk of real estate loans primarily through the ownership of residential and commercial loans and securities. Some of our capital base is employed in owning credit enhancement securities that have below investment-grade credit ratings due to their concentrated credit risks with respect to underlying real estate loans and investment-grade securities. We believe that many of the loans underlying these securities are above-average in credit quality as compared to U.S. real estate loans in general (although there may nevertheless be significant credit losses related to these loans). We may also own residential loans that are not securitized.

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

The commercial loans we credit-enhance are typically fixed-rate loans, the majority of which are interest-only loans. In general, these loans are subordinate to other financings of the same commercial property and not fully amortizing and therefore require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender.

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

We are also exposed to credit risk with respect to our business counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under short-term borrowing facilities and swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent counterparty is not able to return this collateral to us if and when we are entitled its return, we could suffer a loss due to the credit risk associated with that counterparty.

Interest Rate Risk

Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

To implement our interest rate risk strategy, we may use derivative financial instruments in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

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

Fair Value and Liquidity Risks

The residential loans and securities that we acquire are generally funded with a combination of short-term recourse debt and equity or long-term debt and our use of short-term debt to finance these assets might affect our liquidity position. The assets and liabilities at Acacia are accounted for under the fair value option, with all changes in market values being recorded through our income statement. Though this potentially creates earnings volatility, the securities and ABS issued by Acacia entities have no recourse to us that would otherwise affect our liquidity position. In addition, securities that we included in the resecuritization we engaged in during the third quarter of 2011 are legally owned by the resecuritization entity and we are not able to sell these securities as a means of protecting ourselves from any declines in the fair value of these securities.

Most of the real estate loans that we consolidate are accounted for using the “held-for-investment” GAAP classification and are reported at their amortized cost. Most of these loans have been for legal purposes sold to Sequoia entities and, thus, changes in the fair value of the loans do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value may be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Our consolidated obligations consist primarily of ABS issued. Changes in fair value of ABS issued have no impact on our liquidity. ABS issued by Sequoia and the resecuritization we engaged in during the third quarter of 2011 are reported at amortized cost. We report at fair value the ABS issued by Acacia and also report the underlying securities collateralizing the ABS issued at fair value. In either case, the resulting net equity (assets less liabilities) may not necessarily be reflective of the fair value of our interests in these securitization entities. However, since the ABS issued can only look to the cash flows generated by the assets within that securitization entity for payments of interest and repayments of the principal balance of the ABS, the changes in fair value do not have an effect on Redwood’s liquidity. Only to the extent that changes in fair values affect the timing of the cash flows we might receive on our investments in consolidated entities is there an effect to Redwood from changes in fair values of these investments.

We fund some assets with a combination of short-term debt and equity that is recourse to Redwood. This generally increases our fair value and liquidity risks. We manage these risks by maintaining what we believe to be conservative capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets. We also manage risk by hedging the loans held for securitization to minimize the fluctuations in value prior to securitization.

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

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Separately, inflation or deflation in home prices can affect our credit risk.

Our financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.

Risks Relating to Litigation and Governmental Investigations and Enforcement Actions

Our business exposes us to risks relating to litigation and governmental investigations and enforcement actions. For example, through certain of our wholly-owned subsidiaries we have engaged in securitization transactions relating to residential mortgage loans and other types of assets. In the future we plan to continue to engage in securitization transactions relating to residential mortgage loans and may also engage in other types of securitization transactions or other similar types of transactions. As a result of engaging in this business, we have already been the subject of litigation and have received an inquiry and a subpoena, respectively, from two different governmental authorities in connection with their broad-based investigations of certain aspects of certain securitization markets and issuances. Redwood Asset Management, Inc., one of our subsidiaries, is registered with the SEC as an investment adviser and provides investment advisory services to certain entities that we sponsored that issued collateralized debt obligations (and has, in the past, provided investment advisory services to a limited partnership fund we sponsored). Redwood Asset Management could be exposed to litigation by investors in entities to which it provides investment advisory services or it could be the subject of a governmental investigation or enforcement action, in each case, as a result of the manner in which it conducts its advisory activities. Redwood Residential Acquisition Corporation, one of our subsidiaries, is licensed by various states in connection with its acquisitions of residential mortgage loans originated by others and is required to comply with rules and regulations promulgated by federal and state agencies in connection with the conduct of its business. Redwood Residential Acquisition Corporation could be exposed to litigation by mortgage borrowers or could be the subject of a governmental investigation or enforcement action, in each case, as a result of the manner in which it conducts its business. Similarly, Redwood Commercial Mortgage Corporation is licensed by the State of California to engage in commercial real estate lending and could be exposed to litigation or enforcement actions as a result of the manner in which it conducts its business.

Securitization entities that we sponsored issued ABS backed by residential mortgage loans and other assets held by these entities. As a result of declining property values, the recent economic recession, increased defaults, and other factors, the cash flows from the loans and other assets held by these securitization entities will not be sufficient, in some cases, to repay in full the principal amount of ABS issued by these securitization entities. We are not contractually liable for the principal and interest payments due on the ABS issued by these entities. Nonetheless, third parties who have invested in the ABS issued by these entities could try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Three lawsuits have been brought by investors in two of our different Sequoia securitizations, with two of these three lawsuits having been brought by members of the Federal Home Loan Bank System — namely, the Federal Home Loan Bank of Seattle and the Federal Home Loan Bank of Chicago. These lawsuits are discussed above in Note 14 — Commitments and Contingencies — Loss Contingencies — Litigation within the Notes to Consolidated Financial Statements set forth within Part IV, Item 15 of this Annual Report on Form 10-K and are also discussed above within Part I, Item 3 of this Annual Report on Form 10-K. Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses, which could be material.

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

As part of investigations they have been conducting, we have been required to provide information to two different federal agencies. Within Part I, Item 3 of this Annual Report on Form 10-K, we describe (i) the inquiry we received from the SEC, which inquiry took the form of an order to provide certain information regarding our past business activities with respect to sponsoring collateralized debt obligation transactions, and (ii) the subpoena we received from the National Credit Union Administration relating to certain RMBS transactions we sponsored in the past. We have responded to the order from the SEC and the subpoena from the NCUA. Both the subpoena from the NCUA and the order from the SEC state that they should not be construed as an indication that any violation of law has occurred; however, these regulatory agencies could, in the future, allege that we did violate applicable law or regulation in the conduct of our securitization business and, if either of them were to make such an allegation, it is possible that we might not be successful in defending any related action brought against us and any losses incurred as a result of the resolution of any such action against us could have a material adverse effect on our results of operations in future periods. As an example, in June 2011 the NCUA filed federal and state securities law claims in U.S. District Court in Kansas City, Kansas against, among others, certain subsidiaries of J.P. Morgan Chase & Co. and Royal Bank of Scotland Group PLC alleging that the offering documents relating to certain RMBS transactions that they sponsored and/or underwrote contained untrue statements of material fact or omitted to state material facts (and on July 18, 2011 the NCUA filed an additional and similar lawsuit against certain subsidiaries of Royal Bank of Scotland Group PLC and certain other entities in U.S. District Court in Los Angeles, California). At the same time the NCUA filed its June 2011 claims, it announced that it expects to file additional similar lawsuits against other financial institutions. On June 21, 2011, The Wall Street Journal reported that the NCUA is engaged in settlement discussions with financial institutions relating to other RMBS transactions and subsequently the media have reported that the NCUA has indicated that it anticipates filing another five to 10 lawsuits relating to the failure of wholesale credit unions.

There have also recently been several notable proposed settlements by large financial institutions of claims related to RMBS transactions. For example:

•	In June 2011, Bank of America Corporation and certain of its subsidiaries (collectively referred to as “Bank of America”) reported that it entered into a proposed settlement agreement and a related agreement with certain institutional investors relating to claims for loan servicing breaches relating to, and breaches of representations and warranties made in connection with, certain securitization transactions that had been sponsored by subsidiaries of Countrywide Financial Corporation (prior to the acquisition of Countrywide Financial by Bank of America). The proposed settlement agreement is subject to satisfaction of certain conditions, including court approval. The proposed settlement agreement provides for the release of claims related to: breaches of representations and warranties in the covered securitization transactions, all past servicing of loans underlying the covered securitization transactions, and all future servicing of loans underlying the covered securitization transactions (to the extent that future servicing complies with newly agreed-to standards). Under the proposed settlement, Bank of America would make an aggregate payment of $8.5 billion, which would be allocated among the covered securitization transactions.
•	In July 2011, subsidiaries of Wells Fargo & Company (collectively referred to as “Wells Fargo”) entered into a proposed settlement of a class action lawsuit brought by investors in 28 different RMBS transactions sponsored by Wells Fargo, which class action lawsuit included claims under the federal securities laws that the offering documents for those RMBS transactions contained untrue statements and omitted material facts. In settling these claims, Wells Fargo agreed to a settlement payment to the plaintiff class of approximately $125 million. The proposed settlement was approved by the court in November 2011.
•	In December 2011, Merrill Lynch & Co., Inc., a subsidiary of Bank of America Corporation (“Merrill Lynch”), entered into a proposed settlement of a class action lawsuit brought by investors in 18 different RMBS transactions sponsored by subsidiaries of Merrill Lynch, which class action lawsuit included claims under the federal securities laws that the offering documents for those RMBS transactions contained untrue statements and omitted material facts. In settling these claims, Merrill Lynch agreed to a settlement payment to the plaintiff class of approximately $315 million. The proposed settlement was approved by the court in December 2011.

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

Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities and Securities Repurchase Facilities

As described above in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Capital Resources and Liquidity,” in the ordinary course of our business, we use short-term debt financing obtained through several different types of borrowing facilities to, among other things, fund the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of securitization), fund the origination of commercial real estate loans and other commercial real estate investments, and finance investments in securities and other investments. We may also use short-term borrowings to fund other aspects of our business and operations.

Residential Loan Warehouse Facilities.  One source of our short-debt debt financing is secured borrowings under residential loan warehouse facilities we have established with two different financial institution counterparties. Under these two warehouse facilities, we have an aggregate borrowing limit of $400 million, however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our legal transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential loans can only be financed for a maximum period, which period would not generally exceed 364 days. While a residential loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value.

Because our warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described above in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and above under the heading “Market Risks”. In addition, with respect to residential loans that at any given time are already being financed through our warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described above in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our residential loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks — Fair Value and Liquidity Risks”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount in entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in our warehouse facilities include, among others, covenants to maintain (i) a minimum tangible net worth, (ii) a maximum ratio of indebtedness to tangible net worth (and other limitations on indebtedness), (iii) a minimum amount of liquid assets, and (iv) a minimum amount of shareholders’ equity. Our warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described above in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks”.

In addition to the two residential loan warehouse facilities described above, in the ordinary course of business we are seeking, and currently expect, to establish additional warehouse facilities that may be of a similar size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform it obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our residential mortgage loans financed.

Securities Repurchase Facilities.  Another source of our short-debt debt financing for us is through securities repurchase facilities we have established with various different financial institution counterparties. Under these facilities, we do not have an aggregate borrowing limit, however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason. Short-term financing for securities is obtained under these facilities by our legal transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our promise to reacquire those securities from the counterparty for the same amount plus a financing charge.

Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value.

At the end of a the fixed period applicable to the financing of a security under a securities repurchase facility, if we intend to continue to obtain financing for that security we would typically request the same counterparty to renew the financing for an additional fixed period. If the same counterparty does not renew the financing, it may be difficult for us to obtain financing for that security under one of our other securities repurchase facilities, due to the fact that the financial institution counterparties to our securities repurchase facilities generally only provide financing for securities that we purchased from them or one of their affiliates. Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks”. In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks — Fair Value and Liquidity Risks”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Residential Loan Warehouse Facilities”).

Financial covenants included in our repurchase facilities include, among others, covenants to maintain (i) a minimum tangible net worth, (ii) a maximum ratio of indebtedness to shareholders’ equity, (iii) a minimum amount of liquid assets, and (iv) a minimum amount of shareholders’ equity. Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and within this Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks”.

In the ordinary course of business we may seek to establish additional securities repurchase facilities that may have similar or more restrictive terms. In the event a counterparty to one or more of our securities repurchase facilities becomes insolvent or unable or unwilling to perform it obligations under the facility, we may be unable to access the short-term financing we need or fail to recover the full value of our securities financed.

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. To supplement this discussion on the market risk we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheets at December 31, 2011. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2011, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2011
(Dollars in Thousands)		2012	2013	2014	2015	2016	Thereafter	Principal Value	Fair Value(1)
Interest rate sensitive assets
Securitized Residential Real Estate Loans
Adjustable Rate	Principal	$335,679	$327,488	$355,782	$291,725	$256,911	$1,471,233	$3,038,818	$2,533,875
	Interest Rate	1.92%	2.06%	2.42%	2.76%	3.26%	4.22%		83.38%
Hybrid	Principal	88,940	79,493	71,042	63,454	56,601	438,078	797,608	772,565
	Interest Rate	4.55%	4.52%	4.47%	4.43%	4.55%	4.66%		96.86%
Unsecuritized Residential Real Estate Loans
Adjustable Rate	Principal	3,332	—	—	—	—	—	3,332	2,169
	Interest Rate	2.32%	0.00%	0.00%	0.00%	0.00%	0.00%		65.10%
Fixed Rate	Principal	296,706	—	—	—	—	—	296,706	303,367
	Interest Rate	4.52%	0.00%	0.00%	0.00%	0.00%	0.00%		102.24%
Hybrid	Principal	94,875	—	—	—	—	—	94,875	95,973
	Interest Rate	4.29%	0.00%	0.00%	0.00%	0.00%	0.00%		101.16%
Residential Senior Securities
Adjustable Rate	Principal	3,484	2,623	2,490	2,546	2,355	36,772	50,270	27,108
	Interest Rate	1.59%	1.76%	2.00%	2.50%	2.95%	4.04%		53.92%
Fixed Rate	Principal	23,421	22,727	23,218	22,226	25,845	292,604	410,041	271,231
	Interest Rate	4.39%	4.44%	4.52%	4.69%	4.84%	7.38%		66.15%
Hybrid	Principal	38,409	38,113	40,230	40,336	35,912	256,673	449,673	347,532
	Interest Rate	3.18%	3.16%	3.25%	3.47%	3.93%	4.70%		77.29%
Residential Re-REMIC Securities
Fixed Rate	Principal	—	—	—	—	565	83,139	83,704	47,249
	Interest Rate	6.26%	6.19%	6.13%	6.07%	6.02%	5.66%		56.45%
Hybrid	Principal	—	—	—	—	—	136,992	136,992	72,117
	Interest Rate	4.56%	4.14%	4.16%	4.36%	3.97%	5.05%		52.64%
Residential Subordinate Securities
Adjustable Rate	Principal	10,253	11,235	11,392	9,703	8,168	101,467	152,218	14,548
	Interest Rate	1.63%	1.79%	2.02%	2.57%	3.05%	4.05%		9.56%
Fixed Rate	Principal	20,345	19,110	16,579	14,781	16,252	99,123	186,190	82,500
	Interest Rate	5.25%	5.33%	5.46%	5.67%	5.87%	6.63%		44.31%
Hybrid	Principal	31,839	27,688	25,593	23,488	21,152	198,595	328,355	57,058
	Interest Rate	2.68%	2.69%	2.82%	3.30%	3.63%	5.52%		17.38%
Commercial Loans
Fixed Rate	Principal	6,511	12,537	10,977	22,074	71,326	34,464	157,888	155,909
	Interest Rate	9.66%	9.65%	9.63%	9.91%	9.88%	9.79%		98.75%

(1)	Percentage number under fair value in thousands of dollars represents fair value as a percentage of principal value.

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2011
(Dollars in Thousands)		2012	2013	2014	2015	2016	Thereafter	Principal Value	Fair Value(1)
Interest rate sensitive assets
Commercial Subordinate Securities
Adjustable Rate	Principal	$1,441	$847	$186	$8,204	$11,660	$12,924	$35,262	$11,310
	Interest Rate	4.45%	4.97%	4.56%	4.93%	2.31%	4.53%		32.07%
Fixed Rate	Principal	60	8,418	37,369	55,965	35,115	121,917	258,844	32,058
	Interest Rate	4.07%	5.05%	5.61%	6.07%	4.98%	6.21%		12.39%
CDO Subordinate Securities
Adjustable Rate	Principal	25,859	57,187	15,856	11,706	16,709	73,114	200,431	14,984
	Interest Rate	2.61%	2.53%	2.61%	3.24%	10.50%	4.65%		7.48%
Fixed Rate	Principal	5,000	4,402	198	—	—	11,500	21,100	4,142
	Interest Rate	3.13%	2.79%	2.91%	3.13%	3.31%	3.66%		19.63%
Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	329,994	321,923	339,330	285,775	251,311	1,426,731	2,955,064	2,289,919
	Interest Rate	1.04%	1.17%	1.54%	1.84%	2.24%	3.05%		77.49%
Fixed Rate	Principal	39,902	35,565	31,675	28,186	24,876	166,275	326,479	350,928
	Interest Rate	2.33%	2.33%	2.33%	2.33%	2.33%	2.31%		107.49%
Hybrid	Principal	53,867	47,409	42,073	37,627	33,226	202,149	416,351	393,983
	Interest Rate	3.99%	3.93%	3.88%	3.85%	4.06%	4.35%		94.63%
Redwood Entities
Adjustable Rate	Principal	49,568	45,129	40,132	37,889	32,808	14,025	219,551	219,551
	Interest Rate	2.52%	2.76%	3.05%	3.74%	4.41%	4.43%		100.00%
Acacia Entities
Adjustable Rate	Principal	433,141	559,329	240,726	342,391	291,426	1,006,445	2,873,458	206,470
	Interest Rate	3.33%	2.87%	2.69%	2.13%	0.21%	0.25%		7.19%
Fixed Rate	Principal	—	7,000	—	—	—	1,607	8,607	9
	Interest Rate	6.95%	20.85%	0.00%	0.00%	0.21%	0.00%		0.10%
Short-term Debt	Principal	428,056	—	—	—	—	—	428,056	428,056
	Interest Rate	1.92%	0.00%	0.00%	0.00%	0.00%	0.00%		100.00%
Long-term Debt	Principal	—	—	—	—	—	139,500	139,500	57,195
	Interest Rate	2.89%	3.05%	3.20%	3.72%	4.22%	5.26%		41.00%
Interest rate agreements
Interest Rate Caps
(Purchased/Sold)	Notional Amount	48,200	(5,800)	12,500	47,500	165,000	437,000	704,400	1,468
	Buy Strike Rate	8.58%	8.53%	8.51%	8.56%	8.74%	8.75%
Interest Rate Swaps
(Purchased)	Notional Amount	66,037	109,437	111,550	241,104	220,912	170,024	919,063	(121,460)
	Receive Strike Rate	0.73%	0.82%	1.17%	1.73%	2.19%	3.04%
	Pay Strike Rate	4.03%	3.87%	3.96%	3.83%	3.46%	4.49%

(1)	Percentage number under fair value in thousands of dollars represents fair value as a percentage of principal value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-64 of this Annual Report on Form 10-K and incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2011 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2011, was effective.

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

The company’s internal control over financial reporting as of December 31, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2011.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Certain Matters Relating to 2011 Executive Compensation

2011 Annual Bonuses.  In accordance with its previously disclosed policy and practice, in meetings during December 2011 and January 2012, the Compensation Committee of our Board of Directors made determinations regarding the 2011 annual bonuses of executive officers of Redwood. These determinations were subject to completion of the audit of Redwood’s 2011 Consolidated Financial Statements (which occurred on February 23, 2012). The 2011 annual bonuses of the following executive officers of Redwood are set forth in the table below:

Plan Category	Company Performance Component of 2011 Annual Bonus	Individual Performance Component of 2011 Annual Bonus	Total 2011 Annual Bonus
Martin S. Hughes, Chief Executive Officer	$—	$288,750	$288,750
Brett D. Nicholas, President	$—	$187,500	$187,500
Diane L. Merdian, Chief Financial Officer	$—	$100,000	$100,000
Fred Matera, Chief Investment Officer	$—	$100,000	$100,000
John Isbrandsten, Managing Director	$—	$100,000	$100,000

As required by SEC regulations, further disclosure regarding the determination of these 2011 annual bonuses will be included within Redwood’s 2012 Proxy Statement.

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.2	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

Exhibit Number	Exhibit
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)
4.6	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between Registrant and Wilmington Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
9.1	Waiver Agreement dated as of November 15, 2007 between Registrant and Davis Selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis selected Advisors, LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, amended through May 18, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2010)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan — Pre-December 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)
10.7*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan — Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)
10.8*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan — Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)

Exhibit Number	Exhibit
10.9*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2011)
10.10*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2011)
10.11*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)
10.12*	2002 Employee Stock Purchase Plan, as amended on May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2009)
10.13*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)
10.14	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on November 4, 2010)
10.15*	Summary of Redwood Trust, Inc. Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Proxy Statement filed on April 4, 2011)
10.16*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)
10.17	Office Building Lease, dated February, 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.18	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.19	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.20	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)
10.21*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 5, 2009)
10.22*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.23*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.24*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.25*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.26*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of March 17, 2010 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)

Exhibit Number	Exhibit
10.27*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of February 24, 2011 (incorporated by reference to Registrant’s Annual Report on Form 10-K, Exhibit 10.23, filed on February 24, 2011)
10.28*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of February 24, 2011 (incorporated by reference to Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)
10.29*	First Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of February 24, 2011 (incorporated by reference to Registrant’s Annual Report on Form 10-K, Exhibit 10.25, filed on February 24, 2011)
10.30*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
10.31*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, is furnished in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at December 31, 2011 and 2010;
Consolidated Statements of Income for the years ended December 31, 2011, 2010; and 2009
(ii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2011, 2010, and 2009;
(iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010, and 2009;
(iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009;
(v) Notes to Consolidated Financial Statements.

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST
Date: February 27, 2012	By: /s/ Martin S. Hughes Martin S. Hughes Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin S. Hughes Martin S. Hughes	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ Diane L. Merdian Diane L. Merdian	Chief Financial Officer (Principal Financial Officer)	February 27, 2012
/s/ Christopher J. Abate Christopher J. Abate	Managing Director and Controller (Principal Accounting Officer)	February 27, 2012
/s/ George E. Bull, III George E. Bull, III	Director, Chairman of the Board	February 27, 2012
/s/ Richard D. Baum Richard D. Baum	Director	February 27, 2012
/s/ Thomas C. Brown Thomas C. Brown	Director	February 27, 2012
/s/ Mariann Byerwalter Mariann Byerwalter	Director	February 27, 2012
/s/ Douglas B. Hansen Douglas B. Hansen	Director	February 27, 2012
/s/ Greg H. Kubicek Greg H. Kubicek	Director	February 27, 2012
/s/ Jeffrey T. Pero Jeffrey T. Pero	Director	February 27, 2012
/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 27, 2012
/s/ Charles J. Toeniskoetter Charles J. Toeniskoetter	Director	February 27, 2012

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited Redwood Trust, Inc.’s (a Maryland Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Redwood Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Redwood Trust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Redwood Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Redwood Trust, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, CA
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, CA
February 27, 2012

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2011	December 31, 2010
ASSETS
Residential loans, held-for-sale	$395,237	$1,855
Residential loans, held-for-investment	3,799,648	3,795,240
Commercial loans (includes $12,129 and $19,850 at fair value)	169,855	50,386
Real estate securities, at fair value	981,837	1,154,836
Cash and cash equivalents	267,176	46,937
Total earning assets	5,613,753	5,049,254
Restricted cash	14,987	24,524
Accrued interest receivable	15,840	13,782
Derivative assets	2,373	8,051
Deferred tax asset	—	3,487
Deferred securities issuance costs	8,083	5,928
Other assets	88,262	38,662
Total Assets(1)	$5,743,298	$5,143,688
LIABILITIES AND EQUITY
Liabilities
Short-term debt	$428,056	$44,137
Accrued interest payable	8,134	5,930
Derivative liabilities	127,564	83,115
Accrued expenses and other liabilities	8,105	14,305
Dividends payable	—	19,531
Asset-backed securities issued (includes $209,381 and $303,077 at fair value)	4,139,355	3,761,578
Long-term debt	139,500	139,500
Total liabilities(1)	4,850,714	4,068,096
Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 78,555,908 and 78,124,668 issued and outstanding	786	781
Additional paid-in capital	1,697,979	1,689,851
Accumulated other comprehensive (loss) income	(13,151)	112,339
Cumulative earnings	501,283	474,940
Cumulative distributions to stockholders	(1,294,313)	(1,213,158)
Total stockholders’ equity	892,584	1,064,753
Noncontrolling interest	—	10,839
Total equity	892,584	1,075,592
Total Liabilities and Equity	$5,743,298	$5,143,688

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At December 31, 2011 and 2010, assets of consolidated VIEs totaled $4,408,350 and $3,941,212, respectively, and liabilities of consolidated VIEs totaled $4,209,124 and $3,837,929, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Interest Income
Residential loans	$81,116	$65,405	$99,327
Commercial loans	8,835	1,864	1,292
Real estate securities	127,179	162,531	186,725
Other investments	—	15	167
Cash and cash equivalents	49	239	366
Total interest income	217,179	230,054	287,877
Interest Expense
Short-term debt	(1,031)	(81)	—
Asset-backed securities issued	(88,492)	(76,319)	(126,218)
Long-term debt	(9,514)	(8,264)	(5,785)
Total interest expense	(99,037)	(84,664)	(132,003)
Net Interest Income	118,142	145,390	155,874
Provision for loan losses	(16,151)	(24,135)	(49,573)
Market valuation adjustments	(30,545)	(9,667)	(13,870)
Other-than-temporary impairments(1)	(9,472)	(9,887)	(73,758)
Market valuation adjustments, net	(40,017)	(19,554)	(87,628)
Net Interest Income After Provision and Market Valuation Adjustments	61,974	101,701	18,673
Operating expenses	(47,682)	(53,715)	(46,995)
Realized gains on sales and calls, net	10,946	63,496	63,166
Net income before provision for income taxes	25,238	111,482	34,844
(Provision for) benefit from income taxes	(42)	(280)	4,268
Net income	25,196	111,202	39,112
Less: Net (loss) income attributable to noncontrolling interest	(1,147)	1,150	(83)
Net Income Attributable to Redwood Trust, Inc.	$26,343	$110,052	$39,195
Basic earnings per common share	$0.31	$1.37	$0.56
Diluted earnings per common share	$0.31	$1.36	$0.55
Regular dividends declared per common share	$1.00	$1.00	$1.00
Basic weighted average shares outstanding	78,299,510	77,841,634	68,458,009
Diluted weighted average shares outstanding	78,299,510	78,810,949	68,990,891

(1)	For the year ended December 31, 2011, other-than-temporary impairments were $15,106, of which $5,634 were recognized in Accumulated Other Comprehensive (Loss) Income. For the year ended December 31, 2010, other-than-temporary impairments were $18,216, of which $8,329 were recognized in Accumulated Other Comprehensive (Loss) Income. For the year ended December 31, 2009, other-than-temporary impairments were $97,165, of which $23,407 were recognized in Accumulated Other Comprehensive (Loss) Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Net Income	$26,343	$110,052	$39,195
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(88,502)	45,971	138,944
Reclassification of other-than-temporary impairments to net income	5,048	10,672	40,432
Net unrealized loss on interest rate agreements	(42,115)	(10,391)	—
Reclassification of unrealized loss on interest rate agreements to net income	4,243	3,678	4,458
Total other comprehensive (loss) income	(121,326)	49,930	183,834
Total comprehensive (loss) income	(94,983)	159,982	223,029
Less: Comprehensive loss attributable to noncontrolling interest	(4,164)	(2,451)	(2,475)
Comprehensive (Loss) Income Attributable to Redwood Trust, Inc.	$(99,147)	$157,531	$220,554

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2011

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	—	—	—	—	26,343	—	(1,147)	25,196
Other comprehensive (loss) income	—	—	—	(125,490)	—	—	4,164	(121,326)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	708,664	7	8,784	—	—	—	—	8,791
Employee stock purchase and incentive plans	374,662	4	(2,782)	—	—	—	—	(2,778)
Non-cash equity award compensation	—	—	9,108	—	—	—	—	9,108
Share repurchases	(652,086)	(6)	(6,982)	—	—	—	—	(6,988)
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(14,112)	(14,112)
Common dividends declared	—	—	—	—	—	(81,155)	—	(81,155)
Deconsolidation elimination	—	—	—	—	—	—	256	256
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$—	$892,584

For the Year Ended December 31, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	—	—	—	—	110,052	—	1,150	111,202
Other comprehensive income	—	—	—	47,479	—	—	2,451	49,930
Issuance of common stock:
Dividend reinvestment & stock purchase plans	267,313	3	4,031	—	—	—	—	4,034
Employee stock purchase and incentive plans	120,225	1	(69)	—	—	—	—	(68)
Non-cash equity award compensation	—	—	11,522	—	—	—	—	11,522
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(10,132)	(10,132)
Common dividends declared	—	—	—	—	—	(79,987)	—	(79,987)
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592

For the Year Ended December 31, 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
(In Thousands, Except Share Data)	Shares	Amount
December 31, 2008	33,470,557	$335	$1,149,393	$(56,865)	$266,059	$(1,057,070)	$22,611	$324,463
Cumulative adjustment – accounting change				(59,634)	59,634		—	—
Net income (loss)	—	—	—	—	39,195	—	(83)	39,112
Other comprehensive income	—	—	—	181,359	—	—	2,475	183,834
Issuance of common stock:
Secondary offerings	43,690,000	437	519,599	—	—	—	—	520,036
Dividend reinvestment & stock purchase plans	155,229	2	1,807	—	—	—	—	1,809
Employee stock purchase and incentive plans	421,617	2	(2,598)	—	—	—	—	(2,596)
Non-cash equity award compensation	—	—	6,171	—	—	—	—	6,171
Share repurchases	(273)	1	(5)	—	—	—	—	(4)
Distributions to noncontrolling interest, net	—	—	—	—	—	—	(7,633)	(7,633)
Common dividends declared	—	—	—	—	—	(76,101)	—	(76,101)
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$26,343	$110,052	$39,195
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(31,851)	(35,758)	(5,474)
Depreciation and amortization of non-financial assets	1,713	885	1,282
Provision for loan losses	16,151	24,135	49,573
Non-cash equity award compensation	9,108	11,522	6,171
Market valuation adjustments, net	40,017	19,554	87,628
Realized gains on sales and calls, net	(10,946)	(63,496)	(63,166)
Net change in:
Accrued interest receivable	(2,729)	3,687	14,326
Deferred tax asset	3,487	1,323	(1,202)
Other assets	(43,106)	3,936	40,623
Accrued interest payable	15,823	11,576	(10,585)
Accrued expenses and other liabilities	(6,200)	(57,523)	51,710
Net cash provided by operating activities	17,810	29,893	210,081
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(960,014)	(525,349)	—
Principal payments on loans held-for-investment	409,009	373,982	393,422
Proceeds from sales of loans held-for-sale	2,092	—	—
Purchases of available-for-sale securities	(128,566)	(261,657)	(743,030)
Proceeds from sales of available-for-sale securities	72,666	249,802	196,001
Principal payments on available-for-sale securities	112,144	145,054	138,016
Purchases of trading securities	—	(17,137)	(9,809)
Proceeds from sales of trading securities	13,588	7,855	4,256
Principal payments on trading securities	53,990	60,255	89,174
Principal payments on other investments	—	12,646	33,082
Net decrease in restricted cash	9,537	69,782	(40,698)
Net cash (used in) provided by investing activities	(415,554)	115,233	60,414
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	697,499	68,214	—
Repayments on short-term debt	(313,580)	(24,077)	—
Proceeds from issuance of asset-backed securities	887,974	211,178	—
Repurchase of asset-backed securities issued	—	(8,758)	—
Repayments on asset-backed securities issued	(492,561)	(455,345)	(520,755)
Deferred securities issuance costs	(4,503)	(1,563)	—
Repurchase of long-term debt	—	(270)	(3,455)
Net settlements of derivatives	(39,926)	(45,482)	(59,703)
Net proceeds from issuance of common stock	6,013	3,966	519,249
Net payments on repurchase of common stock	(6,988)	—	(4)
Dividends paid	(100,686)	(79,888)	(81,771)
Change in noncontrolling interests	(15,259)	(8,982)	(7,718)
Net cash provided by (used in) financing activities	617,983	(341,007)	(154,157)
Net increase (decrease) in cash and cash equivalents	220,239	(195,881)	116,338
Cash and cash equivalents at beginning of period	46,937	242,818	126,480
Cash and cash equivalents at end of period	$267,176	$46,937	$242,818
Supplemental Disclosures:
Cash paid for interest	$106,757	$69,787	$142,580
Cash paid for taxes	$51	$215	$122
Dividends declared but not paid at end of period	$—	$19,531	$19,434
Transfers from loans held-for-investment to loans held-for-sale	$393,304	$—	$—
Transfers from residential loans to real estate owned	$11,258	$20,437	$28,535

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (Redwood, we, or us), invests in, finances, and manages real estate assets. We invest in residential and commercial loans and in asset-backed securities backed by real estate loans. We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. For tax purposes, we are structured as a real estate investment trust (REIT).

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) — and using the Securities and Exchange Commission’s (SEC) instructions to Form 10-K.

Organization

Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. A number of Redwood’s consolidated subsidiaries are qualifying REIT subsidiaries and the remainder are taxable subsidiaries. References to the Redwood REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during the third quarter of 2011. Prior to the fourth quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (Fund) that we managed. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

For financial reporting purposes, the underlying loans and securities owned at the Sequoia, Acacia, and resecuritization entities are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (ABS) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned by consolidated Sequoia, Acacia, and resecuritization entities and interest expense on the ABS issued by these entities. The real estate securities owned at the Fund were shown on our consolidated balance sheets under real estate securities and the portion of the Fund owned by third parties was shown under noncontrolling interest. In our consolidated statements of income, we recorded interest income on the securities owned at the Fund.

See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
December 31, 2011

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

Real Estate Loans

Residential and Commercial Loans — Fair Value

Residential and commercial loans at fair value include loans where we have elected the fair value option. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in market valuation adjustments, net.

Residential and Commercial Loans — Held-for-Sale

Residential and commercial loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. These loans are carried at the lower of their cost or fair value, as measured on an individual basis or, in the case of the loans we intend to pool for securitization based upon similar underwriting characteristics, on an aggregate basis. If the fair value of a loan, or pool of loans, held-for-sale is lower than its amortized cost basis, this difference is reported as a negative market valuation adjustment through our consolidated statements of income. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Gains or losses on the sale of residential or commercial loans are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

Residential and Commercial Loans — Held-for-Investment

Loans held-for-investment include residential loans owned at Sequoia entities and residential and commercial loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or when a loan has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

accrual status. Loans that have been individually impaired are placed back on accrual status once the loan is considered reperforming. A loan is considered reperforming when the loan has been current for at least 12 months.

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

We reclassify loans held-for-investment as loans held-for-sale if we determine that these loans will be sold or transferred to third parties. This may occur, for example, if we exercise our right to call ABS issued by a Sequoia securitization trust and decide to subsequently sell the underlying loans to third parties.

See Note 6 for further discussion on residential loans. See Note 7 for further discussion on commercial loans.

Residential Loans — Allowance for Loan Losses

For residential loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan or pools of loans.

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

As part of the loss mitigation efforts undertaken by servicers of residential loans owned by Sequoia securitization entities, a growing number of loan modifications have been completed to help make mortgage

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

loans more affordable for certain borrowers. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings (TDRs) according to GAAP. If a loan is determined to be a TDR, it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the provision for loan losses in our consolidated statements of income.

When foreclosed property is received in full satisfaction for a defaulted loan, we estimate the fair value of the property, based on estimated net proceeds from the sale of the property (including accrued but unpaid interest and other costs). To the extent that the fair value of the property is below the recorded investment of the loan, we record a charge against the allowance for loan losses for the difference. Foreclosed property is subsequently recorded as real estate owned (REO), a component of other assets on our consolidated balance sheets. Actual losses incurred on loans liquidated through a short-sale are also charged against the allowance for loan losses.

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

See Note 6 for further discussion on the allowance for loan losses for residential loans.

Commercial Loans — Allowance for Loan Losses

For commercial loans classified as held-for-investment, we establish and maintain a general allowance for loan losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for loan losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan.

Our methodology for assessing the adequacy the allowance for loan losses begins with a formal review of each commercial loan in the portfolio and the assignment of an internal impairment status. Reviews are performed at least quarterly. We consider the following factors in evaluating each loan:

•	Loan to value ratios upon origination or acquisition of the loan;
•	Ongoing analysis of the most recent financial information for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors we consider relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

•	Ongoing analysis of economic trends, both macroeconomic as well as those directly affecting the properties associated with our loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and,
•	Ongoing evaluation of each commercial loan sponsor’s ability to ensure that properties associated with the loan are managed and operated sufficiently.

Loan reviews are completed by asset management and finance personnel and reviewed and approved by senior management.

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that have an established credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual loan is impaired, we record an allowance to reduce the carrying value of the loan to the updated present value of expected future cash flows discounted at the loan’s effective rate with a corresponding charge to our consolidated statement of income.

For all loans that are not individually impaired, we assess the portfolio in aggregate for loan losses based on our expectation of credit losses inherent in our portfolio at the reporting date. Our expectation of credit losses is informed by, among other things:

•	Historical loss rates and past performance of similar loans in our own portfolio, if any;
•	Publicly available third-party reference loss rates on similar loans; and,
•	Trends in delinquencies and charge-offs in our own portfolio and among industry participants.

See Note 7 for further discussion on the allowance for loan losses for commercial loans.

Real Estate Securities, at Fair Value

We classify our real estate securities as trading or available-for-sale securities. We use the “prime” or “non-prime” designation to categorize our residential securities based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower LTV ratios, and are made to borrowers with higher Fair Isaac Corporation (FICO) scores. Non-prime residential loans are generally characterized by higher LTV ratios and may have been made to borrowers with lower credit scores or impaired credit histories (while exhibiting the ability to repay their loans). Regardless of whether or not the loans backing a mortgage-backed security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

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
December 31, 2011

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

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income, a component of equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income. This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income. The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the fair value is deemed to be the “non-credit” component of the OTTI that is recorded to accumulated other comprehensive (loss) income. Future amortization and accretion for the security is computed based upon the new amortized cost basis.

See Note 8 for further discussion on real estate securities.

Other Investments

Other investments included a guaranteed investment contract (GIC) entered into by an Acacia securitization entity that we consolidate for financial reporting purposes. The GIC represented a deposit certificate issued by an investment bank and served as collateral to cover realized losses on credit default swaps (CDS) entered into by this same Acacia entity. As of December 31, 2010, the GIC had been drawn down completely to cover credit losses and principal reductions on the referenced securities. We accounted for this investment at its estimated fair value. Changes in fair value were reported through our consolidated statements of income through market valuation adjustments, net. Interest income was reported through our consolidated statements of income through interest income, other investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At December 31, 2011, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the resecuritization entity prior to the payments on or redemptions of outstanding ABS issued. At December 31, 2011, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

Derivative Financial Instruments

Derivative financial instruments we currently utilize include contractual interest rate agreements, financial futures contracts, and “To Be Announced” (TBA) contracts. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with a positive fair value to us are reported as an asset and derivatives with a negative fair value to us are reported as a liability. We classify each of our derivative financial instruments as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through market valuation adjustments, net. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive (loss) income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liability.

We will discontinue cash flow hedge accounting if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or, (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive (loss) income and is amortized using the straight-line method through interest expense over the remaining life of the hedged liability.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

Interest Rate Agreements

Interest rate agreement derivatives that we currently utilize include interest rate swaps and caps. Interest rate swaps are derivative contracts in which (i) one party exchanges a stream of fixed interest payments for another party’s stream of variable interest cash flows; or, (ii) each party exchanges variable interest cash flows that are referenced to different indices. Interest rate caps are derivative contracts in which the buyer receives payments at the end of each period in which the interest rate exceeds an agreed upon strike price. We enter into interest rate swaps and caps primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

Financial Futures and TBA Contracts

We currently utilize TBA contracts and financial futures contracts such as Eurodollar futures and Treasury futures. Eurodollar futures contracts, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required, resulting in a stated notional amount higher than would be needed with our other derivatives. TBA contracts are forward commitments to purchase U.S. government agency mortgage-backed securities to be issued in the future. Financial futures are futures contracts on short-term benchmark interest rates. We purchase or sell these hedging instruments to offset — to varying degrees —  changes in the values of mortgage products for which we have exposure. We account for these derivatives as trading instruments and record any changes in value (including any associated interest income or expense) in our consolidated statements of income through market valuation adjustments, net.

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

See Note 18 for further discussion on deferred tax assets.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Short-Term Debt

Short-term debt includes borrowings under master repurchase agreements, bank warehouse facilities, and other forms of borrowings that expire within one year with various counterparties. These facilities may be unsecured or collateralized by cash, loans, or securities.

See Note 11 for further discussion on short-term debt.

Accrued Interest Payable

Accrued interest payable includes interest that is due and payable to third parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

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

Equity

Accumulated Other Comprehensive (Loss) Income

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements previously designated as cash flow hedges are reported as components of accumulated other comprehensive (loss) income on our consolidated statements of changes in equity and our statements of consolidated comprehensive (loss) income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in the Fund held by third parties. In accordance with GAAP, the noncontrolling interest of the Fund is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third parties is shown as net (loss) income attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of changes in equity and our statements of consolidated comprehensive (loss) income. As we deconsolidated the Fund in the fourth quarter of 2011, there is no longer noncontrolling interest.

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
December 31, 2011

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

The cost of equity awards is determined in accordance with share-based payment accounting guidance and amortized over the vesting term using an accelerated method for equity awards granted prior to December 1, 2008. For equity awards granted after December 1, 2008, the cost of the awards is amortized over the vesting period on a straight-line basis. Timing differences between the accelerated and straight-line methods of amortization were determined to not be material to our consolidated financial statements.

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

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved our 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets and subject to the claims of our general creditors. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. For the years ended December 31, 2011, 2010, and 2009, 401(k) matching contributions made by the Company were $0.4 million, $0.3 million, and $0.3 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time, an employee becomes increasingly vested in both prior and new matching contributions.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Summary of Significant Accounting Policies  – (continued)

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

We adopted ASU 2011-02 in the second quarter of 2011. At December 31, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses and are now impaired under ASC 310-10-35 was $3 million. The allowance for loan losses associated with those receivables, on a basis of current evaluation of loss, was $0.2 million at December 31, 2011. For additional disclosures related to TDRs, see Note 6.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This ASU eliminates the option to present components of other comprehensive income in the statement of changes in equity and requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. We adopted ASU 2011-05 in the fourth quarter of 2011, and chose to present the components of comprehensive income as two separate but consecutive statements. The adoption of ASU 2011-05 did not have an effect on our financial results.

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

The tables below present our analysis of VIEs where we maintain an interest, as distinguished by those we have consolidated for financial reporting purposes and those we have not. The principles of consolidation we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Assets and Liabilities of Consolidated VIEs at December 31, 2011

December 31, 2011 (Dollars in thousands)	Sequoia Entities	Acacia Entities	Resecuritization	Total
Residential loans, held-for-investment	$3,799,648	$—	$—	$3,799,648
Commercial loans, at fair value	—	12,129	—	12,129
Real estate securities, at fair value	—	231,101	324,705	555,806
Restricted cash	287	14,600	—	14,887
Accrued interest receivable	7,786	2,065	961	10,812
Derivative assets	—	2,326	—	2,326
Deferred securities issuance costs	5,686	—	1,155	6,841
Other assets	5,775	126	—	5,901
Total Assets	$3,819,182	$262,347	$326,821	$4,408,350
Accrued interest payable	$3,978	$2,894	$42	$6,914
Derivative liabilities	—	62,695	—	62,695
Accrued expenses and other liabilities	—	160	—	160
Asset-backed securities issued	3,710,423	209,381	219,551	4,139,355
Total Liabilities	$3,714,401	$275,130	$219,593	$4,209,124
Noncontrolling interest	$—	$—	$—	$—
Number of VIEs	39	10	1	50

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 4. Principles of Consolidation  – (continued)

Assets and Liabilities of Consolidated VIEs at December 31, 2010

December 31, 2010 (Dollars in thousands)	Sequoia Entities	Acacia Entities	The Fund	Total
Residential loans held-for-investment	$3,542,158	$—	$—	$3,542,158
Commercial loans, at fair value	—	19,850	—	19,850
Real estate securities, at fair value	—	308,363	23,256	331,619
Restricted cash	331	21,790	2,403	24,524
Accrued interest receivable	6,264	2,735	84	9,083
Derivative assets	—	6,825	—	6,825
Deferred securities issuance costs	4,639	—	—	4,639
Other assets	14,241	538	—	14,779
Total Assets	$3,567,633	$360,101	$25,743	$3,953,477
Accrued interest payable	$2,357	$2,911	$—	$5,268
Derivative liabilities	—	69,372	—	69,372
Accrued expenses and other liabilities	105	372	1,234	1,711
Asset-backed securities issued	3,458,501	303,077	—	3,761,578
Total Liabilities	$3,460,963	$375,732	$1,234	$3,837,929
Noncontrolling interest	$—	$—	$10,839	$10,839
Number of VIEs	37	10	1	48

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. During and since 2010, we have sponsored three residential jumbo mortgage securitizations through our Sequoia program totaling $908 million. We recorded the assets and liabilities of these entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Additionally, we determined that we are the primary beneficiary of these VIEs as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of these entities and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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

We consolidate the assets and liabilities of the entity formed in connection with the resecuritization transaction we engaged in during the third quarter of 2011, as we did not meet the sale criteria at the time the financial assets were transferred to this entity and we are the primary beneficiary. We transferred an aggregate of $365 million ($437 million principal value) of residential senior securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold them to CSMC 2011-9R, a resecuritization entity. In connection with this transaction, senior securities of $245 million were issued by CSMC 2011-9R and sold to third-party investors, and we acquired $192 million of subordinate securities issued by CSMC 2011-9R. We also received $243 million in cash and acquired $245 million notional amount of variable rate, interest-only senior certificates.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 4. Principles of Consolidation  – (continued)

We engaged in this resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed securities through the first loss position in the structure.

Prior to the third quarter of 2011, we consolidated the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we were the primary beneficiary of this VIE. Our ongoing asset management responsibilities provided us with the power to direct the activities that most significantly impacted the Fund’s economic performance, and our general and limited partnership interests provided us with the obligation to absorb losses or the right to receive benefits that were significant. In the second quarter of 2011, the Fund sold all of its remaining investments. As all partners received final cash asset distributions in the fourth quarter of 2011 and there were no remaining assets or liabilities in the Fund, we deconsolidated the Fund and recognized a loss on deconsolidation of less than $1 million in our consolidated statements of income through realized gains on sales and calls, net.

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interest in third-party VIEs at December 31, 2011 and 2010, grouped by collateral type and ownership interest.

Third-Party VIE Summary

	December 31, 2011		December 31, 2010
(Dollars in Thousands)	Fair Value	Number of VIEs	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$229,867	64	$664,444	99
Re-REMIC	119,366	16	85,076	9
Subordinate	70,345	165	65,162	182
Commercial	5,445	8	7,496	14
CDO	1,010	8	1,038	10
Total Third-Party Real Estate Securities	$426,033	261	$823,216	314

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
December 31, 2011

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to measure the fair value of the assets and liabilities. This hierarchy prioritizes relevant market inputs in order to determine an “exit price,” or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability being measured at fair value.

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale	$395,237	$401,909	$1,855	$1,855
Residential loans, held-for-investment	3,799,648	3,306,441	3,795,240	3,367,340
Commercial loans, at fair value	12,129	12,129	19,850	19,850
Commercial loans, held-for-investment	157,726	158,780	30,536	30,887
Trading securities	253,142	253,142	329,717	329,717
Available-for-sale securities	728,695	728,695	825,119	825,119
Cash and cash equivalents	267,176	267,176	46,937	46,937
Restricted cash	14,987	14,987	24,524	24,524
Accrued interest receivable	15,840	15,840	13,782	13,782
Derivative assets	2,373	2,373	8,051	8,051
REO (included in other assets)	5,669	5,669	14,481	14,481
Margin receivable (included in other assets)	71,976	71,976	16,233	16,233
Liabilities
Short-term debt	428,056	428,056	44,137	44,137
Accrued interest payable	8,134	8,134	5,930	5,930
Derivative liabilities	127,564	127,564	83,115	83,115
ABS issued	4,139,355	3,467,054	3,761,578	3,263,074
Long-term debt	139,500	57,195	139,500	75,330

We did not elect the fair value option for any financial instruments that we acquired in 2011. We have elected the fair value option for all of the financial instruments at Acacia, including commercial loans, trading securities, and ABS issued, as well as certain residential securities and CDOs at Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Fair Value of Financial Instruments  – (continued)

The following table presents assets and liabilities recorded at fair value on our consolidated balance sheets on a recurring basis and indicates the fair value hierarchy of the valuation techniques used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2011 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Commercial loans, at fair value	$12,129	$—	$—	$12,129
Trading securities	253,142	—	—	253,142
Available-for-sale securities	728,695	—	—	728,695
Derivative assets	2,373	47	2,326	—
Liabilities
Derivative liabilities	127,564	5,246	102,818	19,500
ABS issued – Acacia	209,381	—	—	209,381

December 31, 2010 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Commercial loans, at fair value	$19,850	$—	$—	$19,850
Trading securities	329,717	—	—	329,717
Available-for-sale securities	825,119	—	—	825,119
Derivative assets	8,051	1,051	6,999	1
Liabilities
Derivative liabilities	83,115	1,010	82,105	—
ABS issued – Acacia	303,077	—	—	303,077

The following table presents additional information about Level 3 assets and liabilities for the years ended December 31, 2011 and 2010. During the third quarter of 2011, we transferred $20 million of derivative liabilities from Level 2 to Level 3 classification. The entire amount relates to an interest rate swap held at one Acacia securitization entity that required an adjustment to its fair value due to valuation inputs pertaining to counterparty exposure.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Commercial Loans	Trading Securities	AFS Securities	Derivative Assets	Derivative Liabilities	ABS Issued - Acacia
Beginning balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$—	$303,077
Transfer to Level 3	—	—	—	—	20,052	—
Principal paydowns	(8,768)	(53,990)	(112,145)	—	—	(80,006)
Gains (losses) in net income, net	1,047	(9,556)	34,028	—	2,499	(27,314)
Unrealized losses in OCI, net	—	—	(83,456)	—	—	—
Acquisitions	—	—	128,566	—	—	—
Sales	—	(13,588)	(63,525)	—	—	—
Other settlements, net	—	559	108	(1)	(3,051)	13,624
Ending Balance – December 31, 2011	$12,129	$253,142	$728,695	$—	$19,500	$209,381

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Fair Value of Financial Instruments  – (continued)

	Assets				Liabilities
(In Thousands)	Commercial Loans	Trading Securities	AFS Securities	Derivative Assets	Derivative Liabilities	ABS Issued - Acacia
Beginning balance – December 31, 2009	$12,089	$277,274	$810,471	$46	20,301	$297,596
Principal paydowns	(218)	(60,254)	(145,053)	—	—	(77,828)
Gains (losses) in net income, net	7,979	102,797	37,448	(20)	(283)	71,695
Unrealized gains in OCI, net	—	—	56,644	—	—	—
Acquisitions	—	17,137	261,657	—	—	—
Sales	—	(7,855)	(196,153)	—	—	—
Other settlements, net	—	618	105	(25)	(20,018)	11,614
Ending Balance – December 31, 2010	$19,850	$329,717	$825,119	$1	$—	$303,077

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and still held at December 31, 2011 and 2010. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2011 and 2010 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2011 and 2010 Included in Net Income

	Included in Net Income Years Ended December 31,
(In Thousands)	2011	2010
Assets
Commercial loans, at fair value	$(68)	$7,979
Trading securities	(18,128)	99,879
Available-for-sale securities	(7,852)	(4,325)
Derivative assets	—	14
Liabilities
Derivative liabilities	2,499	—
ABS issued – Acacia	27,313	(71,695)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at December 31, 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at December 31, 2011

		Fair Value Measurements Using			Gain (Loss)
December 31, 2011 (In Thousands)	Carrying Value	Level 1	Level 2	Level 3	Year Ended December 31, 2011
Assets
Residential loans, held-for-sale	$2,169	$—	$—	$2,169	$380
REO	5,669	—	—	5,669	(1,624)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Fair Value of Financial Instruments  – (continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at December 31, 2010

		Fair Value Measurements Using			Gain (Loss)
December 31, 2010 (In Thousands)	Carrying Value	Level 1	Level 2	Level 3	Year Ended December 31, 2010
Assets
Residential loans, held-for-sale	$1,855	$—	$—	$1,855	$462
REO	14,481	—	—	14,481	(2,617)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the years ended December 31, 2011, 2010, and 2009.

Market Valuation Adjustments, Net

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Assets
Commercial loans, at fair value	$616	$7,979	$3,611
Residential loans, held-for-sale	380	462	19
Trading securities	(9,293)	102,612	22,176
REO	(1,624)	(2,617)	(2,036)
Impairments on AFS securities	(9,472)	(9,887)	(73,758)
Liabilities
Derivative instruments, net	(47,937)	(46,408)	18,598
ABS issued – Acacia	27,313	(71,695)	(56,238)
Market Valuation Adjustments, Net	$(40,017)	$(19,554)	$(87,628)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below.

•	Residential loans
•	Residential loan fair values are determined based on an exit price to securitization, as that is the principal market where we transact. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on new issuance residential mortgage-backed securities (RMBS) and related inputs. Relevant market indicators that are factored in the analyses include third-party RMBS sales, pricing points for secondary sales of our past issued RMBS, Agency issued RMBS yields, Rating Agency guidance on expected credit enhancement levels for new issue RMBS transactions, interest rates, and prepayment speeds (Level 3).
•	Commercial loans
•	Commercial loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3). The availability of market quotes for all of our commercial loans is limited. Any changes in fair value are primarily a result of instrument specific credit risk.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Fair Value of Financial Instruments  – (continued)

•	Real estate securities
•	Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored in the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For December 31, 2011, we received dealer marks on 78% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 6% lower (i.e., more conservative) than the aggregate dealer marks.
•	Derivative assets and liabilities
•	Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets when available or valuation models and are verified by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2). For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market evidence. In the absence of such evidence, management’s best estimate is used (Level 3).
•	Cash and cash equivalents
•	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.
•	Restricted cash
•	Restricted cash primarily includes interest-earning cash balances in ABS entities and the Fund for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.
•	Accrued interest receivable and payable
•	Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.
•	Short-term debt
•	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Fair Value of Financial Instruments  – (continued)

•	ABS issued
•	ABS issued includes asset-backed securities issued through our Sequoia, Acacia, and resecuritization programs. These instruments are illiquid in nature and trade infrequently, if at all. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For December 31, 2011, we received dealer marks on 93% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 1% higher (i.e., more conservative) than the aggregate dealer marks.
•	Long-term debt
•	Long-term debt includes our subordinated notes and trust preferred securities. Fair values are determined using comparable market indicators of current pricing. Significant inputs in the valuation analysis are predominantly Level 3 due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).
•	REO
•	REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).
•	Margin receivable
•	Margin receivable reflects cash collateral Redwood has posted with our various derivative and lending counterparties as required to satisfy the minimum margin requirements. Fair values approximate carrying values.

Note 6. Residential Loans

We invest in residential real estate loans that we acquire from third-party originators. During the year ended December 31, 2011, we purchased $830 million (principal value) of residential loans in connection with our Sequoia securitization program. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2011 and 2010.

December 31, 2011 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$395,237	$—	$395,237
Held-for-investment	—	3,799,648	3,799,648
Total Residential Loans	$395,237	$3,799,648	$4,194,885

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

December 31, 2010 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$1,855	$—	$1,855
Held-for-investment	253,081	3,542,159	3,795,240
Total Residential Loans	$254,936	$3,542,159	$3,797,095

We do not currently service any residential loans, although we did acquire the rights to service $137 million (principal value) of loans purchased from third-party originators in 2011.

Residential Loan Characteristics

The following table displays the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2011 and 2010.

	December 31,
Geographic Concentration (by Principal)	2011	2010
California	26%	22%
Florida	11%	13%
New York	7%	7%
Texas	6%	5%
Georgia	4%	5%
New Jersey	4%	4%
Other states (none greater than 4%)	42%	44%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2011 and 2010.

December 31, 2011 (In Thousands)	Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	30 – 89 Days DQ	90+ Days DQ
ARM loans:	$0 to $250	7,075	0.13% to 6.25%	11/2012 – 11/2035	$838,753	$22,997	$24,926
	$251 to $500	2,483	0.00% to 4.13%	02/2013 – 05/2036	876,388	24,042	38,490
	$501 to $750	771	0.00% to 4.38%	08/2013 – 12/2035	468,735	16,428	22,510
	$751 to $1,000	394	0.38% to 3.25%	12/2013 – 07/2035	351,340	5,529	14,164
	over $1,000	314	0.00% to 3.00%	09/2013 – 05/2036	500,332	8,879	25,104
		11,037			3,035,548	77,875	125,194
Hybrid ARM loans:	$0 to $250	14	2.63% to 6.50%	08/2033 – 08/2037	2,397	—	—
	$251 to $500	92	1.63% to 6.88%	07/2033 – 07/2047	37,969	—	4,162
	$501 to $750	154	1.63% to 6.75%	07/2033 – 07/2047	96,321	2,013	4,402
	$751 to $1,000	128	1.63% to 6.38%	07/2033 – 06/2047	114,851	870	2,422
	over $1,000	97	1.63% to 6.00%	08/2033 – 01/2042	138,779	1,090	1,274
		485			390,317	3,973	12,260
Fixed loans:	$0 – $250	14	3.70% to 5.50%	02/2039 – 09/2041	2,400	—	—
	$251 – $500	106	3.00% to 5.63%	01/2026 – 12/2041	45,324	—	—
	$501 – $750	338	3.10% to 5.50%	01/2026 – 01/2042	210,552	1,194	—
	$751 – $1000	305	3.13% to 5.50%	01/2026 – 01/2042	269,679	1,992	—
	over $1000	205	3.50% to 5.38%	12/2025 – 12/2041	270,925	—	—
		968			798,880	3,186	—
Total		12,490			$4,224,745	$85,034	$137,454

December 31, 2010 (In Thousands)	Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	30 – 89 Days DQ	90+ Days DQ
ARM loans:	$0 to $250	7,492	0.38% to 5.88%	11/2012 – 11/2035	$893,422	$24,731	$24,630
	$251 to $500	2,668	0.00% to 5.58%	02/2013 – 05/2036	944,140	23,269	38,694
	$501 to $750	838	0.00% to 4.66%	08/2013 – 12/2035	510,394	17,654	21,780
	$751 to $1,000	434	0.00% to 2.75%	12/2013 – 12/2035	387,478	6,574	14,053
	over $1,000	339	0.00% to 3.00%	09/2013 – 05/2036	541,368	8,914	19,172
		11,771			3,276,802	81,142	118,329
Hybrid ARM loans:	$0 to $250	14	2.88% to 6.50%	08/2033 – 08/2037	2,468	236	—
	$251 to $500	92	1.63% to 6.88%	07/2033 – 07/2047	38,019	1,315	4,236
	$501 to $750	147	1.63% to 6.75%	07/2033 – 07/2047	91,608	2,394	5,475
	$751 to $1,000	135	1.63% to 6.50%	07/2033 – 06/2047	122,552	3,432	2,756
	over $1,000	105	1.63% to 6.00%	08/2033 – 12/2040	145,184	1,035	2,413
		493			399,831	8,412	14,880
Fixed loans:	$0 – $250	—	N/A	N/A	—	—	—
	$251 – $500	4	5.00% to 5.25%	08/2040 – 11/2040	1,939	—	—
	$501 – $750	41	4.50% to 5.50%	07/2040 – 12/2040	26,277	—	—
	$751 – $1000	53	4.50% to 5.50%	07/2040 – 12/2040	47,392	—	—
	over $1000	51	4.45% to 5.40%	07/2040 – 12/2040	66,419	—	—
		149			142,027	—	—
Total		12,413			$3,818,660	$89,554	$133,209

(1)	Rate is net of servicing fee.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

Residential Loans Held-for-Sale

On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intend to transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. We did not record a valuation adjustment related to this reclassification. At December 31, 2010, there were eleven residential loans held-for-sale with $3 million in outstanding principal value and a lower of cost or fair value of $2 million.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at December 31, 2011 and 2010. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

	December 31,
(In Thousands)	2011	2010
Principal balance	$3,829,847	$3,815,273
Unamortized premium, net	36,682	42,399
Recorded investment	3,866,529	3,857,672
Allowance for loan losses	(66,881)	(62,432)
Carrying Value	$3,799,648	$3,795,240

Of the $3.8 billion of principal value and $37 million of unamortized premium on loans held-for-investment at December 31, 2011, $1.5 billion of principal value and $23 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During 2011, 8% of these residential loans prepaid and we amortized 17% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.3 billion and the unamortized premium was $14 million. During 2011, 10% of these loans prepaid and we amortized 14% of the premium.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of total recorded investment, 99% of residential loans held-for-investment at December 31, 2011, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original loan-to-value (LTV) ratio for our residential loans held-for-investment outstanding at December 31, 2011 was 66%. The weighted average FICO score for the borrowers of these loans (at origination) was 737.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years often had similar product and credit characteristics. The following table displays the recorded investment and year of origination for residential loans held-for-investment at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
2003 & Earlier	$1,771,111	$1,939,618
2004	1,045,815	1,116,358
2005	129,163	136,481
2006	181,017	191,945
2007	63,301	75,136
2008	—	—
2009	144,116	189,355
2010	343,278	208,779
2011	188,728	—
Total Recorded Investment	$3,866,529	$3,857,672

Allowance for Loan Losses on Residential Loans

For residential loans held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment that includes pools of residential loans owned at Sequoia securitization entities, and a component for loans individually evaluated for impairment that includes modified residential loans at Sequoia entities that have been determined to be troubled debt restructurings.

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Balance at beginning of period	$62,432	$54,220	$35,713
Charge-offs, net	(11,095)	(15,923)	(16,271)
Provision for loan losses	15,544	24,135	49,573
Deconsolidation adjustment	—	—	(14,795)
Balance at End of Period	$66,881	$62,432	$54,220

During the year ended December 31, 2011, there were $11 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $34 million of defaulted loan principal. During both years ended December 31, 2010 and 2009, there were $16 million of charge-offs of residential loans. These charge-offs arose from $50 million and $58 million of defaulted loan principal, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

Residential Loans Collectively Evaluated for Impairment

We collectively evaluate most of our residential loans for impairment. The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Principal balance	$3,815,010	$3,801,921
Recorded investment	3,852,455	3,844,372
Related allowance	64,069	57,804

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at December 31, 2011 and 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2011	$58,954	$20,938	$135,671	$3,636,892	$3,852,455
December 31, 2010	65,708	21,674	133,695	3,623,295	3,844,372

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

Residential Loans Individually Evaluated for Impairment

If we determine that a loan meets the criteria of a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the years ended December 31, 2011, 2010, and 2009, was $12 million, $11 million, and $2 million, respectively. For the year ended December 31, 2011, we recorded $30 thousand interest income on individually impaired loans. For the years ended December 31, 2010 and 2009, we did not record any interest income on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Principal balance	$14,837	$13,352
Recorded investment	14,074	13,300
Related allowance	2,812	4,628

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6. Residential Loans  – (continued)

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at December 31, 2011 and 2010.

(In Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2011	$768	$2,222	$2,026	$9,058	$14,074
December 31, 2010	2,604	—	1,046	9,650	13,300

Troubled Debt Restructurings

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, an increasing number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers. For the years ended December 31, 2011 and 2010, all of the loan modifications determined to be troubled debt restructurings were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; or, (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest.

The following table presents the details of the loan modifications determined to be troubled debt restructurings for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Troubled Debt Restructurings
Number of modifications	18	15	12
Pre-modification outstanding recorded investment	$7,932	$8,629	$6,462
Post-modification outstanding recorded investment	8,449	8,872	6,742
Loan modification effect on Net Interest Income	(1,648)	(2,648)	(1,784)
Troubled Debt Restructurings that Subsequently Defaulted
Number of modifications	3	2	5
Recorded investment	$1,436	$1,065	$2,874

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. Some of these loans are financed through the Acacia entities that we sponsor. The following table summarizes the classifications and carrying value of the commercial loans at December 31, 2011 and 2010.

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$—	$12,129	$12,129
Held-for-investment	157,726	—	157,726
Total Commercial Loans	$157,726	$12,129	$169,855

December 31, 2010 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$—	$19,850	$19,850
Held-for-investment	30,536	—	30,536
Total Commercial Loans	$30,536	$19,850	$50,386

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Commercial Loans  – (continued)

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. At December 31, 2011, there were three commercial loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $12 million. At December 31, 2010, there were four commercial loans at fair value with an aggregate outstanding principal value of $23 million and an aggregate fair value of $20 million.

Commercial Loans Held-for-Investment

The following table provides additional information for our commercial loans held-for-investment at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Principal balance	$158,847	$30,955
Unamortized discount, net	(513)	(419)
Recorded investment	158,334	30,536
Allowance for loan losses	(608)	—
Carrying Value	$157,726	$30,536

Commercial loans held-for-investment are loans we originate or acquire from third-party originators. These loans are characterized as mezzanine loans that are secured by a borrower’s ownership percentage in a single purpose entity that owns commercial property, rather than a lien on the commercial property. At December 31, 2011, there were 15 commercial loans held-for-investment with an outstanding principal value of $159 million and a carrying value of $158 million. Of the $158 million of recorded investment in commercial loans held-for-investment at December 31, 2011, 81% was originated in 2011, 19% was originated in 2010, and less than 1% was acquired in 2004. At December 31, 2010, there were four commercial loans held-for-investment with an outstanding principal value and carrying value of $31 million. Of the $31 million of recorded investment in commercial loans held-for-investment at December 31, 2010, 99% was originated in the fourth quarter of 2010 and 1% was originated in 2004.

Commercial Loan Characteristics

The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheets at December 31, 2011 and 2010.

	December 31,
Geographic Concentration (by Principal):	2011	2010
Illinois	25%	41%
California	20%	1%
New York	15%	34%
Michigan	7%	—
Connecticut	2%	8%
Arizona	—	16%
Other states (none greater than 4%)	31%	—
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Commercial Loans  – (continued)

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheets at December 31, 2011 and 2010.

(In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30 – 89 Days DQ	Seriously Delinquent
Fixed-rate loans:	$0 to $5,000	5	4.55% to 10.00%	9/2014 – 6/2021	$16,488	$—	$—
	$5,001 to $10,000	6	5.86% to 11.00%	9/2014 – 4/2018	38,570	—	—
	$10,001 to $15,000	3	9.50% to 11.00%	11/2013 – 6/2021	37,410	—	—
	$15,001 to $20,000	1	11.00%	6/2016	17,700	—	—
	$20,001 to $25,000	1	9.50%	12/2014	21,500	—	—
	$25,001 to $30,000	1	10.00%	10/2016	26,220	—	—
		17			157,888	—	—
ARM loans:	$10,001 to $15,000	1	11.20%	11/2013	15,000	—	—
Total		18			$172,888	$—	$—

December 31, 2010 (In Thousands)	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30 – 89 Days DQ	Seriously Delinquent
Fixed-rate loans:	$0 to $5,000	3	4.55% to 5.86%	9/2014 – 4/2016	$8,677	$—	$—
	$5,001 to $10,000	3	5.15% to 10.75%	9/2014 – 1/2016	20,589	—	—
	$10,000 to $15,000	2	9.50% to 11.00%	11/2013 – 1/2018	24,500	—	—
Total		8			$53,766	$—	$—

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Balance at beginning of period	$—	$2,348	$2,348
Charge-offs, net	—	(2,348)	—
Provision for loan losses	608	—	—
Balance at End of Period	$608	$—	$2,348

During 2010, we charged off an $11 million commercial mezzanine loan with no impact to our consolidated statements of income, as we had fully reserved for this loan in 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Commercial Loans  – (continued)

Commercial Loans Collectively Evaluated for Impairment

We recorded an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At December 31, 2011 and 2010, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Principal balance	$158,847	$30,955
Recorded investment	158,334	30,536
Related allowance	608	—

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2011 or 2010.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at December 31, 2011 and 2010.

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Securities
Residential	$744,281	$175,062	$919,343
Commercial	5,445	37,923	43,368
CDO	1,010	18,116	19,126
Total Real Estate Securities	$750,736	$231,101	$981,837

December 31, 2010 (In Thousands)	Redwood(1)	Acacia	Total Securities
Residential	$833,694	$248,494	$1,082,188
Commercial	7,496	43,828	51,324
CDO	5,283	16,041	21,324
Total Real Estate Securities	$846,473	$308,363	$1,154,836

(1)	Includes $19 million of residential securities and $4 million of CDO securities held at the Fund at December 31, 2010.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Real Estate Securities  – (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and the Acacia entities, and classify them as trading securities. The unpaid principal balance of these trading securities was $1.11 billion and $1.58 billion at December 31, 2011 and 2010, respectively. The following table presents trading securities by collateral type and ownership entity at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
(In Thousands)	Redwood	Acacia	Total	Redwood	Acacia	Total
Senior Securities
Residential prime	$—	$3,019	$3,019	$—	$4,412	$4,412
Residential non-prime	20,608	88,280	108,888	19,742	117,623	137,365
Commercial	—	11,216	11,216	—	11,000	11,000
Total Senior Securities	20,608	102,515	123,123	19,742	133,035	152,777
Subordinate Securities
Residential prime	343	31,718	32,061	386	49,620	50,006
Residential non-prime	130	52,045	52,175	188	76,839	77,027
Commercial	—	26,707	26,707	—	32,828	32,828
CDO	960	18,116	19,076	1,038	16,041	17,079
Total Subordinate Securities	1,433	128,586	130,019	1,612	175,328	176,940
Total Trading Securities	$22,041	$231,101	$253,142	$21,354	$308,363	$329,717

AFS Securities

The following table presents our available-for-sale securities by collateral type at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Senior Securities
Residential prime	$278,240	$315,891
Residential non-prime	255,724	339,280
Commercial	—	—
Total Senior Securities	533,964	655,171
Re-REMIC Securities	119,366	85,077
Subordinate Securities
Residential prime	58,717	53,846
Residential non-prime	11,153	19,284
Commercial	5,445	7,496
CDO	50	4,245
Total Subordinate Securities	75,365	84,871
Total AFS Securities	$728,695	$825,119

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Real Estate Securities  – (continued)

Of the senior securities shown above at December 31, 2011, $175 million of prime securities and $150 million of non-prime securities were financed through a non-recourse resecuritization entity, as discussed in Note 4. Of the securities shown above, $13 million of residential senior non-prime securities, $6 million of subordinate non-prime securities, and $4 million of CDO securities were assets of the Fund at December 31, 2010.

We often purchase AFS securities at a discount to their outstanding principal values. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we generally do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the interest method.

At December 31, 2011, there were $4 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2011 and 2010.

December 31, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,148,952	$50,499	$10,717	$1,210,168
Credit reserve	(242,261)	(43,012)	(10,717)	(295,990)
Net unamortized discount	(235,833)	(3,554)	—	(239,387)
Amortized cost	670,858	3,933	—	674,791
Gross unrealized gains	85,360	1,702	50	87,112
Gross unrealized losses	(33,018)	(190)	—	(33,208)
Carrying Value	$723,200	$5,445	$50	$728,695

December 31, 2010 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,257,601	$89,103	$89,476	$1,436,180
Credit reserve	(297,849)	(76,979)	(88,394)	(463,222)
Net unamortized (discount) premium	(291,093)	(5,591)	11,485	(285,199)
Amortized cost	668,659	6,533	12,567	687,759
Gross unrealized gains	153,125	1,604	—	154,729
Gross unrealized losses	(8,406)	(641)	(8,322)	(17,369)
Carrying Value	$813,378	$7,496	$4,245	$825,119

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Real Estate Securities  – (continued)

The following table presents the changes for years ended December 31, 2011 and 2010, of the unamortized discount and designated credit reserves on AFS securities.

Year Ended December 31, 2011 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)
Amortization of net discount	—	(41,927)	—	(181)	—	(31)
Realized credit losses	(92,022)	—	(33,579)	—	(4,205)	—
Acquisitions	18,280	39,653	—	—	—	—
Sales, calls, other	(20,517)	(21,379)	(2,653)	(1,439)	(74,662)	12,146
Impairments	7,064	—	1,848	—	560	—
Transfers to (release of) credit reserves	31,607	(31,607)	417	(417)	630	(630)
Ending Balance – December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$—

Year Ended December 31, 2010 (In Thousands)	Residential		Commercial		CDO
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance – December 31, 2009	$469,273	$401,808	$146,018	$5,130	$87,017	$(8,941)
Amortization of net (discount) premium	—	(44,187)	—	241	—	(1,167)
Realized credit losses	(150,791)	—	(69,894)	—	—	—
Acquisitions	14,501	74,652	—	—	—	—
Sales, calls, other	(65,619)	(119,507)	—	—	—	—
Impairments	8,812	—	1,075	—	—	—
Transfers to (release of) credit reserves	21,673	(21,673)	(220)	220	1,377	(1,377)
Ending Balance – December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)

Credit Characteristics of AFS Securities

Of the $242 million of credit reserve on our residential securities at December 31, 2011, $44 million was related to residential senior securities, $61 million was related to residential re-REMIC securities, and $137 million was related to residential subordinate securities. The loans underlying our residential senior securities totaled $18 billion at December 31, 2011, and consisted of $10 billion prime and $8 billion non-prime credit quality at time of origination. Serious delinquencies at December 31, 2011, were 12.38% of outstanding principal balances. The loans underlying all of our residential re-REMIC securities totaled $8 billion at December 31, 2011, and were all prime credit quality at time of origination. Serious delinquencies at December 31, 2011 were 9.67% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $23 billion at December 31, 2011, and consisted of $21 billion prime and $2 billion non-prime. Serious delinquencies at December 31, 2011, were 5.81% of outstanding principal balances.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Real Estate Securities  – (continued)

The loans underlying our commercial subordinate securities totaled $18 billion at December 31, 2011, and consist primarily of office (29%), retail (36%), and multifamily (11%) loans. Serious delinquencies (60+ days, in foreclosure or REO) at December 31, 2011 were 5.9% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at December 31, 2011 and 2010.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2011 (In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$242,595	$(21,976)	$220,619	$75,245	$(11,042)	$64,203
Commercial	151	(38)	113	1,090	(152)	938
CDO	—	—	—	—	—	—
Total Securities	$242,746	$(22,014)	$220,732	$76,335	$(11,194)	$65,141

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
December 31, 2010 (In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$104,154	$(1,628)	$102,526	$26,374	$(6,778)	$19,596
Commercial	2,134	(257)	1,877	1,728	(384)	1,344
CDO	—	—	—	12,567	(8,322)	4,245
Total Securities	$106,288	$(1,885)	$104,403	$40,669	$(15,484)	$25,185

At December 31, 2011, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 425 AFS securities, of which 139 were in an unrealized loss position and 26 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2010, our consolidated balance sheet included 509 AFS securities, of which 80 were in a continuous unrealized loss position, of which 46 were in a continuous unrealized loss position for twelve consecutive months or longer.

At December 31, 2010, $10 million of unrealized losses related to securities owned at the Fund and the remaining unrealized losses related to securities owned at Redwood.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at December 31, 2011.

Significant Valuation Assumptions

Range for Securities
December 31, 2011	Prime	Non-prime	Commercial
Prepayment rates	2 – 15%	2 – 10%	N/A
Loss severity	23 – 57%	29 – 73%	33 – 50%
Projected losses	0 – 35%	5 – 41%	2 – 8%

The credit component of OTTI is recognized through our consolidated statements of income as a component of market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive (loss) income, a component of equity. Total credit OTTI for the years ended December 31, 2011 and 2010 was $9 million and $10 million, respectively. Total non-credit OTTI

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Real Estate Securities  – (continued)

for years ended December 31, 2011 and 2010, was $6 million and $8 million, respectively. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at December 31, 2011 and 2010.

Activity of Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2011	2010
Balance at beginning of period	$121,016	$146,454
Additions
Initial credit impairments	1,428	768
Subsequent credit impairments	4,557	6,651
Reductions
Securities sold, or expected to sell	(12,317)	(5,113)
Securities with no outstanding principal at period end	(36,558)	(27,744)
Balance at End of Period	$78,126	$121,016

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

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains on sales and calls, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Gross realized gains – sales	$12,665	$56,983	$39,154
Gross realized gains – calls	1,365	2,220	—
Gross realized losses – sales	(3,523)	(3,335)	(1,402)
Gross realized losses – calls	(223)	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$10,284	$55,868	$37,752

Note 9. Derivative Financial Instruments

The following table presents the aggregate fair value of derivative financial instruments held by Redwood and the consolidated Acacia entities at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Derivative assets	$2,373	$8,051
Derivative liabilities	(127,564)	(83,115)

The following table presents the aggregate fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at December 31, 2011 and 2010. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Derivative Financial Instruments  – (continued)

	Redwood		Acacia		Total
December 31, 2011 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$—	$—	$857	$5,595	$857	$5,595
TBAs	—	—	—	—	—	—
Futures	47	126,000	—	—	47	126,000
Interest rate caps	—	—	1,469	704,400	1,469	704,400
Total Assets	$47	$126,000	$2,326	$709,995	$2,373	$835,995
Liabilities – Cash Flow Hedges
Interest rate swaps	$(54,353)	$165,000	$—	$—	$(54,353)	$165,000
Liabilities – Risk Management Derivatives
Interest rate swaps	(5,270)	189,500	(62,695)	558,968	(67,965)	748,468
TBAs	(5,060)	492,000	—	—	(5,060)	492,000
Futures	(186)	180,000	—	—	(186)	180,000
Total Liabilities	$(64,869)	$1,026,500	$(62,695)	$558,968	$(127,564)	$1,585,468

	Redwood		Acacia		Total
December 31, 2010 (In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets – Risk Management Derivatives
Interest rate swaps	$175	$44,000	$813	$18,037	$988	$62,037
TBAs	348	35,000	—	—	348	35,000
Futures	703	433,000	—	—	703	433,000
Interest rate caps	—	—	6,012	703,400	6,012	703,400
Total Assets	$1,226	$512,000	$6,825	$721,437	$8,051	$1,233,437
Liabilities – Cash Flow Hedges
Interest rate swaps	$(11,449)	$155,500	$—	$—	$(11,449)	$155,500
Liabilities – Risk Management Derivatives
Interest rate swaps	(1,283)	26,000	(69,373)	663,604	(70,656)	689,604
TBAs	(951)	124,000	—	—	(951)	124,000
Futures	(59)	225,000	—	—	(59)	225,000
Total Liabilities	$(13,742)	$530,500	$(69,373)	$663,604	$(83,115)	$1,194,104

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Derivative Financial Instruments  – (continued)

Risk Management Derivatives

To offset — to varying degrees — the changes in the value of mortgage products to which we have exposure, we may enter into interest rate agreements, TBA contracts, and Eurodollar futures contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at December 31, 2011, we were party to interest rate agreements with an aggregate notional amount of $189 million, TBA contracts sold with a notional amount of $492 million, and financial futures with an aggregate notional amount of $306 million. Net negative market valuation adjustments on these derivatives were $22 million and less than $1 million for the years ended December 31, 2011 and 2010, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $25 million and negative $46 million for the years ended December 31, 2011 and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. For the year ended December 31, 2011, these hedges decreased in value by $42 million, which was recorded as a decrease to accumulated other comprehensive (loss) income, a component of equity.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $67 million at December 31, 2011 and $29 million at December 31, 2010. For both the years ended December 31, 2011 and 2010, we reclassified $4 million of unrealized losses on derivatives to interest expense. We estimate that we will reclassify $4 million of unrealized losses to interest expense during 2012.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2011, 2010, and 2009.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Net interest expense on cash flow interest rate agreements	$(6,392)	$(4,041)	$—
Realized net expense due to net ineffective portion of hedges	(4)	(10)	—
Realized net losses reclassified from other comprehensive (loss) income	(4,243)	(3,721)	(4,457)
Total Interest Expense	$(10,639)	$(7,772)	$(4,457)

Credit Derivatives

At December 31, 2011 and 2010, we had no outstanding CDS contracts or obligations. During 2010, the reference securities underlying our CDS experienced principal losses and corresponding obligations of $20 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Derivative Financial Instruments  – (continued)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. To mitigate this risk, we enter into agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the Federal Reserve Bank of New York as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated A or higher by a Nationally Recognized Statistical Rating Organization (NRSRO). We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

At December 31, 2011, Redwood had outstanding derivative agreements with eight bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At December 31, 2011, Redwood and the Acacia entities were in compliance with International Swaps and Derivatives Association (ISDA) agreements governing these open derivative positions.

Note 10. Other Assets

Other assets at December 31, 2011 and 2010 are summarized in the following table.

Other Assets

(In Thousands)	December 31,
	2011	2010
REO	$5,669	$14,481
Fixed assets and leasehold improvements	2,048	3,692
Margin posted, net	71,976	16,233
Investment receivable	1,741	883
Income tax receivables	4,741	1,243
Prepaid expenses	1,706	1,973
Other	381	157
Total Other Assets	$88,262	$38,662

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at December 31, 2011 was $6 million, which includes the net effect of $11 million related to transfers into REO during 2011, offset by $18 million of REO liquidations and $2 million of negative market valuation adjustments. At December 31, 2011, there were 43 REO properties recorded on our consolidated balance sheet, all of which were owned at Sequoia. At December 31, 2010, there were 83 REO properties recorded on our balance sheet, of which 81 were owned at Sequoia and two were owned at Redwood. Properties located in Ohio, Michigan, Georgia, and California accounted for 72% of our REO properties at December 31, 2011.

Margin posted, net, resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2011, Redwood had outstanding agreements with six bank counterparties and we were in compliance with all of the related covenants. The table below summarizes the outstanding balances of short-term debt at December 31, 2011 and 2010 by the type of collateral securing the debt.

Short-Term Debt

	December 31, 2011
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$307,149	$400,000	11/2012
Real estate securities	4	120,907	—	1/2012 – 2/2012
Secured line of credit	1	—	10,000	08/2012
Total	7	$428,056

	December 31, 2010
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	—	$—	$—	—
Real estate securities	1	44,137	—	01/2011
Total	1	$44,137

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. They are uncommitted and mature within a year. For the year ended December 31, 2011, the average balance of short-term debt was $57 million, with a weighted average interest cost of 1.82%. For the year ended December 31, 2010, the average balance of short-term debt was $5 million, with a weighted average interest cost of 1.68%. At December 31, 2011 and 2010, accrued interest payable on short-term debt was $0.6 million and $43 thousand, respectively.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Residential loan collateral	$307,149	1.93%	322	$—	—	—
Real estate securities collateral	120,907	1.88%	31	44,137	1.50%	8
Total Short-Term Debt	$428,056	1.92%	240	$44,137	1.50%	8

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11. Short-Term Debt  – (continued)

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at December 31, 2011 and 2010.

(In Thousands)	December 31,
	2011	2010
Within 30 days	$105,607	$44,137
31 to 90 days	15,300	—
Over 90 days	307,149	—
Total Short-Term Debt	$428,056	$44,137

Note 12. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all of our consolidated ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed-rate or a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

In 2011, we securitized $671 million of loans through our Sequoia program and issued $640 million of ABS to third parties. In July 2011, we transferred $365 million of residential securities into a resecuritization, with $245 million of ABS issued to third parties. The components of ABS issued by consolidated securitization entities at December 31, 2011 and 2010, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,697,894	$2,884,967	$219,551	$6,802,412
Interest-only certificates	16,904	—	—	16,904
Unamortized premium	1,280	—	—	1,280
Unamortized discount	(5,655)	—	—	(5,655)
Fair value adjustment, net	—	(2,675,586)	—	(2,675,586)
Total ABS Issued	$3,710,423	$209,381	$219,551	$4,139,355
Range of weighted average interest rates, by series	0.39% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 – 2047	2039 – 2052	2046
Number of series	39	10	1

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12. Asset-Backed Securities Issued  – (continued)

	December 31, 2010
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,445,882	$2,956,657	$—	$6,402,539
Interest-only certificates	15,587	—	—	15,587
Unamortized premium	1,726	—	—	1,726
Unamortized discount	(4,694)	—	—	(4,694)
Fair value adjustment, net	—	(2,653,580)	—	(2,653,580)
Total ABS Issued	$3,458,501	$303,077	$—	$3,761,578
Range of weighted average interest rates, by series	0.45% to 4.40%	0.76% to 1.88%	—
Stated maturities	2014 – 2047	2039 – 2052	—
Number of series	37	10	—

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. At December 31, 2011, $4.1 billion of ABS issued ($6.75 billion principal balance) had contractual maturities of over five years and $50 million of ABS issued ($50 million principal balance) had contractual maturities of one to five years. Amortization of the resecuritization and Sequoia deferred ABS issuance costs was $2 million for both of the years ended December 31, 2011 and 2010.

The following table summarizes the accrued interest payable on ABS issued at December 31, 2011 and 2010. Interest due on Sequoia and resecuritization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

	December 31,
(In Thousands)	2011	2010
Sequoia	$3,978	$2,356
Acacia	2,894	2,911
Resecuritization	42	—
Total Accrued Interest Payable on ABS Issued	$6,914	$5,267

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2011 and 2010.

Collateral for Asset-Backed Securities Issued

	December 31, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,799,648	$12,129	$—	$3,811,777
Real estate securities	—	246,212	324,705	570,917
REO	5,669	—	—	5,669
Restricted cash	287	14,600	—	14,887
Accrued interest receivable	7,786	2,065	961	10,812
Total Collateral for ABS Issued	$3,813,390	$275,006	$325,666	$4,414,062

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12. Asset-Backed Securities Issued  – (continued)

	December 31, 2010
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,542,159	$19,850	$—	$3,562,009
Real estate securities	—	327,919	—	327,919
REO	14,241	—	—	14,241
Restricted cash	331	21,790	—	22,121
Accrued interest receivable	6,264	2,735	—	8,999
Total Collateral for ABS Issued	$3,562,995	$372,294	$—	$3,935,289

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.65% and 3.18% for the years ended December 31, 2011 and 2010, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% and 5.97% for the years ended December 31, 2011 and 2010, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.65% and 3.18% for the years ended December 31, 2011 and 2010, respectively. Including hedging costs, and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.88% and 5.97% for the years ended December 31, 2011 and 2010, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both December 31, 2011 and 2010, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At December 31, 2011, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $11 million. Operating lease expense was $2 million for both the years ended December 31, 2011 and 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Commitments and Contingencies  – (continued)

The following table presents our future lease commitments at December 31, 2011.

Future Lease Commitments by Year

(In Thousands)	December 31, 2011
2012	$1,913
2013	1,759
2014	1,800
2015	1,756
2016	1,498
2017 and thereafter	2,193
Total	$10,919

In the fourth quarter of 2011, we entered into a new lease agreement for our executive office. The new lease, which goes into effect in the second quarter of 2012, will recast our existing lease obligations at that time and expire in 2018. The remaining payments required under both the current and new lease will be recognized as office rent expense on a straight-line basis over the respective lease terms. In the fourth quarter of 2011, we also relocated our New York office and entered into a new lease agreement. This lease expires in 2015 and accounts for approximately ten percent of our future lease obligation.

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. The unamortized leasehold improvement balance was $1 million and $3 million, respectively, at December 31, 2011 and 2010. For all of the years ended December 31, 2011, 2010, and 2009, we recognized leasehold amortization expense of $1 million.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Commitments and Contingencies  – (continued)

original principal amount of approximately $133 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $28 million. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $3.1 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Commitments and Contingencies  – (continued)

annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $42 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at December 31, 2011, had a remaining outstanding principal amount of approximately $152 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the years ended December 31, 2011 and 2010.

Stockholders’ Equity

	Years Ended December 31,
(In Thousands)	2011	2010
Balance at beginning of period	$1,064,753	$971,721
Net income attributable to Redwood Trust, Inc.	26,343	110,052
Distributions to shareholders	(81,155)	(79,987)
Unrealized (losses) gains on securities and derivatives, net	(125,490)	47,479
Other changes in equity, net	8,133	15,488
Balance at End of Period	$892,584	$1,064,753

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the components of accumulated other comprehensive (loss) income at December 31, 2011 and 2010.

	December 31,
(In Thousands)	2011	2010
Net unrealized gains on real estate securities	$53,904	$137,360
Less: Unrealized losses attributable to noncontrolling interest	—	(4,164)
Net unrealized gains on real estate securities recognized in equity	53,904	141,524
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(67,055)	(29,185)
Total Accumulated Other Comprehensive (Loss) Income	$(13,151)	$112,339

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership (LP) interests in the Fund held by third parties. During the second quarter of 2011, the Fund sold all remaining securities and during the fourth quarter of 2011, the Fund distributed all remaining cash to investors, and had no assets or liabilities at December 31, 2011. There was no noncontrolling interest on our consolidated balance sheet at December 31, 2011. Of the total equity recorded on our consolidated balance sheet at December 31, 2010, $11 million was noncontrolling interest. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 15. Equity  – (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2011, 2010, and 2009.

Basic and Diluted Earnings Per Common Share

	Years Ended December 31,
(In Thousands, Except Share Data)	2011	2010	2009
Basic Earnings Per Common Share:
Net income attributable to Redwood	$26,343	$110,052	$39,195
Less: Dividends and undistributed earnings allocated to participating securities	2,246	3,155	822
Net income allocated to common shareholders	$24,097	$106,897	$38,373
Basic weighted average common shares outstanding	78,299,510	77,841,634	68,458,009
Basic Earnings Per Common Share	$0.31	$1.37	$0.56
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$26,343	$110,052	$39,195
Less: Dividends and undistributed earnings allocated to participating securities	2,246	2,801	822
Net income allocated to common shareholders	$24,097	$107,251	$38,373
Basic weighted average common shares outstanding	78,299,510	77,841,634	68,458,009
Net effect of dilutive equity awards	—	969,315	532,882
Diluted weighted average common shares outstanding	78,299,510	78,810,949	68,990,891
Diluted Earnings Per Common Share	$0.31	$1.36	$0.55

For the year ended December 31, 2011, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income. Therefore, diluted earnings per common share was computed in the same manner as basic earnings per share. For the years ended December 31, 2010 and 2009, there were 969,314 and 532,882, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the year ended December 31, 2011, the number of outstanding equity awards that were antidilutive totaled 1,510,322, under the two-class method. For the years ended December 31, 2010 and 2009, the number of outstanding equity awards that were antidilutive totaled 393,696 and 353,423, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2011, there were 652,086 shares acquired under the plan. At December 31, 2011, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 16. Equity Compensation Plans

At December 31, 2011 and 2010, 298,634 and 1,052,826 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $21 million at December 31, 2011, as shown in the following table.

	Year Ended December 31, 2011
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$1,390	$14,420	$3,320	$—	$19,130
Equity grants	—	896	6,362	3,428	120	10,806
Equity compensation cost	—	(494)	(7,219)	(1,234)	(120)	(9,067)
Unrecognized Compensation Cost at End of Period	$—	$1,792	$13,563	$5,514	$—	$20,869

At December 31, 2011, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	459,115	$53.13	500,073	$50.25	647,873	$41.46
Granted	—	—	—	—	—	—
Exercised	—	—	(11,500)	14.24	(147,800)	11.74
Forfeited	—	—	(3,008)	34.18	—	—
Expired	(78,336)	49.37	(26,450)	17.63	—	—
Outstanding at End of Period	380,779	$53.91	459,115	$53.13	500,073	$50.25
Exercisable at End of Period	380,779	$53.91	459,115	$53.13	500,073	$50.25

At December 31, 2011, there were 380,779 of fully vested stock options outstanding. As of December 31, 2011 and 2010, all of the outstanding stock options were fully vested. There was no aggregate intrinsic value for the options outstanding and exercisable at December 31, 2011.

For the year ended December 31, 2011, there were no stock options exercised. The net cash proceeds received and the total intrinsic value (fair value less exercise price) for options exercised was less than $1 million for the years ended December 31, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 16. Equity Compensation Plans  – (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2011.

Outstanding Stock Options as of December 31, 2011

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0 to $20	—	—	$—	—	$—
$20 to $30	11,480	0.83	27.43	11,480	27.43
$30 to $40	2,500	1.35	36.19	2,500	36.19
$40 to $50	15,000	2.19	48.48	15,000	48.48
$50 to $60	351,799	2.01	55.13	351,799	55.13
$ 0 to $60	380,779	1.98	53.91	380,779	53.91

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	119,071	$15.68	75,645	$18.87	53,242	$25.78
Granted	85,218	10.62	60,095	13.99	33,610	14.58
Vested	(18,948)	20.15	(13,127)	26.03	(8,587)	39.50
Forfeited	(932)	18.44	(3,542)	16.85	(2,620)	36.64
Outstanding at End of Period	184,409	$12.87	119,071	$15.68	75,645	$18.87

For each of the years ended December 31, 2011, 2010, and 2009, the expenses related to restricted stock were less than $1 million. As of December 31, 2011, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years. Restrictions on shares of restricted stock outstanding lapse through 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 16. Equity Compensation Plans  – (continued)

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2011, 2010, and 2009.

Deferred Stock Units Activity

	Years Ended December 31,
	2011		2010		2009
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,351,804	$18.60	1,708,326	$21.40	1,730,531	$30.33
Granted	598,542	11.05	838,547	14.20	550,599	14.78
Distributions	(456,638)	27.14	(60,067)	43.35	(522,147)	43.51
Forfeitures	(17,537)	14.43	(135,002)	15.66	(50,657)	28.38
Balance at End of Period	2,476,171	$15.23	2,351,804	$18.60	1,708,326	$21.40

We generally grant DSUs annually as part of compensation in the fourth quarter. As of December 31, 2011, 2010, and 2009, the number of outstanding DSUs that were unvested was 1,407,888, 1,309,463, and 1,413,896, respectively. The weighted average grant-date fair value of these unvested DSUs was $13.21, $15.44, and $17.78, as of December 31, 2011, 2010, and 2009, respectively. Unvested DSUs at December 31, 2011 will vest through 2015.

Expenses related to DSUs were $7 million, $11 million, and $6 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $14 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years. As of December 31, 2011, 2010, and 2009, the number of outstanding DSUs that had vested was 1,068,283, 1,042,341, and 294,430, respectively.

In 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated, in connection with the announcement that he would retire from serving as Chief Executive Officer. We recorded a $4 million equity compensation expense during 2010 related to modifications of these DSUs.

Performance Stock Units

During 2011 and 2010, 348,725 and 243,754 PSUs were granted, respectively, with grant date fair values of $9.83 and $14.01, respectively. No PSUs were granted in 2009. PSUs cliff vest, if at all, on the third anniversary of their grant date, with vesting contingent on total stockholder return over the three-year vesting period.

As of December 31, 2011, the number of outstanding PSUs that were unvested was 592,479. The grant date fair value of the PSUs granted in 2011 and 2010 was determined through Monte-Carlo simulations using the following assumptions: Redwood’s common stock closing price on the day prior to the grant date, the average closing price of Redwood’s common stock price for the 20 trading days prior to the grant date, and the range of potential payouts based on total stockholder return over three years from the grant date. For the 2011 PSU grant, an implied volatility assumption of 40% (based on historical volatility), a risk free rate of 0.41% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the performance period as is consistent with the terms of the PSUs), were used. For the 2010 PSU grant, an implied volatility assumption of 46% (based on historical volatility), a risk free rate of 0.41% (the three-year Treasury rate on the grant date), and a 0% dividend yield were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 16. Equity Compensation Plans  – (continued)

Expenses related to PSUs were $1 million and less than $1 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $6 million of unrecognized compensation cost related to unvested PSUs. This cost will be recognized over a weighted average period of less than two years. As of December 31, 2011, none of the outstanding PSUs had vested.

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2011, 2010, and 2009, 152,212, 121,643, and 92,479, shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2011.

The following table summarizes the activity related to the ESPP for the years ended December 31, 2011, 2010, and 2009.

Employee Stock Purchase Plan Activity

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Balance at beginning of period	$—	$3	$22
Employee purchases	332	356	293
Cost of common stock issued	(324)	(359)	(312)
Balance at End of Period	$8	$—	$3

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2011, 2010, and 2009.

EDCP Cash Accounts Activity

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Balance at beginning of period	$1,210	$775	$7,607
New deferrals	505	889	406
Accrued interest	59	48	35
Withdrawls	(280)	(502)	(7,273)
Balance at End of Period	$1,494	$1,210	$775

Deferrals were made to the cash accounts of the EDCP of less than $1 million for the years ended December 31, 2011, 2010 and 2009.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 17. Operating Expenses

Components of our operating expenses for the years ended December 31, 2011, 2010, and 2009, are presented in the following table.

Operating Expenses

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Fixed compensation expense	$15,442	$14,845	$15,012
Variable compensation expense	2,831	7,542	7,470
Equity compensation expense	9,067	11,353	6,105
Total compensation expense	27,340	33,740	28,587
Systems	7,592	7,658	7,012
Office costs	6,689	7,027	7,047
Accounting and legal	4,177	3,866	2,904
Other operating expenses	1,884	1,424	1,445
Total Operating Expenses	$47,682	$53,715	$46,995

Note 18. Taxes

We assessed our tax positions for all open tax years (i.e., Federal, 2006 to 2010, and State, 2007 to 2010) and, at December 31, 2011 and 2010, concluded that we had no material unrecognized tax liabilities. Components of our net deferred tax assets are presented in the following table.

Deferred Tax Assets

	December 31,
(In Thousands)	2011	2010
Net operating loss carry forward and basis differences – state	$874	$6,233
Net capital loss carry forward – state	28,691	18,375
Net operating loss carry forward – federal	10,259	10,227
Net capital loss carry forward – federal	14,437	9,008
Real estate assets	3,824	4,430
Interest rate agreements	4,008	586
Other	326	326
Total net deferred tax assets	62,419	49,185
Valuation allowance	(62,419)	(45,698)
Total benefited deferred tax assets through tax provision	—	3,487
Tax effect of unrealized losses – OCI	702	167
Valuation allowance	(702)	(167)
Total Deferred Tax Assets, net of Valuation Allowance	$—	$3,487

Redwood, its taxable subsidiaries, and the Acacia entities accumulated an estimated state net operating loss (NOL) of $1.8 billion at December 31, 2011, substantially all of which expires beginning in 2029. Additionally, for state tax purposes, at December 31, 2011, mortgage-backed security basis differences totaled $749 million. The total of these two amounts was offset by tax liabilities related to the Acacia entities that exceeded the corresponding GAAP liabilities by $2.5 billion at December 31, 2011. The net deferred tax asset associated with these differences (using a 7.2% effective state tax rate) was less than $1 million for the year ended December 31, 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 18. Taxes  – (continued)

Realization of our deferred tax asset at December 31, 2011, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carry forwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carry forwards. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. Our deferred tax asset valuation allowance increased during 2011, as compared to 2010, due to the uncertainty of generating sufficient capital gains or taxable income in future periods to exhaust the additional deferred assets generated in 2011. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carry forward periods change from current expectations.

The following table summarizes the provision for (benefit from) income taxes for the years ended December 31, 2011, 2010, and 2009.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Current provision for (benefit from) income taxes
Federal	$19	$(1,049)	$(3,081)
State	23	6	15
Total current provision for (benefit from) income taxes	42	(1,043)	(3,066)
Deferred provision for (benefit from) income taxes
Taxable subsidiaries	—	1,323	(1,202)
Total Provision for (Benefit from) Income Taxes	$42	$280	$(4,268)

Our dividend distribution requirements will remain at zero until we generate taxable income in excess of our NOL carry forward at the REIT. At December 31, 2011 our federal NOL carry forward at the REIT was $70 million, which will expire in 2029. In order to utilize NOL’s at the REIT, taxable income must exceed dividend distributions. At December 31, 2011, our taxable REIT subsidiaries had federal NOLs of $30 million, which will expire between 2030 and 2031.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2011, 2010, and 2009.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(10.9)%	(39.4)%	(53.4)%
Dividends paid deduction	(30.1)%	(1.5)%	—
Effective Tax Rate	0.2%	0.3%	(12.2)%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Note 19. Subsequent Events

During January 2012, we transferred $416 million (principal balance) of recently originated, first-lien, residential mortgage loans into Sequoia Mortgage Trust 2012-1, a Sequoia securitization entity sponsored by us. We anticipate accounting for this transfer as a sale for financial reporting purposes and recognizing a gain of approximately $2 million, pending our final interpretation of applicable GAAP pertaining to the transfer of financial assets and consolidation of VIEs. We acquired certain securities issued by this securitization entity for an aggregate investment of $38 million.

At December 31, 2011, we planned to purchase up to $390 million of residential mortgage loans previously originated by third parties. Of this amount, $99 million settled during January 2012 in relation to our completion of the Sequoia Mortgage Trust 2012-1 securitization. An additional $129 million of this amount settled as of February 21, 2012. We expect further settlements to occur during the first quarter of 2012, subject to loan availability and delivery.

Note 20. Quarterly Financial Data — Unaudited

	Three Months Ended
(In Thousands, Except Per Share Data)	December 31,	September 30,	June 30,	March 31,
2011
Operating results:
Interest income	$56,495	$53,396	$52,955	$54,333
Interest expense	(29,115)	(24,317)	(23,633)	(21,972)
Net interest income	27,380	29,079	29,322	32,361
Net (loss) income	(2,558)	1,297	9,439	18,165
Per share data:
Net (loss) income – basic	$(0.03)	$0.01	$0.12	$0.23
Net (loss) income – diluted	(0.03)	0.01	0.11	0.22
Regular dividends declared per common share	0.25	0.25	0.25	0.25
2010
Operating results:
Interest income	$55,753	$59,015	$56,570	$58,716
Interest expense	(21,624)	(23,695)	(21,164)	(18,181)
Net interest income	34,129	35,320	35,406	40,535
Net income	14,709	19,898	28,601	46,844
Per share data:
Net income – basic	$0.18	$0.25	$0.36	$0.59
Net income – diluted	0.18	0.25	0.35	0.58
Regular dividends declared per common share	0.25	0.25	0.25	0.25