Form 10-Q
period 2012-03-31
REDWOOD TRUST INC
filed 2012-05-08
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	79,055,468 shares outstanding as of May 4, 2012

REDWOOD TRUST, INC.

2012 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2012	December 31, 2011

ASSETS

Residential loans, held-for-sale	$303,106	$395,237
Residential loans, held-for-investment	3,347,952	3,799,648
Commercial loans (includes $12,103 and $12,129 at fair value)	190,518	169,855
Real estate securities, at fair value	1,262,156	981,837
Cash and cash equivalents	149,558	267,176

Total earning assets	5,253,290	5,613,753

Restricted cash	15,795	14,987
Accrued interest receivable	16,213	15,840
Derivative assets	3,185	2,373
Deferred securities issuance costs	7,459	8,083
Other assets	76,145	88,262

Total Assets (1)	$5,372,087	$5,743,298

LIABILITIES AND EQUITY

Liabilities
Short-term debt	$440,965	$428,056
Accrued interest payable	7,774	8,134
Derivative liabilities	103,826	127,564
Accrued expenses and other liabilities	13,983	8,105
Asset-backed securities issued (includes $236,925 and $209,381 at fair value)	3,703,782	4,139,355
Long-term debt	139,500	139,500

Total liabilities (1)	4,409,830	4,850,714

Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 78,756,319 and 78,555,908 issued and outstanding	788	786
Additional paid-in capital	1,702,412	1,697,979
Accumulated other comprehensive income	41,856	(13,151)
Cumulative earnings	531,746	501,283
Cumulative distributions to stockholders	(1,314,545)	(1,294,313)

Total stockholders’ equity	962,257	892,584
Noncontrolling interest	-	-

Total equity	962,257	892,584

Total Liabilities and Equity	$5,372,087	$5,743,298

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (VIEs) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2012 and December 31, 2011, assets of consolidated VIEs totaled $3,985,463 and $4,408,350, respectively, and liabilities of consolidated VIEs totaled $3,770,197 and $4,209,124, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended March 31,
(Unaudited)	2012	2011
Interest Income
Residential loans	$23,379	$18,469
Commercial loans	5,346	1,225
Real estate securities	29,994	34,624
Cash and cash equivalents	21	15

Total interest income	58,740	54,333
Interest Expense
Short-term debt	(1,827)	(182)
Asset-backed securities issued	(26,452)	(19,423)
Long-term debt	(2,376)	(2,367)

Total interest expense	(30,655)	(21,972)

Net Interest Income	28,085	32,361
Provision for loan losses	(274)	(2,807)
Other market valuation adjustments	(296)	(3,118)
Other-than-temporary impairments (1)	(332)	(2,622)

Other market valuation adjustments, net	(628)	(5,740)

Net Interest Income After Provision and Other Market Valuation Adjustments	27,183	23,814
Mortgage banking activities, net	4,302	-
Operating expenses	(14,634)	(11,514)
Realized gains, net	13,620	3,864

Net income before provision for income taxes	30,471	16,164
Provision for income taxes	(8)	(14)

Net income	30,463	16,150
Less: Net loss attributable to noncontrolling interest	-	(2,015)

Net Income Attributable to Redwood Trust, Inc.	$30,463	$18,165

Basic earnings per common share	$0.38	$0.23
Diluted earnings per common share	$0.37	$0.22
Regular dividends declared per common share	$0.25	$0.25
Basic weighted average shares outstanding	78,397,359	78,027,840
Diluted weighted average shares outstanding	79,892,013	79,371,776

(1)

For the three months ended March 31, 2012, other-than-temporary impairments were $481 of which $149 were recognized in Accumulated Other Comprehensive Income. For the three months ended March 31, 2011, other-than-temporary impairments were $3,312, of which $690 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2012	2011
Net Income	$30,463	$18,165
Other comprehensive income:
Net unrealized gain on available-for-sale securities	40,701	7,588
Reclassification of other-than-temporary impairments to net income	77	1,770
Net unrealized gain on interest rate agreements	13,193	3,890
Reclassification of unrealized loss on interest rate agreements to net income	1,036	1,064

Total other comprehensive income	55,007	14,312

Total comprehensive income	85,470	32,477
Less: Comprehensive income attributable to noncontrolling interest	-	4,539

Comprehensive Income Attributable to Redwood Trust, Inc.	$85,470	$27,938

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2012

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584
Net income	-	-	-	-	30,463	-	-	30,463
Other comprehensive income	-	-	-	55,007	-	-	-	55,007
Issuance of common stock:
Dividend reinvestment & stock purchase plans	201,186	2	2,201	-	-	-	-	2,203
Employee stock purchase and incentive plans	(775)	-	(24)	-	-	-	-	(24)
Non-cash equity award compensation	-	-	2,256	-	-	-	-	2,256
Distributions to noncontrolling interest, net	-	-	-	-	-	-	-	-
Common dividends declared	-	-	-	-	-	(20,232)	-	(20,232)

March 31, 2012	78,756,319	$788	$1,702,412	$41,856	$531,746	$(1,314,545)	$-	$962,257

For the Three Months Ended March 31, 2011

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	-	-	-	-	18,165	-	(2,015)	16,150
Other comprehensive income	-	-	-	9,773	-	-	4,539	14,312
Issuance of common stock:
Dividend reinvestment & stock purchase plans	13,304	-	196	-	-	-	-	196
Employee stock purchase and incentive plans	752	-	(26)	-	-	-	-	(26)
Non-cash equity award compensation	-	-	2,074	-	-	-	-	2,074
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(6,323)	(6,323)
Common dividends declared	-	-	-	-	-	(20,124)	-	(20,124)

March 31, 2011	78,138,724	$781	$1,692,095	$122,112	$493,105	$(1,233,282)	$7,040	$1,081,851

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2012	2011
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$30,463	$18,165
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(6,622)	(9,520)
Depreciation and amortization of non-financial assets	944	257
Purchases of loans held-for-sale	(660,008)	-
Principal payments on loans held-for-sale	724	-
Proceeds from sales of loans held-for-sale	388,760	-
Provision for loan losses	274	2,807
Non-cash equity award compensation	2,256	2,074
Market valuation adjustments, net	3,701	5,740
Realized gains, net	(20,985)	(3,864)
Net change in:
Accrued interest receivable	(1,062)	76
Other assets	20,073	3,529
Accrued interest payable	5,101	3,892
Accrued expenses and other liabilities	2,715	(5,947)

Net cash (used in) provided by operating activities	(233,666)	17,209

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(26,888)	(112,742)
Principal payments on loans held-for-investment	155,301	93,292
Proceeds from sales of loans held-for-sale	364,536	1,857
Purchases of available-for-sale securities	(259,697)	(13,223)
Proceeds from sales of available-for-sale securities	49,511	48,072
Principal payments on available-for-sale securities	28,004	31,234
Purchases of trading securities	(21,176)	-
Proceeds from sales of trading securities	859	12,841
Principal payments on trading securities	12,199	15,080
Proceeds from deconsolidation	3,220	-
Net decrease in restricted cash	(849)	(10,459)

Net cash provided by investing activities	305,020	65,952

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	477,389	-
Repayments on short-term debt	(464,480)	(44,137)
Proceeds from issuance of asset-backed securities	96	280,111
Repayments on asset-backed securities issued	(164,740)	(110,896)
Deferred securities issuance costs	-	(1,695)
Net settlements of derivatives	(16,981)	(4,916)
Net proceeds from issuance of common stock	(24)	170
Dividends paid	(20,232)	(20,121)
Change in noncontrolling interests	-	(8,338)

Net cash (used in) provided by financing activities	(188,972)	90,178

Net (decrease) increase in cash and cash equivalents	(117,618)	173,339
Cash and cash equivalents at beginning of period	267,176	46,937

Cash and cash equivalents at end of period	$149,558	$220,276

Supplemental Disclosures:
Cash paid for interest	$30,068	$16,833
Cash paid for taxes	15	18
Dividends declared but not paid at end of period	-	19,535
Transfers from residential loans to real estate owned	2,606	2,396

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) — and using the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q.

Organization

Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. Redwood’s consolidated subsidiaries include both qualifying REIT subsidiaries and taxable subsidiaries. References to the Redwood REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (VIEs) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011. Prior to the fourth quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (Fund) that we managed. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

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

March 31, 2012

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

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Residential and Commercial Loans

Residential and Commercial Loans — Fair Value

Residential and commercial loans at fair value include loans where we have elected the fair value option. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in other market valuation adjustments, net.

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

Residential and Commercial Loans — Held-for-Investment

Loans held-for-investment include residential loans owned at Sequoia entities and commercial loans owned at Redwood. These loans are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or when a loan has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Loans that have been individually impaired are placed back on accrual status once the loan is considered reperforming. A loan is considered reperforming when the loan has been current for at least 12 months.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

•	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.

Loan reviews are completed by asset management and finance personnel and reviewed and approved by senior management.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the updated present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to our consolidated statement of income.

For all commercial loans that are not individually impaired, we assess the commercial loan portfolio in aggregate for loan losses based on our expectation of credit losses inherent in the portfolio at the reporting date. Our expectation of credit losses is informed by, among other things:

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

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At March 31, 2012, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the resecuritization entity prior to the payments on or redemptions of outstanding ABS issued. At March 31, 2012, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Interest Rate Agreements

Interest rate agreements that we currently utilize include swaps, swaptions, and caps. Interest rate swaps are agreements in which (i) one counterparty exchanges a stream of fixed interest payments for another counterparty’s stream of variable interest cash flows; or, (ii) each counterparty exchanges variable interest cash flows that are referenced to different indices. Interest rate swaptions are agreements that provide the owner the right but not the obligation to enter into an underlying interest rate swap with a counterparty in the future. Interest rate caps are agreements in which the owner receives payments at the end of each period for which the prevailing interest rate exceeds an agreed upon strike price. We enter into interest rate agreements primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

Eurodollar Futures, Treasury Futures, and TBA Contracts

Eurodollar futures are futures contracts on time deposits denominated in U.S. dollars at banks outside the United States. Eurodollar futures, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required, resulting in a stated notional amount that is typically higher than our other derivatives. Treasury futures are futures contracts on benchmark U.S. Treasury rates. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise (GSE) in the future. We purchase or sell these derivatives to offset — to varying degrees — changes in the values of mortgage products for which we have exposure.

See Note 9 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We did not have a deferred tax asset at March 31, 2012 or December 31, 2011.

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt, the resecuritization we engaged in during 2011, and the ABS from the Sequoia securitization entities we sponsor and consolidate for financial reporting purposes. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred ABS issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related debt and ABS issued.

Other Assets

Other assets include mortgage servicing rights (MSRs), REO, margin receivable, fixed assets, principal receivable, and other prepaid expenses. REO property acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, and subsequently reported at the lower of carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of market valuation adjustments, net. Margin receivable reflects cash collateral Redwood has posted with various counterparties relating to our derivative and lending agreements with those counterparties, as applicable.

MSRs

We recognize MSRs through the acquisition of servicing rights released by third parties or through the retention of MSRs associated with residential loans which we have acquired and subsequently transferred to third parties. Typically our MSRs are directly acquired from loan originators or created through the transfer of loans to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale accounting.

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. MSRs are initially recognized and carried at their estimated fair values. Changes in the fair value of MSRs are reported in mortgage banking activities, net, a component of our consolidated income statements.

See Note 10 for further discussion on other assets.

Short-Term Debt

Short-term debt includes borrowings under master repurchase agreements and other forms of borrowings that expire within one year with various counterparties. These facilities may be unsecured or collateralized by cash, loans, or securities.

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

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Acacia ABS Issued

Acacia ABS issued are accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) are reported in our consolidated statements of income through other market valuation adjustments, net.

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

Equity

Accumulated Other Comprehensive Income

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements designated as cash flow hedges are reported as components of accumulated other comprehensive income on our consolidated statements of changes in equity and our statements of consolidated comprehensive income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Noncontrolling Interest

Noncontrolling interest represented the aggregate limited partnership interests in the Fund held by third parties and may appear in financial statements for periods prior to the first quarter of 2012. The noncontrolling interest is shown as a component of equity on our consolidated balance sheets, and the portion of income allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of changes in equity and our statements of consolidated comprehensive income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved our 2002 Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU converges fair value measurement and disclosure guidance in U.S. GAAP with the guidance concurrently issued by the International Accounting Standards Board. While the amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply, they do generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. This ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Our adoption of ASU 2011-04 in the first quarter of 2012 increased our disclosures related to fair value measurements, but did not have an effect on our consolidated financial statements.

Note 4. Principles of Consolidation

GAAP requires us to consider whether securitizations and other transfers of financial assets should be treated as sales or financings, as well as whether any variable interest entities (VIEs) – for example, certain legal entities often used in securitization and other structured finance transactions – should be included in our consolidated financial statements. The GAAP principles we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Acacia entities, and the entity formed in connection with the resecuritization transaction we engaged in during 2011 (“resecuritization”). Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at March 31, 2012

March 31, 2012 (Dollars in thousands)	Sequoia Entities	Acacia Entities	Resecuritization	Total
Residential loans, held-for-investment	$3,347,952	$-	$-	$3,347,952
Commercial loans, at fair value	-	12,103	-	12,103
Real estate securities, at fair value	-	253,573	332,291	585,864
Restricted cash	243	15,452	-	15,695
Accrued interest receivable	7,155	1,959	940	10,054
Derivative assets	-	1,929	-	1,929
Deferred securities issuance costs	5,186	-	1,043	6,229
Other assets	5,515	122	-	5,637

Total Assets	$3,366,051	$285,138	$334,274	$3,985,463

Accrued interest payable	$3,576	$2,852	$52	$6,480
Derivative liabilities	-	59,703	-	59,703
Accrued expenses and other liabilities	5	227	-	232
Asset-backed securities issued	3,259,684	236,925	207,173	3,703,782

Total Liabilities	$3,263,265	$299,707	$207,225	$3,770,197

Noncontrolling interest	$-	$-	$-	$-

Number of VIEs	34	10	1	45

We consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2010, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Had we not been the transferor and depositor of these securitizations, we would likely not have consolidated them as we determined that we are not the primary beneficiary of these entities in accordance with ASC 810-10. During 2010 and 2011, we sponsored three residential jumbo mortgage securitizations through our Sequoia program totaling $908 million. We recorded the assets and liabilities of these entities on our consolidated balance sheets, as we did not meet the sale criteria at the time we transferred financial assets to these entities. Additionally, we determined that we are the primary beneficiary of these VIEs as our ongoing loss mitigation and resolution responsibilities provide us with the power to direct the activities that most significantly impact the economic performance of these entities and our significant investment interests provide us with the obligation to absorb losses or the right to receive benefits that are significant.

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

We consolidate the assets and liabilities of the resecuritization as we did not meet the sale criteria at the time the financial assets were transferred to this entity and we are the primary beneficiary. We transferred residential senior residential securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

them to CSMC 2011-9R, a resecuritization entity. In connection with this transaction, we acquired certain subordinate securities and variable rate, interest-only senior certificates. We engaged in this resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed securities through the first loss position in the structure.

During the first quarter of 2012, we sold variable interests in certain Sequoia securitization entities issued between 2001 and 2003 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $307 million of residential loans and other assets and $307 million of ABS issued and other liabilities, for a realized gain of $7 million, which was recorded on our consolidated statement of income for the three months ended March 31, 2012. These gains were comprised of both recoveries of excess provisions for loan losses as well as cash raised by selling our interests in these entities. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at March 31, 2012.

Analysis of Unconsolidated VIEs Sponsored by Redwood

In the first quarter of 2012, we transferred residential loans to SEMT 2012-1 and SEMT 2012-2, which are Sequoia securitization entities sponsored by us. These transactions were accounted for as sales for financial reporting purposes as we surrendered control over the transferred assets. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer, we recorded MSRs on our consolidated balance sheet at March 31, 2012, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in both securitizations that we classified as Level 3 assets.

The following table presents information related to the SEMT 2012-1 and SEMT 2012-2 securitization transactions.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	SEMT 2012-1 January 2012	SEMT 2012-2 March 2012
Principal balance of loans transferred	$415,728	$327,538
Trading securities retained, at fair value	11,938	9,238
AFS securities retained, at fair value	25,991	13,459
Gain on sale	1,812	5,553
MSRs recognized	570	1,009

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Our continuing involvement in these securitizations is limited to our receipt of the servicing fee income, advancing servicing fees to the securitization trust when a loan becomes delinquent, and the receipt of interest income associated with the securities we retained. The following table presents the cash flows between us and the unconsolidated VIEs sponsored by us for the three months ended March 31, 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	Three Months Ended March 31, 2012
Cash proceeds	$694,804
Servicing fees received	14
Servicing advances	-
Cash flows received on retained securities	1,028

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

At Date of Securitization	SEMT 2012-1	SEMT 2012-2
Prepayment speeds	5 - 50%	5 -50%
Discount rates	9%	9%

The following table presents select information related to the SEMT 2012-1 and SEMT 2012-2 securitization transactions at March 31, 2012.

Unconsolidated VIEs Sponsored by Redwood at March 31, 2012

March 31, 2012 (Dollars in Thousands)	SEMT 2012-1	SEMT 2012-2
On-balance sheet assets, at fair value
Interest-only securities, classified as trading	$12,612	$9,253
Subordinate securities, classified as AFS	26,259	13,459
Maximum loss exposure (1)	38,871	22,712
Principal balance of loans outstanding	408,369	327,538

(1)

Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include our ongoing exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2012.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

March 31, 2012 (Dollars in Thousands)	Mortgage Servicing Rights	Interest-only Securities	Subordinate Securities
Fair value at March 31, 2012	$1,562	$21,865	$39,718
Expected weighted-average life (in years)	5	3	12

Prepayment speed assumption (annual CPR)	17%	17%	18%
Decrease in fair value from:
10% adverse change	$97	$3,436	$314
25% adverse change	227	4,006	711

Discount rate assumption	9%	7%	5%
Decrease in fair value from:
100 basis point increase	$66	$640	$3,375
200 basis point increase	115	1,247	6,339

Credit loss assumption	N/A	0.50%	0.51%
Decrease in fair value from:
10% higher losses	N/A	$11	$134
25% higher losses	N/A	30	313

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interest in third-party VIEs at March 31, 2012, grouped by collateral type and ownership interest.

Third-Party VIE Summary

March 31, 2012 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$379,446	48
Re-REMIC	154,661	16
Subordinate	74,700	153
Commercial	5,838	8
CDO	64	6

Total Third-Party Real Estate Securities	$614,709	231

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price,” or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the date of measurement. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale	$303,106	$306,237	$395,237	$401,909
Residential loans, held-for-investment	3,347,952	2,940,631	3,799,648	3,306,441
Commercial loans, at fair value	12,103	12,103	12,129	12,129
Commercial loans, held-for-investment	178,415	179,678	157,726	158,780
Trading securities	295,615	295,615	253,142	253,142
Available-for-sale securities	966,541	966,541	728,695	728,695
Cash and cash equivalents	149,558	149,558	267,176	267,176
Restricted cash	15,795	15,795	14,987	14,987
Accrued interest receivable	16,213	16,213	15,840	15,840
Derivative assets	3,185	3,185	2,373	2,373
Mortgage servicing rights (1)	1,562	1,562	-	-
REO (1)	5,498	5,498	5,669	5,669
Margin receivable (1)	52,072	52,072	71,976	71,976

Liabilities
Short-term debt	440,965	440,965	428,056	428,056
Accrued interest payable	7,774	7,774	8,134	8,134
Derivative liabilities	103,826	103,826	127,564	127,564
ABS issued	3,703,782	3,205,735	4,139,355	3,467,054
Long-term debt	139,500	66,960	139,500	57,195

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $22 million of residential senior securities that we acquired in the first quarter of 2012. We also elected the fair value option for $27 thousand of ABS issued by a Sequoia entity and acquired

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

by Acacia that had been previously eliminated in consolidation for financial reporting purposes. We have historically elected the fair value option for all commercial loans, trading securities, and ABS issued at Acacia entities, as well as certain residential securities and CDOs at Redwood.

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012

March 31, 2012	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Commercial loans, at fair value	$12,103	$-	$-	$12,103
Trading securities	295,615	-	-	295,615
Available-for-sale securities	966,541	-	-	966,541
Derivative assets	3,185	963	2,222	-
Mortgage servicing rights	1,562	-	-	1,562

Liabilities
Derivative liabilities	103,826	436	83,790	19,600
ABS issued - Acacia	236,925	-	-	236,925

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
(In Thousands)	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivative Liabilities	ABS Issued - Acacia
Beginning balance - December 31, 2011	$12,129	$253,142	$728,695	$-	$19,500	$209,381
Transfer to Level 3	-	-	-	-	-	-
Principal paydowns	(37)	(12,199)	(28,004)	-	-	(9,863)
Gains (losses) in net income, net	11	34,165	14,222	(17)	895	32,053
Unrealized gains in OCI, net	-	-	40,777	-	-	-
Acquisitions	-	21,176	262,860	1,579	-	-
Sales	-	(859)	(52,038)	-	-	-
Other settlements, net	-	190	29	-	(795)	5,354

Ending Balance - March 31, 2012	$12,103	$295,615	$966,541	$1,562	$19,600	$236,925

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at both March 31, 2012 and 2011. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2012 and 2011 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2012 and 2011 Included in Net Income

	Included in Net Income Three Months Ended March 31,
(In Thousands)	2012	2011
Assets
Commercial loans, at fair value	$11	$219
Trading securities	34,248	10,366
Available-for-sale securities	(332)	(2,622)
Derivative assets	-	-
Mortgage servicing rights	(6)	-

Liabilities
Derivative liabilities	(895)	-
ABS issued - Acacia	(32,053)	(24,137)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at March 31, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2012

					Gain (Loss)
March 31, 2012	Carrying	Fair Value Measurements Using			Three Months Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	March 31, 2012
Assets
Residential loans, held-for-sale	$2,228	$-	$-	$2,228	$93
REO	5,498	-	-	5,498	18

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three months ended March 31, 2012 and 2011.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2012	2011
Other market valuation adjustments
Residential loans, held-for-sale	$93	$3
Commercial loans, at fair value	11	219
Trading securities	34,165	19,916
Impairments on AFS securities	(332)	(2,622)
REO	18	(918)
Other derivative instruments, net	(2,529)	1,799
ABS issued - Acacia	(32,053)	(24,137)

Other market valuation adjustments, net	(628)	(5,740)

Mortgage banking activities market valuation adjustments
Mortgage servicing rights	(17)	-
Mortgage banking activities derivative instruments, net	(3,056)	-

Mortgage banking activities market valuation adjustments, net	(3,073)	-

Total Market Valuation Adjustments, Net	$(3,701)	$(5,740)

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed below. With respect to our use of unobservable (Level 3) inputs to determine the fair value of financial instruments on our consolidated balance sheets, a significant increase or decrease in any of these inputs – such as anticipated credit losses, prepayment speeds, interest rates, or other valuation assumptions – in isolation, would likely result in a significantly lower or higher fair value measurement.

—	Residential loans

—

Residential loan fair values are determined based on either an exit price to securitization or the whole loan market. For loans priced based on exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on new issuance residential mortgage-backed securities (RMBS) and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales, pricing points for secondary sales of our past issued RMBS, Agency issued RMBS yields, indexed swap yields, Rating Agency guidance on expected credit enhancement levels for new issue RMBS transactions, interest rates, and prepayment speeds (Level 3). For loans priced based on exit to the whole loan market, significant inputs in the valuation analysis are predominantly Level 3 in nature. Relevant market indicators that are factored into the analyses include prices on recent sales of our own whole loans, indexed swap yields, interest rates, and prepayment speeds (Level 3).

—	Commercial loans

—

Commercial loan fair values are determined by available market quotes and discounted cash flow analyses (Level 3). The availability of market quotes for all of our commercial loans is limited. Any changes in fair value are primarily a result of instrument specific credit risk.

—	Real estate securities

—

Real estate securities are residential, commercial, CDO, and other asset-backed securities that are illiquid in nature and trade infrequently. Fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions that are confirmed by third-party dealer/pricing indications, to the extent available. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored into the analyses include bid/ask spreads,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).

—

We request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. For March 31, 2012, we received dealer marks on 74% of our securities. In the aggregate, our internal valuations of the securities on which we received dealer marks were 5% lower (i.e., more conservative) than the aggregate dealer marks.

—	Derivative assets and liabilities

—

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

—	Cash and cash equivalents

—	Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.

—	Restricted cash

—

Restricted cash primarily includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values.

—	Accrued interest receivable and payable

—

Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values.

—	Short-term debt

—	Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values.

—	ABS issued

—

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

—	We request and consider indications of value (marks) from third-party dealers to assist us in our

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

valuation process. For March 31, 2012, we received dealer marks on 95% of our ABS issued. Our internal valuations of our ABS issued on which we received dealer marks were 4% higher (i.e., more conservative) than the aggregate dealer marks.

—	Long-term debt

—

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

—	MSRs

—

MSRs include the rights to service mortgage loans for others. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds and default rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated servicing income, which is what we believe market participants would use to estimate fair value (Level 3).

—	REO

—

REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

—	Margin receivable

—

Margin receivable reflects cash collateral Redwood has posted with our various derivative and lending counterparties as required to satisfy the minimum margin requirements. Fair values approximate carrying values.

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the three months ended March 31, 2012, we purchased $658 million (principal value) of residential loans primarily in connection with our Sequoia securitization program. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2012 and December 31, 2011.

March 31, 2012
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$303,106	$-	$303,106
Held-for-investment	-	3,347,952	3,347,952

Total Residential Loans	$303,106	$3,347,952	$3,651,058

December 31, 2011
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$395,237	$-	$395,237
Held-for-investment	-	3,799,648	3,799,648

Total Residential Loans	$395,237	$3,799,648	$4,194,885

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

We do not currently service any residential loans, although at March, 31, 2012, we did maintain MSRs that provided us with the rights to service $98 million (principal value) of consolidated loans purchased from third-party originators.

Residential Loans Held-for-Sale

At March 31, 2012, there were 318 residential loans held-for-sale with $303 million in outstanding principal value and a lower of cost or fair value of $303 million. During the three months ended March 31, 2012 and 2011, we recorded valuation adjustments for residential loans held-for-sale of $93 thousand and $3 thousand, respectively. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale. We did not record a valuation adjustment related to this reclassification. At December 31, 2011, loans held-for-sale had an outstanding principal value of $395 million and a lower of cost or fair value of $395 million.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at March 31, 2012 and December 31, 2011. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	March 31, 2012	December 31, 2011
Principal balance	$3,372,830	$3,829,847
Unamortized premium, net	34,277	36,682

Recorded investment	3,407,107	3,866,529
Allowance for loan losses	(59,155)	(66,881)

Carrying Value	$3,347,952	$3,799,648

Of the $3.3 billion of principal value and $34 million of unamortized premium on loans held-for-investment at March 31, 2012, $1.2 billion of principal value and $21 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the first three months of 2012, 2% of these residential loans prepaid and we amortized 3% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.2 billion and the unamortized premium was $13 million. During the first three months of 2012, 5% of these loans prepaid and we amortized 3% of the premium. During the three months ended March 31, 2012, we derecognized $308 million of loan principal value and $1 million of unamortized premium related to the deconsolidation of five Sequoia securitization entities.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of total recorded investment, 99% of residential loans held-for-investment at March 31, 2012 were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original loan-to-value (LTV) ratio for our residential loans held-for-investment outstanding at March 31, 2012 was 66%. The weighted average FICO score for the borrowers of these loans was 738 at the time the loans were originated.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years often had similar product and credit characteristics. The following table displays the recorded investment and year of origination for residential loans held-for-investment at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
2003 & Earlier	$1,416,662	$1,771,111
2004	1,029,269	1,045,815
2005	128,375	129,163
2006	179,712	181,017
2007	62,151	63,301
2008	-	-
2009	108,819	144,116
2010	308,864	343,278
2011	173,255	188,728

Total Recorded Investment	$3,407,107	$3,866,529

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In Thousands)	2012	2011
Balance at beginning of period	$66,881	$62,432
Charge-offs, net	(3,148)	(2,317)
Provision for loan losses	-	2,807
Deconsolidation adjustment	(4,578)	-

Balance at End of Period	$59,155	$62,922

During the three months ended March 31, 2012 and 2011, there were $3 million and $2 million of charge-offs, respectively, of residential loans that reduced our allowance for loan losses. These charge-offs arose from $10 million and $8 million of defaulted loan principal, respectively.

Residential Loans Collectively Evaluated for Impairment

We collectively evaluate most of our residential loans for impairment. The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Principal balance	$3,357,195	$3,815,010
Recorded investment	3,392,281	3,852,455
Related allowance	56,195	64,069

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at March 31, 2012 and December 31, 2011.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
March 31, 2012	$52,988	$9,969	$121,878	$3,207,446	$3,392,281
December 31, 2011	58,954	20,938	135,671	3,636,892	3,852,455

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

Residential Loans Individually Evaluated for Impairment

If we determine that a loan meets the criteria of a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended March 31, 2012 and 2011, was $15 million and $13 million, respectively. For the three months ended March 31, 2012, we recorded $110 thousand interest income on individually impaired loans. For the three months ended March 31, 2011, we recorded $41 thousand interest income on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Principal balance	$15,635	$14,837
Recorded investment	14,826	14,074
Related allowance	2,960	2,812

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at March 31, 2012 and December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
(In Thousands)
March 31, 2012	$1,873	$1,008	$2,011	$9,934	$14,826
December 31, 2011	768	2,222	2,026	9,058	14,074

Troubled Debt Restructurings

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, an increasing number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the three months ended March 31, 2012 and 2011, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; or, (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

The following table presents the details of the loan modifications determined to be TDRs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011
Troubled Debt Restructurings
Number of modifications	4	1
Pre-modification outstanding recorded investment	$1,713	$488
Post-modification outstanding recorded investment	1,799	508
Loan modification effect on Net Interest Income After Provision and Other MVA	(479)	(131)

Troubled Debt Restructurings that Subsequently Defaulted
Number of modifications	1	-
Recorded investment	$606	$-

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. Some of these loans are financed through the Acacia entities that we sponsor. The following table summarizes the classifications and carrying value of commercial loans at March 31, 2012 and December 31, 2011.

March 31, 2012
(In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,103	$12,103
Held-for-investment	178,415	-	178,415

Total Commercial Loans	$178,415	$12,103	$190,518

December 31, 2011
(In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,129	$12,129
Held-for-investment	157,726	-	157,726

Total Commercial Loans	$157,726	$12,129	$169,855

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. At March 31, 2012, there were three commercial loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $12 million. At December 31, 2011, there were three commercial loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $12 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Held-for-Investment

Commercial loans held-for-investment includes loans we originate and preferred equity investments we make or, in either case, acquire from third-parties. The loans are typically mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Principal balance	$182,803	$158,847
Unamortized discount, net	(3,506)	(513)

Recorded investment	179,297	158,334
Allowance for loan losses	(882)	(608)

Carrying Value	$178,415	$157,726

At March 31, 2012, there were 19 commercial loans held-for-investment with an outstanding principal value of $183 million and a carrying value of $178 million. Of the $179 million of recorded investment in commercial loans held-for-investment at March 31, 2012, 15% was originated in 2012, 68% was originated in 2011, 17% was originated in 2010, and less than 1% was acquired in 2004. At December 31, 2011, there were 15 commercial loans held-for-investment with an outstanding principal value of $159 million and a carrying value of $158 million. Of the $158 million of recorded investment in commercial loans held-for-investment at December 31, 2011, 81% was originated in 2011, 19% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In Thousands)	2012	2011
Balance at beginning of period	$608	$-
Charge-offs, net	-	-
Provision for loan losses	274	-

Balance at End of Period	$882	$-

Commercial Loans Collectively Evaluated for Impairment

We recorded an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At March 31, 2012 and December 31, 2011, all of the commercial loans collectively evaluated for impairment were current and were

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Principal balance	$182,803	$158,847
Recorded investment	179,297	158,334
Related allowance	882	608

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the three months ended March 31, 2012 and 2011.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at March 31, 2012 and December 31, 2011.

March 31, 2012			Total
(In Thousands)	Redwood	Acacia	Securities
Residential	$1,002,681	$172,022	$1,174,703
Commercial	5,838	63,611	69,449
CDO	64	17,940	18,004

Total Real Estate Securities	$1,008,583	$253,573	$1,262,156

December 31, 2011			Total
(In Thousands)	Redwood	Acacia	Securities
Residential	$744,281	$175,062	$919,343
Commercial	5,445	37,923	43,368
CDO	1,010	18,116	19,126

Total Real Estate Securities	$750,736	$231,101	$981,837

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and the Acacia entities, and classify them as trading securities. The unpaid principal balance of these trading securities was $1.03 billion and $1.11 billion at March 31, 2012 and December 31, 2011, respectively. The following table presents trading securities by collateral type and ownership entity at March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
(In Thousands)	Redwood	Acacia	Total	Redwood	Acacia	Total
Senior Securities
Residential prime	$21,865	$3,290	$25,155	$-	$3,019	$3,019
Residential non-prime	19,675	87,135	106,810	20,608	88,280	108,888
Commercial	-	11,644	11,644	-	11,216	11,216

Total Senior Securities	41,540	102,069	143,609	20,608	102,515	123,123

Subordinate Securities
Residential prime	401	32,340	32,741	343	31,718	32,061
Residential non-prime	87	49,257	49,344	130	52,045	52,175
Commercial	-	51,967	51,967	-	26,707	26,707
CDO	14	17,940	17,954	960	18,116	19,076

Total Subordinate Securities	502	151,504	152,006	1,433	128,586	130,019

Total Trading Securities	$42,042	$253,573	$295,615	$22,041	$231,101	$253,142

AFS Securities

The following table presents our available-for-sale securities by collateral type at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Senior Securities
Residential prime	$436,783	$278,240
Residential non-prime	255,279	255,724
Commercial	-	-

Total Senior Securities	692,062	533,964

Re-REMIC Securities	154,661	119,366

Subordinate Securities
Residential prime	105,788	58,717
Residential non-prime	8,142	11,153
Commercial	5,838	5,445
CDO	50	50

Total Subordinate Securities	119,818	75,365

Total AFS Securities	$966,541	$728,695

Of the senior securities shown above at March 31, 2012 and December 31, 2011, $181 million and $175 million, respectively, of prime securities and $152 million and $150 million, respectively, of non-prime securities were financed through a non-recourse resecuritization entity, as discussed in Note 4.

We often purchase AFS securities at a discount to their outstanding principal values. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we generally do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

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

At March 31, 2012, there were $4 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2012 and December 31, 2011.

Carrying Value of AFS Securities

March 31, 2012
(In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,342,104	$43,226	$7,244	$1,392,574
Credit reserve	(235,618)	(33,668)	(7,244)	(276,530)
Net unamortized discount	(238,533)	(5,651)	-	(244,184)

Amortized cost	867,953	3,907	-	871,860
Gross unrealized gains	107,687	2,182	50	109,919
Gross unrealized losses	(14,987)	(251)	-	(15,238)

Carrying Value	$960,653	$5,838	$50	$966,541

December 31, 2011
(In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,148,952	$50,499	$10,717	$1,210,168
Credit reserve	(242,261)	(43,012)	(10,717)	(295,990)
Net unamortized discount	(235,833)	(3,554)	-	(239,387)

Amortized cost	670,858	3,933	-	674,791
Gross unrealized gains	85,360	1,702	50	87,112
Gross unrealized losses	(33,018)	(190)	-	(33,208)

Carrying Value	$723,200	$5,445	$50	$728,695

The following table presents the changes for the three months ended March 31, 2012, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended March 31, 2012	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$-
Amortization of net discount	-	(8,200)	-	(85)	-	27
Realized credit losses	(14,122)	-	(7,273)	-	(3,500)	-
Acquisitions	6,682	35,606	-	-	-	-
Sales, calls, other	(5,558)	(18,572)	-	-	-	-
Impairments	221	-	111	-	-	-
Transfers to (release of) credit reserves	6,134	(6,134)	(2,182)	2,182	27	(27)

Ending Balance - March 31, 2012	$235,618	$238,533	$33,668	$5,651	$7,244	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Credit Characteristics of AFS Securities

Of the $236 million of credit reserve on our residential securities at March 31, 2012, $47 million was related to residential senior securities, $64 million was related to residential re-REMIC securities, and $125 million was related to residential subordinate securities. The loans underlying our residential senior securities totaled $17 billion at March 31, 2012, and consisted of $11 billion prime and $6 billion non-prime credit quality at time of origination. Serious delinquencies at March 31, 2012, were 11.30% of outstanding principal balances. The loans underlying all of our residential re-REMIC securities totaled $8 billion at March 31, 2012, and were all prime credit quality at time of origination. Serious delinquencies at March 31, 2012 were 10.08% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $21 billion at March 31, 2012, and consisted of $20 billion prime and $1 billion non-prime. Serious delinquencies at March 31, 2012, were 5.67% of outstanding principal balances.

The loans underlying our commercial subordinate securities totaled $8 billion at March 31, 2012, and consist primarily of office (30%), retail (37%), and multifamily (13%) loans. Serious delinquencies (60+ days, in foreclosure or REO) at March 31, 2012 were 5.8% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at March 31, 2012 and December 31, 2011.

March 31, 2012	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$246,518	$(8,297)	$238,221	$61,538	$(6,690)	$54,848
Commercial	887	(94)	793	1,095	(157)	938
CDO	-	-	-	-	-	-

Total Securities	$247,405	$(8,391)	$239,014	$62,633	$(6,847)	$55,786

December 31, 2011	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$242,595	$(21,976)	$220,619	$75,245	$(11,042)	$64,203
Commercial	151	(38)	113	1,090	(152)	938
CDO	-	-	-	-	-	-

Total Securities	$242,746	$(22,014)	$220,732	$76,335	$(11,194)	$65,141

At March 31, 2012, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 402 AFS securities, of which 102 were in an unrealized loss position and 27 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2011, our consolidated balance sheet included 425 AFS securities, of which 139 were in an unrealized loss position and 26 were in a continuous unrealized loss position for twelve consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at March 31, 2012.

Significant Valuation Assumptions

Range for Securities
March 31, 2012	Prime	Non-prime	Commercial
Prepayment rates	4 - 15%	3 - 15%	N/A
Loss severity	17 - 56%	19 - 61%	33 - 50%
Projected losses	0 - 37%	6 - 41%	2 - 8%

The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. Total credit OTTI for the three months ended March 31, 2012 and 2011 was less than $1 million and $3 million, respectively. Total non-credit OTTI for the three months ended March 31, 2012 and 2011 was less than $1 million and $1 million, respectively. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at March 31, 2012 and 2011.

Activity of Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2012	2011
Balance at beginning of period	$78,126	$121,016
Additions
Initial credit impairments	106	14
Subsequent credit impairments	-	181
Reductions
Securities sold, or expected to sell	-	(12,317)
Securities with no outstanding principal at period end	(4,534)	(7,946)

Balance at End of Period	$73,698	$100,948

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In Thousands)	2012	2011
Gross realized gains - sales	$7,784	$7,313
Gross realized gains - calls	113	132
Gross realized losses - sales	(1,600)	(3,358)
Gross realized losses - calls	-	(223)

Total Realized Gains on Sales and Calls of AFS Securities, net	$6,297	$3,864

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at March 31, 2012 and December 31, 2011. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

March 31, 2012	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$-	$-	$815	$5,589	$815	$5,589
TBAs	963	195,000	-	-	963	195,000
Swaptions	293	50,000	-	-	293	50,000
Interest rate caps	-	-	1,114	706,400	1,114	706,400

Total Assets	$1,256	$245,000	$1,929	$711,989	$3,185	$956,989

Liabilities - Cash Flow Hedges
Interest rate swaps	$(40,557)	$145,000	$-	$-	$(40,557)	$145,000
Liabilities - Risk Management Derivatives
Interest rate swaps	(3,130)	107,500	(59,703)	544,167	(62,833)	651,667
TBAs	(236)	117,000	-	-	(236)	117,000
Futures	(200)	288,000	-	-	(200)	288,000

Total Liabilities	$(44,123)	$657,500	$(59,703)	$544,167	$(103,826)	$1,201,667

December 31, 2011	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$-	$-	$857	$5,595	$857	$5,595
Futures	47	126,000	-	-	47	126,000
Interest rate caps	-	-	1,469	704,400	1,469	704,400

Total Assets	$47	$126,000	$2,326	$709,995	$2,373	$835,995

Liabilities - Cash Flow Hedges
Interest rate swaps	$(54,353)	$165,000	$-	$-	$(54,353)	$165,000
Liabilities - Risk Management Derivatives
Interest rate swaps	(5,270)	189,500	(62,695)	558,968	(67,965)	748,468
TBAs	(5,060)	492,000	-	-	(5,060)	492,000
Futures	(186)	180,000	-	-	(186)	180,000

Total Liabilities	$(64,869)	$1,026,500	$(62,695)	$558,968	$(127,564)	$1,585,468

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

Risk Management Derivatives

To offset, to varying degrees, the changes in the value of mortgage products to which we have exposure, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at March 31, 2012, we were party to interest rate agreements with an aggregate notional amount of $157 million, TBA contracts sold with a notional amount of $312 million, and financial futures contracts with an aggregate notional amount of $288 million. Net market valuation adjustments on these derivatives were negative $3 million and positive $2 million for the three months ended March 31, 2012 and 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $3 million and negative $1 million for the three months ended March 31, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. For the three months ended March 31, 2012, these hedges increased in value by $13 million, which was recorded as an increase to accumulated other comprehensive income, a component of equity. During the first quarter of 2012, we exited swaps with an aggregate notional balance of $20 million that had been previously designated against certain consolidated liabilities. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $53 million at March 31, 2012 and $67 million at December 31, 2011. For both the three months ended March 31, 2012 and 2011, we reclassified $1 million of unrealized losses on derivatives to interest expense. We estimate that we will reclassify $1 million of unrealized losses to interest expense during each quarter of 2012.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2012 and 2011.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net interest expense on cash flow interest rate agreements	$(1,516)	$(1,538)
Realized net expense due to net ineffective portion of hedges	(39)	(1)
Realized net losses reclassified from other comprehensive income	(1,036)	(1,064)

Total Interest Expense	$(2,591)	$(2,603)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. To mitigate this risk, we enter into

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the Federal Reserve Bank of New York as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated A or higher by a Nationally Recognized Statistical Rating Organization (NRSRO). We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

At March 31, 2012, Redwood had outstanding derivative agreements with eight bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At March 31, 2012, Redwood was in compliance with International Swaps and Derivatives Association (ISDA) agreements governing its open derivative positions. At March 31, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at March 31, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood.

Note 10. Other Assets

Other assets at March 31, 2012 and December 31, 2011, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2012	December 31, 2011
REO	$5,498	$5,669
Fixed assets and leasehold improvements	1,104	2,048
Margin posted, net	52,072	71,976
Mortgage servicing rights	1,562	-
Investment receivable	7,478	1,741
Income tax receivables	4,684	4,741
Prepaid expenses	1,179	1,706
Other	2,568	381

Total Other Assets	$76,145	$88,262

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at March 31, 2012 was $5 million, which includes the net effect of $3 million related to transfers into REO during 2012, offset by $2 million of REO liquidations, a $1 million reduction related to the deconsolidation of five Sequoia securitization entities, and less than $1 million of negative market valuation adjustments. At March 31, 2012, there were 38 REO properties recorded on our consolidated balance sheet, all of which were owned at Sequoia. At December 31, 2011, there were 43 REO properties recorded on our consolidated balance sheet, all of which were owned at Sequoia. Properties located in Ohio, Michigan, Georgia, and California accounted for 75% of our REO properties at March 31, 2012.

Margin posted, net, resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

Mortgage Servicing Rights

During the first quarter of 2012, we transferred an aggregate of $743 million (principal balance) of residential loans to two Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. In conjunction with these transfers, we recorded $2 million of MSRs at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $208 million original principal balance of loans transferred

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 10. Other Assets — (continued)

to these securitizations. At March 31, 2012, the principal balance of the loans underlying our MSRs was $206 million.

The following table presents activity for residential first-lien MSRs for the three months ended March 31, 2012.

(In Thousands)	Three Months Ended March 31, 2012
Balance at beginning of period	$-
Additions:
Servicing from securitizations	1,579
Changes in fair value:
Due to changes in assumptions (1)	-
Other changes in fair value (2)	(17)

Balance at End of Period	$1,562

(1)	Principally reflects changes in discount rates and prepayment assumptions, mostly due to changes in interest rates.

(2)	Reflects the changes in fair value due to the impact (collection) of expected cash flows (customer payments) received during the period.

We do not service residential loans, and instead employ a licensed subservicer to handle all servicing functions for loans underlying our MSRs. The following table presents the income and expense associated with our MSRs, as well as the additional items that compose Mortgage Banking Activities, net on our consolidated income statement for the three months ended March 31, 2012.

(In Thousands)	Three Months Ended March 31, 2012
Servicing income, net:
Contractually specified servicing fees	$14
Servicing expense	(4)

Servicing income, net	10

Net valuation losses from MSRs	(17)
Net valuation losses from economic hedges	(3,056)
Net gains on mortgage loan securitizations	7,365

Mortgage Banking Activities, Net	$4,302

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2012, Redwood had outstanding agreements with 10 bank counterparties and we were in compliance with all of the related covenants. The table below summarizes the outstanding balances of short-term debt at March 31, 2012 and December 31, 2011 by the type of collateral securing the debt.

	March 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$136,861	$400,000	11/2012
Real estate securities	8	304,104	-	4/2012 - 2/2013
Secured line of credit	1	-	10,000	8/2012

Total	11	$440,965

	December 31, 2011
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$307,149	$400,000	11/2012
Real estate securities	4	120,907	-	1/2012 - 2/2012
Secured line of credit	1	-	10,000	8/2012

Total	7	$428,056

Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. They are uncommitted and mature within a year. For the three months ended March 31, 2012, the average balance of short-term debt was $362 million, with a weighted average interest cost of 2.02%. For the three months ended March 31, 2011, the average balance of short-term debt was $48 million, with a weighted average interest cost of 1.52%. At both March 31, 2012 and December 31, 2011, accrued interest payable on short-term debt was $0.6 million.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
(In Thousands)	Amount Borrowed	Weighted Average Interest	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest	Weighted Average Days Until Maturity
Residential loan collateral	$136,861	1.84%	238	$307,149	1.93%	322
Real estate securities collateral	304,104	1.95%	46	120,907	1.88%	31

Total Short-Term Debt	$440,965	1.92%	105	$428,056	1.92%	240

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Within 30 days	$226,960	$105,607
31 to 90 days	65,776	15,300
Over 90 days	148,229	307,149

Total Short-Term Debt	$440,965	$428,056

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also include some interest-only classes with coupons set at a fixed rate or a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

In 2011, we securitized $671 million of loans through our Sequoia program and issued $640 million of ABS to third parties. In July 2011, we transferred $365 million of residential securities into a resecuritization, with $245 million of ABS issued to third-parties. The components of ABS issued by consolidated securitization entities we sponsored at March 31, 2012 and December 31, 2011, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2012
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,247,757	$2,877,361	$207,173	$6,332,291
Interest-only certificates	15,896	-	-	15,896
Unamortized premium	1,180	-	-	1,180
Unamortized discount	(5,149)	-	-	(5,149)
Fair value adjustment, net	-	(2,640,436)	-	(2,640,436)

Total ABS Issued	$3,259,684	$236,925	$207,173	$3,703,782

Range of weighted average interest rates, by series	0.38% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	34	10	1

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,697,894	$2,884,967	$219,551	$6,802,412
Interest-only certificates	16,904	-	-	16,904
Unamortized premium	1,280	-	-	1,280
Unamortized discount	(5,655)	-	-	(5,655)
Fair value adjustment, net	-	(2,675,586)	-	(2,675,586)

Total ABS Issued	$3,710,423	$209,381	$219,551	$4,139,355

Range of weighted average interest rates, by series	0.39% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	39	10	1

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of ABS issued will often occur earlier than its stated maturity. At March 31, 2012, $3.7 billion of ABS issued ($6.3 billion principal balance) had contractual maturities of over five years and $48 million of ABS issued ($48 million principal balance) had contractual

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

maturities of one to five years. Amortization of the resecuritization and Sequoia deferred ABS issuance costs was less than $1 million for both the three months ended March 31, 2012 and 2011.

The following table summarizes the accrued interest payable on ABS issued at March 31, 2012 and December 31, 2011. Interest due on Sequoia and resecuritization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2012	December 31, 2011
Sequoia	$3,576	$3,978
Acacia	2,852	2,894
Resecuritization	52	42

Total Accrued Interest Payable on ABS Issued	$6,480	$6,914

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2012 and December 31, 2011.

Collateral for Asset-Backed Securities Issued

	March 31, 2012
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,347,952	$12,103	$-	$3,360,055
Real estate securities	-	268,063	332,291	600,354
REO	5,498	-	-	5,498
Restricted cash	243	15,452	-	15,695
Accrued interest receivable	7,155	1,959	940	10,054

Total Collateral for ABS Issued	$3,360,848	$297,577	$333,231	$3,991,656

	December 31, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,799,648	$12,129	$-	$3,811,777
Real estate securities	-	246,212	324,705	570,917
REO	5,669	-	-	5,669
Restricted cash	287	14,600	-	14,887
Accrued interest receivable	7,786	2,065	961	10,812

Total Collateral for ABS Issued	$3,813,390	$275,006	$325,666	$4,414,062

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.86% and 2.60% for the three months ended March 31, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% and 6.85% for the three months ended March 31, 2012 and 2011, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 13. Long-Term Debt — (continued)

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.86% and 2.60% for the three months ended March 31, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.88% and 6.85% for the three months ended March 31, 2012 and 2011, respectively. The earliest optional redemption date without a penalty is July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both March 31, 2012 and December 31, 2011, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At March 31, 2012, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. Operating lease expense was less than $1 million for both the three months ended March 31, 2012 and 2011.

The following table presents our future lease commitments at March 31, 2012.

Future Lease Commitments by Year

(In Thousands)	March 31, 2012
2012	$1,393
2013	1,779
2014	1,820
2015	1,776
2016	1,518
2017 and thereafter	2,213

Total	$10,499

In the third quarter of 2011, we entered into a new lease agreement for our executive office. The new lease, which goes into effect in the second quarter of 2012, will recast our existing lease obligations at that time and expire in 2018. The remaining payments required under both the current and new lease will be recognized as office rent expense on a straight-line basis over the respective lease terms. In the fourth quarter of 2011, we also relocated our New York office and entered into a new lease agreement. This lease expires in 2015 and accounts for approximately ten percent of our future lease obligation.

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. The unamortized leasehold improvement balance was less than $1 million and $1 million, respectively, at March 31, 2012 and December 31, 2011. For both the three months ended March 31, 2012 and 2011, we recognized leasehold amortization expense of less than $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $28 million. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $3.1 million. We believe that this case is without merit

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $41 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at March 31, 2012, had a remaining outstanding principal balance of approximately $149 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

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

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three months ended March 31, 2012 and 2011.

Stockholders’ Equity

	Three Months Ended March 31,
(In Thousands)	2012	2011
Balance at beginning of period	$892,584	$1,064,753
Net income attributable to Redwood Trust, Inc.	30,463	18,165
Distributions to shareholders	(20,232)	(20,124)
Unrealized gains on securities and derivatives, net	55,007	9,773
Other changes in equity, net	4,435	2,244

Balance at End of Period	$962,257	$1,074,811

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011.

(In Thousands)	March 31, 2012	December 31, 2011
Net unrealized gains on real estate securities	$94,682	$53,904
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(52,826)	(67,055)

Total Accumulated Other Comprehensive Income	$41,856	$(13,151)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2012 and 2011.

Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2012	2011
Basic Earnings Per Common Share:
Net income attributable to Redwood	$30,463	$18,165
Less: Dividends and undistributed earnings allocated to participating securities	999	551

Net income allocated to common shareholders	$29,464	$17,614

Basic weighted average common shares outstanding	78,397,359	78,027,840
Basic Earnings Per Common Share	$0.38	$0.23

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$30,463	$18,165
Less: Dividends and undistributed earnings allocated to participating securities	815	584

Net income allocated to common shareholders	$29,648	$17,581

Basic weighted average common shares outstanding	78,397,359	78,027,840
Net effect of dilutive equity awards	1,494,654	1,343,936

Diluted weighted average common shares outstanding	79,892,013	79,371,776

Diluted Earnings Per Common Share	$0.37	$0.22

For the three months ended March 31, 2012 and 2011, there were 1,494,654 and 1,343,936, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three months ended March 31, 2012 and 2011, the number of outstanding equity awards that were antidilutive totaled 456,242 and 669,229, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2012, there were no shares acquired under the plan. At March 31, 2012, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 16. Equity Compensation Plans

At March 31, 2012 and December 31, 2011, 394,404 and 298,634 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $18 million at March 31, 2012, as shown in the following table.

	Three Months Ended March 31, 2012
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,792	$13,563	$5,514	$-	$20,869
Equity grants	-	17	246	-	165	428
Equity grant forfeitures	-	-	(794)	(528)	-	(1,322)
Equity compensation expense	-	(176)	(1,535)	(424)	(41)	(2,176)

Unrecognized Compensation Cost at End of Period	$-	$1,633	$11,480	$4,562	$124	$17,799

At March 31, 2012, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At both March 31, 2012 and December 31, 2011, there were 380,779 fully vested stock options outstanding. There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2012. For the three months ended March 31, 2012 and 2011, there were no stock options exercised.

Restricted Stock

At March 31, 2012 and December 31, 2011, there were 151,972 and 184,409 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2016. There were no restricted stock awards granted during the three months ended March 31, 2012.

Deferred Stock Units

At March 31, 2012 and December 31, 2011, there were 2,448,541 and 2,476,171 DSUs outstanding, respectively, of which 1,243,153 and 1,068,283, respectively, had vested. There were 33,792 DSUs granted during the three months ended March 31, 2012. During the three months ended March 31, 2012, there were 61,422 DSUs forfeited related to an employee departure. During the three months ended March 31, 2012, there were no DSUs or cash distributions to participants in the Executive Deferred Compensation Plan (EDCP). Unvested DSUs at March 31, 2012 will vest through 2016.

Performance Stock Units

At March 31, 2012 and December 31, 2011, there were 546,714 and 592,479 PSUs outstanding, respectively, none of which had vested. These PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (Three-Year TSR). The number of underlying shares of our common stock that will vest during 2013 and 2014 will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted, adjusted (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period. During the three months ended March 31, 2012, there were 45,764 PSUs forfeited related to an employee departure.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 16. Equity Compensation Plan — (continued)

Employee Stock Purchase Plan

The ESPP allows a maximum of 200,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2012 and December 31, 2011, 162,663 and 152,212 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2012 and 2011 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2012	2011
Fixed compensation expense	$5,035	$4,144
Variable compensation expense	2,594	599
Equity compensation expense	2,176	2,060

Total compensation expense	9,805	6,803
Systems	1,181	1,939
Office costs	1,741	1,740
Accounting and legal	1,117	636
Other operating expenses	790	396

Total Operating Expenses	$14,634	$11,514

Note 18. Taxes

For each of the three months ended March 31, 2012 and 2011, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2012 and 2011.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

Three Months Ended March 31,
	2012	2011
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(27.2) %	(41.1) %
Dividends paid deduction	(14.0) %	-

Effective Tax Rate	(0.0) %	0.1%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2011, State — years 2007 to 2011) and concluded at March 31, 2012 and December 31, 2011, that we had no material unrecognized tax liabilities.

Note 19. Subsequent Events

At March 31, 2012, we planned to purchase up to $63 million of residential mortgage loans previously originated by third parties. Of this amount, $29 million settled as of May 1, 2012. We expect further settlements to occur during the second quarter of 2012, subject to loan availability and delivery. In March 2012, we agreed to sell $98 million of residential mortgage loans to a third party. These sales are expected to settle in the second quarter.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in Part II, Item 1A of this Quarterly Report on Form 10-Q and those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our statements relating to opportunities to invest in residential securities, our belief that there will continue to be sufficient market liquidity for the types of residential securities investments that we are financing in part with short-term debt, our statement that, as the private mortgage market recovers and private securitization activity increases, we expect our portfolio of residential securities investments will shift back to predominantly unlevered investments in more credit sensitive subordinate securities; and our statements relating to how we might use various types of debt financing to finance residential securities investments in the future; (ii) our statements relating to the activities we engage in that we include in our references to our mortgage banking activities, including our statements relating to our future level of investment in mortgage servicing rights and the profitability of such investments, future sales of whole loans (other than through securitization transactions) and the profitability of such sales, and our expectation that these activities will be an ongoing source of income for us in the future; (iii) any statements relating to our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential securities and residential mortgage loans and our ability to compete to originate and acquire commercial debt investments; (iv) our statements relating to our future investment strategy and our ability to find investments with attractive risk return profiles, including, without limitation, statements relating to our efforts to acquire residential mortgage loans, make commercial loans, and make investments in residential securities in the secondary market; (v) our statement that our goal for 2012 is to invest a total of approximately $400 million of equity capital in third-party residential mortgage-backed securities, new Sequoia residential mortgage-backed securities, and commercial loans; (vi) our statement that we continue to target the purchase of $2 billion of residential mortgage loans in 2012, our statements relating to acquiring residential mortgage loans that we have identified for purchase or plan to purchase, including the amount of such loans that we planned to purchase or have identified for purchase at March 31, 2012 and April 30, 2012, and our statement that it is our intent to finance our residential mortgage loans held for sale primarily through the use of warehouse lines of credit; (vii) statements relating to future residential loan securitization and sale transactions, the timing of the completion of those future transactions, and the number and size of those transactions we expect to complete in 2012 and future periods, which future transactions may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future transactions of these types and our ability to finance residential loan acquisitions through the execution of these types of transactions, and the profitability of these transactions; (viii) our statement that we expect to recover an aggregate of $6 million of negative net assets (or equity) that relate to ten Sequoia securitization entities in future periods upon the retirement or deconsolidation of those entities; (ix) our statements relating to the cash flows we expect to receive from our investments; (x) our statements relating to our estimate of our available investment capacity (including that we estimate our available investment capacity was $183 million at March 31, 2012) and our statement that we believe this level of investment capacity should be sufficient for investment activity we expect over the next two quarters; (xi) any statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets (e.g., the CMBS market), and the related potential opportunities for our residential and commercial businesses; (xii) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, household formation and demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations; (xiii) our beliefs about the future direction of commercial real estate fundamentals and statements regarding the competitive landscape for, and availability of, financing for commercial real estate and our beliefs about whether trends in these areas are positive for our business (including our statements that we believe that mezzanine lending opportunities will continue to drive our commercial investment activity for the next few quarters); (xiv) our statements relating to the future potential competitive advantages of our commercial origination and investment platform, including that this platform could potentially generate fees and other income by originating and distributing senior mortgage loans to a wide network of investors, and our statement that our plan for our commercial platform includes developing appropriate financing sources; (xv) our statements that we expect an increase in our commercial investment activity in the second quarter of 2012, that we believe we are still on pace to originate between $200 and $300 million in commercial loans in 2012; (xvi) our statement that part of our plan for the commercial business includes developing appropriate financing alternatives with various counterparties that could take the form of repurchase facilities, warehouse lines, and non-recourse securitized financing; (xvii) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xviii) any statements relating to our expectations regarding future interest income and net interest income, future earnings, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends, including that we expect the level of operating expense in the second quarter of 2012 to be similar to the level of operating expense in the first quarter of 2012; (ixx) our expectations and estimates relating to tax accounting and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $130 million of credit losses on securities to be realized over time).

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

Our investments in commercial loans and other forms of commercial real estate financing generally result from our origination of subordinate financing for commercial real estate. Subordinate financing for commercial real estate can take the form of mezzanine loans or subordinate mortgage loans and can also take the form of preferred equity interests in special purpose entities that own commercial real estate. In addition to directly originating commercial loans and directly providing preferred equity financing, we may invest in commercial loans and financing originated by others (including through ownership of commercial mortgage-backed securities). We refer to our commercial mezzanine loans and preferred equity investments collectively as commercial loans.

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

Throughout our history we have sponsored other investment entities that include a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the Fund), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was invested in real estate securities and the Acacia entities are primarily invested in a variety of real estate related assets. We are not currently seeking to sponsor other entities like the Fund or the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction (the Resecuritization) primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these securitization entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

For tax purposes, we are structured as a REIT. As a REIT, we are able to pass through substantially all of our earnings to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Business Update — First Quarter 2012

We had a productive first quarter of 2012. For the quarter, we generated attractive economic returns and reported GAAP earnings of $0.37 per share, some of which was driven by our accounting elections related to our residential business. We paid a first quarter dividend of $0.25 per share, while REIT taxable income was $0.13 per share. As discussed in the Cash and Cash Equivalents section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our cash from loans, securities, and investments of $74 million in the first quarter of 2012 was in excess of the $50 million of combined interest on debt, dividends, and cash operating expenses we paid during the quarter.

We invested $136 million of equity capital during the first quarter of 2012 to acquire $311 million of investments (and used $175 million of short-term debt in financing for new investments). Market conditions were generally favorable during the first quarter, allowing us to recover much of the market value declines we saw in our securities portfolio during the fourth quarter of 2011. Operationally, we expanded the scale and capabilities of our residential business. Our commercial business, while continuing to make opportunistic investments, is evolving towards the broader based lending platform we envisioned.

Our GAAP book value increased to $12.22 per share in the first quarter of 2012 from $11.36 per share at the end of the fourth quarter of 2011. The following table displays the changes in GAAP book value per share for the three months ended March 31, 2012 and December 31, 2011.

Table 1 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	March 31, 2012	December 31, 2011
Beginning book value per share	$11.36	$12.22
Net income (loss)	0.37	(0.03)
Dividends	(0.25)	(0.25)
Unrealized gains (losses) on hedges	0.18	(0.03)
Unrealized gains (losses) on securities	0.52	(0.56)
Other, net	0.04	0.01

Ending Book Value per Share	$12.22	$11.36

Investment and Portfolio Sales Activity

During the first quarter of 2012, we focused much of our efforts on efficiently deploying excess capital at attractive returns while growing our residential and commercial businesses. Highlights of the quarter included investments in two new Sequoia securitizations, four newly originated commercial loans and one commercial loan acquisition, and additional secondary investments in more liquid senior securities that were largely financed through repurchase facilities. The following table summarizes our investment activity for the first quarter of 2012 and the fourth quarter of 2011.

Table 2 Quarterly Investment Activity

	Three Months Ended
(In Millions)	March 31, 2012	December 31, 2011
Residential investments
New Sequoia RMBS	$61	$-
Third-Party RMBS	223	38
Short-term debt	(175)	(15)

Net residential investments	109	23
Commercial investments	27	60

Net Capital Invested	$136	$83

Our overall investment pace for the first quarter is on pace to meet our objective of investing approximately $400 million of equity capital in third-party Residential Mortgage-Backed Securities (RMBS), new Sequoia RMBS, and commercial loans during 2012. In addition to new investment acquisition activity, we sold $53 million of third-party RMBS for GAAP gains of $6 million.

Residential Loan Business

We continued to make steady progress growing our residential mortgage loan business in the first quarter of 2012, which was highlighted by the two securitizations of residential mortgage loans that we completed; one in January of $416 million and the other in March of $328 million. Our GAAP gains on these two securitizations totaled $7 million, while our economic gains (which take into account our hedging costs) were closer to $4 million. Contributing to the profitability of the transactions was a combination of tighter credit spreads on the senior securities issued, lower subordination levels, and lower hedging costs.

The securitization transaction we completed in March included two important features that are reflective of a more mature, fully functioning securitization market. First, six weeks prior to the transaction, we entered into an agreement with the underwriter of the transaction to sell forward the underlying triple-A securities. This reduced our hedging timeframe and costs and enabled us to lock in credit spreads. We are hopeful that we can replicate this type of agreement for future transactions. Second, the underwriter structured the triple-A tranche to create three different time tranched triple-A securities. We believe this refinement tailors cash flows and yields to meet different senior investor needs, thus improving liquidity for triple-A securities. It is also notable that the average mortgage rate charged to prime borrowers in this transaction was only about 50 basis points higher than the mortgage rate a borrower could obtain on a government-backed conforming balance loan. The pre-crisis historical average was a spread of approximately 25 basis points. While we are not yet back to the historical spread levels, the trend is encouraging, especially considering the fact that we are the only repeat RMBS issuer since the financial crisis.

In anticipation of our next securitization, at March 31, 2012, we held $301 million of residential loans and had identified another $282 million that we plan to purchase. At April 30, 2012, we held $331 million and had identified another $394 million that we plan to purchase. We currently expect our next securitization to occur late in the second quarter or possibly early in the third quarter. While our residential loan business continues to face headwinds from sustained government involvement in mortgage finance and from commercial banks that are flush with liquidity and bidding aggressively for high-quality jumbo loans, we believe we are gaining momentum - adding new sellers each quarter (with 22 active sellers at March 31, 2012 and 28 at April 30, 2012), for an anticipated 30 to 40 active sellers by year end. We continue to target completing four to six securitizations and to purchase $2 billion of loans in 2012.

Initially, our residential loan business activities were primarily centered on acquiring 15 and 30 year fixed rate loans for sale through private securitization. While we continue to push our securitization efforts, we have broadened our loan products and distribution capabilities to include direct whole loan sales to banks, life companies, or other whole loan buyers. The decision to sell whole loans versus securitizing 100% of the loans that we buy is based on changing market dynamics and continued strong demand for whole loans by commercial banks. Currently, demand has been strong for high quality hybrid adjustable-rate loans, which are a good fit for bank balance sheets. We expect to complete bulk sales of hybrid adjustable rate loans in the second quarter of 2012 and generate modest gains. In addition, we are now in the process of renewing our relationships with the GSEs and intend to add conforming loans to our product menu.

At the end of the first quarter of 2012, we owned the servicing rights to $304 million of prime-quality jumbo residential loans that were sourced through our residential loan business. We earn fees from these servicing rights, but do not service any loans in-house, nor do we currently plan to do so. Instead, we retain a nationally recognized sub-servicer. The recent decline in the market value of servicing rights - from an historic range of roughly 5 to 6 times the annual servicing fee to approximately 2 to 3 times today - has piqued our interest in an investment in servicing rights. In our opinion, major bank servicers have recently reduced their interest in owning servicing rights in the face of a deluge of existing servicing issues to work through, a refined focus limiting servicing retention to their retail customers, and upcoming capital limitations under Basel III. Whether this decline is a secular or temporary phenomenon has not yet been determined. In any event, we are positioned and stand ready to acquire attractively priced jumbo servicing rights, and potentially GSE conforming servicing rights down the road.

Commercial Loan Business

Progress in our commercial business continued during the first quarter of 2012 as we originated four additional commercial loans totaling $20 million and acquired one for $7 million. This increased our investment portfolio to 19 loans totaling $178 million at March 31, 2012. These loans have been originated and structured in connection with third parties originating over $1 billion of new commercial mortgages on higher quality, stabilized properties. Additionally, in April 2012, we originated one $5 million mezzanine loan on a multifamily property. We recently added key personnel with expertise in the multifamily and capital markets segments of commercial investing, coinciding with our increased activity in those sectors. While the pace of our investment activity slowed from the fourth quarter of 2011, we expect an increase in activity later in the second quarter of 2012 based on opportunities that we have identified through April 2012.

We believe that mezzanine lending opportunities will continue to drive commercial investment activity for the next few quarters. Longer term, we are also focused on growing our franchise value through a commercial origination and investment platform that includes originating senior and mezzanine loans together. We believe that offering a one-stop financing solution for our target borrowers will be a strong competitive advantage of our franchise. It could also potentially generate fees and other income by distributing the senior loans through a wide network that includes CMBS, banks, life insurance companies, and the GSEs. Ultimately, we hope to help fill a growing capital void in the commercial mortgage market while also leveraging our internal skill set, broad sourcing relationships, and willingness to hold long-term commercial investments on our balance sheet. Part of our plan for the commercial business includes developing appropriate financing alternatives with various counterparties that could take the form of repurchase facilities, warehouse lines, and non-recourse securitized financing.

Looking ahead, we plan to continue originating commercial loans and preferred equity investments and exploring financing options for our commercial portfolio to potentially enhance its return. Currently our portfolio generates a gross yield in excess of 10% and is funded entirely with equity capital. We continue to expect to originate between $200 million and $300 million of commercial investments in 2012, and as this dynamic business evolves we will continue to seek the best way to maximize value for shareholders.

Residential Portfolio Business

The first quarter of 2012 - at least until late March – could be characterized by the “risk-on” tone observed in the broader equity markets. Mortgage related investments followed cues from equities and generally increased in price throughout the quarter as credit spreads narrowed, with many senior RMBS meeting or exceeding the performance of corporate and other fixed income securities. Our securities portfolio in particular largely recovered the $0.56 per share decline in market value observed in the fourth quarter of 2011, rallying $0.52 per share in the first quarter as pricing improved.

We took advantage of the relative strength of the RMBS market and sold $53 million of somewhat illiquid securities during the first quarter of 2012. Our intention is to actively manage our portfolio and these sales were consistent with our efforts to more efficiently invest our capital as we grow our residential and commercial businesses. In April 2012, the market for RMBS and CMBS remained relatively stable, allowing us to invest another $12 million (net of repo borrowings) of equity capital in third-party RMBS. We remain focused on managing credit-sensitive securities in our portfolio that could be particularly susceptible to adverse performance should the economy begin to slow once again. As always, our decision to sell or hold investments will be primarily focused on prevailing market conditions, any associated credit concerns, and capital allocation decisions.

In the first quarter of 2012, we continued employing what we believe to be prudent amounts of short-term recourse financing against our securities portfolio in order to free up equity capital for additional long-term investments. As to whether this represents a new business strategy or a fundamental shift in our more recent approach to favoring term or permanent financing for investments, in short, the answer is that our use of a combination of short-term debt and equity to finance these investments does not represent a new strategy or fundamental shift in our views on liquidity. We have previously used short-term financing on securities and our current use reflects the investment opportunities that are available at the current time. As the private mortgage market recovers and private securitization activity increases, we expect that our investment portfolio will shift back to predominantly unlevered investments in more credit-sensitive subordinate securities. Most of these RMBS are senior securities that are of the type that have been actively sought by banks, REITs, insurance companies, and hedge funds (an important consideration in taking into account the liquidity risk associated with using short-term debt financing). We believe there will continue to be sufficient market liquidity for these types of RMBS investments.

As we utilize short-term debt to capitalize on what we have described in prior quarters as a diminishing opportunity to source seasoned senior RMBS at attractive levels, we continue to set aside additional capital as part of our management of the liquidity risks associated with recourse financing. To the extent this securities portfolio grows to a sufficient size, we would look to obtain term financing for our investments through the use of a non-recourse structured debt facility, such as the resecuritization of senior residential securities we completed in July 2011. At March 31, 2012, our residential securities portfolio totaled $1 billion and was financed with a combination of $304 million of short-term debt, $207 million of non-recourse resecuritization debt, and $489 million of equity capital.

Outlook

We are actively managing and positioning our residential and commercial businesses for growth in an environment where no one knows exactly how the new world of mortgage finance will evolve. We expect it will look very different from the pre-crisis days, and thus have been building residential and commercial business foundations that are not only solid bases for growth, but also provide the optionality to adapt as the mortgage market evolution unfolds. We like our current competitive position, and are focused on maintaining and growing our business relationships and brand through a team with the right skill sets to advance our business strategy.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $30 million ($0.37 per share) for the first quarter of 2012, as compared to $18 million ($0.22 per share) for the first quarter of 2011. We declared regular quarterly dividends of $0.25 per share for both the first quarters of 2012 and 2011.

The following table presents the components of our GAAP net income for the three months ended March 31, 2012 and 2011.

Table 3 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2012	2011
Interest income	$58,740	$54,333
Interest expense	(30,655)	(21,972)

Net interest income	28,085	32,361
Provision for loan losses	(274)	(2,807)
Other market valuation adjustments, net	(628)	(5,740)

Net interest income after provision and other market valuation adjustments	27,183	23,814
Mortgage banking activities, net	4,302	-
Operating expenses	(14,634)	(11,514)
Realized gains, net	13,620	3,864
Provision for income taxes	(8)	(14)
Less: Net loss attributable to noncontrolling interest	-	(2,015)

Net Income	$30,463	$18,165

Diluted weighted average common shares outstanding	79,892,013	79,371,776
Net earnings per share	$0.37	$0.22

The $12 million increase in net income was primarily a result of improving interest income as we continue to invest in our residential and commercial businesses, positive results from mortgage banking activities that include gains from two residential loan securitizations that offset our hedging costs, lower provision expense at consolidated Sequoia entities, and gains associated with the sale of securities and the deconsolidation of certain Sequoia securitization entities.

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other MVA

Net interest income after provision and Other MVA was $27 million for the first quarter for 2012, as compared to $24 million for the first quarter of 2011, an increase of $3 million. This increase was primarily due to lower other MVA of $5 million, and lower provision expense of $2 million, which was partially offset by a decrease in net interest income of $4 million.

As part of our first quarter 2012 assessment of the allowance for loan losses for consolidated Sequoia entities, we observed that delinquencies and defaults appeared to be stabilizing after some seasonal effects in the fourth quarter of 2011, indicating to us that the allowance is currently adequate for expected charge-offs. In addition, we are actively assessing certain legacy Sequoia entities for deconsolidation where we have recorded loan loss provisions that meet or exceed our GAAP investment in the entities. This assessment addresses excess GAAP provisions but is grounded in the economics of maintaining our investments in each entity versus selling them. In the first quarter, we deconsolidated five legacy Sequoia entities and realized $7 million of gains that were comprised of both recoveries of excess provisions as well as cash raised by selling our interests in these entities. To the extent that the economics remain favorable, our bias will be to potentially transfer our interests and possibly deconsolidate additional legacy Sequoia entities that may otherwise require us to record future GAAP provisions in excess of our investments at risk.

The following table details the components of Other MVA for both the three months ended March 31, 2012 and 2011.

Table 4 Components of Other MVA

	Three Months Ended March 31,
(In Thousands)	2012	2011
Residential loans, held-for-sale	$93	$3
Commercial loans, at fair value	11	219
Trading securities	34,165	19,916
Impairments on AFS securities	(332)	(2,622)
REO	18	(918)
Other derivative instruments, net	(2,529)	1,799
ABS issued - Acacia	(32,053)	(24,137)

Total Other Market Valuation Adjustments, Net	$(628)	$(5,740)

Other market valuation adjustments, net, were less than negative $1 million for the first quarter of 2012, as compared to negative $6 million for the first quarter of 2011, an improvement of $5 million. This improvement was due to a $14 million increase in the market value of trading securities, a $2 million lower impairment expense on securities, and a $1 million lower REO expense. These increases were partially offset by higher valuations on our ABS issued of $8 million.

Mortgage Banking Activities, Net

During the first quarter of 2012, we engaged in a number of new activities related to our residential operations that were reported in a new income statement line item titled “Mortgage Banking Activities, net”. This line reflects what we believe to be the most significant operating activities of our residential loan business, notably the expenses associated with hedging activity associated with this business and any associated gain or loss on the completion of our securitizations accounted for as sales for GAAP. We shifted to a sale accounting framework for Sequoia securitizations completed in the first quarter of 2012 and expect to continue to use this framework for most future securitizations. This had the effect of our recognizing, upon securitization, any gain or loss associated with acquiring and securitizing loans, as opposed to recognizing those amounts through net interest income over the life of the securitization, which is what GAAP requires for securitizations that are accounted for as financings and consolidated on our books. This change had an immediate impact on our first quarter 2012 results, as we were able to offset substantially all of the hedging expenses we had incurred in the fourth quarter of 2011 relating to our January securitization, as the increased price of the securitized loans resulted in a higher gain on sale. Unfortunately, we cannot be sure that future securitizations transactions will occur so soon after hedging expenses are incurred or that they will offset these expenses. Therefore, we will likely continue to experience timing differences, to varying degrees, between the quarterly income and expenses we report relating to our residential loan business.

Also, as a result of completing securitizations accounted for as sales in the first quarter, we recorded mortgage servicing rights assets for the first time and we will also be recording any income, gain, or loss relating to servicing rights in the new Mortgage Banking Activities, net line item. These rights are included with certain loans we have acquired and are recognized as distinct assets to the extent we retain the rights but sell or transfer the associated loans into a securitization accounted for as a sale. Finally, we expect to report income associated with selling whole loans in the second quarter of 2012 and for these and any future whole loan sales, we plan to record the related gains or losses through Mortgage Banking Activities, net. We currently expect these residential loan business related activities to become an ongoing source of income for us in the future.

As a result of this new presentation, “Realized Gains, net” will continue to show nonrecurring amounts for items such as sales of securities, that are not generated by our ongoing business, but are more episodic or opportunistic in nature. We believe this change will help readers of our financial statements better distinguish between the recurring business activities we undertake through our residential and commercial businesses and nonrecurring items that may otherwise make evaluating our financial results difficult.

Realized Gains, Net

Realized gains, net, were $14 million for the first quarter of 2012, a $10 million increase from the first quarter of 2011. During the first quarter of 2012, we sold $52 million of AFS securities for a gain of $6 million and deconsolidated five previously-issued Sequoia securitizations for a gain of $7 million. The following table details the components of realized gains, net, for the three months ended March 31, 2012 and 2011.

Table 5 Realized Gains, Net

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net gains on sales of real estate securities	$6,184	$3,955
Net gains on extinguishment of debt	313	-
Net gains on calls of real estate securities	113	(91)
Gain on deconsolidation	7,010	-

Total Realized Gains, Net	$13,620	$3,864

Operating Expenses

Operating expenses were $15 million for the first quarter of 2012, as compared to $12 million for the first quarter of 2011. The increase was primarily due to an increase in employee headcount and compensation costs, as non-compensation expenses remained relatively stable.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable income was $8.3 million ($0.11 per share) for the first quarter of 2012, as compared to taxable income of $5 million ($0.06 per share) for the first quarter of 2011. Our estimated REIT taxable income was $10.4 million ($0.13 per share) for the first quarter of 2012, as compared to REIT taxable income of $7 million ($0.09 per share) for the first quarter of 2011. Total realized credit losses on subordinate securities for the first quarters of 2012 and 2011 were $10.4 million ($0.13 per share) and $15 million ($0.19 per share), respectively.

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

Summary of Financial Condition, Capital Resources, and Liquidity

At March 31, 2012, our total capital was $1.1 billion, including $962 million in stockholders’ equity and $140 million of long-term debt. At March 31, 2012, our estimate of our available investment capacity was $183 million. Based on our current expectation for new investment activity, we believe this excess capacity should be sufficient for investment activity we expect over the next two quarters. If and when the time comes to raise capital, our approach will be based on what we believe to be in the best interest of shareholders. Our capital raising efforts could include freeing up additional capital internally, the issuance of corporate debt or preferred equity, or the issuance of common equity.

Components of Book Value

The following supplemental components of book value table presents our assets and liabilities at March 31, 2012, and December 31, 2011. We show our investments in the New Sequoia and Other Consolidated Entities as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 6 Components of Book Value

(In Millions, Except per Share Data)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$150	$267
Loans
Residential	303	395
Commercial	178	158

Total loans at Redwood	481	553
Real estate securities at Redwood
Residential - Third party (1)	941	744
Residential - Sequoia	62	-
Commercial	6	6
CDO	-	1

Total real estate securities at Redwood	1,009	751
Investments in New Sequoia Entities	47	49
Investments in Other Consolidated Entities	40	42
Other assets	81	91
Total assets	1,808	1,752
Short-term debt	(441)	(428)
Long-term debt	(140)	(140)
Asset-backed securities issued - Resecuritization (1)	(207)	(220)
Other liabilities	(58)	(72)

Stockholders’ Equity	$962	$893

Book Value Per Share	$12.22	$11.36

(1)

The assets and liabilities of the Resecuritization are included in “Real estate securities at Redwood - Residential - Third Party” and “Asset-backed securities issued – Resecuritization”, respectively, although these assets and liabilities are owned by the Resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the Resecuritization entity. At March 31, 2012, the Resecuritization accounted for $332 million of real estate securities and $207 million of asset-backed securities issued and our investment in this Resecuritization is reflected in the difference between these assets and liabilities.

Changes in Book Value and Estimated Non-GAAP Economic Value

During the first quarter of 2012, our GAAP book value increased by $0.86 per share to $12.22 per share. The net increase resulted from a $0.37 per share increase from reported earnings, a $0.52 per share increase in net positive valuation increases on securities not reflected in earnings, an $0.18 per share increase in value of derivative hedges related to long-term debt not reflected in earnings, and $0.04 per share increase from other net positive items, less $0.25 per share from dividends paid to shareholders

At March 31, 2012, our estimate of non-GAAP economic value was $13.18 per share, or $0.96 per share higher than our reported GAAP book value. Approximately $0.93 of this per share difference relates to an economic valuation of our long-term debt of $67 million, which was $73 million below the unamortized cost basis used to determine GAAP book value. An additional $0.10 per share relates to an economic valuation of our net investment in Sequoia of $95 million, which was $8 million above the unamortized cost basis used to determine GAAP book value. These amounts were offset by $0.07 per share relating to an economic valuation of our net investment in the resecuritization we engaged in during the third quarter of 2011 that was $5 million above the unamortized cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Securitization Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At March 31, 2012, we had $150 million in cash and cash equivalents, as compared to $267 million at December 31, 2011, a decrease of $117 million. The decrease was primarily attributable to acquisition of residential mortgage loans and securities, originations of commercial loans, and repayments of warehouse debt, offset by cash raised from two Sequoia securitizations and an increase in short-term debt, net.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three months ended March 31, 2012 and December 31, 2011, in a manner consistent with the way management analyzes them. This table illustrates our cash balances at March 31, 2012, December 31, 2011, and September 30, 2011 (each a GAAP amount), and organizes the components of sources and uses of cash (non-GAAP amounts) by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 7 Sources and Uses of Cash

	Three Months Ended
(In Millions)	March 31, 2012	December 31, 2011
Beginning Cash Balance	$267	$133
Business cash flow (1)
Loans, securities, and investments (2)	74	60
Operating expenses	(12)	(10)
Resecuritization interest expense	(14)	(14)
Interest expense on other borrowed funds	(4)	(3)
Dividends (3)	(20)	(39)

Net business cash flow	24	(6)

Investment-related cash flow
Acquisition of residential loans	(660)	(175)
Origination/acquisition of commercial loans	(27)	(60)
Acquisition of securities, net (4)	(166)	(35)
Investments in Redwood-issued securitizations	(61)	-

Total investment-related cash flow	(914)	(270)

Financing and other cash flow
Proceeds from securitization	753	-
Proceeds from short-term debt, net	183	121
(Repayments of) proceeds from warehouse debt, net	(170)	307
Margin returned (posted), net	21	(15)
Derivative pair-off	(11)	(3)
Share repurchase	-	(4)
Changes in working capital	(3)	4

Net financing and other cash flow	773	410

Ending Cash Balance	$150	$267

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

(2)

Sources of cash from loans, securities, and investments includes the gross cash flow received from the securities that were included in the Resecuritization, and Resecuritization interest expense reflects payments in respect of ABS issued in that Resecuritization.

(3)	During the fourth quarter of 2011, we made two dividend payments due to our decision to change the payment date to coincide with the quarter in which the dividends are declared.

(4)

Total sales of securities in the first quarter of 2012 were $61 million. Securities sales of $6 million made in the first quarter of 2012 that settled in April are not reflected in Acquisitions of securities, net. Total acquisitions of securities in the first quarter of 2012 were $223 million. Securities acquisitions of $1 million made in the first quarter that settled in April are not reflected in Acquisitions of securities, net. There were no unsettled trades at December 31, 2011.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at March 31, 2012. We categorize our securities by portfolio vintage (the year(s) the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential, by quality of underlying loans — prime and non-prime.

Table 8 Securities at Redwood by Vintage and as a Percentage of Total Securities

March 31, 2012 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012	Total	% of Total Securities
Residential
Senior
Prime	$45	$183	$209	$22	$459	45%
Non-prime	105	164	6	-	275	27%

Total Senior	150	347	215	22	734	72%
Re-REMIC prime	3	56	96	-	155	15%
Subordinate
Prime	57	6	3	40	106	11%
Non-prime	8	-	-	-	8	1%

Total Subordinate	65	6	3	40	114	12%

Total Residential	218	409	314	62	1,003	99%
Commercial	5	1	-	-	6	1%
CDO	-	-	-	-	-	-

Total Securities at Redwood	$223	$410	$314	$62	$1,009	100%

During the first quarter of 2012, our securities portfolio increased $258 million to $1.01 billion. This increase is attributable to a $41 million increase in value of our securities, $284 million of acquisitions, partially offset by $47 million of sales and $20 million from the effect of principal repayments. Our first quarter acquisitions included $194 million of prime senior securities, $45 million of prime subordinate securities, $19 million of non-prime senior securities, and $26 million of re-REMIC securities. Through April 30, 2012, we acquired an additional $70 million and sold $27 million of securities at Redwood.

Derivatives at Redwood

At March 31, 2012, we had net derivative liabilities of $43 million, as compared with net derivative liabilities of $65 million at December 31, 2011. The following table presents the aggregate fair value derivative financial instruments held at Redwood at March 31, 2012 and December 31, 2011.

Table 9 Derivatives at Redwood

(In Thousands)	March 31, 2012	December 31, 2011
Assets - Risk Management Derivatives
TBAs	$963	$-
Futures	-	47
Swaptions	293	-

Total Derivative Assets	1,256	47

Liabilities - Cash Flow Hedges
Interest rate swaps	(40,557)	(54,353)
Liabilities - Risk Management Derivatives
Interest rate swaps	(3,130)	(5,270)
TBAs	(236)	(5,060)
Futures	(200)	(186)

Total Derivative Liabilities	(44,123)	(64,869)

Total Derivative Financial Instruments, Net	$(42,867)	$(64,822)

We are party to interest rate swaps, interest rate swaptions, “To Be Announced” (TBA) contracts sold, net, and financial futures that are generally utilized to (i) manage risks associated with residential loans we own or plan to acquire and securitize; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At March 31, 2012, we had net unrealized gains of $42 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $55 million increase from the net unrealized losses of $13 million at December 31, 2011. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the three months ended March 31, 2012.

Table 10 Accumulated Other Comprehensive Income

	Senior	Re-REMIC	Subordinate
(In Millions)	Residential	Residential	Residential	Commercial	CDO	Derivatives	Total
December 31, 2011	$21	$37	$(6)	$2	$-	$(67)	$(13)
OTTI recognized in OCI	-	-	-	-	-	-	-
Net unrealized gain on real estate securities	24	10	7	-	-	-	41
Net unrealized gain on interest rate agreements	-	-	-	-	-	13	13
Reclassification:
OTTI to net income	-	-	-	-	-	-	-
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	1	1

Accumulated Income (Loss) Recognized in Stockholders’ Equity at March 31, 2012	$45	$47	$1	$2	$-	$(53)	$42

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations currently flow — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The increase in benchmark interest rates during the first quarter of 2012 caused a $13 million increase in the value of these derivatives.

During the first quarter of 2012, $41 million of fair value increases on securities were recognized in net unrealized gains and $1 million of unrealized losses on interest rate agreements were reclassified into income.

Investments in Securitization Entities

The estimated carrying value of our investments in the Sequoia and Acacia securitization entities totaled $87 million, or 9% of our equity at March 31, 2012. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the first quarter of 2012, cash flow generated by our investments in these entities totaled $9 million.

Our investments in New Sequoia Entities and Other Consolidated Entities, as reported for GAAP, totaled $87 million at March 31, 2012 and consisted of IOs and subordinate securities. Management’s estimate of the non-GAAP economic value of our investments in these entities was $95 million. Of this amount, $49 million consisted of IOs and $46 million consisted of subordinate securities at New Sequoia Entities and Other Consolidated Entities.

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

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $67 million estimate of non-GAAP economic value of our long-term debt based on its stated interest rate using the same valuation process used to fair value our other financial assets and liabilities. The differences between the GAAP carrying value of our investments in Sequoia entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Securitization Entities.”

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent), New Sequoia Entities (Sequoia securitization entities consolidated and issued in 2010 and subsequent periods), and Other Consolidated Entities in order to supplement our consolidated GAAP results for the three months ended March 31, 2012 and 2011. The interest income and expense related to the resecuritization we engaged in during the third quarter of 2011 (the Resecuritization) are included at Redwood (Parent). Additionally, these tables present the New Sequoia Entities separately from Other Consolidated Entities to highlight our creation of residential credit investments since the beginning of 2010 through our Sequoia securitization platform. Other Consolidated Entities include Sequoia entities issued prior to 2010, Acacia entities, and the Fund.

Table 11 Consolidating Income Statements

	Three Months Ended March 31, 2012
(In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$31,769	$7,181	$19,790	$-	$58,740
Interest expense	(5,549)	(6,041)	(19,065)	-	(30,655)

Net interest income	26,220	1,140	725	-	28,085
Provision for loan losses	(274)	-	-	-	(274)
Other market valuation adjustments, net	(378)	-	(250)	-	(628)

Net interest income after provision and other market valuation adjustments	25,568	1,140	475	-	27,183
Mortgage banking activities, net	4,302	-	-	-	4,302
Operating expenses	(14,592)	(5)	(37)	-	(14,634)
Realized gains (losses), net	6,298	(39)	7,361	-	13,620
Income from New Sequoia Entities	1,096	-	-	(1,096)	-
Income from Other Consolidated Entities	7,799	-	-	(7,799)	-
Noncontrolling interest	-	-	-	-	-

Net income before provision for taxes	30,471	1,096	7,799	(8,895)	30,471
Provision for income taxes	(8)	-	-	-	(8)

Net Income	$30,463	$1,096	$7,799	$(8,895)	$30,463

	Three Months Ended March 31, 2011
(In Thousands)	Redwood (Parent)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Interest income	$28,085	$2,606	$23,642	$-	$54,333
Interest expense	(2,549)	(2,221)	(17,202)	-	(21,972)

Net interest income	25,536	385	6,440	-	32,361
Provision for loan losses	-	(6)	(2,801)	-	(2,807)
Market valuation adjustments, net	874	-	(6,614)	-	(5,740)

Net interest income (loss) after provision and market valuation adjustments	26,410	379	(2,975)	-	23,814
Operating expenses	(11,404)	-	(110)	-	(11,514)
Realized gains (losses), net	7,102	-	(3,238)	-	3,864
Income from New Sequoia Entities	379	-	-	(379)	-
Loss from Other Consolidated Entities	(4,308)	-	-	4,308	-
Noncontrolling interest	-	-	2,015	-	2,015

Net income (loss) before provision for taxes	18,179	379	(4,308)	3,929	18,179
Provision for income taxes	(14)	-	-	-	(14)

Net Income (Loss)	$18,165	$379	$(4,308)	$3,929	$18,165

At March 31, 2012, 68% of our consolidated assets and 81% of our consolidated liabilities were owned at consolidated Sequoia and Acacia entities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

The following table presents the components of our non-GAAP consolidating balance sheets at March 31, 2012.

Table 12 Consolidating Balance Sheet

March 31, 2012 (In Thousands)	Redwood (Parent) (1)	New Sequoia Entities	Other Consolidated Entities	Intercompany Adjustments	Redwood Consolidated
Residential loans	$303,106	$590,734	$2,757,218	$-	$3,651,058
Commercial loans	178,415	-	12,103	-	190,518
Real estate securities, at fair value
Trading securities	42,042	-	253,573	-	295,615
Available-for-sale securities	966,541	-	-	-	966,541
Cash and cash equivalents	149,558	-	-	-	149,558

Total earning assets	1,639,662	590,734	3,022,894	-	5,253,290
Investment in New Sequoia Entities	47,169	-	-	(47,169)	-
Investment in Other Consolidated Entities	39,864	-	-	(39,864)	-
Other assets	81,236	5,351	32,210	-	118,797

Total Assets	$1,807,931	$596,085	$3,055,104	$(87,033)	$5,372,087

Short-term debt	$440,965	$-	$-	$-	$440,965
Other liabilities	58,036	1,956	65,591	-	125,583
Asset-backed securities issued	207,173	546,960	2,949,649	-	3,703,782
Long-term debt	139,500	-	-	-	139,500

Total liabilities	845,674	548,916	3,015,240	-	4,409,830

Stockholders’ equity	962,257	47,169	39,864	(87,033)	962,257
Noncontrolling interest	-	-	-	-	-

Total equity	962,257	47,169	39,864	(87,033)	962,257

Total Liabilities and Equity	$1,807,931	$596,085	$3,055,104	$(87,033)	$5,372,087

(1)

The consolidating balance sheet presents the assets and liabilities of the Resecuritization under Redwood (Parent), although these assets and liabilities are owned by the Resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the Resecuritization entity. At March 31, 2012, the Resecuritization accounted for $332 million of available-for-sale securities and $207 million of asset-backed securities issued and our investment in this Resecuritization equals the difference between these assets and liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $26 million in both the first quarter of 2012 and 2011. The interest income and interest expense related to the Resecuritization are included in Redwood (Parent). The following table presents the components of net interest income after provision and other MVA at Redwood for the three months ended March 31, 2012 and 2011.

Table 13 Net Interest Income after Provision and Other MVA at Redwood (Parent)

	Three Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$3,418	$319,353	4.28%	$2,492	$204,847	4.87%
Commercial loans	5,153	169,433	12.17%	926	36,434	10.17%
Trading securities	2,534	30,773	32.94%	2,124	21,101	40.26%
Available-for-sale securities	20,646	758,500	10.89%	22,531	647,410	13.92%
Cash and cash equivalents	18	196,620	0.04%	12	64,333	0.07%

Total interest income	31,769	1,474,679	8.62%	28,085	974,125	11.53%
Interest Expense
Short-term debt	(1,827)	362,107	(2.02) %	(182)	47,976	(1.52) %
ABS issued	(1,346)	211,440	(2.55) %	-	-	-
Long-term debt (1)	(987)	138,264	(2.86) %	(900)	138,219	(2.60) %
Interest rate agreements (1)	(1,389)	138,264	(4.02) %	(1,467)	138,219	(4.25) %

Total interest expense	(5,549)	711,811	(3.12) %	(2,549)	186,195	(5.48) %

Net Interest Income	26,220			25,536
Provision for loan losses	(274)			-
Other MVA, net	(378)			874

Net Interest Income After Provision and Other MVA	$25,568			$26,410

(1)

Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt was 6.88% and 6.85% for the three months ended March 31, 2012 and 2011, respectively.

Net interest income after provision and other MVA was $26 million for the first quarter of 2012, a slight decrease from the first quarter of 2011. This decrease was primarily a result of a $1 million increase in negative market valuation adjustments. This decrease was partially offset by a modest increase in net interest income as interest income increased by $4 million due to higher average earning assets and was partially offset by $3 million in higher interest expense related to financing these assets.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $21 million and $23 million for the three months ended March 31, 2012 and 2011, respectively. The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2012 and 2011.

Table 14 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended March 31, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,551	$6,594	$13,145	$577,051	4.54%	4.57%	9.11%
Re-REMIC	2,911	(88)	2,823	87,001	13.38%	(0.40) %	12.98%
Subordinate	2,504	1,694	4,198	90,502	11.07%	7.49%	18.56%

Total Residential	11,966	8,200	20,166	754,554	6.34%	4.35%	10.69%
Commercial	395	85	480	3,946	40.04%	8.62%	48.66%
CDO	28	(28)	-	-	-	-	-

Total AFS Securities	$12,389	$8,257	$20,646	$758,500	6.53%	4.35%	10.88%

Three Months Ended March 31, 2011					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,123	$9,693	$15,816	$543,875	4.50%	7.13%	11.63%
Re-REMIC	1,570	(90)	1,480	32,648	19.24%	(1.10) %	18.14%
Subordinate	2,783	1,926	4,709	64,599	17.23%	11.93%	29.16%

Total Residential	10,476	11,529	22,005	641,122	6.54%	7.19%	13.73%
Commercial	456	36	492	6,288	29.01%	2.29%	31.30%
CDO	61	(27)	34	-	-	-	-

Total AFS Securities	$10,993	$11,538	$22,531	$647,410	6.79%	7.13%	13.92%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from available-for-sale securities at Redwood was $21 million in the first quarter of 2012, as compared to $23 million in the first quarter of 2011, a decline of $2 million. This decline was primarily due to declining yields on our portfolio as higher yielding, more credit sensitive investments paid down and were replaced with lower yielding, less credit sensitive investments.

Interest income from trading securities at Redwood was $3 million and $2 million for the three months ended March 31, 2012 and 2011, respectively. The $1 million increase in interest income was due to the increase in average balance of these securities, as we added three interest-only securities related to the Sequoia securitizations we sponsored during the first quarter of 2012. The increase in income from average balances was offset by a decline in yield as the value of these securities has appreciated over the past several quarters. Over time, changes in value of these securities will be recorded as other market valuation adjustments, net and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments.

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including those of the Resecuritization) on our consolidated statements of income for the three months ended March 31, 2012 and 2011.

Table 15 Other MVA at Redwood (Parent)

	Three Months Ended March 31,
(In Thousands)	2012	2011
Residential loans (held-for-sale)	$93	$3
Trading securities	(242)	(621)
Impairment on AFS securities	(332)	(1,003)
Risk management derivatives	103	2,500
REO	-	(5)

Total Other MVA, Net	$(378)	$874

Trading Securities and Derivatives

Market valuation adjustments on trading securities and derivatives were less than negative $1 million for the first quarter of 2012, as compared to net positive $2 million in the first quarter of 2011. Valuation changes of negative $3 million related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize are excluded from other market valuation adjustments and included in mortgage banking activities on our consolidated statements of income.

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

During the first quarter of 2012, we recognized an aggregate of less than $1 million of OTTI on AFS securities at Redwood. Of this amount, less than $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During the first quarter of 2011, we recognized an aggregate of $2 million of OTTI on AFS securities at Redwood. Of this amount, $1 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $1 million was recognized as a reduction in equity.

Mortgage Banking Activities

Mortgage banking activities include the components of the contribution to net income from our residential loan business activities. The following tables present the components of mortgage banking activities for the three months ended March 31, 2012.

Table 16 Mortgage Banking Activities at Redwood (Parent)

(Dollars in Thousands)	Three Months Ended March 31, 2012
Servicing income, net	$10
Net valuation losses from MSRs	(17)
Net valuation losses from economic hedges	(3,056)
Net gains on mortgage loan securitizations	7,365

Total Mortgage Banking Activities, Net	$4,302

Mortgage Servicing Rights

Mortgage banking activities, net includes the net servicing income earned from, and valuation increases related to, MSRs we have recognized on our consolidated balance sheet. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators or created through the transfer of the loans to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In the first quarter of 2012, we earned a net $10 thousand from these MSRs and at March 31, 2012, the fair value of these MSRs was $1.6 million. Although Redwood retains the rights to service certain loans we securitize or sell, we utilize a sub-servicer to perform these activities.

Hedging Market Valuation Adjustments Related to Mortgage Banking Activities

Net valuation losses from economic hedges include the changes in fair value of our risk management derivatives. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized through our Sequoia program. Under normal market conditions and assuming we have hedged well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would to varying degrees offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Gains Related to Mortgage Banking Activities

Net gains on mortgage loan securitizations during the first quarter of 2012 include the realized gain on the sale of loans to two Sequoia securitization entities we sponsor. Realized gains or losses on securitization include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs. Going forward, we expect our mortgage banking activities to include the gain or loss from the sale of loans, in addition to the gain or loss on securitization.

Impact of Mortgage Banking Activities on Redwood’s Operations

Excluded from the activities above is the net interest income that we earn from the loans we acquire for future sale or securitization. The net income from these loans is included as part of the interest income from residential loans at Redwood and the interest expense associated with the related borrowing costs from our warehouse facilities is included as part of the short-term debt expense at Redwood.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During 2011 and 2012, we continued to purchase newly originated residential loans through our residential loan business. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intend to transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. At March 31, 2012, residential loans held-for-sale at Redwood had an outstanding principal balance and carrying value of $303 million. There were no residential loans held-for-investment at March 31, 2012. The following table provides the activity of residential loans at Redwood during the three months ended March 31, 2012.

Table 17 Residential Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended March 31, 2012
Balance at beginning of period	$395,237
Acquisitions	660,008
Sales to Sequoia securitizations	(753,296)
Gain on sales	8,034
Principal repayments	(6,970)
Change in fair value, net	93

Balance at End of Period	$303,106

The following table details outstanding principal balances for these loans by product type at March 31, 2012.

Table 18 Characteristics of Residential Loans at Redwood (Parent)

March 31, 2012 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$209,137	4.10%
Hybrid	92,185	3.86%
ARM	1,623	1.83%

Total Outstanding Principal	$302,945	4.02%

Commercial Loans Held-for-Investment at Redwood (Parent)

At March 31, 2012, there were nineteen commercial loans held-for-investment with an outstanding principal balance of $183 million and a carrying value of $178 million. At March 31, 2012, our allowance for estimated loan losses inherent in our commercial loan portfolio totaled $0.9 million. On average, these loans have a maturity of over five years, unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 72% at origination, and a debt service coverage ratio at origination of 1.17X based on our underwritten cash flows.

The following table provides the activity of commercial loans held-for-investment during the three months ended March 31, 2012.

Table 19 Commercial Loans at Redwood (Parent) — Activity

(In Thousands)	Three Months Ended March 31, 2012
Balance at beginning of period	$157,726
Originations/acquisitions	26,888
Principal repayments	(6,091)
Discount amortization	166
Provision for loan losses	(274)

Balance at End of Period	$178,415

The following table details outstanding balances for these loans by product type at March 31, 2012.

Table 20 Commercial Loans Characteristics at Redwood (Parent)

March 31, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$45,944	25.13%
Hospitality	32,700	17.89%
Multi-family	42,617	23.31%
Retail	46,042	25.19%
Mixed-use	12,500	6.84%
Other	3,000	1.64%

Total Outstanding Principal	$182,803	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at March 31, 2012, we were party to interest rate agreements with an aggregate notional amount of $157 million, TBA contracts sold with an aggregate notional amount of $312 million, and financial futures with an aggregate notional amount of $288 million. Net market valuation adjustments on these derivatives were negative $3 million and positive $2 million for the three months ended March 31, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense we entered into interest rate swaps during 2010 and during the second quarter of 2011 with an aggregate notional balance of $145 million at March 31, 2012, of which $140 million is designated against our long-term debt and $5 million is designated against certain adjustable-rate securitization entity liabilities. We designated these derivatives as cash flow hedges. For the three months ended March 31, 2012 and 2011, these hedges increased in value by $13 million and $4 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity.

At March 31, 2012, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $53 million, a $14 million increase from the net unrealized loss of $67 million at December 31, 2011. During the first quarter of 2012, $1 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings, and $13 million of valuation increases associated with derivatives accounted for as cash flow hedges were recognized in other comprehensive income.

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

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at March 31, 2012, $181 million of prime securities and $152 million of non-prime securities were financed through the Resecuritization. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the three months ended March 31, 2012.

Table 21 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended March 31, 2012

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736
Acquisitions	213,358	26,135	44,543	-	-	284,036
Sales	(46,362)	(2,527)	(3,149)	-	(859)	(52,897)
Gains on sales and calls, net	4,386	1,994	(83)	-	-	6,297
Effect of principal payments	(17,714)	-	(2,728)	-	-	(20,442)
Change in fair value, net	25,362	9,693	5,492	393	(87)	40,853

Ending Fair Value	$733,602	$154,661	$114,418	$5,838	$64	$1,008,583

The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at March 31, 2012 and December 31, 2011.

Table 22 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

March 31, 2012 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012(1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$45	93%	$183	85%	$209	93%	$22	N/A	$459	89%
Non-prime	105	83%	164	74%	6	84%	-	-	275	78%

Total	150	86%	347	79%	215	92%	22	N/A	734	84%

Residential Re-REMIC	3	63%	56	64%	96	60%	-	-	155	61%

Residential Subordinate
Prime	57	39%	6	24%	3	12%	40	75%	106	43%
Non-prime	8	41%	-	-	-	-	-	-	8	24%

Total	65	39%	6	22%	3	8%	40	75%	114	40%

Commercial	5	18%	1	4%	-	-	-	-	6	14%

CDO	-	-	-	-	-	-	-	-	-	-

Total Securities at Redwood	$223		$410		$314		$62		$1,009

(1)	Prime senior residential securities originated in 2012 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is N/A.

December 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$31	88%	$188	79%	$59	85%	$-	-	$278	81%
Non-prime	97	80%	174	78%	6	81%	-	-	277	79%

Total	128	82%	362	79%	65	85%	-	-	555	80%

Residential Re-REMIC	2	56%	29	53%	88	54%	-	-	119	54%

Residential Subordinate
Prime	51	33%	5	19%	3	11%	-	-	59	28%
Non-prime	11	41%	-	-	-	-	-	-	11	27%

Total	62	34%	5	18%	3	11%			70	28%

Commercial	6	18%	-	-	-	-	-	-	6	18%

CDO	-	-	1	5%	-	-	-	-	1	5%

Total Securities at Redwood	$198		$397		$156		$-	-	$751

Residential Securities

At March 31, 2012, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (41%), adjustable-rate assets (22%), hybrid assets that reset within the next year (24%), hybrid assets that reset between 12 and 36 months (2%), and hybrid assets that reset after 36 months (11%).

The following tables present the components of carrying value at March 31, 2012 and December 31, 2011 for our residential securities.

Table 23 Carrying Value of Residential Securities at Redwood (Parent)

March 31, 2012 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$819,323	$252,941	$269,840
Credit reserve	(46,840)	(63,702)	(125,076)
Net unamortized discount	(125,294)	(81,817)	(31,422)

Amortized cost	647,189	107,422	113,342
Gross unrealized gains	53,063	47,465	7,159
Gross unrealized losses	(8,190)	(226)	(6,571)

Carrying value of AFS securities	692,062	154,661	113,930
Carrying value of trading securities	41,540	-	488

Total Carrying Value of Residential Securities	$733,602	$154,661	$114,418

December 31, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$691,165	$220,697	$237,090
Credit reserve	(44,342)	(60,563)	(137,356)
Net unamortized discount	(134,085)	(78,226)	(23,522)

Amortized cost	512,738	81,908	76,212
Gross unrealized gains	41,074	38,735	5,551
Gross unrealized losses	(19,848)	(1,277)	(11,893)

Carrying value of AFS securities	533,964	119,366	69,870
Carrying value of trading securities	20,608	-	473

Total Carrying Value of Residential Securities	$554,572	$119,366	$70,343

Senior Securities

The fair value of our senior AFS securities was equal to 84% of their principal balance at March 31, 2012, while our amortized cost was equal to 79% of the principal balance. The fair value of our senior securities accounted for as trading securities was $42 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $17 billion at March 31, 2012, consisting of $11 billion prime and $6 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2012 were 11.30% of current balances. Serious delinquencies were 9.27% of current balances for loans in prime pools and 14.79% of current balances for loans in non-prime pools at March 31, 2012.

Re-REMIC Securities

Our re-REMIC portfolio consists of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were less than $1 thousand of credit losses in our re-REMIC portfolio during the first quarter of 2012. We anticipate losses, which were included in our acquisition assumptions, and have provided for $64 million of credit reserves on the $253 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 61% of the principal balance of the portfolio at March 31, 2012, while our amortized cost was equal to 42% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $8 billion at March 31, 2012, and were all prime credit quality at time of origination. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2012 were 10.08% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 42% of the principal balance at March 31, 2012, while our amortized cost was equal to 42% of the principal balance. Credit losses totaled $14 million in our residential subordinate portfolio during the first quarter of 2012, as compared to $22 million of losses during the first quarter of 2011. We expect future losses will extinguish a large percentage of the outstanding principal of these securities, as reflected by the $125 million of credit reserves we have provided for on the $270 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $21 billion at March 31, 2012, consisting of $20 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (41%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2012 were 5.67% of current balances. Serious delinquencies were 5.24% of current balances for loans in prime pools and 13.12% of current balances for loans in non-prime pools at March 31, 2012.

Commercial Securities

At March 31, 2012, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $6 million at both March 31, 2012 and December 31, 2011. These securities provided credit enhancement on $8 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $488 million at March 31, 2012. Our credit reserve of $34 million on the current principal balance of $43 million at March 31, 2012, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by senior securities once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $7 million and $9 million in the three months ended March 31, 2012 and 2011, respectively, and were charged against our designated credit reserve.

Results of Operations and Earning Assets — New Sequoia Entities

Net interest income at New Sequoia Entities was $1.1 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. The following table presents the net interest income after provision at New Sequoia Entities for the three months ended March 31, 2012 and 2011.

Table 24 Net Interest Income After Provision at New Sequoia Entities

	Three Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$7,181	$617,983	4.65%	$2,606	$225,564	4.62%
Interest Expense
ABS issued	(6,041)	569,941	(4.24) %	(2,221)	197,758	(4.49) %

Net Interest Income	1,140			385
Provision for loan losses	-			(6)

Net Interest Income After Provision	$1,140			$379

Net Interest Income at New Sequoia Entities

During 2011, we transferred $671 million of fixed rate, first-lien, residential mortgage loans originated between 2009 and 2011 into two Sequoia securitization entities that we sponsored and consolidated for financial reporting purposes. At March 31, 2012, the weighted average current loan balance on these loans was $825,108. The weighted average FICO score for those securitized loans still outstanding at March 31, 2012, was 773 at origination and the weighted average original LTV ratio was 60%.

Voluntary prepayments of loans at the Sequoia entity issued in 2010 have been high due to an increase in borrower refinancing activity, largely as a result of declining interest rates since the middle of 2010. At March 31, 2012, $178 million of outstanding principal had prepaid since issuance and the constant prepayment rate (CPR) was 49% for the three months ended March 31, 2012. The annualized prepayment rate for the Sequoia entity issued in the first quarter of 2011 was 27% CPR in the first quarter of 2012, and 26% CPR for the Sequoia entity issued in the third quarter of 2011. At March 31, 2012, the current outstanding principal balance of loans at New Sequoia Entities totaled $590 million.

The following table provides details of residential loans activity at New Sequoia Entities during the three months ended March 31, 2012.

Table 25 Residential Loans at New Sequoia Entities — Activity

(In Thousands)	Three Months Ended March 31, 2012
Balance at beginning of period	$675,920
New securitization issuance	-
Principal repayments	(85,161)
Premium amortization	(25)
Provision for loan losses	-

Balance at End of Period	$590,734

Results of Operations — Other Consolidated Entities

The following table presents the net interest income (loss) after provision and other MVA at other consolidated entities for the three months ended March 31, 2012 and 2011. These entities include all consolidated Sequoia entities issued prior to 2010, the Acacia entities, and the Fund. Net interest income at other consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 26 Net Interest Income (Loss) After Provision and Other MVA at Other Consolidated Entities

	Three Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$12,780	$2,979,098	1.72%	$13,371	$3,351,214	1.60%
Commercial loans	193	12,112	6.37%	299	19,864	6.02%
Trading securities	6,814	240,796	11.32%	9,241	309,306	11.95%
Available-for-sale securities	-	-	-	728	22,280	13.07%
Cash and cash equivalents	3	15,165	0.08%	3	29,061	0.04%

Total interest income	19,790	3,247,171	2.44%	23,642	3,731,725	2.53%
Interest Expense
ABS issued - Sequoia	(8,841)	2,934,214	(1.21)%	(8,848)	3,289,456	(1.08) %
ABS issued - Acacia	(9,014)	208,281	(17.31)%	(7,218)	303,601	(9.51) %
Interest rate agreements - Sequoia	(174)	2,934,214	(0.02)%	(65)	3,289,456	(0.01) %
Interest rate agreements - Acacia	(1,036)	208,281	(1.99)%	(1,071)	303,601	(1.41) %

Total interest expense	(19,065)	3,142,495	(2.43)%	(17,202)	3,593,057	(1.92) %

Net Interest Income	725			6,440
Provision for loan losses	-			(2,801)
Other MVA, net	(250)			(6,614)

Net Interest (Loss) Income After Provision and Other MVA	$475			$(2,975)

Net Interest Income at Other Consolidated Entities

Net interest income at Other Consolidated Entities was $1 million in the first quarter of 2012, as compared to $6 million in the first quarter of 2011. The $5 million decline in net interest income is primarily the result of principal repayments or credit losses on the securities and loans at these entities as we have not acquired or otherwise added to our assets and liabilities at Other Consolidated Entities since 2008. The decline is also due to the sales of securities from the Fund during 2011. The decline in reported yield on trading securities is a result of the net appreciation in value of these assets since early 2010. This decline will be partially offset by a decline in other market valuation adjustments, net.

Other MVA at Other Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as other market valuation adjustments through our consolidated statements of income.

The following table shows the impact of other MVA and impairments at our other consolidated entities for the three months ended March 31, 2012 and 2011.

Table 27 Other MVA at Other Consolidated Entities

	Three Months Ended March 31,
(In Thousands)	2012	2011
Commercial loans, at fair value	$11	$219
Trading securities	34,406	20,537
Impairment on AFS securities	-	(1,619)
Risk management derivatives	(2,632)	(701)
ABS issued - Acacia	(32,053)	(24,137)
REO	18	(913)

Total Other MVA, Net	$(250)	$(6,614)

For the three months ended March 31, 2012, there were $1 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities. For the three months ended March 31, 2011, there were $4 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities; $2 million of impairments at the Fund; and $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities.

Loan Loss Provision at Legacy Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 included in Part I, Item I of this Quarterly Report on Form 10-Q.

During the first quarter of 2012, we sold variable interests in five Sequoia securitizations issued between 2001 and 2003 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these securitizations for financial reporting purposes. We deconsolidated $307 million of real estate loans and other assets and $307 million of ABS issued and other liabilities. The net effect of these transactions associated with this deconsolidation was a $7 million increase in realized gains, net, which was recorded to our consolidated statement of income for three months ended March 31, 2012. These gains were comprised of both recoveries of excess provisions as well as cash raised by selling our interests in these entities. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at March 31, 2012.

We did not record a provision for loan losses at legacy Sequoia entities (Sequoia securitizations issued prior to 2009 that we consolidate for financial reporting purposes) for the three months ended March 31, 2012, as compared to a provision of $3 million recorded for the three months ended March 31, 2011. The decrease in the provision was primarily attributable to the improved performance of our delinquent loan population. Net charge-offs were $3 million (or 0.11% of outstanding loan balances) for the three months ended March 31, 2012, as compared to $2 million (or 0.07% of outstanding loan balances) for the three months ended March 31, 2011. This resulted in a decrease of $3 million and an increase of $1 million in our allowance for loan losses for the three months ended March 31, 2012 and 2011, respectively. Charge-offs were generated by $10 million and $8 million of defaulted loan principal during the three months ended March 31, 2012 and 2011, respectively, for average implied loss severities of 33% and 29%, respectively.

The allowance for loan losses decreased to $59 million (or 2.12% of outstanding loan balances) at March 31, 2012, from $67 million (or 2.11% of outstanding loan balances) at December 31, 2011. Of the $8 million decrease in the allowance, $5 million of the decrease was associated with the deconsolidation of five Sequoia securitization entities and the remaining decrease of $3 million was directly attributable to charge-offs. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) decreased to $123 million (or 4.41% of outstanding loan balances) at March 31, 2012, from $137 million (or 4.34% of outstanding loan balances) at December 31, 2011. Of the $14 million decrease in the serious delinquent loan balance, $10 million of the decrease was attributable to the deconsolidation of loan assets and the remaining $4 million was directly attributable to a decrease in delinquencies in our remaining Sequoia securitization entities. While loans originated in Florida, Pennsylvania, Ohio, and Rhode Island accounted for 21% of total loans held by Sequoia entities, loans in these states made up 39% of the serious delinquent loan balance at March 31, 2012.

At March 31, 2012, we estimate that there were ten Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these ten consolidated entities was negative $6 million at March 31, 2012, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Earning Assets — Other Consolidated Entities

Real Estate Loans at Legacy Sequoia Entities

The following table provides details of residential loans activity at the legacy Sequoia securitization entities for the three months ended March 31, 2012.

Table 28 Residential Loans at Legacy Sequoia Entities — Activity

(In Thousands)	Three Months Ended March 31, 2012
Balance at beginning of period	$3,123,729
Deconsolidation adjustment	(304,851)
Principal repayments	(58,055)
Charge-offs, net	3,148
Transfers to REO	(5,740)
Premium amortization	(1,013)
Provision for loan losses	-

Balance at End of Period	$2,757,218

Loan Characteristics

The following table highlights principal balances for consolidated loans at legacy Sequoia entities by product type. First lien adjustable rate mortgage (ARM) loans comprise 95% of this portion of our consolidated Sequoia loan portfolio. Of the $118 million of hybrid loans held at Sequoia securitization entities at March 31, 2012, $55 million (or 47%) had reset as of March 31, 2012, and now act as ARM loans.

Table 29 Loan Characteristics at Legacy Sequoia Entities

March 31, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$2,630,205	94.52%
Hybrid (years to reset)
Reset	55,361	1.99%
0-4	48,685	1.75%
5-8	14,390	0.52%
Second Lien
ARM	34,005	1.22%

Total Outstanding Principal	$2,782,646	100.00%

At March 31, 2012, $2.54 billion of legacy Sequoia loans (91% of outstanding principal balances) were originated in 2005 or prior and have many years of demonstrated payment histories. At March 31, 2012, the weighted average FICO score (at origination) for our legacy Sequoia loans outstanding was 730 and the weighted average original LTV ratio was 67%.

The following chart presents the weighted average prepayment speeds of loans held at these Sequoia securitization entities over the past four years.

Prepayment speeds on ARM loans held at legacy Sequoia entities remained relatively low during the first three months of 2012 as one-month and six-month LIBOR rates remained low relative to historical averages. At March 31, 2012, LIBOR ARM loans at legacy Sequoia entities had a weighted average coupon of 1.77%, and hybrid loans at legacy Sequoia entities had a weighted average coupon of 3.86%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of March 31, 2012, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Real Estate Securities at Other Consolidated Entities

The following table provides information on the activity at the other consolidated entities for the three months ended March 31, 2012.

Table 30 Securities at Other Consolidated Entities — Activity

Three Months Ended March 31, 2012

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$91,299	$83,763	$37,923	$18,116	$231,101
Transfers between portfolios	-	27	-	-	27
Effect of principal payments	(2,013)	(3,536)	(288)	(244)	(6,081)
Change in fair value, net	1,139	1,343	25,976	68	28,526

Ending Fair Value	$90,425	$81,597	$63,611	$17,940	$253,573

In addition to the $254 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $14 million of ABS issued by Sequoia securitization entities, and $12 million in commercial loans at March 31, 2012.

Derivative Financial Instruments at Acacia Securitization Entities

At March 31, 2012, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $1.26 billion and a net aggregate fair value of negative $58 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not legal obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through other market valuation adjustments, net, in our consolidated statements of income.

At March 31, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at March 31, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood. Subsequent to March 31, 2012, there was an early termination event with respect to an ISDA agreement at an additional Acacia entity due to that additional Acacia entity’s failure to make a required swap payment.

Capital Resources and Liquidity

Set forth below is a discussion of our short- and long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

At March 31, 2012, we had $441 million of short-term debt outstanding. For the three months ended March 31, 2012, the average balance of short-term debt outstanding was $362 million, with a weighted average interest rate of 1.92%. For the three months ended March 31, 2012, the highest balance of our short-term debt outstanding was $510 million. In the ordinary course of our business, we may utilize short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire in anticipation of securitization, fund the origination of commercial loans, finance investments in securities and other investments, and otherwise fund our business and operations. At March 31, 2012, we had two residential loan warehouse facilities with a total outstanding debt balance of $137 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $400 million. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 12 months), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital.

In addition, at March 31, 2012, we had an aggregate outstanding short-term debt balance of $304 million under eight securities repurchase facilities (secured by securities with a fair market value of $422 million). The financing for each security financed under one of our securities repurchase facilities is limited in its initial duration to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. At March 31, 2012, we also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million). At December 31, 2011, we had $428 million of short-term debt outstanding. Of this $428 million, our residential warehouse lines provided for $307 million and our securities repurchase facilities provided for $121 million. At December 31, 2011, we also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million).

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

Asset-Backed Securities Issued at the Resecuritization Entity

In July 2011, Redwood transferred $365 million of residential securities into a resecuritization trust, with $245 million of ABS issued to third parties. At March 31, 2012, there were $332 million of securities owned at the resecuritization, which were funded with $207 million of ABS issued. Since resecuritization, the ABS issued has paid down $38 million.

Asset-Backed Securities Issued at Securitization Entities

At March 31, 2012, there were $3.35 billion of loans owned at Sequoia securitization entities, which were funded with $3.26 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. To date, credit losses have not yet been incurred on any of the senior securities issued by consolidated Sequoia securitization entities, although we expect that some of these senior securities may incur losses in the future, depending on the magnitude and timing of additional credit losses incurred on the underlying loans. At March 31, 2012, there were $254 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $237 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the three months ended March 31, 2012.

Table 31 ABS Issued Activity — Securitization Entities

Three Months Ended March 31, 2012

		Legacy
(In Thousands)	New Sequoia	Sequoia	Acacia	Total
Balance at beginning of period	$630,951	$3,079,472	$209,381	$3,919,804
Deconsolidation adjustment	-	(307,131)	-	(307,131)
New issuance, net of discount	96	-	-	96
Paydowns	(83,702)	(58,796)	(9,864)	(152,362)
Extinguishment of debt	38	(351)	-	(313)
Amortization	(423)	(470)	-	(893)
Valuation adjustments	-	-	37,408	37,408

Balance at End of Period	$546,960	$2,712,724	$236,925	$3,496,609

The following table presents our contractual obligations and commitments at March 31, 2012, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 32 Contractual Obligations and Commitments

March 31, 2012	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$441	$-	$-	$-	$441
Long-term debt	-	-	-	140	140
Anticipated interest payments on long-term debt	4	8	12	163	187
Accrued interest payable	1	-	-	-	1
Operating leases	2	4	3	2	11
Total Redwood Obligations and Commitments	$448	$12	$15	$305	$780

Obligations of Consolidated Entities
Consolidated ABS (1)	$-	$48	$-	$6,332	$6,380
Anticipated interest payments on ABS (2)	93	225	219	1,262	1,799
Accrued interest payable	6	-	-	-	6

Total obligations of Securitization Entities	99	273	219	7,594	8,185

Total Consolidated Obligations and Commitments	$547	$285	$234	$7,899	$8,965

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2012.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Sequoia Entities and at Redwood was $31 million at March 31, 2012. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $1 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Classified as Held-for-Sale

The majority of unsecuritized residential loans on our consolidated balance sheets is being held for future securitizations and is expected to be sold to non-consolidated entities. At the time of purchase, we may elect the fair value option for these loans or classify them as held-for-sale. For loans for which we have elected the fair value option, changes in fair values are recorded in other market valuation adjustments through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

Loans classified as held-for-sale are carried at the lower of their cost basis or fair value. If the fair value of loans classified as held-for-sale is lower than their cost basis, the difference is reported as a negative market valuation adjustment through mortgage banking activities, net on our consolidated statements of income.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income in our consolidated statements of changes in equity. Unrealized gains and losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize these amounts as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold assets, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments can lead to significant GAAP earnings volatility each quarter.

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

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2012 and 2011. For each of these periods, we had no undistributed REIT taxable income.

Table 33 Taxable Income

	Three Months Ended March 31,
(In Thousands)	2012 (1)	2011 (1)
REIT estimated taxable income	$10,361	$7,489
Estimated taxable REIT subsidiary loss	(2,051)	(2,560)

Total Estimated Taxable Income	$8,310	$4,929

Distributions to shareholders	$19,636	$19,535

(1)	Our tax results for the three months ended March 31, 2012 and 2011 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended March 31, 2012, was $8 million ($0.11 per share) and included $10 million in realized credit losses on investments. This compared to total taxable income for the three months ended March 31, 2011, of $5 million ($0.06 per share) that included $15 million in credit losses.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three months ended March 31, 2012 and 2011.

Table 34 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2012
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$38,027	$58,740	$(20,713)
Interest expense	(6,184)	(30,655)	24,471

Net interest income	31,844	28,085	3,759
Provision for loan losses	-	(274)	274
Realized credit losses	(10,437)	-	(10,437)
Other market valuation adjustments, net	-	(628)	628
Mortgage banking activities, net	11	4,302	(4,291)
Operating expenses	(13,103)	(14,634)	1,531
Realized gains, net	-	13,620	(13,620)
Provision for income taxes	(5)	(8)	3

Net Income	$8,310	$30,463	$(22,153)

Income per share	$0.11	$0.37	$(0.26)

	Three Months Ended March 31, 2011
(In Thousands, Except per Share Data)	Tax est.	GAAP	Differences
Interest income	$33,702	$54,333	$(20,631)
Interest expense	(2,810)	(21,972)	19,162

Net interest income	30,892	32,361	(1,469)
Provision for loan losses	-	(2,807)	2,807
Realized credit losses	(14,632)	-	(14,632)
Other market valuation adjustments, net	-	(5,740)	5,740
Mortgage banking activities, net	-	-	-
Operating expenses	(11,317)	(11,514)	197
Realized gains, net	-	3,864	(3,864)
Provision for income taxes	(14)	(14)	-
Less: Net loss attributable to noncontrolling interest	-	(2,015)	2,015

Net Income (Loss)	$4,929	$18,165	$(13,236)

Income per share	$0.06	$0.22	$(0.16)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2012, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $108 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended March 31, 2012 and 2011, we realized $10 million and $15 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2012 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $130 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At March 31, 2012, for GAAP we had a designated credit reserve of $276 million on our securities, and an allowance for loan losses of $60 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At March 31, 2012, the REIT had an estimated $100 million in capital loss carry-forwards ($1.27 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our current tax basis in these securities is $23 million. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we did experience fast prepayments on the loans underlying our IOs. More recently, prepayments on Sequoia entities issued prior to 2010 have been slowing, and our tax basis is now below the fair values for these IOs in the aggregate. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is written off, creating an ordinary loss at the call date.

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

Critical Accounting Policies

See the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the Company’s critical accounting policies.

Since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2011, any changes to our critical accounting policies or the methodologies or assumptions we apply under them are noted in Note 3 to the consolidated financial statements presented in this Quarterly Report on Form 10-Q. We also describe in Note 3 certain recent accounting pronouncements that will amend the critical accounting policies we apply in future periods.

Market Risks

We assume risks that are inherent to our business — including, but not limited to, credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk. We seek to manage such risks in a prudent manner designed to enhance our earnings and dividends while maintaining capital levels consistent with these risks. This section presents a general overview of market risks. Additional information concerning the risks we manage, how these risks change over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks, is further discussed above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Credit Risk

Integral to our core business is assuming credit risk through our ownership of residential and commercial loans and securities as well as through our reliance on business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis.

We manage our credit risks by analyzing the extent of the risk we are taking and reviewing whether we believe the appropriate underwriting criteria are met, and we utilize systems and staff to monitor the ongoing credit performance of each loan and security. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions, such as selling the affected investments, to mitigate potential losses. However, we may not always be successful in analyzing risks, reviewing underwriting criteria, foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a liquid market for the asset.

Residential Loans and Securities

Our residential loans and securities backed by residential loans are generally secured by real property. We believe that many of the residential loans we own and those underlying our securities are above-average in credit quality as compared to U.S. real estate loans in general, although there may nevertheless be significant credit losses related to these loans. Credit losses on real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens further than we have anticipated, credit losses could increase beyond levels that we have anticipated.

With respect to most of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults that can lead to additional credit losses.

We also own securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans and many of which are Alt-A quality loans (and a few are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets. We also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses.

Commercial Loans and Securities

The commercial loans we invest in are typically fixed-rate loans, the majority of which are interest-only loans that are generally subordinate to senior lien holders and are backed by a transaction sponsor or borrowing entity and not real property. The commercial securities we invest in are typically subordinate securities backed by first-lien commercial loans that credit enhance more senior securities backed by the same loans and may thus expose us to a more concentrated credit risk than other investors. In general, the loans we invest in or the loans backing securities that we credit enhance require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender. The ability of the borrower to pay us back at maturity is a function of the cash flows generated on the commercial property, as well as the general level of interest rates. If interest rates rise to an extent that the cash flows on the property are insufficient to cover a new loan that is sufficient to pay off our loan, we would be subject to credit losses at maturity.

Counterparties

In addition to residential and commercial subordinate securities, we own senior and other securities issued by securitization entities that are sponsored by others. A risk we face with respect to these securities is that we do not generally control or influence the underwriting, servicing, management, or loss mitigation with respect to these underlying loans.

We are also exposed to credit risk with respect to our business counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under short-term borrowing facilities and swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.

Interest Rate Risk

Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) on a consolidated basis that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be adversely affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.

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

Fair Value and Liquidity Risks

To fund our assets we may use a variety of debt alternatives in addition to equity capital that present us with fair value and liquidity risks. We manage these risks by maintaining what we believe to be adequate capital levels under our internal risk-adjusted capital and risk management policies and by ensuring we have a variety of financing facilities available to fund each of our assets.

Most residential loans we invest in are accumulated and sold to Sequoia securitization entities and thus, changes in the fair value of the loans, once securitized do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value may be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Most of the securities we invest in are funded with a combination of equity capital, secured financing or short-term debt facilities. To the extent we use equity capital or secured financing, we can significantly reduce our liquidity risks, however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of equity capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by among other things setting aside adequate capital and ensuring we have a variety of financing facilities available to fund these securities.

Under short-term borrowing facilities, swap and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our short-term borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility).

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2011.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will appeal or otherwise contest the dismissal, or file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $28 million. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $3.1 million. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at March 31, 2012, had a remaining outstanding principal amount of approximately $41 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at March 31, 2012, had a remaining outstanding principal balance of approximately $149 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007 for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the three months ended March 31, 2012. At March 31, 2012, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2012.

	Total Number of Shares Purchased	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	11,226 (1)	$10.18	-	4,005,985
February 1, 2012 – February 28, 2012	-	-	-	4,005,985
March 1, 2012 – March 31, 2012	-	-	-	4,005,985

Total	11,226	$10.18	-	4,005,985

(1)	The 11,226 shares repurchased during January 2012 represent shares acquired to satisfy tax withholding requirements on the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Applicable

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is furnished in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: May 8, 2012	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial and Accounting Officer)

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is furnished in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.