Form 10-Q
period 2012-06-30
REDWOOD TRUST INC
filed 2012-08-07
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: June 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	79,262,705 shares outstanding as of August 3, 2012

REDWOOD TRUST, INC.

2012 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2012	December 31, 2011

ASSETS

Residential loans, held-for-sale	$256,077	$395,237
Residential loans, held-for-investment	3,215,737	3,799,648
Commercial loans (includes $12,176 and $12,129 at fair value)	258,959	169,855
Real estate securities, at fair value	1,311,728	981,837
Cash and cash equivalents	69,519	267,176

Total earning assets	5,112,020	5,613,753

Restricted cash	18,512	14,987
Accrued interest receivable	15,850	15,840
Derivative assets	2,963	2,373
Deferred securities issuance costs	6,846	8,083
Other assets	90,108	88,262

Total Assets (1)	$5,246,299	$5,743,298

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$455,419	$428,056
Accrued interest payable	6,800	8,134
Derivative liabilities	114,473	127,564
Accrued expenses and other liabilities	15,056	8,105
Asset-backed securities issued (includes $244,073 and $209,381 at fair value)	3,563,873	4,139,355
Long-term debt	139,500	139,500

Total liabilities (1)	4,295,121	4,850,714

Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 79,262,828 and 78,555,908 issued and outstanding	793	786
Additional paid-in capital	1,705,711	1,697,979
Accumulated other comprehensive income (loss)	28,212	(13,151)
Cumulative earnings	551,273	501,283
Cumulative distributions to stockholders	(1,334,811)	(1,294,313)

Total stockholders’ equity	951,178	892,584
Noncontrolling interest	-	-

Total equity	951,178	892,584

Total Liabilities and Equity	$5,246,299	$5,743,298

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2012 and December 31, 2011, assets of consolidated VIEs totaled $3,844,607 and $4,408,350, respectively, and liabilities of consolidated VIEs totaled $3,626,035 and $4,209,124, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Interest Income
Residential loans	$21,243	$18,904	$44,622	$37,372
Commercial loans	5,534	1,800	10,881	3,025
Real estate securities	32,732	32,234	62,726	66,859
Cash and cash equivalents	14	17	35	32

Total interest income	59,523	52,955	118,264	107,288
Interest Expense
Short-term debt	(2,299)	(7)	(4,126)	(189)
Asset-backed securities issued	(24,203)	(21,251)	(50,655)	(40,675)
Long-term debt	(2,379)	(2,375)	(4,755)	(4,742)

Total interest expense	(28,881)	(23,633)	(59,536)	(45,606)

Net Interest Income	30,642	29,322	58,728	61,682
Reversal of (provision for) loan losses	1,340	(1,581)	1,065	(4,389)
Other market valuation adjustments	(5,146)	(9,681)	(5,382)	(12,799)
Other-than-temporary impairments (1)	(303)	(1,466)	(635)	(4,088)

Other market valuation adjustments, net	(5,449)	(11,147)	(6,017)	(16,887)

Net Interest Income After Provision and Other Market Valuation Adjustments	26,533	16,594	53,776	40,406
Mortgage banking activities, net	1,756	-	5,998	-
Operating expenses	(15,165)	(12,087)	(29,799)	(23,600)
Realized gains, net	6,995	5,834	20,615	9,699

Net income before provision for income taxes	20,119	10,341	50,590	26,505
Provision for income taxes	(592)	(14)	(600)	(28)

Net income	19,527	10,327	49,990	26,477
Less: Net income (loss) attributable to noncontrolling interest	-	888	-	(1,127)

Net Income Attributable to Redwood Trust, Inc.	$19,527	$9,439	$49,990	$27,604

Basic earnings per common share	$0.24	$0.12	$0.62	$0.34
Diluted earnings per common share	$0.24	$0.11	$0.61	$0.34
Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Basic weighted average shares outstanding	78,815,313	78,324,057	78,606,336	78,176,767
Diluted weighted average shares outstanding	78,815,313	79,477,504	79,965,406	79,425,360

(1)

For the three months ended June 30, 2012, other-than-temporary impairments were $411 of which $108 were recognized in Accumulated Other Comprehensive Income. For the three months ended June 30, 2011, other-than-temporary impairments were $2,655, of which $1,189 were recognized in Accumulated Other Comprehensive Income.

For the six months ended June 30, 2012, other-than-temporary impairments were $892 of which $257 were recognized in Accumulated Other Comprehensive Income. For the six months ended June 30, 2011, other-than-temporary impairments were $5,967, of which $1,879 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Net Income	$19,527	$9,439	$49,990	$27,604
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	1,374	(38,107)	42,075	(30,519)
Reclassification of other-than-temporary impairments to net income	337	579	414	2,349
Net unrealized loss on interest rate agreements	(16,453)	(5,418)	(3,260)	(1,528)
Reclassification of unrealized loss on interest rate agreements to net income	1,098	1,080	2,134	2,144

Total other comprehensive (loss) income	(13,644)	(41,866)	41,363	(27,554)

Total comprehensive income (loss)	5,883	(32,427)	91,353	50
Less: Comprehensive (loss) income attributable to noncontrolling interest	-	(375)	-	4,164

Comprehensive Income (Loss) Attributable to Redwood Trust, Inc.	$5,883	$(32,052)	$91,353	$(4,114)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2012

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584
Net income	-	-	-	-	49,990	-	-	49,990
Other comprehensive income	-	-	-	41,363	-	-	-	41,363
Issuance of common stock:
Dividend reinvestment & stock purchase plans	384,005	4	4,429	-	-	-	-	4,433
Employee stock purchase and incentive plans	322,915	3	(1,914)	-	-	-	-	(1,911)
Non-cash equity award compensation	-	-	5,217	-	-	-	-	5,217
Distributions to noncontrolling interest, net	-	-	-	-	-	-	-	-
Common dividends declared	-	-	-	-	-	(40,498)	-	(40,498)

June 30, 2012	79,262,828	$793	$1,705,711	$28,212	$551,273	$(1,334,811)	$-	$951,178

For the Six Months Ended June 30, 2011

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income	-	-	-	-	27,604	-	(1,127)	26,477
Other comprehensive (loss) income	-	-	-	(31,718)	-	-	4,164	(27,554)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	158,028	2	2,349	-	-	-	-	2,351
Employee stock purchase and incentive plans	272,269	3	(2,929)	-	-	-	-	(2,926)
Non-cash equity award compensation	-	-	4,806	-	-	-	-	4,806
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(11,770)	(11,770)
Common dividends declared	-	-	-	-	-	(40,360)	-	(40,360)

June 30, 2011	78,554,965	$786	$1,694,077	$80,621	$502,544	$(1,253,518)	$2,106	$1,026,616

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2012	2011
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$49,990	$27,604
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(12,953)	(17,462)
Depreciation and amortization of non-financial assets	1,612	515
Purchases of loans - mortgage banking	(998,906)	-
Proceeds from sales of loans - mortgage banking	754,175	-
Principal payments on loans - mortgage banking	4,102	-
Net settlements of derivatives - mortgage banking	(17,160)	-
(Reversal of) provision for loan losses	(1,065)	4,389
Non-cash equity award compensation	5,217	4,806
Market valuation adjustments, net	12,959	16,887
Realized gains, net	(33,452)	(9,699)
Net change in:
Accrued interest receivable	(916)	(199)
Deferred tax asset	-	3,487
Other assets	215	123
Accrued interest payable	9,655	6,851
Accrued expenses and other liabilities	6,951	(4,351)

Net cash (used in) provided by operating activities	(219,576)	32,951

Cash Flows From Investing Activities:
Purchases of loans	(95,508)	(293,445)
Proceeds from sales of loans (1)	386,143	1,857
Principal payments on loans	287,996	181,840
Purchases of real estate securities	(409,788)	(46,498)
Proceeds from sales of real estate securities	101,662	85,701
Principal payments on real estate securities	95,536	88,677
Proceeds from deconsolidation	6,386	-
Net increase in restricted cash	(3,566)	(11,149)

Net cash provided by investing activities	368,861	6,983

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	707,051	-
Repayments on short-term debt	(679,688)	(3,246)
Proceeds from issuance of asset-backed securities	96	281,456
Repayments on asset-backed securities issued	(322,000)	(214,950)
Deferred securities issuance costs	-	(1,695)
Net settlements of derivatives	(12,195)	(14,733)
Net proceeds from (payments for) issuance of common stock	292	(580)
Dividends paid	(40,498)	(40,250)
Change in noncontrolling interests	-	(12,896)

Net cash used in financing activities	(346,942)	(6,894)

Net (decrease) increase in cash and cash equivalents	(197,657)	33,040
Cash and cash equivalents at beginning of period	267,176	46,937

Cash and cash equivalents at end of period	$69,519	$79,977

Supplemental Disclosures:
Cash paid for interest	$59,152	$36,404
Cash paid for taxes	155	45
Dividends declared but not paid at end of period	-	19,640
Transfers from residential loans to real estate owned	3,406	5,966

(1)

For the six months ended June 30, 2012, the proceeds from sales of loans included in investing activities relates to loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (“Redwood,” “we,” or “us”), invests in, finances, and manages real estate assets. We invest in residential and commercial loans and in asset-backed securities backed by real estate loans. We seek to invest in assets that have the potential to generate sufficient long-term cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. For tax purposes, we are structured as a real estate investment trust (“REIT”).

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

Organization

Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. Redwood’s consolidated subsidiaries include both qualifying REIT subsidiaries and taxable subsidiaries. References to the REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia and the Acacia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Resecuritization”). Prior to the fourth quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (“Fund”) that we managed. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

For financial reporting purposes, the underlying loans and securities owned at the Sequoia entities, Acacia entities, and Resecuritization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities. We also recorded interest income on the securities owned at the Fund and any income attributable to noncontrolling interest holders during prior periods.

See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The markets for many of the loans and securities that we invest in and issue are generally illiquid. Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. If we determine that either the volume and/or level of trading activity for an asset or liability has significantly decreased from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs that we obtain might not be relevant. For example, broker or pricing service quotes might not be relevant if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) is also evaluated.

In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

See Note 5 for further discussion on fair value measurements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (“AFS”) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for in a manner consistent with the associated liabilities. Additionally, we may elect to apply the fair value option for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex in structure.

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

Residential and Commercial Loans — Held-for-Sale

Residential and commercial loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. These loans are carried at the lower of their cost or fair value, as measured on an individual basis or, in the case of the loans we intend to pool for securitization based upon similar underwriting characteristics, on an aggregate basis. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported as a negative market valuation adjustment through our consolidated statements of income. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Gains or losses on the sale of residential or commercial loans are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

Residential and Commercial Loans — Held-for-Investment

Loans held-for-investment include residential loans owned at Sequoia entities and commercial loans owned by us and net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered reperforming. A restructured loan is considered reperforming when the loan has been current for at least 12 months.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

As part of the loss mitigation efforts undertaken by servicers of residential loans owned by Sequoia securitization entities, a growing number of loan modifications have been completed to help make mortgage loans more affordable for certain borrowers. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings (“TDRs”) according to GAAP. If a loan is determined to be a TDR, it is removed from the general loan pools used for

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the reversal of (provision for) loan losses in our consolidated statements of income.

When foreclosed property is received in full satisfaction for a defaulted loan, we estimate the fair value of the property, based on estimated net proceeds from the sale of the property (including servicer advances and other costs). To the extent that the fair value of the property is below the recorded investment of the loan, we record a charge against the allowance for loan losses for the difference. Foreclosed property is subsequently recorded as real estate owned (“REO”), a component of other assets on our consolidated balance sheets. Actual losses incurred on loans liquidated through a short-sale are also charged against the allowance for loan losses.

Repurchase Reserves

We do not currently maintain a loan repurchase reserve and management is not aware of any outstanding repurchase claims that would require the establishment of such a reserve. We do not originate residential loans and believe that the risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans and therefore would be covered by our recourse to those companies.

In circumstances where we believe that there is a risk of loss due to a loan repurchase demand (i.e., due to an allegation of a breach of representations and warranties) and we do not believe that full recourse to the company from whom we acquired the loan exists or is enforceable, we will review the need for any loan repurchase reserve in accordance with FASB guidance on accounting for contingencies and establish reserves when, in the opinion of management, it is probable that a repurchase demand would result in a liability and the amount of loss, if any, can be reasonably estimated.

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

•

The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors we consider relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

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

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to our consolidated statement of income.

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

Real Estate Securities, at Fair Value

We classify our real estate securities as trading or available-for-sale securities. We use the “prime” or “non-prime” designation to categorize our residential securities based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower loan-to-value (“LTV”) ratios at the time the loan was originated, and are made to borrowers with higher Fair Isaac Corporation (“FICO”) scores. Non-prime residential loans are generally characterized by higher LTV ratios at the time the loan was originated and may have been made to borrowers with lower credit scores or impaired credit histories (while exhibiting the ability to repay their loans) at the time the loan was originated. Regardless of whether or not the loans underlying a residential security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

Trading Securities

Trading securities may include residential, commercial, and collateralized debt obligation (“CDO”) securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. All changes in fair value are reported through our consolidated statements of income in other market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option. We currently account for certain securities at Redwood and all securities at consolidated Acacia entities as trading securities, at fair value.

AFS Securities

AFS securities may include certain residential, commercial, and CDO securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive income in our consolidated statements of changes in equity. Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

For an AFS security where its estimated fair value at the reporting date is below its amortized cost basis, we evaluate the security for other-than-temporary impairment (“OTTI”). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or, (iii) do not expect to recover the impaired security’s amortized cost basis even if we do not intend to sell the security — the impairment is deemed an OTTI and we record the entire difference between the security’s fair value and its amortized cost in our consolidated statements of income. Conversely, if none of these three conditions are met, we analyze the expected cash flows, or cost recovery of the security, to determine what, if any, OTTI is recognized through our consolidated statements of income. This analysis includes an assessment of any changes in the regulatory and/or economic environment that might affect the performance of the security.

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income, a component of equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income. This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income. The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the estimated fair value is deemed to be the “non-credit” component of the OTTI and is recorded to accumulated other comprehensive income. Future amortization and accretion for the security is computed based upon the new amortized cost basis.

See Note 8 for further discussion on real estate securities.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At June 30, 2012, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the resecuritization entity prior to the payments on or redemptions of outstanding ABS issued. At June 30, 2012, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

Derivative Financial Instruments

Derivative financial instruments we currently utilize include contractual interest rate agreements, financial futures contracts, and “To Be Announced” (“TBA”) contracts. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each of our derivative financial

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

instruments as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net. The valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and sell or securitize are excluded from other market valuation adjustments, net, and included in mortgage banking activities, net, on our consolidated statements of income. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liability.

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

Eurodollar Futures, Treasury Futures, and TBA Contracts

Eurodollar futures are futures contracts on time deposits denominated in U.S. dollars at banks outside the United States. Eurodollar futures, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required, resulting in a stated notional amount that is typically higher than our other derivatives. Treasury futures are futures contracts on benchmark U.S. Treasury rates. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise (“GSE”) in the future. We purchase or sell these derivatives to offset — to varying degrees — changes in the values of mortgage products for which we have exposure.

See Note 9 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for tax and GAAP, such as

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We did not have a deferred tax asset at June 30, 2012 or December 31, 2011.

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt, the resecuritization we engaged in during 2011, and the ABS from the Sequoia securitization entities we sponsor and consolidate for financial reporting purposes. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred securities issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related securities issued.

Other Assets

Other assets include mortgage servicing rights (“MSRs”), REO, margin receivable, fixed assets, principal receivable, and other prepaid expenses. REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of other market valuation adjustments, net. Margin receivable reflects cash collateral we have posted with various counterparties relating to our derivative and lending agreements with those counterparties, as applicable.

See Note 10 for further discussion on other assets.

MSRs

We recognize MSRs through the acquisition of servicing rights released by third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to third parties. Typically, our MSRs are directly acquired from loan originators or created through the transfer of loans to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale accounting.

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. MSRs are initially recognized and carried at their estimated fair values. Changes in the fair value of MSRs are reported in mortgage banking activities, net, a component of our consolidated statements of income.

See Note 17 for further discussion on MSRs.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Long-Term Debt

Long-term debt includes trust preferred securities and subordinated notes and is carried at its unpaid principal balance. Our long-term debt is unsecured with quarterly interest payments determined based upon a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus a margin until it is redeemed in whole or matures at a future date.

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

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of changes in equity and our statements of consolidated comprehensive income.

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders, less income allocated to participating securities (as described below). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards.

Accounting guidance on EPS defines unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends or dividend equivalents.

See Note 15 for further discussion on equity.

Incentive Plans

In May 2012, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (“ISOs”), non-qualifying stock options (“NQSOs”), performance stock units (“PSUs”), deferred stock units (“DSUs”), restricted stock, performance shares, performance units (including cash), stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (“DERs”) to eligible recipients other than non-employee directors. These awards generally vest over a three- or four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

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

Employee Stock Purchase Plan

In May 2012, our stockholders approved an amendment to our 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (“ESPP”) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the first day of the calendar quarter.

Executive Deferred Compensation Plan

In May 2002, our Board of Directors approved our 2002 Executive Deferred Compensation Plan (“EDCP”). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

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

See Note 19 for further discussion on taxes.

Note 4. Principles of Consolidation

GAAP requires us to consider whether securitizations and other transfers of financial assets should be treated as sales or financings, as well as whether any VIEs – for example, certain legal entities often used in securitization and other structured finance transactions – should be included in our consolidated financial statements. The GAAP principles we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia and Acacia securitization entities and the Resecuritization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at June 30, 2012

June 30, 2012 (Dollars in thousands)	Sequoia Entities	Acacia Entities	Resecuritization	Total
Residential loans, held-for-investment	$3,215,737	$-	$-	$3,215,737
Commercial loans, at fair value	-	12,176	-	12,176
Real estate securities, at fair value	-	254,951	323,039	577,990
Restricted cash	246	18,167	-	18,413
Accrued interest receivable	6,865	1,848	916	9,629
Derivative assets	-	1,349	-	1,349
Deferred securities issuance costs	4,692	-	935	5,627
Other assets	3,635	51	-	3,686

Total Assets	$3,231,175	$288,542	$324,890	$3,844,607

Accrued interest payable	$3,352	$1,803	$48	$5,203
Derivative liabilities	-	56,674	-	56,674
Accrued expenses and other liabilities	5	280	-	285
Asset-backed securities issued	3,126,482	244,073	193,318	3,563,873

Total Liabilities	$3,129,839	$302,830	$193,366	$3,626,035

Noncontrolling interest	$-	$-	$-	$-

Number of VIEs	34	10	1	45

We consolidate the assets and liabilities of certain Sequoia securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or subordinate investments in, each entity; and, (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia entities in accordance with ASC 860-10.

We consolidate the assets and liabilities of the Acacia entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in these entities continues in the following ways: (i) we continue in the role of collateral manager for all but one Acacia entity; (ii) we continue to hold a right to call the assets of each entity at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued; and (iii) we continue to hold subordinate investments, and in some cases, more senior investments in each entity. These factors have resulted in our continuing to consolidate the assets and liabilities of the Acacia entities in accordance with ASC 860-10. However, our role as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, many of which have experienced an event of default. In addition, the estimated fair values of our call rights and investments in the Acacia entities have significantly diminished, or been effectively eliminated, over time.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

We consolidate the assets and liabilities of the Resecuritization entity as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred residential senior residential securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold them to CSMC 2011-9R, the Resecuritization entity. In connection with this transaction, we acquired certain senior and subordinate securities that we continue to hold. We engaged in this resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our senior residential securities portfolio.

During the first quarter of 2012, we sold variable interests in certain Sequoia securitization entities issued between 2001 and 2003 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $307 million of residential loans and other assets and $307 million of ABS issued and other liabilities, for a realized gain of $7 million, which was recorded on our consolidated statement of income for the three months ended March 31, 2012. These gains were comprised of both recoveries of provisions for loan losses that exceeded our recorded investment in these entities as well as cash raised from the sale of our investment interests. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at June 30, 2012.

Analysis of Unconsolidated VIEs with Continuing Involvement

During the six months ended June 30, 2012, we transferred residential loans to three Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer, we recorded MSRs on our consolidated balance sheet at June 30, 2012, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to the Sequoia securitization transactions that occurred during the three and six months ended June 30, 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Principal balance of loans transferred	$293,590	$1,036,856
Trading securities retained, at fair value	5,610	26,786
AFS securities retained, at fair value	17,267	56,717
Gains on sale	4,243	11,609
MSRs recognized	1,029	2,608

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (for which we contract with a third-party servicer) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the three unconsolidated Sequoia VIEs sponsored by us for the three and six months ended June 30, 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Cash proceeds	$277,269	$972,073
Servicing fees received	124	138
Servicing advances	-	-
Cash flows received on retained securities	2,071	3,099

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
At Date of Securitization	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Prepayment speeds	5 - 21%	5 - 19%
Discount rates	10%	9%

The following table presents additional information related to unconsolidated Sequoia securitizations sponsored by us during the six months ended June 30, 2012.

Unconsolidated VIEs Sponsored by Redwood at June 30, 2012

(Dollars in Thousands)	June 30, 2012
On-balance sheet assets, at fair value
Interest-only securities, classified as trading	$16,301
Subordinate securities, classified as AFS	58,166
Maximum loss exposure (1)	74,467
Principal balance of loans outstanding	993,942

(1)

Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at June 30, 2012.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

June 30, 2012		Senior Interest-only	Subordinate
(Dollars in Thousands)	MSRs	Securities	Securities
Fair value at June 30, 2012	$2,064	$16,301	$58,166
Expected weighted-average life (in years)	3	3	12

Prepayment speed assumption (annual CPR)	25%	18%	19%
Decrease in fair value from:
10% adverse change	$157	$1,100	$489
25% adverse change	363	2,539	1,132

Discount rate assumption	10%	13%	7%
Decrease in fair value from:
100 basis point increase	$54	$387	$4,947
200 basis point increase	106	757	9,303

Credit loss assumption	N/A	0.46%	0.49%
Decrease in fair value from:
10% higher losses	N/A	$6	$150
25% higher losses	N/A	14	350

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interest in third-party VIEs at June 30, 2012, grouped by collateral type and ownership interest.

Third-Party VIE Summary

June 30, 2012 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$432,733	$48
Re-REMIC	147,438	16
Subordinate	73,275	144
Commercial	5,761	7
CDO	64	6

Total Third-Party Real Estate Securities	$659,271	$221

We determined that we are not the primary beneficiary of any third-party residential, commercial, or CDO entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale	$256,077	$259,659	$395,237	$401,909
Residential loans, held-for-investment	3,215,737	2,830,600	3,799,648	3,306,441
Commercial loans, at fair value	12,176	12,176	12,129	12,129
Commercial loans, held-for-investment	246,783	248,667	157,726	158,780
Trading securities	294,799	294,799	253,142	253,142
Available-for-sale securities	1,016,929	1,016,929	728,695	728,695
Cash and cash equivalents	69,519	69,519	267,176	267,176
Restricted cash	18,512	18,512	14,987	14,987
Accrued interest receivable	15,850	15,850	15,840	15,840
Derivative assets	2,963	2,963	2,373	2,373
Mortgage servicing rights (1)	2,064	2,064	-	-
REO (1)	3,550	4,335	5,669	5,669
Margin receivable (1)	72,110	72,110	71,976	71,976

Liabilities
Short-term debt	455,419	455,419	428,056	428,056
Accrued interest payable	6,800	6,800	8,134	8,134
Derivative liabilities	114,473	114,473	127,564	127,564
ABS issued	3,563,873	3,117,075	4,139,355	3,467,054
Long-term debt	139,500	72,540	139,500	57,195

(1)	These assets are included in Other Assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

We elected the fair value option for $9 million and $31 million of residential senior securities that we acquired during the three and six months ended June 30, 2012, respectively. We have historically elected the fair value option for all commercial loans, trading securities, and ABS issued at Acacia entities, as well as certain third-party residential securities and CDOs.

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012

June 30, 2012	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Commercial loans, at fair value	$12,176	$-	$-	$12,176
Trading securities	294,799	-	-	294,799
Available-for-sale securities	1,016,929	-	-	1,016,929
Derivative assets	2,963	-	2,963	-
MSRs	2,064	-	-	2,064

Liabilities
Derivative liabilities	114,473	450	95,023	19,000
ABS issued - Acacia	244,073	-	-	244,073

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets				Liabilities
	Commercial	Trading	AFS		Derivative	ABS Issued-
(In Thousands)	Loans	Securities	Securities	MSRs	Liabilities	Acacia
Beginning balance - December 31, 2011	$12,129	$253,142	$728,695	$-	$19,500	$209,381
Transfer to Level 3	-	-	-	-	-	-
Principal paydowns	(75)	(27,449)	(68,087)	-	-	(21,216)
Gains (losses) in net income, net	122	45,150	29,226	(544)	1,090	45,026
Unrealized gains in OCI, net	-	-	42,489	-	-	-
Acquisitions	-	30,249	379,539	2,608	-	-
Sales	-	(6,670)	(94,992)	-	-	-
Other settlements, net	-	377	59	-	(1,590)	10,882

Ending Balance - June 30, 2012	$12,176	$294,799	$1,016,929	$2,064	$19,000	$244,073

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at both June 30, 2012 and 2011. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2012 and 2011 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2012 and 2011 Included in Net Income

	Included in Net Income		Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Assets
Commercial loans, at fair value	$111	$1,323	$122	$1,542
Trading securities	10,585	(9,557)	43,019	1,070
Available-for-sale securities	(303)	(1,446)	(635)	(2,469)
Derivative assets	-	-	-	-
Mortgage servicing rights	(476)	-	(482)	-

Liabilities
Derivative liabilities	(195)	-	(1,090)	-
ABS issued - Acacia	(12,973)	17,380	(45,026)	(6,757)

The following table presents information on assets and liabilities recorded at fair value on a non-recurring basis at June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2012

					Gain (Loss)
June 30, 2012 (In Thousands)	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
		Level 1	Level 2	Level 3	June 30, 2012	June 30, 2012
Assets
Residential loans, held-for-sale	$942	$-	$-	$942	$3	$45
REO	373	-	-	373	(65)	(29)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Other market valuation adjustments
Residential loans, held-for-sale	$405	$8	$498	$11
Commercial loans, at fair value	111	1,323	122	1,542
Trading securities	10,986	(9,594)	45,150	10,322
Impairments on AFS securities	(303)	(1,466)	(635)	(4,088)
REO	(162)	(244)	(144)	(1,162)
Other derivative instruments, net	(3,513)	(18,554)	(5,982)	(16,755)
ABS issued - Acacia	(12,973)	17,380	(45,026)	(6,757)

Other market valuation adjustments, net	(5,449)	(11,147)	(6,017)	(16,887)

Mortgage banking activities market valuation adjustments
MSRs	(527)	-	(544)	-
Derivative instruments, net	(3,282)	-	(6,398)	-

Mortgage banking activities market valuation adjustments, net	(3,809)	-	(6,942)	-

Total Market Valuation Adjustments, Net	$(9,258)	$(11,147)	$(12,959)	$(16,887)

Valuation Process

We estimate fair values for financial assets or liabilities based on available inputs and pricing that are observed in the marketplace. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. For certain instruments, we also consider counterparty credit quality and risk as part of our fair value assessments.

We maintain a valuation policy that identifies the methodology used to value different types of financial instruments. Any changes to the valuation process or methodology are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on external sources are performed on an instrument by instrument basis with the resulting amounts analyzed individually against internal calculations as well as in aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation techniques described above. A subset of our finance department then independently reviews all fair values estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods. We continually assess the appropriateness of our valuation techniques and, as market conditions warrant, adjust our internal valuation processes accordingly.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

June 30, 2012	Fair			Weighted
(In Thousands)	Value	Unobservable Input	Range	Average
Assets
Commercial loans, at fair value	$12,176	Discount rate	14 - 16%	14%
		Debt coverage ratio	1.52 - 1.59	1.54
		Occupancy	89 - 91%	89%

Trading and AFS securities	1,311,728	Discount rate	6 - 25%	8%
		Prepayment speed	2 - 55%	12%
		Default rate	2 - 80%	21%
		Loss severity	25 - 100%	62%
		Credit support	0 - 100%	6%

MSRs	2,064	Discount rate	10 - 10%	10%
		Prepayment rate	12 - 60%	25%

Residential loans, held-for-sale	942	Loss severity	30 - 43%	34%

REO	373	Historical loss adjustment	20 - 35%	27%

Liabilities
Derivative liabilities	19,000	Collateral cash-flow	N/A	N/A

ABS issued - Acacia	244,073	Discount rate	6 - 25%	12%
		Prepayment speed	2 - 55%	7%
		Default rate	5 - 80%	37%
		Loss severity	25 - 100%	74%

Determination of Fair Value

A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed herein. We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, a significant increase or decrease in any of these inputs – such as anticipated credit losses, prepayment speeds, interest rates, or other valuation assumptions – in isolation, would likely result in a significantly lower or higher fair value measurement.

Residential loans

Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued residential mortgage-backed securities (“RMBS”) and related inputs. Relevant market indicators that are factored into the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

analyses include third-party RMBS sales, pricing points for secondary sales of RMBS we have issued in past periods, yields for RMBS issued by government sponsored enterprises, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued RMBS transactions, interest rates, and prepayment speeds (Level 3).

For loans valued based on an exit to the whole loan market, significant inputs in the valuation analysis are predominantly Level 3 in nature. Relevant market indicators that are factored into the analyses include prices on recent sales of our own whole loans, indexed swap yields, interest rates, prepayment speeds, and loss severities (Level 3). These assets and liabilities would generally decrease in value based upon an increase in the loss severity assumption and would generally increase in value if the loss severity assumption were to decrease.

Commercial loans

Estimated fair values for commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). The availability of market quotes for our commercial loans is limited. Any changes in fair value are primarily a result of instrument specific credit risk. Our discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and debt coverage ratio assumptions. An increase in these unobservable inputs will reduce the fair value of the commercial loans and alternatively, a decrease in these inputs would result in the commercial loans increasing in value.

Real estate securities

Real estate securities include residential, commercial, CDO, and other asset-backed securities that are generally illiquid in nature and trade infrequently. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored into the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, loss severity and credit support. The fair value of our securities would generally decrease in value based upon an increase in serious delinquencies. Conversely, the fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2012, we received dealer price indications on 48% of our securities. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 2% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Derivative assets and liabilities

Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2).

For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market inputs In the absence of such inputs, management’s best estimate is used (Level 3). At June 30, 2012, derivative instruments classified as Level 3 consisted of certain interest

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

rate swaps held at our Acacia securitization entities. These derivatives are only entitled to cash flows generated from assets held within their respective securitization entity. Consequently, to the extent that the value of the estimated cash flows of the assets within the entity is less than the estimated fair value of the derivative, an adjustment to the carrying value of the derivative is made. Any change in estimated cash flows of assets within a securitization entity that result in the value of those cash flows being less than the estimated fair value of the derivative will result in an adjustment to the carrying value of the derivative.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values (Level 1).

Restricted cash

Restricted cash primarily includes interest-earning cash balances in ABS entities for the purpose of distribution to bondholders or limited partners, and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).

Accrued interest receivable and payable

Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values (Level 1).

MSRs

MSRs include the rights to service mortgage loans for others. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds and default rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flows models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the fair value of the MSRs and alternatively, a decrease in these inputs would result in the MSRs increasing in value. Additionally, if prepayments occur at a rate greater than our estimate, the fair value of the MSRs will decrease accordingly.

REO

REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Margin receivable

Margin receivable reflects cash collateral Redwood has posted with our various derivative and lending counterparties as required to satisfy the minimum margin requirements. Fair values approximate carrying values (Level 1).

Short-term debt

Short-term debt includes our credit facilities that mature within one year. Short-term debt is generally at an adjustable rate. Fair values approximate carrying values (Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

ABS issued

ABS issued includes asset-backed securities issued through our Sequoia, Acacia, and Resecuritization entities. These instruments are illiquid in nature and trade infrequently, if at all. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates, default rates, loss severities, and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally increase in value based upon a decrease in serious delinquencies and would generally decrease in value if the prepayment rate or credit support input were to decrease.

As part of our ABS issued valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at June 30, 2012, we received dealer price indications on 52% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 7% higher (i.e., more conservative) than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Long-term debt

Long-term debt includes subordinated notes and trust preferred securities. Estimated fair values are determined discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the three and six months ended June 30, 2012, we purchased $336 million and $995 million (principal value), respectively, of residential loans primarily in connection with our Sequoia securitization program. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2012 and December 31, 2011.

June 30, 2012
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$256,077	$-	$256,077
Held-for-investment	-	3,215,737	3,215,737

Total Residential Loans	$256,077	$3,215,737	$3,471,814

December 31, 2011
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale	$395,237	$-	$395,237
Held-for-investment	-	3,799,648	3,799,648

Total Residential Loans	$395,237	$3,799,648	$4,194,885

We do not currently service any residential loans, although at June 30, 2012, we did maintain MSRs that provided us with the rights to service $132 million (principal value) of consolidated residential loans purchased from third-party originators.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Held-for-Sale

At June 30, 2012, there were 293 residential loans held-for-sale with $253 million in outstanding principal value and a lower of cost or fair value of $256 million. During the three months ended June 30, 2012 and 2011, we recorded valuation adjustments for residential loans held-for-sale of $405 thousand and $8 thousand, respectively. During the six months ended June 30, 2012 and 2011, we recorded valuation adjustments for residential loans held-for-sale of $498 thousand and $11 thousand, respectively. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale. We did not record a valuation adjustment related to this reclassification. At December 31, 2011, loans held-for-sale had an outstanding principal value of $395 million and a lower of cost or fair value of $395 million.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at June 30, 2012 and December 31, 2011. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	June 30, 2012	December 31, 2011
Principal balance	$3,238,543	$3,829,847
Unamortized premium, net	32,643	36,682

Recorded investment	3,271,186	3,866,529
Allowance for loan losses	(55,449)	(66,881)

Carrying Value	$3,215,737	$3,799,648

Of the $3.24 billion of principal value and $33 million of unamortized premium on loans held-for-investment at June 30, 2012, $1.17 billion of principal value and $20 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the first six months of 2012, 4% of these residential loans prepaid and we amortized 7% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal value was $2.07 billion and the unamortized premium was $13 million. During the first six months of 2012, 10% of these loans prepaid and we amortized 7% of the premium. During the first quarter of 2012, we derecognized $308 million of loan principal value and $1 million of unamortized premium related to the deconsolidation of five Sequoia securitization entities.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at June 30, 2012, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at June 30, 2012, was 66%. The weighted average FICO score for the borrowers of these loans was 737 at the time the loans were originated.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at June 30, 2012 and December 31, 2011, organized by year of origination.

(In Thousands)	June 30, 2012	December 31, 2011
2003 & Earlier	$1,381,078	$1,771,111
2004	1,006,032	1,045,815
2005	128,005	129,163
2006	177,015	181,017
2007	59,379	63,301
2008	-	-
2009	96,286	144,116
2010	271,433	343,278
2011	151,958	188,728

Total Recorded Investment	$3,271,186	$3,866,529

Allowance for Loan Losses on Residential Loans

For residential loans held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for pools of residential loans owned at Sequoia securitization entities that we collectively evaluated for impairment, and a component for loans individually evaluated for impairment that includes restructured residential loans at Sequoia entities that have been determined to be troubled debt restructurings.

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$59,155	$62,922	$66,881	$62,432
Charge-offs, net	(1,991)	(2,197)	(5,139)	(4,515)
(Reversal of) provision for loan losses	(1,715)	1,581	(1,715)	4,389
Deconsolidation adjustment	-	-	(4,578)	-

Balance at End of Period	$55,449	$62,306	$55,449	$62,306

During both the three months ended June 30, 2012 and 2011, there were $2 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $4 million and $7 million of defaulted loan principal, respectively. During both the six months ended June 30, 2012 and 2011, there were $5 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $14 million and $15 million of defaulted loan principal, respectively.

Residential Loans Collectively Evaluated for Impairment

We establish the collective component of the allowance for residential loan losses based primarily on the characteristics of the loan pools underlying the securitization entities that own the loans, including loan product types, credit characteristics, and origination years. The collective analysis is further divided into two segments. The first segment reflects our estimate of losses on delinquent loans within each loan pool. These loss estimates are determined by applying the loss factors described in Note 3 to the delinquent loans, including our

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

expectations of the timing of defaults and the loss severities we expect once defaults occur. The second segment relates to our estimate of losses incurred on nondelinquent loans within each loan pool. This estimate is based on losses we expect to realize over a 23-month loss confirmation period, which is based on our historical loss experience as well as consideration of the loss factors described in Note 3.

The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Principal balance	$3,223,009	$3,815,010
Recorded investment	3,256,409	3,852,455
Related allowance	52,717	64,069

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at June 30, 2012 and December 31, 2011.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2012	$54,277	$20,276	$114,495	$3,067,361	$3,256,409
December 31, 2011	58,954	20,938	135,671	3,636,892	3,852,455

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, an increasing number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the six months ended June 30, 2012 and 2011, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Number of TDRs	2	5	6	6
Pre-TDR outstanding recorded investment	$884	$2,794	$2,672	$3,410
Post-TDR outstanding recorded investment	626	2,790	2,425	3,298
TDR effect on Net Interest Income After Provision and Other MVA	(118)	(334)	(597)	(464)

TDRs that Subsequently Defaulted
Number of TDRs	2	1	4	1
Recorded investment	$603	$534	$1,702	$534

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended June 30, 2012 and 2011, was $15 million and $12 million, respectively. For the three months ended June 30,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

2012 and 2011, we recorded $149 thousand and $128 thousand interest income, respectively, on individually impaired loans. The average recorded investment of loans individually evaluated for impairment for the six months ended June 30, 2012 and 2011, was $15 million and $12 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded $259 thousand and $169 thousand interest income, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Principal balance	$15,534	$14,837
Recorded investment	14,777	14,074
Related allowance	2,732	2,812

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at June 30, 2012 and December 31, 2011.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2012	$1,175	$1,000	$2,365	$10,237	$14,777
December 31, 2011	768	2,222	2,026	9,058	14,074

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. Some of these loans are financed through the Acacia entities that we sponsor. The following table summarizes the classifications and carrying value of commercial loans at June 30, 2012 and December 31, 2011.

June 30, 2012 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,176	$12,176
Held-for-investment	246,783	-	246,783

Total Commercial Loans	$246,783	$12,176	$258,959

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,129	$12,129
Held-for-investment	157,726	-	157,726

Total Commercial Loans	$157,726	$12,129	$169,855

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. At both June 30, 2012 and December 31, 2011, there were three commercial loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $12 million.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. The loans are typically mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Principal balance	$251,686	$158,847
Unamortized discount, net	(3,645)	(513)

Recorded investment	248,041	158,334
Allowance for loan losses	(1,258)	(608)

Carrying Value	$246,783	$157,726

At June 30, 2012, there were 27 commercial loans held-for-investment with an outstanding principal value of $252 million and a carrying value of $247 million. Of the $248 million of recorded investment in commercial loans held-for-investment at June 30, 2012, 39% was originated in 2012, 49% was originated in 2011, 12% was originated in 2010, and less than 1% was acquired in 2004. At December 31, 2011, there were 15 commercial loans held-for-investment with an outstanding principal value of $159 million and a carrying value of $158 million. Of the $158 million of recorded investment in commercial loans held-for-investment at December 31, 2011, 81% was originated in 2011, 19% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$882	$-	$608	$-
Charge-offs, net	-	-	-	-
Provision for loan losses	376	-	650	-

Balance at End of Period	$1,258	$-	$1,258	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At June 30, 2012 and December 31, 2011, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Principal balance	$251,686	$158,847
Recorded investment	248,041	158,334
Related allowance	1,258	608

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the six months ended June 30, 2012 and 2011.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at June 30, 2012 and December 31, 2011.

June 30, 2012 (In Thousands)	Redwood	Acacia	Total Securities
Residential	$1,050,952	$173,106	$1,224,058
Commercial	5,761	66,754	72,515
CDO	64	15,091	15,155

Total Real Estate Securities	$1,056,777	$254,951	$1,311,728

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Securities
Residential	$744,281	$175,062	$919,343
Commercial	5,445	37,923	43,368
CDO	1,010	18,116	19,126

Total Real Estate Securities	$750,736	$231,101	$981,837

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

June 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and the Acacia entities, and classify them as trading securities. The unpaid principal balance of these trading securities was $973 million and $1.11 billion at June 30, 2012 and December 31, 2011, respectively. The following table presents trading securities by collateral type and ownership entity at June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
(In Thousands)	Redwood	Acacia	Total	Redwood	Acacia	Total
Senior Securities
Residential prime	$16,301	$3,195	$19,496	$-	$3,019	$3,019
Residential non-prime	22,962	87,030	109,992	20,608	88,280	108,888
Commercial	-	11,684	11,684	-	11,216	11,216

Total Senior Securities	39,263	101,909	141,172	20,608	102,515	123,123

Subordinate Securities
Residential prime	468	32,790	33,258	343	31,718	32,061
Residential non-prime	103	50,091	50,194	130	52,045	52,175
Commercial	-	55,070	55,070	-	26,707	26,707
CDO	14	15,091	15,105	960	18,116	19,076

Total Subordinate Securities	585	153,042	153,627	1,433	128,586	130,019

Total Trading Securities	$39,848	$254,951	$294,799	$22,041	$231,101	$253,142

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Senior Securities
Residential prime	$490,802	$278,240
Residential non-prime	242,008	255,724

Total Senior Securities	732,810	533,964

Re-REMIC Securities	147,437	119,366

Subordinate Securities
Residential prime	123,004	58,717
Residential non-prime	7,867	11,153
Commercial	5,761	5,445
CDO	50	50

Total Subordinate Securities	136,682	75,365

Total AFS Securities	$1,016,929	$728,695

Of the senior securities shown above at June 30, 2012 and December 31, 2011, $176 million and $175 million, respectively, of prime securities, and $147 million and $150 million, respectively, of non-prime securities were financed through the Resecuritization entity, as discussed in Note 4.

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

June 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the interest method.

At June 30, 2012, there were $4 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2012 and December 31, 2011.

Carrying Value of AFS Securities

June 30, 2012 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,362,729	$42,602	$7,275	$1,412,606
Credit reserve	(221,426)	(33,013)	(7,275)	(261,714)
Unamortized discount, net	(224,824)	(5,532)	-	(230,356)

Amortized cost	916,479	4,057	-	920,536
Gross unrealized gains	107,384	2,329	50	109,763
Gross unrealized losses	(12,745)	(625)	-	(13,370)

Carrying Value	$1,011,118	$5,761	$50	$1,016,929

December 31, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,148,952	$50,499	$10,717	$1,210,168
Credit reserve	(242,261)	(43,012)	(10,717)	(295,990)
Unamortized discount, net	(235,833)	(3,554)	-	(239,387)

Amortized cost	670,858	3,933	-	674,791
Gross unrealized gains	85,360	1,702	50	87,112
Gross unrealized losses	(33,018)	(190)	-	(33,208)

Carrying Value	$723,200	$5,445	$50	$728,695

The following table presents the changes for the three and six months ended June 30, 2012, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended June 30, 2012	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - March 31, 2012	$235,618	$238,533	$33,668	$5,651	$7,244	$-
Amortization of net discount	-	(8,198)	-	(150)	-	31
Realized credit losses	(11,786)	-	(624)	-	-	-
Acquisitions	4,870	8,392	-	-	-	-
Sales, calls, other	(10,598)	(10,884)	-	-	-	-
Impairments	303	-	-	-	-	-
Transfers to (release of) credit reserves	3,019	(3,019)	(31)	31	31	(31)

Ending Balance - June 30, 2012	$221,426	$224,824	$33,013	$5,532	$7,275	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Six Months Ended June 30, 2012	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$-
Amortization of net discount	-	(16,398)	-	(235)	-	58
Realized credit losses	(25,908)	-	(7,897)	-	(3,500)	-
Acquisitions	11,552	43,998	-	-	-	-
Sales, calls, other	(16,156)	(29,456)	-	-	-	-
Impairments	524	-	111	-	-	-
Transfers to (release of) credit reserves	9,153	(9,153)	(2,213)	2,213	58	(58)

Ending Balance - June 30, 2012	$221,426	$224,824	$33,013	$5,532	$7,275	$-

Credit Characteristics of AFS Securities

Of the $221 million of credit reserve on our residential securities at June 30, 2012, $54 million was related to residential senior securities, $58 million was related to residential re-REMIC securities, and $109 million was related to residential subordinate securities. The loans underlying our residential senior securities totaled $16 billion at June 30, 2012, and consisted of $11 billion prime and $5 billion non-prime credit quality at time of origination. Serious delinquencies at June 30, 2012, were 10.74% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $7 billion at June 30, 2012, and were all prime credit quality at time of origination. Serious delinquencies at June 30, 2012, were 10.27% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $19 billion at June 30, 2012, and consisted of $18 billion prime and $1 billion non-prime credit quality at time of origination. Serious delinquencies at June 30, 2012, were 5.68% of outstanding principal balances.

The loans underlying our commercial subordinate securities totaled $8 billion at June 30, 2012, and consisted primarily of office (21%), retail (36%), and multifamily (13%) loans. Serious delinquencies (60+ days, in foreclosure or REO) at June 30, 2012 were 4.6% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at June 30, 2012 and December 31, 2011.

June 30, 2012	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$99,900	$(3,056)	$96,844	$123,701	$(9,689)	$114,012
Commercial	991	(435)	556	1,128	(190)	938
CDO	-	-	-	-	-	-

Total Securities	$100,891	$(3,491)	$97,400	$124,829	$(9,879)	$114,950

December 31, 2011	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$242,595	$(21,976)	$220,619	$75,245	$(11,042)	$64,203
Commercial	151	(38)	113	1,090	(152)	938
CDO	-	-	-	-	-	-

Total Securities	$242,746	$(22,014)	$220,732	$76,335	$(11,194)	$65,141

At June 30, 2012, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 399 AFS securities, of which 89 were in an unrealized loss position and 51

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2011, our consolidated balance sheet included 425 AFS securities, of which 139 were in an unrealized loss position and 26 were in a continuous unrealized loss position for twelve consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at June 30, 2012.

Significant Valuation Assumptions

Range for Securities
June 30, 2012	Prime	Non-prime	Commercial
Prepayment rates	4 -19%	3 - 8%	N/A
Loss severity	17 -57%	19 - 61%	33 -50%
Projected losses	0 -37%	6 - 41%	2 - 9%

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at June 30, 2012 and 2011. The balance of the credit component of OTTI at June 30, 2012, includes all market valuation adjustments recorded through the income statement for securities still held on our balance sheet at June 30, 2012 and 2011 as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$73,698	$100,948	$78,126	$121,016
Additions
Initial credit impairments	55	449	161	463
Subsequent credit impairments	91	754	91	935
Reductions
Securities sold, or expected to sell	-	-	-	(12,317)
Securities with no outstanding principal at period end	(6,790)	(12,132)	(11,324)	(20,078)

Balance at End of Period	$67,054	$90,019	$67,054	$90,019

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

June 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Gross realized gains - sales	$6,989	$5,351	$14,774	$12,665
Gross realized gains - calls	-	401	113	533
Gross realized losses - sales	-	(165)	(1,600)	(3,523)
Gross realized losses - calls	-	-	-	(223)

Total Realized Gains on Sales and Calls of AFS Securities, net	$6,989	$5,587	$13,287	$9,452

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at June 30, 2012 and December 31, 2011. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

June 30, 2012	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$-	$-	$799	$5,573	$799	$5,573
TBAs	-	-	-	-	-	-
Swaptions	1,614	275,000	-	-	1,614	275,000
Interest rate caps	-	-	550	658,000	550	658,000

Total Assets	$1,614	$275,000	$1,349	$663,573	$2,963	$938,573

Liabilities - Cash Flow Hedges
Interest rate swaps	$(55,793)	$139,500	$-	$-	$(55,793)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,556)	67,500	(56,674)	526,842	(58,230)	594,342
TBAs	-	-	-	-	-	-
Futures	(450)	270,000	-	-	(450)	270,000

Total Liabilities	$(57,799)	$477,000	$(56,674)	$526,842	$(114,473)	$1,003,842

December 31, 2011	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$-	$-	$857	$5,595	$857	$5,595
Futures	47	126,000	-	-	47	126,000
Interest rate caps	-	-	1,469	704,400	1,469	704,400

Total Assets	$47	$126,000	$2,326	$709,995	$2,373	$835,995

Liabilities - Cash Flow Hedges
Interest rate swaps	$(54,353)	$165,000	$-	$-	$(54,353)	$165,000
Liabilities - Risk Management Derivatives
Interest rate swaps	(5,270)	189,500	(62,695)	558,968	(67,965)	748,468
TBAs	(5,060)	492,000	-	-	(5,060)	492,000
Futures	(186)	180,000	-	-	(186)	180,000

Total Liabilities	$(64,869)	$1,026,500	$(62,695)	$558,968	$(127,564)	$1,585,468

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at June 30, 2012, we were party to interest rate agreements with an aggregate notional amount of $342 million and financial futures contracts with an aggregate notional amount of $270 million. Net market valuation adjustments on these derivatives were negative $4 million and negative $5 million for the three months ended June 30, 2012 and 2011, respectively. Net market valuation adjustments on these derivatives were negative $7 million and negative $2 million for the six months ended June 30, 2012 and 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $3 million and negative $13 million for the three months ended June 30, 2012 and 2011, respectively. Net valuation adjustments on interest rate agreements at Acacia were negative $6 million and negative $14 million for the six months ended June 30, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. During the second quarter of 2012, we exited swaps with an aggregate notional balance of $6 million that had been previously designated against certain consolidated liabilities. For the three and six months ended June 30, 2012, these cash flow hedges decreased in value by $16 million and $3 million, respectively, which was recorded as a decrease to accumulated other comprehensive income, a component of equity. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $68 million at June 30, 2012, and $67 million at December 31, 2011. For both the three months ended June 30, 2012 and 2011, we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the six months ended June 30, 2012 and 2011, we reclassified $2 million of unrealized losses on derivatives to interest expense. We estimate that we will reclassify $1 million of unrealized losses to interest expense during each quarter of 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2012 and 2011.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Net interest expense on cash flow interest rate agreements	$(1,437)	$(1,628)	$(2,953)	$(3,166)
Realized net income (expense) due to net ineffective portion of hedges	5	(12)	(34)	(13)
Realized net losses reclassified from other comprehensive income	(1,098)	(1,080)	(2,134)	(2,144)

Total Interest Expense	$(2,530)	$(2,720)	$(5,121)	$(5,323)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of credit worthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At June 30, 2012, we assessed this risk as remote and did not record a specific valuation adjustment.

At June 30, 2012, we had outstanding derivative agreements with five bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At June 30, 2012, we were in compliance with ISDA agreements governing our open derivative positions. At June 30, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at June 30, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood. Subsequent to June 30, 2012, there was an early additional termination event with respect to an ISDA agreement at an additional Acacia entity due to that entity’s failure to make a required swap payment.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 10. Other Assets

Other assets at June 30, 2012 and December 31, 2011, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2012	December 31, 2011
Margin receivable	$72,110	$71,976
Investment receivable	5,461	1,741
REO	3,550	5,669
Income tax receivables	4,712	4,741
MSRs	2,064	-
Prepaid expenses	989	1,706
Fixed assets and leasehold improvements	559	2,048
Other	663	381

Total Other Assets	$90,108	$88,262

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at June 30, 2012, was $4 million, which includes the net effect of $3 million related to transfers into REO during 2012, offset by $4 million of REO liquidations, a $1 million reduction related to the deconsolidation of five Sequoia securitization entities, and less than $1 million of negative market valuation adjustments. At June 30, 2012, there were 29 REO properties recorded on our consolidated balance sheet, all of which were owned at consolidated Sequoia entities. At December 31, 2011, there were 43 REO properties recorded on our consolidated balance sheet, all of which were owned at consolidated Sequoia entities. Properties located in Ohio, Michigan, Georgia, and Colorado accounted for 79% of our REO properties at June 30, 2012.

Margin receivable resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

See Note 17 for additional information on MSRs.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2012, we had outstanding agreements with nine bank counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The table below summarizes the outstanding balances of short-term debt at June 30, 2012 and December 31, 2011, by the type of collateral securing the debt.

	June 30, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$95,149	$400,000	11/2012
Real estate securities	7	360,270	-	7/2012 - 2/2013
Secured line of credit	1	-	$10,000	8/2012

Total	10	$455,419

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 11. Short-Term Debt — (continued)

	December 31, 2011
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$307,149	$400,000	11/2012
Real estate securities	4	120,907	-	1/2012 - 2/2012
Unsecured line of credit	1	-	$10,000	8/2012

Total	7	$428,056

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2012, the residential loans and securities pledged as collateral were $106 million and $473 million, respectively. They are uncommitted and mature within a year. For the three and six months ended June 30, 2012, the average balance of short-term debt was $474 million and $418 million, respectively. For the three and six months ended June 30, 2011, the average balance of short-term debt was $2 million and $25 million, respectively. At June 30, 2012 and December 31, 2011, accrued interest payable on short-term debt was $0.9 million and $0.6 million, respectively.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Residential loan collateral	$95,149	1.85%	138	$307,149	1.93%	322
Real estate securities collateral	360,270	1.92%	40	120,907	1.88%	31

Total Short-Term Debt	$455,419	1.90%	60	$428,056	1.92%	240

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Within 30 days	$294,796	$105,607
31 to 90 days	54,106	15,300
Over 90 days	106,517	307,149

Total Short-Term Debt	$455,419	$428,056

Note 12. Asset-Backed Securities Issued

The Sequoia and Acacia securitization entities issue ABS to acquire assets from us and from third parties. Each series of ABS issued consists of various classes that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one, three, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also includes some interest-only classes with coupons set at a fixed rate or a fixed spread to a benchmark rate,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

In 2011, we securitized and consolidated $671 million of loans through our Sequoia program and issued $640 million of ABS to third parties. In July 2011, we transferred $365 million of residential securities into a resecuritization, with $245 million of ABS issued to third parties. The carrying value of ABS issued by consolidated securitization entities we sponsored at June 30, 2012 and December 31, 2011, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2012
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,115,464	$2,868,336	$193,318	$6,177,118
Interest-only certificates	14,639	-	-	14,639
Unamortized premium	1,087	-	-	1,087
Unamortized discount	(4,708)	-	-	(4,708)
Fair value adjustment, net	-	(2,624,263)	-	(2,624,263)

Total ABS Issued	$3,126,482	$244,073	$193,318	$3,563,873

Range of weighted average interest rates, by series	0.43% to 4.15%	0.92% to 1.48%	2.24%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	34	10	1

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,697,894	$2,884,967	$219,551	$6,802,412
Interest-only certificates	16,904	-	-	16,904
Unamortized premium	1,280	-	-	1,280
Unamortized discount	(5,655)	-	-	(5,655)
Fair value adjustment, net	-	(2,675,586)	-	(2,675,586)

Total ABS Issued	$3,710,423	$209,381	$219,551	$4,139,355

Range of weighted average interest rates, by series	0.39% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	39	10	1

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2012, $3.5 billion of ABS issued ($6.1 billion principal balance) had contractual maturities of over five years and $47 million of ABS issued ($47 million principal balance) had contractual maturities of one to five years. Amortization of the resecuritization and Sequoia deferred ABS issuance costs was $1 million for both the six months ended June 30, 2012 and 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

The following table summarizes the accrued interest payable on ABS issued at June 30, 2012 and December 31, 2011. Interest due on Sequoia and resecuritization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2012	December 31, 2011
Sequoia	$3,352	$3,978
Acacia	1,803	2,894
Resecuritization	48	42

Total Accrued Interest Payable on ABS Issued	$5,203	$6,914

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2012 and December 31, 2011.

Collateral for Asset-Backed Securities Issued

	June 30, 2012
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,215,737	$12,176	$-	$3,227,913
Real estate securities	-	254,951	323,039	577,990
REO	3,550	-	-	3,550
Restricted cash	246	18,167	-	18,413
Accrued interest receivable	6,865	1,848	916	9,629

Total Collateral for ABS Issued	$3,226,398	$287,142	$323,955	$3,837,495

	December 31, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,799,648	$12,129	$-	$3,811,777
Real estate securities	-	246,212	324,705	570,917
REO	5,669	-	-	5,669
Restricted cash	287	14,600	-	14,887
Accrued interest receivable	7,786	2,065	961	10,812

Total Collateral for ABS Issued	$3,813,390	$275,006	$325,666	$4,414,062

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.91% and 2.61% for the six months ended June 30, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% and 6.86% for the six months ended June 30, 2012 and 2011, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.91% and 2.61% for the six months ended June 30, 2012 and 2011, respectively. Including hedging costs and

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 13. Long-Term Debt — (continued)

amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.88% and 6.86% for the six months ended June 30, 2012 and 2011, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both June 30, 2012 and December 31, 2011, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At June 30, 2012, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. Operating lease expense was less than $1 million for both the six months ended June 30, 2012 and 2011.

The following table presents our future lease commitments at June 30, 2012.

Future Lease Commitments by Year

(In Thousands)	June 30, 2012
2012 (six months)	$868
2013	1,779
2014	1,820
2015	1,776
2016	1,518
2017 and thereafter	2,213

Total	$9,974

In the third quarter of 2011, we entered into a new lease agreement for our executive office. The new lease, which went into effect during the second quarter of 2012, recast our previous lease obligations and expires in 2018. The payments required under the new lease will be recognized as office rent expense on a straight-line basis over the lease term. In the fourth quarter of 2011, we also relocated our New York office and entered into a new lease agreement. This lease expires in 2015 and accounts for approximately ten percent of our future lease obligation.

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. There were no unamortized leasehold improvements at June 30, 2012. For both the six months ended June 30, 2012 and 2011, we recognized leasehold amortization expense of $1 million.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $28 million. Further information about the amount of principal and interest payments that the FHLB-Seattle has received in respect of this RMBS through June 30, 2012 is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, we agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010, in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $3.1 million. Further information about the amount of principal and interest payments that Schwab has received in respect of this RMBS through June 30, 2012, is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, we agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $40 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at June 30, 2012, had a remaining outstanding principal balance of approximately $144 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. Further information about the amount of principal and interest payments that the FHLB-Chicago has received in respect of these two RMBS through June 30, 2012, is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, we agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

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

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated (as is the case for each of the above-referenced litigation matters), FASB guidance on accounting for contingencies provides that an estimate of possible loss or range of loss be disclosed unless such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies, our belief that these litigations are without merit, and our intent to defend these actions

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters. These rights and obligations could offset or increase our potential losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and six months ended June 30, 2012.

Stockholders’ Equity

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$962,257	$892,584
Net income	19,527	49,990
Distributions to shareholders	(20,266)	(40,498)
Unrealized gains on securities and derivatives, net	(13,644)	41,363
Other changes in equity, net	3,304	7,739

Balance at End of Period	$951,178	$951,178

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011.

(In Thousands)	June 30, 2012	December 31, 2011
Net unrealized gains on real estate securities	$96,393	$53,904
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(68,181)	(67,055)

Total Accumulated Other Comprehensive Income (Loss)	$28,212	$(13,151)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2012 and 2011.

Basic and Diluted Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Basic Earnings Per Common Share:
Net income attributable to Redwood	$19,527	$9,439	$49,990	$27,604
Less: Dividends and undistributed earnings allocated to participating securities	538	192	1,491	729

Net income allocated to common shareholders	$18,989	$9,247	$48,499	$26,875

Basic weighted average common shares outstanding	78,815,313	78,324,057	78,606,336	78,176,767
Basic Earnings Per Common Share	$0.24	$0.12	$0.62	$0.34

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$19,527	$9,439	$49,990	$27,604
Less: Dividends and undistributed earnings allocated to participating securities	538	343	1,336	922

Net income allocated to common shareholders	$18,989	$9,096	$48,654	$26,682

Basic weighted average common shares outstanding	78,815,313	78,324,057	78,606,336	78,176,767
Net effect of dilutive equity awards	-	1,153,447	1,359,070	1,248,593

Diluted weighted average common shares outstanding	78,815,313	79,477,504	79,965,406	79,425,360

Diluted Earnings Per Common Share	$0.24	$0.11	$0.61	$0.34

For the three months ended June 30, 2012, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income. For the six months ended June 30, 2012, there were 1,359,070 of dilutive equity awards determined under the two-class method. For the three and six months ended June 30, 2011, there were 1,153,447 and 1,248,593, respectively, of dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three and six months ended June 30, 2012, the number of outstanding equity awards that were antidilutive totaled 1,877,664 and 531,072, respectively, under the two-class method. For the three and six months ended June 30, 2011, the number of outstanding equity awards that were antidilutive totaled 686,037 and 675,529, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the six months ended June 30, 2012, there were no shares acquired under the plan. At June 30, 2012, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 16. Equity Compensation Plans

At June 30, 2012 and December 31, 2011, 1,271,562 and 298,634 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $16 million at June 30, 2012, as shown in the following table.

	Six Months Ended June 30, 2012
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,792	$13,563	$5,514	$-	$20,869
Equity grants	-	56	1,362	-	165	1,583
Equity grant forfeitures	-	-	(794)	(528)	-	(1,322)
Equity compensation expense	-	(373)	(3,728)	(950)	(83)	(5,134)

Unrecognized Compensation Cost at End of Period	$-	$1,475	$10,403	$4,036	$82	$15,996

At June 30, 2012, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At June 30, 2012 and December 31, 2011, there were 376,523 and 380,779 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2012. For both the six months ended June 30, 2012 and 2011, there were no stock options exercised. For the six months ended June 30, 2012 and 2011, 4,256 and 4,000 stock options expired, respectively.

Restricted Stock

At June 30, 2012 and December 31, 2011, there were 151,972 and 184,409 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2016. There were no restricted stock awards granted during the six months ended June 30, 2012.

Deferred Stock Units

At June 30, 2012 and December 31, 2011, there were 2,052,184 and 2,476,171 DSUs outstanding, respectively, of which 998,013 and 1,068,283, respectively, had vested. There were 86,040 and 119,832 DSUs granted during the three and six months ended June 30, 2012, respectively. During the first quarter of 2012, there were 61,422 DSUs forfeited related to an employee departure. During the six months ended June 30, 2012, there were 482,397 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at June 30, 2012 will vest through 2016.

Performance Stock Units

At June 30, 2012 and December 31, 2011, there were 546,714 and 592,479 PSUs outstanding, respectively, none of which had vested. These PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2013 and 2014 will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted, adjusted (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 16. Equity Compensation Plan — (continued)

Employee Stock Purchase Plan

The ESPP allows a maximum of 300,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2012 and December 31, 2011, 174,756 and 152,212 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Mortgage Banking Activities

The following table presents the components of Mortgage Banking Activities, Net, on our consolidated income statement for the three and six months ended June 30, 2012.

Components of Mortgage Banking Activities

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Income from MSRs, net:
Income	$123	$137
Late charges	1	1
Cost of sub-servicer	(30)	(34)

Income from MSRs, net:	94	104

Changes in fair value of:
MSRs	(527)	(544)
Risk management derivatives (1)	(3,282)	(6,398)

Net market valuation adjustments	(3,809)	(6,942)

Net gains on mortgage loan sales	5,471	12,836

Mortgage Banking Activities, Net	$1,756	$5,998

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 17. Mortgage Banking Activities — (continued)

Mortgage Servicing Rights

During the three and six months ended June 30, 2012, we transferred an aggregate $294 million and $1 billion (principal balance), respectively, of residential loans to three Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three and six months ended June 30, 2012, we recorded MSRs of $1 million and $3 million, respectively, at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $374 million of loans transferred (original principal balance) to these securitizations or sold to third parties. At June 30, 2012, the principal balance of the loans underlying our MSRs was $364 million.

We contract with a licensed sub-servicer to perform all servicing functions for loans underlying our MSRs. The following table presents activity for residential first-lien MSRs for the three and six months ended June 30, 2012.

MSR Activity

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$1,562	$-
Additions	1,029	2,608
Changes in fair value due to:
Changes in assumptions (1)	(481)	(481)
Other changes (2)	(46)	(63)

Balance at End of Period	$2,064	$2,064

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.

(2)	Reflects the impact of MSR-related cash flows received during the period.

Note 18. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2012 and 2011 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Fixed compensation expense	$4,373	$3,797	$9,408	$7,942
Variable compensation expense	3,024	646	5,617	1,246
Equity compensation expense	2,958	2,707	5,134	4,766

Total compensation expense	10,355	7,150	20,159	13,954
Systems	1,303	1,915	2,484	3,854
Office costs	1,682	1,582	3,423	3,322
Accounting and legal	1,048	908	2,166	1,544
Other operating expenses	777	532	1,567	926

Total Operating Expenses	$15,165	$12,087	$29,799	$23,600

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 19. Taxes

For both the six months ended June 30, 2012 and 2011, we recognized a provision for income taxes of less than $1 million. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2012 and 2011.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

June 30,
	2012	2011
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(17.4) %	(41.1) %
Dividends paid deduction	(22.6) %	-

Effective Tax Rate	1.2%	0.1%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2011, State — years 2007 to 2011) and concluded at June 30, 2012 and December 31, 2011, that we had no material unrecognized tax liabilities.

Note 20. Subsequent Events

At June 30, 2012, we planned to purchase up to $476 million of residential mortgage loans previously originated by third parties. Of this amount, $119 million settled as of August 1, 2012. We expect further settlements to occur during the third quarter of 2012, subject to loan availability and delivery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries, is a financial institution that seeks to invest in real estate related assets that have the potential to provide attractive cash flows over a long period of time and support our goal of distributing attractive levels of dividends to our stockholders. For tax purposes, we are structured as a real estate investment trust (“REIT”). We are able to pass through substantially all of our earnings generated at our REIT to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

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

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. Through the commercial section of our website, we also disclose information about our origination or acquisition of new commercial loans and other commercial investments, generally within five business days of origination or acquisition. We believe that this information may be of interest to investors in Redwood, although we may not always disclose on our website each new commercial loan or other new commercial investment we originate or acquire (or we may not disclose them on our website within the five business day period described above) due to, among other reasons, confidentiality obligations to the borrowers of those loans or counterparties to those investments. The information on our website is not part of this Quarterly Report on Form 10-Q.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our statements relating to our overall outlook for the future of our business, our statement relating to our ability to adapt in response to changes in the mortgage finance market, our statement that we believe we are making steady progress as new opportunities begin to emerge for our business, our statement that recent developments and the stabilizing housing sector have us well positioned for the second half of 2012 and for 2013, and our statement that our residential business has the potential to generate sustainable earnings power; (ii) our statements relating to opportunities to invest in residential securities, our belief that there will continue to be sufficient market liquidity for the types of residential securities investments that we are financing in part with short-term debt, and any statements relating to how we might use various types of debt financing to finance residential securities investments in the future; (iii) any statements relating to future activities we may engage, including that we hope to be an active seller of loans to Fannie Mae and Freddie Mac by the end of the fourth quarter of 2012 and any statements relating to our future level of investment in mortgage servicing rights and the profitability of such investments, future sales of whole loans (other than through securitization transactions) and the profitability of such sales; (iv) any statements relating to our competitive position and our ability to compete in the future, including our ability to effectively compete to acquire residential securities and residential mortgage loans and our ability to compete to originate and acquire commercial debt investments; (v) any statements relating to our future investment strategy and our ability to find investments with attractive risk return profiles, including, without limitation, statements relating to our efforts to acquire residential mortgage loans, make commercial debt investments, and make investments in residential securities in the secondary market; (vi) our statement that we are on track to invest $400 million or more of equity capital during 2012; (vii) our statement that we are currently on track to purchase $2 billion or more of residential mortgage loans in 2012, our statements relating to acquiring residential mortgage loans (including residential mortgage loans that we have identified for purchase or plan to purchase, including the amount of such loans that we planned to purchase or have identified for purchase at June 30, 2012 and July 31, 2012), and our statement that it is our intent to finance our residential mortgage loans held for sale primarily through the use of warehouse lines of credit; (viii) statements relating to future residential loan securitization and sale transactions, the timing of the completion of those future transactions, and the number and size of those transactions we expect to complete in 2012 and future periods, which future transactions may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future transactions of these types and our ability to finance residential loan acquisitions through the execution of these types of transactions, and the profitability of these transactions; (ix) any statements relating to the cash flows we expect to receive from our investments; (x) our statements relating to our estimate of our investment capacity (including that we estimate our investment capacity was $90 million at June 30, 2012) and our statement that we believe this level of investment capacity should carry us into the fourth quarter of 2012; (xi) any statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses; (xii) our beliefs about, and our outlook for, the future direction of housing market fundamentals, including, without limitation, home prices, household formation and demand for housing, delinquency rates, foreclosure rates, prepayment rates, inventory of homes for sale, and mortgage interest rates and their potential impact on our business and results of operations and our beliefs that certain delinquency trends should eventually cause total mortgage delinquencies to fall, that, absent a second recession, low interest rates should protect from additional downside movement in home prices, that we believe housing prices are in the process of stabilizing, and that we do not expect housing, in general, to be a significantly appreciating asset class for several years; (xiii) any statements relating to the future direction of commercial real estate fundamentals and statements regarding the competitive landscape for, and availability of, financing for commercial real estate; (xiv) our statements that we expect that mezzanine lending opportunities will continue to drive our commercial investment activity for the next few quarters, that we believe we can originate between $200 and $250 million in commercial mezzanine loans in 2012, and that we expect our commercial business to grow organically through the future establishment of a repurchase facility and eventual completion of term financing through a non-recourse securitization of our mezzanine loan portfolio in late 2012 or 2013; (xv) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xvi) any statements relating to our expectations regarding future interest income and net interest income, future earnings, future gains, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; and (xvii) our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions and our expectations and estimates relating to tax accounting and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we anticipate an additional $130 million of credit losses on residential securities to be realized in the future).

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

Throughout our history we have sponsored other investment entities that include a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the “Fund”), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was invested in real estate securities and the Acacia entities are primarily invested in a variety of real estate related assets. We are not currently seeking to sponsor other entities like the Fund or the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction (the “Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these securitization entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

For tax purposes, we are structured as a REIT. As a REIT, we are able to pass through substantially all of our earnings to our stockholders without paying income tax at the corporate level. We pay income tax on the REIT taxable income we retain and on the income we earn at our taxable subsidiaries.

Business Update — Second Quarter 2012

We believe we made steady progress in the second quarter of 2012, particularly in the face of a slowing U.S. economy and an escalating fiscal crisis in Europe. We continued to put excess capital to work, we completed our third securitization in 2012 with attractive economics, and we added a number of new loan sellers to our residential conduit. Additionally, the amount of residential loans we had identified for purchase grew at a rate that exceeded our projections and could potentially allow us to complete another two securitizations before the end of the year. Our commercial business was able to more than double its loan production from the first quarter of 2012 and is taking steps toward becoming a senior commercial loan originator. We believe that these developments - along with a stabilizing housing sector that appeared to defy the overall downward economic trend we observed in the second quarter of 2012 - have us well positioned for the second half of 2012 and for 2013.

In the second quarter of 2012, we were successful in growing investment income, supplementing this income with mortgage banking income, and containing our overhead expenses. Our reported GAAP earnings were $0.24 per share for the second quarter of 2012, as compared to $0.37 per share for the first quarter of 2012. Our second quarter 2012 earnings reflected a $3 million (or 11%) increase in net interest income compared to the first quarter of 2012, primarily as a result of interest generated by new assets we acquired after ramping up our investment activity in the first half of the year. While our $2 million of income from mortgage banking activities was lower than the $4 million we reported in the first quarter of 2012, the overall decline in mortgage banking income was largely due to timing - our first quarter results included an additional securitization (in January 2012) made up of loans that we had identified for purchase in 2011. The economics of our recent securitizations continued to improve in the second quarter of 2012 and we became active in the whole loan sales market.

Our second quarter 2012 GAAP income was also affected by a $5 million decline in the value of our residential IO securities due to declining mortgage rates during the second quarter. We hold IOs as investments, but also consider potential valuation changes due to their sensitivity to interest movements as part of our overall risk management strategy for our loans held-for-sale and loans that we plan to purchase. Generally speaking, we would expect the value of these loans to move in the opposite direction of the value of our IO securities. We believe that economically the $5 million decline in value of our IO securities was generally offset by increases in the value of loans held-for-sale on our balance sheet at June 30, 2012, as well as loans we planned to purchase. However, for the three months ended June 30, 2012, we were not able to recognize any of these offsetting increases in value based upon the accounting elections we apply. We currently expect to realize these amounts as we sell or securitize loans in the third and fourth quarters of 2012.

We believe that we our residential business has the potential to generate sustainable earnings power that could result from continued positive margins on our sales or securitizations of residential loans, and additional long-term investments in Sequoia securities that we believe will generate attractive returns over time. The Results of Operations section of this Management’s Discussion and Analysis (“MD&A”) provides additional details on our earnings for the second quarter of 2012.

We paid a quarterly dividend of $0.25 per share for both the first and second quarters of 2012. While our GAAP earnings of $0.61 per share through the first half of 2012 exceeded the $0.50 per share we distributed to shareholders over the same period, our REIT taxable income of $0.35 per share continues to be affected by the timing of credit losses on legacy investments and remains subdued. The credit losses we currently expect to realize in 2012 to determine our taxable income were substantially reserved for in prior years for GAAP financial reporting purposes.

Our investment portfolio continued to perform consistent with our expectations during the second quarter of 2012, generating $63 million of cash flow. This was well in excess of the $37 million of combined interest on debt, dividends, and cash operating expenses we paid during the quarter, as discussed in the Summary of Financial Condition, Capital Resources, and Liquidity section of MD&A. There remained strong demand for higher quality seasoned residential mortgage-backed securities during the second quarter of 2012 as investors searched for higher yielding securities, resulting in a slight increase in the market value of our portfolio since the end of the first quarter of 2012. However, a rise in prices for 30-year Treasury securities during the second quarter of 2012 resulted in a negative $0.19 per share impact to our GAAP book value at June 30, 2012, due to market valuation decreases for derivatives hedging our long-term debt.

Combining these and other factors, our GAAP book value decreased to $12.00 per share in the second quarter of 2012 from $12.22 per share at the end of the first quarter of 2012. The following table displays the changes in GAAP book value per share for the three months ended June 30, 2012 and March 30, 2012.

Table 1 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	June 30, 2012	March 31, 2012
Beginning book value per share	$12.22	$11.36
Net income	0.24	0.37
Dividends	(0.25)	(0.25)
Unrealized (losses) gains on hedges	(0.19)	0.18
Unrealized gains on securities	0.03	0.52
Other, net	(0.05)	0.04

Ending Book Value per Share	$12.00	$12.22

Investment and Portfolio Sales Activity

During the second quarter of 2012, our capital deployment remained on a pace that kept us on track to invest $400 million or more of equity capital during 2012. We invested $112 million of equity capital during the second quarter of 2012 to acquire $195 million of investments (and used $83 million of short-term debt to finance a portion of these new investments). Our investments during the second quarter of 2012 included our June Sequoia securitization, additional secondary investments in senior third-party RMBS, and investments in eight newly originated commercial mezzanine loans.

The following table summarizes our investment activity for the second and first quarter of 2012.

Table 2 Quarterly Investment Activity

	Three Months Ended
(In Millions)	June 30, 2012	March 31, 2012
Residential investments
New Sequoia RMBS	$23	$61
Third-Party RMBS	103	223
Less: Short-term debt	(83)	(175)

Net residential investments	43	109
Commercial investments	69	27

Equity Capital Invested	$112	$136

In the second quarter of 2012, we sold $49 million of third-party RMBS and recorded realized gains of $7 million on these sales.

Residential Loan Business

In the second quarter of 2012, we completed one $294 million securitization (SEMT 2012-3), our third securitization of 2012, and retained $23 million (market value) of securities for our investment portfolio. We also completed two whole loan sales totaling $86 million. We added 15 loan sellers to our conduit during the second quarter of 2012 to increase the total to 37 at June 30, 2012. The volume of loans we identified for purchase increased to $691 million in the second quarter of 2012, up from $524 million in the first quarter of 2012 and $294 million in the fourth quarter of 2011.

Our second quarter 2012 securitization produced a GAAP gain on sale of $4 million before hedge costs. Similar to our March 2012 securitization, by entering into a preliminary agreement with the underwriter of the transaction, we were able to more effectively manage our interest rate exposure and costs, contributing to the positive results from executing this transaction.

In anticipation of future securitizations, we held $254 million of residential loans at June 30, 2012, and at July 31, 2012, we held $383 million and had identified another $518 million that we planned to purchase. We currently expect to complete our next Sequoia residential securitization in the third quarter of 2012. We are selectively adding regional and community banks as well as independent mortgage companies to our seller list. We continue to find growing interest from loan sellers who want to work with an established loan aggregator like us. We believe this has benefited us because there are fewer established loan aggregators as a result of the financial crisis and the reduction in wholesale origination activities at certain large banking institutions. Additionally, loan originators and sellers that are banks appreciate that we are not a direct competitor for their customer relationships. With 37 loan sellers at June 30, 2012, we believe we are on track to exceed our year-end 2012 goal of 40 sellers and now expect 50 sellers by the end of the year. We continue to target purchasing at least $2 billion of residential loans in 2012 and believe we are on track to meet or exceed that amount.

At the end of the second quarter of 2012, we owned mortgage servicing rights (“MSRs”) on $364 million of prime-quality jumbo residential loans that were sourced through our residential conduit. The fair value of these MSRs was $2 million, or 55 basis points of the mortgage loans. We earn income from these MSRs, but do not service any loans in-house, nor do we currently plan to do so.

Commercial Loan Business

We originated eight additional commercial loans totaling $69 million in the second quarter of 2012, up from five loans and $27 million in the first quarter of 2012. At June 30, 2012, our commercial portfolio is now comprised of 26 loans totaling $247 million at June 30, 2012 made in connection with third parties (banks, insurance companies, and Freddie Mac) that originated nearly $1.6 billion of new commercial mortgages on multifamily, office, self-storage, and hospitality properties. As we expected, the pace of our investment activity increased from the prior quarter, and we expect that mezzanine lending opportunities will continue to drive our commercial investment activity for the next few quarters. Currently, our commercial portfolio generates a gross yield, before reserves, of approximately 10% and is funded entirely with equity capital.

While we believe we can originate between $200 million and $250 million of commercial loans in 2012, we are currently allocating no more than $300 million of equity capital to our commercial business. We expect this business to grow organically through the future establishment of a repurchase facility and eventual completion of term financing through a non-recourse securitization of our mezzanine loan portfolio in late 2012 or 2013.

Residential Portfolio Business

From the standpoint of non-agency RMBS investors, the second quarter of 2012 was volatile in sentiment without a sustained bullish or bearish trend in pricing. Prices were well supported through the middle of the second quarter of 2012, with good liquidity and steady two-way demand for buying and selling securities. Concerns about the European fiscal crisis began to resurface late in the second quarter of 2012, with many market makers unwilling to add to their investment positions. The tone changed again in mid-July 2012, and the general level of prices increased for non-agency RMBS. We continue to expect volatility and select buying opportunities as the market remains sensitive to macroeconomic indicators and developments in Europe.

In the second quarter of 2012, we continued employing what we believe to be prudent amounts of short-term recourse financing against our securities portfolio in order to free up equity capital for additional long-term investments. Most of the RMBS we are currently financing are more liquid senior securities that have demonstrated strong investor demand. We believe there will continue to be sufficient market liquidity for these types of RMBS investments, particularly with the changes to regulatory capital rules that were announced for banks in early June 2012. These capital requirements are substantially reduced for seasoned, higher-quality non-investment grade RMBS with sufficient credit support.

At June 30, 2012, our residential securities portfolio totaled $1 billion and was financed with a combination of $360 million of short-term debt, $193 million of non-recourse resecuritization debt, and $447 million of equity capital.

Outlook

At the mid-year point, we are on track to deliver on our “three big themes” for 2012: improving our capital efficiency, getting fully invested, and building the franchise value of our residential and commercial businesses. Our two-year effort to rebuild and reposition our residential and commercial loan businesses is beginning to take form. We believe that our assessment of the investment landscape and the need to position our residential and commercial businesses so they could adapt in response to changes in the evolving mortgage finance market was the right thing to do. We are a long way from achieving our long-term objectives, but we believe we are making steady progress as new opportunities begin to emerge for our businesses.

Our basic strategy for success in today’s mortgage market was to build operating businesses capable of creating their own investments and fee-generating opportunities. That meant building flexible and scalable loan platforms and having the right personnel to unite and bring value to lenders and investors. The upfront resources required to build these businesses has been a drag on our earnings over the past few years. As we begin the second half of 2012, we believe that we possess the operating leverage necessary to increase our loan purchase activity and our earnings over time.

We are making steady progress toward achieving our goals for our residential business. Outside of our securitization activities, we have also been active in buying and selling hybrid mortgage loans to generate fee income. Our next step is to add conforming loans to our product menu. We are now in the process of getting approval to sell loans to Fannie Mae and Freddie Mac. We hope to be an active loan seller to Fannie Mae and Freddie Mac by the end of the fourth quarter of 2012. We are also hopeful that further stabilization in the U.S. housing market will reduce pressure on Congress to maintain the government’s significant presence in the residential mortgage market. We believe the decision in the Fall of 2011 to allow the temporary increase in the conforming size limits (i.e., loans eligible for purchase by Fannie Mae and Freddie Mac) to lapse did not have an adverse effect on the housing market, as the private sector appeared able to offer mortgage financing to this portion of the market on attractive terms to borrowers.

Our commercial business had its biggest production quarter to date for mezzanine loans. Looking forward, we are focused on a number of initiatives, including obtaining interim and permanent financing to increase the returns on our commercial portfolio and generate additional capital for reinvestment. We expect to continue to originate attractive mezzanine loans and eventually transition to originating senior loans that can be sold to investors and generate fee income as well as additional mezzanine lending opportunities. We completed our first such senior loan transaction in the second quarter of 2012.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $20 million ($0.24 per share) and $50 million ($0.61 per share), respectively, for the three and six months ended June 30, 2012, as compared to $9 million ($0.11 per share) and $28 million ($0.34 per share), respectively, for the three and six months ended June 30, 2011. The following table presents the components of our GAAP net income for the three and six months ended June 30, 2012 and 2011.

Table 3 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Interest income	$59,523	$52,955	$118,264	$107,288
Interest expense	(28,881)	(23,633)	(59,536)	(45,606)

Net interest income	30,642	29,322	58,728	61,682
Reversal of (provision for) loan losses	1,340	(1,581)	1,065	(4,389)
Other market valuation adjustments, net	(5,449)	(11,147)	(6,017)	(16,887)

Net interest income after provision and other market valuation adjustments	26,533	16,594	53,776	40,406
Mortgage banking activities, net	1,756	-	5,998	-
Operating expenses	(15,165)	(12,087)	(29,799)	(23,600)
Realized gains, net	6,995	5,834	20,615	9,699
Provision for income taxes	(592)	(14)	(600)	(28)
Less: Net income (loss) attributable to noncontrolling interest	-	888	-	(1,127)

Net Income	$19,527	$9,439	$49,990	$27,604

Diluted weighted average common shares outstanding	78,815,313	79,477,504	79,965,406	79,425,360
Net earnings per share	0.24	$0.11	0.61	$0.34

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other MVA

Net interest income after provision and other MVA was $27 million for the second quarter for 2012, as compared to $17 million for the second quarter of 2011, an increase of $10 million. This increase was primarily due to the following: a $1 million increase in net interest income as a result of our increased investment activity during 2012, a decrease in negative MVA of $6 million as a result of less severe declines in benchmark interest rates that affect the value of our interest rate derivatives, and a decline in provision expense of $3 million as a result of overall credit stability observed during 2012 for loans at legacy Sequoia entities.

The following table details the components of Other MVA for both the three and six months ended June 30, 2012 and 2011.

Table 4 Components of Other MVA

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Residential loans, held-for-sale	$405	$8	$498	$11
Commercial loans, at fair value	111	1,323	122	1,542
Trading securities	10,986	(9,594)	45,150	10,322
Impairments on AFS securities	(303)	(1,466)	(635)	(4,088)
REO	(162)	(244)	(144)	(1,162)
Other derivative instruments, net	(3,513)	(18,554)	(5,982)	(16,755)
ABS issued - Acacia	(12,973)	17,380	(45,026)	(6,757)

Total Other MVA, Net	$(5,449)	$(11,147)	$(6,017)	$(16,887)

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes net income from MSRs, valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and gains from mortgage loan sales and securitizations. The following tables present the components of mortgage banking activities, net, for the three and six months ended June 30, 2012.

Table 5 Mortgage Banking Activities at Redwood (Parent)

(Dollars in Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Income from MSRs, net	$94	$104
Net valuation losses from MSRs	(527)	(544)
Net valuation losses from risk management derivatives	(3,282)	(6,398)
Net gains on mortgage loan sales and securitizations	5,471	12,836

Total Mortgage Banking Activities, Net	$1,756	$5,998

Realized Gains, Net

Realized gains, net, were $7 million for the second quarter of 2012, a $1 million increase from the second quarter of 2011. During the second quarter of 2012, we sold $43 million of AFS securities for a gain of $7 million. The following table details the components of realized gains, net, for the three and six months ended June 30, 2012 and 2011.

Table 6 Realized Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Net gains on sales of real estate securities	$6,989	$5,186	$13,174	$9,142
Net gains on extinguishment of debt	6	247	318	247
Net gains on calls of real estate securities	-	401	113	310
Gain on deconsolidation	-	-	7,010	-

Total Realized Gains, Net	$6,995	$5,834	$20,615	$9,699

Operating Expenses

Operating expenses were $15 million for the second quarter of 2012, as compared to $12 million for the second quarter of 2011. The increase was primarily due to an increase in employee headcount and variable compensation costs, as non-compensation expenses remained relatively stable.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable income was $17 million ($0.22 per share) for the second quarter of 2012, as compared to a taxable loss of less than $1 million (less than $0.01 per share) for the second quarter of 2011. Our estimated REIT taxable income was $17 million ($0.22 per share) for the second quarter of 2012, as compared to REIT taxable income of $1 million ($0.02 per share) for the second quarter of 2011. Total realized credit losses on our investments for the second quarters of 2012 and 2011 were $5 million ($0.07 per share) and $16 million ($0.21 per share), respectively, for tax purposes.

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

Summary of Financial Condition, Capital Resources, and Liquidity

At June 30, 2012, our total capital was $1.1 billion, including $951 million in stockholders’ equity and $140 million of long-term debt. At June 30, 2012, our estimate of our available investment capacity was $90 million. Based on our current expectation for new investment activity, we believe this excess capacity should carry us into the fourth quarter of 2012. Our future capital raising efforts could include freeing up additional capital internally, the issuance of corporate debt or preferred equity, or the issuance of common equity. Our approach to raising capital will continue to be based on what we believe to be in the best long-term interest of our common stockholders.

Components of Book Value

The following supplemental components of book value table presents our assets and liabilities at June 30, 2012, and March 31, 2012. We show our investments in Consolidated Entities as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 7 Components of Book Value (1)

(In Millions, Except per Share Data)	June 30, 2012	March 31, 2012
Cash and cash equivalents	$70	$150
Loans
Residential	256	303
Commercial	247	178

Total loans at Redwood	503	481
Real estate securities at Redwood
Residential - Third party (2)	977	941
Residential - Sequoia	74	62
Commercial	6	6
CDO	-	-

Total real estate securities at Redwood	1,057	1,009
Investments in Consolidated Entities	87	87
Other assets	97	81

Total assets	1,814	1,808
Short-term debt	(455)	(441)
Long-term debt	(140)	(140)
Asset-backed securities issued - Resecuritization (2)	(193)	(207)
Other liabilities	(74)	(58)

Stockholders’ Equity	$951	$962

Book Value Per Share	$12.00	$12.22

(1)	As this table is presented in millions, except per share amounts, some numbers may not foot due to rounding.

(2)

The assets and liabilities of the Resecuritization are included in “Real estate securities at Redwood - Residential - Third Party” and “Asset-backed securities issued – Resecuritization,” respectively, although these assets and liabilities are owned by the Resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the Resecuritization entity. At June 30, 2012, the Resecuritization accounted for $323 million of real estate securities and $193 million of asset-backed securities issued and our investment in this Resecuritization is reflected in the difference between these assets and liabilities

Changes in Book Value and Estimated Non-GAAP Economic Value

During the second quarter of 2012, our GAAP book value decreased by $0.22 per share to $12.00 per share. The net decrease resulted from a $0.24 per share increase from reported earnings and a $0.03 per share increase in net positive valuation increases on securities not reflected in earnings, offset by a $0.19 per share decrease in value of derivative hedges related to long-term debt not reflected in earnings, a $0.05 per share decrease from other net negative items, and $0.25 per share from dividends paid to shareholders.

During the second quarter of 2012, our estimate of non-GAAP economic value decreased by $0.31 per share to $12.87 per share. The decrease was a result from $0.26 per share valuation change in our long-term debt and associated hedge liabilities, $0.21 per share of cash operating and interest expense, $0.25 per share of dividends paid to shareholders, and $0.05 per share from other items. These decreases were offset by $0.46 in cash flow and net positive market valuations on our securities and investments. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Securitization Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Cash and Cash Equivalents

At June 30, 2012, we had $70 million in cash and cash equivalents, as compared to $150 million at March 31, 2012, a decrease of $80 million. The decrease was primarily attributable to acquisitions of residential mortgage loans and securities, originations of commercial loans, and repayments of warehouse debt, offset by cash raised from one Sequoia securitization, loan sales to third parties, and an increase in short-term debt, net.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three and six months ended June 30, 2012, in a manner consistent with the way management analyzes them. This table illustrates our cash balances at June 30, 2012, March 31, 2012, and December 31, 2011 (each a GAAP amount), and organizes the components of sources and uses of cash (non-GAAP amounts) by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 8 Sources and Uses of Cash

(In Millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning Cash Balance	$150	$267

Business cash flow (1)
Loans, securities, and investments (2)	78	152
Operating expenses	(12)	(24)
Resecuritization interest expense	(15)	(29)
Interest expense on other borrowed funds	(5)	(9)
Dividends	(20)	(40)

Net business cash flow	26	50

Investment-related cash flow
Acquisition of residential loans	(339)	(999)
Origination/acquisition of commercial loans	(69)	(96)
Acquisition of securities, net (3)	(51)	(215)
Investments in Redwood-issued securitizations	(23)	(84)

Total investment-related cash flow	(482)	(1,394)

Financing and other cash flow
Proceeds from residential loan sales	387	1,140
Proceeds from short-term debt, net	56	239
Repayments of warehouse debt, net	(42)	(212)
Margin (posted) returned, net	(20)	1
Derivative pair-off	(5)	(16)
Changes in working capital	-	(5)

Net financing and other cash flow	376	1,147

Ending Cash Balance	$70	$70

(1)

Cash flow from loans, securities, and investments can be volatile from quarter to quarter depending on the level of invested capital, the timing of credit losses, acquisitions, sales, and changes in prepayments and interest rates. Therefore, (i) cash flow generated by these investments in a given period is not necessarily reflective of the long-term economic return we will earn on the investments and (ii) it is difficult to determine what portion of the cash received from an investment is a return “of” principal and what portion is a return “on” principal in a given period. This table excludes cash flow generated by our investments in the Sequoia and Acacia entities (cash flow that is not available to Redwood), but does include the cash flow distributed to Redwood as a result of our investments in these entities.

(2)

Sources of cash from loans, securities, and investments includes the gross cash flow received from the securities that were included in the Resecuritization, net of the principal and interest payments made in respect of the ABS issued in that resecuritization.

(3)

Total sales of securities in the second quarter of 2012 were $49 million. Securities sales of $6 million made in the first quarter of 2012 that settled in April are reflected in the second quarter under Acquisitions of securities, net. Total acquisitions of securities in the second quarter of 2012 were $103 million. Securities acquisitions of $3 million made in the first quarter that settled in April are reflected in the second quarter under Acquisitions of securities, net. There were no unsettled trades at December 31, 2011.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at June 30, 2012. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential securities, by quality of underlying loans — prime and non-prime.

Table 9 Securities at Redwood by Vintage and as a Percentage of Total Securities

June 30, 2012 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012	Total	% of Total Securities
Residential
Senior
Prime	$25	$184	$282	$16	$507	48%
Non-prime	100	159	6	-	265	25%

Total Senior	125	343	288	16	772	73%
Re-REMIC prime	2	56	89	-	147	14%
Subordinate
Prime	56	7	3	58	124	11%
Non-prime	8	-	-	-	8	1%

Total Subordinate	64	7	3	58	132	12%

Total Residential	191	406	380	74	1,051	99%
Commercial	5	1	-	-	6	1%
CDO	-	-	-	-	-	-

Total Securities at Redwood	$196	$407	$380	$74	$1,057	100%

During the second quarter of 2012, our securities portfolio increased $48 million to $1.06 billion. This increase is attributable to $126 million of acquisitions, partially offset by $42 million of sales, $33 million from the effect of principal repayments, and a $3 million decrease in the value of our securities. Our second quarter acquisitions included $95 million of prime senior securities, $17 million of prime subordinate securities, and $14 million of non-prime senior securities. Since the end of the second quarter and through July 31, 2012, we sold $57 million of securities at Redwood.

Derivatives at Redwood

At June 30, 2012, we had net derivative liabilities of $56 million, as compared with net derivative liabilities of $65 million at December 31, 2011. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at June 30, 2012 and December 31, 2011.

Table 10 Derivatives at Redwood

(In Thousands)	June 30, 2012	December 31, 2011
Assets - Risk Management Derivatives
Futures	$-	$47
Swaptions	1,614	-

Total Derivative Assets	1,614	47

Liabilities - Cash Flow Hedges
Interest rate swaps	(55,793)	(54,353)
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,556)	(5,270)
TBAs	-	(5,060)
Futures	(450)	(186)

Total Derivative Liabilities	(57,799)	(64,869)

Total Derivative Financial Instruments, Net	$(56,185)	$(64,822)

We are party to interest rate swaps, interest rate swaptions, TBA contracts sold, net, and financial futures that we generally utilize to (i) manage risks associated with residential loans we own or plan to acquire and securitize; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At June 30, 2012, we had net unrealized gains of $28 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $41 million increase from the net unrealized losses of $13 million at December 31, 2011. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the six months ended June 30, 2012.

Table 11 Accumulated Other Comprehensive Income (Loss) Recognized in Stockholders’ Equity

	Senior	Re-REMIC	Subordinate
(In Millions)	Residential	Residential	Residential	Commercial	CDO	Derivatives	Total
Beginning balance - December 31, 2011	$21	$37	$(6)	$2	$-	$(67)	$(13)
OTTI recognized in OCI	-	-	-	-	-	-	-
Net unrealized gain on real estate securities	25	$6	$11	$-	$-	$-	$42
Net unrealized loss on interest rate agreements	-	-	-	-	-	(3)	(3)
Reclassification:
OTTI to net income	-	-	-	-	-	-	-
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	2	2

Ending balance - June 30, 2012	$46	$43	$5	$2	$-	$(68)	$28

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The decrease in benchmark interest rates during the first six months of 2012 caused a $3 million decrease in the value of these derivatives.

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia and Acacia securitization entities totaled $87 million, or 9% of our equity capital at June 30, 2012. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the second quarter of 2012, cash flow generated by our investments in these entities totaled $6 million.

Our investments in Consolidated Entities, as reported for GAAP, totaled $87 million at June 30, 2012, and consisted of IOs and subordinate securities. Management’s estimate of the non-GAAP economic value of our investments in these entities was $94 million. Of this amount, $46 million consisted of IOs and $48 million consisted of subordinate securities at Consolidated Entities.

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

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $73 million estimate of non-GAAP economic value of our long-term debt (without giving effect to interest rate agreements designated as cash flow hedges with respect to long-term debt) using the same valuation process used to estimate the fair values of our other financial assets and liabilities. The GAAP carrying value of our net investment in the Resecuritization was $6 million below management’s estimate of the non-GAAP economic value of that investment (which estimated non-GAAP economic value was also calculated using the same valuation process used to estimate the fair values of our other financial assets and liabilities). The differences between the GAAP carrying value of our investments in Consolidated Entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Consolidated Entities.”

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and Consolidated Entities in order to supplement our consolidated GAAP results for the three and six months ended June 30, 2012 and 2011. The results of the Resecuritization Entity are included at Redwood (Parent). Consolidated Entities includes the results of consolidated Sequoia entities, Acacia entities, and, for periods prior to the fourth quarter of 2011 presented herein, the Fund.

Table 12 Consolidating Income Statements

	Three Months Ended June 30, 2012
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$34,862	$24,661	$59,523
Interest expense	(5,929)	(22,952)	(28,881)

Net interest income	28,933	1,709	30,642
(Provision for) reversal of loan losses	(376)	1,716	1,340
Other market valuation adjustments, net	(6,306)	857	(5,449)

Net interest income after provision and other market valuation adjustments	22,251	4,282	26,533
Mortgage banking activities, net	1,756	-	1,756
Operating expenses	(15,105)	(60)	(15,165)
Realized gains, net	6,989	6	6,995

Net income before provision for taxes	15,891	4,228	20,119
Provision for income taxes	(592)	-	(592)

Net Income	$15,299	$4,228	$19,527

	Three Months Ended June 30, 2011
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$25,739	$27,216	$52,955
Interest expense	(2,382)	(21,251)	(23,633)

Net interest income	23,357	5,965	29,322
Provision for loan losses	-	(1,581)	(1,581)
Market valuation adjustments, net	(6,943)	(4,204)	(11,147)

Net interest income after provision and market valuation adjustments	16,414	180	16,594
Operating expenses	(12,005)	(82)	(12,087)
Realized gains, net	3,905	1,929	5,834
Noncontrolling interest	-	(888)	(888)

Net income before provision for taxes	8,314	1,139	9,453
Provision for income taxes	(14)	-	(14)

Net Income	$8,300	$1,139	$9,439

	Six Months Ended June 30, 2012
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$66,631	$51,633	$118,264
Interest expense	(11,478)	(48,058)	(59,536)

Net interest income	55,153	3,575	58,728
(Provision for) reversal of loan losses	(650)	1,715	1,065
Other market valuation adjustments, net	(6,624)	607	(6,017)

Net interest income after provision and other market valuation adjustments	47,879	5,897	53,776
Mortgage banking activities, net	5,998	-	5,998
Operating expenses	(29,697)	(102)	(29,799)
Realized gains, net	13,287	7,328	20,615

Net income before provision for taxes	37,467	13,123	50,590
Provision for income taxes	(600)	-	(600)

Net Income	$36,867	$13,123	$49,990

	Six Months Ended June 30, 2011
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$53,823	$53,465	$107,288
Interest expense	(4,931)	(40,675)	(45,606)

Net interest income	48,892	12,790	61,682
Provision for loan losses	-	(4,389)	(4,389)
Market valuation adjustments, net	(6,069)	(10,818)	(16,887)

Net interest income (loss) after provision and market valuation adjustments	42,823	(2,417)	40,406
Operating expenses	(23,407)	(193)	(23,600)
Realized gains (losses), net	11,008	(1,309)	9,699
Noncontrolling interest	-	1,127	1,127

Net income (loss) before provision for taxes	30,424	(2,792)	27,632
Provision for income taxes	(28)	-	(28)

Net Income (Loss)	$30,396	$(2,792)	$27,604

At June 30, 2012, 67% of our consolidated assets and 80% of our consolidated liabilities were owned at consolidated Sequoia and Acacia entities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

The following tables present the balance sheets of Redwood (Parent) and Consolidated Entities in order to supplement our consolidated GAAP balance sheet at June 30, 2012.

Table 13 Consolidating Balance Sheet

June 30, 2012 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$256,077	$3,215,737	$3,471,814
Commercial loans	246,783	12,176	258,959
Real estate securities, at fair value
Trading securities	39,848	254,951	294,799
Available-for-sale securities	1,016,929	-	1,016,929
Cash and cash equivalents	69,519	-	69,519

Total earning assets	1,629,156	3,482,864	5,112,020
Other assets	97,426	36,853	134,279

Total Assets	$1,726,582	$3,519,717	$5,246,299

Short-term debt	$455,419	$-	$455,419
Other liabilities	74,215	62,114	136,329
Asset-backed securities issued	193,318	3,370,555	3,563,873
Long-term debt	139,500	-	139,500

Total liabilities	862,452	3,432,669	4,295,121

Stockholders’ equity	864,130	87,048	951,178
Noncontrolling interest	-	-	-

Total equity	864,130	87,048	951,178

Total Liabilities and Equity	$1,726,582	$3,519,717	$5,246,299

(1)

The consolidating balance sheet presents the assets and liabilities of the Resecuritization under Redwood (Parent), although these assets and liabilities are owned by the Resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the Resecuritization entity. At June 30, 2012, the Resecuritization accounted for $323 million of available-for-sale securities and $193 million of asset-backed securities issued and our investment in this Resecuritization equals the difference between these assets and liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $22 million and $16 million for the three months ended June 30, 2012 and 2011, respectively. Net interest income after provision and other MVA at Redwood was $48 million and $43 million for the six months ended June 30, 2012 and 2011, respectively. The following table presents the components of net interest income after provision and other MVA at Redwood for the three and six months ended June 30, 2012 and 2011.

Table 14 Net Interest Income after Provision and Other MVA at Redwood (Parent)

	Three Months Ended June 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$3,690	$363,882	4.06%	$1,488	$123,914	4.80%
Commercial loans	5,341	199,440	10.71%	1,604	59,545	10.78%
Trading securities	3,099	38,171	32.47%	2,008	20,472	39.23%
Available-for-sale securities	22,721	903,140	10.06%	20,625	621,537	13.27%
Cash and cash equivalents	11	78,339	0.06%	14	137,796	0.04%

Total interest income	34,862	1,582,973	8.81%	25,739	963,264	10.69%
Interest Expense
Short-term debt	(2,299)	474,053	(1.94) %	(7)	1,797	(1.56)%
ABS issued	(1,251)	197,808	(2.53) %	-	-	-
Long-term debt (1)	(983)	138,277	(2.84) %	(905)	138,231	(2.62)%
Interest rate agreements (1)	(1,396)	138,277	(4.04) %	(1,470)	138,231	(4.25)%

Total interest expense	(5,929)	810,138	(2.93) %	(2,382)	140,028	(6.80)%

Net Interest Income	28,933			23,357
Provision for loan losses	(376)			-
Other MVA, net	(6,306)			(6,943)

Net Interest Income After Provision and Other MVA	$22,251			$16,414

	Six Months Ended June 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$7,108	$341,618	4.16%	$3,979	$164,157	4.85%
Commercial loans	10,494	184,436	11.38%	2,530	48,054	10.53%
Trading securities	5,633	34,472	32.68%	4,133	20,785	39.77%
Available-for-sale securities	43,367	830,820	10.44%	43,155	634,402	13.60%
Cash and cash equivalents	29	137,480	0.04%	26	101,065	0.05%

Total interest income	66,631	1,528,825	8.72%	53,823	968,463	11.12%
Interest Expense
Short-term debt	(4,126)	418,080	(1.97) %	(189)	24,759	(1.53)%
ABS issued	(2,597)	204,624	(2.54) %	-	-	-
Long-term debt (1)	(2,013)	138,271	(2.91) %	(1,805)	138,225	(2.61)%
Interest rate agreements (1)	(2,742)	138,271	(3.97) %	(2,937)	138,225	(4.25)%

Total interest expense	(11,478)	760,974	(3.02) %	(4,931)	162,984	(6.05)%

Net Interest Income	55,153			48,892
Provision for loan losses	(650)			-
Other MVA, net	(6,624)			(6,069)

Net Interest Income After Provision and Other MVA	$47,879			$42,823

(1)

Interest rate agreements expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt was 6.88% and 6.87% for the three months ended June 30, 2012 and 2011, respectively. The combined expense yield on our hedged long-term debt was 6.88% and 6.86% for the six months ended June 30, 2012 and 2011, respectively.

Net interest income after provision and other MVA increased $6 million from the second quarter of 2011. This increase was primarily a result of a $9 million increase in interest income due to higher average earning assets and was partially offset by a $3 million increase in interest expense related to short-term debt financing costs for certain of these assets. Net interest income after provision and other MVA increased $5 million from the first half of 2011. This increase was primarily a result of an increase in interest income of $13 million due to higher average earning assets and was partially offset by a $7 million increase in interest expense related to short-term debt financing costs for certain of these assets.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $23 million and $21 million for the three months ended June 30, 2012 and 2011, respectively. Interest income on AFS securities at Redwood was $43 million for both the six months ended June 30, 2012 and 2011. The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2012 and 2011.

Table 15 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended June 30, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$8,079	$6,327	$14,406	$682,007	4.74%	3.71%	8.45%
Re-REMIC	3,209	(24)	3,185	105,281	12.19%	(0.09) %	12.10%
Subordinate	2,630	1,895	4,525	111,872	9.40%	6.78%	16.18%

Total Residential	13,918	8,198	22,116	899,160	6.19%	3.65%	9.84%

Commercial	455	150	605	3,980	45.73%	15.08%	60.81%
CDO	30	(30)	-	-	-	-	-

Total AFS Securities	$14,403	$8,318	$22,721	$903,140	6.38%	3.68%	10.06%

Three Months Ended June 30, 2011					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$5,641	$8,877	$14,518	$512,088	4.41%	6.93%	11.34%
Re-REMIC	1,443	(7)	1,436	30,447	18.96%	(0.09) %	18.87%
Subordinate	2,652	1,461	4,113	73,803	14.37%	7.92%	22.29%

Total Residential	9,736	10,331	20,067	616,338	6.32%	6.70%	13.02%

Commercial	525	33	558	5,199	40.39%	2.54%	42.93%
CDO	26	(26)	-	-	-	-	-

Total AFS Securities	$10,287	$10,338	$20,625	$621,537	6.62%	6.65%	13.27%

Six Months Ended June 30, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$14,630	$12,921	$27,551	$629,529	4.6 5%	4.10%	8.75%
Re-REMIC	6,120	(112)	6,008	96,141	12.73%	(0.23) %	12.50%
Subordinate	5,134	3,589	8,723	101,187	10.15%	7.09%	17.24%

Total Residential	25,884	16,398	42,282	826,857	6.26%	3.97%	10.23%

Commercial	850	235	1,085	3,963	42.90%	11.86%	54.76%
CDO	58	(58)	-	-	-	-	-

Total AFS Securities	$26,792	$16,575	$43,367	$830,820	6.45%	3.99%	10.44%

Six Months Ended June 30, 2011					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$11,763	$18,572	$30,335	$527,893	4.46%	7.04%	11.50%
Re-REMIC	3,013	(97)	2,916	31,541	19.11%	(0.62) %	18.49%
Subordinate	5,435	3,386	8,821	69,227	15.70%	9.78%	25.48%

Total Residential	20,211	21,861	42,072	628,661	6.43%	6.95%	13.38%

Commercial	981	69	1,050	5,741	34.18%	2.40%	36.58%
CDO	86	(53)	33	-	-	-	-

Total AFS Securities	$21,278	$21,877	$43,155	$634,402	6.71%	6.90%	13.61%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from AFS securities at Redwood increased from $21 million for the second quarter of 2011 to $23 million for the second quarter of 2012. The $2 million increase was primarily due to higher average securities balances. This was partially offset by declining yields, as higher yielding, more credit sensitive securities paid down and were replaced with lower yielding, less credit sensitive securities. The majority of AFS securities acquired in the second quarter of 2012 were financed with a combination of short-term debt and equity.

Interest income from trading securities at Redwood was $3 million and $2 million for the three months ended June 30, 2012 and 2011, respectively, and $6 million and $4 million for the six months ended June 30, 2012 and 2011, respectively. The increase in interest income from trading securities was due to an increase in average balance of these securities, as we added four interest-only securities related to the Sequoia securitizations we sponsored during the first half of 2012 and acquired one seasoned inverse interest-only security during this period.

Over time, changes in value of trading securities will be recorded as other market valuation adjustments, net and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest Expense on Short-Term Debt

At June 30, 2012, we had $455 million of short-term debt outstanding. For the six months ended June 30, 2012, the highest balance of our short-term debt outstanding was $560 million. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

At June 30, 2012, we had two residential loan warehouse facilities with a total outstanding debt balance of $95 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $400 million. In addition, at June 30, 2012, we had an aggregate outstanding short-term debt balance of $360 million under seven securities repurchase facilities (secured by securities with a fair market value of $473 million). We also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at June 30, 2012.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at June 30, 2012.

Table 16 Interest Expense — Specific Borrowing Costs

June 30, 2012	Residential Loans Held-for-sale	Residential Securities
Asset yield	3.57%	7.47%
Short-term debt yield	1.85%	1.92%

Net spread	1.72%	5.56%

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

For additional discussion of our short-term debt, including information regarding margin and financial covenants, see “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities” below in this Quarterly Report on Form 10-Q.

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including those of the Resecuritization) on our consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

Table 17 Other MVA at Redwood (Parent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Residential loans, held-for-sale	$405	$8	$498	$11
Trading securities	(5,434)	(231)	(5,676)	(852)
Impairment on AFS securities (1)	(303)	(1,466)	(635)	(2,469)
Risk management derivatives (2)	(974)	(5,250)	(811)	(2,750)
REO	-	(4)	-	(9)

Total Other MVA, Net	$(6,306)	$(6,943)	$(6,624)	$(6,069)

(1)

During the second quarter of 2012, we recognized an aggregate of less than $1 million of OTTI on AFS securities at Redwood. Of this amount, less than $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During the second quarter of 2011, we recognized an aggregate of $3 million of OTTI on AFS securities at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $1 million was recognized as a reduction in equity.

(2)

In the first quarter of 2012, we began reporting what we believe to be the most significant operating activities of our residential loan business in a new income statement line item titled “Mortgage banking activities, net.” The valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize are excluded from other market valuation adjustments and included in Mortgage Banking Activities on our consolidated statements of income.

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes certain results attributable to our residential loan business activities. This includes income from MSRs, the valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and gains from mortgage loan sales.

Mortgage Servicing Rights

Mortgage banking activities, net, includes the net income earned from, and valuation changes related to, MSRs we have recognized on our consolidated balance sheet. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators or created through the transfer of the loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the Master Servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time. In the second quarter of 2012, we earned a net $94 thousand from these MSRs and at June 30, 2012, the fair value of these MSRs was $2 million. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. The decline in value of our MSRs during the second quarter of 2012 is primarily the result of a decline in mortgage rates observed during the quarter that had a negative effect on the valuations of our MSR asset as both our prepayment and discount rates estimates increased, adversely affecting valuations.

Risk Management Derivatives Related to our Residential Loan Business

Net valuation losses from risk management derivatives related to our residential loan business were $3 million during the second quarter of 2012. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized through our Sequoia program. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Gains Related to Mortgage Banking Activities, Net

Net gains on mortgage loan sales during the second quarter of 2012 include the realized gain on the sale of loans to a Sequoia securitization entity we sponsored and sales to third parties. Realized gains or losses include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Impact of Mortgage Banking Activities, Net, on Redwood’s Operations

Excluded from mortgage banking activities, net, is the net interest income that we earn from the loans we acquire for future sale or securitization. The net income from these loans is included as part of the interest income from residential loans at Redwood and the interest expense associated with the related borrowing costs from our warehouse facilities is included as part of the short-term debt expense at Redwood. Additionally, the interest we earn from investments we retain from Sequoia securitizations and any associated short-term debt financing costs are included in net interest income.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During 2011 and 2012, we continued to purchase newly originated residential loans. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intend to sell these loans to third parties or transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. At June 30, 2012, residential loans held-for-sale at Redwood had an outstanding principal balance and carrying value of $256 million. At June 30, 2012, there were no residential loans held-for-investment. The following table provides activity related to residential loans at Redwood during the three and six months ended June 30, 2012.

Table 18 Residential Loans at Redwood (Parent) — Activity

(Dollars in Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$303,106	$395,237
Acquisitions	338,898	998,906
Sales	(387,022)	(1,140,318)
Gain on sales	5,214	13,248
Principal repayments	(4,524)	(11,494)
Changes in fair value, net	405	498

Balance at End of Period	$256,077	$256,077

The following table details outstanding principal balances for these loans by product type at June 30, 2012.

Table 19 Characteristics of Residential Loans at Redwood (Parent)

June 30, 2012 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$220,957	4.13%
Hybrid	32,663	3.70%
ARM	1,608	2.00%

Total Outstanding Principal	$255,228	4.06%

Commercial Loans Held-for-Investment at Redwood (Parent)

At June 30, 2012, there were 27 commercial loans held-for-investment with an outstanding principal balance of $252 million and a carrying value of $247 million. At June 30, 2012, our allowance for estimated loan losses inherent in our commercial loan portfolio totaled $1 million. On average, these loans have a maturity of nearly six years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 72% at origination, and a debt service coverage ratio at origination of 1.20X based on our underwritten cash flows.

The following table provides the activity of commercial loans held-for-investment during the three and six months ended June 30, 2012.

Table 20 Commercial Loans at Redwood (Parent) — Activity

(Dollars in Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$178,415	$157,726
Originations/acquisitions	68,620	95,508
Principal repayments	(87)	(6,178)
Discount amortization	211	377
Provision for loan losses	(376)	(650)

Balance at End of Period	$246,783	$246,783

The following table details outstanding balances for these loans by property type at June 30, 2012.

Table 21 Commercial Loans Characteristics at Redwood (Parent)

June 30, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$78,842	31.33%
Hospitality	52,700	20.94%
Multi-family	56,187	22.32%
Retail	45,957	18.26%
Self-storage	18,000	7.15%

Total Outstanding Principal	$251,686	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at June 30, 2012, we were party to interest rate agreements with an aggregate notional amount of $342 million, and financial futures with an aggregate notional amount of $270 million. Net market valuation adjustments on these derivatives were negative $4 million and negative $5 million for the three months ended June 30, 2012 and 2011, respectively. Net market valuation adjustments on these derivatives were negative $7 million and negative $2 million for the six months ended June 30, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at June 30, 2012. We designated these derivatives as cash flow hedges. For the three months ended June 30, 2012 and 2011, these hedges decreased in value by $16 million and $5 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. For the six months ended June 30, 2012 and 2011, these hedges decreased in value by $3 million and $2 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity.

At June 30, 2012, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $68 million, a $1 million increase from the net unrealized loss of $67 million at December 31, 2011. During the first six months of both 2012 and 2011, $2 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified to earnings.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging our long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years. At some point during this time frame, interest rates may rise, increasing the value of these hedges.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at June 30, 2012, $176 million of prime securities and $147 million of non-prime securities were financed through the Resecuritization. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the three and six months ended June 30, 2012.

Table 22 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended June 30, 2012

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$733,602	$154,661	$114,418	$5,838	$64	$1,008,583
Acquisitions	108,485	-	17,267	-	-	125,752
Sales	(41,683)	(7,082)	-	-	-	(48,765)
Gains on sales and calls, net	2,890	4,099	-	-	-	6,989
Effect of principal payments	(29,230)	-	(3,471)	-	-	(32,701)
Change in fair value, net	(1,991)	(4,241)	3,228	(77)	-	(3,081)

Ending Fair Value	$772,073	$147,437	$131,442	$5,761	$64	$1,056,777

Six Months Ended June 30, 2012
	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736
Acquisitions	321,843	26,135	61,810	-	-	409,788
Sales	(88,045)	(9,609)	(3,149)	-	(859)	(101,662)
Gains on sales and calls, net	7,276	6,093	(83)	-	-	13,286
Effect of principal payments	(46,944)	-	(6,199)	-	-	(53,143)
Change in fair value, net	23,371	5,452	8,720	316	(87)	37,772

Ending Fair Value	$772,073	$147,437	$131,442	$5,761	$64	$1,056,777

The following tables present the carrying value (which equals fair value) as a percent of the outstanding principal balance for securities owned at Redwood at June 30, 2012 and December 31, 2011.

Table 23 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

June 30, 2012 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012(1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$25	93%	$184	85%	$282	95%	$16	N/A	$507	94%
Non-prime	100	85%	159	85%	6	84%	-	-	265	85%

Total	125	86%	343	85%	288	94%	16	N/A	772	91%

Residential Re-REMIC	2	57%	56	64%	89	62%	-	-	147	62%

Residential Subordinate
Prime	56	42%	7	29%	3	12%	58	79%	124	49%
Non-prime	8	42%	-	-	-	-	-	-	8	42%

Total	64	42%	7	29%	3	12%	58	79%	132	46%

Commercial	5	18%	1	4%	-	-	-	-	6	14%

CDO	-	-	-	-	-	-	-	-	-	-

Total Securities at Redwood	$196		$407		$380		$74		$1,057

December 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$31	88%	$188	79%	$59	85%	$-	-	$278	81%
Non-prime	97	80%	174	78%	6	81%	-	-	277	79%

Total	128	82%	362	79%	65	85%	-	-	555	80%

Residential Re-REMIC	2	56%	29	53%	88	54%	-	-	119	54%

Residential Subordinate
Prime	51	33%	5	19%	3	11%	-	-	59	28%
Non-prime	11	41%	-	-	-	-	-	-	11	41%

Total	62	34%	5	19%	3	11%			70	28%

Commercial	6	18%	-	-	-	-	-	-	6	18%

CDO	-	-	1	5%	-	-	-	-	1	5%

Total Securities at Redwood	$198		$397		$156		$-	-	$751

(1)	Prime senior residential securities originated in 2012 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At June 30, 2012, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (40%), adjustable-rate assets (18%), hybrid assets that reset within the next year (26%), hybrid assets that reset between 12 and 36 months (10%), and hybrid assets that reset after 36 months (6%).

The following tables present the components of carrying value at June 30, 2012 and December 31, 2011 for our residential securities.

Table 24 Carrying Value of Residential Securities at Redwood (Parent)

June 30, 2012 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$852,929	$236,470	$273,330
Credit reserve	(53,881)	(58,618)	(108,927)
Net unamortized discount	(113,027)	(73,438)	(38,359)

Amortized cost	686,021	104,414	126,044
Gross unrealized gains	53,907	43,412	10,065
Gross unrealized losses	(7,119)	(389)	(5,237)

Carrying value of AFS securities	732,809	147,437	130,872
Carrying value of trading securities	39,264	-	570

Total Carrying Value of Residential Securities	$772,073	$147,437	$131,442

December 31, 2011 (In Thousands)	Residential
	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$691,165	$220,697	$237,090
Credit reserve	(44,342)	(60,563)	(137,356)
Net unamortized discount	(134,085)	(78,226)	(23,522)

Amortized cost	512,738	81,908	76,212
Gross unrealized gains	41,074	38,735	5,551
Gross unrealized losses	(19,848)	(1,277)	(11,893)

Carrying value of AFS securities	533,964	119,366	69,870
Carrying value of trading securities	20,608	-	473

Total Carrying Value of Residential Securities	$554,572	$119,366	$70,343

Senior Securities

The fair value of our senior AFS securities was equal to 86% of their outstanding principal balance at June 30, 2012, while our amortized cost was equal to 80% of the outstanding principal balance. The fair value of our senior securities accounted for as trading securities was $39 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $16 billion at June 30, 2012, consisting of $11 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2012 were 10.74% of current balances. Serious delinquencies were 8.97% of current balances for loans in prime pools and 14.15% of current balances for loans in non-prime pools at June 30, 2012.

Re-REMIC Securities

Our re-REMIC portfolio consists of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were less than $1 thousand of credit losses in our re-REMIC portfolio during the first half of 2012. We anticipate losses, which were included in our acquisition assumptions, and have provided for $59 million of credit reserves on the $236 million outstanding principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 62% of the outstanding principal balance of the portfolio at June 30, 2012, while our amortized cost was equal to 44% of the outstanding principal balance. The loans underlying all of our residential re-REMIC securities totaled $7 billion at June 30, 2012, and were all prime credit quality at time of origination. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2012 were 10.27% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 48% of the outstanding principal balance at June 30, 2012, while our amortized cost was equal to 46% of the principal balance. Credit losses totaled $12 million in our residential subordinate portfolio during the second quarter of 2012, as compared to $34 million of losses during the second quarter of 2011. We expect future losses will extinguish a large percentage of the outstanding principal of these securities, as reflected by the $109 million of credit reserves we have provided for on the $273 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $19 billion at June 30, 2012, consisting of $18 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (42%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2012 were 5.68% of outstanding balances. Serious delinquencies were 5.27% of outstanding balances for loans in prime pools and 12.54% of outstanding balances for loans in non-prime pools at June 30, 2012.

Commercial Securities

At June 30, 2012, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $6 million at both June 30, 2012 and December 31, 2011. These securities provided credit enhancement on $8 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $636 million at June 30, 2012. Our credit reserve of $33 million on the outstanding principal balance of $43 million at June 30, 2012, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by senior securities once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $1 million and $8 million in the three and six months ended June 30, 2012, respectively, and were charged against our designated credit reserve.

Results of Operations — Consolidated Entities

The following table presents the net interest income (loss) after provision and other MVA at Consolidated Entities for the three and six months ended June 30, 2012 and 2011. These entities include all consolidated Sequoia entities, the Acacia entities, and, for periods prior to the fourth quarter of 2011 presented herein, the Fund. Net interest income at consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments on the investments held at these entities.

Table 25 Net Interest Income (Loss) After Provision and Other MVA at Consolidated Entities

	Three Months Ended June 30,
	2012			2011
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$17,553	$3,258,137	2.15%	$17,416	$3,684,680	1.89%
Commercial loans	193	12,118	6.37%	196	12,576	6.23%
Trading securities	6,912	250,840	11.02%	9,362	294,431	12.72%
Available-for-sale securities	-	-	-	239	4,947	19.32%
Cash and cash equivalents	3	16,172	0.07%	3	33,127	0.04%

Total interest income	24,661	3,537,268	2.79%	27,216	4,029,761	2.70%
Interest Expense
ABS issued - Sequoia	(13,291)	3,166,476	(1.68) %	(12,720)	3,589,287	(1.42) %
ABS issued - Acacia	(8,527)	231,673	(14.72) %	(7,281)	295,903	(9.84) %
Interest rate agreements - Sequoia	(105)	2,668,630	(0.02) %	(165)	3,229,494	(0.02) %
Interest rate agreements - Acacia	(1,029)	231,673	(1.78) %	(1,085)	295,903	(1.47) %

Total interest expense	(22,952)	3,149,226	(2.92) %	(21,251)	3,705,293	(2.29) %

Net Interest Income	1,709			5,965
Reversal of (provision for) loan losses	1,716			(1,581)
Other MVA, net	857			(4,204)

Net Interest Income After Provision and Other MVA	$4,282			$180

	Six Months Ended June 30,
	2012			2011
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$37,514	$3,427,609	2.19%	$33,393	$3,631,027	1.84%
Commercial loans	387	12,115	6.39%	495	16,200	6.11%
Trading securities	13,726	245,818	11.17%	18,604	301,972	12.32%
Available-for-sale securities	-	-	-	967	13,566	14.26%
Cash and cash equivalents	6	15,668	0.08%	6	31,094	0.04%

Total interest income	51,633	3,701,211	2.79%	53,465	3,993,859	2.68%
Interest Expense
ABS issued - Sequoia	(28,173)	3,335,316	(1.69) %	(23,789)	3,538,532	(1.34) %
ABS issued - Acacia	(17,541)	219,977	(15.95) %	(14,500)	299,730	(9.68) %
Interest rate agreements - Sequoia	(279)	2,801,422	(0.02) %	(230)	3,259,309	(0.01) %
Interest rate agreements - Acacia	(2,065)	219,977	(1.88) %	(2,156)	299,730	(1.44) %

Total interest expense	(48,058)	3,288,346	(2.92) %	(40,675)	3,698,651	(2.20) %

Net Interest Income	3,575			12,790
Reversal of (provision for) loan losses	1,715			(4,389)
Other MVA, net	607			(10,818)

Net Interest Income (Loss) After Provision and Other MVA	$5,897			$(2,417)

Net Interest Income at Consolidated Entities

Net interest income at Consolidated Entities was $2 million in the second quarter of 2012, as compared to $6 million in the second quarter of 2011. Net interest income at Consolidated Entities was $4 million in the first half of 2012, as compared to $13 million in the first half of 2011. The decline in net interest income during both periods is the result of principal repayments and credit losses on the securities and loans at these entities, the deconsolidation of five Sequoia entities in the first quarter of 2012, and the sale of securities from the Fund during 2011. These declines were partially offset by the consolidation of two Sequoia entities during 2011. The decline in reported yield on trading securities is a result of the net appreciation in value of these assets since early 2010. The decline net interest income is partially offset by a decline in other market valuation adjustments, net.

Other MVA at Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as other market valuation adjustments through our consolidated statements of income. For Acacia interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $13 million at June 30, 2012. For both the three months ended June 30, 2012 and 2011, we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the six months ended June 30, 2012 and 2011, we reclassified $2 million of unrealized losses on derivatives to interest expense.

The following table shows the impact of other MVA and impairments at our consolidated entities for the three and six months ended June 30, 2012 and 2011.

Table 26 Other MVA at Consolidated Entities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Commercial loans, at fair value	$111	$1,323	$122	$1,542
Trading securities	16,419	(9,363)	50,825	11,174
Impairment on AFS securities	-	-	-	(1,619)
Risk management derivatives	(2,538)	(13,305)	(5,170)	(14,005)
ABS issued - Acacia	(12,973)	17,380	(45,026)	(6,757)
REO	(162)	(239)	(144)	(1,153)

Total Other MVA, Net	$857	$(4,204)	$607	$(10,818)

Loan Loss Provision at Sequoia Entities

Each quarter we apply a loan loss reserving methodology that was established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 included in Part I, Item I of this Quarterly Report on Form 10-Q.

The provision for loan losses at Sequoia entities was a positive $2 million (a reversal of the provision for loan losses) for the three months ended June 30, 2012, as compared to a provision expense of $2 million recorded for the three months ended June 30, 2011. The decrease in the provision was primarily attributable to the improved performance of our delinquent loan population. Net charge-offs were $2 million (or 0.06% of outstanding loan balances) for both the three months ended June 30, 2012 and 2011. This resulted in a decrease of $4 million and a decrease of less than $1 million in our allowance for loan losses for the three months ended June 30, 2012 and 2011, respectively. Charge-offs were generated by $4 million and $7 million of defaulted loan principal, for average implied loss severities of 45% and 32%, respectively, during the three months ended June 30, 2012 and 2011.

The allowance for loan losses decreased to $55 million (or 1.71% of outstanding loan balances) at June 30, 2012, from $67 million (or 1.74% of outstanding loan balances) at December 31, 2011. Of the $12 million decrease in the allowance, $5 million of the decrease was associated with the deconsolidation of five Sequoia securitization entities, $5 million was directly attributable to charge-offs, and the remaining decrease was attributable to the release of reserves of $2 million. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) decreased to $116 million (or 3.59% of outstanding loan balances) at June 30, 2012, from $137 million (or 3.86% of outstanding loan balances) at December 31, 2011. Of the $21 million decrease in the serious delinquent loan balance, $10 million of the decrease was attributable to the deconsolidation of five Sequoia securitization entities. Loans originated in Florida, California, and Ohio accounted for 40% of the serious delinquent loan balance at June 30, 2012.

During the first quarter of 2012, we sold variable interests in five Sequoia securitizations issued between 2001 and 2003 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these securitizations for financial reporting purposes. We deconsolidated $307 million of real estate loans and other assets and $307 million of ABS issued and other liabilities. The net effect of the transactions associated with this deconsolidation was $7 million of realized gains, net, which was recorded to our consolidated statement of income for the six months ended June 30, 2012. These gains were comprised of both recoveries of excess provisions as well as cash raised by selling our interests in these entities. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at June 30, 2012.

At June 30, 2012, we estimate that there were nine Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these nine consolidated entities was negative $5 million at June 30, 2012, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are extinguished or deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table details activity related to residential loans at consolidated Sequoia entities for the three and six months ended June 30, 2012.

Table 27 Residential Loans at Sequoia Entities — Activity

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$3,347,952	$3,799,649
Principal repayments	(131,469)	(274,685)
Charge-offs, net	1,991	5,139
Premium amortization	(1,634)	(2,672)
Transfers to REO	(2,818)	(8,558)
Reversal of provision for loan losses	1,715	1,715
Deconsolidation adjustment	-	(304,851)

Balance at End of Period	$3,215,737	$3,215,737

Loan Characteristics

The following table highlights principal balances for loans at consolidated Sequoia entities by product type. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 87% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 12% of the portfolio, were primarily originated in 2009 or later. Of the $235 million of hybrid loans held at Sequoia securitization entities at June 30, 2012, $54 million (or 23%) had reset as of June 30, 2012, and now act as ARM loans.

Table 28 Loan Characteristics at Sequoia Entities

June 30, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$2,572,250	79.42%
Fixed	398,184	12.30%
Hybrid (years to reset)
Reset	53,602	1.66%
0-4	98,555	3.04%
5-8	82,674	2.55%
Second Lien
ARM	33,278	1.03%

Total Outstanding Principal	$3,238,543	100.00%

At June 30, 2012, the weighted average FICO score (at origination) of borrowers backing Sequoia loans outstanding was 737 and the weighted average original LTV ratio of Sequoia loans was 66%.

The following graph presents the weighted average prepayment speeds of loans held at consolidated Sequoia securitization entities over the past four years.

Prepayment speeds on ARM loans continued to remain relatively low. At June 30, 2012, LIBOR ARM loans at Sequoia entities had a weighted average coupon of 1.85%.

The majority of hybrid loans and all of the fixed-rate loans at consolidated Sequoia entities are securitized in our Sequoia entities issued since 2010. Prepayment speeds on our hybrid loans remained stable but high and continued to rise on fixed-rate loans, as borrowers looked to take advantage of historically low interest rates through refinance of their existing loans. At June 30, 2012, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 4.20%, and fixed-rate loans had a weighted average coupon of 4.67%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities, some of which are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of June 30, 2012, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Real Estate Securities at Consolidated Entities

The following table provides information on the activity at the Consolidated Entities for the three and six months ended June 30, 2012.

Table 29 Securities at Consolidated Entities — Activity

Three Months Ended June 30, 2012
	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$90,425	$81,597	$63,611	$17,940	$253,573
Transfers between portfolios	-	-	-	-	-
Effect of principal payments	(1,894)	(3,746)	(196)	(2,952)	(8,788)
Change in fair value, net	1,694	5,030	3,339	103	10,166

Ending Fair Value	$90,225	$82,881	$66,754	$15,091	$254,951

Six Months Ended June 30, 2012
	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$91,299	$83,763	$37,923	$18,116	$231,101
Transfers between portfolios	-	27	-	-	27
Effect of principal payments	(3,907)	(7,282)	(484)	(3,196)	(14,869)
Change in fair value, net	2,833	6,373	29,315	171	38,692

Ending Fair Value	$90,225	$82,881	$66,754	$15,091	$254,951

In addition to the $255 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $14 million of ABS issued by Sequoia securitization entities, and $12 million of commercial loans at June 30, 2012.

Derivative Financial Instruments at Acacia Securitization Entities

At June 30, 2012, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $1.19 billion and a net aggregate fair value of negative $55 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not legal obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through other market valuation adjustments, net, in our consolidated statements of income.

At June 30, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at June 30, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood. Subsequent to June 30, 2012, there was an early termination event with respect to an ISDA agreement at an additional Acacia entity due to that additional Acacia entity’s failure to make a required swap payment. An Acacia entity’s sole source of cash to make required swap payments is cash flow from assets held by that Acacia entity. In both instances of an early termination event described in this paragraph, the failure by the Acacia entity to make the required swap payment was due to insufficient cash flow from assets held.

Capital Resources and Liquidity

Set forth below is a discussion of our long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

In 2006 and 2007, we issued a total of $100 million and $50 million of long-term debt, respectively, of which $140 million is outstanding at June 30, 2012. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2010, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in our long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities Issued at the Resecuritization Entity

In July 2011, Redwood transferred $365 million of residential securities into a resecuritization trust, with $245 million of ABS issued to third parties. At June 30, 2012, there were $323 million of securities owned at the resecuritization, which were funded with $193 million of ABS issued. Since resecuritization, the ABS issued have paid down $52 million.

Asset-Backed Securities Issued at Securitization Entities

At June 30, 2012, there were $3.22 billion of loans owned at consolidated Sequoia securitization entities, which were funded with $3.13 billion of ABS issued at consolidated Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. At June 30, 2012, there were $255 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $244 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the three and six months ended June 30, 2012.

Table 30 ABS Issued Activity — Consolidated Entities

Three Months Ended June 30, 2012 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,259,684	$236,925	$3,496,609
Deconsolidation adjustment	-	-	-
New issuance, net of discount	-	-	-
Paydowns	(132,053)	(11,353)	(143,406)
Extinguishment of debt	(240)	-	(240)
Amortization	(1,143)	-	(1,143)
Valuation adjustments	234	18,501	18,735

Balance at End of Period	$3,126,482	$244,073	$3,370,555

Six Months Ended June 30, 2012 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,710,423	$209,381	$3,919,804
Deconsolidation adjustment	(307,131)	-	(307,131)
New issuance, net of discount	96	-	96
Paydowns	(274,551)	(21,217)	(295,768)
Extinguishment of debt	(553)	-	(553)
Amortization	(2,036)	-	(2,036)
Valuation adjustments	234	55,909	56,143

Balance at End of Period	$3,126,482	$244,073	$3,370,555

The following table presents our contractual obligations and commitments at June 30, 2012, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 31 Contractual Obligations and Commitments

June 30, 2012	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$455	$-	$-	$-	$455
Long-term debt	-	-	-	140	140
Anticipated interest payments on long-term debt	4	8	10	143	165
Accrued interest payable	2	-	-	-	2
Operating leases	2	4	3	1	10

Total Redwood Obligations and Commitments	$463	$12	$13	$284	$772

Obligations of Consolidated Entities
Consolidated ABS (1)	$-	$47	$-	$6,130	$6,177
Anticipated interest payments on ABS (2)	53	194	172	1,022	1,441
Accrued interest payable	5	-	-	-	5

Total obligations of Consolidated Entities	58	241	172	7,152	7,623

Total Consolidated Obligations and Commitments	$521	$253	$185	$7,436	$8,395

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2012.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at consolidated Sequoia Entities and at Redwood was $29 million at June 30, 2012. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $2 million and $4 million for the six months ended June 30, 2012 and 2011, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Classified as Held-for-Sale

The majority of unsecuritized residential loans on our consolidated balance sheets are being held for future securitizations and are expected to be sold to non-consolidated entities. At the time of purchase, we may elect the fair value option for these loans or classify them as held-for-sale. For loans for which we have elected the fair value option, changes in fair values are recorded in other market valuation adjustments through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2012 and 2011. For each of these periods, we had no undistributed REIT taxable income.

Table 32 Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012 (1)	2011 (1)	2012 (1)	2011 (1)
REIT estimated taxable income	$17,415	$1,352	$27,776	$8,841
Estimated taxable REIT subsidiary loss	(24)	(1,841)	(2,075)	(4,401)

Total Estimated Taxable Income (Loss)	$17,391	$(489)	$25,701	$4,440

Distributions to shareholders	$19,767	$19,640	$39,403	$39,174

(1)	Our tax results for the three and six months ended June 30, 2012 and 2011 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended June 30, 2012, was $17 million ($0.22 per share) and included $5 million in realized credit losses on investments. This compared to total taxable income for the three months ended June 30, 2011, of less than $1 million (less than $0.01 per share) that included $16 million in credit losses. Our estimated total taxable income for the six months ended June 30, 2012, was $26 million ($0.33 per share) and included $16 million in realized credit losses on investments. This compared to total taxable income for the six months ended June 30, 2011, of $4 million ($0.06 per share) that included $31 million in credit losses.

Even though our taxable REIT subsidiaries did not generate taxable income, we recorded a tax provision of less than $1 million for GAAP for the three months ended June 30, 2012. This provision relates to taxes we expect to pay on excess inclusion income passed through from certain Sequoia securitization entities completed since 2010. The excess inclusion income was not earned at the REIT and will not affect the tax characterization of our 2012 dividends.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three and six months ended June 30, 2012 and 2011.

Table 33 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended June 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$41,860	$59,523	$(17,663)
Interest expense	(5,570)	(28,881)	23,311

Net interest income	36,290	30,642	5,648
Provision for loan losses	-	1,340	(1,340)
Realized credit losses	(5,298)	-	(5,298)
Other market valuation adjustments, net	-	(5,449)	5,449
Mortgage banking activities, net	(552)	1,756	(2,308)
Operating expenses	(13,044)	(15,165)	2,121
Realized gains, net	-	6,995	(6,995)
Provision for income taxes	(5)	(592)	587

Net Income	$17,391	$19,527	$(2,136)

Income per share	$0.22	$0.24	$(0.02)

	Three Months Ended June 30, 2011
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$29,905	$52,955	$(23,050)
Interest expense	(2,817)	(23,633)	20,816

Net interest income	27,088	29,322	(2,234)
Provision for loan losses	-	(1,581)	1,581
Realized credit losses	(16,258)	-	(16,258)
Other market valuation adjustments, net	-	(11,147)	11,147
Mortgage banking activities, net	-	-	-
Operating expenses	(11,305)	(12,087)	782
Realized gains, net	-	5,834	(5,834)
Provision for income taxes	(14)	(14)	-
Less: Net income attributable to noncontrolling interest	-	888	(888)

Net (Loss) Income	$(489)	$9,439	$(9,928)

Income per share	$-	$0.11	$(0.11)

	Six Months Ended June 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$79,887	$118,264	$(38,377)
Interest expense	(11,754)	(59,536)	47,782

Net interest income	68,134	58,728	9,406
Provision for loan losses	-	1,065	(1,065)
Realized credit losses	(15,735)	-	(15,735)
Other market valuation adjustments, net	-	(6,017)	6,017
Mortgage banking activities, net	(541)	5,998	(6,539)
Operating expenses	(26,147)	(29,799)	3,652
Realized gains, net	-	20,615	(20,615)
Provision for income taxes	(10)	(600)	590

Net Income	$25,701	$49,990	$(24,289)

Income per share	$0.33	$0.61	$(0.28)

	Six Months Ended June 30, 2011
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$63,607	$107,288	$(43,681)
Interest expense	(5,627)	(45,606)	39,979

Net interest income	57,980	61,682	(3,702)
Provision for loan losses	-	(4,389)	4,389
Realized credit losses	(30,890)	-	(30,890)
Other market valuation adjustments, net	-	(16,887)	16,887
Mortgage banking activities, net	-	-	-
Operating expenses	(22,622)	(23,600)	978
Realized gains, net	-	9,699	(9,699)
Provision for income taxes	(28)	(28)	-
Less: Net loss attributable to noncontrolling interest	-	(1,127)	1,127

Net Income	$4,440	$27,604	$(23,164)

Income per share	$0.06	$0.34	$(0.28)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, expected credit losses on investments, many of which are purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few realized credit losses). At June 30, 2012, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $103 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on our estimated tax earnings than on our GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended June 30, 2012 and 2011, we realized $5 million and $16 million, respectively, of credit losses on securities for tax purposes that we had previously provisioned for under GAAP. During the six months ended June 30, 2012 and 2011, we realized $15 million and $31 million, respectively, of credit losses on securities for tax purposes that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining our 2012 taxable income. Credit losses are based on our tax basis, which can differ materially from our basis for GAAP purposes. We anticipate an additional $130 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At June 30, 2012, for GAAP we had a designated credit reserve of $262 million on our securities, and an allowance for loan losses of $57 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on a sale or call. In addition, gains realized for tax purposes may be offset by prior capital losses and, thus, not affect taxable income. At June 30, 2012, the REIT had an estimated $94 million of capital loss carry-forwards ($1.19 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our tax basis in these securities was $42 million at June 30, 2012, which includes a tax basis of $28 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Conversely, prepayments on our IOs retained from securitizations completed in 2010 and later have been fast, resulting in a tax basis in excess of the fair values for these securities. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

Prepayments also affect the taxable income recognition on other securities we own. We are required to use particular prepayment assumptions for the remaining lives of each security. As actual prepayment speeds vary, the yields we recognize on securities for tax purposes will be adjusted accordingly. Thus, to the extent prepayments differ from our long-term assumptions or vary from period to period, the yield recognized will also vary and this difference could be material for a specific security

Compensation Expense

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

Fair Value and Liquidity Risks

To fund our assets we may use a variety of debt alternatives in addition to equity capital that present us with fair value and liquidity risks. We seek to manage these risks by maintaining what we believe to be adequate capital levels under our internal risk-adjusted capital and risk management policies.

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

Most of the securities we invest in are funded with a combination of equity capital, secured financing or short-term debt facilities. To the extent we use equity capital or secured financing, we can reduce our liquidity risks, however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of equity capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.

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

Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities

As described above in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Results of Operations – Redwood (Parent),” in the ordinary course of our business, we use short-term debt financing obtained through several different types of borrowing facilities to, among other things, fund the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of securitization) and finance investments in securities and other investments. We may also use short-term borrowings to fund other aspects of our business and operations.

Residential Loan Warehouse Facilities. One source of our short-debt debt financing is secured borrowings under residential loan warehouse facilities that were in place at June 30, 2012, with two different financial institution counterparties. In addition, subsequent to June 30, 2012, we established an additional residential loan warehouse facility with a third financial institution counterparty. Under these three warehouse facilities, we have an aggregate borrowing limit of $600 million, however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential loans can only be financed for a maximum period, which period would not generally exceed 364 days. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a residential loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt.”

Because our warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through our warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our residential loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in our warehouse facilities are further described below under the heading “Financial Covenants Associated With Short-Term Debt.”

Our warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.”

In addition to the three residential loan warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our residential mortgage loans financed.

Securities Repurchase Facilities. Another source of short-debt debt financing is through securities repurchase facilities we have established with various different financial institution counterparties. Under these facilities we do not have an aggregate borrowing limit, however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason. Short-term financing for securities is obtained under these facilities by our transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our covenant to reacquire those securities from the counterparty for the same amount plus a financing charge.

Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt.”

At the end of the fixed period applicable to the financing of a security under a securities repurchase facility, if we intend to continue to obtain financing for that security we would typically request the same counterparty to renew the financing for an additional fixed period. If the same counterparty does not renew the financing, it may be difficult for us to obtain financing for that security under one of our other securities repurchase facilities, due to the fact that the financial institution counterparties to our securities repurchase facilities generally only provide financing for securities that we purchased from them or one of their affiliates.

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors” and above under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described above under the heading “Residential Loan Warehouse Facilities”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “Residential Loan Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “Financial Covenants Associated With Short-Term Debt.”

Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.”

In the ordinary course of business we may seek to establish additional securities repurchase facilities that may have similar or more restrictive terms. In the event a counterparty to one or more of our securities repurchase facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access the short-term financing we need or fail to recover the full value of our securities financed.

Other Short-Term Debt Facilities. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt” and “Financial Covenants Associated with Short-Term Debt.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Financial Covenants Associated With Short-Term Debt

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-debt debt financing is secured borrowings under residential loan warehouse facilities we have established with three different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at June 30, 2012, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡

Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood or maintenance of an amount of cash and cash equivalents in excess of a specified percentage of outstanding short-term recourse indebtedness.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity and tangible net worth at Redwood.

¡	Maintenance of uncommitted residential loan warehouse facilities with a specified level of unused borrowing capacity.

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at June 30, 2012, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

Margin Call Provisions Associated With Short-Term Debt

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with three different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended June 30, 2012, we did not receive any margin calls from creditors under these warehouse facilities:

¡

If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under two of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.

•

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended June 30, 2012, we received and complied with margin calls from creditors under these repurchase facilities:

¡

If at any time the market value (as determined by the creditor) of any securities financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the same day. The value of additional securities transferred as additional collateral is determined by the creditor.

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended June 30, 2012 we did not receive any margin calls from this creditor under this line of credit:

¡

If at any time the total market value (as determined by two broker-dealers) of the securities that are pledged as collateral under this facility declines to a value less than the outstanding amount of borrowings under this facility, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the difference. If we receive any such demand, we would generally be required to transfer the additional collateral within two business days. The value of additional collateral pledged is determined by the creditor.

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and those described in Part II, Item 1A of this Quarterly Report on
Form 10-Q.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $28 million. From the date of FHLB-Seattle’s original purchase through June 30, 2012, the FHLB-Seattle has received an aggregate of approximately $106 million of principal and $10.9 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB Seattle’s claim. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $3.1 million. From the date of Schwab’s original purchase through June 30, 2012, Schwab has received an aggregate of approximately $11.8 million of principal and $1.3 million of interest in respect of the Sequoia RMBS that is the subject of Schwab’s claim. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at June 30, 2012, had a remaining outstanding principal amount of approximately $40 million. From the date of the FHLB-Chicago’s original purchase of this Sequoia RMBS through June 30, 2012, the FHLB-Chicago has received an aggregate of approximately $65.5 million of principal and $21.9 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at June 30, 2012, had a remaining outstanding principal balance of approximately $144 million. From the date of the FHLB-Chicago’s original purchase of this Sequoia RMBS through June 30, 2012, the FHLB-Chicago has received an aggregate of approximately $234.6 million of principal and $76 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, which motions are now pending. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

In May 2012, Woori Bank filed a claim in United States District Court for the Southern District of New York (case number 12 CV 4254) against Royal Bank of Scotland Group PLC and certain of its subsidiaries (collectively, “RBS”) and certain entities that issued collateralized debt obligations (“CDO securities”), including Acacia CDO 10, Ltd. and Acacia CDO 10, Inc. (together, “Acacia 10”). Woori Bank alleges claims of common law fraud, negligent misrepresentation, and unjust enrichment under the law of New York State, which claims, insofar as they relate to Acacia 10, are generally premised on an allegation that the offering materials for the Acacia 10 CDO securities were false and misleading. In its claim, Woori Bank states that in August 2006 it acquired from RBS a CDO security issued by Acacia 10 for a purchase price of $10 million, which CDO security was originally rated “A” by Standard and Poor’s. In its claim, Woori Bank further states that it subsequently sold its interest in that Acacia 10 CDO security in January 2009 for $1.00. In additional to compensatory damages, Woori Bank is seeking punitive damages and disgorgement of all amounts the defendants received as a result of their involvement in connection with Acacia 10. Subsidiaries of Redwood Trust, Inc. have acted as the collateral manager for Acacia 10 continuously since it originally issued CDO securities in August 2006. However, neither Redwood Trust, Inc. nor either of those subsidiaries is named as a defendant. In connection with Acacia 10’s issuance of CDO securities, Redwood Trust, Inc. agreed to provide certain indemnities and contribution obligations, including to defendants of this claim. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities and contribution obligations.

Other than as disclosed in the preceding paragraphs of this Item 1, there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the following supplements our risk factors to reflect recent developments:

Government acquisition of residential mortgage loans from securitization entities through the exercise of power of eminent domain could adversely impact the value of mortgage-backed securities we own and negatively impact our business of executing new securitization transactions.

In June 2012, the County of San Bernardino, California (the “County”) and the cities of Ontario and Fontana located within the County entered into a Joint Exercise of Powers Agreement, forming a Joint Powers Authority (the “Authority”) tasked with implementing a “Homeownership Protection Program” (the “Program”). As part of the Program, the Authority is currently considering a proposal under which, as has been described publicly, it would work with a private firm to acquire mortgage loans that are secured by residential real estate within the County or those cities and that meet certain other criteria (e.g., the mortgage loan is owned by a private-label securitization trust, the mortgage loan borrower is not currently delinquent in its payment obligations under the loan, and the mortgage loan borrower is significantly “underwater” – i.e., the current principal amount of the mortgage loan exceeds the current value of the residential real estate securing the mortgage loan). As part of the Program, residential mortgage loans that meet these criteria would be acquired in exchange for a payment for those loans through negotiated agreements or through the exercise of the Authority’s power of eminent domain. As of July 31, 2012, we are not aware that the Authority had proceeded to implement or carry-out the Program. In late July 2012, the City of Chicago, Illinois, and the City of Berkeley, California, took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans and other municipalities may be similarly considering this matter or may do so in the future.

Mortgage loans that meet the criteria described above are held by Sequoia securitization trusts in which we hold an economic interest, as well as in third-party sponsored securitization trusts in which we hold an economic interest. To the extent the Authority proceeds to implement and carry out the Program and acquires residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and, accordingly, there would likely be a negative impact on our financial condition and results of operations. The implementation of similar programs across the State of California, other states, or nationwide could materially impact our financial condition and results of operations due to the fact that the broader and more widespread any implementation, the greater number of securitization trusts in which we hold an economic interest that would likely be negatively impacted.

In addition to investing in mortgage-backed securities, another aspect of our business is that we engage in sponsoring private-label residential mortgage securitizations. The implementation of the Program in San Bernardino County and/or the implementation of similar programs across the State of California, other states, or nationwide, could affect our ability to successfully execute future securitizations of residential mortgage loans (or reduce the returns we would otherwise expect to earn from executing future securitization transactions), due to, among other things, the fact that investors in future securitizations could be exposed to the types of risks that are described herein.

Our Annual Report on Form 10-K for the year ended December 31, 2011, includes in Part I, Item 1A a risk factor entitled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.” The foregoing paragraphs supplement that risk factor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the six months ended June 30, 2012. At June 30, 2012, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.2.1	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2 , filed on May 21, 2012)
10.1*	2002 Redwood Trust, Inc. Incentive Plan, as amended through May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2012)
10.2*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2012)
10.3*	Third Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on May 21, 2012)
10.4*	Third Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)
10.5*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on May 21, 2012)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is furnished in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.

*Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: August 7, 2012	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	By:	/ S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective September 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles Supplementary of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.2.1	Amended and Restated Bylaws, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2 , filed on May 21, 2012)
10.1*	2002 Redwood Trust, Inc. Incentive Plan, as amended through May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2012)
10.2*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2012)
10.3*	Third Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Martin S. Hughes, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on May 21, 2012)
10.4*	Third Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Brett D. Nicholas, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)
10.5*	Second Amendment to Amended and Restated Employment Agreement, by and between Redwood Trust, Inc. and Harold F. Zagunis, dated as of May 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on May 21, 2012)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is furnished in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.

*Indicates exhibits that include management contracts or compensatory plan or arrangements.