Form 10-Q
period 2012-09-30
REDWOOD TRUST INC
filed 2012-11-05
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

Large accelerated filer ☒        Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	81,522,712 shares outstanding as of November 2, 2012

REDWOOD TRUST, INC.

2012 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2012	December 31, 2011

ASSETS

Residential loans (includes $377,393 and $2,169 at fair value)	$3,494,562	$4,194,885
Commercial loans (includes $12,150 and $12,129 at fair value)	298,220	169,855
Real estate securities, at fair value	1,312,347	981,837
Cash and cash equivalents	39,384	267,176

Total earning assets	5,144,513	5,613,753

Restricted cash	42,546	14,987
Accrued interest receivable	16,079	15,840
Derivative assets	3,424	2,373
Deferred securities issuance costs	6,284	8,083
Other assets	84,009	88,262

Total Assets (1)	$5,296,855	$5,743,298

LIABILITIES AND EQUITY

Liabilities
Short-term debt	$522,214	$428,056
Accrued interest payable	6,494	8,134
Derivative liabilities	108,555	127,564
Accrued expenses and other liabilities	41,233	8,105
Asset-backed securities issued (includes $255,411 and $209,381 at fair value)	3,429,007	4,139,355
Long-term debt	139,500	139,500

Total liabilities (1)	4,247,003	4,850,714

Equity
Common stock, par value $0.01 per share, 125,000,000 shares authorized; 81,526,321 and 78,555,908 issued and outstanding	815	786
Additional paid-in capital	1,739,841	1,697,979
Accumulated other comprehensive income (loss)	73,872	(13,151)
Cumulative earnings	590,974	501,283
Cumulative distributions to stockholders	(1,355,650)	(1,294,313)

Total equity	1,049,852	892,584

Total Liabilities and Equity	$5,296,855	$5,743,298

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At September 30, 2012 and December 31, 2011, assets of consolidated VIEs totaled $3,718,551 and $4,408,350, respectively, and liabilities of consolidated VIEs totaled $3,486,728 and $4,209,124, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Residential loans	$20,419	$20,192	$65,041	$57,564
Commercial loans	7,482	2,353	18,363	5,379
Real estate securities	31,805	30,845	94,532	97,703
Cash and cash equivalents	17	6	52	38

Total interest income	59,723	53,396	177,988	160,684
Interest Expense
Short-term debt	(2,737)	(78)	(6,863)	(267)
Asset-backed securities issued	(23,171)	(21,855)	(73,827)	(62,526)
Long-term debt	(2,377)	(2,384)	(7,132)	(7,130)

Total interest expense	(28,285)	(24,317)	(87,822)	(69,923)

Net Interest Income	31,438	29,079	90,166	90,761
Provision for loan losses	(1,319)	(3,978)	(254)	(8,367)
Other market valuation adjustments	(2,263)	(12,365)	(7,661)	(25,164)
Other-than-temporary impairments (1)	(1,207)	(1,083)	(1,842)	(5,171)

Other market valuation adjustments, net	(3,470)	(13,448)	(9,503)	(30,335)

Net Interest Income After Provision and Other Market Valuation Adjustments	26,649	11,653	80,409	52,059
Mortgage banking activities, net	16,730	-	22,743	-
Operating expenses	(17,102)	(11,507)	(46,900)	(35,107)
Realized gains, net	13,940	1,145	34,555	10,844

Net income before provision for income taxes	40,217	1,291	90,807	27,796
Provision for income taxes	(516)	(14)	(1,116)	(42)

Net income	39,701	1,277	89,691	27,754
Less: Net loss attributable to noncontrolling interest	-	(20)	-	(1,147)

Net Income Attributable to Redwood Trust, Inc.	$39,701	$1,297	$89,691	$28,901

Basic earnings per common share	$0.48	$0.01	$1.10	$0.35
Diluted earnings per common share	$0.48	$0.01	$1.09	$0.35
Regular dividends declared per common share	$0.25	$0.25	$0.75	$0.75
Basic weighted average shares outstanding	79,685,099	78,470,625	78,908,057	78,275,796
Diluted weighted average shares outstanding	80,764,380	78,470,625	80,175,660	78,275,796

(1)

For the three months ended September 30, 2012, other-than-temporary impairments were $1,580 of which $373 were recognized in Accumulated Other Comprehensive Income. For the three months ended September 30, 2011, other-than-temporary impairments were $1,372, of which $289 were recognized in Accumulated Other Comprehensive Income.

For the nine months ended September 30, 2012, other-than-temporary impairments were $2,472 of which $630 were recognized in Accumulated Other Comprehensive Income. For the nine months ended September 30, 2011, other-than-temporary impairments were $7,339, of which $2,168 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$39,701	$1,297	$89,691	$28,901
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	41,392	(12,366)	83,467	(42,885)
Reclassification of other-than-temporary impairments to net income	796	957	1,210	3,306
Net unrealized gain (loss) on interest rate agreements	2,346	(37,970)	(914)	(39,498)
Reclassification of unrealized loss on interest rate agreements to net income	1,126	1,067	3,260	3,211

Total other comprehensive income (loss)	45,660	(48,312)	87,023	(75,866)

Total comprehensive income (loss)	85,361	(47,015)	176,714	(46,965)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	4,164

Comprehensive Income (Loss) Attributable to Redwood Trust, Inc.	$85,361	$(47,015)	$176,714	$(51,129)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2012

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584
Net income	-	-	-	-	89,691	-	-	89,691
Other comprehensive income	-	-	-	87,023	-	-	-	87,023
Issuance of common stock:
Dividend reinvestment & stock purchase plans	2,609,151	26	36,398	-	-	-	-	36,424
Employee stock purchase and incentive plans	361,262	3	(1,905)	-	-	-	-	(1,902)
Non-cash equity award compensation	-	-	7,369	-	-	-	-	7,369
Common dividends declared	-	-	-	-	-	(61,337)	-	(61,337)

September 30, 2012	81,526,321	$815	$1,739,841	$73,872	$590,974	$(1,355,650)	$-	$1,049,852

For the Nine Months Ended September 30, 2011

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Noncontrolling Interest	Total
	Shares	Amount
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	-	-	-	-	28,901	-	(1,147)	27,754
Other comprehensive (loss) income	-	-	-	(80,030)	-	-	4,164	(75,866)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	310,146	3	4,580	-	-	-	-	4,583
Employee stock purchase and incentive plans	282,458	3	(2,857)	-	-	-	-	(2,854)
Non-cash equity award compensation	-	-	6,764	-	-	-	-	6,764
Share repurchases	(222,386)	(2)	(2,696)	-	-	-	-	(2,698)
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(14,112)	(14,112)
Common dividends declared	-	-	-	-	-	(60,474)	-	(60,474)
Deconsolidation elimination	-	-	-	-	-	-	256	256

September 30, 2011	78,494,886	$785	$1,695,642	$32,309	$503,841	$(1,273,632)	$-	$958,945

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$89,691	$28,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(18,045)	(24,618)
Depreciation and amortization of non-financial assets	1,727	768
Purchases of loans - mortgage banking	(1,522,949)	-
Proceeds from sales of loans - mortgage banking	1,128,232	-
Principal payments on loans - mortgage banking	7,438	-
Net settlements of derivatives - mortgage banking	(20,376)	-
Provision for loan losses	254	8,367
Non-cash equity award compensation	7,369	6,764
Market valuation adjustments, net	4,489	30,335
Realized gains, net	(52,003)	(10,844)
Net change in:
Accrued interest receivable	(1,359)	(1,405)
Deferred tax asset	-	3,487
Other assets	6,897	(31,672)
Accrued interest payable	14,180	11,301
Accrued expenses and other liabilities	12,278	(5,892)

Net cash (used in) provided by operating activities	(342,177)	15,492

Cash Flows From Investing Activities:
Purchases of loans	(135,662)	(724,950)
Proceeds from sales of loans (1)	388,507	1,857
Principal payments on loans	425,344	282,126
Purchases of real estate securities	(445,277)	(90,512)
Proceeds from sales of real estate securities	172,265	86,254
Principal payments on real estate securities	173,849	129,838
Proceeds from deconsolidation	6,386	-
Net (decrease) increase in restricted cash	(27,600)	7,513

Net cash provided by (used in) investing activities	557,812	(307,874)

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,043,767	-
Repayments on short-term debt	(949,609)	(44,137)
Proceeds from issuance of asset-backed securities	2,445	884,771
Repayments on asset-backed securities issued	(491,134)	(350,246)
Deferred securities issuance costs	-	(4,598)
Net settlements of derivatives	(20,047)	(30,291)
Net proceeds from (payments for) issuance of common stock	32,488	(967)
Dividends paid	(61,337)	(60,382)
Change in noncontrolling interests	-	(15,259)

Net cash (used in) provided by financing activities	(443,427)	378,891

Net (decrease) increase in cash and cash equivalents	(227,792)	86,509
Cash and cash equivalents at beginning of period	267,176	46,937

Cash and cash equivalents at end of period	$39,384	$133,446

Supplemental Disclosures:
Cash paid for interest	$89,727	$55,809
Cash paid for taxes	225	48
Dividends declared but not paid at end of period	-	19,624
Transfers from residential loans to real estate owned	4,825	8,418

(1)

For the nine months ended September 30, 2012, the proceeds from sales of loans included in investing activities relate to loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (“Redwood,” “we,” or “us”), invests in, finances, and manages real estate-related assets. We seek to invest in assets that have the potential to generate sufficient cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. We also seek to generate fee and gain on sale income primarily through mortgage banking activities conducted at certain of our subsidiaries.

The assets we primarily invest in are (i) residential mortgage loans, (ii) commercial mortgage loans and other forms of commercial real estate financing (which we generally refer to as commercial loans), and (iii) securities collateralized by mortgage loans or other real estate-related debt.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

Organization

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. Redwood’s consolidated subsidiaries include both qualifying REIT subsidiaries and taxable subsidiaries. References to the REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 2. Basis of Presentation — (continued)

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

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. Examples of market information that we attempt to obtain include the following:

—	Quoted prices for the same or similar securities;

—	Relevant reports issued by analysts and rating agencies;

—	The current level of interest rates and any directional movements in relevant indices, such as credit risk indices;

—	Information about the performance of the underlying mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;

—	Indicative prices or yields from broker/dealers; and,

—	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

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

September 30, 2012

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

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (“AFS”) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for in a manner consistent with the associated liabilities. Additionally, we may elect to apply the fair value option for residential loans we anticipate selling to Sequoia securitizations or third parties and for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex in structure.

See Note 5 for further discussion on the fair value option.

Residential and Commercial Loans

Residential and Commercial Loans — Fair Value

Residential and commercial loans at fair value include loans where we have elected the fair value option. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential loans held at fair value and other market valuation adjustments, net for commercial loans held at fair value.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

We consider the following factors in evaluating the allowance for loan losses:

—	Ongoing analyses of loans, including, but not limited to, the age of loans and year of origination, underwriting standards, business climate, economic conditions, and other observable data;

—	Historical loss rates and past performance of similar loans;

—	Relevant environmental factors;

—	Relevant market research and publicly available third-party reference loss rates;

—	Trends in delinquencies and charge-offs;

—	Effects and changes in credit concentrations;

—	Information supporting a borrower’s ability to meet obligations;

—	Ongoing evaluations of fair values of collateral using current appraisals and other valuations; and,

—	Discounted cash flow analyses.

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

As part of the loss mitigation efforts undertaken by servicers of residential loans owned by Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for certain borrowers. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings (“TDRs”) according to GAAP. If a loan is determined to be a TDR, it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the reversal of (provision for) loan losses in our consolidated statements of income.

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

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Our methodology for assessing the adequacy of the allowance for loan losses begins with a formal review of each commercial loan in the portfolio and the assignment of an internal impairment status. Reviews are performed at least quarterly. We consider the following factors in evaluating each loan:

—	Loan to value ratios upon origination or acquisition of the loan;

—

The most recent financial information available for each loan and associated properties, including net operating income, debt service coverage ratios, occupancy rates, rent rolls, as well as any other loss factors we consider relevant, such as, but not limited to, specific loan trigger events that would indicate an adverse change in expected cash flows or payment delinquency;

—

Economic trends, both macroeconomic as well as those directly affecting the properties associated with our loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and,

—	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.

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

For all commercial loans that are not individually impaired, we assess the commercial loan portfolio in aggregate for loan losses based on our expectation of credit losses inherent in the portfolio at the reporting date. Our expectation of credit losses is informed by, among other things:

—	Historical loss rates and past performance of similar loans in our own portfolio, if any;

—	Publicly available third-party reference loss rates on similar loans; and,

—	Trends in delinquencies and charge-offs in our own portfolio and among industry participants.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Real Estate Securities, at Fair Value

We classify our real estate securities as trading or available-for-sale securities. We use the “prime” or “non-prime” designation to categorize our residential securities based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower loan-to-value (“LTV”) ratios at the time the loans were originated, and are made to borrowers with higher Fair Isaac Corporation (“FICO”) scores. Non-prime residential loans are generally characterized by higher LTV ratios at the time the loans were originated and may have been made to borrowers with lower credit scores or impaired credit histories (while exhibiting the ability to repay their loans) at the time the loan was originated. Regardless of whether or not the loans underlying a residential security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At September 30, 2012, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the resecuritization entity prior to the payments on or redemptions of outstanding ABS issued. At September 30, 2012, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net. The valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and sell or securitize are excluded from other market valuation adjustments, net, and are included in mortgage banking activities, net, on our consolidated statements of income. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liability.

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

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Deferred Tax Assets

Our deferred tax assets are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We did not have a deferred tax asset at September 30, 2012 or December 31, 2011.

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

Other Assets

Other assets include REO, mortgage servicing rights (“MSRs”), margin receivable, fixed assets, principal receivable, and other prepaid expenses.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

MSRs

We recognize MSRs through the acquisition of servicing rights released by third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to third parties. Typically, our MSRs are directly acquired from loan originators or created through the transfer of loans to a Sequoia residential mortgage securitization sponsored by us that meets the GAAP criteria for sale accounting.

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

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Noncontrolling Interest

Noncontrolling interest represented the aggregate limited partnership interests in the Fund held by third parties and appears in certain financial statements for periods prior to the first quarter of 2012. The portion of income allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of changes in equity and our statements of consolidated comprehensive income.

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

Incentive Plans

In May 2012, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (“ISOs”), non-qualifying stock options (“NQSOs”), performance stock units (“PSUs”), deferred stock units (“DSUs”), restricted stock, performance shares, performance units, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (“DERs”) to eligible recipients other than non-employee directors. These awards generally vest over a three- or four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

September 30, 2012

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

Assets and Liabilities of Consolidated VIEs at September 30, 2012

September 30, 2012 (Dollars in thousands)	Sequoia Entities	Acacia Entities	Resecuritization	Total
Residential loans, held-for-investment	$3,076,580	$-	$-	$3,076,580
Commercial loans, at fair value	-	12,150	-	12,150
Real estate securities, at fair value	-	243,072	325,226	568,298
Restricted cash	342	42,104	-	42,446
Accrued interest receivable	6,502	1,733	883	9,118
Derivative assets	-	909	-	909
Deferred securities issuance costs	4,244	-	832	5,076
Other assets	3,919	55	-	3,974

Total Assets	$3,091,587	$300,023	$326,941	$3,718,551

Accrued interest payable	$3,051	$1,713	$44	$4,808
Derivative liabilities	-	52,584	-	52,584
Accrued expenses and other liabilities	101	228	-	329
Asset-backed securities issued	2,994,636	255,411	178,960	3,429,007

Total Liabilities	$2,997,788	$309,936	$179,004	$3,486,728

Noncontrolling interest	$-	$-	$-	$-

Number of VIEs	34	9	1	44

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

During the first quarter of 2012, we sold variable interests in certain Sequoia securitization entities issued between 2001 and 2003 and determined that upon completion of an accounting analysis we should derecognize the associated assets and liabilities of these secured borrowings for financial reporting purposes. We deconsolidated $307 million of residential loans and other assets and $307 million of ABS issued and other liabilities, and after giving effect to all other accounting entries, we recorded a realized gain of $7 million on our consolidated statement of income for the three months ended March 31, 2012. These gains were comprised of both recoveries of provisions for loan losses that exceeded our recorded investment in these entities as well as cash raised from the sale of our investment interests. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at September 30, 2012.

During the third quarter of 2012, one of the Acacia entities was liquidated at the direction of the senior note holders. As a result of this liquidation, $8 million of trading securities were sold and $470 million of ABS issued (principal balance) was extinguished. After giving effect to all other accounting entries, we recorded a net positive market valuation adjustment of $1 million on our consolidated statement of income for the three months ended September 30, 2012.

Analysis of Unconsolidated VIEs with Continuing Involvement

During the nine months ended September 30, 2012, we transferred residential loans to four Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer, we recorded MSRs on our consolidated balance sheet at September 30, 2012, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to the Sequoia securitization transactions that occurred during the three and nine months ended September 30, 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Principal balance of loans transferred	$313,226	$1,350,082
Trading securities retained, at fair value	5,139	31,925
AFS securities retained, at fair value	18,576	75,293
Gains on sale	4,023	15,632
MSRs recognized	1,241	3,849

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (for which we contract with a third-party servicer) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the four unconsolidated Sequoia VIEs sponsored by us for the three and nine months ended September 30, 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

(Dollars in Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cash proceeds	$299,582	$1,271,655
MSR fees received	233	371
Funding of servicing advances	27	27
Cash flows received on retained securities	2,333	5,432

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
At Date of Securitization	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Prepayment speeds	5 - 28%	5 - 23%
Discount rates	12%	10%

The following table presents additional information at September 30, 2012, related to unconsolidated Sequoia securitizations sponsored by us during the nine months ended September 30, 2012.

Unconsolidated VIEs Sponsored by Redwood at September 30, 2012

(Dollars in Thousands)	September 30, 2012
On-balance sheet assets, at fair value
Interest-only securities, classified as trading	$6,301
Subordinate securities, classified as AFS	78,244
Maximum loss exposure (1)	84,545
Principal balance of loans outstanding	1,233,017

(1)

Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include, for example, any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

The following table presents key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2012.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

September 30, 2012 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at September 30, 2012	$2,655	$6,301	$78,244
Expected weighted-average life (in years)	2	3	12

Prepayment speed assumption (annual CPR)	32%	30%	18%
Decrease in fair value from:
10% adverse change	$206	$479	$415
25% adverse change	476	1,103	942

Discount rate assumption	12%	21%	6%
Decrease in fair value from:
100 basis point increase	$53	$87	$6,809
200 basis point increase	105	171	12,777

Credit loss assumption	N/A	0.48%	0.47%
Decrease in fair value from:
10% higher losses	N/A	$4	$419
25% higher losses	N/A	9	1,048

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interest in third-party VIEs at September 30, 2012, grouped by collateral type and ownership interest.

Third-Party VIE Summary

September 30, 2012 (Dollars in Thousands)	Fair Value	Number of VIEs
Real estate securities at Redwood
Residential
Senior	$427,995	36
Re-REMIC	149,973	15
Subordinate	73,853	138
Commercial	7,619	6
CDO	64	6

Total Third-Party Real Estate Securities	$659,504	201

We determined that we are not the primary beneficiary of any third-party residential, commercial, or CDO entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs — we only account for our specific interests in them.

Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

Note 5. Fair Value of Financial Instruments

For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

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

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, at fair value	$370,035	$370,035	$-	$-
Residential loans, held-for-sale	47,947	49,921	395,237	401,909
Residential loans, held-for-investment	3,076,580	2,756,005	3,799,648	3,306,441
Commercial loans, at fair value	12,150	12,150	12,129	12,129
Commercial loans, held-for-investment	286,070	288,658	157,726	158,780
Trading securities	272,925	272,925	253,142	253,142
Available-for-sale securities	1,039,422	1,039,422	728,695	728,695
Cash and cash equivalents	39,384	39,384	267,176	267,176
Restricted cash	42,546	42,546	14,987	14,987
Accrued interest receivable	16,079	16,079	15,840	15,840
Derivative assets	3,424	3,424	2,373	2,373
Mortgage servicing rights (1)	2,655	2,655	-	-
REO (1)	3,919	5,093	5,669	8,161
Margin receivable (1)	66,814	66,814	71,976	71,976

Liabilities
Short-term debt	522,214	522,214	428,056	428,056
Accrued interest payable	6,494	6,494	8,134	8,134
Derivative liabilities	108,555	108,555	127,564	127,564
ABS issued	3,429,007	3,074,969	4,139,355	3,467,054
Long-term debt	139,500	80,910	139,500	57,195

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $5 million and $36 million of residential senior securities that we acquired during the three and nine months ended September 30, 2012, respectively. We have historically elected the fair value option for all commercial loans, trading securities, and ABS issued at Acacia entities, as well as certain third-party residential securities and CDOs. In the third quarter of 2012, we also elected the fair value option for $524 million of residential loans we acquired. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012

September 30, 2012	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$370,035	$-	$-	$370,035
Commercial loans, at fair value	12,150	-	-	12,150
Trading securities	272,925	-	-	272,925
Available-for-sale securities	1,039,422	-	-	1,039,422
Derivative assets	3,424	-	3,424	-
MSRs	2,655	-	-	2,655

Liabilities
Derivative liabilities	108,555	618	90,687	17,250
ABS issued - Acacia	255,411	-	-	255,411

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivative Liabilities	ABS Issued - Acacia
Beginning balance - December 31, 2011	$-	$12,129	$253,142	$728,695	$-	$19,500	$209,381
Transfer to Level 3	-	-	-	-	-	-	-
Principal paydowns	(727)	(113)	(66,403)	(107,446)	-	-	(42,877)
Gains (losses) in net income, net	15,433	134	75,912	49,257	(1,194)	3,394	73,193
Unrealized gains in OCI, net	-	-	-	84,677	-	-	-
Acquisitions	524,038	-	35,389	430,737	3,849	-	-
Sales	(168,624)	-	(25,657)	(146,608)	-	-	-
Other settlements, net	(85)	-	542	110	-	(5,644)	15,714

Ending Balance - September 30, 2012	$370,035	$12,150	$272,925	$1,039,422	$2,655	$17,250	$255,411

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at both September 30, 2012 and 2011. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2012 and 2011 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2012 and 2011 Included in Net Income

	Included in Net Income Three Months Ended September 30,		Included in Net Income Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Assets
Residential loans, at fair value	$11,662	$-	$11,662	$-
Commercial loans, at fair value	11	(184)	134	1,358
Trading securities	28,937	(5,207)	71,136	(3,938)
Available-for-sale securities	(1,207)	(1,083)	(1,842)	(3,551)
Derivative assets	-	-	-	-
Mortgage servicing rights	(578)	-	(1,029)	-

Liabilities
Derivative liabilities	(2,304)	1,651	(3,394)	1,651
ABS issued - Acacia	(28,167)	16,530	(73,193)	9,773

The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2012. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at September 30, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2012

					Gain (Loss)
September 30, 2012	Carrying Value	Fair Value Measurements Using			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans, held-for-sale	$7,358	$-	$-	$7,358	$(355)	$(310)
REO	919	-	-	919	(146)	(175)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Other market valuation adjustments
Residential loans, held-for-sale	$90	$363	$572	$374
Commercial loans, at fair value	11	(184)	134	1,358
Trading securities	30,672	(5,359)	75,822	4,963
Impairments on AFS securities	(1,207)	(1,083)	(1,842)	(5,171)
REO	(220)	(255)	(364)	(1,416)
Other derivative instruments, net	(4,649)	(23,460)	(10,632)	(40,216)
ABS issued - Acacia	(28,167)	16,530	(73,193)	9,773

Total other market valuation adjustments, net	(3,470)	(13,448)	(9,503)	(30,335)

Mortgage banking activities market valuation adjustments
Residential loans, at fair value	14,976	-	14,992	-
MSRs	(650)	-	(1,194)	-
Derivative instruments, net	(2,385)	-	(8,784)	-

Total mortgage banking activities market valuation adjustments, net	11,941	-	5,014	-

Total Market Valuation Adjustments, Net	$8,471	$(13,448)	$(4,489)	$(30,335)

Valuation Policy

We maintain a valuation policy that specifies the methodology we use to value different types of financial instruments. Significant changes to the valuation methodology are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation techniques described below. A subset of our finance department then independently reviews all fair values estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods. We continually assess the appropriateness of our valuation techniques and, as market conditions warrant, adjust our internal valuation processes accordingly.

Valuation Process

We estimate fair values for financial assets or liabilities based on available inputs and pricing that are observed in the marketplace. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

September 30, 2012 (In Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value	$370,035	Discount rate	2 - 3%	3%
		Prepayment rate	15 - 15%	15%

Residential loans, held-for-sale	7,358	Loss severity	5 - 31%	9%

Commercial loans, at fair value	12,150	Discount rate	12 - 14%	13%
		Debt coverage ratio	1.52 - 1.61	1.54
		Occupancy	86 - 91%	87%

Trading and AFS securities	1,312,347	Discount rate	5 -20%	7%
		Prepayment speed	2 - 55%	12%
		Default rate	1 - 77%	18%
		Loss severity	20 - 100%	48%
		Credit support	0 - 96%	8%

MSRs	2,655	Discount rate	12 - 12%	12%
		Prepayment rate	14 - 60%	32%

REO	919	Historical loss adjustment	20 - 35%	28%

Liabilities
Derivative liabilities	17,250	Collateral cash-flow	N/A	N/A
ABS issued - Acacia	255,411	Discount rate	5 - 20%	10%
		Prepayment speed	2 - 55%	7%
		Default rate	1 - 77%	32%
		Loss severity	20 - 100%	59%

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

Residential loans

Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued residential mortgage-backed securities (“RMBS”) and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales, pricing points for secondary sales of RMBS we have issued in past periods, yields for RMBS issued by government sponsored enterprises, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued RMBS transactions, interest rates, and prepayment speeds (Level 3).

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

Real estate securities

Real estate securities include residential, commercial, CDO, and other asset-backed securities that are generally illiquid in nature and trade infrequently. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored into the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The fair value of our securities would generally decrease in value based upon an increase in serious delinquencies. Conversely, the fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2012, we received dealer price indications on 56% of our securities. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 1% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At September 30, 2012, derivative instruments classified as Level 3 consisted of certain interest rate swaps held at our Acacia securitization entities. These derivatives are only entitled to cash flows generated from assets held within their respective securitization entity. Consequently, to the extent that the value of the estimated cash flows of the assets within the entity is less than the estimated fair value of the derivative, an adjustment to the carrying value of the derivative is made. Any change in estimated cash flows of assets within a securitization entity that result in the value of those cash flows being less than the estimated fair value of the derivative will result in an adjustment to the carrying value of the derivative.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values (Level 1).

Restricted cash

Restricted cash primarily includes interest-earning cash balances at consolidated Sequoia and Acacia entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).

Accrued interest receivable and payable

Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of  when these interest payments will be received or paid, fair values approximate carrying values (Level 1).

MSRs

MSRs include the rights to service mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds and default rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of  expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the fair value of the MSRs and alternatively, a decrease in these inputs will increase the values of the MSRs. Additionally, if prepayments occur at a rate greater than our estimate, the fair value of the MSRs will decrease accordingly.

REO

REO includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).

Margin receivable

Margin receivable reflects cash collateral we have posted with our various derivative and debt counterparties as required to satisfy margin requirements. Fair values approximate carrying values (Level 1).

Short-term debt

Short-term debt includes our credit facilities that mature within one year. Fair values approximate carrying values (Level 1).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

As part of our ABS issued valuation process, we request and consider indications of value from third-party securities dealers. For purposes of  pricing our ABS issued at September 30, 2012, we received dealer price indications on 55% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 8% higher (i.e., more conservative) than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Long-term debt

Long-term debt includes subordinated notes and trust preferred securities. Estimated fair values are determined using discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the three and nine months ended September 30, 2012, we purchased $519 million and $1.51 billion (principal balance), respectively, of residential loans primarily in connection with our Sequoia securitization program. During the third quarter of 2012, we elected the fair value option for all residential loans we acquired, and anticipate doing so for most future purchases of residential loans as well. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2012 and December 31, 2011.

September 30, 2012 (In Thousands)	Redwood	Sequoia	Total
Fair value	$370,035	$-	$370,035
Held-for-sale	47,947	-	47,947
Held-for-investment	-	3,076,580	3,076,580

Total Residential Loans	$417,982	$3,076,580	$3,494,562

December 31, 2011 (In Thousands)	Redwood	Sequoia	Total
Fair value	$-	$-	$-
Held-for-sale	395,237	-	395,237
Held-for-investment	-	3,799,648	3,799,648

Total Residential Loans	$395,237	$3,799,648	$4,194,885

We do not currently service any residential loans, although at September 30, 2012, we did own MSRs that provided us with the rights to service $299 million (principal balance) of consolidated residential loans purchased from third-party originators.

Residential Loans at Fair Value

At September 30, 2012, there were 429 residential loans at fair value, with an aggregate outstanding principal balance of $354 million and an aggregate fair value of $370 million. During the three months ended September 30, 2012, we recorded $15 million of positive valuation adjustments on these residential loans through mortgage banking activities, net, a component of our consolidated income statement.

Residential Loans Held-for-Sale

At September 30, 2012, there were 59 residential loans held-for-sale with $49 million in outstanding principal balance and a lower of cost or fair value of $48 million. During the three months ended September 30, 2012 and 2011, we recorded valuation adjustments for residential loans held-for-sale of negative $367 thousand and positive $363 thousand, respectively. During the nine months ended September 30, 2012 and 2011, we recorded positive valuation adjustments for residential loans held-for-sale of $131 thousand and $374 thousand, respectively. At December 31, 2011, loans held-for-sale had an outstanding principal value of $395 million and a lower of cost or fair value of $395 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at September 30, 2012 and December 31, 2011. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	September 30, 2012	December 31, 2011
Principal balance	$3,099,411	$3,829,847
Unamortized premium, net	30,917	36,682

Recorded investment	3,130,328	3,866,529
Allowance for loan losses	(53,748)	(66,881)

Carrying Value	$3,076,580	$3,799,648

Of the $3.1 billion of principal balance and $31 million of unamortized premium on loans held-for-investment at September 30, 2012, $1.1 billion of principal balance and $19 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the first nine months of 2012, 6% of these residential loans prepaid and we amortized 12% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $2 billion and the unamortized premium was $12 million. During the first nine months of 2012, 15% of these loans prepaid and we amortized 11% of the premium. During the first quarter of 2012, we derecognized $308 million of loan principal balance and $1 million of unamortized premium related to the deconsolidation of five Sequoia securitization entities.

Of the $3.8 billion of principal balance and $37 million of unamortized premium on loans held-for-investment at December 31, 2011, $1.5 billion of principal balance and $23 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal balance was $2.3 billion and the unamortized premium was $14 million.

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at September 30, 2012, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at September 30, 2012, was 66%. The weighted average FICO score for the borrowers of these loans was 736 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at September 30, 2012 and December 31, 2011, organized by year of origination.

(In Thousands)	September 30, 2012	December 31, 2011
2003 & Earlier	$1,341,583	$1,771,111
2004	982,888	1,045,815
2005	126,202	129,163
2006	175,047	181,017
2007	56,062	63,301
2008	-	-
2009	74,508	144,116
2010	237,785	343,278
2011	136,253	188,728

Total Recorded Investment	$3,130,328	$3,866,529

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$55,449	$62,306	$66,881	$62,432
Charge-offs, net	(2,514)	(2,287)	(7,653)	(6,802)
Provision for (reversal of provision for) loan losses	813	3,978	(902)	8,367
Deconsolidation adjustment	-	-	(4,578)	-

Balance at End of Period	$53,748	$63,997	$53,748	$63,997

During the three months ended September 30, 2012 and 2011, there were $3 million and $2 million of charge-offs, respectively, of  residential loans that reduced our allowance for loan losses. These charge-offs arose from $7 million and $8 million of defaulted loan principal, respectively. During the nine months ended September 30, 2012 and 2011, there were $8 million and $7 million of charge-offs, respectively, of residential loans that reduced our allowance for loan losses. These charge-offs arose from $21 million and $23 million of  defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Principal balance	$3,082,581	$3,815,010
Recorded investment	3,114,381	3,852,455
Related allowance	51,019	64,069

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at September 30, 2012 and December 31, 2011.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2012	$43,549	$19,672	$113,879	$2,937,281	$3,114,381
December 31, 2011	58,954	20,938	135,671	3,636,892	3,852,455

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of  loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the nine months ended September 30, 2012 and 2011, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 6. Residential Loans — (continued)

The following table presents the details of the loan modifications determined to be TDRs for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
TDRs
Number of modifications	4	5	10	11
Pre-modification outstanding recorded investment	$1,337	$2,297	$3,848	$5,706
Post-modification outstanding recorded investment	1,397	2,245	3,823	5,543
Loan modification effect on Net Interest Income After Provision and Other MVA	(410)	(446)	(1,007)	(911)

TDRs that Subsequently Defaulted
Number of modifications	2	1	6	2
Recorded investment	$1,301	$710	$2,987	$1,244

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended September 30, 2012 and 2011, was $16 million and $11 million, respectively. For the three months ended September 30, 2012 and 2011, we recorded $22 thousand and $168 thousand interest income, respectively, on individually impaired loans. The average recorded investment of loans individually evaluated for impairment for the nine months ended September 30, 2012 and 2011, was $15 million and $12 million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded $281 thousand and $337 thousand interest income, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Principal balance	$16,830	$14,837
Recorded investment	15,947	14,074
Related allowance	2,729	2,812

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at September 30, 2012 and December 31, 2011.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2012	$2,855	$993	$1,696	$10,403	$15,947
December 31, 2011	768	2,222	2,026	9,058	14,074

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. Some of these loans are financed through the Acacia entities that we sponsor. The following table summarizes the classifications and carrying value of commercial loans at September 30, 2012 and December 31, 2011.

September 30, 2012 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,150	$12,150
Held-for-investment	286,070	-	286,070

Total Commercial Loans	$286,070	$12,150	$298,220

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,129	$12,129
Held-for-investment	157,726	-	157,726

Total Commercial Loans	$157,726	$12,129	$169,855

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. At both September 30, 2012 and December 31, 2011, there were three commercial loans at fair value with an aggregate outstanding principal value of $14 million and an aggregate fair value of $12 million.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through September 30, 2012, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Principal balance	$291,595	$158,847
Unamortized discount, net	(3,761)	(513)

Recorded investment	287,834	158,334
Allowance for loan losses	(1,764)	(608)

Carrying Value	$286,070	$157,726

At September 30, 2012, there were 31 commercial loans held-for-investment with an outstanding principal value of $292 million and a carrying value of $286 million. Of the $288 million of recorded investment in commercial loans held-for-investment at September 30, 2012, 48% was originated in 2012, 42% was originated in 2011, 10% was originated in 2010, and less than 1% was acquired in 2004. At December 31, 2011, there were 15 commercial loans held-for-investment with an outstanding principal value of $159 million and a carrying value of $158 million. Of the $158 million of recorded investment in commercial loans held-for-investment at December 31, 2011, 81% was originated in 2011, 19% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 7. Commercial Loans — (continued)

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$1,258	$-	$608	$-
Charge-offs, net	-	-	-	-
Provision for loan losses	506	-	1,156	-

Balance at End of Period	$1,764	$-	$1,764	$-

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At September 30, 2012 and December 31, 2011, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Principal balance	$291,595	$158,847
Recorded investment	287,834	158,334
Related allowance	1,764	608

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the nine months ended September 30, 2012 and 2011.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at September 30, 2012 and December 31, 2011.

September 30, 2012 (In Thousands)	Redwood	Acacia	Total Securities
Residential	$1,061,592	$184,024	$1,245,616
Commercial	7,619	43,443	51,062
CDO	64	15,605	15,669

Total Real Estate Securities	$1,069,275	$243,072	$1,312,347

December 31, 2011 (In Thousands)	Redwood	Acacia	Total Securities
Residential	$744,281	$175,062	$919,343
Commercial	5,445	37,923	43,368
CDO	1,010	18,116	19,126

Total Real Estate Securities	$750,736	$231,101	$981,837

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

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

Trading Securities

We elected the fair value option for certain securities at Redwood and the Acacia entities, and classify them as trading securities. The unpaid principal balance of these trading securities was $860 million and $1.11 billion at September 30, 2012 and December 31, 2011, respectively. The following table presents trading securities by collateral type and ownership entity at September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
(In Thousands)	Redwood	Acacia	Total	Redwood	Acacia	Total
Senior Securities
Residential prime	$6,301	$3,095	$9,396	$-	$3,019	$3,019
Residential non-prime	22,941	88,410	111,351	20,608	88,280	108,888
Commercial	-	11,592	11,592	-	11,216	11,216

Total Senior Securities	29,242	103,097	132,339	20,608	102,515	123,123

Subordinate Securities
Residential prime	446	35,775	36,221	343	31,718	32,061
Residential non-prime	151	56,744	56,895	130	52,045	52,175
Commercial	-	31,851	31,851	-	26,707	26,707
CDO	14	15,605	15,619	960	18,116	19,076

Total Subordinate Securities	611	139,975	140,586	1,433	128,586	130,019

Total Trading Securities	$29,853	$243,072	$272,925	$22,041	$231,101	$253,142

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Senior Securities
Residential prime	$490,409	$278,240
Residential non-prime	239,871	255,724

Total Senior Securities	730,280	533,964

Re-REMIC Securities	149,973	119,366

Subordinate Securities
Residential prime	145,096	58,717
Residential non-prime	6,404	11,153
Commercial	7,619	5,445
CDO	50	50

Total Subordinate Securities	159,169	75,365

Total AFS Securities	$1,039,422	$728,695

Of the senior securities shown above at September 30, 2012 and December 31, 2011, $177 million and $175 million, respectively, of prime securities, and $148 million and $150 million, respectively, of non-prime securities were financed through the Resecuritization entity, as discussed in Note 4.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

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

At September 30, 2012, there were $3 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2012 and December 31, 2011.

Carrying Value of AFS Securities

September 30, 2012 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,298,894	$40,342	$7,303	$1,346,539
Credit reserve	(199,652)	(33,206)	(7,303)	(240,161)
Unamortized discount, net	(202,029)	(3,509)	-	(205,538)

Amortized cost	897,213	3,627	-	900,840
Gross unrealized gains	140,364	4,219	50	144,633
Gross unrealized losses	(5,824)	(227)	-	(6,051)

Carrying Value	$1,031,753	$7,619	$50	$1,039,422

December 31, 2011 (In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,148,952	$50,499	$10,717	$1,210,168
Credit reserve	(242,261)	(43,012)	(10,717)	(295,990)
Unamortized discount, net	(235,833)	(3,554)	-	(239,387)

Amortized cost	670,858	3,933	-	674,791
Gross unrealized gains	85,360	1,702	50	87,112
Gross unrealized losses	(33,018)	(190)	-	(33,208)

Carrying Value	$723,200	$5,445	$50	$728,695

The following table presents the changes for the three and nine months ended September 30, 2012, of the unamortized discount and designated credit reserves on AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

Three Months Ended September 30, 2012

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - June 30, 2012	$221,426	$224,824	$33,013	$5,532	$7,275	$-
Amortization of net discount	-	(7,155)	-	(190)	-	28
Realized credit losses	(11,031)	-	(2,261)	-	-	-
Acquisitions	1,184	3,598	-	-	-	-
Sales, calls, other	(8,228)	(23,523)	-	-	-	-
Impairments	586	-	621	-	-	-
Transfers to (release of) credit reserves	(4,285)	4,285	1,833	(1,833)	28	(28)

Ending Balance - September 30, 2012	$199,652	$202,029	$33,206	$3,509	$7,303	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Nine Months Ended September 30, 2012

	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$-
Amortization of net discount	-	(23,553)	-	(425)	-	86
Realized credit losses	(36,939)	-	(10,158)	-	(3,500)	-
Acquisitions	12,736	47,596	-	-	-	-
Sales, calls, other	(24,384)	(52,979)	-	-	-	-
Impairments	1,110	-	732	-	-	-
Transfers to (release of) credit reserves	4,868	(4,868)	(380)	380	86	(86)

Ending Balance - September 30, 2012	$199,652	$202,029	$33,206	$3,509	$7,303	$-

Credit Characteristics of AFS Securities

Of the $200 million of credit reserve on our residential securities at September 30, 2012, $40 million was related to residential senior securities, $56 million was related to residential re-REMIC securities, and $104 million was related to residential subordinate securities. The loans underlying our residential senior securities totaled $15 billion at September 30, 2012, and consisted of $10 billion prime and $5 billion non-prime credit quality at time of origination. Serious delinquencies at September 30, 2012, were 10.72% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $7 billion at September 30, 2012, and consisted of $6.5 billion prime and $122 million non-prime credit quality collateral at time of origination. Serious delinquencies at September 30, 2012, were 10.70% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $17 billion at September 30, 2012, and consisted of $16 billion prime and $1 billion non-prime credit quality at time of origination. Serious delinquencies at September 30, 2012, were 6.43% of outstanding principal balances.

The loans underlying our commercial subordinate securities totaled $5 billion at September 30, 2012, and consisted primarily of office (17%), retail (45%), and multifamily (12%) loans. Serious delinquencies (60+ days, in foreclosure or REO) at September 30, 2012 were 1.55% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at September 30, 2012 and December 31, 2011.

September 30, 2012	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$15,943	$(457)	$15,486	$102,041	$(5,367)	$96,674
Commercial	-	-	-	1,165	(227)	938
CDO	-	-	-	-	-	-

Total Securities	$15,943	$(457)	$15,486	$103,206	$(5,594)	$97,612

December 31, 2011	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$242,595	$(21,976)	$220,619	$75,245	$(11,042)	$64,203
Commercial	151	(38)	113	1,090	(152)	938
CDO	-	-	-	-	-	-

Total Securities	$242,746	$(22,014)	$220,732	$76,335	$(11,194)	$65,141

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

At September 30, 2012, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 377 AFS securities, of which 51 were in an unrealized loss position and 35 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2011, our consolidated balance sheet included 425 AFS securities, of which 139 were in an unrealized loss position and 26 were in a continuous unrealized loss position for twelve consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at September 30, 2012.

Significant Valuation Assumptions

Range for Securities
September 30, 2012	Prime	Non-prime	Commercial
Prepayment rates	4 - 19%	3 - 10%	N/A
Loss severity	26 - 59%	29 - 60%	33 - 50%
Projected losses	0 - 25%	6 - 43%	2 - 9%

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at September 30, 2012 and 2011. The balance of the credit component of OTTI at September 30, 2012, includes all market valuation adjustments recorded through the income statement for securities still held on our balance sheet at September 30, 2012 and 2011 as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Balance at beginning of period	$67,054	$90,019	$78,126	$121,016
Additions
Initial credit impairments	164	519	325	982
Subsequent credit impairments	58	217	149	1,152
Reductions
Securities sold, or expected to sell	(9,069)	-	(9,069)	(12,317)
Securities with no outstanding principal at period end	(4,310)	(11,056)	(15,634)	(31,134)

Balance at End of Period	$53,897	$79,699	$53,897	$79,699

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

September 30, 2012

(Unaudited)

Note 8. Real Estate Securities — (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Gross realized gains - sales	$13,920	$-	$28,693	$12,665
Gross realized gains - calls	-	832	113	1,365
Gross realized losses - sales	-	-	(1,600)	(3,523)
Gross realized losses - calls	-	-	-	(223)

Total Realized Gains on Sales and Calls of AFS Securities, net	$13,920	$832	$27,206	$10,284

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at September 30, 2012 and December 31, 2011. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

September 30, 2012	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$28	$20,000	$775	$5,565	$803	$25,565
TBAs	-	-	-	-	-	-
Swaptions	2,487	455,000	-	-	2,487	455,000
Interest rate caps	-	-	134	370,800	134	370,800

Total Assets	$2,515	$475,000	$909	$376,365	$3,424	$851,365

Liabilities - Cash Flow Hedges
Interest rate swaps	$(53,450)	$139,500	$-	$-	$(53,450)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,903)	42,500	(52,584)	512,572	(54,487)	555,072
TBAs	-	-	-	-	-	-
Futures	(618)	252,000	-	-	(618)	252,000

Total Liabilities	$(55,971)	$434,000	$(52,584)	$512,572	$(108,555)	$946,572

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

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

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at September 30, 2012, we were party to interest rate agreements with an aggregate notional amount of $517 million and financial futures contracts with an aggregate notional amount of $252 million. Net market valuation adjustments on these derivatives were negative $3 million and negative $13 million for the three months ended September 30, 2012 and 2011, respectively. Net market valuation adjustments on these derivatives were negative $10 million and negative $16 million for the nine months ended September 30, 2012 and 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $4 million and negative $10 million for the three months ended September 30, 2012 and 2011, respectively. Net valuation adjustments on interest rate agreements at Acacia were negative $10 million and negative $24 million for the nine months ended September 30, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. During the first half of 2012, we unwound swaps with an aggregate notional balance of $26 million that had been designated against certain adjustable-rate securitization entity liabilities. For the three and nine months ended September 30, 2012, these cash flow hedges increased in value by $2 million and decreased in value by $1 million, respectively, which was recorded as an increase and a decrease, respectively, to accumulated other comprehensive income, a component of equity. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $65 million at September 30, 2012, and $67 million at December 31, 2011. For both the three months ended September 30, 2012 and 2011, we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the nine months ended September 30, 2012 and 2011, we reclassified $3 million of unrealized losses on derivatives to interest expense. We estimate that we will reclassify $1 million of unrealized losses to interest expense during the fourth quarter of 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2012 and 2011.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net interest expense on cash flow interest rate agreements	$(1,409)	$(1,637)	$(4,361)	$(4,803)
Realized expense due to ineffective portion of hedges	-	(5)	(34)	(18)
Realized net losses reclassified from other comprehensive income	(1,126)	(1,067)	(3,260)	(3,211)

Total Interest Expense	$(2,535)	$(2,709)	$(7,655)	$(8,032)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of credit worthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At September 30, 2012, we assessed this risk as remote and did not record a specific valuation adjustment.

At September 30, 2012, we had outstanding derivative agreements with five bank counterparties and Acacia entities had outstanding derivative agreements with five bank counterparties. At September 30, 2012, we were in compliance with ISDA agreements governing our open derivative positions. At September 30, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at September 30, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 10. Other Assets

Other assets at September 30, 2012 and December 31, 2011, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2012	December 31, 2011
Margin receivable	$66,814	$71,976
REO	3,919	5,669
Income tax receivables	4,787	4,741
MSRs	2,655	-
Prepaid expenses	2,121	1,706
Investment receivable	538	1,741
Fixed assets and leasehold improvements	515	2,048
Other	2,660	381

Total Other Assets	$84,009	$88,262

REO consists of foreclosed properties received in full satisfaction of defaulted real estate loans. The carrying value of REO at September 30, 2012, was $4 million, which includes the net effect of $5 million related to transfers into REO during 2012, offset by $5 million of REO liquidations, a $1 million reduction related to the deconsolidation of five Sequoia securitization entities, and less than $1 million of negative market valuation adjustments. At September 30, 2012, there were 30 REO properties recorded on our consolidated balance sheet, all of which were owned at consolidated Sequoia entities. At December 31, 2011, there were 43 REO properties recorded on our consolidated balance sheet, all of which were owned at consolidated Sequoia entities. Properties located in Ohio, Michigan, Georgia, Colorado, and Florida accounted for 77% of our REO properties at September 30, 2012.

Margin receivable resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

See Note 17 for additional information on MSRs.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2012, we had outstanding agreements with 10 bank counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The table below summarizes the facilities that are available to us and the balances of short-term debt at September 30, 2012 and December 31, 2011, by the type of collateral securing the debt.

	September 30, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	3	$156,866	$600,000	11/2012 - 7/2013
Real estate securities	7	365,348	-	10/2012 - 2/2013

Total	10	$522,214

	December 31, 2011
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$307,149	$400,000	11/2012
Real estate securities	4	120,907	-	1/2012 - 2/2012

Total	6	$428,056

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 11. Short-Term Debt — (continued)

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2012, the fair value of residential loans and securities pledged as collateral were $180 million and $471 million, respectively. They are uncommitted and mature within a year. For the three and nine months ended September 30, 2012, the average balance of short-term debt was $571 million and $469 million, respectively. For the three and nine months ended September 30, 2011, the average balance of short-term debt was $18 million and $23 million, respectively. At September 30, 2012 and December 31, 2011, accrued interest payable on short-term debt was $1 million and less than $1 million, respectively.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
(In Thousands)	Amount Borrowed	Weighted Average Interest	Weighted Average Days Until	Amount Borrowed	Weighted Average Interest	Weighted Average Days Until
Collateral Type
Residential loan	$156,866	1.75%	225	$307,149	1.93%	322
Real estate securities	365,348	1.89%	36	120,907	1.88%	31

Total Short-Term Debt	$522,214	1.85%	93	$428,056	1.92%	240

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Within 30 days	$301,369	$105,607
31 to 90 days	97,127	15,300
Over 90 days	123,718	307,149

Total Short-Term Debt	$522,214	$428,056

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

In 2011, we securitized and consolidated $671 million of loans through our Sequoia program and issued $640 million of ABS to third parties. In July 2011, we transferred $365 million of residential securities into a resecuritization, with $245 million of ABS issued to third parties. The carrying value of ABS issued by consolidated securitization entities we sponsored at September 30, 2012 and December 31, 2011, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2012
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$2,986,293	$2,379,256	$178,960	$5,544,509
Interest-only certificates	13,466	-	-	13,466
Unamortized premium	1,000	-	-	1,000
Unamortized discount	(6,123)	-	-	(6,123)
Fair value adjustment, net	-	(2,123,845)	-	(2,123,845)

Total ABS Issued	$2,994,636	$255,411	$178,960	$3,429,007

Range of weighted average interest rates, by series	0.34% to 4.16%	0.93% to 1.44%	2.23%
Stated maturities	2014 - 2047	2039 - 2047	2046
Number of series	34	9	1

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Resecuritization	Total
Certificates with principal balance	$3,697,894	$2,884,967	$219,551	$6,802,412
Interest-only certificates	16,904	-	-	16,904
Unamortized premium	1,280	-	-	1,280
Unamortized discount	(5,655)	-	-	(5,655)
Fair value adjustment, net	-	(2,675,586)	-	(2,675,586)

Total ABS Issued	$3,710,423	$209,381	$219,551	$4,139,355

Range of weighted average interest rates, by series	0.39% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	39	10	1

The maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2012, $3.38 billion of ABS issued ($5.50 billion principal balance) had contractual maturities of over five years and $47 million of ABS issued ($47 million principal balance) had contractual maturities of one to five years. Amortization of the Resecuritization and Sequoia deferred ABS issuance costs was $1 million for both the nine months ended September 30, 2012 and 2011.

The following table summarizes the accrued interest payable on ABS issued at September 30, 2012 and December 31, 2011. Interest due on Sequoia and Resecuritization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2012	December 31, 2011
Sequoia	$3,051	$3,978
Acacia	1,713	2,894
Resecuritization	44	42

Total Accrued Interest Payable on ABS Issued	$4,808	$6,914

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2012 and December 31, 2011.

Collateral for Asset-Backed Securities Issued

	September 30, 2012
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,076,580	$12,150	$-	$3,088,730
Real estate securities	-	243,072	325,226	568,298
REO	3,919	-	-	3,919
Restricted cash	342	42,104	-	42,446
Accrued interest receivable	6,502	1,733	883	9,118

Total Collateral for ABS Issued	$3,087,343	$299,059	$326,109	$3,712,511

	December 31, 2011
(In Thousands)	Sequoia	Acacia	Resecuritization	Total
Real estate loans	$3,799,648	$12,129	$-	$3,811,777
Real estate securities	-	246,212	324,705	570,917
REO	5,669	-	-	5,669
Restricted cash	287	14,600	-	14,887
Accrued interest receivable	7,786	2,065	961	10,812

Total Collateral for ABS Issued	$3,813,390	$275,006	$325,666	$4,414,062

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.83% and 2.62% for the nine months ended September 30, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.87% and 6.88% for the nine months ended September 30, 2012 and 2011, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.83% and 2.62% for the nine months ended September 30, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.87% and 6.88% for the nine months ended September 30, 2012 and 2011, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both September 30, 2012 and December 31, 2011, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies

Lease Commitments

At September 30, 2012, we were obligated under non-cancelable operating leases with expiration dates through 2018 for $10 million. Operating lease expense was less than $1 million for both the nine months ended September 30, 2012 and 2011.

The following table presents our future lease commitments at September 30, 2012.

Future Lease Commitments by Year

(In Thousands)	September 30, 2012
2012 (three months)	$434
2013	1,779
2014	1,820
2015	1,776
2016	1,518
2017 and thereafter	2,213

Total	$9,540

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. There were no unamortized leasehold improvements at September 30, 2012. For both the nine months ended September 30, 2012 and 2011, we recognized leasehold amortization expense of $1 million.

Loss Contingencies — Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $27 million. Further information about the amount of principal and interest payments that the FHLB-Seattle has received in respect of this RMBS through September 30, 2012 is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, we agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010, in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $3 million. Further information about the amount of principal and interest payments that Schwab has received in respect of this RMBS through September 30, 2012, is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, we agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $38 million. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at September 30, 2012, had a remaining outstanding principal balance of approximately $139 million. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, and Redwood Trust, Inc., SRF, and RWT Holdings, Inc. separately moved to dismiss for lack of personal jurisdiction. On September 19, 2012, the Court denied all motions to dismiss, including the separate motion to dismiss for lack of personal jurisdiction. The FHLB Chicago Defendants, including Redwood Trust, Inc., SRF, and RWT Holdings, Inc., are seeking appellate review on some of the grounds for dismissal. We believe that this case is without merit, and we intend to defend the action vigorously. Further information about the amount of principal and interest payments that the FHLB-Chicago has received in respect of these two RMBS through September 30, 2012, is set forth in Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, we agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

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

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three and nine months ended September 30, 2012.

Stockholders’ Equity

(In Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$951,178	$892,584
Net income	39,701	89,691
Unrealized gains on securities and derivatives, net	45,660	87,023
Equity issuance	31,991	36,424
Other, net	2,161	5,467
Distributions to shareholders	(20,839)	(61,337)

Balance at End of Period	$1,049,852	$1,049,852

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011.

(In Thousands)	September 30, 2012	December 31, 2011
Net unrealized gains on real estate securities	$138,582	$53,904
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(64,710)	(67,055)

Total Accumulated Other Comprehensive Income (Loss)	$73,872	$(13,151)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2012 and 2011.

Basic and Diluted Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Basic Earnings Per Common Share:
Net income attributable to Redwood	$39,701	$1,297	$89,691	$28,901
Less: Dividends and undistributed earnings allocated to participating securities	1,104	520	2,631	1,659

Net income allocated to common shareholders	$38,597	$777	$87,060	$27,242

Basic weighted average common shares outstanding	79,685,099	78,470,625	78,908,057	78,275,796
Basic Earnings Per Common Share	$0.48	$0.01	$1.10	$0.35

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$39,701	$1,297	$89,691	$28,901
Less: Dividends and undistributed earnings allocated to participating securities	861	520	2,200	1,659

Net income allocated to common shareholders	$38,840	$777	$87,491	$27,242

Basic weighted average common shares outstanding	79,685,099	78,470,625	78,908,057	78,275,796
Net effect of dilutive equity awards	1,079,281	-	1,267,603	-

Diluted weighted average common shares outstanding	80,764,380	78,470,625	80,175,660	78,275,796

Diluted Earnings Per Common Share	$0.48	$0.01	$1.09	$0.35

For the three and nine months ended September 30, 2012, there were 1,079,281 and 1,267,603 of dilutive equity awards, respectively, determined under the two-class method. For the three and nine months ended September 30, 2011, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three and nine months ended September 30, 2012, the number of outstanding equity awards that were antidilutive totaled 1,014,274 and 704,087, respectively, under the two-class method. For the three and nine months ended September 30, 2011, the number of outstanding equity awards that were antidilutive totaled 1,689,546 and 1,850,659, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the nine months ended September 30, 2012, there were no shares acquired under the plan. At September 30, 2012, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 16. Equity Compensation Plans

At September 30, 2012 and December 31, 2011, 1,293,468 and 298,634 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $14 million at September 30, 2012, as shown in the following table.

	Nine Months Ended September 30, 2012
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,792	$13,563	$5,514	$-	$20,869
Equity grants	-	74	1,669	-	165	1,908
Equity grant forfeitures	-	-	(1,185)	(528)	-	(1,713)
Equity compensation expense	-	(549)	(5,136)	(1,476)	(124)	(7,285)

Unrecognized Compensation Cost at End of Period	$-	$1,317	$8,911	$3,510	$41	$13,779

At September 30, 2012, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At September 30, 2012 and December 31, 2011, there were 374,023 and 380,779 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2012. For both the nine months ended September 30, 2012 and 2011, there were no stock options exercised. For the nine months ended September 30, 2012 and 2011, 6,756 and 4,000 stock options expired, respectively.

Restricted Stock

At September 30, 2012 and December 31, 2011, there were 151,597 and 184,409 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2016. There were no restricted stock awards granted during the nine months ended September 30, 2012.

Deferred Stock Units

At September 30, 2012 and December 31, 2011, there were 2,000,426 and 2,476,171 DSUs outstanding, respectively, of which 1,041,677 and 1,068,283, respectively, had vested. There were 22,483 and 142,315 DSUs granted during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2012, there were 35,729 and 97,151 DSUs, respectively, forfeited related to employee departures. During the nine months ended September 30, 2012, there were 520,909 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at September 30, 2012 will vest through 2016.

Performance Stock Units

At September 30, 2012 and December 31, 2011, there were 546,714 and 592,479 PSUs outstanding, respectively, none of which had vested. These PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2013 and 2014 will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 300,000 shares of common stock to be purchased in aggregate for all employees. At September 30, 2012 and December 31, 2011, 187,444 and 152,212 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 17. Mortgage Banking Activities

The following table presents the components of Mortgage Banking Activities, Net, on our consolidated income statement for the three and nine months ended September 30, 2012.

Components of Mortgage Banking Activities, Net

(In Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Income from MSRs, net:
Income	$231	$368
Late charges	2	3
Cost of sub-servicer	(55)	(89)

Income from MSRs, net:	178	282

Changes in fair value of:
Residential loans, at fair value	14,976	14,992
MSRs	(650)	(1,194)
Risk management derivatives (1)	(2,385)	(8,784)

Net market valuation adjustments	11,941	5,014

Net gains on mortgage loan sales	4,611	17,447

Mortgage Banking Activities, Net	$16,730	$22,743

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential loans.

Mortgage Servicing Rights

During the three and nine months ended September 30, 2012, we transferred an aggregate $313 million and $1.35 billion (principal balance), respectively, of residential loans to three Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three and nine months ended September 30, 2012, we recorded MSRs of $1 million and $4 million, respectively, at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $593 million of loans transferred (original principal balance) to these securitizations or sold to third parties. At September 30, 2012, the principal balance of the loans underlying our MSRs was $566 million.

We contract with a licensed sub-servicer to perform all servicing functions for loans underlying our MSRs. The following table presents activity for MSRs for the three and nine months ended September 30, 2012.

MSR Activity

(In Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$2,064	$-
Additions	1,241	3,849
Changes in fair value due to:
Changes in assumptions (1)	(584)	(1,065)
Other changes (2)	(66)	(129)

Balance at End of Period	$2,655	$2,655

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.

(2)	Reflects the impact of MSR-related cash flows received during the period.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 18. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2012 and 2011 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Fixed compensation expense	$4,412	$3,702	$13,820	$11,643
Variable compensation expense	5,593	863	11,211	2,109
Equity compensation expense	2,151	1,929	7,285	6,696

Total compensation expense	12,156	6,494	32,316	20,448
Systems	1,251	2,124	3,734	5,979
Office costs	1,225	1,517	4,648	4,838
Accounting and legal	1,549	1,022	3,714	2,566
Other operating expenses	921	350	2,488	1,276

Total Operating Expenses	$17,102	$11,507	$46,900	$35,107

Note 19. Taxes

For the nine months ended September 30, 2012 and 2011, we recognized a provision for income taxes of $1 million and less than $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2012 and 2011.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

September 30,
	2012	2011
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(20.4) %	(41.1) %
Dividends paid deduction	(19.6) %	-

Effective Tax Rate	1.2%	0.1%

We assessed our tax positions for all open tax years (Federal — years 2006 to 2011, State — years 2007 to 2011) and concluded at September 30, 2012 and December 31, 2011, that we had no material unrecognized tax liabilities.

Note 20. Subsequent Events

At September 30, 2012, we planned to purchase up to $808 million of residential mortgage loans previously originated by third parties. Of this amount, $183 million settled as of November 1, 2012. We expect further settlements to occur during the fourth quarter of 2012, subject to loan availability and delivery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries, invests in, finances, and manages real estate-related assets. Directly and through its subsidiaries Redwood Trust, Inc. seeks to invest in assets that have the potential to generate sufficient cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. We also seek to generate fee and gain on sale income primarily through mortgage banking activities conducted at certain of our subsidiaries. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in Part II, Item 1A our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) our statements relating to our overall outlook for Redwood and its businesses in the future (including our statement that the flexibility we have built into our operating platforms should enable us to react quickly as lenders, borrowers, and regulators converge toward an accepted mortgage financing framework) and our statements regarding the impact of Federal Reserve policies and plans on the value of our portfolio and volume of future business; (ii) any statements relating to future activities we may engage in, including sales of residential loans to the Agencies and any statements relating to our future level of investment in mortgage servicing rights and the profitability of such investments, future sales of whole loans (other than through securitization transactions) and the profitability of such sales; (iii) any statements relating to our competitive position and our ability to compete in the future; (iv) any statements relating to our future investment strategy and future investment activity, including, without limitation, that over time we expect the senior securities in our investment portfolio to pay down or be sold and replaced with investments created through our mortgage banking activities and from the purchase of subordinate securities from other securitization sponsors; (v) our statement that we are on track to reach our goal of investing $400 million or more of equity capital during 2012; (vi) our statement that we expect to have 55 active loan sellers by the end of 2012 and that we expect most of the 46 potential sellers who are in various stages of review and implementation to become active sellers in the near-term; (vii) our statement that our goal over the next 12-to-18 months is to increase our non-Agency loan production to a level where we are able to securitize $300 million or more of residential loans each month and our statements relating to acquiring residential mortgage loans that we have identified for purchase, including the amount of such loans that we have identified for purchase during the third quarter of 2012, in October 2012, and at the end of October 2012; (viii) statements relating to future residential loan securitization and sale transactions, the timing of the completion of those future transactions, and the number and size of those transactions we expect to complete in 2012 and future periods, which future transactions may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future transactions of these types and our ability to finance residential loan acquisitions through the execution of these types of transactions, and the profitability of these transactions; (ix) any statements relating to the cash flows we expect to receive from our investments; (x) our statements relating to our estimate of our investment capacity (including that we estimate our investment capacity was $141 million at September 30, 2012) and our statement that we believe this level of investment capacity should sustain our capital needs into the first quarter of 2013; (xi) any statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses; (xii) our statements that we currently anticipate investing $40 to $60 million in commercial mezzanine debt in the fourth quarter, that we plan to continue to generate fees by originating senior commercial loans and selling them to third parties that intend to securitize them, that the use of a warehouse facility to finance out mezzanine investments will potentially enhance the yield on these investments and free up equity capital for reinvestment, and that we continue to focus on establishing a more permanent financing source for our existing portfolio of mezzanine investments; (xiii) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xiv) any statements relating to our expectations regarding future interest income and net interest income, future earnings, future gains, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; and (xv) our expectations and estimates relating to tax accounting and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $123 million of credit losses on securities to be realized in the future).

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

Our Business

Redwood invests in, finances, and manages real estate-related assets. We seek to invest in assets that have the potential to generate sufficient cash flow returns to support our goal of distributing an attractive level of dividends per share to shareholders over time. We also seek to generate fee and gain on sale income primarily through mortgage banking activities conducted at certain of our subsidiaries. The assets we primarily invest in are (i) residential mortgage loans, (ii) commercial mortgage loans and other forms of commercial real estate financing (which we generally refer to as commercial loans), and (iii) securities collateralized by mortgage loans or other real estate-related debt (which are securities issued in securitization transactions, most of which are referred to as mortgage-backed securities).

Our investments in residential mortgage loans are generally made with a view towards securitizing those loans through a Sequoia securitization entity or selling those loans to third parties. Our investments in commercial loans are generally either held for investment (which is typically the case for subordinate commercial loans we invest in) or made with a view to selling those loans to third parties (which is typically the case for senior commercial mortgage loans we invest in). The mortgage-backed securities we generally invest in include senior securities, which are those interests in a mortgage securitization that generally have the first right to cash flows and are generally last to absorb losses, and subordinate securities, which are those interests in a mortgage securitization that generally have the last right to cash flows and are generally first in line to absorb losses. Some of the securities we invest in are re-REMIC support securities or similar securities, which are securities that are generally created through the resecuritization of senior mortgage-backed securities. Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We also invest in other assets, securities, and instruments that are related to residential and commercial real estate.

Mortgage-backed securities collateralized by residential mortgage loans, which we also refer to as residential securities, that we invest in are generally acquired by us from third parties or by retaining mortgage-backed securities issued by Sequoia securitization trusts, which are securitization entities we sponsor. The process of sponsoring a Sequoia securitization includes the acquisition of residential loans, which are originated by third parties and generally funded with equity and short-term debt while being accumulated for securitization, the transfer of a pool of those loans to a Sequoia securitization entity, and the structuring and issuance by the Sequoia securitization entity of mortgage-backed securities collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities are generally issued to third parties, while some or all of the subordinate securities issued by these entities are generally retained by us. From time to time we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans.

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

Throughout our history we have sponsored other investment entities that include a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the “Fund”), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was invested in real estate securities and the Acacia entities are primarily invested in a variety of real estate related assets. We are not currently seeking to sponsor other managed entities like the Fund or the Acacia securitization entities. During the third quarter of 2011, we engaged in a resecuritization transaction (the “Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of our residential securities portfolio. Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these securitization entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities.

Business Update — Third Quarter 2012

We are now well along with the execution of a business strategy we developed a couple of years ago. In the simplest terms, we are an operating business that utilizes the tax advantages of a REIT structure to efficiently hold mortgage-related investments. Through the process of sponsoring Sequoia securitizations and by originating subordinate financing for commercial real estate we create investments and generate fees. Our goal is to deliver a growing stream of attractive, sustainable earnings and dividends to shareholders.

As the financial world engaged in deleveraging at the onset of the financial crisis, we made a strategic decision to invest in and build out our Sequoia platform and our commercial loan origination business in order to have proprietary, steady sources of attractive investments and fee-generating opportunities. In both businesses, we believe that our biggest competitive advantage is our willingness to work hard and offer good service to the lenders, borrowers, and investors that act as our counterparties. Our strategy corresponds well with the structure of our balance sheet and the extensive relationships of the professionals who make up both our residential and commercial teams.

For our residential business, our focus over the last few years was to source prime, jumbo mortgages primarily for sale through private securitization, but also at times through bulk sales. While our initial market opportunity was very small, our confidence in the long-term was driven by three big business assumptions: (i) the government would eventually reduce its outsized role in the mortgage market; (ii) new bank regulation (including new bank capital requirements under Basel III) and legacy portfolio issues would open up an opportunity for independent mortgage companies; and (iii) traditional private sector institutional investors would return to providing attractive financing for prime residential loans through investment in AAA-rated private-label mortgage-backed securitization (“PLMBS”).

For our commercial business, we focused on the commercial loan refinancing that would follow the pre-financial crisis era of high leverage lending. An immediate need was identified for mezzanine capital that could bridge the gap between commercial borrowers’ funding needs and what traditional senior lenders would provide in today’s lending environment. We also began to position ourselves to one day become a direct provider of senior commercial loans, offering value through greater flexibility and certainty of execution for borrowers.

In general, we believe that our plans for both our residential and commercial businesses are proceeding well, although the build-out of our Sequoia residential loan platform took longer than we anticipated and adversely affected our earnings in 2011 and into 2012. Despite a few setbacks, our loan platform is up, running, and scalable. From a credit standpoint, we have yet to see a 60 day delinquent mortgage loan in any of our seven Sequoia securitizations completed since April 2010, and our Sequoia securitizations have attracted 68 different institutional investors in AAA-rated PLMBS, including banks, insurance companies and money managers in these transactions.

Our core business assumptions, in general, appear to have been accurate. Over the past two years, the Fannie Mae and Freddie Mac (the “Agencies”) loan limit for high cost areas has come down from $729,750 to $625,500, and guarantee fees charged by the Agencies have almost doubled. All four of the biggest U.S. banks (by assets) have announced a significant reduction or complete elimination of their wholesale lending channels, which has opened up an opportunity for independent mortgage companies such as us. And, most importantly, credit spreads for AAA-rated PLMBS continue to tighten. Based on the execution of our recent PLMBS transactions, we can now generally price 30 year fixed rate jumbo loans competitively against major portfolio lenders. And in some (albeit limited) cases, we can even price loans that conform to Fannie Mae and Freddie Mac’s “Agency jumbo” criteria (e.g., loans ranging from $417,000 to $625,499) competitively against the Agencies themselves.

As a general matter, we believe that the re-establishment of PLMBS for prime loans is a lot further along than some market observers might believe. We believe that the formula to regain the confidence of institutional capital providers that buy AAA-rated PLMBS is not that complicated. Start with well underwritten prime loan collateral; align interests throughout the mortgage chain; and follow best practices for completing securitizations.

It is encouraging to us to see several catalysts coming together that should contribute significantly to restoring a fully functioning PLMBS market that works for home buyers and lenders alike.

•

We believe the Federal Reserve’s plan for QE3 is effectively accelerating the return of private sector mortgage financing. By our count, the Federal Reserve’s purchase plan is sufficient to absorb the net monthly supply of Agency mortgage-backed securities (“MBS”) for as long as QE3 is active, which is pushing up prices and driving down yields for Agency MBS. In our opinion, investment capital in search of yield will inevitably begin to flow back to privately-financed mortgage investments. We are currently seeing evidence of this in our own PLMBS issuances.

•

The commitment by the Federal Housing Finance Agency (“FHFA”) to continue to raise guarantee fees for Agency conforming loans will also accelerate the return of private sector mortgage financing. The typical guarantee fee charged by the Agencies has been increased by the FHFA two times already in 2012. All else equal, as this fee goes up our residential mortgage loan pricing becomes more competitive with the government Agencies.

•

The rules and standards for securitization are coming together. An FHFA-issued white paper dated October 4, 2012, proposes a framework for a new securitization platform for the Agencies. We expect a major push to finalize this and other mortgage regulatory initiatives at some point after the November federal elections.

•

Housing, by almost any measure, appears to be on the road to recovery. Transaction activity is up, home prices appear to be bottoming (or even markedly rising in many areas), and confidence seems higher than it’s been in years.

For our commercial business, we have established ourselves as a total financing solution for borrowers seeking to purchase or refinance stabilized, income-producing commercial real estate. We are now one of the most active providers of mezzanine loans on such properties. We achieved this status over the last two years by working together with various senior lenders in the origination process. Our portfolio of nearly $300 million of mezzanine investments was created by working with nineteen different senior lenders including banks, insurance companies, commercial MBS conduits, and Freddie Mac. We believe that the diversification of our portfolio and the overall performance of the underlying properties since origination is a testament to our origination platform and disciplined credit process. We believe that the fact that we are able to secure warehouse financing for this portfolio late in the third quarter of 2012 is further validation of the origination platform our team has developed.

Financial Results

We believe we generated strong financial results for the third quarter of 2012 and continued to gain momentum in both our residential and commercial operating platforms. We feel like we got the big things right during the third quarter – we continued to add new residential loan sellers and had a record quarter for loan purchases through our residential conduit, we recognized profits and recycled capital through portfolio management while modestly growing net interest income, and we made strides in building out our commercial business’ infrastructure to increase its focus on senior loan originations. We generally feel very good about the organic growth we are seeing in our residential and commercial businesses.

Our third quarter 2012 earnings of $40 million, or $0.48 per share, significantly outpaced our second quarter 2012 results of $20 million, or $0.24 per share, largely as a result of higher income from mortgage banking activities and additional gains from sales of residential portfolio securities early in the third quarter. It was a good quarter and many of our business metrics are headed in the right direction, but the combination of rising prices for RMBS stemming from QE3, credit spread tightening for securities issued through our recent securitizations, and a one-time accounting change resulted in a boost to third quarter earnings that may not be easily repeatable. The following table presents a high-level summary of GAAP earnings for the third and second quarters of 2012.

Our GAAP book value at September 30, 2012, was $12.88 per share, an increase of $0.88 from June 30, 2012. Our GAAP book value increased largely as a result of rising prices for both RMBS and residential loans held on our balance sheet. We also retained $0.23 per share of our third quarter 2012 GAAP earnings after the payment of our $0.25 per share third quarter dividend. Unlike recent quarters, we did not experience a decline in book value related to the hedges on our long-term debt as long-term interest rates were essentially unchanged at the beginning and end of the quarter.

The following table displays the changes in GAAP book value per share for the three months ended September 30, 2012 and June 30, 2012.

Table 1 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	September 30, 2012	June 30, 2012
Beginning book value per share	$12.00	$12.22
Net income	0.48	0.24
Unrealized gains on securities	0.52	0.03
Unrealized gains (losses) on hedges	0.04	(0.19)
Equity issuance	0.06	-
Other, net	0.03	(0.05)
Dividends	(0.25)	(0.25)

Ending Book Value per Share	$12.88	$12.00

Investment and Portfolio Sales Activity

During the third quarter of 2012, our capital deployment occurred at a slower pace than the past two quarters, but remained on track to reach our goal of investing $400 million or more of equity capital during 2012. Highlights of the quarter included our September Sequoia securitization and four newly originated commercial mezzanine loans. Additionally, we purchased $56 million of RMBS, although our sales of $62 million during the quarter outpaced these acquisitions. These sales generated realized GAAP gains of $14 million.

The following table summarizes our investment activity for the third and second quarter of 2012.

Table 2 Quarterly Investment Activity

	Three Months Ended			Nine Months Ended
(In Millions)	September 30, 2012	June 30, 2012	March 31, 2012	September 30, 2012
Residential investments
New Sequoia RMBS	$24	$23	$61	$108
Third-Party RMBS	33	103	223	359
Less: Short-term debt	(9)	(83)	(175)	(267)

Net residential investments	48	43	109	200
Commercial investments	40	69	27	136

Equity Capital Invested	$88	$112	$136	$336

At September 30, 2012, we estimate our investment capacity, defined as the amount of capital we have readily available for long-term investments was $141 million, as compared to $90 million at June 30, 2012.

Residential Loan Business

Our Sequoia residential platform continues to expand. We closed SEMT 2012-4, a $313 million securitization on September 20, 2012. Subsequent to quarter end, at the end of October, we closed SEMT 2012-5, a $320 million securitization. These were our fourth and fifth securitizations in 2012, compared to two in 2011 and one in 2010. This brings us to eight securitizations totaling $2.5 billion completed in the post crisis period. We also completed two whole loan sales totaling $53 million in the third quarter of 2012.

At September 30, 2012, we had 49 active residential loan sellers, up from 37 at June 30, 2012, and we expect to have 55 active loan sellers by year end. We also have 46 potential sellers who are in various stages of review and implementation that we expect will become active sellers in the near term. Many of our sellers are regional and community banks that serve borrowers looking to lock-in long-term loans at historically low mortgage rates. Redwood, through its purchase of closed loans, provides these banks with the ability to originate competitively priced 15- and 30-year fixed-rate mortgages without having to incur the interest rate risk normally associated with holding these loans over the long term. Many of our loan sellers also appreciate that Redwood is not a bank and, therefore, not a direct competitor for their customer relationships.

In the third quarter of 2012, we identified loans for purchase totaling $1.1 billion, up from $691 million in the second quarter and $419 million in the third quarter of 2011. In October 2012, we identified an additional $758 million of loans for purchase. While we are not certain whether our loan volume growth trajectory can be sustained for an extended period, we stand to benefit from these increased volumes, in part due to the fact that they generally allow us to complete securitizations more quickly. Our goal is to increase our non-agency loan production over the next 12 to 18 months to a level where we are able to securitize $300 million or more each month. At September 30, 2012, residential loans purchased and held on our balance sheet for future securitizations or whole loan sales totaled $416 million, and the pipeline of loans we have identified for purchase totaled $808 million. At October 26, 2012, residential loans purchased and held on our balance sheet for future securitizations or whole loan sales totaled $253 million (excluding the loans in SEMT 2012-5), and the pipeline of loans we have identified for purchase totaled $1.2 billion.

At the end of the third quarter of 2012, we owned mortgage servicing rights (“MSRs”) on $566 million of prime-quality jumbo residential loans that were sourced through our residential conduit. The capitalized value of these MSRs was $2.65 million, or 47 basis points of the mortgage loans. We earn fees from these MSRs, but do not service any loans in-house, nor do we currently plan to do so.

Commercial Loan Business

In the third quarter of 2012, we funded four mezzanine investments totaling $40 million, which increased our year-to-date total to 17 investments totaling $136 million. We currently anticipate investing another $40 to $60 million in mezzanine debt in the fourth quarter. At September 30, 2012, our portfolio consisted of 31 investments totaling $286 million, generated a gross yield of approximately 10%, and was funded entirely with equity capital. As we noted last quarter, we have capped the amount of equity capital we plan to invest in our commercial business at $300 million for the foreseeable future.

During the third quarter of 2012, we obtained a $150 million three-year warehouse facility to finance our mezzanine investments, which will potentially enhance the yield on these investments and free up equity capital for reinvestment. We are continuing to focus on establishing a more permanent financing source for our existing portfolio of mezzanine investments.

Our commercial business is moving forward as anticipated and we are now channeling many of our resources toward senior loan origination and distribution channels. Early in the fourth quarter, we received a $645 thousand fee associated with our prior-quarter sale of a $37 million senior loan to a Wall Street commercial loan conduit. We plan to continue to generate additional fees by originating senior commercial loans and subsequently selling them to third parties that intend to securitize them; however, at this stage in the development of our senior lending business, it is difficult to estimate the level of fees we might generate from this activity in future quarters.

Residential Portfolio Business

At September 30, 2012, our residential securities portfolio totaled $1 billion and was financed with a combination of $365 million of short-term debt, $179 million of non-recourse resecuritization debt, and $517 million of equity capital. Along with firming housing prices, we believe QE3 has been a net positive for our RMBS portfolio. The Fed’s aggressive purchases of Agency MBS is crowding out Agency investors, some of whom are turning to private label RMBS for higher yields while pushing prices higher. As a result, our RMBS portfolio was up over 2 points in price or $45 million in the quarter. Ample market liquidity afforded us an opportunity to rebalance our seasoned RMBS portfolio and free-up capital for new investments. Sales of securities in the third quarter of 2012 totaled $62 million for gains of $14 million, as compared to sales of $49 million for gains of $7 million in the second quarter of 2012. However, as is often the case, rising prices on securities reduced our expected returns on new acquisitions, and we reduced our acquisition activity in the third quarter of 2012.

Our business model is not dependent upon our ability to acquire seasoned senior securities in the secondary market. Our purchases of senior securities have been opportunistic investments that have allowed us to put capital to work and generate income while the residential securitization market regains its footing. Over time, we expect that the senior securities in our investment portfolio, which currently represent about 71% of the portfolio, will pay down or be sold and replaced with investments created through our mortgage banking activities and from the purchase of subordinate securities from other securitization sponsors. In the first nine months, we have retained $91 million of RMBS from our own Sequoia securitizations. The capital required to fund ongoing investments in our securitizations is generally expected to range between $15 and $20 million, net of borrowings on investment grade securities, per $300 million securitization.

Outlook

Time will tell what the future holds for Redwood, but we are encouraged by our competitive position as the mortgage market evolves. The flexibility we have built into our operating platforms should enable us to react quickly as products, lenders, borrowers, and regulators slowly converge toward an accepted financing framework for residential mortgages built on private capital.

In the near term, for our residential business we see two broad paths to continuing our business momentum. First, we continue to expand our footprint in the non-Agency lending space by leveraging our Sequoia platform. We expect non-Agency loan volumes to continue to rise as housing recovers and the government reduces its ongoing role in mortgage finance, and we see no obvious signs (to the extent the economy cooperates) that we cannot successfully compete for this business if we maintain our commitment to providing top-notch service to our counterparties.

The other path we are pursuing – a path that has become an option to us as a result of our Sequoia platform build-out – is acquiring conforming loans for sales to the Agencies. We are in the midst of the approval process to re-establish Redwood as an authorized counterparty to Fannie Mae and Freddie Mac, and we are planning to begin offering conforming mortgage pricing options in early 2013. This expansion of our platform presents a significant growth opportunity for us (the annual Agency origination market is still about ten times larger than the non-Agency market) so some additional build-out of our infrastructure over the coming quarters will be required. The potential benefits are significant. Not only does an Agency sales execution present us with expanded fee generating opportunities, but it also affords us the option to create and retain mortgage servicing rights.

Down the road, we also see opportunity to finance prime mortgage loan borrowers who may not meet the strict underwriting standards that many lenders are currently following. For example, because they own a business or work for a commission rather than a salary some residential mortgage borrowers don’t qualify for prime loans. We believe these borrowers are being underserved by the market today. The key to a program of this type will depend on our ability to find institutional investors for AAA-rated PLMBS collateralized by mortgage loans to these types of borrowers.

For our commercial business, the team will be increasingly focused on providing a broader product set directly to borrowers and generating fee income through the process of selling senior loans. We anticipate that our ease of execution and our willingness and ability to take credit risk on stabilized properties in good markets will result in significant growth in our origination activity. We are now actively pursuing many such opportunities and anticipate an increase in fees generated while continuing to create attractive mezzanine investments for our portfolio. Our established and ongoing relationships within in the industry will continue to be the key to successfully executing on our strategy.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $40 million ($0.48 per share) and $90 million ($1.09 per share), respectively, for the three and nine months ended September 30, 2012, as compared to $1 million ($0.01 per share) and $29 million ($0.35 per share), respectively, for the three and nine months ended September 30, 2011. The following table presents the components of our GAAP net income for the three and nine months ended September 30, 2012 and 2011.

Table 3 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Interest income	$59,723	$53,396	$177,988	$160,684
Interest expense	(28,285)	(24,317)	(87,822)	(69,923)

Net interest income	31,438	29,079	90,166	90,761
Provision for loan losses	(1,319)	(3,978)	(254)	(8,367)
Other market valuation adjustments, net	(3,470)	(13,448)	(9,503)	(30,335)

Net interest income after provision and other market valuation adjustments	26,649	11,653	80,409	52,059
Mortgage banking activities, net	16,730	-	22,743	-
Operating expenses	(17,102)	(11,507)	(46,900)	(35,107)
Realized gains, net	13,940	1,145	34,555	10,844
Provision for income taxes	(516)	(14)	(1,116)	(42)
Less: Net loss attributable to noncontrolling interest	-	(20)	-	(1,147)

Net Income	$39,701	$1,297	$89,691	$28,901

Diluted weighted average common shares outstanding	80,764,380	78,470,625	80,175,660	78,275,796
Net earnings per share	$0.48	$0.01	$1.09	$0.35

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other MVA

Net interest income after provision and other MVA was $27 million for the third quarter for 2012, as compared to $12 million for the third quarter of 2011, an increase of $15 million. This increase was primarily due to the following: a $2 million increase in net interest income as a result of our increased investment activity during 2012, a decline in provision expense of $3 million as a result of overall credit stability observed during 2012 for loans at legacy Sequoia entities, and a decrease in negative MVA of $10 million as a result of less severe declines in benchmark interest rates that affect the value of our interest rate derivatives.

The following table details the components of Other MVA for both the three and nine months ended September 30, 2012 and 2011.

Table 4 Components of Other MVA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Residential loans, held-for-sale	$90	$363	$572	$374
Commercial loans, at fair value	11	(184)	134	1,358
Trading securities	30,672	(5,359)	75,822	4,963
Impairments on AFS securities	(1,207)	(1,083)	(1,842)	(5,171)
REO	(220)	(255)	(364)	(1,416)
Other derivative instruments, net	(4,649)	(23,460)	(10,632)	(40,216)
ABS issued - Acacia	(28,167)	16,530	(73,193)	9,773

Total Other MVA, Net	$(3,470)	$(13,448)	$(9,503)	$(30,335)

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes net income from MSRs, valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and gains from mortgage loan sales and securitizations. The following tables present the components of mortgage banking activities, net, for the three and nine months ended September 30, 2012.

Table 5 Mortgage Banking Activities at Redwood (Parent)

(Dollars in Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Income from MSRs, net	$178	$282
Net valuation gains on residential loans	14,976	14,992
Net valuation losses from MSRs	(650)	(1,194)
Net valuation losses from risk management derivatives	(2,385)	(8,784)
Net gains on mortgage loan sales and securitizations	4,611	17,447

Total Mortgage Banking Activities, Net	$16,730	$22,743

Income from mortgage banking activities, net, was $17 million in the third quarter of 2012, as compared to $2 million in the second quarter of 2012. This increase was due to the rising values for loans we were holding on our balance sheet for future securitizations. In the third quarter of 2012, we elected the fair value option for all residential loan purchases, and began recording the change in market value through our income statement. This accounting change helps to further align our reported results with the economics underlying our residential loan business. Consequently, we expect gains (or losses) on the sale of residential loans during subsequent reporting periods to be smaller, all else equal, as their cost basis at the end of each quarter will already reflect the price at which we believe they could be sold.

Income from mortgage banking activities, net, also included $5 million in gains from the sale of $372 million of loans through securitization and whole loan sales transactions. These gains were partially offset by expenses of $2 million related to risk management derivatives associated with our mortgage banking activities. An additional impact from our decision to adopt fair value accounting for new residential loans will be the greater likelihood that hedging gains or losses will be offset by gains or losses in the value of our loans during the same quarter that the valuation changes occur, as opposed to a potential offset in a future quarter. We expect this change to reduce our earnings volatility.

Realized Gains, Net

Realized gains, net, were $14 million for the third quarter of 2012, a $13 million increase from the third quarter of 2011. During the third quarter of 2012, we sold $52 million of AFS securities for a gain of $14 million. The following table details the components of realized gains, net, for the three and nine months ended September 30, 2012 and 2011.

Table 6 Realized Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net gains on sales of real estate securities	$13,920	$-	$27,093	$9,141
Net gains on extinguishment of debt	20	569	339	817
Net gains on calls of real estate securities	-	832	113	1,142
(Loss) gain on deconsolidation	-	(256)	7,010	(256)

Total Realized Gains, Net	$13,940	$1,145	$34,555	$10,844

Operating Expenses

Operating expenses were $17 million for the third quarter of 2012, as compared to $12 million for the third quarter of 2011. The increase was primarily due to an increase in employee headcount and variable compensation costs, as non-compensation expenses remained relatively stable.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable income was $17 million ($0.21 per share) for the third quarter of 2012, as compared to taxable income of $6 million ($0.07 per share) for the third quarter of 2011. Our estimated REIT taxable income was $15 million ($0.19 per share) for the third quarter of 2012, as compared to REIT taxable income of $7 million ($0.09 per share) for the third quarter of 2011. Total realized credit losses on our investments for the third quarters of 2012 and 2011 were $6 million ($0.07 per share) and $12 million ($0.15 per share), respectively, for tax purposes.

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

Summary of Financial Condition, Capital Resources, and Liquidity

At September 30, 2012, our total capital was $1.19 billion, including $1.05 billion in stockholders’ equity and $140 million of long-term debt. At September 30, 2012, our estimate of our available investment capacity was $141 million. Based on our current expectation for new investment activity and our ability to free up capital from our securities portfolio, we believe our estimated investment capacity of $141 million should sustain our capital needs into the first quarter of 2013. However, market conditions can change quickly and result in our desire to raise capital sooner. Our efforts to raise capital for new investments could include freeing up additional capital internally through sales or asset-specific financings, the issuance of corporate convertible debt or preferred equity, or the issuance of common equity. Our approach to raising capital will continue to be based on what we believe to be in the best long-term interest of shareholders.

A notable capital development in the third quarter relates to the use of our Direct Stock Purchase Plan (“DSPP”). We made a few changes to the DSPP in the third quarter, and validated our new terms by conducting a relative small offering of $30 million of common equity. This translated into the issuance of almost 2.1 million shares of common stock at a price of $14.41 per share on September 11, 2012. We like issuing shares through our DSPP for a couple of reasons. First, under our DSPP, we are able to efficiently issue shares directly to investors at a price (to both Redwood and the investors) that we believe is better than pricing for a similarly sized underwritten transaction. Second, the DSPP can give us the flexibility to issue equity on a “just in time” basis, which reduces one of the negative impacts that can result from raising a large amount of equity capital in a single transaction – i.e., having too much cash sitting idle on our balance sheet. Should investment and growth opportunities arise that merit a larger capital raise, we retain the flexibility to raise capital through a more traditional underwritten offering.

Components of Book Value

The following supplemental components of book value table presents our assets and liabilities at September 30, 2012, and June 30, 2012. We show our investments in Consolidated Entities as separate line items, as estimated under GAAP, to highlight our specific ownership interests, as the underlying assets and liabilities of these entities are legally not ours even though we are required to consolidate them for financial reporting purposes. For all other components of book value, the values in the table below equal GAAP values.

Table 7 Components of Book Value (1)

(In Millions, Except per Share Data)	September 30, 2012	June 30, 2012
Cash and cash equivalents	$39	$70
Loans
Residential	418	256
Commercial	286	247

Total loans at Redwood	704	503
Real estate securities at Redwood
Residential - Third party (2)	976	977
Residential - Sequoia	85	74
Commercial	8	6
CDO	-	-

Total real estate securities at Redwood	1,069	1,057
Investments in Consolidated Entities	84	87
Other assets	93	97

Total assets	1,989	1,814
Short-term debt	(522)	(455)
Long-term debt	(140)	(140)
Asset-backed securities issued - Resecuritization (2)	(179)	(193)
Other liabilities	(99)	(74)

Stockholders’ Equity	$1,050	$951

Book Value Per Share	$12.88	$12.00

(1)	As this table is presented in millions, except per share amounts, some numbers may not foot due to rounding.

(2)

The assets and liabilities of the Resecuritization are included in “Real estate securities at Redwood - Residential - Third Party” and “Asset-backed securities issued – Resecuritization,” respectively, although these assets and liabilities are owned by the Resecuritization entity and are legally not ours, as we own only the securities and interests that we acquired from the Resecuritization entity. At September 30, 2012, the Resecuritization accounted for $325 million of real estate securities and $179 million of asset-backed securities issued and our investment in this Resecuritization is reflected in the difference between these assets and liabilities

Changes in Book Value and Estimated Non-GAAP Economic Value

During the third quarter of 2012, our GAAP book value increased by $0.88 per share to $12.88 per share. The net increase resulted from a $0.48 per share increase from reported earnings, $0.52 per share increase in net positive valuation increases on securities not reflected in earnings, a $0.04 per share increase in value of derivative hedges related to long-term debt not reflected in earnings, a $0.06 per share increase from share issuance, and a $0.03 per share increase from other net positive items, offset by $0.25 per share from dividends paid to shareholders.

At September 30, 2012, our estimate of non-GAAP economic value was $13.62 per share, or $0.74 per share higher than our reported GAAP book value. Approximately $0.72 of this per share difference relates to an economic valuation of our long-term debt of $81 million, which was $59 million below the unamortized cost basis used to determine GAAP book value. An additional $0.08 per share relates to an economic valuation of our net investment in Sequoia of $91 million, which was $7 million above the unamortized cost basis used to determine GAAP book value. These amounts were offset by $0.06 per share relating to an economic valuation of our net investment in the Resecuritization we engaged in during the third quarter of 2011 of $184 million, which was $5 million above the unamortized cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Consolidated Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia and Acacia securitization entities totaled $84 million, or 8% of our equity capital at September 30, 2012. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the third quarter of 2012, cash flow generated by our investments in these entities totaled $7 million.

Our investments in Consolidated Entities, as reported for GAAP, totaled $84 million at September 30, 2012, and consisted of IOs and subordinate securities. Management’s estimate of the non-GAAP economic value of our investments in these entities was $91 million. Of this amount, $43 million consisted of IOs and $48 million consisted of senior and subordinate securities at Consolidated Entities.

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

For GAAP, we report as a liability the $140 million outstanding principal amount of our long-term debt. We calculated the $81 million estimate of non-GAAP economic value of our long-term debt (without giving effect to interest rate agreements designated as cash flow hedges with respect to long-term debt) using the same valuation process used to estimate the fair values of our other financial assets and liabilities. The GAAP carrying value of our net investment in the Resecuritization of $148 million was $5 million above management’s estimate of the non-GAAP economic value of that investment of $143 million, because we estimate the fair value of the $179 million of ABS issued to be $184 million (estimated non-GAAP economic value was calculated using the same valuation process used to estimate the fair values of our other financial assets and liabilities). The differences between the GAAP carrying value of our investments in Consolidated Entities and management’s estimate of the non-GAAP economic value of those investments is set forth above under “Investments in Consolidated Entities.”

Cash and Cash Equivalents

At September 30, 2012, we had $39 million in cash and cash equivalents, as compared to $70 million at June 30, 2012, a decrease of $31 million. The decrease was primarily attributable to acquisitions of residential mortgage loans and originations of commercial loans, offset by cash raised from one Sequoia securitization, an equity issuance, loan sales to third parties, sales of securities, and an increase in short-term debt, net.

As a supplement to the Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q, the following table details our sources and uses of cash for the three and nine months ended September 30, 2012, in a manner consistent with the way management analyzes them. This table illustrates our cash balances at September 30, 2012, June 30, 2012, and December 31, 2011 (each a GAAP amount), and organizes the components of sources and uses of cash (non-GAAP amounts) by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 8 Sources and Uses of Cash

(In Millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Beginning Cash Balance	$70	$267
Business cash flow (1)
Loans, securities, and investments (2)	66	189
Operating expenses	(11)	(35)
Interest expense on other borrowed funds (3)	(5)	(14)
Dividends	(20)	(60)

Net business cash flow	30	80

Investment-related cash flow
Acquisition of residential loans	(524)	(1,523)
Origination/acquisition of commercial loans	(40)	(136)
Acquisition of third-party securities (4)	(12)	(338)
Sale of third-party securities	52	157
Investments in Sequoia Entities, net (5)	(13)	(91)

Total investment-related cash flow	(537)	(1,931)

Financing and other cash flow
Proceeds from residential loan sales	376	1,516
Proceeds from short-term debt, net	5	244
Proceeds from (repayments of) warehouse debt, net	62	(150)
Margin returned, net	4	5
Derivative pair-off/premiums paid	(3)	(21)
Share issuance	30	30
Changes in working capital	2	(1)

Net financing and other cash flow	476	1,623

Ending Cash Balance	$39	$39

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

(3)	Other borrowed funds consists of short-term repurchase and warehouse debt, and long term debt.

(4)

Total acquisitions of third-party securities in the third quarter of 2012 were $33 million. Securities acquisitions of $21 million made in the third quarter that settled in October are not reflected in the third quarter under Acquisitions of third-party securities, net. There were no unsettled trades at December 31, 2011.

(5)

Investments in Sequoia Entities during the third quarter of 2012 included $24 million of securities, of which $5 million were sold in the quarter. Also included in the third quarter of 2012 are sales of $6 million of investments made in a previous quarter. Investments in Sequoia Entities during the nine months ended September 30, 2012 included $108 million of new investments and sales of $17 million of investments made in a previous quarter.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at September 30, 2012. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential securities, by quality of underlying loans — prime and non-prime.

Table 9 Securities at Redwood by Vintage and as a Percentage of Total Securities

September 30, 2012 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012	Total	% of Total Securities
Residential
Senior
Prime	$22	$190	$277	$7	$496	46%
Non-prime	95	162	6	-	263	25%

Total Senior	117	352	283	7	759	71%
Re-REMIC	-	62	88	-	150	14%
Subordinate
Prime	56	9	3	78	146	13%
Non-prime	6	-	-	-	6	1%

Total Subordinate	62	9	3	78	152	14%

Total Residential	179	423	374	85	1,061	99%
Commercial	7	1	-	-	8	1%
CDO	-	-	-	-	-	-

Total Securities at Redwood	$186	$424	$374	$85	$1,069	100%

During the third quarter of 2012, our securities portfolio increased $12 million to $1.07 billion. This increase is attributable to $56 million of acquisitions, partially offset by $48 million of sales, $33 million from the effect of principal repayments, and a $37 million increase in the value of our securities. Our third quarter acquisitions included $17 million of prime senior securities, $20 million of non-prime senior securities, and $19 million of prime subordinate securities. Since the end of the third quarter and through October 31, 2012, we sold $5 million of securities and purchased $18 million of securities at Redwood.

Derivatives at Redwood

At September 30, 2012, we had net derivative liabilities of $53 million, as compared with net derivative liabilities of $65 million at December 31, 2011. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at September 30, 2012 and December 31, 2011.

Table 10 Derivatives at Redwood

(In Thousands)	September 30, 2012	December 31, 2011
Assets - Risk Management Derivatives
Interest rate swaps	$28	$-
Futures	-	47
Swaptions	2,487	-

Total Derivative Assets	2,515	47

Liabilities - Cash Flow Hedges
Interest rate swaps	(53,450)	(54,353)
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,903)	(5,270)
TBAs	-	(5,060)
Futures	(618)	(186)

Total Derivative Liabilities	(55,971)	(64,869)

Total Derivative Financial Instruments, Net	$(53,456)	$(64,822)

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

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At September 30, 2012, we had net unrealized gains of $74 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, an $87 million increase from the net unrealized losses of $13 million at December 31, 2011. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the nine months ended September 30, 2012.

Table 11 Accumulated Other Comprehensive Income (Loss) Recognized in Stockholders’ Equity

	Senior	Re-REMIC	Subordinate
(In Millions)	Residential	Residential	Residential	Commercial	CDO	Derivatives	Total
Beginning balance - December 31, 2011	$21	$37	$(6)	$2	$-	$(67)	$(13)
OTTI recognized in OCI	-	-	-	-	-	-	-
Net unrealized gain on real estate securities	49	14	19	2	-	-	84
Net unrealized loss on interest rate agreements	-	-	-	-	-	(1)	(1)
Reclassification:
OTTI to net income	-	-	1	-	-	-	1
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	3	3

Ending balance - September 30, 2012	$70	$51	$14	$4	$-	$(65)	$74

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The decrease in benchmark interest rates during the first nine months of 2012 caused a $1 million decrease in the value of these derivatives.

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and Consolidated Entities in order to supplement our consolidated GAAP results for the three and nine months ended September 30, 2012 and 2011. The results of the Resecuritization Entity are included at Redwood (Parent). Consolidated Entities includes the results of consolidated Sequoia entities, Acacia entities, and, for periods prior to the fourth quarter of 2011 presented herein, the Fund.

Table 12 Consolidating Income Statements

	Three Months Ended September 30, 2012
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$36,406	$23,317	$59,723
Interest expense	(6,291)	(21,994)	(28,285)

Net interest income	30,115	1,323	31,438
Provision for loan losses	(506)	(813)	(1,319)
Other market valuation adjustments, net	(5,961)	2,491	(3,470)

Net interest income after provision and other market valuation adjustments	23,648	3,001	26,649
Mortgage banking activities, net	16,730	-	16,730
Operating expenses	(17,075)	(27)	(17,102)
Realized gains, net	13,920	20	13,940

Net income before provision for taxes	37,223	2,994	40,217
Provision for income taxes	(516)	-	(516)

Net Income	$36,707	$2,994	$39,701

	Three Months Ended September 30, 2011
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$28,220	$25,176	$53,396
Interest expense	(3,583)	(20,734)	(24,317)

Net interest income	24,637	4,442	29,079
Provision for loan losses	-	(3,978)	(3,978)
Market valuation adjustments, net	(12,337)	(1,111)	(13,448)

Net interest income (loss) after provision and market valuation adjustments	12,300	(647)	11,653
Operating expenses	(11,451)	(56)	(11,507)
Realized gains, net	576	569	1,145
Noncontrolling interest	-	20	20

Net income (loss) before provision for taxes	1,425	(114)	1,311
Provision for income taxes	(14)	-	(14)

Net Income	$1,411	$(114)	$1,297

	Nine Months Ended September 30, 2012
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$103,038	$74,950	$177,988
Interest expense	(17,770)	(70,052)	(87,822)

Net interest income	85,268	4,898	90,166
(Provision for) reversal of provision for loan losses	(1,156)	902	(254)
Other market valuation adjustments, net	(12,601)	3,098	(9,503)

Net interest income after provision and other market valuation adjustments	71,511	8,898	80,409
Mortgage banking activities, net	22,743	-	22,743
Operating expenses	(46,772)	(128)	(46,900)
Realized gains, net	27,206	7,349	34,555

Net income before provision for taxes	74,688	16,119	90,807
Provision for income taxes	(1,116)	-	(1,116)

Net Income	$73,572	$16,119	$89,691

	Nine Months Ended September 30, 2011
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$82,042	$78,642	$160,684
Interest expense	(8,518)	(61,405)	(69,923)

Net interest income	73,524	17,237	90,761
Provision for loan losses	-	(8,367)	(8,367)
Market valuation adjustments, net	(18,406)	(11,929)	(30,335)

Net interest income (loss) after provision and market valuation adjustments	55,118	(3,059)	52,059
Operating expenses	(34,859)	(248)	(35,107)
Realized gains (losses), net	11,583	(739)	10,844
Noncontrolling interest	-	1,147	1,147

Net income (loss) before provision for taxes	31,842	(2,899)	28,943
Provision for income taxes	(42)	-	(42)

Net Income (Loss)	$31,800	$(2,899)	$28,901

At September 30, 2012, 64% of our consolidated assets and 78% of our consolidated liabilities were owned at consolidated Sequoia and Acacia entities. Although we consolidate these assets and liabilities for financial reporting purposes, they are bankruptcy-remote from us. That is, they are structured so that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

The following table presents the balance sheets of Redwood (Parent) and Consolidated Entities in order to supplement our consolidated GAAP balance sheet at September 30, 2012.

Table 13 Consolidating Balance Sheet

September 30, 2012 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$417,982	$3,076,580	$3,494,562
Commercial loans	286,070	12,150	298,220
Real estate securities, at fair value
Trading securities	29,853	243,072	272,925
Available-for-sale securities	1,039,422	-	1,039,422
Cash and cash equivalents	39,384	-	39,384

Total earning assets	1,812,711	3,331,802	5,144,513
Other assets	92,534	59,808	152,342

Total Assets	$1,905,245	$3,391,610	$5,296,855

Short-term debt	$522,214	$-	$522,214
Other liabilities	98,605	57,677	156,282
Asset-backed securities issued	178,960	3,250,047	3,429,007
Long-term debt	139,500	-	139,500

Total liabilities	939,279	3,307,724	4,247,003

Stockholders’ equity	965,966	83,886	1,049,852
Noncontrolling interest	-	-	-

Total equity	965,966	83,886	1,049,852

Total Liabilities and Equity	$1,905,245	$3,391,610	$5,296,855

(1)

The consolidating balance sheet presents the assets and liabilities of the Resecuritization under Redwood (Parent), although these assets and liabilities are owned by the Resecuritization entity and are legally not ours and we own only the securities and interests that we acquired from the Resecuritization entity. At September 30, 2012, the Resecuritization accounted for $325 million of available-for-sale securities and $179 million of asset-backed securities issued and our investment in this Resecuritization equals the difference between these assets and liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $24 million and $12 million for the three months ended September 30, 2012 and 2011, respectively. Net interest income after provision and other MVA at Redwood was $72 million and $55 million for the nine months ended September 30, 2012 and 2011, respectively. The following table presents the components of net interest income after provision and other MVA at Redwood for the three and nine months ended September 30, 2012 and 2011.

Table 14 Net Interest Income after Provision and Other MVA at Redwood (Parent)

	Three Months Ended September 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$4,378	$466,246	3.76%	$3,583	$313,763	4.57%
Commercial loans	7,288	267,032	10.92%	2,158	79,445	10.87%
Trading securities	3,135	33,592	37.33%	2,032	21,014	38.68%
Available-for-sale securities	21,590	879,577	9.82%	20,442	637,180	12.83%
Cash and cash equivalents	15	66,818	0.09%	5	124,467	0.02%

Total interest income	36,406	1,713,265	8.50%	28,220	1,175,869	9.60%
Interest Expense
Short-term debt	(2,737)	570,775	(1.92) %	(78)	18,116	(1.72) %
ABS issued	(1,177)	183,568	(2.56) %	(1,121)	181,776	(2.47) %
Long-term debt (1)	(968)	138,289	(2.80) %	(907)	138,242	(2.62) %
Interest rate agreements (1)	(1,409)	138,289	(4.08) %	(1,477)	138,242	(4.27) %

Total interest expense	(6,291)	892,632	(2.82) %	(3,583)	338,134	(4.24) %

Net Interest Income	30,115			24,637
Provision for loan losses	(506)			-
Other MVA, net	(5,961)			(12,337)

Net Interest Income After Provision and Other MVA	$23,648			$12,300

	Nine Months Ended September 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$11,485	$383,464	3.99%	$7,562	$214,574	4.70%
Commercial loans	17,782	212,169	11.17%	4,688	58,632	10.66%
Trading securities	8,767	34,176	34.20%	6,164	20,862	39.40%
Available-for-sale securities	64,959	847,191	10.22%	63,597	635,338	13.35%
Cash and cash equivalents	45	113,754	0.05%	31	108,865	0.04%

Total interest income	103,038	1,590,754	8.64%	82,042	1,038,271	10.54%
Interest Expense
Short-term debt	(6,863)	469,350	(1.95) %	(267)	22,520	(1.58) %
ABS issued	(3,775)	197,554	(2.55) %	(1,121)	61,258	(2.44) %
Long-term debt (1)	(2,938)	138,277	(2.83) %	(2,716)	138,231	(2.62) %
Interest rate agreements (1)	(4,194)	138,277	(4.04) %	(4,414)	138,231	(4.26) %

Total interest expense	(17,770)	805,180	(2.94) %	(8,518)	222,009	(5.12) %

Net Interest Income	85,268			73,524
Provision for loan losses	(1,156)			-
Other MVA, net	(12,601)			(18,406)

Net Interest Income After Provision and Other MVA	$71,511			$55,118

(1)

Interest rate agreements expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt was 6.88% and 6.89% for the three months ended September 30, 2012 and 2011, respectively. The combined expense yield on our hedged long-term debt was 6.87% and 6.88% for the nine months ended September 30, 2012 and 2011, respectively.

Net interest income after provision and other MVA increased $12 million from the third quarter of 2011. This increase was the result of an increase in interest income of $8 million due to higher average earning assets and a decrease in negative other MVA of $6 million, partially offset by a $3 million increase in interest expense related to short-term debt financing costs for certain of these assets. Net interest income after provision and other MVA increased $16 million from the first nine months of 2011. This increase was the result of an increase in interest income of $21 million due to higher average earning assets and a decrease in negative other MVA of $6 million, partially offset by a $1 million increase in provision for loan losses and a $10 million increase in interest expense related to short-term debt financing costs for certain of these assets.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $22 million and $20 million for the three months ended September 30, 2012 and 2011, respectively. Interest income on AFS securities at Redwood was $65 million and $64 million for the nine months ended September 30, 2012 and 2011, respectively. The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2012 and 2011.

Table 15 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended September 30, 2012					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$7,687	$5,159	$12,846	$668,762	4.60%	3.09%	7.69%
Re-REMIC	3,443	(161)	3,282	82,124	16.77%	(0.78) %	15.99%
Subordinate	2,662	2,157	4,819	124,644	8.54%	6.92%	15.46%

Total Residential	13,792	7,155	20,947	875,530	6.30%	3.27%	9.57%

Commercial	452	191	643	4,047	44.68%	18.88%	63.56%
CDO	29	(29)	-	-	-	-	-

Total AFS Securities	$14,273	$7,317	$21,590	$879,577	6.49%	3.33%	9.82%

Three Months Ended September 30, 2011					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$5,473	$8,621	$14,094	$508,262	4.31%	6.78%	11.09%
Re-REMIC	1,737	(62)	1,675	41,598	16.70%	(0.60) %	16.10%
Subordinate	2,541	1,579	4,120	82,600	12.31%	7.65%	19.96%

Total Residential	9,751	10,138	19,889	632,460	6.17%	6.41%	12.58%

Commercial	484	69	553	4,720	41.02%	5.85%	46.87%
CDO	26	(26)	-	-	-	-	-

Total AFS Securities	$10,261	$10,181	$20,442	$637,180	6.44%	6.39%	12.83%

Nine Months Ended September 30, 2012					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$22,319	$18,080	$40,399	$642,702	4.63%	3.75%	8.38%
Re-REMIC	9,563	(273)	9,290	91,434	13.95%	(0.40) %	13.55%
Subordinate	7,796	5,746	13,542	109,063	9.53%	7.02%	16.55%

Total Residential	39,678	23,553	63,231	843,199	6.27%	3.72%	9.99%

Commercial	1,302	426	1,728	3,991	43.50%	14.23%	57.73%
CDO	87	(87)	-	-	-	-	-

Total AFS Securities	$41,067	$23,892	$64,959	$847,190	6.46%	3.76%	10.22%

Nine Months Ended September 30, 2011					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$17,236	$27,193	$44,429	$521,278	4.41%	6.96%	11.37%
Re-REMIC	4,750	(159)	4,591	34,930	18.13%	(0.61) %	17.52%
Subordinate	7,976	4,965	12,941	73,733	14.42%	8.98%	23.40%

Total Residential	29,962	31,999	61,961	629,941	6.34%	6.77%	13.11%

Commercial	1,465	138	1,603	5,397	36.19%	3.41%	39.60%
CDO	112	(79)	33	-	-	-	-

Total AFS Securities	$31,539	$32,058	$63,597	$635,338	6.62%	6.73%	13.35%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from AFS securities at Redwood increased $1 million from the third quarter of 2011. This increase was primarily due to an increase in average earnings assets as acquisitions outpaced sales and principal paydowns. The increase in income from average earnings assets was partially offset by declining yields, as higher yielding, more credit sensitive securities paid down and were replaced with lower yielding, less credit sensitive securities. The AFS securities acquired in the third quarter of 2012 were financed with a combination of short-term debt and equity.

Interest income from trading securities at Redwood was $3 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $9 million and $6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest income from trading securities was due to an increase in average balance of these securities, as new investments during 2012 outpaced sales and principal paydowns.

Over time, changes in value of trading securities will be recorded as other market valuation adjustments, net and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest Expense on Short-Term Debt

At September 30, 2012, we had $522 million of short-term debt outstanding. For the nine months ended September 30, 2012, the highest balance of our short-term debt outstanding was $699 million. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

At September 30, 2012, we had three residential loan warehouse facilities with a total outstanding debt balance of $157 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $600 million. In addition, at September 30, 2012, we had an aggregate outstanding short-term debt balance of $365 million under seven securities repurchase facilities (secured by securities with a fair market value of $471 million). We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at September 30, 2012.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at September 30, 2012.

Table 16 Interest Expense — Specific Borrowing Costs

September 30, 2012	Residential Loans	Residential Securities
Asset yield	4.01%	7.07%
Short-term debt yield	1.75%	1.89%

Net spread	2.26%	5.18%

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

For additional discussion of our short-term debt, including information regarding margin and financial covenants, see “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities” below in this Quarterly Report on Form 10-Q.

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including those of the Resecuritization) on our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

Table 17 Other MVA at Redwood (Parent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Residential loans, held-for-sale	$90	$363	$572	$374
Trading securities	(4,408)	1,765	(10,083)	912
Impairment on AFS securities	(1,207)	(1,083)	(1,842)	(3,551)
Risk management derivatives (1)	(436)	(13,093)	(1,248)	(15,843)
REO	-	(289)	-	(298)

Total Other MVA, Net	$(5,961)	$(12,337)	$(12,601)	$(18,406)

(1)

In the first quarter of 2012, we began reporting what we believe to be the most significant operating activities of our residential loan business in a new income statement line item titled “Mortgage banking activities, net.” The valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize are excluded from other market valuation adjustments and included in Mortgage banking activities, net on our consolidated statements of income.

During the third quarter of 2012, we recognized an aggregate of $2 million of OTTI on AFS securities at Redwood. Of this amount, $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During the third quarter of 2011, we recognized an aggregate of $1 million of OTTI on AFS securities at Redwood. Of this amount, $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in equity.

During the nine months ended September 30, 2012, we recognized an aggregate of $2 million of OTTI on AFS securities at Redwood. Of this amount, $2 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During the nine months ended September 30, 2011, we recognized an aggregate of $6 million of OTTI on AFS securities at Redwood. Of this amount, $4 million was related to credit factors and recognized in our consolidated statements of income, and $2 million was recognized as a reduction in equity.

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes certain results attributable to our residential loan business activities. This includes valuation changes related to residential loans on our balance sheet at fair value, income from MSRs, the valuation changes related to derivatives used to manage certain risks associated with the residential loans we own or plan to acquire and securitize, and gains from mortgage loan sales.

Valuation Changes on Residential Loans

In the third quarter of 2012, we elected the fair value option for $524 million of residential loans we acquired. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third-parties or transfer to Sequoia securitizations. In the third quarter of 2012, net valuation gains on the fair value of mortgage loans were primarily due to a continued decline in mortgage interest rates and an increasingly competitive demand for the senior securities created through our Sequoia program.

Mortgage Servicing Rights

Mortgage banking activities, net, includes the net income earned from, and valuation changes related to, MSRs we have recognized on our consolidated balance sheet. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators or created through the transfer of the loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the Master Servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time. In the third quarter of 2012, we earned a net $178 thousand from these MSRs and at September 30, 2012, the fair value of these MSRs was $3 million. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. The decline in value of our MSRs during the third quarter of 2012 is primarily the result of a decline in mortgage rates observed during the quarter that had a negative effect on the valuations of our MSR asset as both our prepayment and discount rates estimates increased, adversely affecting valuations.

Risk Management Derivatives Related to our Residential Loan Business

Net valuation losses from risk management derivatives related to our residential loan business were $2 million during the third quarter of 2012. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized through our Sequoia program. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Gains on Mortgage Loan Sales and Securitizations

Net gains on mortgage loan sales during the third quarter of 2012 include the realized gain on the sale of loans to a Sequoia securitization entity we sponsored and sales to third parties. Realized gains or losses include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

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

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During 2011 and 2012, we continued to purchase newly originated residential loans. In the third quarter of 2012, we elected the fair value option for all of residential loans we acquired and anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. At September 30, 2012, residential loans at Redwood had an outstanding carrying value of $418 million. At September 30, 2012, there were no residential loans held-for-investment at Redwood. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intended to sell these loans to third parties or transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. The following table provides activity related to residential loans at Redwood during the three and nine months ended September 30, 2012.

Table 18 Residential Loans at Redwood (Parent) — Activity

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in Thousands)	Residential Loans, fair value option	Residential Loans, held-for-sale	Residential Loans, fair value option	Residential Loans, held-for-sale
Balance at beginning of period	$-	$256,077	$-	$395,237
Acquisitions	524,038	-	524,038	998,906
Sales (1)	(168,624)	(203,732)	(168,624)	(1,330,802)
Principal repayments	(812)	(4,031)	(812)	(15,525)
Changes in fair value, net	15,433	(367)	15,433	131

Balance at End of Period	$370,035	$47,947	$370,035	$47,947

(1)	Sales include gains on sale of residential loans held-for-sale of $4,059 and $17,307 for the three and nine months ended September 30, 2012.

The following table details outstanding principal balances for these loans by product type at September 30, 2012.

Table 19 Characteristics of Residential Loans at Redwood (Parent)

September 30, 2012 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$387,259	3.95%
Hybrid	14,535	3.45%
ARM	1,570	2.03%

Total Outstanding Principal	$403,364	3.92%

Commercial Loans Held-for-Investment at Redwood (Parent)

At September 30, 2012, there were 31 commercial loans held-for-investment with an outstanding principal balance of $292 million and a carrying value of $288 million. At September 30, 2012, our allowance for estimated loan losses inherent in our commercial loan portfolio totaled $2 million. On average, these loans have a maturity of nearly six years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.24X based on our underwritten cash flows.

The following table provides the activity of commercial loans held-for-investment during the three and nine months ended September 30, 2012.

Table 20 Commercial Loans at Redwood (Parent) — Activity

(Dollars in Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$246,783	$157,726
Originations/acquisitions	40,154	135,662
Principal repayments	(492)	(6,670)
Discount amortization	131	508
Provision for loan losses	(506)	(1,156)

Balance at End of Period	$286,070	$286,070

The following table details outstanding balances for these loans by property type at September 30, 2012.

Table 21 Commercial Loans Characteristics at Redwood (Parent)

September 30, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$88,839	30.47%
Hospitality	57,798	19.82%
Multi-family	81,087	27.81%
Retail	45,871	15.73%
Self-storage	18,000	6.17%

Total Outstanding Principal	$291,595	100.00%

Derivative Financial Instruments at Redwood (Parent)

Derivatives Used to Manage Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at September 30, 2012, we were party to interest rate agreements with an aggregate notional amount of $517 million and financial futures contracts with an aggregate notional amount of $252 million. Net market valuation adjustments on these derivatives were negative $3 million and negative $13 million for the three months ended September 30, 2012 and 2011, respectively. Net market valuation adjustments on these derivatives were negative $10 million and negative $16 million for the nine months ended September 30, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at September 30, 2012. We designated these derivatives as cash flow hedges. For the three months ended September 30, 2012 and 2011, these hedges increased in value by $2 million and decreased in value by $38 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. For the nine months ended September 30, 2012 and 2011, these hedges decreased in value by $1 million and $40 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity.

At September 30, 2012, interest rate agreements previously or currently accounted for as cash flow hedges had an unrealized loss of $65 million, a $2 million increase from the net unrealized loss of $67 million at December 31, 2011. For both the nine months ended September 30, 2012 and 2011, we reclassified to earnings $3 million of net unrealized losses on interest rate agreements related to derivatives previously designated as cash flow hedges were reclassified.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging our long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years. At some point during this time frame, we anticipate that interest rates may rise, increasing the value of these hedges.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Of the senior securities owned at Redwood at September 30, 2012, $177 million of prime securities and $148 million of non-prime securities were financed through the Resecuritization. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the three and nine months ended September 30, 2012.

Table 22 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended September 30, 2012

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$772,073	$147,437	$131,442	$5,761	$64	$1,056,777
Acquisitions	37,763	-	18,576	-	-	56,339
Sales	(50,273)	(9,919)	(2,136)	-	-	(62,328)
Gains on sales and calls, net	9,109	4,543	268	-	-	13,920
Effect of principal payments	(29,488)	-	(3,215)	-	-	(32,703)
Change in fair value, net	20,338	7,912	7,162	1,858	-	37,270

Ending Fair Value	$759,522	$149,973	$152,097	$7,619	$64	$1,069,275

Nine Months Ended September 30, 2012

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736
Acquisitions	359,606	26,135	80,386	-	-	466,127
Sales	(138,318)	(19,528)	(5,285)	-	(859)	(163,990)
Gains on sales and calls, net	16,385	10,636	185	-	-	27,206
Effect of principal payments	(76,432)	-	(9,414)	-	-	(85,846)
Change in fair value, net	43,709	13,364	15,882	2,174	(87)	75,042

Ending Fair Value	$759,522	$149,973	$152,097	$7,619	$64	$1,069,275

The following tables present the carrying value (which equals fair value) as a percent of the outstanding principal balance for securities owned at Redwood at September 30, 2012 and December 31, 2011.

Table 23 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

September 30, 2012 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012(1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$22	100%	$190	90%	$277	98%	$7	N/A	$496	95%
Non-prime	95	89%	162	80%	6	89%	-	-	263	83%

Total	117	91%	352	85%	283	98%	7	N/A	759	91%
Residential Re-REMIC	-	0%	62	70%	88	69%	-	-	150	69%
Residential Subordinate
Prime	56	46%	9	38%	3	14%	78	81%	146	56%
Non-prime	6	41%	-	-	-	-	-	-	6	41%

Total	62	45%	9	38%	3	14%	78	81%	152	52%
Commercial	7	24%	1	4%	-	-	-	-	8	19%
CDO	-	-	-	-	-	-	-	-	-	-

Total Securities at Redwood	$186		$424		$374		$85		$1,069

December 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$31	88%	$188	79%	$59	85%	$-	-	$278	81%
Non-prime	97	80%	174	78%	6	81%	-	-	277	79%

Total	128	82%	362	79%	65	85%	-	-	555	80%
Residential Re-REMIC	2	56%	29	53%	88	54%	-	-	119	54%
Residential Subordinate
Prime	51	33%	5	19%	3	11%	-	-	59	28%
Non-prime	11	41%	-	-	-	-	-	-	11	41%

Total	62	34%	5	19%	3	11%			70	28%
Commercial	6	18%	-	-	-	-	-	-	6	18%
CDO	-	-	1	5%	-	-	-	-	1	5%

Total Securities at Redwood	$198		$397		$156		$-	-	$751

(1)	Prime senior residential securities originated in 2012 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At September 30, 2012, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (39%), adjustable-rate assets (19%), hybrid assets that reset within the next year (26%), hybrid assets that reset between 12 and 36 months (11%), and hybrid assets that reset after 36 months (5%).

The following tables present the components of carrying value at September 30, 2012 and December 31, 2011 for our residential securities.

Table 24 Carrying Value of Residential Securities at Redwood (Parent)

September 30, 2012	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$805,613	$216,159	$277,122
Credit reserve	(39,703)	(56,158)	(103,791)
Net unamortized discount	(106,162)	(61,123)	(34,744)

Amortized cost	659,748	98,878	138,587
Gross unrealized gains	73,118	51,095	16,151
Gross unrealized losses	(2,586)	-	(3,238)

Carrying value of AFS securities	730,280	149,973	151,500
Carrying value of trading securities	29,243	-	596

Total Carrying Value of Residential Securities	$759,523	$149,973	$152,096

December 31, 2011	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$691,165	$220,697	$237,090
Credit reserve	(44,342)	(60,563)	(137,356)
Net unamortized discount	(134,085)	(78,226)	(23,522)

Amortized cost	512,738	81,908	76,212
Gross unrealized gains	41,074	38,735	5,551
Gross unrealized losses	(19,848)	(1,277)	(11,893)

Carrying value of AFS securities	533,964	119,366	69,870
Carrying value of trading securities	20,608	-	473

Total Carrying Value of Residential Securities	$554,572	$119,366	$70,343

Senior Securities

The fair value of our senior AFS securities was equal to 91% of their outstanding principal balance at September 30, 2012, while our amortized cost was equal to 82% of the outstanding principal balance. The fair value of our senior securities accounted for as trading securities was $29 million. Volatility in income recognition for these securities is most affected by changes in prepayment rates and, to a lesser extent, credit results and interest rates.

The loans underlying all of our residential senior securities totaled $15 billion at September 30, 2012, consisting of $10 billion prime and $5 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2012 were 10.72% of current balances. Serious delinquencies were 9.03% of current balances for loans in prime pools and 13.93% of current balances for loans in non-prime pools at September 30, 2012.

Re-REMIC Securities

Our re-REMIC portfolio consists of residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were $12 thousand of credit losses in our re-REMIC portfolio during the first nine months of 2012. We anticipate losses, which were included in our acquisition assumptions, and have provided for $56 million of credit reserves on the $216 million outstanding principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 69% of the outstanding principal balance of the portfolio at September 30, 2012, while our amortized cost was equal to 46% of the outstanding principal balance. The loans underlying all of our residential re-REMIC securities totaled $7 billion at September 30, 2012, and consisted of $6.5 billion prime and $122 million non- prime credit quality collateral at time of origination. These loans are located nationwide with a large concentration in California (43%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2012 were 10.70% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 55% of the outstanding principal balance at September 30, 2012, while our amortized cost was equal to 50% of the principal balance. Credit losses totaled $11 million in our residential subordinate portfolio during the third quarter of 2012, as compared to $19 million of losses during the third quarter of 2011. We expect future losses will extinguish a large percentage of the outstanding principal of these securities, as reflected by the $104 million of credit reserves we have provided for on the $277 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $17 billion at September 30, 2012, consisting of $16 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (42%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2012 were 6.43% of outstanding balances. Serious delinquencies were 6.03% of outstanding balances for loans in prime pools and 12.92% of outstanding balances for loans in non-prime pools at September 30, 2012.

Commercial Securities

At September 30, 2012, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $8 million and $6 million at September 30, 2012 and December 31, 2011, respectively. These securities provided credit enhancement on $5 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Seriously delinquent loans (60+ days delinquent, in foreclosure or REO) underlying commercial subordinate securities were $76 million at September 30, 2012. Our credit reserve of $33 million on the outstanding principal balance of $40 million at September 30, 2012, reflects our expectation that we will only receive a small amount of principal over the remaining life of these securities. Credit losses in excess of our investments in each securitization will be borne by senior securities once losses extinguish our subordinate investments. Accordingly, most of the remaining expected cash flow from commercial securities will come from coupon interest payments. Realized credit losses on our commercial securities were $2 million and $10 million in the three and nine months ended September 30, 2012, respectively, and were charged against our designated credit reserve.

Results of Operations — Consolidated Entities

The following table presents the net interest income (loss) after provision and other MVA at Consolidated Entities for the three and nine months ended September 30, 2012 and 2011. These entities include all consolidated Sequoia entities, the Acacia entities, and, for periods prior to the fourth quarter of 2011 presented herein, the Fund. Net interest income at consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments on the investments held at these entities.

Table 25 Net Interest Income (Loss) After Provision and Other MVA at Consolidated Entities

	Three Months Ended September 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$16,041	$3,128,076	2.05%	$16,609	$3,600,122	1.85%
Commercial loans	194	12,159	6.38%	195	12,647	6.17%
Trading securities	7,080	258,732	10.95%	8,371	270,716	12.37%
Available-for-sale securities	-	-	-	-	-	-
Cash and cash equivalents	2	19,714	0.04%	1	20,817	0.02%

Total interest income	23,317	3,418,681	2.73%	25,176	3,904,302	2.58%
Interest Expense
ABS issued - Sequoia	(10,970)	3,039,273	(1.44)%	(12,529)	3,510,088	(1.43)%
ABS issued - Acacia	(8,695)	235,789	(14.75)%	(6,972)	257,872	(10.81)%
Interest rate agreements - Sequoia	(1,286)	2,607,882	(0.20)%	(161)	3,153,659	(0.02)%
Interest rate agreements - Acacia	(1,043)	235,789	(1.77)%	(1,072)	257,872	(1.66)%

Total interest expense	(21,994)	2,843,671	(3.09)%	(20,734)	3,589,746	(2.31)%

Net Interest Income	1,323			4,442
Provision for loan losses	(813)			(3,978)
Other MVA, net	2,491			(1,111)

Net Interest Income (Loss) After Provision and Other MVA	$3,001			$(647)

	Nine Months Ended September 30,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$53,556	$3,327,036	2.15%	$50,002	$3,620,613	1.84%
Commercial loans	581	12,130	6.39%	691	15,003	6.14%
Trading securities	20,806	250,154	11.09%	26,975	291,439	12.34%
Available-for-sale securities	-	-	-	967	8,994	14.34%
Cash and cash equivalents	7	17,027	0.05%	7	27,668	0.03%

Total interest income	74,950	3,606,346	2.77%	78,642	3,963,717	2.65%
Interest Expense
ABS issued - Sequoia	(37,293)	3,235,915	(1.54) %	(36,315)	3,528,946	(1.37) %
ABS issued - Acacia	(26,086)	225,286	(15.44) %	(21,472)	285,624	(10.02) %
Interest rate agreements - Sequoia	(3,414)	2,736,438	(0.17) %	(390)	3,223,705	(0.02) %
Interest rate agreements - Acacia	(3,259)	225,286	(1.93) %	(3,228)	285,624	(1.51) %

Total interest expense	(70,052)	2,961,724	(3.15) %	(61,405)	3,661,950	(2.24) %

Net Interest Income	4,898			17,237
Reversal of (provision for) loan losses	902			(8,367)
Other MVA, net	3,098			(11,929)

Net Interest Income (Loss) After Provision and Other MVA	$8,898			$(3,059)

Net Interest Income at Consolidated Entities

Net interest income at Consolidated Entities was $1 million in the third quarter of 2012, as compared to $4 million in the third quarter of 2011. Net interest income at Consolidated Entities was $5 million in the first nine months of 2012, as compared to $17 million in the first nine months of 2011. The decline in net interest income during both periods was the result of principal repayments and credit losses on the securities and loans at these entities, the deconsolidation of five Sequoia entities in the first quarter of 2012, and the sale of securities from the Fund during 2011. These declines were partially offset by the consolidation of two Sequoia entities during 2011. The decline in reported yield on trading securities is a result of the net appreciation in value of these assets since early 2010. The decline in net interest income is partially offset by a decline in other market valuation adjustments, net.

Other MVA at Consolidated Entities

We apply the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as other market valuation adjustments through our consolidated statements of income. For Acacia interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $12 million at September 30, 2012. For both the three months ended September 30, 2012 and 2011, we reclassified $1 million of unrealized losses on derivatives to interest expense. For both the nine months ended September 30, 2012 and 2011, we reclassified $3 million of unrealized losses on derivatives to interest expense.

The following table shows the impact of other MVA and impairments at our consolidated entities for the three and nine months ended September 30, 2012 and 2011.

Table 26 Other MVA at Consolidated Entities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Commercial loans, at fair value	$11	$(184)	$134	$1,358
Trading securities	35,080	(7,124)	85,905	4,050
Impairment on AFS securities	-	-	-	(1,619)
Risk management derivatives	(4,214)	(10,368)	(9,384)	(24,373)
ABS issued - Acacia	(28,166)	16,530	(73,193)	9,773
REO	(220)	35	(364)	(1,118)

Total Other MVA, Net	$2,491	$(1,111)	$3,098	$(11,929)

Loan Loss Provision at Sequoia Entities

Each quarter we apply a loan loss reserving methodology that was established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 included in Part I, Item I of this Quarterly Report on Form 10-Q.

The provision for loan losses at Sequoia entities was $1 million for the three months ended September 30, 2012, as compared to a $4 million for the three months ended September 30, 2011. The decrease in the provision was primarily attributable to the improved performance of our delinquent loan population. Net charge-offs were $3 million (or 0.08% of outstanding loan balances) and $2 million (or 0.07% of outstanding loan balances) for the three months ended September 30, 2012 and 2011, respectively. This resulted in a decrease of $2 million and an increase of $2 million in our allowance for loan losses for the three months ended September 30, 2012 and 2011, respectively. Charge-offs were generated by $7 million and $8 million of defaulted loan principal, for average implied loss severities of 37% and 29%, respectively, during the three months ended September 30, 2012 and 2011.

The allowance for loan losses decreased to $54 million (or 1.73% of outstanding loan balances) at September 30, 2012, from $67 million (or 1.74% of outstanding loan balances) at December 31, 2011. Of the $13 million decrease in the allowance, $5 million of the decrease was associated with the deconsolidation of five Sequoia securitization entities, $8 million was directly attributable to charge-offs, and the remaining decrease was attributable to the release of reserves of less than $1 million. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) decreased to $115 million (or 3.72% of outstanding loan balances) at September 30, 2012, from $137 million (or 3.58% of outstanding loan balances) at December 31, 2011. Of the $22 million decrease in the serious delinquent loan balance, $10 million of the decrease was attributable to the deconsolidation of five Sequoia securitization entities. Loans originated in Florida, California, and Ohio accounted for 37% of the serious delinquent loan balance at September 30, 2012.

During the first quarter of 2012, we sold variable interests in five Sequoia securitizations issued between 2001 and 2003 and determined upon completion of an accounting analysis that we should derecognize the associated assets and liabilities of these securitizations for financial reporting purposes. We deconsolidated $307 million of real estate loans and other assets and $307 million of ABS issued and other liabilities. The net effect of the transactions associated with this deconsolidation was $7 million of realized gains, net, which was recorded to our consolidated statement of income for the nine months ended September 30, 2012. These gains were comprised of both recoveries of excess provisions as well as cash raised by selling our interests in these entities. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at September 30, 2012.

At September 30, 2012, we estimate that there were nine Sequoia entities that we consolidated for which the carrying value of the liabilities at each entity exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these nine consolidated entities was negative $5 million at September 30, 2012, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are extinguished or deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table details activity related to residential loans at consolidated Sequoia entities for the three and nine months ended September 30, 2012.

Table 27 Residential Loans at Sequoia Entities — Activity

(In Thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$3,215,736	$3,799,649
Principal repayments	(135,486)	(410,172)
Charge-offs, net	2,514	7,653
Premium amortization	(1,726)	(4,398)
Transfers to REO	(3,645)	(12,203)
(Provision for) reversal of provision for loan losses	(813)	902
Deconsolidation adjustment	-	(304,851)

Balance at End of Period	$3,076,580	$3,076,580

Loan Characteristics

The following table highlights principal balances for loans at consolidated Sequoia entities by product type. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 87% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 12% of the portfolio, were primarily originated in 2009 or later. Of the $201 million of hybrid loans held at Sequoia securitization entities at September 30, 2012, $52 million (or 26%) had reset as of September 30, 2012, and now act as ARM loans.

Table 28 Loan Characteristics at Sequoia Entities

September 30, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
First Lien
ARM	$2,509,010	80.96%
Fixed	356,529	11.50%
Hybrid (years to reset)
Reset	52,474	1.69%
0-4	83,176	2.68%
5-8	65,338	2.11%
Second Lien
ARM	32,884	1.06%

Total Outstanding Principal	$3,099,411	100.00%

At September 30, 2012, the weighted average FICO score (at origination) of borrowers backing Sequoia loans outstanding was 736 and the weighted average original LTV ratio of Sequoia loans was 66%.

The following graph presents the weighted average prepayment speeds of loans held at consolidated Sequoia securitization entities over the past four years.

Prepayment speeds on ARM loans continued to remain relatively low. At September 30, 2012, LIBOR ARM loans at Sequoia entities had a weighted average coupon of 1.86%.

The majority of hybrid loans and all of the fixed-rate loans at consolidated Sequoia entities are securitized in our Sequoia entities issued since 2010. Prepayment speeds on our hybrid loans remained stable but high and continued to rise on fixed-rate loans, as borrowers looked to take advantage of historically low interest rates through refinance of their existing loans. At September 30, 2012, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 3.94%, and fixed-rate loans had a weighted average coupon of 4.66%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities; some of these Sequoia securitization trusts are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of September 30, 2012, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Real Estate Securities at Consolidated Entities

The following table provides information on the activity at the Consolidated Entities for the three and nine months ended September 30, 2012.

Table 29 Securities at Consolidated Entities — Activity

Three Months Ended September 30, 2012

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$90,225	$82,881	$66,754	$15,091	$254,951
Sales	(8,197)	(33)	-	(46)	(8,276)
Effect of principal payments	(1,926)	(3,028)	(27,152)	(234)	(32,340)
Change in fair value, net	11,403	12,699	3,841	794	28,737

Ending Fair Value	$91,505	$92,519	$43,443	$15,605	$243,072

Nine Months Ended September 30, 2012

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$91,299	$83,763	$37,923	$18,116	$231,101
Sales	(8,197)	(33)	-	(46)	(8,276)
Transfers between portfolios	-	27	-	-	27
Effect of principal payments	(5,833)	(10,310)	(27,636)	(3,430)	(47,209)
Change in fair value, net	14,236	19,072	33,156	965	67,429

Ending Fair Value	$91,505	$92,519	$43,443	$15,605	$243,072

In addition to the $243 million of real estate securities included in the table above, consolidated Acacia securitization entities owned $10 million of ABS issued by Sequoia securitization entities, and $12 million of commercial loans at September 30, 2012.

Derivative Financial Instruments at Acacia Securitization Entities

At September 30, 2012, consolidated Acacia securitization entities were party to interest rate agreements with a notional value of $889 million and a net aggregate fair value of negative $52 million. Derivative obligations of Acacia entities are payable solely from the assets of those Acacia entities that have entered into the corresponding derivative contracts and are not legal obligations of Redwood. These derivatives are accounted for as trading instruments with all changes in value and any net payments and receipts recognized through other market valuation adjustments, net, in our consolidated statements of income.

At September 30, 2012, all Acacia entities were in compliance with ISDA agreements governing their open derivative positions, with the exception of an early termination event at September 30, 2012, with respect to one ISDA agreement at one Acacia entity due to that entity’s failure to make a required swap payment. This liability is not a legal obligation of Redwood. An Acacia entity’s sole source of cash to make required swap payments is cash flow from assets held by that Acacia entity. The failure by the Acacia entity to make the required swap payment was due to insufficient cash flow from assets held.

Capital Resources and Liquidity

Set forth below is a discussion of our long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Debt at Redwood

In 2006 and 2007, we issued a total of $100 million and $50 million of long-term debt, respectively, of which $140 million was outstanding at September 30, 2012. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2010, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in our long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

At September 30, 2012, we also had one commercial loan warehouse facility with no outstanding balance and a total borrowing limit of $150 million.

Asset-Backed Securities Issued at the Resecuritization Entity

In July 2011, Redwood transferred $365 million of residential securities into a resecuritization trust, with $245 million of ABS issued to third parties. At September 30, 2012, there were $325 million of securities owned at the resecuritization, which were funded with $179 million of ABS issued. Since resecuritization, the ABS issued have paid down $66 million.

Asset-Backed Securities Issued at Sequoia and Acacia Entities

At September 30, 2012, there were $3.08 billion of loans owned at consolidated Sequoia securitization entities, which were funded with $3 billion of ABS issued at consolidated Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. At September 30, 2012, there were $243 million of securities owned by Acacia securitization entities and reported at fair value, which were funded with $255 million of ABS issued by Acacia entities that were also reported at fair value.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the three and nine months ended September 30, 2012.

Table 30 ABS Issued Activity — Sequoia and Acacia Entities

Three Months Ended September 30, 2012 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,126,482	$244,073	$3,370,555
Deconsolidation adjustment	-	-	-
New issuance, net of discount	2,349	-	2,349
Paydowns	(133,115)	(21,660)	(154,775)
Extinguishment of debt	(772)	-	(772)
Amortization	(1,059)	-	(1,059)
Valuation adjustments	751	32,998	33,749

Balance at End of Period	$2,994,636	$255,411	$3,250,047

Nine Months Ended September 30, 2012 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,710,423	$209,381	$3,919,804
Deconsolidation adjustment	(307,131)	-	(307,131)
New issuance, net of discount	2,445	-	2,445
Paydowns	(407,666)	(42,877)	(450,543)
Extinguishment of debt	(1,325)	-	(1,325)
Amortization	(3,095)	-	(3,095)
Valuation adjustments	985	88,907	89,892

Balance at End of Period	$2,994,636	$255,411	$3,250,047

The following table presents our contractual obligations and commitments at September 30, 2012, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 31 Contractual Obligations and Commitments

September 30, 2012	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$522	$-	$-	$-	$522
Long-term debt	-	-	-	140	140
Anticipated interest payments on long-term debt	4	8	10	147	169
Accrued interest payable	2	-	-	-	2
Operating leases	2	4	3	1	10

Total Redwood Obligations and Commitments	$530	$12	$13	$288	$843

Obligations of Securitization Entities
Consolidated ABS (1)	$-	$47	$-	$5,498	$5,545
Anticipated interest payments on ABS (2)	25	176	145	973	1,319
Accrued interest payable	5	-	-	-	5

Total Obligations of Securitization Entities	30	223	145	6,471	6,869

Total Consolidated Obligations and Commitments	$560	$235	$158	$6,759	$7,712

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2012.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at consolidated Sequoia Entities and at Redwood was $27 million at September 30, 2012. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $4 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

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

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2012 and 2011. For each of these periods, we had no undistributed REIT taxable income.

Table 32 Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012 (1)	2011	2012 (1)	2011
Estimated REIT taxable income	$15,470	$7,364	$43,247	$16,205
Estimated taxable REIT subsidiary income (loss)	1,286	(1,728)	(791)	(6,129)

Total Estimated Taxable Income	$16,756	$5,636	$42,456	$10,076

Distributions to shareholders	$20,340	$19,624	$59,743	$58,798

(1)	Our tax results for the three and nine months ended September 30, 2012 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended September 30, 2012, was $17 million ($0.21 per share) and included $6 million in realized credit losses on investments. This compared to total taxable income for the three months ended September 30, 2011, of $6 million ($0.07 per share) that included $12 million in credit losses. Our estimated total taxable income for the nine months ended September 30, 2012, was $42 million ($0.53 per share) and included $21 million in realized credit losses on investments. This compared to total taxable income for the nine months ended September 30, 2011, of $10 million ($0.13 per share) that included $43 million in credit losses.

For the nine months ended September 30, 2012, we realized net capital losses of $4 million at the REIT for tax purposes. Net capital losses generated in 2012 by the REIT have no effect on the taxability of our dividend. However, if the REIT were to generate realized net capital gains for the entire tax year, those gains would increase the portion of our dividend that is characterized as ordinary income to our shareholders.

Even though our taxable REIT subsidiaries did not generate taxable income, we recorded a tax provision of less than $1 million for GAAP for the three months ended September 30, 2012. This provision relates to taxes we expect to pay on excess inclusion income from certain Sequoia securitization entities completed since 2010. The excess inclusion income was not earned at the REIT and will not affect the tax characterization of our 2012 dividends – i.e., no portion of our 2012 dividends will be characterized as excess inclusion income as a result of this Sequoia-related income.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three and nine months ended September 30, 2012 and 2011.

Table 33 Differences between Estimated Taxable Income and GAAP Net Income

	Three Months Ended September 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$43,086	$59,723	$(16,637)
Interest expense	(6,318)	(28,285)	21,967

Net interest income	36,768	31,438	5,330
Provision for loan losses	-	(1,319)	1,319
Realized credit losses	(5,673)	-	(5,673)
Other market valuation adjustments, net	-	(3,470)	3,470
Mortgage banking activities, net	72	16,730	(16,658)
Operating expenses	(14,406)	(17,102)	2,696
Realized gains, net	-	13,940	(13,940)
Provision for income taxes	(5)	(516)	511

Net Income	$16,756	$39,701	$(22,945)

Income per share	$0.21	$0.48	$(0.27)

	Three Months Ended September 30, 2011
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$33,341	$53,396	$(20,055)
Interest expense	(4,574)	(24,317)	19,743

Net interest income	28,767	29,079	(312)
Provision for loan losses	-	(3,978)	3,978
Realized credit losses	(11,748)	-	(11,748)
Other market valuation adjustments, net	-	(13,448)	13,448
Mortgage banking activities, net	-	-	-
Operating expenses	(11,411)	(11,507)	96
Realized gains, net	-	1,145	(1,145)
Provision for income taxes	28	(14)	42
Less: Net loss attributable to noncontrolling interest	-	(20)	20

Net Income	$5,636	$1,297	$4,339

Income per share	$0.07	$0.01	$0.06

	Nine Months Ended September 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$122,973	$177,988	$(55,015)
Interest expense	(18,072)	(87,822)	69,750

Net interest income	104,901	90,166	14,735
Provision for loan losses	-	(254)	254
Realized credit losses	(21,408)	-	(21,408)
Other market valuation adjustments, net	-	(9,503)	9,503
Mortgage banking activities, net	(470)	22,743	(23,213)
Operating expenses	(40,553)	(46,900)	6,347
Realized gains, net	-	34,555	(34,555)
Provision for income taxes	(14)	(1,116)	1,102

Net Income	$42,456	$89,691	$(47,235)

Income per share	$0.53	$1.09	$(0.56)

	Nine Months Ended September 30, 2011
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$96,948	$160,684	$(63,736)
Interest expense	(10,201)	(69,923)	59,722

Net interest income	86,747	90,761	(4,014)
Provision for loan losses	-	(8,367)	8,367
Realized credit losses	(42,638)	-	(42,638)
Other market valuation adjustments, net	-	(30,335)	30,335
Mortgage banking activities, net	-	-	-
Operating expenses	(34,033)	(35,107)	1,074
Realized gains, net	-	10,844	(10,844)
Provision for income taxes	-	(42)	42
Less: Net loss attributable to noncontrolling interest	-	(1,147)	1,147

Net Income	$10,076	$28,901	$(18,825)

Income per share	$0.13	$0.35	$(0.22)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, expected credit losses on investments, many of which are purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few realized credit losses). At September 30, 2012, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $104 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on our estimated tax earnings than on our GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended September 30, 2012 and 2011, we realized $6 million and $12 million, respectively, of credit losses on securities for tax purposes that we had previously provisioned for under GAAP. During the nine months ended September 30, 2012 and 2011, we realized $21 million and $43 million, respectively, of credit losses on securities for tax purposes that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining our 2012 taxable income. Credit losses are based on our tax basis, which can differ materially from our basis for GAAP purposes. We anticipate an additional $123 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At September 30, 2012, for GAAP we had a designated credit reserve of $240 million on our securities, and an allowance for loan losses of $56 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on a sale or call. In addition, gains realized for tax purposes may be offset by prior capital losses and, thus, not affect taxable income. At September 30, 2012, the REIT had an estimated $102 million of capital loss carry-forwards ($1.26 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our tax basis in these securities was $35 million at September 30, 2012, which includes a tax basis of $20 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Conversely, prepayments on our IOs retained from securitizations completed in 2010 and later have been fast, resulting in a tax basis in excess of the fair values for these securities. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate calling any Sequoia securitizations in the foreseeable future. If we do call a Sequoia securitization, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to third parties. For tax purposes, MSR assets are recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. No MSR assets have been recognized for tax purposes to date.

For MSRs that we recognize for GAAP purposes, mortgage servicing fee income, net of servicing expense and changes in the estimated fair value of our MSRs are recognized on our consolidated income statement over the life of the MSR asset. For tax purposes, only mortgage servicing fee income, net of servicing expense is recognized as taxable income. MSR assets are not recognized for tax when MSRs are retained from transfers of loans to Sequoia securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. Any MSR that is recognized for tax purposes through acquisition is amortized as a tax expense over a finite life.

Critical Accounting Policies

See the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the Company’s critical accounting policies.

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

Residential Loans and Securities

Our residential loans and securities backed by residential loans are generally secured by real property. Credit losses on real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes, businesses, or commercial properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.

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

We also own securities backed by negative amortization adjustable-rate loans made to residential borrowers, some of which are prime-quality loans and many of which are Alt-A quality loans (and, to a lesser degree, some are subprime loans). We invest in these riskier loan types with the expectation of significantly higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets. We also own securities backed by subprime and Alt-A residential loans that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses.

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

Most residential loans we invest in are accumulated and sold to Sequoia securitization entities and thus, changes in the fair value of the loans, once securitized do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value may be recognized through our income statement and may have an impact on our ability to obtain financing for them.

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

Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities

As described above under the heading “Results of Operations – Redwood (Parent),” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, fund the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of securitization), finance the commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short-term borrowings to fund other aspects of our business and operations.

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that were in place at September 30, 2012, with three different financial institution counterparties. Under these three warehouse facilities, we have an aggregate borrowing limit of $600 million; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential loans can only be financed for a maximum period, which period would not generally exceed 364 days. We generally intend to repay the short-term financing of a loan under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a residential loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our residential loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

These residential loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.”

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

Securities Repurchase Facilities. Another source of short-term debt financing is through securities repurchase facilities we have established with various different financial institution counterparties. Under these facilities we do not have an aggregate borrowing limit; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason. Short-term financing for securities is obtained under these facilities by our transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our covenant to reacquire those securities from the counterparty for the same amount plus a financing charge.

Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

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

Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described above under the heading “Residential Loan Warehouse Facilities”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “Residential Loan Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

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

Other Short-Term Debt Facilities. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Commercial Debt Investment Repurchase Facility. Another source of debt financing is secured borrowings through a commercial debt investment repurchase facility we have established with a financial institution counterparty that was in place at September 30, 2012. Under this repurchase facility, we have an aggregate borrowing limit of $150 million; however, any request we make to borrow funds under this facility secured by a particular commercial debt investment may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Financing for commercial debt investments is obtained under this facility by our transfer of commercial debt investments to a special purpose entity which is beneficially owned by the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial debt investments), and our covenant to reacquire those commercial debt investments for the same amount plus a financing charge. Other periodic payments are also due under the facility.

In order to obtain financing for a commercial debt investment under this facility, the commercial debt investment must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial debt investment is not in a delinquent status. This facility has a three-year term. We generally intend to repay the financing of a commercial debt investment under this facility at or prior to the expiration of the financing term with the proceeds of a securitization or other sale of that commercial debt investment, or with other equity or long-term debt capital. While a commercial debt investment is financed under this facility, to the extent the value of the commercial debt investment declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial debt investment or meet a margin requirement to pledge additional collateral, such as cash or additional commercial debt investments, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because the counterparty under this facility retains discretion to accept or reject a financing with respect to any particular commercial debt investment, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.” In addition, with respect to commercial debt investments that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks,” if and when those commercial debt investments become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

Under our commercial debt investment repurchase facility, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, the terms of this facility include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one or more of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, or Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain. Under a judgment default provision, an event of default is triggered (and the facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in our repurchase facilities are further described below under the heading “Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

Our commercial debt investment repurchase facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” and above under the heading “Market Risks.”

In addition to the commercial debt investment repurchase facility described above, in the ordinary course of business we may seek to establish additional facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our facilities becomes insolvent or unable or unwilling to perform its obligations under a facility, we may be unable to access the financing we need or we may fail to recover the full value of our commercial debt investments financed under the applicable facility.

Financial Covenants Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with three different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at September 30, 2012, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o

Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood or maintenance of an amount of cash and cash equivalents in excess of a specified percentage of outstanding short-term recourse indebtedness.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity and tangible net worth at Redwood.

o	Maintenance of uncommitted residential loan warehouse facilities with a specified level of unused borrowing capacity.

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at September 30, 2012, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at September 30, 2012, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with three different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended September 30, 2012, we did not receive any margin calls from creditors under these warehouse facilities:

o

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

•

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended September 30, 2012, we received and complied with margin calls from creditors under these repurchase facilities:

o

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended September 30, 2012 we did not receive any margin calls from this creditor under this line of credit:

o

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended September 30, 2012, we did not receive any margin calls from the creditor under this facility:

o

If at any time the asset value (as determined by the creditor) of any commercial debt investment financed under the facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash or additional commercial debt investments) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the second business day thereafter (although demands received after a certain time would allow an additional business day for the transfer of additional collateral to occur). The value of additional commercial debt investments transferred as additional collateral is determined by the creditor.

Other Risks

 In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

There have been no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, “RMBS”) issued through our Sequoia RMBS platform (as part of the Sequoia Mortgage Trust 2005-4 securitization transaction) and purchased by the FHLB-Seattle. The FHLB-Seattle also seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorneys’ fees and costs. On June 10, 2010, the FHLB-Seattle filed an amended complaint. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle’s complaint. Redwood Trust, Inc. and SRF additionally moved to dismiss the complaint for lack of personal jurisdiction. The FHLB-Seattle alleges that the FHLB-Seattle Defendants’ offering materials for this RMBS contained materially untrue statements and omitted material facts about this RMBS and the loans securitized in this transaction. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. In a series of rulings issued between June 23, 2011 and August 15, 2011, the Washington State Superior Court dismissed the allegations relating to occupancy status and denied other grounds for dismissal. On July 19, 2011, the Court granted Redwood Trust, Inc. and SRF’s motion to dismiss for lack of personal jurisdiction and on April 6, 2012, the Court entered final judgment in favor of Redwood Trust, Inc. and SRF based on the lack of personal jurisdiction. Redwood Trust, Inc. does not know whether the FHLB-Seattle will file a claim in another jurisdiction. The Sequoia RMBS that is the subject of the FHLB-Seattle’s claim was issued with an original principal amount of approximately $133 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $27 million. From the date of FHLB-Seattle’s original purchase through September 30, 2012, the FHLB-Seattle has received an aggregate of approximately $107 million of principal and $10.9 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB Seattle’s claim. We believe that this claim is without merit and we intend to defend any action related to it vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Seattle’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed for lack of personal jurisdiction. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On August 18, 2010, Redwood Trust, Inc.’s subsidiary, SRF, received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation (“Schwab”). In the complaint, Schwab is suing SRF and 26 other named defendants (collectively, the “Schwab Defendants”) in relation to RMBS sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges a cause of action of negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs with respect to a RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2005-4 securitization transaction (which is the same transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for this Sequoia RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, and (4) ratings assigned to this RMBS. On September 22, 2011, the Schwab Defendants moved to dismiss the complaint, and on January 27, 2011, the California State Superior Court denied the motion on several grounds, and with respect to certain other grounds gave Schwab the opportunity to amend the complaint. SRF has responded to that Amended Complaint. The Sequoia RMBS that is the subject of Schwab’s claim was issued with an original principal amount of approximately $14.8 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $3 million. From the date of Schwab’s original purchase through September 30, 2012, Schwab has received an aggregate of approximately $11.8 million of principal and $1.3 million of interest in respect of the Sequoia RMBS that is the subject of Schwab’s claim. We believe that this case is without merit and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of Schwab’s claim, Redwood agreed to indemnify the underwriters of this RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On July 12, 2010, two notices of “Election to Void Sale of Securities” pursuant to Illinois Securities Law (815 ILCS Section 5/13(A)) were received from the Federal Home Loan Bank of Chicago (“FHLB-Chicago”). In the notices, the FHLB-Chicago sought to void its purchase of two RMBS that were issued in 2006 by a securitization trust with respect to which Redwood Trust, Inc.’s subsidiary, SRF, was the depositor. Subsequently, on October 15, 2010, the FHLB-Chicago filed a claim in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. In an amended complaint filed on March 16, 2011, FHLB-Chicago added as defendants Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc. With respect to Redwood Trust, Inc. and SRF, the FHLB-Chicago alleges that the offering materials for two RMBS issued through the Sequoia RMBS platform as part of the Sequoia Mortgage Trust 2006-1 securitization transaction contained untrue and misleading statements and material misrepresentations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) and also alleges a claim of negligent misrepresentations under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for this RMBS contained materially untrue statements or omissions regarding this RMBS and the loans securitized in this transaction, including untrue statements or omissions regarding the (1) loan-to-value ratios of these mortgage loans and the appraisals of the properties that secured these mortgage loans, (2) occupancy status of those properties, (3) underwriting standards of the originators of these mortgage loans, (4) ratings assigned to these RMBS, and (5) due diligence performed on these mortgage loans. The first of these two Sequoia RMBS was issued with an original principal amount of approximately $105 million and, at September 30, 2012, had a remaining outstanding principal amount of approximately $38 million. From the date of the FHLB-Chicago’s original purchase of this Sequoia RMBS through September 30, 2012, the FHLB-Chicago has received an aggregate of approximately $67 million of principal and $22.5 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim. The second of these two Sequoia RMBS was issued with an original principal amount of approximately $379 million and, at September 30, 2012, had a remaining outstanding principal balance of approximately $139 million. From the date of the FHLB-Chicago’s original purchase of this Sequoia RMBS through September 30, 2012, the FHLB-Chicago has received an aggregate of approximately $240 million of principal and $77 million of interest in respect of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim. On March 27, 2011, the FHLB-Chicago Defendants moved to dismiss the amended complaint, and Redwood Trust, Inc., SRF, and RWT Holdings, Inc. separately moved to dismiss for lack of personal jurisdiction. On September 19, 2012, the Court denied all motions to dismiss, including the separate motion to dismiss for lack of personal jurisdiction. The FHLB Chicago Defendants, including Redwood Trust, Inc., SRF, and RWT Holdings, Inc., are seeking appellate review on some of the grounds for dismissal. We believe that this case is without merit, and we intend to defend the action vigorously. In connection with the issuance of the Sequoia RMBS that is the subject of the FHLB-Chicago’s claim, Redwood agreed to indemnify the underwriters of these RMBS for certain losses and expenses they might incur as a result of claims made against them relating to these RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the nine months ended September 30, 2012. At September 30, 2012, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.

*Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: November 5, 2012	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By:	/S/ CHRISTOPHER J. ABATE
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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September, 2012, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011;

(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2012 and 2011

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and,

(vi) Notes to Consolidated Financial Statements.