Form 10-K
period 2012-12-31
REDWOOD TRUST INC
filed 2013-02-26
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Large Accelerated Filer ☒              Accelerated Filer ☐              Non-Accelerated Filer ☐               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $989,200,093 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 25, 2013 was 81,696,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2012 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

Introduction

Redwood Trust, Inc., together with its subsidiaries, is an internally-managed operating company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”) and we generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries.” Our mortgage banking activities are generally carried out through our operating subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our operating subsidiaries, and to distribute as dividends at least 90% of the income we generate from the investment portfolio at our REIT.

Our residential mortgage banking activities primarily consist of operating a residential mortgage loan conduit – i.e., the acquisition of residential mortgage loans, which we also refer to as residential loans, from third-party originators and the subsequent sale or securitization of those loans. Most of the residential loans we acquire are securitized through our Sequoia securitization program. The process of sponsoring a Sequoia securitization begins with the acquisition, on a loan-by-loan basis (or flow basis), of residential loans originated by banks and mortgage companies located throughout the U.S., periodically augmented by our acquisition of larger pools of residential loans (or bulk acquisitions) that may be available for purchase from other participants in the capital markets for residential loan finance. Our acquisition and accumulation of these loans for securitization is generally funded with equity and short-term debt. Once a sufficient amount of residential loans has been accumulated for securitization, we pool and transfer those loans to a Sequoia securitization entity, establish a financial structure for the securitization, and the Sequoia securitization entity then issues senior and subordinate residential mortgage-backed securities (“RMBS” or “residential securities”) collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities, or those interests that generally have the first right to cash flows and are generally last to absorb losses, are generally issued to third parties we refer to as “senior investors” or “triple-A investors,” while some or all of the remaining subordinate securities, or those interests that generally have the last right to cash flows and are generally first in line to absorb losses, are generally retained by us and held for investment at our REIT. From time to time we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans. We may also retain mortgage servicing rights (“MSRs”) associated with residential loans we acquire, including those residential loans that are transferred to a Sequoia securitization entity. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. The MSR owner may also be obligated to fund advances of principal and interest payments due to a third party owner of the loan (including, for example, a securitization trust), but not received on schedule from the loan borrower. We do not originate or directly service residential loans. Residential loans for which we own the MSR are directly serviced by a sub-servicer we retain.

Our commercial mortgage banking activities primarily consist of operating as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing (which we also refer to generally as “commercial loans”) directly to borrowers and through a correspondent network of third-party brokers. We may structure commercial loans as senior or subordinate mortgage loans, as mezzanine loans, or as other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to other participants in the capital markets for commercial real estate finance, primarily to third-party sponsors of commercial loan securitization entities that issue commercial mortgage-backed securities (“CMBS” or “commercial securities”). The mezzanine and subordinate commercial loans we originate are generally transferred to, and held for investment at, our REIT.

Our investment portfolio is primarily held at our REIT, and includes investments in residential securities issued in our Sequoia securitization transactions, as well as residential securities issued by third parties. Some of the securities we invest in are residential re-REMIC support securities or similar securities, which are securities that are generally created through the resecuritization of senior RMBS. Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We may also invest in other assets, securities, and instruments that are related to residential real estate. For example, in addition to investing in MSRs associated with residential loans transferred to Sequoia securitization entities, we may also invest in

MSRs acquired directly from third parties. Our investment portfolio includes investments in commercial loans that are originated through our commercial mortgage banking activities and may also include investments in CMBS or other forms of commercial real estate financing originated by others. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Our primary sources of income are net interest income from our investment portfolio and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expenses we incur on borrowed funds and other liabilities. Mortgage banking income consists of, among other things, the fee and gain on sale income we generate through our residential and commercial mortgage banking activities, offset by hedging costs directly associated with engaging in these activities.

Throughout our history we have sponsored or managed other investment entities, including a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the “Fund”), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was primarily invested in residential securities and the Acacia entities are primarily invested in a variety of real estate-related assets. We are not currently seeking to sponsor or manage other entities like the Fund or the Acacia securitization entities but may choose to do so in the future.

During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT.

Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the supplemental financial information, which are included in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s future business strategy and strategic focus, including: the opportunities we see for our business in the future; (ii) statements relating to our general intention to retain profits generated and taxed at our operating subsidiaries and our belief that retaining any such profits will enhance our ability to grow profitably; (iii) statements describing and relating to our residential platform goals for 2013, including: our goals of adding additional loan sellers, loan products, and capital sources; our goals to acquire and securitize approximately $7 billion of residential mortgage loans; our plan to acquire “jumbo conforming” loans; and our belief that we will be able to compete for and generate revenues from the acquisition and securitization of jumbo conforming loans, which goals may not be achieved or, if achieved, may not result in positive financial results; (iv) statements relating to our ability to profit in 2013 from the business of accumulating conforming residential loans and selling them to the Agencies, that we see attractive opportunities to acquire mortgage servicing rights associated with conforming loans, and our statement that this conforming loan business activity is an area that could generate healthy volume and profits in the future; (v) statements relating to the profits or margins we may earn in the future from our business of acquiring and securitizing residential mortgage loans (including that the margins we expect to earn from this activity in a more normalized business environment range between 25 to 50 basis points), the reduction in residential loan origination (and acquisition) volume that could result from future increases in mortgage interest rates, and our plan to sustain or grow the volume of residential loans we acquire and market share in 2013 and beyond; (vi) statements describing and relating to our commercial platform goals for 2013, including originating for sale $1 billion of senior commercial loans and originating for investment $150 million of mezzanine commercial loans, our statement that, while we expect mezzanine loan origination opportunities to wane over time, we still expect to find attractive opportunities in 2013, and our statement that we expect to sell a senior commercial loan that is currently on our balance sheet in the first quarter of 2013, which goals may not be achieved or, if achieved, may not result in positive financial results; (vii) any statements relating to our competitive position and our ability to compete in the future; (viii) any statements relating to our future investment strategy and future investment activity, including, without limitation, that over time, we expect that investments created through our Sequoia program or other mortgage banking activities, as well as through the acquisition of newly issued subordinate securities from third-party securitization sponsors, will replace the senior residential securities in our investment portfolio; (ix) our statements relating to acquiring residential mortgage loans in the future, including our future acquisition of loans that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase at December 31, 2012 and at February 15, 2013; (x) statements relating to future residential loan securitization and sale transactions and the size and timing of the completion of those future transactions, including the number of securitization transactions we expect to complete in the first quarter of 2013, which future transactions may not be completed when planned or at all, and, more generally, statements regarding the likelihood and timing of, and our participation in, future transactions of these types and our ability to finance residential loan acquisitions through the execution of these types of transactions, and the profitability of these transactions; (xi) our statements relating to our estimate of our investment capacity (including that we estimate our investment capacity was approximately $130 million at December 31, 2012) and our statement that we believe this level of investment capacity should sustain our capital needs through the first quarter of 2013; (xii) any statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial businesses; (xiii) any statements relating to our outlook for housing market fundamentals, including, without limitation, home prices, household formation and demand for housing, delinquency rates, foreclosure rates, repayment rates, inventory of homes for sale, affordability, and mortgage interest rates and their potential impact on our business and results of operations; (xiv) our expectations regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xv) any statements relating to our expectations regarding future interest income and net interest income, future earnings, future gains, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; (xvi) our statement that we are committed to paying a dividend as a portion of our generation of shareholder value and the statement of our Board of Directors’ intention to pay a regular dividend of $0.28 per share per quarter in 2013; (xvii) statements regarding our estimates of REIT taxable income and estimated total taxable income for the fourth quarter of 2012 and the full year 2012; and (xviii) our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions (including, without limitation, that we expect 77% of the dividends we distributed in 2012 to be taxable to shareholders as ordinary income and 23% to be characterized as return of capital), our expectations and estimates relating to tax accounting, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $111 million of credit losses on residential securities to be realized over time).

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the timing and profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 26, 2013, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 17, 2012 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2012, Redwood employed 86 people.

ITEM 1A. RISK FACTORS

General economic developments and trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

The values of, and the cash flows from, the assets we own are affected by developments in the U.S. economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own, and there is risk that economic growth and activity could be weaker than anticipated or negative. Concerns and issues relating to the level of sovereign debt of the U.S., the United Kingdom, and various countries within the European Economic and Monetary Union, or Eurozone, and the potential economic consequences of those concerns and issues, are also factors that could contribute to negative economic developments.

The economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending that occurred in recent years have contributed to significantly increased U.S. budget deficits and overall debt levels. These increases have the potential to put upward pressure on interest rates. Higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” In addition, near-term and long-term U.S. economic conditions are likely to be impacted by the ability of Congress and the President to effectively address policy differences regarding the U.S. federal budget, budget deficit, and debt level.

The Federal Reserve’s open market activity could also have significant implications for financial asset pricing in general and for mortgage-related securities pricing, in particular. While the Federal Reserve has made public statements with respect to its intention to maintain certain monetary policies through 2014, it is not possible to accurately predict the timing or implications of changes to Federal Reserve policy that would result in an increase in interest rates. Our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. Over the last several years, government intervention has been important to support real estate markets, the overall U.S. economy, capital markets, and mortgage markets. We expect the government will continue to gradually withdraw this support, although we remain uncertain about the extent, timing, process, and implications of any withdrawal. Mortgage markets have also received substantial U.S. government support. In particular, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2009, as the U.S. Treasury Department chose to backstop these government-sponsored enterprises. The governmental support for these entities has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the return of private mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor.

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the residential and commercial real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal and state governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

As an example, based on published data, we believe that through financing or guarantees Fannie Mae, Freddie Mac, the Federal Housing Administration, and other governmental agencies accounted for more than 85% of the financing for new residential mortgage loans in 2009, 2010, 2011, and the first nine months of 2012. As a result, most of the market for housing finance in the U.S. is effectively controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress. In addition, the Federal Reserve has taken certain actions (e.g., implementing a program to acquire agency and other mortgage securities and then subsequently initiating sales of certain of these securities) and may take other actions that could have significant implications for mortgage-related securities pricing and the returns we expect on our mortgage-related assets. Financial regulators globally are coordinating the implementation of capital regulations under the Basel III accord in an attempt to better coordinate and set capital standards for certain types of regulated financial institutions and appropriately account for risk, which may also have indirect impacts on our business and financial results.

If the federal government determines to maintain or expand its current role in the markets for financing residential mortgage loans, it may adversely affect our business or our ability to effectively compete. Even if the federal government determines to decrease its role in the markets for financing residential mortgage loans, it may establish regulations for other market participants that have an adverse effect on our ability to effectively participate or compete or which may diminish or eliminate the returns on mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

Changes to income tax laws and regulations, or other tax laws or regulations, which may be enacted at the federal or state level, could also negatively impact residential and commercial real estate markets, mortgage finance markets, and our business and financial results. For example, an elimination or reduction in the current personal income tax deduction for interest payments on residential mortgage debt, which is one of the mechanisms that lawmakers have discussed in connection with resolving the U.S. federal budget deficit, could negatively impact real estate values, our business, and our financial results.

Furthermore, the credit crisis and subsequent financial turmoil of the past several years prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions have not been fully implemented, but are expected to include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

During and since 2008, the federal government has also implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including through loan modification and refinancing programs. In addition, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service and adopted new servicing standards intended to protect homeowners. Changes to servicing standards, whether resulting from a settlement or a change in regulation, are likely to have the effect of lengthening the time it takes for a servicer to foreclose on the property underlying a delinquent mortgage loan. Loan modification programs and changes to servicing standards and regulations, as well as future law enforcement and legislative or regulatory actions, may adversely affect the value of, and the returns on, the mortgage loans and mortgage securities we currently own or may acquire in the future.

For example, in January 2013, the Bureau of Consumer Financial Protection promulgated regulations under the Dodd-Frank Act that, effective in January 2014, will require mortgage lenders, prior to originating most residential mortgage loans, to make a determination of a borrower’s ability to repay the loan and will establish protections from liability under this requirement for mortgages that meet certain criteria, so-called “qualified mortgages.” Under these regulations, if a mortgage lender does not appropriately establish a borrower’s ability to repay the loan, the borrower may be able to assert against the originator of the loan or any subsequent transferee, as a defense to foreclosure by way of recoupment or setoff, a violation of the ability-to-repay regulations. The impact of these ability-to-repay regulations on the availability of mortgage credit, the mortgage finance market, and our ability to securitize residential mortgage loans is unclear. The actual short- and long-term impact of these ability-to-repay regulations on us will depend, in large part, on how the credit rating agencies and triple-A securitization investors assess the investment risks that result from the new regulations, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a significant amount of the loans we have securitized, but they will not be considered “qualified mortgages” under the ability-to-repay regulations). If these and other regulations have a negative impact on the volume of mortgage loan originations or on the ability to securitize residential mortgage loans, it could adversely affect our business and financial results.

As another example, over the course of 2012, certain counties, cities and other municipalities took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans from private-label securitization trusts and additional municipalities may be similarly considering this matter or may do so in the future. To the extent municipalities or other governmental authorities proceed to implement and carry out these or similar proposals and acquire residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and a negative impact on our ability to engage in future securitizations (or on the returns we would otherwise expect to earn from executing future securitizations), which impacts could be material.

Ultimately, we cannot assure you of the impact that governmental actions may have on our business or the financial markets and, in fact, they may adversely affect us, possibly materially. We cannot predict whether or when such actions may occur or what unintended or unanticipated impacts, if any, such actions could have on our business and financial results. Even after governmental actions have been taken and we believe we understand the impacts of those actions, we may not be able to effectively respond to them so as to avoid a negative impact on our business or financial results.

The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential and commercial real estate loans and through direct investments in residential and commercial real estate loans. Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Further weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. We are typically exposed to credit risk associated with both senior and subordinated commercial loans, and much of our exposure to credit risk associated with commercial loans is in the form of subordinate financing (e.g., mezzanine loans, b-notes, preferred equity, and subordinated interests in securitized pools). We directly originate commercial loans and may participate in loans originated by others (including through ownership of commercial mortgage-backed securities). Directly originating commercial loans exposes us to credit, legal, and other risks that may be greater than risks associated with loans we acquire or participate in that are originated by others. We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property (or properties)

associated with any such loan or the loan (or loans) underlying any such security. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. If and when these problems become apparent, we may have little or no recourse to the borrower, issuer of the securities, or seller of the loan and we may incur credit losses as a result.

We may have heightened credit losses associated with certain securities and investments we own.

Within a securitization of residential or commercial real estate loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities in which there is more (or the most) concentrated credit risk associated with the underlying real estate loans.

In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities that we own).

For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses – should they occur – only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

The nature of the assets underlying some of the securities and investments we hold could increase the credit risk of those securities.

For certain types of loans underlying securities we may own or acquire, the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, securities may be backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. This is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans and investments to which we are exposed, such as hybrid loans and adjustable-rate loans, may also have greater credit risk than more traditional amortizing fixed-rate mortgage loans.

Most or all of the commercial real estate loan assets we own are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Commercial loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

We have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, climate change, or any other adverse event specific to those regions.

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and commercial properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or flood), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing commercial and residential real estate loans we own or those underlying the securities or other investments we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that underlie the securities we own are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on commercial loans we originate or otherwise acquire are larger than residential loans and we may continue to have a geographically concentrated commercial loan portfolio until our portfolio increases in size. While we intend to originate commercial loans throughout the country, our commercial loans are generally concentrated in or near major metropolitan areas. Additional information on geographic distribution of our commercial loan portfolio is set forth in Note 7 to the Financial Statements within this Annual Report on Form 10-K.

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

We attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of reserves that we establish may prove to be insufficient, which would negatively impact our financial results and would result in earnings volatility. In addition, cash and other capital we hold to help us manage credit and other risks and liquidity issues may prove to be insufficient. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and ability to securitize or finance assets.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loans servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the homes collateralizing or underlying residential loans or investments may decline. The value of the commercial properties collateralizing or underlying commercial loans or investments may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

We generally do not consider credit ratings in assessing our estimates of future cash flows and desirability of our investments (although our assessment of the quality of an investment may prove to be inaccurate and we may incur credit losses in excess of our initial expectations). The assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. Most of the securities we own do have credit ratings and, to the extent we securitize loans and securities, we expect to retain credit rating agencies to provide ratings on the securities created by these securitization entities (as we have in the past).

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

Currently, and in the future, some of the loans we own or that underlie mortgage-backed securities we own may be insured in part by mortgage insurers. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance generally is required only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value). Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows, and access to liquidity. Similarly, with respect to commercial real estate loans, borrowers’ decisions to prepay or extend loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the residential real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential real estate loans. Prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce an asset’s fair value, which could reduce our ability to borrow against that asset and may cause a market valuation adjustment for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

We own a number of securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments and may result in losses. Similarly, we own mortgage servicing rights (associated with residential mortgage loans) that are particularly sensitive to changes in prepayments rates. As the owner of a mortgage servicing right, we are entitled to a portion of the interest payments made by the borrower in respect of the associated loan and we are responsible for hiring and compensating a sub-servicer to directly service the associated loan. Faster prepayments than we anticipate on loans associated with mortgage servicing rights we own will have an adverse effect on our returns from these mortgage servicing rights and may result in losses.

Some of the commercial real estate loans we originate or hold allow the borrower to make prepayments without incurring a prepayment penalty and some include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

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

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer term investment. We expect to fund assets with a combination of equity, fixed rate debt and adjustable rate debt. To the extent we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with a hedging program using interest rate agreements and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally reduce the fair value of most of our assets, with the exception of our adjustable-rate assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

We have significant investment and reinvestment risks.

New assets we originate or acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

Assets we originate or acquire may not generate the economic returns and GAAP yields we expect. Realized cash flow could be significantly lower than expected and returns from new asset originations and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

If the assets we acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses, credit costs, and market valuation adjustments. Under the effective yield method of accounting that we use for GAAP purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest proceeds from principal repayments and deploy capital we raise, we must originate or acquire new assets. If the availability of new assets is limited, we may not be able to originate or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are few sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase.

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. From 2008 through 2012, the annual volume of loan originations was lower than the average annual volume in the prior 10 years and the volume may not return to previous levels in the foreseeable future. This reduced volume may make it difficult for us to acquire loans and securities.

We originate commercial loans, but we may not be willing to provide the level of proceeds or the coupon rate on loans that the borrower finds acceptable or that matches our competitors. While the overall industry-wide volume of commercial real estate loan originations and financings is increasing from prior low levels, it is not at the volume the industry has experienced in the past. And, the high-quality commercial assets we seek to finance are highly sought after by numerous lenders.

The supply of new non-agency securitized assets available for purchase could be adversely affected if the economics of executing securitizations are not favorable or if the regulations governing the execution of securitizations discourage or preclude certain potential market participants from engaging in these transactions. In addition, if there is not a robust market for triple-A rated securities, the supply of real estate subordinate securities could be significantly diminished.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in, including, for example, ownership of mortgage servicing rights associated with residential mortgage loans, which we began to increase our holdings of in the first quarter of 2012. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We originate first mortgage commercial loans primarily for the sale to others (while, in some cases, retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this exposes us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (Investment Company Act), as further described in the risk factors titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” and “Conducting our business in a manner so that we are exempt from registration under, and compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

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

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying these securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets, liabilities, and derivatives can be volatile and our revenue and income can be impacted by changes in fair values. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

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

Our calculations of the fair value of the securities, loans, mortgage servicing rights, derivatives, and certain other assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair values of securities, loans, mortgage servicing rights, derivatives, and certain other assets at fair value on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the risk factor titled “Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.”

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

We fund the residential and commercial loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to a longer-term investment), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of our hedges. Financing facility creditors may also force us to sell assets under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants, to creditors in connection with incurring short-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7A of this Annual Report on Form 10-K, “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities.”

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business and our investment strategy depends to a critical extent on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the sale or securitization of a pool of mortgage loans or other assets we generally fund the acquisition of those mortgage loans or other assets through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of the short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

Hedging activities may reduce earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, at times, prepayment risks and fair values) by balancing the characteristics of our assets and associated (existing and anticipated) liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally seek to enter into interest rate agreements that provide an appropriate and efficient method for hedging certain risks.

The use of interest rate agreements and other instruments to hedge certain of our risks may well have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. Pipeline hedging for loans we have planned to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as: liquidity risk, due to fact that there may not be a ready market into which we could sell these derivatives if needed; basis risk, which could result in a decline in value or a requirement to make a cash payment as a result of changes in interest rates; and the risk that a counterparty to a derivative is not willing or able to perform its obligations to us due to its financial condition or otherwise.

Our earnings may be subject to fluctuations from quarter to quarter as a result of the accounting treatment for certain derivatives or for assets or liabilities whose terms do not necessarily match those used for derivatives, or as a result of our failure to meet the requirements necessary to obtain specific hedge accounting treatment for certain derivatives.

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

We may in the future invest in synthetic securities, credit default swaps, and other credit derivatives that reference other real estate securities or indices. These investments may present risks in excess of those resulting from the referenced security or index. These investments are typically contractual relationships with counterparties and not acquisitions of referenced securities or other assets. In these types of investments, we have no right directly to enforce compliance with the terms of the referenced security or other assets and we have no voting or other consensual rights of ownership with respect to the referenced security or other assets. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security.

Hedging activities may subject us to increased regulation.

Under the Dodd-Frank Act, there is increased regulation of companies, such as Redwood and certain of its subsidiaries, that enter into interest rate hedging agreements and other hedging instruments and derivatives. This increased regulation could result in Redwood or certain of its subsidiaries being required to register and be regulated as a commodity pool operator or a commodity trading advisor. If we are not able to establish an exemption from these regulations, it could have a negative impact on our business or financial results. Moreover, rules requiring central clearing of certain interest rate swap and other transactions, as well as rules relating to margin and capital requirements for swap transactions and regulated participants in the swap markets, as well as other swap market regulatory reforms, may increase the cost or decrease the availability to us of hedging transactions, and may also limit our ability to include swaps in our securitization transactions.

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

Adverse changes to the credit rating of the U.S. government or to the credit rating of the United Kingdom or one or more of the Eurozone nations by one or more of the major credit rating agencies could negatively impact the availability and cost to us of short-term debt financing and could adversely affect our business and financial results.

In July 2011, Moody’s Investors Service (Moody’s) placed the credit rating of the U.S. government on review for possible downgrade and also placed on review for possible downgrade the ratings of financial institutions and financial instruments directly linked to the U.S. government, including, without limitation, securities issued or guaranteed by Fannie Mae and Freddie Mac. Similarly, in April 2011, Standard and Poor’s (S&P) changed the outlook on the U.S. government’s credit rating from stable to negative, in July 2011, S&P placed the credit rating of the U.S. government on negative credit watch, and in August 2011, S&P downgraded the credit rating of the U.S. government to “AA+” from “AAA.” These ratings actions were taken in part in response to the possibility that in August 2011 the U.S. government would default on U.S. Treasury obligations (although the U.S. did not, in fact, default on its obligations in August 2011) and in part in response to pessimism regarding the ability of the U.S. government to stabilize the dynamics of its borrowing and debt obligations. Subsequently, in January 2013, Fitch Ratings (Fitch), which at this time has a negative outlook assigned to its “AAA” rating of the U.S. government, warned that a rating downgrade of the U.S. government could result if U.S. lawmakers could not address the U.S. statutory debt ceiling and implement a credible medium-term deficit reduction plan consistent with sustaining the U.S. economic recovery and restoring confidence in the long-term sustainability of U.S. public finances.

In response to the economic conditions in the European Economic and Monetary Union, or Eurozone, based on factors including tightening credit conditions, higher risk premiums on Eurozone sovereigns and disagreement among European policy makers on how best to address the declining market confidence with respect to the Eurozone, in January 2012, S&P downgraded the long-term credit ratings of nine members of the Eurozone, including Austria, Cyprus, France, Italy, Malta, Portugal, Slovakia, Slovenia and Spain, and indicated that its outlooks on the ratings of Austria, Belgium, Cyprus, Estonia, France, Ireland, Italy, Luxembourg, Malta, the Netherlands, Portugal, Slovenia and Spain are negative. In addition, S&P lowered the long-term issuer credit rating on the European Financial Stability Facility from “AAA” to “AA+.” Similarly, in February 2012, Moody’s cited weak economic growth and uncertainty over the Eurozone’s prospects for reform of its fiscal and economic framework in downgrading the long-term credit ratings of Italy, Malta, Portugal, Slovakia, Slovenia, and Spain, and indicated that its outlook on the ratings of Austria, France, and the United Kingdom was being changed to negative. Further ratings downgrades occurred over the course of 2012, including, for example, in June 2012, when Fitch downgraded the sovereign credit rating of Spain. In January 2013, market analysts speculated that the United Kingdom’s credit rating might be downgraded from “AAA” due to the weak fiscal outlook for the U.K.

It is difficult to predict the impact of any change in the credit rating of the U.S. government or the United Kingdom, or of any change in the credit rating of one or more Eurozone nations; however, any change in the outlook for, or rating of, the U.S. government’s creditworthiness or the creditworthiness of the United Kingdom or any Eurozone nations would likely have adverse impacts on, among other things, the economy in the U.S., the United Kingdom, and the Eurozone, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and continue to engage, in acquiring residential mortgage loans and originating commercial mortgage loans with the intent to sell these loans to third parties. These types of transactions and investments expose us to potentially material risks.

Acquiring and originating mortgage loans with intent to sell these loans to third parties generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the fair value of the assets pledged as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our financial results. In addition, when we originate or acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market value of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

Prior to originating or acquiring loans or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate.

In addition, when selling loans, we typically make representations and warranties to the purchaser regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally do not establish reserves for potential liabilities relating to representations and warranties we make unless and until we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we claim damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and continue to engage, in securitization transactions relating to residential mortgage loans. We have in the past also engaged in, and may in the future engage in, other types of securitization transactions or similar transactions, including securitization transactions relating to commercial real estate loans and other types of commercial real estate investments. In addition, we have and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and continue to engage, in acquiring residential mortgage loans and originating commercial mortgage loans with the intent to sell these loans to third parties. These types of transactions and investments expose us to potentially material risks.”

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute commercial real estate loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare marketing and disclosure documentation, including documentation that is included in term sheets and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

In recent years there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans, engaging in securitization transactions, and investing in third-party issued securities, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, in the current economic environment, many loan servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role and that we would be held liable for the sub-servicer’s improper acts or omissions. In addition, in these circumstances we are obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. We generally use only one sub-servicer counterparty and, as a result, the risks associated with our use of a sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

Our ability to execute or participate in future securitization transactions, including, in particular, securitizations of residential mortgage loans, could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

In July 2010, the Dodd-Frank Act was enacted. Provisions of the Dodd-Frank Act require, among other things, significant revisions to the legal and regulatory framework under which ABS, including residential mortgage-backed securities (RMBS), are issued through the execution of securitization transactions. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective soon. In addition, prior to the passage of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation had already published proposed and final regulations under already existing legislative authority relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.” for a description of the settlement of a recent enforcement action that resulted in changes to mortgage loan servicing standards and a description of regulations relating to residential mortgage origination recently promulgated by the Consumer Finance Protection Bureau.

It is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed or recently implemented will affect our future ability to successfully execute or participate in securitization transactions, due to, among other things, the fact that federal agencies have not yet finalized all of the regulations implementing the Dodd-Frank Act. For example, a consortium of federal regulators have published a joint Notice of Proposed Rulemaking related to securitization. The proposed rule, among other things, would require securitization sponsors to retain an economic interest in the assets they securitize, which risk retention requirement is intended to incent sponsors to focus on the quality of the assets being securitized and align the interests of sponsors with those of investors in securitizations. In addition, recently finalized truth-in-lending regulations include provisions under which the purchaser (and assignee) of a residential mortgage loan is liable for regulatory violations by the originator of the loan. These laws, regulations, and enforcement actions and private litigation settlements could effectively preclude us from executing securitization transactions, delay our execution of these types of transactions, or reduce the returns we would otherwise expect to earn from executing securitization transactions.

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties we acquire loans from, or because of the aggregate amount of residential loan-related representations and warranties (or other contingent liabilities) we, or one or more counterparties we acquire loans from, have made or have exposure to. If, as a result, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results. In addition, the actual short- and long-term impact on our ability to securitize residential mortgage loans in the future will depend, in large part, on how the rating agencies assess the investment risks that result from the ability-to-repay regulations recently promulgated by the Consumer Finance Protection Bureau, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a significant amount of the loans we have securitized, but they will not be considered “qualified mortgages” under the ability-to-repay regulations).

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold commercial real estate loans, residential mortgage loans, and other types of assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitizations transactions, including, in particular, securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for (or cost of originating) the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

After we acquire or originate mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which, in the case of residential mortgage loans is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Our past and future securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in securitization transactions relating to residential mortgage loans, commercial mortgage loans, commercial real estate loans, and other types of assets. In the future we expect to continue to engage in or participate in securitization transactions, including, in particular, securitization transactions relating to residential mortgage loans and commercial mortgage loans, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsored issued ABS backed by residential mortgage loans held by these Sequoia entities. In Acacia securitization transactions we participated in, Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the aggregate cash flows from the loans held by the Sequoia entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions.

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on October 15, 2010, the Federal Home Loan Bank of Chicago filed a claim in the Circuit Court of Cook County, Illinois against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint relates in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Illinois state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 14 to the Financial Statements within this Annual Report on Form 10-K.

Other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we acquire and investments we make, assets and loans we sell, financing transactions, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. We are also subject to various laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages and litigation. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses.

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit) and these losses could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post margin calls on various derivative instruments we enter into as the values of these derivatives change.

Our sources of cash flow include the principal and interest payments on the loans and securities we own, asset sales, securitizations, short-term borrowing, issuing long-term debt, and issuing stock. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. For example, for some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment.

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our cash dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.”

We are subject to competition and we may not compete successfully.

We are subject to competition in seeking investments, originating commercial loans, acquiring residential loans for securitization, engaging in securitization transactions, selling loans, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

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

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

Due to the recent credit crisis and downturn in the U.S. real estate markets and the economy, the mortgage industry and the related capital markets are still undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks.

Similarly, the competitive landscape in which we operate in and the products and investments for which we compete are also affected by changing conditions. There may be trends or sudden changes in our industry or regulatory environment, changes in the role of government-sponsored entities, such as Fannie Mae and Freddie Mac, changes in the role of credit rating agencies or their rating criteria or processes, or changes in the U.S. economy more generally. If we do not effectively respond to these changes or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our business and financial results being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. We do not know if market conditions will allow us to continue to regularly engage in securitization transactions and any disruption of this market may adversely affect our earnings and growth. Even if regular securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to the volume of securitization activity we previously conducted.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring, securitizing, and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. We have also engaged in increasing our holdings of residential mortgage servicing rights, but this effort could expose us to new risks or not succeed, and may not generate sufficient revenue to offset our related costs. As another example, we have a subsidiary, Redwood Asset Management, Inc., that engages in the investment advisory business. Any new asset management activities that we engage in may increase our fiduciary responsibilities, result in conflicts of interest arising from our investment activities and the activities of the entities we manage, increase our exposure to litigation, and expose us to other risks.

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned, directly or indirectly, by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because they may be incorporated in states other than Maryland or may be established in a foreign jurisdiction. Any new subsidiary we create may be designated as a taxable subsidiary. Taxable subsidiaries are wholly-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. That is, a taxable subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, Martin S. Hughes, our President, Brett D. Nicholas, and our Chief Investment Officer, Fred J. Matera. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

We may not be able to obtain or maintain the governmental licenses required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and originating commercial real estate loans. We are a seller/servicer approved to sell residential mortgage loans to Freddie Mac (and we are seeking to become a seller/servicer approved to sell residential mortgage loans to Fannie Mae) and failure to obtain, in the case of Fannie Mae, or maintain, in the case of Freddie Mac, our status as an approved seller/servicer could harm our business.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. Similarly, certain commercial real estate lending activities that we engage in also require us to obtain and maintain various state licenses. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring residential mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans or originating commercial loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

For example, under the Dodd-Frank Act, the Consumer Finance Protection Bureau also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the Bureau that are applicable to our business. One of the Bureau’s areas of focus has been on whether companies like us take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicer we retain to directly service residential mortgage loans (when we own the associated mortgage servicing rights) is one of our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that this sub-servicer is servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the Bureau against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation.

In addition, we are a seller/servicer approved to sell residential mortgage loans to Freddie Mac (and we are seeking to become a seller/servicer approved to sell residential mortgage loans to Fannie Mae). As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and we are required to pledge a certain amount of cash to Freddie Mac to collateralize potential obligations to Freddie Mac (and, if approved by Fannie Mae, we will be required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Fannie Mae and may be required to pledge cash or other assets to Fannie Mae). Failure to obtain, in the case of Fannie Mae, or maintain, in the case of Freddie Mac, our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to these entities, could result in our being required to re-purchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae or Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to obtain or maintain approved seller/servicer status, which, if required, would adversely impact our financial results.

With respect to mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the Consumer Finance Protection Bureau’s recently finalized “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations, could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Environmental protection laws that apply to properties that secure or underlie our loan and investment portfolio could result in losses to us. We may also be exposed to environmental liabilities with respect to properties we become direct or indirect owners of or to which we take title, which could adversely affect our business and financial results.

Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the cleanup costs. In certain of these states, such a lien has priority over the lien of an existing mortgage against the property, which could impair the value of an investment in a security we own backed by such a property or could reduce the value of such a property that underlies loans we have made or own. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing or underlying a loan we hold if our agents or employees have become sufficiently involved in the hazardous waste aspects of the operations of the borrower of that loan, regardless of whether or not the environmental damage or threat was caused by us or the borrower.

In the course of our business, we may take title to residential or commercial real estate or may otherwise become direct or indirect owners of real estate. If we do take title or become a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

In order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements we rely upon computer hardware and software systems. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results. In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, our systems and the systems of third parties who provide services to us and with whom we transact business may contain non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

Our business could be adversely affected by deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no assurance that our disclosure controls and procedures or internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses or significant deficiencies, in internal controls over financial reporting which have occurred or which may occur in the future could result in misstatements of our financial results, restatements of our financial statements, a decline in our stock price, or an otherwise material and adverse effect on our business, reputation, financial results, or liquidity and could cause investors and creditors to lose confidence in our reported financial results.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.

Some of our risk management efforts are carried out by entering into interest rate swaps and other derivatives intended to hedge against certain interest rate and other financial risks. These swaps and derivatives are generally entered into under agreements in which we make various representations and warranties and covenants and which contain various events of default or termination events. If we breach these agreements or if they otherwise terminate, we may suffer losses and we may, thereafter, not be hedged against certain financial risks that we had intended to hedge against. In addition, if we breach these agreements or they otherwise terminate, the circumstances that resulted in the breach or termination, or other circumstances, may prevent us from using other similar agreements that are already in place or from entering into replacement agreements to hedge against financial risk.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or mis-record or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors, or others could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

Inadvertent errors, including, for example, such errors in the implementation of information technology systems, could subject us to financial loss, litigation, or regulatory action.

Our employees, contractors we use, or other third parties with whom we have relationships may make inadvertent errors that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others. Errors in the implementation of information technology systems or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Inadvertent errors expose us to the risk of material losses until the errors are detected and remedied prior to the incurrence of any loss. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we are expanding, or for areas of our business that rely on new employees or on third parties that we have only recently established relationships with.

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect private information could also cause significant reputational damages. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, and the ability to access liquidity through borrowing facilities.

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

Generally, the cumulative income we report relating to an investment asset will be the same for GAAP and tax purposes, although the timing of this recognition over the life of the asset could be materially different. There are, however, certain permanent differences in the recognition of certain expenses under the respective accounting principles applied for GAAP and tax purposes and these differences could be material. Thus, the amount of GAAP earnings reported in any given period may not be indicative of future dividend distributions. A further explanation of differences between our GAAP and taxable income is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is set forth in Part II, Item 7 of this Annual Report on Form 10-K.

Our minimum dividend distribution requirements are determined under the REIT tax laws and are based on our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Our Board of Directors may also decide to distribute more than is required based on these determinations. One should not expect that our retained GAAP earnings will equal cumulative distributions, as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences will result in material differences in these balances.

Over time, accounting principles, conventions, rules, and interpretations may change, which could affect our reported GAAP and taxable earnings and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. In addition, changes in tax accounting rules or the interpretations thereof could affect our taxable income and our dividend distribution requirements. Predicting and planning for these changes can be difficult.

Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.

Failure to qualify as a REIT could adversely affect our net income and dividend distributions and could adversely affect the value of our common stock.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that our factual situation and the law will allow us to remain qualified as a REIT. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. If we were to become subject to federal income tax, we might not have, at that time, the liquid assets to pay the taxes due, which could result in our liquidating assets at unattractive prices. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status and avoiding the generation of excess exclusion income at Redwood Trust, Inc. and certain of our subsidiaries may reduce our flexibility and could limit our ability to pursue certain opportunities. Failure to appropriately structure our business and transactions to comply with laws and regulations applicable to REITs could have adverse consequences.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

—	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.

—

Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

—

Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (TRS) in the future.

—

Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

—	A REIT is limited in its ability to earn income that is treated as compensation for services.

—	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from such transactions.

Furthermore, the rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the Internal Revenue Service may change.

In addition, historically, our stated goal has been to not generate excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (UBTI) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable subsidiary, which reduces the net returns on these transactions by the associated tax liabilities. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our shareholders.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our common stock.

The requirements for maintaining REIT status or the taxation of REITs could change in a manner adverse to our operations. Rules regarding the taxation of dividends are enacted from time to time and future legislative or regulatory changes may limit the tax benefits afforded to REITs, either of which may reduce some of a REIT’s competitive advantage relative to non-REIT competitors. Any future adverse changes could negatively affect our business and reduce the value of our common stock.

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

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through secondary offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible debt, or other types of debt securities. As of January 1, 2013, we had approximately 83 million unissued shares of stock authorized for issuance under our charter (although certain of these shares are reserved for issuance through our 2002 Incentive Plan and our Employee Stock Purchase Plan). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

Conducting our business in a manner so that we are exempt from registration under, and compliance with the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

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

If we failed to meet the 55% Requirement or the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to comply with the 55% Requirement and the 25% Requirement could also result in these adverse effects on us.

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

An SEC review, initiated in 2011, of the section of the Investment Company Act and the regulations and regulatory interpretations promulgated thereunder that we rely on to exempt us from registration and regulation as an investment company under the Investment Company Act could eventually result in regulatory changes, which could require us to change our business and operations in order for us to continue to rely on that exemption or operate without the benefit of that exemption.

In August 2011, the SEC published a Concept Release within which it reviewed interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC is “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” Although we believe that we are properly relying on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, this SEC review could eventually affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC’s review of this exemption does not eventually have these effects on us, in the interim, while the SEC is carrying out its review, any uncertainty created by the SEC’s review process could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital, borrow money, or engage in certain other types of business transactions, which could negatively impact our business and financial results.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood.

In order to maintain our status as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against the risk of losing our status as a REIT due to concentration of ownership among our shareholders and for other reasons, our charter generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. As of February 26, 2013, our Board of Directors has granted a waiver to one institutional shareholder to own shares in excess of this 9.8% limit, which waiver is subject to certain terms and conditions. Our Board of Directors may amend this existing waiver to permit additional share ownership or may grant waivers to additional shareholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (MGCL) may have the effect of discouraging a third party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our Board of Directors the authority to issue preferred stock from time to time and to establish the terms, preferences, and rights of the preferred stock without the approval of our shareholders. In addition, until our annual meeting of stockholders in 2014, provisions in our charter and the MGCL restrict our shareholders’ ability to replace a majority of our directors at a single annual meeting of stockholders. Provisions in our charter and the MGCL also restrict our shareholders’ ability to remove directors and fill vacancies on our Board of Directors and restrict unsolicited share acquisitions. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our shareholders, thereby limiting the opportunity for shareholders to receive a premium for their shares over then-prevailing market prices.

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

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of business and investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend rate that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount of dividends we distribute may result in a reduction in the value of our common stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of December 31, 2012, based on filings of Schedules 13D and 13G with the SEC, we believe that four institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, 25 institutional shareholders owned, in the aggregate, approximately two-thirds of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

Although, under our charter, shareholders are generally precluded from beneficially owning more than 9.8% of our outstanding common stock, we have granted a limited waiver of this restriction to one institutional shareholder. We may amend this agreement or enter into other agreements with other shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our common stock held by one or more shareholders.

Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.

We may issue additional shares of common stock, or securities convertible into shares of common stock, in public offerings or private placements. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

At February 26, 2013, our directors and executive officers beneficially owned, in the aggregate, approximately 2.5% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

There is a risk that you may not receive dividend distributions or that dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay, in the tax characterization of dividend distributions we pay, or in the rate at which holders of our common stock are taxed on dividend distributions we pay, may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. We generally intend to distribute to our shareholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

For 2012, we maintained our regular dividend at a rate of $0.25 per share per quarter and in November 2012 our Board of Directors announced its intention to pay regular dividends during 2013 at a rate of $0.28 per share per quarter. Our ability to pay a dividend of $0.28 per share per quarter in 2013 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

The rate at which holders of our common stock are taxed on dividends we pay and the characterization of our dividends – as ordinary income, capital gains, or a return of capital – could have an impact on the market price of our common stock. In addition, after we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the dividend distributions they have received) could vary from our expectation, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an IRS audit), with the result that holders of our common stock could incur greater income tax liabilities than expected.

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

—	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

—	The market for similar securities issued by other REITs and other competitors of ours.

—

Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock (for example, if, at a time when the market price of our common stock is significantly above book value per share, investors and analysts change their method of analyzing the value of our common stock and take the position that our common stock should not be valued at a significant premium to book value per share, which could occur if investors and analysts do not believe there is reason to have a positive outlook on the prospects for our business and financial results).

—	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

—

General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.

—

Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

—

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood Trust has one lease for its principal executive and administrative offices located at One Belvedere Place, Mill Valley, California 94941, which expires in 2018. The 2013 rent obligation for this lease is $1.4 million. Redwood has one lease for administrative offices at 1114 Avenue of the Americas – 34th Floor, New York, NY 10036, which expires in 2015. The 2013 rent obligation for this lease is $0.3 million. Redwood has one lease for administrative offices at 4000 MacArthur Blvd, Suite 900, Newport Beach, California 92660. This is a six- month lease that automatically renews at the end of each period. The 2013 rent obligation for this lease is $13 thousand. In the fourth quarter of 2012, we entered into a sublease agreement for administrative offices at 8400 East Prentice Avenue, Suite 1500, Greenwood Village, Colorado, 80111 that will terminate in the first quarter of 2013. We have entered into a lease that will become effective in the second quarter of 2013, for 8310 South Valley Highway, Englewood, CO 80112 and will terminate in 2020. The 2013 rent obligation for these leases in Colorado is $0.2 million. The total rent obligation for the new lease to become effective in the second quarter of 2013 through 2020 is $2 million.

ITEM 3. LEGAL PROCEEDINGS

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2012, the FHLB-Seattle had received approximately $108 million of principal and $10.9 million of interest payments in respect of the Seattle Certificate. As of December 31, 2012, the Seattle Certificate had a remaining outstanding principal amount of approximately $25 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2012, Schwab had received approximately $12 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2012, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.8 million. SRF has denied Schwab’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at December 31, 2012, the FHLB Chicago had received approximately $68 million of principal and $23 million of interest payments in respect of this Chicago Certificate. As of December 31, 2012, this Chicago Certificate had a remaining outstanding principal amount of approximately $37 million. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at December 31, 2012, the FHLB Chicago had received approximately $244 million of principal and $78 million of interest payments in respect of this Chicago Certificate. As of December 31, 2012, this Chicago Certificate had a remaining outstanding principal amount of approximately $133 million (after taking into account approximately $1.6 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In May 2012, Woori Bank filed a claim in United States District Court for the Southern District of New York (case number 12 CV 4254) against Royal Bank of Scotland Group PLC and certain of its subsidiaries (collectively, “RBS”) and certain entities that issued collateralized debt obligations (“CDO securities”), including Acacia CDO 10, Ltd. (“Acacia 10”). Woori Bank alleged claims of common law fraud, negligent misrepresentation, and unjust enrichment under the law of New York State, which claims, insofar as they related to Acacia 10, are generally premised on an allegation that the offering materials for the Acacia 10 CDO securities were false and misleading. In its claim, Woori Bank stated that in August 2006 it acquired from RBS a CDO security issued by Acacia 10 for a purchase price of $10 million, which CDO security was originally rated “A” by Standard and Poor’s. In its claim, Woori Bank further stated that it subsequently sold its interest in that Acacia 10 CDO security in January 2009 for $1.00. In additional to compensatory damages, Woori Bank sought punitive damages and disgorgement of all amounts the defendants received as a result of their involvement in connection with Acacia 10. A subsidiary of Redwood Trust, Inc. has acted as the collateral manager for Acacia 10 continuously since it originally issued CDO securities in August 2006. However, neither Redwood Trust, Inc. nor a collateral manager subsidiary was named as a defendant. In connection with Acacia 10’s issuance of CDO securities, Redwood Trust, Inc. agreed to provide certain indemnities and contribution obligations, including to some or all of the RBS defendants of this claim. On August 17, 2012, Acacia 10 was dismissed from the case without prejudice. On December 27, 2012, the claims against the RBS defendants were dismissed with prejudice. Therefore there are no claims pending against Acacia 10 or against any RBS entity to which Redwood would owe any indemnity or contribution obligation. Redwood Trust, Inc. does not know whether Woori Bank will appeal the dismissal of the RBS entities or file another lawsuit against any of the defendants, or whether any RBS entity will seek to enforce any indemnity and contribution obligation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. At February 21, 2013, our common stock was held by approximately 1,003 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 27,163 at February 7, 2013. At February 25, 2012, there were 81,696,701 shares of common stock outstanding.

The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2012 and 2011 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record	Payable	Per	Dividend
			Date	Date	Share	Type
Year Ended December 31, 2012
Fourth Quarter	$17.00	$13.95	12/14/2012	12/27/2012	$0.25	Regular

Third Quarter	$15.04	$12.38	9/14/2012	9/28/2012	$0.25	Regular

Second Quarter	$12.61	$11.08	6/15/2012	6/29/2012	$0.25	Regular

First Quarter	$12.23	$10.15	3/15/2012	3/30/2012	$0.25	Regular

Year Ended December 31, 2011
Fourth Quarter	$12.01	$9.74	12/15/2011	12/27/2011	$0.25	Regular

Third Quarter	$15.41	$11.17	9/30/2011	10/21/2011	$0.25	Regular

Second Quarter	$15.93	$14.66	6/30/2011	7/21/2011	$0.25	Regular

First Quarter	$17.16	$14.82	3/31/2011	4/21/2011	$0.25	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 30, 2013, for dividend distributions made in 2012, we expect 77% of our dividends paid in 2012 to be characterized as ordinary income and 23% to be characterized as a return of capital for income tax purposes. None of the dividend distributions made in 2012 is expected to be characterized for federal income tax purposes as long-term capital gain dividends.

We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. The following table contains information on the shares of our common stock that we purchased during the year ended December 31, 2012, as well as other restricted share activity as footnoted in the table below.

	Total Number of Shares Purchased		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	11,226	(1)	$10.18	-	4,005,985
February 1, 2012 – June 30, 2012	-		-	-	4,005,985
July 1, 2012 – July 31, 2012	123	(1)	12.48	-	4,005,985
August 1, 2012 – September 30, 2012	-		-	-	4,005,985
October 1, 2012 – October 31, 2012	3,609	(2)	0.01	-	4,005,985
November 1, 2012 – November 30, 2012	1,011	(2)	0.01	-	4,005,985
December 1, 2012 – December 31, 2012	-		-	-	4,005,985

Total	15,969		$10.73	-	4,005,985

(1)	The 11,226 and 123 shares repurchased in January 2012 and July 2012, respectively, represent shares reacquired to satisfy tax withholding requirements on the vesting of restricted shares.
(2)	The 3,609 and 1,011 shares acquired in October 2012 and November 2012, respectively, represent unvested shares forfeited upon termination of employees.

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (NAREIT) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2007. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year — Cumulative Total Return Comparison

December 31, 2007 through December 31, 2012

	2007	2008	2009	2010	2011	2012

Redwood Trust, Inc	100.00	49.76	51.49	56.83	41.87	74.90
NAREIT Mortgage REIT Index	100.00	68.60	85.52	104.82	102.23	122.94
S&P Composite-500 Index	100.00	63.00	79.68	91.68	93.61	108.60

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2011, 2010, 2009, and 2008. Certain amounts for prior periods have been reclassified to conform to the 2012 presentation.

(In Thousands, Except Per Share Data)	2012	2011	2010	2009	2008

Selected Statement of Operations Data:
Interest income	$231,384	$217,179	$230,054	$287,877	$567,545
Interest expense	(120,794)	(99,037)	(84,664)	(132,003)	(416,669)

Net interest income	110,590	118,142	145,390	155,874	150,876
Provision for loan losses	(3,648)	(16,151)	(24,135)	(49,573)	(55,111)
Other market valuation adjustments, net	(10,163)	(40,017)	(19,554)	(87,628)	(492,902)

Net interest income (loss) after provision and market valuation adjustments	96,779	61,974	101,701	18,673	(397,137)
Mortgage banking activities, net	46,630	-	-	-	-
Operating expenses	(65,270)	(47,682)	(53,715)	(46,995)	(60,906)
Realized gains on sales and calls, net	54,921	10,946	63,496	63,166	8,511
(Provision for) benefit from income taxes	(1,291)	(42)	(280)	4,268	3,210

Net income (loss)	131,769	25,196	111,202	39,112	(446,322)
Less: Net (loss) income attributable to noncontrolling interest	-	(1,147)	1,150	(83)	(1,936)

Net Income (Loss) Attributable to Redwood Trust, Inc.	$131,769	$26,343	$110,052	$39,195	$(444,386)

Average common shares – basic	79,529,950	78,299,510	77,841,634	68,458,009	33,022,622
Earnings (loss) per share – basic	$1.61	$0.31	$1.37	$0.56	$(13.46)
Average common shares – diluted	80,673,682	78,299,510	78,810,949	68,990,891	33,022,622
Earnings (loss) per share – diluted	$1.59	$0.31	$1.36	$0.55	$(13.46)
Regular dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$3.00
Selected Balance Sheet Data:
Earning assets	$4,338,313	$5,613,753	$5,049,254	$5,090,188	$5,436,184
Total assets	$4,444,098	$5,743,298	$5,143,688	$5,252,650	$5,581,749
Short-term debt	$551,918	$428,056	$44,137	$-	$-
Asset-backed securities issued – Resecuritization	$164,746	$219,551	$-	$-	$-
Asset-backed securities issued – Commercial	$171,714	$-	$-	$-	$-
Asset-backed securities issued – Sequoia	$2,193,481	$3,710,423	$3,458,501	$3,644,933	$4,508,127
Asset-backed securities issued – Acacia	$-	$209,381	$303,077	$297,596	$346,931
Long-term debt	$139,500	$139,500	$139,500	$140,000	$150,000
Total liabilities	$3,303,934	$4,850,714	$4,068,096	$4,263,559	$5,257,286
Noncontrolling interest	$-	$-	$10,839	$17,370	$22,611
Total stockholders’ equity	$1,140,164	$892,584	$1,064,753	$971,721	$301,852
Number of common shares outstanding	81,716,416	78,555,908	78,124,668	77,737,130	33,470,557
Book value per common share	$13.95	$11.36	$13.63	$12.50	$9.02
Other Selected Data:
Average assets	$5,318,442	$5,357,065	$5,196,293	$5,329,461	$8,026,050
Average debt and ABS issued outstanding	$4,130,216	$4,148,421	$4,011,855	$4,461,745	$7,386,690
Average stockholders’ equity	$987,330	$1,003,523	$1,008,126	$729,032	$556,354
Net income (loss)/average stockholders’ equity	13.3%	2.6%	10.9%	5.4%	(79.9)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Redwood is an internally-managed operating company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”) and we generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries.” Our mortgage banking activities are generally carried out through our operating subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our operating subsidiaries, and to distribute as dividends at least 90% of the income we generate from the investment portfolio at our REIT.

Our residential mortgage banking activities primarily consist of operating a residential mortgage loan conduit – i.e., the acquisition of residential mortgage loans, which we also refer to as residential loans, from third-party originators and the subsequent sale or securitization of those loans. Most of the residential loans we acquire are securitized through our Sequoia securitization program. The process of sponsoring a Sequoia securitization begins with the acquisition, on a loan-by-loan basis (or flow basis), of residential loans originated by banks and mortgage companies located throughout the U.S., periodically augmented by our acquisition of larger pools of residential loans (or bulk acquisitions) that may be available for purchase from other participants in the capital markets for residential loan finance. Our acquisition and accumulation of these loans for securitization is generally funded with equity and short-term debt. Once a sufficient amount of residential loans has been accumulated for securitization, we pool and transfer those loans to a Sequoia securitization entity, establish a financial structure for the securitization, and the Sequoia securitization entity then issues senior and subordinate residential mortgage-backed securities (“RMBS” or “residential securities”) collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities, or those interests that generally have the first right to cash flows and are generally last to absorb losses, are generally issued to third parties we refer to as “senior investors” or “triple-A investors,” while some or all of the remaining subordinate securities, or those interests that generally have the last right to cash flows and are generally first in line to absorb losses, are generally retained by us and held for investment at our REIT. From time to time we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans. We may also retain mortgage servicing rights (“MSRs”) associated with residential loans transferred to a Sequoia securitization entity. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. The MSR owner may also be obligated to fund advances of principal and interest payments due to a third party owner of the loan (including, for example, a securitization trust), but not received on schedule from the loan borrower. We do not originate or directly service residential loans. Residential loans for which we own the MSR are directly serviced by a sub-servicer we retain.

Our commercial mortgage banking activities primarily consist of operating as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing (which we also refer to generally as “commercial loans”) directly to borrowers and through a correspondent network of third-party brokers. We may structure commercial loans as senior or subordinate mortgage loans, as mezzanine loans, or as other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to other participants in the capital markets for commercial real estate finance, primarily to third-party sponsors of commercial loan securitization entities that issue commercial mortgage-backed securities (“CMBS” or “commercial securities”). The mezzanine and subordinate commercial loans we originate are generally transferred to, and held for investment at, our REIT.

Our investment portfolio is primarily held at our REIT, and includes investments in residential securities issued in our Sequoia securitization transactions, as well as residential securities issued by third parties. Some of the securities we invest in are residential re-REMIC support securities or similar securities, which are securities that are generally created through the resecuritization of senior RMBS. Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We may also invest in other assets, securities, and instruments that are related to residential real estate. For example, in addition to investing in MSRs associated with residential loans transferred to Sequoia securitization entities, we may also invest in MSRs acquired directly from third parties. Our investment portfolio includes investments in commercial loans that are originated through our commercial mortgage banking activities and may also include investments in CMBS or other forms of commercial real estate financing originated by others. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Our primary sources of income are net interest income from our investment portfolio and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expenses we incur on borrowed funds and other liabilities. Mortgage banking income consists of, among other things, the fee and gain on sale income we generate through our residential and commercial mortgage banking activities, offset by hedging costs directly associated with engaging in these activities.

Throughout our history we have sponsored or managed other investment entities, including a private limited partnership fund that we managed, the Redwood Opportunity Fund, LP (the “Fund”), as well as Acacia securitization entities, certain of which we continue to manage. The Fund was primarily invested in residential securities and the Acacia entities are primarily invested in a variety of real estate-related assets. We are not currently seeking to sponsor or manage other entities like the Fund or the Acacia securitization entities.

During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT.

Many of the entities we have sponsored or managed are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes based upon applicable accounting guidance set forth by Generally Accepted Accounting Principles in the United States (“GAAP”). However, each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

Our Strategy

As the financial world engaged in broad-based deleveraging following the onset of the financial crisis in 2007, we made a strategic decision in late 2009 to invest in and build out our residential and commercial mortgage banking platforms. We did this with the intent of positioning ourselves to manufacture our own steady sources of attractive mortgage- and other real estate-related investments and engage in activities that would provide us with repeatable gain on sale and fee income. There is commonality between our residential and commercial business activities. In both cases, we have established ourselves as an intermediary between borrowers and senior investors in the capital markets. This strategy works well with the structure of our balance sheet and the talents and extensive relationships of the professionals who make up our residential and commercial teams.

Our residential mortgage banking platform has evolved substantially since the financial crisis began. During the pre-credit crisis period, we were primarily focused on bulk acquisitions of residential loans as a buyer in the competitive auction process. Since mid-2010, our focus has been to acquire prime, jumbo residential loans on a flow basis for the subsequent securitization of those loans, and to a lesser extent, for sale to third parties. Aside from the lack of any material bulk sale activity of newly originated jumbo residential loans, this evolution was, in part, due to our desire to build a franchise value-producing business model that would be prepared to capitalize on the expected eventual reform of Fannie Mae and Freddie Mac (the “Agencies”) and our desire to be competitive in the post-financial crisis era of greater regulatory and capital requirements for all mortgage market participants, particularly for the more heavily regulated banks. While the initial market opportunity appeared small, our confidence was driven by three primary business assumptions: (i) that the U.S. government would eventually reduce its outsized role in the mortgage market; (ii) that new bank regulation, including pending Basel III capital requirements, and legacy bank portfolio issues would open up an opportunity for independent mortgage companies like ours; and (iii) that traditional triple-A investors – i.e., institutional investors that invest in triple-A rated securities created through private label securitizations, such as Sequoia securitizations – would return to the securitization market to provide attractive financing for prime residential loans.

We believe that our three primary business assumptions are beginning to play out. The Federal Housing Finance Agency (“FHFA”), which regulates and is the conservator of Fannie Mae and Freddie Mac, has begun to raise the fees that the Agencies are required to charge loan originators that sell them residential loans, which allows us and other sponsors of private-label securitizations to become more competitive with the Agencies in acquiring residential loans. New bank regulations and pending Basel III capital requirements are forcing the major banks to rethink the ways in which they participate in the residential mortgage origination and financing markets and are causing MSRs to change hands at attractive prices. Meanwhile, demand by triple-A investors for senior securities issued through our Sequoia securitization program has been strong since we restarted our residential loan securitization activity in 2010. We continue to maintain a complete residential mortgage banking team, with a skill set in underwriting, compliance, quality control, secondary marketing, and warehousing, to execute our residential mortgage banking activities.

Our commercial mortgage banking platform was developed to capitalize on an inevitable wave of commercial loan refinancing demand, brought about by the pre-financial crisis era of high-leverage commercial real estate lending. We identified an immediate market need for mezzanine and subordinate financing that could address the gap between commercial borrowers’ funding needs and what traditional senior commercial mortgage lenders would provide in a deleveraged business environment. We also assumed that we would eventually position our platform to become an originator of senior commercial loans, offering value through greater flexibility and certainty of execution for borrowers. We have made progress in both areas, as we have originated more than $300 million of mezzanine and subordinate commercial loans since late 2010, and are now originating senior commercial loans for sale through the capital markets for commercial real estate finance.

Business Update — Fourth Quarter 2012

We continued to execute on our residential and commercial strategies in 2012. We believe we are only at the beginning stages of the build-out of our mortgage banking platforms, but are now experiencing tangible financial results after three years of investment into our residential and commercial loan platforms. We plan to continue to execute and utilize our positions in residential and commercial mortgage banking as a foundation for growth and shareholder value creation.

An important distinction between Redwood and many other REITs is our management compensation structure. We are internally managed and most of our compensation is directly impacted by to Redwood’s financial performance, helping to align our interests with shareholders. This is in contrast to the more common externally-managed REIT structure, where compensation is more closely linked to the amount of equity under management.

Another important distinction is that the operating aspects of our business are increasing in importance relative to our investing activities. Our residential and commercial mortgage banking activities generate taxable earnings within an ordinary corporate structure. Returns from most of our mortgage related investments benefit from the tax efficiencies of a REIT structure. Arriving at a value for Redwood Trust, Inc. on a consolidated basis requires valuing both the mortgage banking operations at our taxable REIT subsidiaries and the investment activities at our REIT.

One challenge to this hybrid model is that our dividend declarations and policy cannot be analyzed with the same investment framework commonly utilized for an investment in a pass-through mortgage REIT. For us, dividends will not track our REIT taxable income directly, as we generally intend to retain economic profits generated and taxed in our operating subsidiaries. While retaining profits at these subsidiaries may lead to lower dividend pay-out ratios and a lower dividend-yielding common stock compared to other publicly traded mortgage REITs, we believe it will enhance our ability to grow profitably. As with most other operating companies, we will be retaining a portion of our GAAP earnings, allowing us to fund growth internally.

We remain committed to paying a dividend as a portion of our generation of shareholder value. We expect that the investing activities at our REIT will remain a significant portion of our overall business. These activities generate REIT taxable income, most of which we must distribute as dividends over time in order to maintain our status as a REIT. Furthermore, we are always aware that, in some circumstances, distributing as dividends the after-tax earnings of our operating subsidiaries may be the best use of those earnings. A portion of our future dividends could therefore be generated from these subsidiaries as well. However, we generally intend to reinvest the after-tax earnings in our operating subsidiaries with the goal of increasing the value of our common stock.

We believe that 2012 was, by and large, a fairly successful year for our business, as we were able to generate a 13.3% return on equity for shareholders while executing on our strategic goals. Our residential loan platform goals for 2012 were to acquire $2 billion of prime jumbo residential loans from 30-40 originators and to complete four to six Sequoia securitizations. We exceeded those goals by acquiring $2.3 billion of loans, increasing the number of active sellers to 62 by the end of the year, and by completing six Sequoia securitizations. We were also able to invest an aggregate of $150 million in new Sequoia securitizations during 2012. Our commercial loan platform goals for 2012 were to originate between $200 and $300 million of mezzanine commercial loans and to obtain debt financing for this portfolio. We also successfully completed a secured financing of our mezzanine commercial loan portfolio in the fourth quarter of 2012. While we originated $156 million of mezzanine commercial loans, we also shifted our strategy in the second half of 2012 to transition toward originating senior commercial loans and increasing gain-on-sale or fee income. We originated $61 million of senior commercial loans (of which $37 million were table funded) and are working to expand this aspect of our platform in the year ahead.

For 2013, our residential platform goals are to add additional loan sellers, loan products, and capital sources. We also have a goal to acquire and securitize approximately $7 billion of residential mortgage loans in 2013. We expect that the majority of the residential loans we acquire will be jumbo loans that are too large (i.e., over $417,000 in most areas and over $625,500 in high cost areas) to be sold to Fannie Mae or Freddie Mac (the “Agencies”). We also plan to acquire “jumbo conforming” loans, those loans between $417,000 and $625,500. The fees the Agencies charge originators to guarantee these loans are rising at the same time that our operations and securitizations are becoming more efficient. As a result, we believe we will be able to compete for and profit from the acquisition and securitization of jumbo conforming loans.

We also believe we can begin to profit later in 2013 from accumulating conforming residential loans (balances under $417,000 that conform to the Agencies’ underwriting standards) and then selling them to the Agencies. We currently have approval to sell conforming loans we acquire to Freddie Mac, and we are working toward obtaining similar approval from Fannie Mae. In addition, we see attractive opportunities (for the first time in many years) to acquire MSRs associated with conforming loans. In order to manage MSRs and to accommodate the expected growth in our jumbo loan conduit activities, we recently leased office space in Denver, Colorado, a supportive environment with a good labor pool of skilled mortgage banking professionals where we expect to be able to hire many of the personnel needed to meet our 2013 residential platform goals. We believe this is an area that could generate healthy volume and profits for us in the future.

We are also interested in potential credit-risk sharing opportunities with the Agencies. We are one of several companies that have been sharing ideas with the Agencies on risk sharing, which appears to be a more complicated concept than initially envisioned. Given the size of the Agency market, we believe the potential to participate in risk sharing could be substantial.

Our commercial loan platform goals for 2013 include originating for sale $1 billion of senior commercial loans and originating for investment $150 million of mezzanine commercial loans. We are off to a good start in 2013, having originated and funded $80 million of senior commercial loans and $26 million of mezzanine commercial loans through February 15, 2013.

Residential Mortgage Banking Activities

Our Sequoia residential mortgage loan platform had a strong fourth quarter and full year in 2012 as measured by increases in: 1) loans we identified for purchase from third-party originators (“sellers”); 2) number of loan sellers we conduct business with; 3) securitization loan volume; and 4) retained investments created from our Sequoia securitizations. We completed two Sequoia securitizations totaling $622 million in the fourth quarter of 2012, as compared to one Sequoia securitization of $313 million in the third quarter of 2012. Our volume of loans identified for purchase grew to $2.2 billion during the fourth quarter of 2012, up from $1.1 billion during the third quarter of 2012, as a result of increased volume from both new and existing loan sellers. The increased volume from our sellers was largely driven by low mortgage rates that compelled existing homeowners to refinance their mortgages. We added 13 active sellers in the fourth quarter to increase the total to 62 at December 31, 2012. Growth in the number of sellers is expected to slow in 2013 as we refine our targeted seller base. However, our acquisition volume is driven not only by the number of sellers we do business with, but also the quantity of loans we acquire from those sellers.

Our sellers are located throughout the U.S. and currently consist of 31 regional and community banks (or their subsidiaries) and 31 mortgage companies. We attempt to consistently offer these sellers competitive pricing on 15- and 30-year jumbo fixed-rate residential mortgages. Sellers can address their interest rate exposure by selling loans they originate to us, a non-bank counterparty, without the concern that we are a direct competitor for their retail borrower relationships. Our fourth quarter 2012 loan acquisitions totaled $789 million, up from $524 million in the third quarter of 2012. At December 31, 2012 we had $563 million of residential loans on our balance sheet, as compared to $418 million at September 30, 2012. This reflects $789 million of loan acquisitions and $23 million of fair value increases, less $2 million of principal payments, $14 million of whole loan sales, and $651 million of sales into the October and November 2012 Sequoia securitizations. At December 31, 2012, residential loans we had identified for purchase totaled $2.34 billion. In January 2013, we completed two additional securitizations totaling $1.06 billion and identified an additional $952 million of loans for purchase, our largest monthly total since we re-established our Sequoia platform in 2010. At February 15, 2013, residential loans we had identified for purchase totaled $2.02 billion, and residential loans held on our balance sheet for future sale or securitization totaled $992 million. We expect to complete up to two additional securitizations during the first quarter of 2013, or up to four for the entire quarter.

We have yet to see significant residential loan gain-on-sale margin compression in our residential business, which we attribute largely to sustained refinance volume and a strengthening economy. Our refinance volume continues to remain in line with the market (the Mortgage Bankers Association estimates that 75% of fourth quarter 2012 mortgage originations were refinancing transactions). Since a high percentage of the loans being originated in the residential mortgage market today are interest-rate driven refinancings, it will be more difficult for the market to grow and for margins to remain elevated if mortgage rates rise significantly, despite recent declines in U.S. unemployment and increased home purchase activity. While we believe that an eventual reduction in loan refinance activity is likely to the extent that interest rates begin to rise, our plan to sustain or grow our loan volume and market share in 2013 and beyond entails: 1) adding additional sellers in 2013 and beyond; 2) adding additional loan products; and, 3) enhancing our infrastructure to further accommodate loan volume growth.

At the end of the fourth quarter of 2012, we owned MSRs on $1.02 billion of prime-quality jumbo residential loans acquired through our residential loan platform. Approximately half of the portfolio was acquired in the fourth quarter of 2012. The capitalized value of these MSRs was $5.3 million, or 52 basis points of the principal amount of the associated mortgage loans. We earn fees from these MSRs, but outsource the actual servicing. We expect servicing fees to increase over time and become an increasing contributor to earnings.

Commercial Mortgage Banking Activities

We continued to make steady progress with our commercial business in the fourth quarter of 2012. In late November 2012, we completed a $291 million securitization of our mezzanine investment portfolio, the first of its kind (with multiple collateral property types) in the post-financial crisis period. The securitization provided us with permanent non-recourse financing for 59% of the portfolio, freed up $168 million of cash for additional investment, and increased the yield on our retained subordinate investment to a more attractive level. For accounting purposes, the securitization is treated as a financing and the loans remain on our balance sheet as “Commercial loans” with the related debt shown as “Asset backed securities issued – Redwood.” At December 31, 2012, we had $313 million of commercial loans (including $29 million of unsecuritized loans and $284 million of securitized loans), as compared to $286 million at September 30, 2012. The change reflects the origination of six loans totaling $44 million, the sale of one loan for $15 million, and $2 million of loan loss provisions.

Our senior commercial loan origination initiative began to gain traction in the fourth quarter of 2012. We originated two senior commercial loans in the fourth quarter totaling $24 million that also provided $4 million of mezzanine loans for our investment portfolio. We sold the remaining senior loan balance of one of those loans plus an additional $37 million senior loan we originated in the third quarter of 2012 to CMBS conduits, and recorded income of $1 million from those sales. We expect to sell the remaining senior commercial loan that we originated in the fourth quarter of 2012 and others we originate in subsequent quarters to CMBS conduits and generate additional income from these sales. Our origination and sale of senior commercial loans will increase the returns from our commercial activities. Since year-end 2012 and through February 15, 2013, we originated seven senior commercial loans totaling $135 million (of which $55 million were table funded) through and at February 15, 2013, we had four senior commercial loans for $73 million in the application stage of origination.

In the fourth quarter of 2012, we funded four mezzanine commercial loans totaling $21 million. This increased our full year 2012 mezzanine loan origination activity to 21 loans totaling $156 million. At December 31, 2012, our mezzanine commercial loan portfolio consisted of 35 investments totaling $305 million. This excludes an $8.5 million commercial senior loan we held for sale at December 31, 2012. The gross-yield on the mezzanine commercial loan portfolio, prior to the application of GAAP loan loss provisions, was just over 10% and was funded through a combination of the November 2012 securitization we completed (56%) and equity (44%). While we expect mezzanine commercial loan origination opportunities to wane over time, we still expect to find attractive opportunities in 2013 and through February 15, 2013, we had originated five mezzanine loans totaling $26 million. We continue to target up to $300 million of equity capital to fund our commercial investments and mortgage banking activities, although it is possible that our allocation could exceed that amount from time to time in anticipation of asset sales or other transactions.

Financial Results – Fourth Quarter 2012

We believe our residential and commercial businesses continued to generate attractive results in the fourth quarter of 2012. Fourth quarter 2012 highlights include:

—	We completed two residential securitizations totaling $622 million

—	At year-end, we held residential loans totaling $561 million for sale or securitization and our loans we had identified for purchase was $2.34 billion

—	Our residential loan gain on sale margins remained elevated

—	We completed a secured financing of $291 million of mezzanine commercial loans, generating $168 million in capital for reinvestment

—	We originated four new mezzanine commercial loans totaling $21 million

—	We made progress on our senior commercial loan initiative, originating two loans totaling $24 million and ending 2012 with loans in the application stage of origination of $80 million.

We maintained positive earnings momentum in the fourth quarter of 2012, earning $42 million, or $0.50 per share, as compared to $40 million, or $0.48 per share, in the third quarter of 2012. We believe that our key earnings metrics were encouraging. In terms of the major earnings components (after giving effect to the one-time reclassification adjustments described below), net interest income on our investments was in line with past quarters, mortgage banking income continued to trend higher, operating expenses were up only modestly from the third quarter due to our expanding infrastructure, and realized gains on sales were lower than the third quarter.

During the fourth quarter of 2012, we sold our remaining interests in nine legacy Acacia entities and ten legacy Sequoia entities. Our interests in these entities had an aggregate economic value of approximately $8 million. From a financial reporting standpoint, however, our interests in these legacy entities added significant complexity to our balance sheet presentation, as we were required to consolidate these legacy entities’ underlying assets and liabilities, which totaled $933 million and $948 million, respectively, at November 30, 2012.

The sale of our interests in these legacy entities triggered a derecognition of their underlying assets and liabilities for financial reporting purposes and resulted in a $4 million net, non-recurring increase to fourth quarter 2012 earnings. The $4 million net, non-recurring increase is not reflected as a simple line item in our fourth quarter income statement. Instead, it is expressed as an $11 million decrease to net interest income, reflecting the accelerated recognition of Acacia entities’ deferred hedging costs, and a $15 million realized gain upon deconsolidation. The $15 million gain primarily reflects the proceeds we received on the sale of our interests in these legacy entities, as well as our recovery of excess loan loss reserves related to legacy Sequoia entities that we were required to record in past periods under GAAP.

The following table sets forth the components of our third and fourth quarter 2012 net income, together with a non-GAAP presentation of the components of our fourth quarter 2012 net income. The non-GAAP presentation reflects two reclassification adjustments which, overall, do not impact reported net income under GAAP, but which reflect the impact of the deconsolidation of legacy Acacia and Sequoia entities in a manner consistent with the way management analyzes fourth quarter net income results and the manner in which management compares our fourth quarter results to our third quarter 2012 results.

Table 1 Consolidated GAAP Income

	Three Months Ended
	December 31, 2012			September 30, 2012
		Reclassification	(Non-GAAP)
(In Thousands)	As Reported	Adjustments (1)	As Adjusted	As Reported
Net interest income	20	11	31	31
Provision for loan losses	(3)	-	(3)	(1)
Other market valuation adjustments, net	(1)	-	(1)	(3)
Mortgage banking activities, net	24	-	24	17
Operating expenses	(18)	-	(18)	(17)

Total realized gains, net: (2)
Realized gains on sales, net	5	-	5	14
Realized gain on deconsolidation	15	(11)	4	-
Provision for income taxes	-	-	-	(1)

Net Income	$42	$-	$42	$40

(1)

The Reclassification Adjustments column shows two non-GAAP reclassification entries that impact items reported under GAAP, but which, overall, do not impact reported net income. First, Net interest income is increased by $11 million to address the non-recurring impact on net interest income of $11 million of accelerated recognition of deferred hedging costs relating to Acacia entities and resulting from the deconsolidation of these entities. Second, Realized gain on deconsolidation is decreased by $11 million to reflect that the deconsolidation of Sequoia and Acacia entities resulted in a non-recurring net gain of only $4 million.

(2)	Total realized gains, net were $20 million as reported under GAAP for the three months ended December 31, 2012.

Continuing on with our fourth quarter 2012 results, the $24 million of mortgage banking income we realized in the fourth quarter of 2012 made up a larger share of our reported net income than the $17 million we reported for the third quarter of 2012. The increase was due to higher residential securitization and loan acquisition volumes, and attractive gain on sale margins that remain well above the more normalized 25 to 50 basis points that we expect to earn over time from this activity. Our profits on residential loans we have accumulated and sold into securitizations continue to be driven by the relatively wide spread between jumbo mortgage rates and securitization funding costs.

Net interest income, the other primary revenue driver, was $31 million in the fourth quarter of 2012 (as adjusted by the non-GAAP reclassification set forth in the table above), which was equal to GAAP net interest income in the third quarter of 2012, as our investment activity for third-party securities remained subdued. As reported under GAAP, net interest income for the fourth quarter was $20 million.

Realized gains from sales of third-party securities with a GAAP book value of $15 million were $5 million in the fourth quarter of 2012. This compares to sales of third-party securities with a GAAP book value of $48 million and realized gains of $14 million in the prior quarter.

GAAP book value at December 31, 2012, was $13.95 per share, an increase of $1.07 from September 30, 2012. Continued rising prices for our securities contributed $0.59 per share of the increase. We also retained $0.25 per share of fourth quarter 2012 GAAP earnings after the payment of a $0.25 per share fourth quarter dividend. An additional $0.15 per share of the increase resulted from the deconsolidation of Acacia and certain Sequoia entities during the fourth quarter.

The following table presents the changes in GAAP book value per share for each quarter of 2012.

Table 2 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Beginning book value per share	$12.88	$12.00	$12.22	$11.36
Net income	0.50	0.48	0.24	0.37
Unrealized gains on securities	0.59	0.52	0.03	0.52
Unrealized gains (losses) on hedges (1)	0.20	0.04	(0.19)	0.18
Equity issuance	0.01	0.06	-	-
Other, net	0.02	0.03	(0.05)	0.04
Dividends	(0.25)	(0.25)	(0.25)	(0.25)

Ending Book Value per Share	$13.95	$12.88	$12.00	$12.22

(1)

Unrealized gains on hedges for the three months ended December 31, 2012, includes $0.15 per share attributable to the accelerated amortization of unrealized derivative losses related to the Acacia entities deconsolidated in the fourth quarter of 2012.

Investment and Portfolio Sales Activity

We deployed $63 million of capital into new investments in the fourth quarter of 2012, down from $88 million in the third quarter of 2012. The following table summarizes our investment activity for each quarter of 2012 and for the year ended December 31, 2012.

Table 3 Quarterly Investment Activity

	Three Months Ended				Year Ended December 31, 2012
(In Millions)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Residential investments
New Sequoia RMBS	$42	$24	$23	$61	$150
Third-Party RMBS	-	33	103	223	359
Less: Short-term debt	-	(9)	(83)	(175)	(267)

Net residential investments	42	48	43	109	242
Commercial investments	21	40	69	27	157

Equity Capital Invested	$63	$88	$112	$136	$399

At December 31, 2012, our residential securities portfolio totaled $1.1 billion and was financed with a combination of $372 million of short-term debt, $165 million of non-recourse resecuritization debt, and $558 million of equity. Our residential securities portfolio was up over 3 percentage points in price, or $40 million, in the fourth quarter of 2012, due in part to the overall firming of home prices and the Federal Reserve’s continued purchases of Agency MBS. Given strong demand for seasoned residential securities and a steady decline in market yields, we continued to strategically sell selected positions and generate capital for new investments.

We did not purchase any third-party securities in the fourth quarter of 2012. Our fourth quarter portfolio investment activity was instead driven by our acquisition of $42 million of subordinate and IO securities created from new Sequoia securitizations. For all of 2012, we created and retained $150 million of securities from Sequoia securitizations. Over time, we expect that investments created through our Sequoia program or other mortgage banking activities, as well as through the acquisition of newly issued subordinate securities from third-party securitization sponsors, will replace the senior residential securities in our investment portfolio. Senior securities in our portfolio continue to pay down or be sold, and represented 67% of the portfolio at the end of the fourth quarter of 2012, down from 71% at the end of the third quarter of 2012, and down from 75% a year at the end of the fourth quarter 2011.

Summary of Results of Operations

Net Income (Loss)

Our reported GAAP net income was $42 million ($0.50 per share) and $132 million ($1.59 per share) for the three and twelve months ended December 31, 2012, respectively, as compared to a net loss of $3 million ($0.03 per share) and net income of $26 million ($0.31 per share) for the three and twelve months ended December 31, 2011, respectively. The following table presents the components of our GAAP net income (loss) for the three and twelve months ended December 31, 2012 and 2011.

Table 4 Net Income (Loss)

	Three Months Ended December 31,		Year Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2012	2011
Interest income	$53,397	$56,495	$231,384	$217,179
Interest expense	(32,971)	(29,115)	(120,794)	(99,037)

Net interest income	20,426	27,380	110,590	118,142
Provision for loan losses	(3,394)	(7,784)	(3,648)	(16,151)
Other market valuation adjustments, net	(660)	(9,682)	(10,163)	(40,017)

Net interest income after provision and other market valuation adjustments	16,372	9,914	96,779	61,974
Mortgage banking activities, net	23,887	-	46,630	-
Operating expenses	(18,370)	(12,574)	(65,270)	(47,682)
Realized gains, net	20,365	102	54,921	10,946
Provision for income taxes	(176)	-	(1,291)	(42)
Less: Net loss attributable to noncontrolling interest	-	-	-	(1,147)

Net Income (Loss)	$42,078	$(2,558)	$131,769	$26,343

Diluted weighted average common shares outstanding	82,498,436	78,369,879	80,673,682	78,299,510
Net earnings (loss) per share	$0.50	$(0.03)	$1.59	$0.31

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income (loss).

Net Interest Income after Provision and Other MVA

Net interest income after provision and other MVA was $16 million for the fourth quarter for 2012, as compared to $10 million for the fourth quarter of 2011, an increase of $6 million. This increase was primarily due to fewer negative market valuation adjustments taken the fourth quarter of 2012, as impairments on securities and derivative expenses declined by $9 million. In addition, our loan loss provision expense declined $4 million as the overall credit quality of loans at legacy Sequoia entities improved during 2012. These amounts were partially offset by a decline in net interest income of $7 million, primarily due to a one-time expense of $11 million at consolidating entities. This expense represents an acceleration of Acacia-related hedging expenses as a result of our deconsolidation of all remaining Acacia entities for financial reporting purposes during the fourth quarter of 2012. For further discussion, see the “Financial Results – Fourth Quarter 2012” section and the “Net Interest Income at Consolidated Entities” section of this Management’s Discussion and Analysis.

Of the $42 million of net income earned during the three months ended December 31, 2012, we recognized net income of $8 million for the fourth quarter from our investments in legacy Sequoia and Acacia securitization entities, as compared to net income of $3 million for the previous quarter. This increase was primarily attributable to the $4 million net, non-recurring increase to earnings recognized upon deconsolidation of certain securitization entities. This increase was partially offset by declining interest income as average earning assets at these entities continue to paydown or be deconsolidated.

The following table details the components of other MVA for both the three and twelve months ended December 31, 2012 and 2011.

Table 5 Components of Other MVA

	Three Months Ended December 31,		Year Ended December 31,
(In Thousands)	2012	2011	2012	2011
Residential loans, at lower of cost or fair value	$51	$6	$623	$380
Commercial loans, at fair value	108	(742)	241	616
Trading securities	10,343	(14,256)	86,165	(9,293)
Impairments on AFS securities	(667)	(4,301)	(2,509)	(9,472)
REO	20	(208)	(344)	(1,624)
Other derivative instruments, net	(1,950)	(7,722)	(12,581)	(47,937)
ABS issued - Acacia	(8,565)	17,541	(81,758)	27,313

Total Other MVA, Net	$(660)	$(9,682)	$(10,163)	$(40,017)

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes net income from MSRs, valuation changes related to derivatives used to manage certain risks associated with the loans we own or plan to acquire and securitize, and gains from mortgage loan sales and securitizations. The following tables present the components of mortgage banking activities, net, for the three and twelve months ended December 31, 2012.

Table 6 Mortgage Banking Activities at Redwood (Parent)

(In Thousands)	Three Months Ended December 31, 2012	Year Ended December 31, 2012
Income from MSRs, net	$341	$623
Net valuation gains on residential loans	22,770	37,762
Net valuation losses from MSRs	(819)	(2,014)
Net valuation losses from risk management derivatives	(1,826)	(10,609)
Net gains on residential loan sales and securitizations	2,266	19,713
Net gains on commercial loan sales	1,155	1,155

Total Mortgage Banking Activities, Net	$23,887	$46,630

Income from mortgage banking activities, net, was $24 million in the fourth quarter of 2012, and $47 million for 2012. The $24 million recognized in the fourth quarter of 2012 was a $7 million increase from the $17 million recognized in the third quarter of 2012. This increase resulted primarily from rising values for loans we held on our balance sheet for securitizations during the fourth quarter, primarily due to strong demand for AAA-rated securities backed by those types of loans. In the third quarter of 2012, we began recognizing all changes in fair value for residential loans held-for-sale through our income statement. We believe that accounting change further aligns our reported GAAP results with the economics underlying our residential loan activities. Consequently, we expect gains (or losses) on the sale of residential loans during subsequent reporting periods to be smaller, all else equal, since we expect their cost basis at the end of each quarter to already reflect the price at which we believe they could be sold.

Income from mortgage banking activities, net also included $3 million in gains from the sale of $681 million of loans through securitization and whole loan sales. These gains were partially offset by hedging expenses of $2 million. An additional result of our adoption of fair value accounting for new residential loans held-for-sale is the greater likelihood that hedging gains or losses will be offset by gains or losses in the value of our loans during the same quarter that the valuation changes occur, as opposed to a potential offset in a future quarter.

Realized Gains, Net

Realized gains, net, were $20 million for the fourth quarter of 2012, a $20 million increase from the fourth quarter of 2011. During the fourth quarter of 2012, we sold $20 million of available-for-sale (“AFS”) securities for a gain of $5 million. In addition, we recognized a one-time net gain of $15 million related to the deconsolidation of certain Acacia and Sequoia entities during the fourth quarter of 2012. For further discussion, see the “Financial Results – Fourth Quarter 2012” section and the “Net Interest Income at Consolidated Entities” section of this Management’s Discussion and Analysis.

The following table details the components of realized gains, net, for the three and twelve months ended December 31, 2012 and 2011.

Table 7 Realized Gains, Net

	Three Months Ended December 31,		Year Ended December 31,
(In Thousands)	2012	2011	2012	2011
Net gains on sales of real estate securities	$5,215	$-	$32,309	$9,141
Net gains on extinguishment of debt	52	102	392	919
Net gains on calls of real estate securities	29	-	142	1,142
Gain (loss) on deconsolidation	15,069	-	22,078	(256)

Total Realized Gains, Net	$20,365	$102	$54,921	$10,946

Operating Expenses

Operating expenses were $18 million during the fourth quarter of 2012, an increase of $6 million from the fourth quarter of 2011. The increase was primarily due to an increase in employee headcount and variable compensation costs, which are largely associated with improved business results and additional infrastructure requirements.

Operating expenses were $65 million, $48 million, and $54 million for the years ended December 31, 2012, 2011, and 2010, respectively. Changes in operating expenses during these periods primarily related to fluctuations in employee headcount and variable compensation costs.

Estimated Taxable Income (Loss) for Federal Tax Purposes

Our estimated total taxable income was $13 million ($0.16 per share) for the fourth quarter of 2012, as compared to taxable loss of less than $1 million ($0.01 per share) for the fourth quarter of 2011. Our estimated REIT taxable income was $18 million ($0.23 per share) for the fourth quarter of 2012, as compared to REIT taxable income of $3 million ($0.04 per share) for the fourth quarter of 2011. Total realized credit losses on our investments for the fourth quarters of 2012 and 2011 were $4 million ($0.05 per share) and $15 million ($0.19 per share), respectively, for tax purposes.

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

Summary of Financial Condition, Capital Resources, and Liquidity

At December 31, 2012, our total capital was $1.28 billion, including $1.14 billion in stockholders’ equity and $140 million of long-term debt. At December 31, 2012, we estimated our investment capacity (defined as the amount of capital we have readily available for long-term investments) at approximately $130 million, which should be sufficient to sustain our capital needs through the first quarter of 2013. To carry out our plans for investment in future Sequoia securitizations, MSRs, and other business initiatives, we expect to need more capital during 2013. As a result, we are considering raising capital from external sources, such as through a debt or equity offering. We also continue to maintain the option of raising capital through “just in time” common stock issuances through our Direct Stock Purchase Plan. Our approach to raising capital will continue to be based on what we believe to be in the best long-term interest of shareholders.

Changes in Book Value and Estimated Non-GAAP Economic Value

During the fourth quarter of 2012, our GAAP book value increased by $1.07 per share to $13.95 per share. The net increase resulted from a $0.50 per share increase from reported earnings, $0.59 per share increase in net positive valuation increases on securities not reflected in earnings, a $0.20 per share increase in value of derivative hedges related to long-term debt not reflected in earnings, a $0.01 per share increase from a share issuance, and a $0.02 per share increase from other net positive items, offset by $0.25 per share from dividends paid to shareholders.

At December 31, 2012, our estimate of non-GAAP economic value per share was $14.48, or $0.53 per share higher than our reported GAAP book value per share. This difference is made up of the following components: The economic valuation of our long-term debt of $91 million (without giving effect to interest rate agreements designated as cash flow hedges with respect to long-term debt), was $49 million, or $0.60 per share, below the unamortized cost basis used to determine GAAP book value; the economic valuation of our net investment in Sequoia of $89 million was $1 million, or $0.01 per share, above the net unamortized cost basis used to determine GAAP book value; the economic valuation of our net investment in the Commercial Securitization of $119 was $1 million, or $0.01 per share, above the net unamortized cost basis used to determine GAAP book value; and, the economic valuation of our investment in the Residential Resecuritization of $154 million, was $7 million, or $0.09 per share, below the net unamortized cost basis used to determine GAAP book value. A further discussion of our estimate of non-GAAP economic value is set forth below under “Investments in Consolidated Entities” and “Factors Affecting Management’s Estimate of Economic Book Value.”

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia securitization entities totaled $89 million, or 8% of our equity capital at December 31, 2012. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the fourth quarter of 2012, cash flow generated by our investments in these entities totaled $7 million. Management’s estimate of the non-GAAP economic value of our investments in these entities was $90 million. Of this amount, $44 million consisted of IOs and $46 million consisted of senior and subordinate securities at Sequoia entities.

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

Our estimated non-GAAP economic value is calculated using bid-side asset marks (or estimated bid-side values) and offer-side marks for our financial liabilities (or estimated offered-side values), when available, using the same valuation process used to estimate the fair values of our other financial assets and liabilities under GAAP. When quoted market prices or observable market data are not available to estimate fair value, we rely on Level 3 inputs. Because assets and liabilities classified as Level 3 are generally based on unobservable inputs, the process of calculating economic value is generally subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of economic value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Cash and Cash Equivalents

At December 31, 2012, we had $81 million of cash and cash equivalents, as compared to $39 million at September 30, 2012, an increase of $42 million. The increase was primarily attributable to the cash raised from two Sequoia securitizations, cash raised from our Commercial Securitization, and residential and commercial loan sales to third parties, offset by acquisitions of residential mortgage loans and originations of commercial loans.

As a supplement to the Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K, the following table details our sources and uses of cash for the three and twelve months ended December 31, 2012, in a manner consistent with the way management analyzes them. This table illustrates our cash balances at December 31, 2012, September 30, 2012, and December 31, 2011 (each a GAAP amount), and organizes the components of sources and uses of cash (non-GAAP amounts) by aggregating and netting all items within our GAAP Consolidated Statements of Cash Flows that were attributable to the periods presented.

Table 8 Sources and Uses of Cash

(In Millions)	Three Months Ended December 31, 2012	Year Ended December 31, 2012
Beginning Cash Balance	$39	$267
Business cash flow (1)
Loans, securities, and investments (2)	61	250
Operating expenses	(12)	(47)
Interest expense on other borrowed funds (3)	(5)	(19)
Dividends	(20)	(80)

Net business cash flow	24	104

Investment-related cash flow
Acquisition of residential loans	(789)	(2,312)
Origination/acquisition of commercial loans	(44)	(180)
Acquisition of third-party securities (4)	(21)	(359)
Sale of third-party securities	20	177
Investments in Sequoia Entities, net (5)	(34)	(125)

Total investment-related cash flow	(868)	(2,799)

Financing and other cash flow
Proceeds from residential loan sales	681	2,197
Proceeds from commercial securitization	168	168
Proceeds from short-term debt, net	7	251
Proceeds from (repayments of) warehouse debt, net	23	(127)
Margin returned, net	3	8
Derivative pair-off/premiums paid	(2)	(23)
Share issuance	2	32
Changes in working capital	4	3

Net financing and other cash flow	886	2,509

Ending Cash Balance	$81	$81

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

(2)

Sources of cash from loans, securities, and investments includes the gross cash flow received from the securities that were included in the Residential Resecuritization, net of the principal and interest payments made in respect of the ABS issued in that Residential Resecuritization as well as the gross cash flow received from the commercial loans that were included in the Commercial Securitization, net of the principal and interest payments made in respect of the ABS issued in that Commercial Securitization.

(3)	Other borrowed funds consist of short-term repurchase and warehouse debt, and long term debt.

(4)

Securities acquisitions of $21 million made in the fourth quarter that settled in October are reflected in the fourth quarter under Acquisitions of third-party securities, net. There were no unsettled trades at December 31, 2011 or 2012.

(5)

Investments in Sequoia Entities, net during the fourth quarter of 2012 included $42 million of securities. We also sold $8 million of securities related to our investments in pre-2010 Sequoia entities. Investments in Sequoia Entities, net during the year ended December 31, 2012 included $150 million of new investments and sales of $25 million of investments.

Real Estate Securities at Redwood

The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at December 31, 2012. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential securities, by quality of underlying loans — prime and non-prime.

Table 9 Securities at Redwood by Vintage and as a Percentage of Total Securities (1)

December 31, 2012	2004 &		2006 -			% of Total
(In Millions)	Earlier	2005	2008	2012	Total	Securities
Residential
Senior
Prime	$22	$190	$255	$10	$477	43%
Non-prime	99	162	6	-	267	24%

Total Senior	121	352	261	10	744	67%
Re-REMIC	-	67	96	-	163	15%
Subordinate
Prime	56	13	2	114	185	17%
Non-prime	2	1	-	-	3	- (2)

Total Subordinate	58	14	2	114	188	17%

Total Residential	179	433	359	124	1,095	99%
Commercial	14	-	-	-	14	1%
CDO	-	-	-	-	-	-

Total Securities at Redwood	$193	$433	$359	$124	$1,109	100%

(1)

Included in the residential securities table above are $325 million of senior securities that are included the Residential Resecuritization. Under GAAP accounting, we account for the Residential Resecuritization as a financing even though these securities are owned by the Residential Resecuritization entity and are legally not ours. We own only the securities and interests that we acquired from the Residential Resecuritization entity, which amounted to $145 million at December 31, 2012. As a result, to adjust at December 31, 2012 for the legal and economic interests that resulted from the Residential Resecuritization, Total Residential Senior Securities would be decreased by $325 million to $419 million, Total Re-REMIC Residential Securities would be increased by $145 million to $308 million, and Total Residential Securities would be reduced by $180 million to $915 million.

(2)	The fair value of these securities are less than 1% of the fair value of the total securities.

During the fourth quarter of 2012, our securities portfolio increased $40 million to $1.1 billion. This increase is attributable to $42 million of acquisitions of Sequoia-related securities and a $46 million increase in the value of our entire securities portfolio, partially offset by $15 million of sales and $33 million from the effect of principal repayments. Our fourth quarter 2012 acquisitions included $7 million of prime senior securities and $35 million of prime subordinate securities. Since the end of the fourth quarter and through February 15, 2013, we sold $9 million of securities at Redwood and expect to report net gains of $14 million associated with these sales.

We financed our holdings of residential securities with short-term debt secured by securities (repo debt), through the Residential Resecuritization (resecuritization debt), and with equity capital. During the fourth quarter of 2012, average repo debt amounted to $377 million and the average resecuritization debt amounted to $169 million.

Derivatives at Redwood

At December 31, 2012, we had net derivative liabilities of $48 million, as compared with net derivative liabilities of $65 million at December 31, 2011. We are party to interest rate swaps, interest rate swaptions, TBA contracts sold, net, and financial futures that we generally utilize to (i) manage risks associated with residential loans we own or plan to acquire and securitize; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at December 31, 2012 and 2011.

Table 10 Derivatives at Redwood

(In Thousands)	December 31, 2012	December 31, 2011
Assets - Risk Management Derivatives
Interest rate swaps	$739	$-
Futures	-	47
Swaptions	2,233	-

Total Derivative Assets	2,972	47

Liabilities - Cash Flow Hedges
Interest rate swaps	(48,581)	(54,353)
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,893)	(5,270)
TBAs	-	(5,060)
Futures	(607)	(186)

Total Derivative Liabilities	(51,081)	(64,869)

Total Derivative Financial Instruments, Net	$(48,109)	$(64,822)

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At December 31, 2012, we had net unrealized gains of $139 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $152 million increase from the net unrealized losses of $13 million at December 31, 2011. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the year ended December 31, 2012.

Table 11 Accumulated Other Comprehensive Income (Loss) Recognized in Stockholders’ Equity

	Senior	Re-REMIC	Subordinate
(In Millions)	Residential	Residential	Residential	Commercial	CDO	Derivatives	Total
Beginning balance - December 31, 2011	$21	$37	$(6)	$2	$-	$(67)	$(13)
OTTI recognized in OCI	-	-	-	-	-	-	-
Net unrealized gain on real estate securities	69	27	28	8	-	-	132
Net unrealized gain on interest rate agreements	-	-	-	-	-	4	4
Reclassification:
OTTI to net income	-	-	1	-	-	-	1
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	15	15

Ending balance - December 31, 2012	$90	$64	$23	$10	$-	$(48)	$139

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The increase in benchmark interest rates during 2012 caused a $4 million increase in the value of these derivatives.

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and other Consolidated Entities in order to supplement our consolidated GAAP results for the years ended December 31, 2012, 2011, and 2010. These tables do not represent separate business segments, as we manage and evaluate our business as one reportable unit. Rather, they are intended to separate the accounts of independent securitization entities that are bankruptcy-remote from us and from each other but for which we are still required to consolidate for financial reporting purposes. They have been structured such that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

Table 12 Consolidating Income Statements

	Year Ended December 31, 2012
	Redwood	Consolidated	Redwood
(In Thousands)	(Parent) (1)	Entities	Consolidated
Interest income	$139,087	$92,297	$231,384
Interest expense	(24,943)	(95,851)	(120,794)

Net interest income	114,144	(3,554)	110,590
Provision for loan losses	(3,477)	(171)	(3,648)
Other market valuation adjustments, net	(16,307)	6,144	(10,163)

Net interest income after provision and other market valuation adjustments	94,360	2,419	96,779
Mortgage banking activities, net	46,630	-	46,630
Operating expenses	(65,122)	(148)	(65,270)
Realized gains, net	32,451	22,470	54,921

Net income before provision for taxes	108,319	24,741	133,060
Provision for income taxes	(1,291)	-	(1,291)

Net Income	$107,028	$24,741	$131,769

	Year Ended December 31, 2011
	Redwood	Consolidated	Redwood
(In Thousands)	(Parent) (1)	Entities	Consolidated
Interest income	$110,689	$106,490	$217,179
Interest expense	(13,093)	(85,944)	(99,037)

Net interest income	97,596	20,546	118,142
Provision for loan losses	(607)	(15,544)	(16,151)
Market valuation adjustments, net	(29,499)	(10,518)	(40,017)

Net interest income (loss) after provision and market valuation adjustments	67,490	(5,516)	61,974
Operating expenses	(47,421)	(261)	(47,682)
Realized gains (losses), net	11,583	(637)	10,946
Noncontrolling interest	-	1,147	1,147

Net income (loss) before provision for taxes	31,652	(5,267)	26,385
Provision for income taxes	(42)	-	(42)

Net Income (Loss)	$31,610	$(5,267)	$26,343

	Year Ended December 31, 2010
(In Thousands)	Redwood (Parent)	Consolidated Entities	Redwood Consolidated
Interest income	$107,594	$122,460	$230,054
Interest expense	(8,345)	(76,319)	(84,664)

Net interest income	99,249	46,141	145,390
Provision for loan losses	-	(24,135)	(24,135)
Other market valuation adjustments, net	(4,287)	(15,267)	(19,554)

Net interest income after provision and other market valuation adjustments	94,962	6,739	101,701
Mortgage banking activities, net	-	-	-
Operating expenses	(53,125)	(590)	(53,715)
Realized gains, net	56,498	6,998	63,496
Noncontrolling interest	-	(1,150)	(1,150)

Net income before provision for taxes	98,335	11,997	110,332
Provision for income taxes	(280)	-	(280)

Net Income	$98,055	$11,997	$110,052

(1)

For the years ended December 31, 2012 and 2011, the consolidating income statement presents the income generated and expense incurred by the Residential Resecuritization and Commercial Securitization entities under Redwood (Parent).

At December 31, 2012, 52% of our consolidated assets and 66% of our consolidated liabilities were owned at consolidated Sequoia entities.

The following table presents the components of our non-GAAP consolidating balance sheets at December 31, 2012 and 2011.

Table 13 Consolidating Balance Sheet

December 31, 2012 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$562,658	$2,272,812	$2,835,470
Commercial loans	313,010	-	313,010
Real estate securities, at fair value:
Trading securities	33,172	-	33,172
Available-for-sale securities	1,075,581	-	1,075,581
Cash and cash equivalents	81,080	-	81,080

Total earning assets	2,065,501	2,272,812	4,338,313
Other assets	93,907	11,878	105,785

Total Assets	$2,159,408	$2,284,690	$4,444,098

Short-term debt	$551,918	$-	$551,918
Other liabilities	80,472	2,103	82,575
Asset-backed securities issued	336,460	2,193,481	2,529,941
Long-term debt	139,500	-	139,500

Total liabilities	1,108,350	2,195,584	3,303,934

Stockholders’ equity	1,051,058	89,106	1,140,164

Total Liabilities and Equity	$2,159,408	$2,284,690	$4,444,098

December 31, 2011 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$395,237	$3,799,648	$4,194,885
Commercial loans	157,726	12,129	169,855
Real estate securities, at fair value:
Trading securities	22,041	231,101	253,142
Available-for-sale securities	728,695	-	728,695
Cash and cash equivalents	267,176	-	267,176

Total earning assets	1,570,875	4,042,878	5,613,753
Other assets	90,894	38,651	129,545

Total Assets	$1,661,769	$4,081,529	$5,743,298

Short-term debt	$428,056	$-	$428,056
Other liabilities	72,271	71,532	143,803
Asset-backed securities issued	219,551	3,919,804	4,139,355
Long-term debt	139,500	-	139,500

Total liabilities	859,378	3,991,336	4,850,714

Stockholders’ equity	802,391	90,193	892,584

Total Liabilities and Equity	$1,661,769	$4,081,529	$5,743,298

(1)

The consolidating balance sheet presents the assets and liabilities of the Residential Resecuritization and Commercial Securitization under Redwood (Parent), although these assets and liabilities are owned by their respective entities and are legally not ours and we own only the securities and interests that we acquired from these entities. At December 31, 2012 and 2011, the Residential Resecuritization accounted for $326 million and $325 million, respectively, of available-for-sale real estate securities and other assets and $220 million and $220 million, respectively, of asset-backed securities issued and other liabilities. At December 31, 2012, the Commercial Securitization accounted for $290 million of commercial loans held-for-investment and other assets and $173 million of asset-backed securities issued and other liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $94 million in 2012, as compared to $67 million in 2011 and $95 million in 2010. The following table presents the components of net interest income after provision and other MVA at Redwood for the years ended December 31, 2012, 2011, and 2010.

Table 14 Net Interest Income after MVA at Redwood (Parent)

	Years Ended December 31,
	2012			2011
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$15,446	$392,326	3.94%	$10,901	$237,837	4.58%
Commercial loans	26,048	233,490	11.16%	7,950	74,949	10.61%
Trading securities	11,766	33,656	34.96%	8,047	21,205	37.95%
Available-for-sale securities	85,767	859,619	9.98%	83,751	643,257	13.02%
Cash and cash equivalents	60	125,447	0.05%	40	123,502	0.03%

Total interest income	139,087	1,644,538	8.46%	110,689	1,100,750	10.06%
Interest Expense
Short-term debt	(9,390)	487,003	(1.93) %	(1,031)	56,667	(1.82) %
ABS issued	(5,970)	205,099	(2.91) %	(2,548)	102,239	(2.49) %
Long-term debt (1)	(3,946)	139,050	(2.84) %	(3,663)	138,237	(2.65) %
Interest rate agreements (1)	(5,637)	139,050	(4.05) %	(5,851)	138,237	(4.23) %

Total interest expense	(24,943)	831,151	(3.00) %	(13,093)	338,134	(3.87) %

Net Interest Income	114,144			97,596
Provision for loan losses	(3,477)			(607)
Other MVA, net	(16,307)			(29,499)

Net Interest Income After Provision and Other MVA	$94,360			$67,490

	Years Ended December 31,
	2011			2010
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$10,901	$237,837	4.58%	$2,421	$48,064	5.04%
Commercial loans	7,950	74,949	10.61%	448	3,735	11.99%
Trading securities	8,047	21,205	37.95%	10,107	20,127	50.22%
Available-for-sale securities	83,751	643,257	13.02%	94,392	659,863	14.30%
Cash and cash equivalents	40	123,502	0.03%	226	207,392	0.11%

Total interest income	110,689	1,100,750	10.06%	107,594	939,181	11.46%
Interest Expense		-
Short-term debt	(1,031)	56,667	(1.82) %	(81)	4,814	(1.68) %
ABS issued	(2,548)	102,239	(2.49) %	-	-	-
Long-term debt (1)	(3,663)	138,237	(2.65) %	(4,407)	138,466	(3.18) %
Interest rate agreements (1)	(5,851)	138,237	(4.23) %	(3,857)	138,466	(2.79) %

Total interest expense	(13,093)	338,134	(3.87) %	(8,345)	143,280	(5.82) %

Net Interest Income	97,596			99,249
Provision for loan losses	(607)			-
Other MVA, net	(29,499)			(4,287)

Net Interest Income After Provision and Other MVA	$67,490			$94,962

(1)

Interest rate agreement expense relates to cash-flow hedges on long-term debt. The combined expense yield on our hedged long-term debt was 6.89%, 6.88%, and 5.97% for the years ended December 31, 2012, 2011, and 2010, respectively.

The $27 million increase in net interest income after MVA from 2011 to 2012 was primarily due to an increase in interest income due to higher average earning assets and a reduction in expense related to provisions and other MVA driven by a decline in derivative expenses and impairments on securities. These improvements were partially offset by an increase in interest expense, as we funded our investments with a greater proportion of debt in 2012 than in prior years. The $27 million decrease in net interest income after MVA from 2010 to 2011 was primarily due to an increase in negative market valuation adjustments during 2011 caused by a decline in the value of derivatives used to hedge our pipeline of residential loans.

Net Interest Income at Redwood (Parent)

Net interest income at Redwood was $114 million in 2012, as compared to $98 million in 2011 and $99 million in 2010. During 2012, higher interest income from a significant increase in average earning assets was partially offset by a decline in earning asset yields and an increase in debt balances. The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 15 Net Interest Income at Redwood (Parent) — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2012 and 2011
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2011			$97,596
Impact of Changes in Interest Income
Residential loans	$7,081	$(2,536)	4,545
Commercial loans	16,817	1,281	18,098
Trading securities	4,725	(1,006)	3,719
Available-for-sale securities	28,170	(26,154)	2,016
Cash and cash equivalents	1	19	20

Net changes in interest income	56,794	(28,396)	28,398
Impact of Changes in Interest Expense
Short-term debt	(7,830)	(529)	(8,359)
ABS issued	(3,422)	-	(3,422)
Long-term debt	(56)	(13)	(69)

Net changes in interest expense	(11,308)	(542)	(11,850)
Net changes in interest income and expense	45,486	(28,938)	16,548

Net Interest Income for the Year Ended December 31, 2012			$114,144

	Change in Net Interest Income For the Years Ended December 31, 2011 and 2010
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2010			$99,249
Impact of Changes in Interest Income
Residential loans	$9,559	$(1,079)	8,480
Commercial loans	8,542	(1,040)	7,502
Trading securities	541	(2,601)	(2,060)
Available-for-sale securities	(2,375)	(8,266)	(10,641)
Cash and cash equivalents	(91)	(95)	(186)

Net changes in interest income	16,176	(13,081)	3,095
Impact of Changes in Interest Expense
Short-term debt	(873)	(77)	(950)
ABS issued	(2,548)	-	(2,548)
Long-term debt	14	(1,264)	(1,250)

Net changes in interest expense	(3,407)	(1,341)	(4,748)
Net changes in interest income and expense	12,769	(14,422)	(1,653)

Net Interest Income for the Year Ended December 31, 2011			$97,596

Interest income on AFS securities at Redwood was $86 million, $84 million, and $94 million for the years ended December 31, 2012, 2011, and 2010, respectively. The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2012, 2011, and 2010.

Table 16 Interest Income — AFS Securities at Redwood (Parent)

Year Ended December 31, 2012					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total Interest Income
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization
Residential
Senior	$29,837	$23,008	$52,845	$642,049	4.65%	3.58%	8.23%
Re-REMIC	12,508	167	12,675	93,358	13.40%	0.18%	13.58%
Subordinate	10,688	7,601	18,289	120,682	8.86%	6.30%	15.16%

Total Residential	53,033	30,776	83,809	856,089	6.19%	3.59%	9.78%

Commercial	1,622	336	1,958	3,529	45.96%	9.52%	55.48%
CDO	117	(117)	-	-	-	-	-

Total AFS Securities	$54,772	$30,995	$85,767	$859,618	6.37%	3.61%	9.98%

Year Ended December 31, 2011					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total Interest Income
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization
Residential
Senior	$22,652	$34,860	$57,512	$517,803	4.37%	6.73%	11.10%
Re-REMIC	7,393	(328)	7,065	44,919	16.46%	(0.73) %	15.73%
Subordinate	10,370	6,789	17,159	75,422	13.75%	9.00%	22.75%

Total Residential	40,415	41,321	81,736	638,144	6.33%	6.48%	12.81%

Commercial	1,802	179	1,981	5,113	35.24%	3.50%	38.74%
CDO	141	(107)	34	-	-	-	-

Total AFS Securities	$42,358	$41,393	$83,751	$643,257	6.58%	6.43%	13.02%

Year Ended December 31, 2010					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)	Interest
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization	Income
Residential
Senior	$27,980	$40,480	$68,460	$567,879	4.93%	7.13%	12.06%
Re-REMIC	7,983	(1,778)	6,205	36,556	21.84%	(4.86) %	16.98%
Subordinate	12,562	2,898	15,460	48,103	26.11%	6.02%	32.13%

Total Residential	48,525	41,600	90,125	652,538	7.44%	6.38%	13.82%

Commercial	4,405	(241)	4,164	7,325	60.14%	(3.29) %	56.85%
CDO	208	(105)	103	-	-	-	-

Total AFS Securities	$53,138	$41,254	$94,392	$659,863	8.05%	6.25%	14.30%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from AFS securities at Redwood increased $2 million during 2012. This increase was primarily due to an increase in average earning assets as acquisitions outpaced sales and principal paydowns. The increase in income from average earning assets was partially offset by declining yields, as higher yielding, more credit sensitive securities paid down and were replaced with lower yielding, less credit sensitive securities. The AFS securities acquired during 2012 were financed with a combination of short-term debt and equity. Interest income from AFS securities at Redwood declined $11 million during 2011, a result of declining average balances and yields during that time period.

Interest income from trading securities at Redwood was $12 million in 2012, as compared to $8 million in 2011 and $10 million in 2010. The increase in interest income from trading securities during 2012 of $4 million was due to an increase in average balance of these securities, as new investments during 2012 outpaced sales and principal paydowns. Interest income declined $2 million during 2011, as principal paydowns reduced average balances and we did not acquire or otherwise add to our trading securities during 2011.

Over time, changes in value of trading securities will be recorded as other market valuation adjustments, net and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest Expense on Short-Term Debt

At December 31, 2012, we had $552 million of short-term debt outstanding. For the year ended December 31, 2012, the highest balance of our short-term debt outstanding was $699 million. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at December 31, 2012.

Table 17 Interest Expense — Specific Borrowing Costs

December 31, 2012	Residential Loans	Residential Securities
Asset yield	3.73%	7.70%
Short-term debt yield	1.76%	1.83%

Net spread	1.97%	5.87%

At December 31, 2012, we had four residential loan warehouse facilities with a total outstanding debt balance of $180 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $800 million. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 365 days), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with cash available from other equity or long-term debt capital sources.

In addition, at December 31, 2012, we had an aggregate outstanding short-term debt balance of $372 million under seven securities repurchase facilities (secured by securities with a fair market value of $480 million). The financing for each security financed through one of our securities repurchase facilities is limited in its initial term to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with cash available from other equity or long-term debt capital sources. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at December 31, 2012.

At December 31, 2011, we had two residential loan warehouse facilities with a total outstanding debt balance of $307 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $400 million. In addition, at December 31, 2011, we had an aggregate outstanding short-term debt balance of $121 million under four securities repurchase facilities (secured by securities with a fair market value of approximately $180 million). We also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at December 31, 2011.

For additional discussion of our short-term debt, including information regarding margin and financial covenants see “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities” below in this Annual Report on Form 10-K.

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including any relating to securities held at the Residential Resecuritization) on our consolidated statements of income for the years ended December 31, 2012, 2011, and 2010.

Table 18 Other MVA at Redwood (Parent)

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Residential loans, held-for-sale	$623	$380	$462
Trading securities	(13,186)	768	3,832
Impairment on AFS securities	(2,509)	(7,854)	(8,123)
Risk management derivatives (1)	(1,235)	(22,489)	(380)
REO	-	(305)	(78)

Total Other MVA, Net	$(16,307)	$(29,500)	$(4,287)

(1)

In the first quarter of 2012, we began reporting what we believe to be the most significant operating activities of our loan business in a new income statement line item titled “Mortgage banking activities, net.” The valuation changes related to derivatives used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and securitize or sell to third parties are excluded from other market valuation adjustments and included in Mortgage banking activities, net on our consolidated statements of income.

During 2012, we recognized an aggregate of $4 million of OTTI on AFS securities at Redwood. Of this amount, $3 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity. During 2011, we recognized an aggregate of $15 million of OTTI on AFS securities at Redwood. Of this amount, $9 million was related to credit factors and recognized in our consolidated statements of income, and $6 million was recognized as a reduction in stockholders’ equity. During 2010, we recognized an aggregate of $18 million of OTTI on AFS securities at Redwood. Of this amount, $10 million was related to credit factors and recognized in our consolidated statements of income, and the remaining $8 million was recognized as a reduction in equity.

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes certain results attributable to our residential and commercial loan business activities. This includes valuation changes related to residential loans on our balance sheet at fair value, income from MSRs, the valuation changes related to derivatives used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and securitize or sell to third parties, and gains from mortgage loan sales.

Valuation Changes on Residential Loans

In 2012, we elected the fair value option for $1.31 billion of residential loans we acquired. We anticipate electing the fair value option for future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. In 2012, net valuation gains on the fair value of mortgage loans were primarily due to a continued decline in mortgage interest rates and an increasingly competitive demand for the senior securities created through our Sequoia program.

Mortgage Servicing Rights

Mortgage banking activities, net, includes the net income earned from, and valuation changes related to, MSRs we have recognized on our consolidated balance sheet. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators or created through the transfer of the loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the Master Servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time. In 2012, we earned a net $623 thousand from these MSRs and at December 31, 2012, the fair value of these MSRs was $5 million. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. The decline in value of our MSRs during 2012 is primarily the result of a decline in mortgage rates observed during the year that had a negative effect on the valuations of our MSR asset as both our prepayment and discount rates estimates increased, adversely affecting valuations.

Risk Management Derivatives Related to our Residential and Commercial Loan Business

Net valuation losses from risk management derivatives related to our residential and commercial loans held for sale were $2 million during 2012. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Gains on Mortgage Loan Sales and Securitizations

Net gains on mortgage loan sales during 2012 include the realized gain on the sale of residential loans to Sequoia securitization entities we sponsored and sales of residential and commercial loans to third parties. Realized gains or losses include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Impact of Mortgage Banking Activities, Net, on Redwood’s Operations

Excluded from mortgage banking activities, net, is the net interest income that we earn from the loans we acquire for future sale or securitization. The net income from these loans is included as part of the interest income at Redwood and the interest expense associated with the related borrowing costs from our warehouse facilities is included as part of the short-term debt expense at Redwood. Additionally, the interest we earn from investments we retain from Sequoia securitizations and any associated short-term debt financing costs are included in net interest income.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During 2012, we continued to purchase newly originated residential loans held for sale to Sequoia securitization entities and third parties. In the third and fourth quarters of 2012, we elected the fair value option for all of the residential loans we acquired and anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or to Sequoia securitization entities. At December 31, 2012, residential loans at Redwood had an outstanding carrying value of $563 million. At December 31, 2012, there were no residential loans held-for-investment at Redwood. On December 31, 2011, we reclassified $393 million (recorded investment) of loans previously classified as held-for-investment to held-for-sale, as we intended to sell these loans to third parties or transfer these loans to Sequoia securitization entities and account for these transfers as sales for financial reporting purposes. The following table provides the activity of residential loans at Redwood during the years ended December 31, 2012 and 2011.

Table 19 Residential Loans at Redwood (Parent) — Activity

	Year Ended December 31, 2012		Year Ended December 31, 2011
(In Thousands)	Fair Value Option	At Lower of Cost or Fair Value	At Lower of Cost or Fair Value	Held-for- Investment
Balance at beginning of period	$-	$395,237	$1,855	$253,081
Acquisitions	1,313,420	998,940	-	832,224
Sales (1)	(794,456)	(1,370,048)	(2,092)	-
Transfer to consolidated Sequoia securitization	-	-	-	(671,329)
Principal repayments	(3,202)	(15,618)	(69)	(18,783)
Premium amortization	-	-	-	(28)
Changes in fair value, net	37,814	571	378	-
Transfers from (to) other portfolios	-	-	395,165	(395,165)

Balance at End of Period	$553,576	$9,082	$395,237	$-

(1)	Sales include gains on sale of residential loans held-for-sale of $19,713 for the year ended December 31, 2012.

The following table details outstanding principal balances for these loans by product type at December 31, 2012.

Table 20 Characteristics of Residential Loans at Redwood (Parent)

December 31, 2012 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$524,814	3.72%
Hybrid	16,449	3.39%
ARM	1,552	1.98%

Total Outstanding Principal	$542,815	3.70%

Commercial Loans at Redwood (Parent)

At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. At December 31, 2012, our allowance for estimated loan losses inherent in our commercial loan portfolio totaled $4 million. On average, these loans have a maturity of nearly six years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.24X based on our underwritten cash flows. At December 31, 2012, we also had one senior loan held-for-sale with a carrying value of $9 million. The following table provides the activity of commercial loans at Redwood (Parent) during the years ended December 31, 2012 and 2011.

Table 21 Commercial Loans at Redwood (Parent) — Activity

	Year Ended December 31, 2012		Year Ended December 31, 2011
(In Thousands)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
Balance at beginning of period	$-	$157,726	$-	$30,536
Originations/acquisitions	23,500	156,344	-	127,790
Sales	(15,000)	-	-	-
Principal repayments	-	(6,765)	-	(88)
Discount amortization	-	681	-	96
Provision for loan losses	-	(3,476)	-	(608)

Balance at End of Period	$8,500	$304,510	$-	$157,726

The following table details outstanding balances for these loans by product type at December 31, 2012.

Table 22 Commercial Loans Characteristics at Redwood (Parent)

December 31, 2012 (Dollars In Thousands)	Principal Value	Percent of Total
Office	$91,337	29.24%
Hospitality	64,798	20.74%
Multi-family	90,587	29.00%
Retail	47,679	15.26%
Self-storage	18,000	5.76%

Total Outstanding Principal	$312,401	100.00%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at December 31, 2012, we were party to interest rate agreements with an aggregate notional amount of $1.1 billion and financial futures contracts with an aggregate notional amount of $234 million. Net market valuation adjustments on these derivatives were negative $12 million, negative $22 million, and less than $1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at December 31, 2012. We designated these derivatives as cash flow hedges. For the years ended December 31, 2012, 2011, and 2010, these hedges increased in value by $4 million, decreased in value by $42 million, and decreased in value by $10 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. At December 31, 2012, interest rate agreements currently accounted for as cash flow hedges had an unrealized loss of $48 million, a $19 million decrease from the net unrealized loss of $67 million at December 31, 2011.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging our long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Of the senior securities owned at Redwood at December 31, 2012, $172 million of prime securities and $152 million of non-prime securities were financed through the Residential Resecuritization. Re-REMIC securities, as presented herein, were created through the Residential Resecuritization of certain senior interests to provide additional credit support to those interests. The commercial and CDO securities that we own are subordinate securities.

The following table provides real estate securities activity at Redwood for the years ended December 31, 2012 and 2011.

Table 23 Real Estate Securities Activity at Redwood (Parent)

Year Ended December 31, 2012

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736
Acquisitions	366,126	26,135	115,483	-	-	507,744
Sales	(148,135)	(19,528)	(10,602)	(4,756)	(1,405)	(184,426)
Gains on sales and calls, net	16,917	10,636	1,338	3,272	287	32,450
Effect of principal payments	(106,331)	-	(12,912)	-	-	(119,243)
Change in fair value, net	61,183	26,426	23,667	10,108	108	121,492

Ending Fair Value	$744,332	$163,035	$187,317	$14,069	$-	$1,108,752

Year Ended December 31, 2011

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	CDO	Total
Beginning fair value	$661,998	$85,077	$67,608	$7,496	$1,038	$823,217
Acquisitions	40,622	51,688	36,256	-	-	128,566
Sales	(35,865)	(5,230)	(703)	(2,116)	-	(43,914)
Gains on sales and calls, net	6,276	3,006	1,595	1,185	-	12,062
Effect of principal payments	(73,356)	-	(9,453)	-	-	(82,809)
Change in fair value, net	(45,103)	(15,175)	(24,960)	(1,120)	(28)	(86,386)

Ending Fair Value	$554,572	$119,366	$70,343	$5,445	$1,010	$750,736

The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at December 31, 2012 and 2011.

Table 24 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

December 31, 2012 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012(1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%

Residential Senior
Prime	$22	100%	$190	93%	$255	99%	$10	N/A	$477	96%
Non-prime	99	95%	162	84%	6	93%	-	-	267	88%

Total	121	96%	352	89%	261	99%	10	N/A	744	93%

Residential Re-REMIC	-	-	67	76%	96	75%	-	-	163	76%

Residential Subordinate
Prime	56	51%	13	54%	2	14%	114	81%	185	64%
Non-prime	2	38%	1	9%	-	-	-	-	3	11%

Total	58	50%	14	48%	2	14%	114	81%	188	60%

Commercial	14	72%	-	-	-	-	-	-	14	72%

CDO	-	-	-	-	-	-	-	-	-	-

Total Securities at Redwood	$193		$433		$359		$124		$1,109

December 31, 2011 (Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012(1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%

Residential Senior
Prime	$31	88%	$188	79%	$59	85%	$-	-	$278	81%
Non-prime	97	80%	174	78%	6	81%	-	-	277	79%

Total	128	82%	362	79%	65	85%	-	-	555	80%

Residential Re-REMIC	2	56%	29	53%	88	54%	-	-	119	54%

Residential Subordinate
Prime	51	33%	5	19%	3	11%	-	-	59	28%
Non-prime	11	41%	-	-	-	-	-	-	11	41%

Total	62	34%	5	19%	3	11%			70	28%

Commercial	6	18%	-	-	-	-	-	-	6	18%

CDO	-	-	1	5%	-	-	-	-	1	5%

Total Securities at Redwood	$198		$397		$156		$-	-	$751

(1)	Prime senior residential securities originated in 2012 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At December 31, 2012, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (34%), adjustable-rate assets (24%), hybrid assets that reset within the next year (28%), hybrid assets that reset between 12 and 36 months (10%), and hybrid assets that reset after 36 months (4%).

The following tables present the components of carrying value at December 31, 2012 and 2011 for our residential securities.

Table 25 Carrying Value of Residential Securities at Redwood (Parent)

December 31, 2012	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$763,262	$215,863	$298,276
Credit reserve	(44,204)	(47,235)	(95,593)
Net unamortized discount	(96,443)	(69,310)	(37,668)

Amortized cost	622,615	99,318	165,015
Gross unrealized gains	89,934	63,717	23,278
Gross unrealized losses	(760)	-	(1,605)

Carrying value of AFS securities	711,789	163,035	186,688
Carrying value of trading securities	32,543	-	629

Total Carrying Value of Residential Securities	$744,332	$163,035	$187,317

December 31, 2011	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate
Principal balance of AFS securities	$691,165	$220,697	$237,090
Credit reserve	(44,342)	(60,563)	(137,356)
Net unamortized discount	(134,085)	(78,226)	(23,522)

Amortized cost	512,738	81,908	76,212
Gross unrealized gains	41,074	38,735	5,551
Gross unrealized losses	(19,848)	(1,277)	(11,893)

Carrying value of AFS securities	533,964	119,366	69,870
Carrying value of trading securities	20,608	-	473

Total Carrying Value of Residential Securities	$554,572	$119,366	$70,343

Senior Securities

The fair value of our senior AFS securities was equal to 93% of their principal balance at December 31, 2012, while our amortized cost was equal to 82% of the principal balance. The fair value of our senior securities accounted for as trading securities was $33 million. Volatility in income recognition for these securities is generally most affected by changes in prepayment rates and, to varying degrees, credit performance and interest rates.

The loans underlying all of our residential senior securities totaled $13 billion at December 31, 2012, consisting of $9 billion prime and $4 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2012 were 10.44% of current balances. Serious delinquencies were 9.11% of current balances for loans in prime pools and 13.18% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were $308 thousand of credit losses in our re-REMIC portfolio during 2012. We anticipate losses, which were included in our acquisition assumptions, and have provided for $47 million of credit reserves on the $216 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 76% of the principal balance of the portfolio at December 31, 2012, while our amortized cost was equal to 46% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $6 billion at December 31, 2012, and consisted of $5.5 billion prime and $117 million non-prime credit quality collateral at time of origination. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at December 31, 2012 were 9.64% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 63% of the principal balance at December 31, 2012, while our amortized cost was equal to 55% of the principal balance. Credit losses totaled $45 million in our residential subordinate portfolio during 2012, as compared to $92 million of losses during 2011. We expect future losses will extinguish a significant amount of the outstanding principal of these securities, as reflected by the $96 million of credit reserves we have provided for on the $298 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $14 billion at December 31, 2012, consisting of $13 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (42%). Loans 90+ days past due, in foreclosure or REO at December 31, 2012 were 4.88% of current balances. Serious delinquencies were 4.58% of current balances for loans in prime pools and 11.31% of current balances for loans in non-prime pools.

Commercial Securities

At December 31, 2012, all of our commercial securities at Redwood were subordinate securities predominantly issued in 2004 and 2005. The fair value of these securities totaled $14 million and $6 million at December 31, 2012 and 2011, respectively. These securities provided credit enhancement on $4 billion of underlying loans on office, retail, multifamily, industrial, and other income-producing properties nationwide. Loans 60+ days past due, in foreclosure or REO underlying commercial subordinate securities were $176 million at December 31, 2012. We maintained a credit reserve of $24 million on the $29 million outstanding principal balance of these commercial securities at December 31, 2012. Realized credit losses on commercial securities were $10 million and $34 million for the year ended December 31, 2012 and 2011, respectively, and were charged against our designated credit reserve.

Results of Operations — Consolidated Entities

The following table presents the net interest income (loss) after provision and other MVA at entities we were required to consolidate for financial reporting purposes under GAAP for the years ended December 31, 2012, 2011 and 2010. These consolidated entities include certain Sequoia and Acacia entities, and for periods prior to the fourth quarter of 2011 presented herein, the Fund. Net interest income at consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 26 Net Interest Income (Loss) After Provision and Other MVA at Consolidated Entities

	Years Ended December 31,
	2012			2011
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$66,723	$3,182,273	2.10%	$70,215	$3,675,488	1.91%
Commercial loans	711	11,071	6.42%	885	14,348	6.17%
Trading securities	24,853	228,431	10.88%	34,414	279,329	12.32%
Available-for-sale securities	-	-	-	967	6,727	14.37%
Cash and cash equivalents	10	17,091	0.06%	9	24,650	0.04%

Total interest income	92,297	3,438,866	2.68%	106,490	4,000,542	2.66%
Interest Expense
ABS issued - Sequoia	(50,003)	3,091,542	(1.62) %	(51,821)	3,581,673	(1.45) %
ABS issued - Acacia	(30,807)	207,522	(14.85) %	(29,336)	270,160	(10.86) %
Interest rate agreements - Sequoia	(335)	2,631,112	(0.01) %	(521)	3,190,518	(0.02) %
Interest rate agreements - Acacia	(14,706)	207,522	(7.09) %	(4,266)	270,160	(1.58) %

Total interest expense	(95,851)	3,068,849	(3.38) %	(85,944)	3,656,256	(2.48) %

Net Interest (Loss) Income	(3,554)			20,546
Provision for loan losses	(171)			(15,544)
Other MVA, net	6,144			(10,518)

Net Interest Income (Loss) After Provision and Other MVA	$2,419			$(5,516)

	Years Ended December 31,
	2011			2010
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$70,215	$3,675,488	1.91%	$62,984	$3,678,911	1.71%
Commercial loans	885	14,348	6.17%	1,416	17,591	8.05%
Trading securities	34,414	279,329	12.32%	52,951	281,005	18.84%
Available-for-sale securities	967	6,727	14.37%	5,096	36,218	14.07%
Cash and cash equivalents	9	24,650	0.04%	13	46,911	0.03%

Total interest income	106,490	4,000,542	2.66%	122,460	4,060,636	3.02%
Interest Expense
ABS issued - Sequoia	(51,821)	3,581,673	(1.45) %	(41,383)	3,597,202	(1.15) %
ABS issued - Acacia	(29,336)	270,160	(10.86) %	(31,022)	271,373	(11.43) %
Interest rate agreements - Sequoia	(521)	3,190,518	(0.02) %	(60)	3,477,574	(0.00) %
Interest rate agreements - Acacia	(4,266)	270,160	(1.58) %	(3,854)	271,373	(1.42) %

Total interest expense	(85,944)	3,656,256	(2.48) %	(76,319)	3,808,761	(2.00) %

Net Interest Income	20,546			46,141
Provision for loan losses	(15,544)			(24,135)
Other MVA, net	(10,518)			(15,267)

Net Interest (Loss) Income After Provision and Other MVA	$(5,516)			$6,739

Net Interest Income at Consolidated Entities

The following table details how net interest income changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 27 Net Interest Income at Consolidated Entities — Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31, 2012 and 2011
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2011			$20,546
Impact of Changes in Interest Income
Residential loans	$(9,422)	$6,063	(3,359)
Commercial loans	(202)	28	(174)
Trading securities	(6,271)	(3,290)	(9,561)
Available-for-sale securities	(967)	-	(967)
Cash and cash equivalents	(3)	4	1

Net changes in interest income	(16,865)	2,805	(14,060)
Impact of Changes in Interest Expense
ABS issued - Sequoia	7,161	(6,116)	1,045
ABS issued - Acacia	7,791	(19,702)	(11,911)

Net changes in interest expense	14,952	(25,818)	(10,866)
Net changes in interest income and expense	(1,913)	(23,013)	(24,926)

Net Interest Loss for the Year Ended December 31, 2012			$(4,380)

	Change in Net Interest Income For the Years Ended December 31, 2011 and 2010
(In Thousands)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2010			$46,141
Impact of Changes in Interest Income
Residential loans	$(59)	$7,290	7,231
Commercial loans	(261)	(270)	(531)
Trading securities	(316)	(18,221)	(18,537)
Available-for-sale securities	(4,149)	20	(4,129)
Cash and cash equivalents	(6)	2	(4)

Net changes in interest income	(4,791)	(11,179)	(15,970)
Impact of Changes in Interest Expense
ABS issued - Sequoia	179	(11,078)	(10,899)
ABS issued - Acacia	156	1,118	1,274

Net changes in interest expense	335	(9,960)	(9,625)
Net changes in interest income and expense	(4,456)	(21,139)	(25,595)

Net Interest Income for the Year Ended December 31, 2011			$20,546

Net Interest Income at Consolidated Entities

Net interest loss at consolidated entities was $4 million in 2012, as compared to net interest income at consolidated entities of $21 million in 2011 and $46 million in 2010. The decline of $25 million during 2012 was a result of the following: a one-time expense of $11 million due to the acceleration of interest rate agreement expenses related to the deconsolidation of Acacia entities, and a $14 million decline in interest income due to a continued decline in average balances as we did not add to these entities or consolidate additional entities during 2012 other than the Commercial Securitization that we reflect in the results of Redwood (Parent). In addition to the deconsolidation of Acacia entities that occurred in the fourth quarter of 2012, we also deconsolidated 15 legacy Sequoia entities in 2012. The majority of the deconsolidated Sequoia entities had negative carrying values for GAAP purposes and minimal economic values. The net gain from deconsolidation is included in realized gains, net.

Other MVA at Consolidated Entities

We applied the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option requires that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as other market valuation adjustments through our consolidated statements of income. Due to the deconsolidation of the Acacia entities during the fourth quarter of 2012, we reclassified $11 million of unrealized losses on derivatives to interest expense. As of December 31, 2012, we have no unrealized losses related to Acacia entities.

The following table shows the impact of other MVA and impairments at our consolidated entities for the years ended December 31, 2012, 2011, and 2010.

Table 28 Other MVA at Consolidated Entities

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Commercial loans, at fair value	$241	$616	$7,979
Trading securities	99,352	(10,061)	98,780
Impairment on AFS securities	-	(1,647)	(1,764)
Risk management derivatives	(11,347)	(25,448)	(46,028)
ABS issued - Acacia	(81,758)	27,313	(71,695)
REO	(344)	(1,319)	(2,539)

Total Other MVA, Net	$6,144	$(10,546)	$(15,267)

For the year ended December 31, 2012, there were $6 million of net positive market valuation adjustments on the assets and liabilities at the Acacia entities, no impairments, and less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the year ended December 31, 2011, there were $8 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities, $2 million of impairments at the Fund, and $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the year ended December 31, 2010, there were $11 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities, $2 million of impairments at the Fund, and $3 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities.

Loan Loss Provision at Consolidated Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The provision for loan losses at legacy consolidated Sequoia entities (Sequoia securitizations issued prior to 2010 that we consolidate for financial reporting purposes) was less than $1 million for the year ended December 31, 2012, as compared to $16 million for the year ended December 31, 2011, and $24 million for the year ended December 31, 2010. The decrease in the provision from 2011 to 2012 was primarily attributable to the improved performance of our troubled debt restructuring loan population over the course of 2012, as well as a significant decline in delinquent balances in the overall consolidated Sequoia loan population. During 2012, we also derecognized $27 million of the allowance for loan losses related to 15 Sequoia entities that were deconsolidated for financial reporting purposes. The 2012 provision for loan losses was less than the net charge-offs of $12 million (or 0.52% of outstanding loan balances) for the year ended December 31, 2012, and the 2011 provision for loan losses was greater than the net charge-offs of $11 million (or 0.35% of outstanding loan balances) for the year ended December 31, 2011. This resulted in a decrease of $12 million and $4 million in our allowance for loan losses for the years ended 2012 and 2011, respectively. Charge-offs were generated by $33 million and $34 million of defaulted loan principal during 2012 and 2011, respectively, for average implied loss severities of 36% and 33%, respectively.

The decrease in the provision from 2010 to 2011 was primarily attributable to a gradual decline in serious delinquencies as well as a significant decline in the amount of delinquent loans being foreclosed upon and charged off in accordance with our policy. The provision for loan losses exceeded net charge-offs of $11 million (or 0.35% of outstanding loan balances) and $16 million (or 0.42% of outstanding loan balances) for 2011 and 2010, respectively. This resulted in an increase of $4 million and $8 million in our allowance for loan losses for 2011 and 2010, respectively. These charge-offs were generated by $34 million and $50 million of defaulted loan principal for average implied loss severities of 33% and 32% for 2011 and 2010, respectively.

During 2012, the allowance for loan losses decreased to $28 million (or 1.25% of outstanding residential loans held-for-investment balances) at December 31, 2012, from $67 million (or 2.11% of outstanding residential loans held-for-investment balances) at December 31, 2011, and $62 million (or 1.75% of outstanding residential loans held-for-investment balances) at December 31, 2010. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) decreased to $63 million (or 2.75% of outstanding loan balances) at December 31, 2012, from $137 million (or 4.34% of outstanding loan balances) at December 31, 2011, and decreased from $133 million (or 3.74% of outstanding loan balances) at December 31, 2010. Loans originated in Florida, New Jersey, California, Georgia, and New York accounted for 53% of total loans held by Sequoia entities and made up 50% of the serious delinquent loan balance at December 31, 2012.

At December 31, 2012, we estimate that there was one Sequoia entity that we consolidated for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at this consolidated entity were less than negative $1 million at December 31, 2012, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity is retired or deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table provides details of residential loan activity at consolidated Sequoia securitization entities for the years ended December 31, 2012 and 2011.

Table 29 Residential Loans at Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2012	2011
Balance at beginning of period	$3,799,649	$3,542,158
New securitization issuance	-	671,329
Principal repayments	(558,170)	(382,239)
Charge-offs, net	11,903	11,095
Premium amortization	(6,301)	(6,782)
Transfers to REO	(18,875)	(20,369)
Provision for loan losses	(171)	(15,544)
Deconsolidation adjustment	(955,223)	-

Balance at End of Period	$2,272,812	$3,799,648

Loan Characteristics

The following table highlights principal balances for loans at consolidated Sequoia entities by product type. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 86% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 13% of the portfolio, were primarily originated in 2009 or later. Of the $118 million of hybrid loans held at Sequoia securitization entities at December 31, 2012, $47 million (or 40%) had reset as of December 31, 2012, and now act as ARM loans.

Table 30 Loan Characteristics at Sequoia Entities

December 31, 2012 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,835,429	80.57%
Fixed	292,912	12.86%
Hybrid (years to reset)
Reset	46,840	2.06%
0-4	31,017	1.36%
5-8	40,335	1.77%
Second Lien
ARM	31,536	1.38%

Total Outstanding Principal	$2,278,069	100.00%

At December 31, 2012, the weighted average FICO score (at origination) of borrowers backing Sequoia loans outstanding was 744 and the weighted average original LTV ratio of Sequoia loans was 65%.

The following chart presents the weighted average prepayment speeds of loans held at Sequoia securitization entities still held at December 31, 2012, over the past four years.

Prepayment speeds on ARM loans continued to remain relatively low. At December 31, 2012, LIBOR ARM loans at consolidated Sequoia entities had a weighted average coupon of 1.86%.

The majority of hybrid loans and all of the fixed-rate loans at the consolidated Sequoia entities were securitized since 2010. Prepayment speeds on our hybrid loans remained stable, but elevated and continued to rise on fixed-rate loans as borrowers looked to take advantage of historically low interest rates through the refinancing of their existing loans. At December 31, 2012, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 3.83%, and fixed-rate loans had a weighted average coupon of 4.65%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities; some of these Sequoia securitization trusts are not currently consolidated on our balance sheet for financial reporting purposes. We continue to engage in purchasing, securitizing and selling residential mortgage loans. In connection with securitizations and loan sales, subsidiaries of Redwood make and will continue to make certain representations and warranties related to residential mortgage loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of December 31, 2012, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, we believe that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. We separately evaluate our exposure to such litigation when assessing whether the establishment of a litigation reserve is necessary under GAAP. For further discussion on litigation related contingencies see Note 14 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Real Estate Securities at Consolidated Entities

The following table provides information on activity related to real estate securities at Consolidated Entities for the years ended December 31, 2012 and 2011.

Table 31 Securities at Consolidated Entities — Activity

Year Ended December 31, 2012
	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$91,299	$83,763	$37,923	$18,116	$231,101
Sales	(8,197)	(33)	-	(46)	(8,276)
Transfers between portfolios	-	27	-	-	27
Deconsolidation adjustment	(95,132)	(96,482)	(42,408)	(16,360)	(250,382)
Effect of principal payments	(6,924)	(11,908)	(28,646)	(3,566)	(51,044)
Change in fair value, net	18,954	24,633	33,131	1,856	78,574

Ending Fair Value	$-	$-	$-	$-	$-

Year Ended December 31, 2011

	Residential
(In Thousands)	Senior	Subordinate	Commercial	CDO	Total
Beginning fair value	$134,950	$132,555	$43,828	$20,286	$331,619
Sales	(14,141)	(10,889)	(3,398)	(13,913)	(42,341)
Gains (losses) on sales, net	728	588	-	(2,872)	(1,556)
Effect of principal payments	(8,389)	(14,733)	(4,204)	(1,712)	(29,038)
Change in fair value, net	(21,849)	(23,758)	1,697	16,327	(27,583)

Ending Fair Value	$91,299	$83,763	$37,923	$18,116	$231,101

In the fourth quarter of 2012, we derecognized the associated assets and liabilities of the Acacia entities as a result of a GAAP consolidation analysis performed upon the sale of our investments in these entities during the fourth quarter of 2012. During the second quarter of 2011, all remaining securities at the Fund were sold. We recognized $2 million of OTTI on these securities in the year ended December 31, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

Concurrent with this derecognition of the Acacia assets and liabilities, we accelerated our amortization of net unrealized losses on interest rate agreements and reclassified $11 million to interest expense in the fourth quarter of 2012. For the years ended December 31, 2012, 2011, and 2010, we reclassified $15 million, $4 million, and $4 million, respectively, of unrealized losses on these derivatives to interest expense.

Capital Resources and Liquidity

Set forth below is a discussion of our long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest on outstanding asset backed securities issued and debt and amortization of debt discount and expense. The proportion deemed representative of the interest factor of operating lease expense has not been deducted as the total operating lease expense in itself was de minimis and did not affect the ratios in a material way. “Earnings” consist of consolidated income before income taxes and fixed charges.

Table 32 Ratio of Earnings to Fixed Charges

The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Ratio of earnings to fixed charges	2.19 x	1.26 x	2.32 x	1.26 x	(0.08) x

For the year ended December 31, 2008, consolidated income before income taxes was insufficient to cover fixed charges by approximately $450 million.

Long-Term Debt at Redwood

In 2006 and 2007, we issued a total of $100 million and $50 million of long-term debt, respectively. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in our long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

At December 31, 2012, we also had one commercial loan warehouse facility with no outstanding balance and a total borrowing limit of $150 million.

Asset-Backed Securities Issued at the Residential Resecuritization Entity

In July 2011, Redwood transferred $365 million of residential securities into a Residential Resecuritization trust, with $245 million of ABS issued to third parties. At December 31, 2012, there were $325 million of securities owned at the Residential Resecuritization, which were funded with $165 million of ABS issued. Since resecuritization, the ABS issued has paid down $80 million.

Asset-Backed Securities Issued at the Commercial Securitization Entity

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into securitization trust, with $172 million of ABS issued to third parties. At December 31, 2012, there were $284 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $172 million of ABS issued.

Asset-Backed Securities Issued at Securitization Entities

At December 31, 2012, there were $2.27 billion of loans owned at Sequoia securitization entities, which were funded with $2.19 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. During the fourth quarter of 2012, we sold our remaining interests in the Acacia entities and derecognized the associated assets and liabilities.

The following tables provide detail on the activity for asset-backed securities issued by the Sequoia and Acacia securitization entities we consolidate for financial reporting purposes for the years ended December 31, 2012 and 2011.

Table 33 ABS Issued Activity — Securitization Entities

Year Ended December 31, 2012 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,710,423	$209,381	$3,919,804
Deconsolidation adjustment	(974,887)	(233,690)	(1,208,577)
New issuance, net of discount	16,188	-	16,188
Paydowns	(552,882)	(75,813)	(628,695)
Extinguishment of debt	(2,119)	-	(2,119)
Amortization	(4,969)	-	(4,969)
Valuation adjustments	1,727	100,122	101,849

Balance at End of Period	$2,193,481	$-	$2,193,481

Year Ended December 31, 2011 (In Thousands)	Sequoia	Acacia	Total
Balance at beginning of period	$3,458,501	$303,077	$3,761,578
New issuance, net of discount	643,183	-	643,183
Paydowns	(387,313)	(80,006)	(467,319)
Extinguishment of debt	(919)	-	(919)
Amortization	(3,029)	-	(3,029)
Valuation adjustments	-	(13,690)	(13,690)

Balance at End of Period	$3,710,423	$209,381	$3,919,804

The following table presents our contractual obligations and commitments at December 31, 2012, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 34 Contractual Obligations and Commitments

December 31, 2012	Payments Due or Commitment Expiration by Period
	Less Than	1 to 3	3 to 5	After 5
(In Millions)	1 Year	Years	Years	Years	Total
Obligations of Redwood
Short-term debt	$552	$-	$-	$-	$552
Long-term debt	-	-	-	140	140
Anticipated interest payments on long-term debt	3	8	9	151	171
Accrued interest payable	2	-	-	-	2
Operating leases	2	4	3	-	9

Total Redwood Obligations and Commitments	$559	$12	$12	$291	$874

Obligations of Entities Consolidated for Financial Reporting Purposes
Consolidated ABS (1)	$-	$45	$-	$2,485	$2,530
Anticipated interest payments on ABS (2)	46	91	100	605	842
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	48	136	100	3,090	3,374

Total Consolidated Obligations and Commitments	$607	$148	$112	$3,381	$4,248

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2012.

Potential GAAP Earnings Volatility

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues, some of which are described below.

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at consolidated Sequoia Entities, the Commercial Securitization, and at Redwood was $19 million at December 31, 2012. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $6 million and $7 million for the years ended December 31, 2012 and 2011, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

The majority of unsecuritized residential loans on our consolidated balance sheet at December 31, 2012, were being held for future securitizations and expected to be sold to non-consolidated entities. At the time of purchase, we may elect the fair value option for these loans. For residential loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

Loans classified as held-for-sale that are not carried at fair value are carried at the lower of their cost basis or fair value. If the fair value of loans is lower than their cost basis, the difference is reported as a negative market valuation adjustment through other market valuation adjustments, net, through the consolidated statements of income in the period in which the valuation change occurs.

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

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income in our consolidated statements of changes in equity. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize declines in the values of AFS securities as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments on AFS securities can lead to significant GAAP earnings volatility each quarter. In addition, sales of securities in large unrealized gain or loss positions that are not impaired can lead to significant GAAP earnings volatility each quarter.

Changes in Fair Values of Derivative Financial Instruments

We can experience significant earnings volatility from our use of derivatives. We generally use derivatives as part of our mortgage banking activities (e.g., to manage risks associated with loans we plan to acquire and subsequently sell or securitize), and to manage variability in debt interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). The nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives.

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

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with four different financial institution counterparties. Under these four warehouse facilities, we have an aggregate borrowing limit of $1.15 billion; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential loans can only be financed for a maximum period, which period would not generally exceed 364 days. We generally intend to repay the short-term financing of a loan under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a residential loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our residential loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

These residential loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

In addition to the four residential loan warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our residential mortgage loans financed.

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

Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

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

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described above under the heading “–Residential Loan Warehouse Facilities”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “–Residential Loan Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

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

Other Short-Term Debt Facilities. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “–Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Commercial Debt Investment Repurchase Facility. Another source of debt financing is secured borrowings through a commercial debt investment repurchase facility we have established with a financial institution counterparty that was in place at December 31, 2012. Under this repurchase facility, we have an aggregate borrowing limit of $150 million; however, any request we make to borrow funds under this facility secured by a particular commercial debt investment may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Financing for commercial debt investments is obtained under this facility by our transfer of commercial debt investments to a special purpose entity which is beneficially owned by the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial debt investments), and our covenant to reacquire those commercial debt investments for the same amount plus a financing charge. Other periodic payments are also due under the facility.

In order to obtain financing for a commercial debt investment under this facility, the commercial debt investment must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial debt investment is not in a delinquent status. This facility has a three-year term. We generally intend to repay the financing of a commercial debt investment under this facility at or prior to the expiration of the financing term with the proceeds of a securitization or other sale of that commercial debt investment, or with other equity or long-term debt capital. While a commercial debt investment is financed under this facility, to the extent the value of the commercial debt investment declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial debt investment or meet a margin requirement to pledge additional collateral, such as cash or additional commercial debt investments, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because the counterparty under this facility retains discretion to accept or reject a financing with respect to any particular commercial debt investment, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to commercial debt investments that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those commercial debt investments become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

Under our commercial debt investment repurchase facility, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, the terms of this facility include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one or more of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, or Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain. Under a judgment default provision, an event of default is triggered (and the facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in our repurchase facilities are further described below under the heading “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

Our commercial debt investment repurchase facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

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

Financial Covenants Associated With Short-Term Debt and Other Debt Financing

Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

—

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2012, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

—

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2012, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

—

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

—

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at December 31, 2012, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at December 31, 2012, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2012 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2012 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

—

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with three different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended December 31, 2012, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

¡

If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under three of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.

—

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended December 31, 2012, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

—

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended December 31, 2012, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

—

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended December 31, 2012, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:

¡

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

Results of Operations — Taxable Income

The following table summarizes our taxable income (loss) and distributions to shareholders for the years ended December 31, 2012, 2011, and 2010. For each of these years, we had no undistributed REIT taxable income.

Table 35 Taxable Income

	Years Ended December 31,
(In Thousands)	2012 est. (1)	2011	2010
REIT taxable income	$61,742	$19,543	$3,383
Taxable REIT subsidiary loss	(6,585)	(9,721)	(19,346)

Total Taxable Income (Loss)	$55,157	$9,822	$(15,963)

Distributions to shareholders	$80,134	$78,382	$77,942

(1)	Our tax results for the year ended December 31, 2012 are estimates until we file tax returns for this year.

Our estimated total taxable income for the year ended December 31, 2012 was $55 million ($0.69 per share) and included $26 million in realized credit losses on investments. This compared to taxable income for the year ended December 31, 2011, of $10 million ($0.12 per share) that included $58 million in credit losses. For the year ended December 31, 2010, our taxable loss was $16 million ($0.20 per share) and included $100 million in credit losses.

Taxable Income Distribution Requirement

As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (“NOLs”), to our shareholders. For 2012, our estimated REIT taxable income of $62 million did not exceed our available NOLs, and therefore our minimum dividend distribution requirement was zero. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2012.

Table 36 Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
(In Thousands)	1 to 3 Years	3 to 5 Years	5 to 15 years Years	After 15 Years	Total
REIT Loss Carryforwards
Net operating loss	$-	$-	$-	$(69,819)	$(69,819)
Capital loss	(81,340)	(220,646)	-	-	(301,986)

Total REIT Loss Carryforwards	$(81,340)	$(220,646)	$-	$(69,819)	$(371,805)

TRS Loss Carryforwards
Net operating loss	$-	$-	$-	$(35,675)	$(35,675)
Capital loss	(16,043)	(15,923)	-	-	(31,966)

Total TRS Loss Carryforwards	$(16,043)	$(15,923)	$-	$(35,675)	$(67,641)

As of December 31, 2012, we maintained $70 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2012, we distributed $80 million to shareholders and exceeded our distribution requirement. We do not expect to report any REIT taxable income on our 2012 federal income tax return after the application of a dividends paid deduction. As a result, we do not expect any of our federal NOLs at the REIT level to be utilized in 2012. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2032.

Federal capital loss carryforwards of $302 million and $32 million at the REIT and TRS, respectively, will expire between 2013 and 2017. In order to utilize these carryforwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carryforwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carryforwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders

For the year ended December 31, 2012, we declared and distributed four regular quarterly dividends totaling $1.00 per share. Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders in excess of the minimum requirement is determined by i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and, ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards.

Our 2012 dividend distributions are expected to be characterized for income tax purposes as 77% ordinary income and 23% return of capital. Thus, we expect approximately $62 million of our 2012 dividend distributions to be characterized as ordinary income to shareholders, as this amount represents the taxable income we generated in 2012 prior to the application of a dividends paid deduction and NOLs in accordance with federal income tax rules. Of this amount, none is attributable to net capital gains recognized for tax purposes. The remaining $18 million of dividend distributions are expected to be characterized as a return of capital to shareholders and are generally not taxable. A distribution of capital reduces the tax basis for common shares held by a shareholder at each quarterly distribution date (provided the distribution does not exceed a shareholder’s tax basis in our common shares).

In November 2012, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2013.

Differences between Estimated Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) for tax, realized gains and losses from sales and the majority of income from mortgage banking activities are capital in nature; these realized capital gains may be offset by prior capital losses and are not reflected in taxable income; (v) unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; and, (vi) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The tax basis in assets and liabilities at the REIT was $2.0 billion and $0.9 billion, respectively, at December 31, 2012. The GAAP basis in assets and liabilities at the REIT was $3.9 billion and $2.7 billion, respectively, at December 31, 2012. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated taxable income to our GAAP income for the years ended December 31, 2012, 2011, and 2010.

Table 37 Differences between Estimated Taxable Income (Loss) and GAAP Net Income

	Year Ended December 31, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$161,976	$231,384	$(69,408)
Interest expense	(25,168)	(120,794)	95,626

Net interest income	136,808	110,590	26,218
Provision for loan losses	-	(3,648)	3,648
Realized credit losses	(25,609)	-	(25,609)
Other market valuation adjustments, net	-	(10,163)	10,163
Mortgage banking activities, net	222	46,630	(46,408)
Operating expenses	(56,174)	(65,270)	9,096
Realized gains, net	-	54,921	(54,921)
Provision for income taxes	(90)	(1,291)	1,201

Net Income	$55,157	$131,769	$(76,612)

Income per share	$0.69	$1.59	$(0.90)

	Year Ended December 31, 2011
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$128,334	$217,179	$(88,845)
Interest expense	(15,804)	(99,037)	83,233

Net interest income	112,530	118,142	(5,612)
Provision for loan losses	-	(16,151)	16,151
Realized credit losses	(57,526)	-	(57,526)
Other market valuation adjustments, net	-	(40,017)	40,017
Mortgage banking activities, net	-	-	-
Operating expenses	(45,166)	(47,682)	2,516
Realized gains, net	-	10,946	(10,946)
Provision for income taxes	(16)	(42)	26
Less: Net loss attributable to noncontrolling interest	-	(1,147)	1,147

Net Income	$9,822	$26,343	$(16,521)

Income per share	$0.12	$0.31	$(0.19)

	Year Ended December 31, 2010
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$136,750	$230,054	$(93,304)
Interest expense	(8,545)	(84,664)	76,119

Net interest income	128,205	145,390	(17,185)
Provision for loan losses	-	(24,135)	24,135
Realized credit losses	(99,586)	-	(99,586)
Other market valuation adjustments, net	-	(19,554)	19,554
Mortgage banking activities, net	-	-	-
Operating expenses	(44,804)	(53,715)	8,911
Realized gains, net	230	63,496	(63,266)
Provision for income taxes	(8)	(280)	272
Less: Net loss attributable to noncontrolling interest	-	1,150	(1,150)

Net (Loss) Income	$(15,963)	$110,052	$(126,015)

Income (loss) per share	$(0.20)	$1.36	$(1.56)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2012, the cumulative difference between the GAAP and tax amortized cost basis of our residential, commercial, and CDO subordinate securities (excluding our investments in our securitization entities) was $73 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the years ended December 31, 2012 and 2011, we realized $26 million and $58 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2012 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $111 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2012, for GAAP we had a designated credit reserve of $211 million on our securities, and an allowance for loan losses of $33 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2012, the REIT had an estimated $302 million in capital loss carry-forwards ($3.70 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carry-forwards. At December 31, 2012, we had an estimated $32 million in capital loss carry-forwards at the TRS level. Since mortgage banking activities at the TRS have generated net capital gains, we have been able to utilize some of the loss carryforwards at the TRS.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they are issued. Our tax basis in these securities was $33 million at December 31, 2012, which includes a tax basis of $21 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Conversely, prepayments on our IOs retained from securitizations completed in 2010 and later have been fast, resulting in a tax basis in excess of the fair values for these securities. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate any Sequoia securitizations being called in the foreseeable future. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

As an example, for GAAP we expense the grant date fair value of performance stock units (PSUs) granted over the vesting term of those PSUs (regardless of the degree to which the performance conditions for vesting are ultimately satisfied, if at all), whereas for tax the value of the PSUs that actually vest in accordance with the performance conditions of those awards and are subsequently distributed to the award recipient is recorded as an expense on the date of distribution. If no PSUs under a particular grant ultimately vest, due to the failure to satisfy the performance conditions, no tax expense will be recorded for those PSUs, even though we would have already recorded expense for GAAP equal to the grant date fair value of the PSU awards. Conversely, if performance is such that a number of shares of common stock equal to 200% of the PSU award ultimately vest and are delivered to the award recipient, expense for tax will equal the common stock value on the date of distribution of 200% of the number of PSUs originally granted. This expense for tax could significantly exceed the recorded expense for GAAP.

In addition, since the decision to exercise options or distribute deferred stock units, preferred stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. No tax basis in our MSR assets has been recognized to date.

For GAAP purposes, mortgage servicing fee income, net of servicing expense and changes in the estimated fair value of our MSRs, is recognized on our consolidated income statement over the life of the MSR asset. For tax purposes, only mortgage servicing fee income, net of servicing expense is recognized as taxable income. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to Sequoia securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. Any MSR where basis is recognized for tax purposes through acquisition is amortized as a tax expense over a finite life.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Credit Risk

Integral to our business is assuming credit risk through our ownership of residential and commercial loans and securities as well as through our reliance on business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis.

We manage our credit risks by analyzing the extent of the risk we are taking and reviewing whether we believe the appropriate underwriting criteria are met, and we utilize systems and staff to monitor the ongoing credit performance of our loans and securities. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions, such as selling the affected investments, to mitigate potential losses. However, we may not always be successful in analyzing risks, reviewing underwriting criteria, foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a liquid market for the asset.

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

We also own some securities backed by Alt-A quality loans (and, to a lesser degree, some backed by subprime loans) that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses. In addition, we invest in riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

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

In addition, we originate commercial loans secured by first liens on commercial real estate with the intention to sell these loans or securitize them within a relatively short period of time following origination. Between the time of origination and the time of sale or securitization of these senior loans we are exposed to credit risk associated with these loans. In addition, we may, in some circumstances, invest in a subordinate security issued in a securitization transaction that includes one or more senior loans we originated, in which case we would continue to be exposed to credit risk with respect to these and other loans included in that securitization through our ownership of those subordinate securities.

Counterparties

We are also exposed to credit risk with respect to our business and lender counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under short-term borrowing facilities and swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.

In addition, because we rely on the availability of credit under committed and uncommitted borrowing facilities to fund our business and investments, our counterparties’ willingness and ability to extend credit to us under these facilities is a significant counterparty risk (and is discussed further below under the heading “Fair Value and Liquidity Risks”).

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

Fair Value and Liquidity Risks

To fund our assets we may use a variety of debt alternatives in addition to equity capital that present us with fair value and liquidity risks. We seek to manage these risks, including by maintaining what we believe to be adequate cash and capital levels.

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

Most of the securities we invest in are funded with a combination of equity capital, secured financing or short-term debt facilities. To the extent we use equity capital or secured financing, we can reduce our liquidity risks; however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of equity capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.

Under short-term borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our short-term borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility).

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheets at December 31, 2012. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2012, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2012
(Dollars in Thousands)		2013	2014	2015	2016	2017	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Securitized Residential Loans
Adjustable Rate	Principal	$224,117	$261,297	$202,263	$178,818	$158,384	$845,091	$1,869,970	$1,650,848
	Interest Rate	1.77%	2.01%	1.91%	2.27%	2.80%	4.44%

Hybrid	Principal	47,333	42,207	37,626	33,502	29,794	220,646	411,108	411,751
	Interest Rate	4.44%	4.41%	4.34%	4.39%	4.49%	4.74%

Unsecuritized Residential Loans
Adjustable Rate	Principal	1,578	-	-	-	-	-	1,578	1,208
	Interest Rate	2.00%	N/A	N/A	N/A	N/A	N/A

Fixed Rate	Principal	524,814	-	-	-	-	-	524,814	544,970
	Interest Rate	3.72%	N/A	N/A	N/A	N/A	N/A

Hybrid	Principal	16,449	-	-	-	-	-	16,449	16,722
	Interest Rate	3.53%	N/A	N/A	N/A	N/A	N/A

Residential Senior Securities
Adjustable Rate	Principal	1,042	912	798	696	606	3,800	7,854	7,613
	Interest Rate	2.70%	2.82%	3.03%	3.41%	3.93%	6.26%

Fixed Rate	Principal	23,542	21,361	19,970	22,434	22,926	178,668	288,901	282,788
	Interest Rate	4.09%	4.14%	4.23%	4.36%	4.55%	4.99%

Hybrid	Principal	49,980	50,150	47,612	41,952	36,082	240,732	466,508	447,233
	Interest Rate	3.76%	3.29%	3.17%	3.38%	3.61%	4.95%

Residential Re-REMIC Securities
Fixed Rate	Principal	-	-	231	599	559	75,685	77,074	55,189
	Interest Rate	6.16%	6.10%	6.05%	6.00%	5.96%	5.74%

Hybrid	Principal	-	-	-	-	6,995	131,793	138,788	107,846
	Interest Rate	4.63%	4.55%	4.09%	3.17%	3.60%	5.57%

Residential Subordinate Securities
Adjustable Rate	Principal	2,047	2,272	2,113	1,912	1,995	30,602	40,941	24,619
	Interest Rate	3.19%	3.23%	3.27%	3.24%	3.33%	3.73%

Fixed Rate	Principal	11,246	10,529	9,404	8,539	11,560	136,804	188,082	147,727
	Interest Rate	4.51%	4.55%	4.60%	4.66%	4.75%	5.37%

Hybrid	Principal	8,116	8,479	7,704	6,476	5,484	45,190	81,449	21,357
	Interest Rate	2.89%	2.77%	2.62%	2.67%	3.03%	4.14%

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2012
(Dollars in Thousands)		2013	2014	2015	2016	2017	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets continued
Commercial Loans
Fixed Rate	Principal	$20,887	$22,327	$30,974	$63,352	$35,931	$106,582	$280,053	$277,199
	Interest Rate	10.05%	10.02%	10.05%	9.92%	9.73%	9.67%

Adjustable Rate	Principal	14,598	19,250	7,000	-	-	-	40,848	40,848
	Interest Rate	11.39%	11.56%	11.84%	N/A	N/A	N/A

Commercial Subordinate Securities
Adjustable Rate	Principal	-	2,454	886	7,932	6,113	11,946	29,331	14,070
	Interest Rate	5.70%	5.70%	5.70%	5.70%	5.74%	5.70%

Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	40,453	101,661	85,717	90,230	95,720	1,428,877	1,842,658	1,650,203
	Interest Rate	0.99%	0.92%	1.12%	1.46%	1.93%	3.40%

Fixed Rate	Principal	3,300	3,462	3,631	3,809	3,977	169,753	187,932	199,109
	Interest Rate	4.55%	2.29%	2.29%	2.29%	2.29%	2.30%

Hybrid	Principal	2,965	3,051	3,146	3,214	3,270	160,453	176,099	178,987
	Interest Rate	3.72%	3.70%	3.61%	3.75%	3.95%	4.47%

Residential Resecuritization
Adjustable Rate	Principal	7,936	8,767	10,172	11,226	11,579	115,066	164,746	171,336
	Interest Rate	2.27%	2.43%	2.72%	3.10%	3.67%	5.22%

Commercial Securitization
Fixed Rate	Principal	26,987	19,687	43,016	73,393	8,631	-	171,714	172,144
	Interest Rate	5.70%	5.69%	5.84%	6.31%	2.49%	N/A

Short-term Debt	Principal	551,918	-	-	-	-	-	551,918	551,918
	Interest Rate	1.81%	N/A	N/A	N/A	N/A	N/A

Long-term Debt	Principal	-	-	-	-	-	139,500	139,500	90,675
	Interest Rate	2.57%	2.70%	2.99%	3.42%	4.00%	5.56%

Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	-	-	-	-	70,000	574,000	644,000	(49,735)
	Receive Strike Rate	0.32%	0.47%	0.77%	1.21%	1.80%	3.21%
	Pay Strike Rate	2.07%	2.12%	2.20%	2.26%	2.31%	3.66%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F- 1 through F- 67 of this Annual Report on Form 10-K and incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2012 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2012, was effective.

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

The company’s internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2012.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Redwood Trust, Inc. Set forth below is information regarding individuals serving as directors as of the date of this Annual Report on Form 10-K.

Richard D. Baum, age 66, is Chairman of the Board and has been a director of Redwood since 2001. Mr. Baum is currently the President and Managing Partner of Atwater Retirement Village LLC (a private company). From 2008 to mid-2009, Mr. Baum served as Executive Director of the California Commission for Economic Development. He also served as the Chief Deputy Insurance Commissioner for the State of California from 1991 to 1994 and 2003 to 2007. Mr. Baum served from 1996 to 2003 as the President of Care West Insurance Company, a worker’s compensation insurance company, and prior to 1991 as Senior Vice President of Amfac, Inc., a diversified operating company engaged in various businesses, including real estate development and property management. Mr. Baum holds a B.A. from Stanford University, an M.A. from the State University of New York, and a J.D. from George Washington University, National Law Center. Mr. Baum is a Class I director whose term expires in May 2013. The Board of Directors previously concluded that Mr. Baum should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes and management experience; experience as a chief executive officer; experience in government service and financial regulation; expertise and experience relating to the insurance industry; expertise and experience relating to the real estate development industry and property management business; expertise and experience relating to institutional governance; and professional and educational background.

Douglas B. Hansen, age 55, is Vice-Chairman of the Board, is a founder of Redwood, and served as Redwood’s President from 1994 through 2008. Mr. Hansen retired from his position as President of Redwood at the end of 2008. Mr. Hansen has been a director of Redwood since 1994. From 1990 through 1997, Mr. Hansen was a Principal with GB Capital. GB Capital assisted banks, insurance companies, and savings and loans in managing portfolios of securitized and unsecuritized mortgage loans, in arranging collateralized borrowings, in hedging balance sheet risks, and with other types of capital markets transactions. Mr. Hansen serves on the boards of several not-for-profit institutions, including the International Center of Photography and River of Knowledge, Inc. Mr. Hansen holds a B.A. in Economics from Harvard College and an M.B.A. from Harvard Business School. Mr. Hansen is a Class II director whose term expires in May 2014. The Board of Directors previously concluded that Mr. Hansen should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes and management experience, including experience as President of Redwood Trust since its founding in 1994 through 2008; skill and experience in investing in real estate-related assets and managing portfolios of such investments; skill and experience in managing balance sheet exposures and managing risks; skill and experience in executing capital markets transactions; experience in finance and accounting matters; and professional and educational background.

Mariann Byerwalter, age 52, has been a director of Redwood since 1998. Ms. Byerwalter is currently Chairman of JDN Corporate Advisory LLC (a privately held advisory services firm). Ms. Byerwalter served as the Chief Financial Officer and Vice President for Business Affairs of Stanford University from 1996 to 2001. She was a partner and co-founder of America First Financial Corporation from 1987 to 1996, and she served as Chief Operating Officer, Chief Financial Officer, and a director of America First Eureka Holdings, a publicly traded institution and the holding company for Eureka Bank, from 1993 to 1996. She serves on the Board of Directors of Pacific Life Corp., SRI International, Burlington Capital Corporation, WageWorks, Inc., the Lucile Packard Children’s Hospital, and the Stanford Hospital and Clinics. In April 2012, she completed her term on the Board of Trustees of Stanford University. Ms. Byerwalter serves as a Trustee of certain investment companies affiliated with Charles Schwab Corporation. Ms. Byerwalter holds a B.A. from Stanford University and an M.B.A. from Harvard Business School. Ms. Byerwalter is a Class I director whose term expires in May 2013. The Board of Directors previously concluded that Ms. Byerwalter should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes and management and entrepreneurial experience; experience as a chief financial officer; expertise and experience in the banking and insurance industries; expertise and experience relating to institutional governance; and professional and educational background.

Martin S. Hughes, age 55, has served as Chief Executive Officer since May 2010 and as a director since January 2011. Mr. Hughes served as President from January 2009 to January 2012, Co-Chief Operating Officer from November 2007 to May 2010, Chief Financial Officer from 2006 to April 2010, Treasurer from 2006 to 2007, and Vice President from 2005 to 2007.

Mr. Hughes has 20 years of senior management experience in the financial services industry. From 2000 to 2004, Mr. Hughes was the President and Chief Financial Officer for Paymap, Inc. In addition, Mr. Hughes served as a Vice President and Chief Financial Officer for Redwood from 1998 to 1999. Mr. Hughes also served as Chief Financial Officer for North American Mortgage Company from 1992 to 1998. Prior to 1992, Mr. Hughes was employed for eight years at an investment banking firm and for four years at Deloitte & Touche. Mr. Hughes has a BS in accounting from Villanova University. Mr. Hughes is a Class II director whose term expires in May 2014. The Board of Directors previously concluded that Mr. Hughes should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes and management experience, including experience as Chief Executive Officer, President, and Chief Financial Officer of Redwood; skill and experience in managing balance sheet exposures and managing risks; skill and experience in executing capital markets transactions; expertise and experience in the mortgage lending and investment banking industries; accounting expertise and experience; and professional and educational background.

Greg H. Kubicek, age 56, has been a director of Redwood since 2002. Mr. Kubicek is President of The Holt Group, Inc., a real estate company that develops, owns, and manages commercial real estate properties and is a residential homebuilder. Mr. Kubicek currently serves as a director for Cadet Manufacturing Co. He has also served as Chairman of the Board of Cascade Corporation, an international manufacturing corporation. Mr. Kubicek holds a B.A. in Economics from Harvard College. Mr. Kubicek is a Class II director whose term expires in May 2014. The Board of Directors previously concluded that Mr. Kubicek should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes; management and entrepreneurial experience; expertise and experience in the real estate development industry; experience and expertise in the property management business; professional and educational background.

Jeffrey T. Pero, age 66, has been a director of Redwood since November 2009. Mr. Pero retired in October 2009, after serving as a partner for more than 23 years, from the international law firm of Latham & Watkins LLP. At Latham & Watkins LLP, Mr. Pero’s practice focused on advising clients regarding corporate governance matters, debt and equity financings, mergers and acquisitions, and compliance with U.S. securities laws; Mr. Pero also served in various firm management positions. Mr. Pero currently serves as a director of BRE Properties, Inc., a real estate investment trust. Mr. Pero holds a B.A. from the University of Notre Dame and a J.D. from New York University School of Law. Mr. Pero is a Class I director whose term expires in May 2013. The Board of Directors previously concluded that Mr. Pero should be nominated to continue to serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: expertise and experience in structuring and negotiating debt and equity financings; expertise and experience relating to corporate governance; management experience; expertise and experience relating to real estate investment trusts; expertise and experience relating to the U.S. securities laws; and professional and educational background.

Georganne C. Proctor, age 56, has been a director of Redwood since March 2006. Ms. Proctor is the former Chief Financial Officer of TIAA-CREF, and served in that position from June 2006 to July 2010. Additionally, Ms. Proctor served as Executive Vice President for Enterprise Integration from January 2010 to July 2010. From July 2010 to October 2010, she served as Enterprise Integration’s Executive Vice President. From 2003 to 2005, Ms. Proctor was Executive Vice President of Golden West Financial Corporation, a thrift institution. From 1994 to 1997, Ms. Proctor was Vice President of Bechtel Group, a global engineering firm, and also served as its Senior Vice President and Chief Financial Officer from 1997 to 2002 and as a director from 1999 to 2002. From 1991 to 1994, Ms. Proctor served as finance director of certain divisions of The Walt Disney Company, a diversified worldwide entertainment company. Ms. Proctor currently serves on the Board of Directors of Och-Ziff Capital Management Group. Ms. Proctor previously served on the Board of Directors of Kaiser Aluminum Corporation from 2006 to 2009. Ms. Proctor holds a B.S. in Business Management from the University of South Dakota and an M.B.A. from California State University East Bay. Ms. Proctor is a Class III director whose term expires in May 2015. The Board of Directors concluded that Ms. Proctor should be nominated to continue to serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: management experience; experience as a chief financial officer; expertise and experience in the banking and investment management industries; and professional and educational background.

Charles J. Toeniskoetter, age 68, has been a director of Redwood since 1994. Mr. Toeniskoetter is Chairman of Toeniskoetter Development, Inc., a company that has developed, owns, and manages over $250 million of commercial and industrial real estate properties, and Chairman & CEO of Toeniskoetter Construction, Inc. Mr. Toeniskoetter serves on the Board of Directors of Heritage Commerce Corp., (NASDAQ: HTBK), as well as a number of community organizations. Mr. Toeniskoetter holds a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from the Stanford University Graduate School of Business. Mr. Toeniskoetter is a Class II director whose term expires in May 2014. The Board of Directors previously concluded that Mr. Toeniskoetter should serve as a director on account of, among other things, the following experience, qualifications, attributes, and skills: leadership attributes, including experience as a chief executive officer; management and entrepreneurial experience; experience as director of public companies; expertise and experience in the commercial real estate industry; expertise and experience in the banking and investment management industries; and professional and educational background.

Executive Officers of Redwood Trust, Inc. Set forth below is information regarding individuals serving as executive officers as of the date of this Annual Report on Form 10-K. Information regarding Martin S. Hughes, Redwood’s Chief Executive Officer, is set forth above under the heading “Directors of Redwood Trust, Inc.”

Brett D. Nicholas, age 44, has served as President since January 2012. Mr. Nicholas served as Executive Vice President and Chief Operating Officer from May 2010 to January 2012 and Chief Investment Officer from 2007 to January 2012. Mr. Nicholas also served as Co-Chief Operating Officer from 2007 to May 2010 and Vice President of Redwood from 1996 to 2007. Mr. Nicholas is responsible for managing Redwood’s day-to-day operations and investment activity. Prior to joining Redwood, he was Vice President of Secondary Marketing at California Federal Bank, FSB and Vice President of Secondary Marketing at Union Security Mortgage. Mr. Nicholas holds a B.A. in economics from the University of Colorado at Boulder and is a graduate of the Stanford University Executive Program.

Fred J. Matera, age 49, has served as Chief Investment Officer (CIO) since January 2012 and is responsible for managing Redwood’s investment portfolio. Prior to serving as CIO, Fred was a Managing Director. Prior to joining Redwood in July 2008, and since the spring of 2001, Mr. Matera was a Managing Director and Co-Head of Structured Credit at RBS Greenwich Capital. He began his career in finance in 1989 as a mortgage trader, and has held a number of trading positions in financial services firms, including Goldman Sachs, DLJ, and First Boston. Prior to graduating from business school, Mr. Matera was an analyst at the Federal Reserve Bank of New York. Mr. Matera has a B.A. in economics from Tufts University, and an M.B.A. in finance from The Wharton School of the University of Pennsylvania.

Christopher J. Abate, age 33, has served as Chief Financial Officer since March 9, 2012. Mr. Abate has also served as Redwood’s Controller since January 2009 and has been employed by Redwood since April 2006. Prior to being named Controller, Mr. Abate served as a Vice President beginning in December 2007 and as a Managing Director since December 2008, with responsibility during the majority of that time for Redwood’s accounting and financial reporting functions. Before joining Redwood, Mr. Abate was employed by PricewaterhouseCoopers LLP as an auditor and consultant. He holds a B.A. in accounting and finance from Western Michigan University, an M.B.A. from the University of California at Berkeley and Columbia University, and is a certified public accountant.

Andrew. P. Stone, age 41, has served as General Counsel and Secretary since December 2008. Prior to joining Redwood, he served as Deputy General Counsel of Thomas Weisel Partners Group, Inc. from 2006 to 2008 and between 1996 and 2006 practiced corporate and securities law at Sullivan & Cromwell LLP and Brobeck, Phleger & Harrison LLP. Mr. Stone holds a B.A. in mathematics and history from Kenyon College and a J.D. from New York University School of Law.

Audit Committee of the Board of Directors. Redwood’s Board of Directors has established an Audit Committee as a separately designated standing committee of the Board of Directors. The current members of the Audit Committee are listed below, with the Chair appearing first.

Audit Committee
Greg H. Kubicek
Mariann Byerwalter
Georganne C. Proctor
Charles J. Toeniskoetter

The Audit Committee provides oversight regarding accounting, auditing, risk management, and financial reporting practices of Redwood. The Audit Committee consists solely of non-employee directors, all of whom the Board of Directors has determined are independent within the meaning of the listing standards of the NYSE and the rules of the SEC. The Board of Directors has determined that all members of the Audit Committee are “financially literate” within the meaning of the applicable regulations and standards and has designated Ms. Proctor as an “audit committee financial expert” within the meaning of the applicable regulations and standards.

Redwood’s Code of Ethics. Redwood’s Board of Directors has adopted a Code of Ethics that applies to all of our directors, officers, and employees. Our Code of Ethics is available on our website as well as in print, without charge, at the written request of any stockholder addressed to Redwood’s Secretary at our principal executive office. We intend to post on our website and disclose in a Current Report on Form 8-K, to the extent required by applicable regulations, any change to the provisions of our Code of Ethics and any waiver of a provision of the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership of, and transactions in, our common stock with the SEC within certain time periods following events giving rise to such filing requirements. Their initial report must be filed using the SEC’s Form 3 and subsequent stock purchases, sales, option exercises and other changes must be reported on the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on the SEC’s Form 5. Based solely on a review of the copies of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers, and stockholders were complied with during 2012.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers. Under SEC regulations, Redwood has six Named Executive Officers (NEOs) for 2012, which are listed below with their current titles:

—	Martin S. Hughes, Chief Executive Officer

—	Brett D. Nicholas, President

—	Christopher J. Abate, Chief Financial Officer

(during 2012, Mr. Abate served as Chief Financial Officer beginning on March 10th)

—	Fred J. Matera, Chief Investment Officer

—	Scott M. Chisholm, Managing Director

—	Diane L. Merdian, former Chief Financial Officer

(during 2012, Ms. Merdian served as Chief Financial Officer from January 1st through March 9th)

Adjusted Return-on-Equity (“Adjusted ROE”). Within certain of the disclosures and tables within this Item 11 are references to Adjusted return-on-equity or “Adjusted ROE.” Adjusted ROE is the company financial performance metric that is used by the Compensation Committee of the Board of Directors in determining the portion of NEO’s 2012 annual performance-based bonuses that are based on Redwood’s 2012 financial performance. Adjusted ROE is defined as income determined in accordance with GAAP divided by “average core equity.” Average core equity is defined as average GAAP equity excluding unrealized mark-to-market adjustments as reflected in accumulated other comprehensive income (loss) and for 2012 average core equity was approximately $988.6 million. For 2012, Redwood earned a 13.35% return on average equity, based on its 2012 GAAP financial results. Adjusted ROE for 2012 was approximately 14.0%.

Summary Compensation Table. The following table includes information concerning compensation earned by the NEOs for the years ended December 31, 2012, 2011, and 2010. Titles shown in the table are those held by the NEOs on December 31, 2012.

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Martin S. Hughes, Chief Executive Officer	2012	$700,000	$3,491,000	—	$1,891,009	$42,000	$6,124,009
	2011	$700,000	$2,215,500	—	$273,250	$42,000	$3,230,750
	2010	$624,680	$2,775,000	—	$1,165,109	$30,000	$4,594,789

Brett D. Nicholas, President	2012	$500,000	$2,356,363	—	$1,256,374	$30,000	$4,142,737
	2011	$500,000	$1,575,009	—	$187,500	$30,000	$2,292,509
	2010	$500,000	$1,600,000	—	$871,819	$30,000	$3,001,819

Christopher J. Abate, Chief Financial Officer	2012	$283,333	$704,902	—	$404,914	$15,000	$1,408,149
	2011	$215,000	$200,000	—	$26,875	$12,900	$454,755
	2010	$215,000	$135,000	—	$111,620	$12,900	$474,520

Fred J. Matera, Managing Director	2012	$400,000	$1,078,186	—	$728,187	$8,500	$2,214,863
	2011	$400,000	$600,000	—	$100,000	$8,500	$1,108,500
	2010	$400,000	$525,000	—	$464,970	$24,000	$1,413,970

Scott M. Chisholm, Managing Director	2012	$475,000	$1,022,305	—	$947,309	$8,500	$2,453,114
	2011	$400,000	$699,997	—	$150,000	$8,250	$1,258,247
	2010	$400,000	$525,000	—	$348,728	$115,094	$1,388,822

Diane L. Merdian, Former Chief Financial Officer (5)	2012	$77,436	$—	—	$—	$204,125	$281,561
	2011	$400,000	$550,005	—	$100,000	$14,250	$1,064,255
	2010	297,179	$1,025,000	—	$264,658	$224,000	$1,810,837

(1)

All NEOs were paid their annualized salaries in 2012 except for Mr. Abate and Ms. Merdian. Ms. Merdian was paid a proration of her annualized salary of $400,000 until her departure date on March 9, 2012. At the time he was named interim Chief Financial Officer, Mr. Abate’s salary for 2012 was $250,000 per annum. Subsequently, in September 2012, Mr. Abate was named Chief Financial Officer and his salary was increased at that time to $350,000 per annum, as approved by the Compensation Committee of the Board of Directors on August 31, 2012. Consequently, the base salary actually paid to Ms. Merdian during 2012 was $77,436 and to Mr. Abate during 2012 was $283,333.

(2)

Represents the grant date fair value of stock units awarded, as determined in accordance with FASB Accounting Standards Codification Topic 718. For 2012, our NEOs received grants of deferred stock units and performance stock units on December 7, 2012. The deferred stock units and performance stock units were granted with the grant date fair values of $16.47, and $12.37 per share, respectively. Additionally, with the exception of Ms. Merdian, each NEO received an award of deferred stock units on February 26, 2013, which represented the payment of a portion of the value of 2012 annual performance-based bonuses.

(3)

These amounts are annual performance-based bonuses paid in cash for each fiscal year indicated with respect to performance during such fiscal year (but paid early in the following fiscal year). As with prior years, 2012 annual performance-based bonuses were weighted 75% on Redwood’s 2012 financial performance and 25% on each NEO’s individual performance during 2012.

(4)

Represents matching contributions to our 401(k) Plan and Executive Deferred Compensation Plan. For Ms. Merdian it includes a payment of $200,000 which she received upon her departure from Redwood in 2012. Please refer to Footnote (5) below.

(5)

On February 26, 2012, in connection with her departure, Redwood entered into a separation agreement with Ms. Merdian which provided for a payment to her of $200,000 and the forfeiture by her of all unvested equity based awards previously awarded. Ms. Merdian ceased employment with Redwood on March 9, 2012.

Grants of Plan-Based Awards Table. The following table reflects estimated possible payouts to the NEOs in 2012 under Redwood’s performance-based compensation plan as well as actual equity-related grants made under Redwood’s Incentive Plan in 2012, as well as equity-related grants made on February 25, 2013 (which represented the payment of a portion of the value of 2012 annual performance-based bonuses). Actual payouts for performance in 2012 are reflected in the Summary Compensation Table above.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Possible Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units (#) (12)	Grant Date Fair Value of Stock and Option Awards ($) (12)

Name	Type of Award (1)	Grant Date	Threshold (7)	Target (8)	Maximum (9)	Threshold	Target (10)	Maximum (11)
Martin S. Hughes	—	—	—	$962,500	$2,850,000	—	15,542	127,294	—	—
	DSU	2/28/2012(2)							1,292	$15,500
	DSU	12/7/2012(3)	—	—	—	—	—	—	69,824	$1,150,001
	DSU	2/26/2013(4)	—	—	—	—	—	—	60,396	$1,191,009
	PSU	12/7/2012(5)	—	—	—	—	92,966	185,932	92,966	$1,149,989
Brett D. Nicholas	—	—	—	$747,500	$2,750,000	—	10,213	133,215	—	—
	DSU	12/7/2012(3)	—	—	—	—	—	—	48,573	$799,997
	DSU	2/26/2013(4)	—	—	—	—	—	—	38,356	$756,373
	PSU	12/7/2012(5)	—	—	—	—	64,672	129,344	64,672	$799,993
Christopher J. Abate	—	—	—	$350,000	$1,175,000	—	—	48,845	—	—
	DSU	9/5/2012(6)	—	—	—	—	—	—	17,253	$249,996
	DSU	12/7/2012(3)	—	—	—	—	—	—	12,143	$199,995
	DSU	2/26/2013(4)	—	—	—	—	—	—	2,785	$54,914
	PSU	12/7/2012(5)	—	—	—	—	16,168	32,336	16,168	$199,998
Fred J. Matera	—	—	—	$562,500	$1,200,000	—	3,700	47,365	—	—
	DSU	12/7/2012(3)	—	—	—	—	—	—	22,769	$375,005
	DSU	2/26/2013(4)	—	—	—	—	—	—	16,642	$328,186
	PSU	12/7/2012(5)	—	—	—	—	30,314	60,628	30,314	$374,984
Scott M. Chisholm	—	—	—	$534,375	$1,237,500	—	3,515	45,145	—	—
	DSU	12/7/2012(3)	—	—	—	—	—	—	16,697	$275,000
	DSU	2/26/2013(4)	—	—	—	—	—	—	23,951	$472,308
	PSU	12/7/2012(5)	—	—	—	—	22,231	44,462	22,231	$274,997

(1)	DSU refers to deferred stock units; PSU refers to performance stock units.
(2)

Mr. Hughes received a DSU award on February 28, 2012 with a grant date value of $12.00 per share. This DSU award represented the payment of a portion of the value of his 2011 performance-based annual bonus.

(3)

All NEOs received one half of their 2012 annual long-term incentive grant in the form of deferred stock units on December 7, 2012 with a grant date fair value of $16.47 per share, subject to a four year vesting schedule (fully vesting on December 19, 2016). The grants are automatically deferred under Redwood’s Executive Deferred Compensation Plan, with a distribution date, with a distribution date between December 19, 2016 and December 30, 2016, unless distribution is electively further deferred by the recipient under the terms of the Company’s Executive Deferred Compensation Plan.

(4)

With the exception of Ms. Merdian, all NEOs also received a vested DSU award on February 26, 2013, with a grant date fair value of $19.72 per unit. These DSU awards represented the payment of a portion of the value of each of their 2012 annual performance-based bonuses.

(5)

With the exception of Ms. Merdian, all NEOs received one half of their 2012 annual long-term incentive grant in the form of a target number of performance stock units on December 7, 2012, subject to a three year performance vesting period ending on December 6, 2015. The number of target award shares which will vest on December 6, 2015 will be determined by Redwood’s cumulative total shareholder return (TSR) over the three year performance vesting period according to the following schedule, with prorated vesting for TSR percentages that fall between those set forth below (with the target number of PSUs granted being adjusted to reflect the value of any dividends paid on Redwood common stock during the vesting period):

Three-Year TSR	Vesting/Crediting of Target Shares
Less than 0%	0%
25%	100%
125% or greater	200%

(6)	On August 31, 2012, the Compensation Committee of the Board of Directors approved a grant of deferred stock units for Mr. Abate with the aggregate grant date fair value of $250,000 (or $14.49 per unit) upon his promotion to Chief Financial Officer on September 5, 2012. This grant is subject to a four year vesting schedule, vesting fully on October 1, 2016.
(7)	No company financial performance-based non-equity incentive plan awards would have been granted for 2012 if Adjusted ROE for 2012 had been less than 3.75%.
(8)	Represents cash component of 2012 performance-based annual bonuses that would have been paid assuming that (i) the NEO was awarded 100% of the target bonus for individual performance and (ii) Adjusted ROE for 2012 was between 7.75% and 8.75%. Actual amounts paid in cash for 2012 are included in the “Summary Compensation” table above.
(9)	Represents the maximum cash component of 2012 performance-based annual bonuses that would have been paid assuming a maximum performance-based annual bonus ($5 million for each of Mr. Hughes and Mr. Nicholas and $2 million for each of the other NEOs).
(10)	Represents the portion of 2012 performance-based annual bonuses that would have been paid in vested deferred stock units assuming that (i) the NEO was awarded 100% of the target bonus for individual performance and (ii) Adjusted ROE for 2012 was between 7.75% and 8.75%. The number of deferred stock units was calculated using a common stock price of $16.89 per share (the closing price of Redwood’s common stock on the NYSE on December 31, 2012). Actual amounts awarded for 2012 are included in the “Summary Compensation” table above.
(11)	Represents the portion of 2012 performance-based annual bonuses that would have been paid in vested deferred stock units assuming a maximum performance-based annual bonus ($5 million for each of Mr. Hughes and Mr. Nicholas and $2 million for each of the other NEOs). The number of deferred stock units was calculated using a common stock price of $16.89 per share (the closing price of Redwood’s common stock on the NYSE on December 31, 2012).
(12)	These awards were approved by the Compensation Committee of the Board of Directors and granted pursuant to Redwood’s Incentive Plan. The value of these awards is determined in accordance with FASB Accounting Standards Codification Topic 718 based on the closing price of Redwood’s common stock on the trading day immediately prior to the grant date.

Outstanding Equity Awards at Fiscal Year-End Table. The following table set forth certain information regarding outstanding equity awards for each NEO as of December 31, 2012. In 2010, 2011, and 2012, equity awards to NEOs were made in the form of deferred stock units and performance stock units, which are both reflected in the table below. Deferred stock units are included as unvested stock units in the table below whereas performance stock units are reflected as being unearned as of December 31, 2012.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, That Have Not Vested ($) (6)
Martin S. Hughes	—	—	—	275,348	$4,650,628	281,379	$4,752,497
Brett D. Nicholas	25,000	$52.46	12/10/2013	—	—	—	—
	18,891	$58.23	12/1/2014	—	—	—	—
	—	—	—	188,870	$3,190,014	199,174	$3,364,049
Christopher J. Abate	—	—	—	56,867	$960,484	16,168	$273,078
Fred J. Matera	—	—	—	73,602	$1,243,138	78,534	$1,326,439
Scott M. Chisholm	—	—	—	69,084	$1,166,829	75,362	$1,272,864

(1)	Represents vested stock options outstanding as of December 31, 2012. All outstanding options as of December 31, 2012 are fully vested.

(2)	The option exercise price is based on the closing price of Redwood’s common stock on the NYSE on the day immediately prior to grant.

(3)	Represents unvested deferred stock units as of December 31, 2012.

(4)	Assumes a common stock value of $16.89 per share (the closing price of Redwood’s common stock on the NYSE on December 31, 2012).

(5)

Represents unearned performance stock units granted on November 30, 2010, December 7, 2011, and December 7, 2012. The unearned PSUs are shown based on the target number of award shares. Depending on performance over a three year performance vesting period, between 0% and 200% of the target number of awards shares may vest (with the target numbers of PSUs granted being adjusted to reflect the value of any dividends paid on Redwood common stock during the vesting period). Please refer to “Grants of Plan-Based Awards” table above for additional detail on the vesting of PSUs.

(6)

Represents market value of unearned performance stock units based on the target number of award shares and on a value per share of $16.89 (the closing price of Redwood common stock on the NYSE on December 31, 2012).

Options Exercised and Stock Vested Table. The following table sets forth information with respect to the options exercised by the NEOs during the fiscal year ended December 31, 2012. The table also shows the value of accumulated deferred stock unit awards that vested during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Martin S. Hughes	—	—	165,244	$1,922,745
Brett D. Nicholas	—	—	120,098	$1,385,754
Christopher J. Abate	—	—	6,537	$74,295
Diane Merdian	—	—	6,722	$68,428
Fred J. Matera	—	—	25,674	$302,163
Scott M. Chisholm	—	—	15,661	$182,510

(1)	The value realized on vesting is calculated by multiplying the number of shares vesting by the fair market value of Redwood’s stock on the respective vesting date.

Non-Qualified Deferred Compensation Table. Redwood’s Executive Deferred Compensation Plan permits eligible employees (including NEOs) to voluntarily defer receipt of a portion or all of the cash they receive as salary, bonus, and/or dividend equivalent right payments on a tax deferred basis for distribution from the plan to the employee at a subsequent date (in cash or in shares of common stock). Each of our NEOs is a participant in our Executive Deferred Compensation Plan. Each of our NEOs other than Mr. Chisholm, Mr. Matera, and Ms. Merdian voluntarily deferred a portion of his or her cash earnings during fiscal year 2012. Additionally, delivery of shares of Redwood common stock underlying deferred stock units and performance stock units granted under Redwood’s Incentive Plan are deferred under the Executive Deferred Compensation Plan.

Amounts deferred under the Executive Deferred Compensation Plan for subsequent distribution in cash are credited with interest at 120% of the long-term applicable federal rate as published by the IRS. As an example, for December 2012, 120% of the long-term applicable federal rate was 2.85% per annum. Redwood matches 50% of cash compensation deferred for subsequent distribution in cash under the Executive Deferred Compensation Plan by crediting the matching amount as additional deferred compensation under the Executive Deferred Compensation Plan, provided that total matching amounts for any year by a participant under the Executive Deferred Compensation Plan and Redwood’s 401(k) plan are limited to 6% of base salary. Vesting of the matching payments is based on the employee’s tenure with Redwood, and over time, an employee becomes increasingly vested in both prior and new matching payments. Employees are fully vested in all prior and all new matching payments after six years of employment. As of December 31, 2012, all of our NEOs, with the exception of Mr. Chisholm and Mr. Matera were fully vested in matching payments made under our Executive Deferred Compensation Plan. Deferred amounts may be deferred until a date chosen by the executive at the time of the initial deferral (subject to certain restrictions) or until retirement, at which time the balance in the executive’s account will be delivered in cash or common stock (as applicable), or will be paid out over a period of up to 15 years, depending upon the executive’s deferral elections.

The following table sets forth information with respect to our NEOs’ cash contributions, vested deferred stock unit contributions, cash and deferred stock unit withdrawals, earnings, and aggregate balances in our Executive Deferred Compensation Plan for the fiscal year ended December 31, 2012.

Name		Executive Contributions in 2012 ($)	Registrant Contributions in 2012 ($)	Aggregate Earnings in 2012 ($) (1)	Aggregate Withdrawals/ Distributions in 2012 ($)	Aggregate Balance at 12/31/2012 ($) (2)
Martin S. Hughes	(3)	$1,989,745	$33,500	$6,148	$(1,612,902)	$5,444,864
Brett D. Nicholas	(4)	$1,428,754	$21,500	$4,583	$(1,563,750)	$3,263,157
Christopher J. Abate	(5)	$87,295	$6,500	$909	$(15,893)	$187,614
Diane L. Merdian	(6)	$68,428	$—	$1,551	$(347,814)	$—
Fred J. Matera	(7)	$302,163	$—	$1,125	$(61,778)	$1,184,041
Scott M. Chisholm	(8)	$182,510	$—	$400	$(16,664)	$522,684

(1)     Represents market rate interest earned on cash balances in our Executive Deferred Compensation Plan. “Market rate interest” is defined as 120% of long-term applicable federal rate as published by the IRS.

(2)     The balance indicated reflects the value of vested deferred stock units in the plan assuming the price of $16.89 per share (the closing price of Redwood common stock on the NYSE on December 31, 2012) and the cash balance in Redwood’s Deferred Compensation Plan.

(3)     Mr. Hughes’ contribution included $67,000 in voluntary cash deferrals from his compensation and $1,922,745 as a result of vesting of previously awarded deferred stock units. Mr. Hughes also received a distribution of 127,752 shares of common stock underlying deferred stock units which were previously awarded in 2008 and 2010.

(4)     Mr. Nicholas’ contribution included $43,000 in voluntary cash deferrals from his compensation and $1,385,754 as a result of vesting of previously awarded deferred stock units. Mr. Nicholas received a distribution of 127,752 shares of common stock underlying deferred stock units which were previously awarded in 2008 and 2010.

(5)     Mr. Abate’s contribution included $13,000 in voluntary cash deferrals from his compensation and $74,295 as a result of vesting of previously awarded deferred stock units.

(6)     Ms. Merdian’s contribution included $68,428 as a result of vesting of previously awarded deferred stock units. Ms. Merdian received a distribution of 20,430 shares of common stock underlying deferred stock units which were previously awarded in 2009 and 2010. As of December 31, 2012, Ms. Merdian had no balance in Redwood’s Executive Deferred Compensation Plan.

(7)     Mr. Matera’s contribution included $302,163 as a result of vesting of previously awarded deferred stock units.

(8)     Mr. Chisholm’s contribution included $182,510 as a result of vesting of previously awarded deferred stock units.

Potential Payments upon Termination or Change of Control. Two of Redwood’s NEOs, Mr. Hughes (Redwood’s CEO) and Mr. Nicholas (Redwood’s President), and one of Redwood’s other officers, Harold F. Zagunis, had, as of December 31, 2012, an employment agreement with Redwood. These employment agreements continue to remain in place and provide for severance payments and benefits in the event the executive is terminated without “Cause” or resigns with “Good Reason,” which are each defined in the applicable agreement. The employment agreements provide for one year terms ending on December 31 of each year and are subject to automatic one-year renewals if not terminated by either party. No other executive officers of Redwood are party to an employment agreement with Redwood.

Each employment agreement provides for the executive to receive severance payments in the event we terminate the executive’s employment without “Cause” or the executive terminates employment for “Good Reason” (each as defined below). The severance payments would be in addition to payment of the executive’s base salary to the date of termination of the executive’s employment. If terminated without “Cause” or if the executive had terminated for “Good Reason” on December 31, 2012, the aggregate amount of these severance payments would have been equal to:

(i)     in the case of Mr. Hughes, 250% of his base salary plus 150% of his base salary prorated to the date of termination;

(ii)    in the case of Mr. Nicholas, 250% of his base salary plus 150% of his base salary prorated to the date of termination; and

(iii)   in the case of Mr. Zagunis, 200% of his base salary plus 100% of his base salary prorated to the date of termination.

In addition, all outstanding stock options and equity-related awards granted to these executives would immediately vest upon either such type of termination, unless otherwise provided in the grant agreement for an equity-related award. Executives would also receive the sum of dividend equivalent rights that would be payable on unexercised stock options over the one-year period following the termination of employment, unless the executive’s grant agreements for those stock options provide a different formula for the dividend equivalent right payments. In addition, for the one-year period following termination of employment, these executives would be entitled to receive all life insurance, disability insurance, and medical coverage fringe benefits as if the executive had not been terminated.

The employment agreements provide that 75% of severance amounts due will be paid in a lump sum six months following termination and the remaining 25% will be paid in equal monthly installments over the succeeding six months.

In February 2011 the employment agreements with these executives were amended to eliminate the provisions of those agreements that provided for excise tax gross-ups with respect to excise taxes that may be imposed on change-in-control severance payments made under these agreements. The amendments provide that in the event that any payments or benefits under these employment agreements constitute an “excess parachute payment” for purposes of Section 280G of the Code, the amounts otherwise payable and benefits otherwise due under these employment agreements will either (i) be delivered in full or (ii) be reduced or limited to the minimum extent necessary to ensure that no payments under these employment agreements will be subject to the excise tax imposed under Section 4999 of the Code, whichever of the foregoing amounts, taking into account applicable federal, state and local income and employment taxes and the excise tax imposed under Section 4999 of the Code, results in the largest benefit to the executive on an after-tax basis, notwithstanding that all or some portion of such payments and/or benefits may be subject to the excise tax imposed under Section 4999 of the Code.

All severance benefits under each agreement are contingent on the executive agreeing to execute an agreement releasing all claims against Redwood and the executives are subject to non-solicitation restrictions for a year following a termination for which severance is paid.

“Cause” for Mr. Hughes, Mr. Nicholas, and Mr. Zagunis is defined as (i) the executive’s material failure to substantially perform the reasonable and lawful duties of his position for Redwood, which failure shall continue for 30 days after notice thereof; (ii) acts or omissions constituting gross negligence, recklessness, or willful misconduct in the performance of the executive’s duties, fiduciary obligations or otherwise relating to the business of Redwood; (iii) the habitual or repeated neglect of the executive’s duties; (iv) the executive’s conviction of a felony; (v) theft or embezzlement, or attempted theft or embezzlement, of money, tangible, or intangible assets or property of Redwood or its employees; (vi) any act of moral turpitude by the executive injurious to the interest, property, operations, business, or reputation of Redwood; or (vii) unauthorized use or disclosure of trade secrets or confidential or proprietary information pertaining to Redwood’s business.

“Good Reason” for Mr. Hughes, Mr. Nicholas, and Mr. Zagunis is defined as the occurrence, without the executive’s written consent, of (i) a significant reduction in the executive’s responsibilities or title; (ii) a reduction in the executive’s base salary or a material reduction by Redwood in the value of the executive’s total compensation package if such a reduction is not made in proportion to an across-the-board reduction of all senior executives of Redwood and a change of control has not occurred; (iii) the relocation of the executive’s principal office to a location more than 25 miles from its location as of the effective date of the agreement; (iv) a failure at any time to renew the employment agreement; (v) the complete liquidation of Redwood; or (vi) in the event of a merger, consolidation, transfer, or closing of a sale of all or substantially all the assets of Redwood, the failure of the successor company to affirmatively adopt the employment agreement.

In the event of a “change of control” (as defined below) in which the surviving or acquiring corporation does not assume outstanding stock options and equity-related awards or substitute equivalent awards, the executive’s outstanding options and equity-related awards will immediately vest and become exercisable. If the awards are assumed or substituted, then acceleration only would occur upon a qualifying employment termination (involuntary without cause or voluntary for good reason).

In addition, in the event of termination due to the executive’s death or disability, the employment agreements provide for (i) the payment to the executive or his estate of (a) the executive’s base salary to the date of termination, and (b) the executive’s target annual bonus for the year, prorated to the date of termination, and (ii) vesting in full of all of the executive’s outstanding stock options and other equity-related awards, unless otherwise provided in the grant agreement for a equity-related award.

“Change of control” is defined as the occurrence of any of the following:

(1)

any one person, or more than one person acting as a group (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended from time to time (the Code)), acquires ownership of stock of Redwood that, together with other stock held by such person or group constitutes more than 50 percent of the total fair market value or total voting power of all stock of Redwood; or

(2)

any one person, or more than one person acting as a group (within the meaning of Section 409A of the Code), acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of Redwood possessing 30 percent or more of the total voting power of the stock of Redwood; or

(3)

during any 12-month period, a majority of the members of Redwood’s Board of Directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of Redwood’s Board of Directors prior to such appointment or election; or

(4)

any one person, or more than one person acting as a group (within the meaning of Section 409A of the Code), acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from Redwood that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of Redwood immediately before such acquisition or acquisition; provided, that no change of control shall be deemed to occur when the assets are transferred to (x) a stockholder of Redwood in exchange for or with respect to its stock, (y) a person, or more than one person acting as a group (within the meaning of Section 409A of the Code), that owns, directly or indirectly, 50 percent or more of the total value or voting power of all of the outstanding stock of Redwood, or (z) an entity, at least 50 percent of the total value or voting power of which is owned, directly or indirectly, by a person that owns directly or indirectly 50 percent or more of the total value or voting power of all of the outstanding stock of Redwood, in each case with such persons status determined immediately after the transfer of assets.

If any of Mr. Hughes, Mr. Nicholas, or Mr. Zagunis had been terminated as of December 31, 2012 either voluntarily with “Good Reason” or involuntarily without “Cause”, the approximate value of the severance benefits payable to the executive would have been as follows, as calculated in accordance with the terms of the respective employment agreements in place on December 31, 2012. Any executive officer not contractually entitled to severance benefits is not listed in the table below.

Name	Salary & Target Bonus ($)	Accelerated Vesting of Stock Options and Deferred Stock Units ($) (1)	Dividend Equivalent Rights for Options ($) (2)	Benefits ($) (3)	Excise Tax & Excise Tax Gross Up ($) (4)	Total Payment Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” ($)
Martin S. Hughes (5)	$2,800,000	$4,650,628	—	$38,898	—	$7,489,526
Brett D. Nicholas	$2,000,000	$3,190,014	$37,641	$38,645	—	$5,266,300
Harold F. Zagunis	$1,200,000	$1,120,874	$23,271	$38,898	—	$2,383,043

(1)	The value of acceleration of deferred stock units assumes a common stock price of $16.89 per share (the closing price of Redwood’s common stock on the NYSE on December 31, 2012). As there were no unvested stock options as of December 31, 2012, no value was attributable to accelerated vesting of stock options. Although unvested performance stock units are not forfeited following a termination without “Cause,” no value for unvested performance stock units was included due to the fact that under the applicable award agreements upon a termination without “Cause” the number of unvested performance stock units would be prorated to reflect the portion of the performance period during which the executive was employed prior to termination, but such prorated number of performance stock units would vest, if at all, only at the end of the performance period and only to the extent the performance vesting threshold is met at the end of the performance period.
(2)	Values were determined by multiplying the number of outstanding options with dividend equivalent rights as of December 31, 2012 by the average quarterly dividend over the prior three fiscal years of $0.25 per share.
(3)	Each of Mr. Hughes, Mr. Nicholas, and Mr. Zagunis are entitled to a continuation of health insurance, life insurance, and long-term disability insurance for a year after employment.
(4)	In March 2011, the employment agreements with these executives were amended to eliminate the provisions of those agreements that provided for excise tax gross-ups with respect to excise taxes that may be imposed on change-in-control severance payments made under these agreements.
(5)	In addition to ordinary income taxes, Mr. Hughes’ severance payment of $7,489,526 as of December 31, 2012 would have resulted in excise tax payable in the amount of $1,100,071, which he would have the obligation to pay.

Compensation of Directors. Information on compensation paid to non-employee directors of Redwood for 2012 is set forth in the table below. Directors who are employed by Redwood do not receive any compensation for their Board activities.

Non-Employee Director Compensation — 2012(1)

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard D. Baum	$131,712	$75,005		$206,717
Thomas C. Brown (5)	$34,532	$—	—	$34,532
George E. Bull, III (6)	$86,036	$75,005	—	$161,041
Mariann Byerwalter	$88,000	$75,005	—	$163,005
Douglas B. Hansen	$87,380	$75,005	—	$162,385
Greg H. Kubicek	$107,000	$75,005	—	$182,005
Jeffrey T. Pero	$91,609	$75,005	—	$166,614
Georganne C. Proctor	$103,000	$75,005	—	$178,005
Charles J. Toeniskoetter	$87,000	$75,005	—	$162,005

(1)

The table does not include dividend equivalent rights paid on deferred stock units, as the value of the dividend equivalent rights was factored into the grant date fair value of the original deferred stock unit awards in accordance with FASB Accounting Standards Codification Topic 718.

(2)

Fees earned are based on the following standard compensation arrangements in place for 2012: (i) annual cash retainer of $70,000; (ii) additional annual retainer for the Chairman of the Board of $50,000; (iii) additional annual retainer for the Presiding Director of $20,000; (iv) additional annual retainer for the Vice-Chairman of the Board of $20,000; (v) additional annual retainer for Audit Committee Chair of $20,000; (vi) additional annual retainer for Compensation Committee Chair and Governance and Nominating Committee Chair of $15,000; (vii) committee meeting fee (in person attendance) of $2,000 per meeting; (viii) committee meeting fee (telephonic attendance) of $1,000 per meeting.

(3)	Stock awards consisted of an annual grant of vested deferred stock units. Value of deferred stock units awarded determined in accordance with FASB Accounting Standards Codification Topic 718.
(4)

Certain directors brought a guest to the annual retreat of Redwood’s Board of Directors, at a cost per guest of less than $3,000 and at an aggregate cost to Redwood for all two guests of less than $6,000.

(5)	Mr. Brown’s service as a director of Redwood ceased on May 17, 2012.
(6)	Mr. Bull’s service as a director of Redwood ceased on September 18, 2012.

Each director may elect to defer receipt of cash compensation or dividend equivalent rights through Redwood’s Executive Deferred Compensation Plan. Based on each director’s election, deferred compensation can either be deferred into a cash account and earn a rate of return that is equivalent to 120% of the applicable long-term federal rate published by the IRS or be deferred into deferred stock units which will, among other things, entitle them to receive dividend equivalent rights. For 2012, Ms. Proctor, Mr. Kubicek and Mr. Pero elected to defer a portion of their cash compensation into deferred stock units.

The following table provides information on stock unit distributions to non-employee directors from Redwood’s Executive Deferred Compensation Plan in 2012. Stock units distributed represent compensation previously awarded and reported in prior years.

Name	Stock Units Distributed (#)	Aggregate Value of Stock Units Distributed ($)
Mariann Byerwalter (1)	1,832	$21,398
Tom Brown (2)	12,448	$153,235
George Bull (3)	131,931	$1,540,950
Jeffrey Pero (4)	4,576	$53,449

(1)

Ms. Byerwalter had deferred stock units distributed in 2012 that were awarded in 2008. The aggregate value of stock units distributed is calculated by multiplying the number of stock units distributed by the fair market value of Redwood common stock on the date of distribution.

(2)

Mr. Brown had deferred stock units distributed in 2012 that were awarded from 2009 to 2011. The aggregate value of stock units distributed is calculated by multiplying the number of stock units distributed by the fair market value of Redwood common stock on the date of distribution.

(3)

Mr. Bull had deferred stock units distributed in 2012 that were awarded in 2010, while he was still employed at Redwood as the Chief Executive Officer. The aggregate value of stock units distributed is calculated by multiplying the number of stock units distributed by the fair market value of Redwood common stock on the date of distribution.

(4)	Mr. Pero had deferred stock units distributed in 2012 that were from director’s compensation that he had earned in 2010 but had elected to defer into deferred stock units. The aggregate value of stock units distributed is calculated by multiplying the number of stock units distributed by the fair market value of Redwood common stock on the date of distribution.

Compensation Committee Interlocks and Insider Participation. Redwood’s Compensation Committee currently consists of Ms. Proctor (the Chair), Mr. Baum, Ms. Byerwalter, and Mr. Pero. No member of our Compensation Committee has served as an officer or employee of Redwood at any time. None of our executive officers serve or has served in the past year as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve or has served in the past year as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Other Information. Other information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2012, with respect to compensation plans under which equity securities of the registrant are authorized for issuance.

	(a)	(b)	(c)	(d)
Plan Category	Plan Name	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (b)
Equity compensation plan approved by security holders	2002 Incentive Plan	3,486,538 (1)	$54.18 (2)	666,610
Equity compensation plan approved by security holders	2002 Employee Stock Purchase Plan	—	—	92,969

Total		3,486,538	$54.18	759,579

(1)

As of December 31, 2012, 2,361,285 shares of common stock may be issued pursuant to outstanding deferred stock units (of which 1,119,753 were vested and 1,241,532 were unvested). As of December 31, 2012, 287,516 shares of common stock may be issued pursuant to vested outstanding options to purchase common stock. Of the 287,516 outstanding options: (i) 15,219 are not eligible to receive dividend equivalent rights, and have a weighted average exercise price of $46.53 and an average remaining life of 1 year; and (ii) 272,297 are eligible to receive dividend equivalent rights, and have a weighted average exercise price of $54.61 and an average remaining life of 1 year. As of December 31, 2012, 837,737 shares of common stock may be issued under outstanding and unvested performance stock units (PSUs). The number of shares of common stock that may be issued under outstanding and unvested PSUs is based on vesting of the target number of award shares, and the actual number of shares of common stock that may be issued at the time of vesting will generally range from 0% to 200% of the target number based on the level of satisfaction of the applicable performance-based vesting condition over the vesting period, with the target number of PSUs granted being adjusted to reflect the value of any dividends paid on shares of common stock during the vesting period. Does not include 190,088 shares of restricted stock where the restrictions have not yet lapsed, but which shares are issued and outstanding.

(2)

As of December 31, 2012, the weighted-average exercise price of outstanding options to purchase common stock was $54.18 and no weighting was assigned to deferred stock units or performance stock units, as under our 2002 Incentive Plan no exercise price is applicable to deferred stock units or performance stock units.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the dates noted below, with respect to shares of our common stock owned by each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class(1)
BlackRock, Inc.(2)	6,382,053	7.81%
Janus Capital Management LLC(3)	4,122,032	5.05%
Wallace R. Weitz & Company(4)	6,542,009	8.01%
Wells Fargo & Company(5)	4,011,180	4.91%

(1)	Based on 81,696,701 shares of our common stock outstanding as of February 25, 2013.

(2)

Address: 40 East 52nd Street, New York, New York 10022. The information in the above table and this footnote concerning the shares of common stock beneficially owned by BlackRock, Inc. (BlackRock) is based on the amended Schedule 13G filed by BlackRock with the SEC on February 7, 2013, which indicates that BlackRock and certain other subsidiary entities make aggregate reports on Schedule 13G and that the such entities, in the aggregate, have sole dispositive power and sole voting power with respect to 5,215,170 shares.

(3)

Address: 151 Detroit Street, Denver, Colorado 80206. The information in the above table and this footnote concerning the shares of common stock beneficially owned by Janus Capital Management LLC (Janus Capital) is based on the Schedule 13G filed by Janus Capital with the SEC on February 14, 2013, which indicates that Janus Capital, INTECH Investment Management, and Perkins Investment Management LLC make aggregate reports on Schedule 13G, including for portfolios they furnish investment advice to as registered investment advisors, and that such entities and portfolios, in the aggregate, have shared dispositive power and shared voting power with respect to 4,122,032 shares.

(4)

Address: 1125 South 103rd Street, Suite 200, Omaha, Nebraska 68124. The information in the above table and this footnote concerning the shares of common stock beneficially owned by Wallace R. Weitz & Company and Wallace R. Weitz (Weitz) is based on the amended Schedule 13G filed by Weitz with the SEC on January 9, 2013. The aggregate number of shares of common stock reported as beneficially owned by Weitz includes 6,382,053 shares with respect to which Weitz has sole dispositive power and sole voting power.

(5)

Address: 420 Montgomery Street, San Francisco, CA 94104. The information in the above table and this footnote concerning the shares of common stock beneficially owned by Wells Fargo & Company (Wells Fargo) is based on the Schedule 13G filed by Wells Fargo with the SEC on February 13, 2013, which indicates that Wells Fargo and certain other subsidiary entities make aggregate reports on Schedule 13G and that the such entities, in the aggregate, have shared dispositive power with respect to 6,250,044 shares and shared voting power with respect to 3,750,738 shares.

Security Ownership of Directors and Executive Officers

The following table sets forth information, as of February 25, 2013, on the beneficial ownership of our common stock by our directors, executive officers, and by all of our directors and executive officers as a group. As indicated in the notes, the table includes common stock equivalents held by these individuals through Redwood-sponsored benefit plans. Except as otherwise indicated and for such power that may be shared with a spouse, each person has sole investment and voting power with respect to the shares shown to be beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC.

Executive Officers	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class(2)
Martin S. Hughes(3)	571,248	*
Brett D. Nicholas(4)	464,166	*
Christopher J. Abate(5)	22,595	*
Fred J. Matera(6)	103,333	*
Andrew P. Stone(7)	48,359	*

Non-Employee Directors
Richard D. Baum(8)	32,264	*
Mariann Byerwalter(9)	27,597	*
Douglas B. Hansen(10)	416,895	*
Greg H. Kubicek(11)	158,625	*
Jeffrey T. Pero(12)	28,902	*
Georganne C. Proctor(13)	49,378	*
Charles J. Toeniskoetter(14)	45,689	*
All directors and executive officers as a group (12 persons)(15)	1,969,051	2.37%

*	Less than 1%.
(1)

Represents shares of common stock outstanding, common stock underlying vested options that are exercisable within 60 days of February 25, 2013, and common stock underlying deferred stock units that have vested or will vest within 60 days of February 25, 2013.

(2)	Based on 81,696,701 shares of our common stock outstanding as of February 25, 2013.
(3)	Includes 129,874 shares of common stock and 441,374 deferred stock units that have vested or will vest within 60 days of February 25, 2013.
(4)

Includes 148,803 shares of common stock, 43,891 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 271,472 deferred stock units that have vested or will vest within 60 days of February 25, 2013

(5)	Includes 2,076 shares of common stock and 20,519 deferred stock units that have vested or will vest within 60 days of February 25, 2013
(6)	Includes 103,333 deferred stock units that have vested or will vest within 60 days of February 25, 2013.
(7)	Includes 845 shares of common stock, and 47,514 deferred stock units that have vested or will vest within 60 days of February 25, 2013.
(8)	Includes 11,222 shares of common stock, 2,500 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 18,542 vested deferred stock units.
(9)	Includes 6,555 shares of common stock, 2,500 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 18,542 vested deferred stock units
(10)	Includes 306,746 shares of common stock, 91,496 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 18,654 vested deferred stock units.
(11)

Includes 93,457 shares of common stock held in direct ownership, living trusts and through an unaffiliated pension plan, 1,913 shares held of record by Mr. Kubicek’s spouse, 2,500 shares issuable upon the exercise of stock options exercisable within 60 days February 25, 2013, and 60,755 vested deferred stock units.

(12)	Includes 9,279 shares of common stock and 19,623 vested deferred stock units.
(13)	Includes 9,845 shares held in the Proctor Trust and 39,533 vested deferred stock units.
(14)

Includes 22,147 shares with respect to which Mr. Toeniskoetter has voting and investment power that are held in the Toeniskoetter & Breeding, Inc. Development Profit Sharing Trust, 5,000 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 18,542 vested deferred stock units

(15)	Includes 742,761 shares of common stock, 147,887 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2013, and 1,078,403 vested deferred stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As required under Section 303A of the NYSE Listed Company Manual and Redwood’s Corporate Governance Standards, Redwood’s Board of Directors has affirmatively determined that none of the following directors has a material relationship (either directly or as a partner, shareholder, or officer of an organization that has a relationship) with us and that each of them qualifies as “independent” under Section 303A: Richard D. Baum, Mariann Byerwalter, Douglas B. Hansen, Greg H. Kubicek, Jeffrey T. Pero, Georganne C. Proctor, and Charles J. Toeniskoetter. The Board of Directors’ determination was made with respect to Mr. Pero after consideration of the following: Mr. Pero is a retired partner of Latham & Watkins LLP and has been a director of Redwood since November 2009; Latham & Watkins LLP provides legal services to Redwood; and Mr. Pero’s retirement payments from Latham & Watkins LLP are adjusted to exclude any proportionate benefit received from the fees paid by Redwood to Latham & Watkins LLP. One member of Redwood’s Board of Directors, Martin S. Hughes, does not qualify as “independent” under Section 303A of the NYSE Listed Company Manual or our Governance Standards. Mr. Hughes does not qualify as independent because he is Redwood’s current Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm for 2012 and 2011

Grant Thornton LLP audited Redwood’s financial statements and otherwise acted as Redwood’s independent registered public accounting firm with respect to the fiscal years ended December 31, 2012 and 2011. The following table is a summary of the fees billed to Redwood by Grant Thornton LLP for professional services rendered for 2012 and 2011.

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees	$1,348,270	$1,385,770
Tax Fees	57,166	260,242
Audit Related Fees	-	145,975

Total Fees	$1,405,436	$1,791,987

Audit Fees were for the audits of our annual consolidated financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, other assistance required to complete the year-end audits, costs associated with Sarbanes-Oxley attestation requirements, other services rendered for comfort letters, and consents.

Tax Fees were for services rendered related to tax compliance and reporting.

Audit Related Fees reflect fees incurred with attestation services related to financial reporting that are not required by statute or regulation.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the Audit Committee’s policy to review and pre-approve the scope, terms, and related fees of all auditing services and permitted non-audit services provided by the Independent Registered Accounting Firm, subject to de minimis exceptions for non-audit services which are approved by the Audit Committee prior to the completion of the audit. All audit, audit-related, tax and all other services provided by Grant Thornton LLP were pre-approved by the Audit Committee or by the Chair of the Audit Committee.

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

 (3)    Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006

Exhibit Number	Exhibit
4.6	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
4.10	Indenture, dated as of November 28, 2012, among RCMC 2012-CREL1, LLC, as Issuer, KeyCorp Real Estate Capital Markets, Inc., as Advancing Agent, and Wells Fargo Bank, National Association, as Trustee, Paying Agent, Transfer Agent, Custodian, Backup Advancing Agent and Notes Registrar (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 4, 2012)
9.1	Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, as amended through May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2012)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)
10.7*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)
10.8*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)
10.9*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2011)
10.10*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2011)
10.11*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)
10.12*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2012)
10.13*	2002 Employee Stock Purchase Plan, as amended through May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2012)
10.14*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)
10.15	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on September 5, 2012)
10.16*	Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on April 3, 2012)
10.17*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

Exhibit Number	Exhibit
10.18	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.19	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.20	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.21	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)
10.22	Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (filed herewith)
10.23*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 5, 2009)
10.24*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.25*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.26*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.27*	First Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.28*	First Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)
10.29*	Second Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.23, filed on February 24, 2011)
10.30*	Second Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)
10.31*	First Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.25, filed on February 24, 2011)
10.32*	Third Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on May 21, 2012)
10.33*	Third Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)
10.34*	Second Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on May 21, 2012)
10.35*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of December 14, 2012 (filed herewith)
10.36*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of December 14, 2012 (filed herewith)
10.37*	Third Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of December 14, 2012 (filed herewith)

Exhibit Number	Exhibit
10.38*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
10.39*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)
12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2012 and 2011;

(ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2012, 2011, and 2010;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011, and 2010;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and

(vi) Notes to Consolidated Financial Statements.

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 26, 2013	By:	/S/ MARTIN S. HUGHES.
Martin S. Hughes Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN S. HUGHES	Director and Chief Executive Officer	February 26, 2013
Martin S. Hughes	(Principal Executive Officer)

/S/ CHRISTOPHER J. ABATE	Chief Financial and Accounting Officer	February 26, 2013
Christopher J. Abate	(Principal Financial Officer)

/S/ RICHARD D. BAUM	Director, Chairman of the Board	February 26, 2013
Richard D. Baum

/S/ DOUGLAS B. HANSEN	Director, Vice-Chairman of the Board	February 26, 2013
Douglas B. Hansen

/S/ MARIANN BYERWALTER	Director	February 26, 2013
Mariann Byerwalter

/S/ GREG H. KUBICEK	Director	February 26, 2013
Greg H. Kubicek

/S/ JEFFREY T. PERO	Director	February 26, 2013
Jeffrey T. Pero

/S/ GEORGANNE C. PROCTOR	Director	February 26, 2013
Georganne C. Proctor

/S/ CHARLES J. TOENISKOETTER	Director	February 26, 2013
Charles J. Toeniskoetter

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K Filed With

Securities and Exchange Commission

December 31, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Redwood Trust, Inc.

We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and its subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

February 26, 2013

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2012	December 31, 2011

ASSETS

Residential loans, held-for-sale (includes $556,283 and $2,169 at fair value)	$562,658	$395,237
Residential loans, held-for-investment	2,272,812	3,799,648
Commercial loans (includes $0 and $12,129 at fair value)	313,010	169,855
Real estate securities, at fair value	1,108,753	981,837
Cash and cash equivalents	81,080	267,176

Total earning assets	4,338,313	5,613,753

Restricted cash	383	14,987
Accrued interest receivable	12,442	15,840
Derivative assets	2,972	2,373
Deferred securities issuance costs	9,293	8,083
Other assets	80,695	88,262

Total Assets (1)	$4,444,098	$5,743,298

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$551,918	$428,056
Accrued interest payable	4,592	8,134
Derivative liabilities	51,081	127,564
Accrued expenses and other liabilities	26,902	8,105
Asset-backed securities issued (includes $0 and $209,381 at fair value)	2,529,941	4,139,355
Long-term debt	139,500	139,500

Total liabilities (1)	3,303,934	4,850,714

Equity
Common stock, par value $0.01 per share, 165,000,000 shares authorized; 81,716,416 and 78,555,908 issued and outstanding	817	786
Additional paid-in capital	1,744,554	1,697,979
Accumulated other comprehensive income (loss)	138,332	(13,151)
Cumulative earnings	633,052	501,283
Cumulative distributions to stockholders	(1,376,591)	(1,294,313)

Total equity	1,140,164	892,584

Total Liabilities and Equity	$4,444,098	$5,743,298

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At December 31, 2012 and 2011, assets of consolidated VIEs totaled $2,901,214 and $4,408,350, respectively, and liabilities of consolidated VIEs totaled $2,532,916 and $4,209,124 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010
Interest Income
Residential loans	$82,169	$81,116	$65,405
Commercial loans	26,759	8,835	1,864
Real estate securities	122,386	127,179	162,546
Cash and cash equivalents	70	49	239

Total interest income	231,384	217,179	230,054
Interest Expense
Short-term debt	(9,390)	(1,031)	(81)
Asset-backed securities issued	(101,821)	(88,492)	(76,319)
Long-term debt	(9,583)	(9,514)	(8,264)

Total interest expense	(120,794)	(99,037)	(84,664)

Net Interest Income	110,590	118,142	145,390
Provision for loan losses	(3,648)	(16,151)	(24,135)
Other market valuation adjustments	(7,654)	(30,545)	(9,667)
Other-than-temporary impairments (1)	(2,509)	(9,472)	(9,887)

Other market valuation adjustments, net	(10,163)	(40,017)	(19,554)

Net Interest Income After Provision and Other Market Valuation Adjustments	96,779	61,974	101,701
Mortgage banking activities, net	46,630	-	-
Operating expenses	(65,270)	(47,682)	(53,715)
Realized gains, net	54,921	10,946	63,496

Net income before provision for income taxes	133,060	25,238	111,482
Provision for income taxes	(1,291)	(42)	(280)

Net income	131,769	25,196	111,202
Less: Net (loss) income attributable to noncontrolling interest	-	(1,147)	1,150

Net Income Attributable to Redwood Trust, Inc.	$131,769	$26,343	$110,052

Basic earnings per common share	$1.61	$0.31	$1.37
Diluted earnings per common share	$1.59	$0.31	$1.36
Regular dividends declared per common share	$1.00	$1.00	$1.00
Basic weighted average shares outstanding	79,529,950	78,299,510	77,841,634
Diluted weighted average shares outstanding	80,673,682	78,299,510	78,810,949

(1)	For the year ended December 31, 2012, other-than-temporary impairments were $3,536, of which $1,027 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2011, other-than-temporary impairments were $15,106, of which $5,634 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2010, other-than-temporary impairments were $18,216, of which $8,329 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Net Income	$131,769	$26,343	$110,052
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	131,227	(88,502)	45,971
Reclassification of other-than-temporary impairments to net income	1,448	5,048	10,672
Net unrealized gain (loss) on interest rate agreements	3,987	(42,115)	(10,391)
Reclassification of unrealized loss on interest rate agreements to net income	14,821	4,243	3,678

Total other comprehensive income (loss)	151,483	(121,326)	49,930

Total comprehensive income (loss)	283,252	(94,983)	159,982
Less: Comprehensive income attributable to noncontrolling interest	-	(4,164)	(2,451)

Comprehensive Income (Loss) Attributable to Redwood Trust, Inc.	$283,252	$(99,147)	$157,531

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2012

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Interest	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584
Net income	-	-	-	-	131,769	-	-	131,769
Other comprehensive income	-	-	-	151,483	-	-	-	151,483
Issuance of common stock:
Dividend reinvestment & stock purchase plans	2,741,168	28	38,552	-	-	-	-	38,580
Employee stock purchase and incentive plans	419,340	3	(1,819)	-	-	-	-	(1,816)
Non-cash equity award compensation	-	-	9,842	-	-	-	-	9,842
Common dividends declared	-	-	-	-	-	(82,278)	-	(82,278)

December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$-	$1,140,164

For the Year Ended December 31, 2011

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Interest	Total
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income (loss)	-	-	-	-	26,343	-	(1,147)	25,196
Other comprehensive (loss) income	-	-	-	(125,490)	-	-	4,164	(121,326)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	708,664	7	8,784	-	-	-	-	8,791
Employee stock purchase and incentive plans	374,662	4	(2,782)	-	-	-	-	(2,778)
Non-cash equity award compensation	-	-	9,108	-	-	-	-	9,108
Share repurchases	(652,086)	(6)	(6,982)	-	-	-	-	(6,988)
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(14,112)	(14,112)
Common dividends declared	-	-	-	-	-	(81,155)	-	(81,155)
Deconsolidation elimination	-	-	-	-	-	-	256	256

December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584

For the Year Ended December 31, 2010

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2009	77,737,130	$777	$1,674,367	$64,860	$364,888	$(1,133,171)	$17,370	$989,091
Net income	-	-	-	-	110,052	-	1,150	111,202
Other comprehensive income	-	-	-	47,479	-	-	2,451	49,930
Issuance of common stock:
Dividend reinvestment & stock purchase plans	267,313	3	4,031	-	-	-	-	4,034
Employee stock purchase and incentive plans	120,225	1	(69)	-	-	-	-	(68)
Non-cash equity award compensation	-	-	11,522	-	-	-	-	11,522
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(10,132)	(10,132)
Common dividends declared	-	-	-	-	-	(79,987)	-	(79,987)

December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$131,769	$26,343	$110,052
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(12,803)	(31,851)	(35,758)
Depreciation and amortization of non-financial assets	1,873	1,713	885
Purchases of loans (1)	(2,335,865)	-	-
Proceeds from sales of loans (1)	1,809,553	-	-
Principal payments on loans (1)	9,904	-	-
Net settlements of derivatives	(22,653)	-	-
Provision for loan losses	3,648	16,151	24,135
Non-cash equity award compensation	9,842	9,108	11,522
Market valuation adjustments, net	(14,976)	40,017	19,554
Realized gains, net	(75,790)	(10,946)	(63,496)
Net change in:
Accrued interest receivable, deferred tax assets, and other assets	8,762	(42,348)	8,946
Accrued interest payable and accrued expenses and other liabilities	36,509	9,623	(45,947)

Net cash (used in) provided by operating activities	(450,227)	17,810	29,893

Cash Flows From Investing Activities:
Purchases of loans	(156,344)	(960,014)	(525,349)
Proceeds from sales of loans (2)	388,507	2,092	-
Principal payments on loans	573,646	409,009	373,982
Purchases of real estate securities	(507,744)	(128,566)	(278,794)
Proceeds from sales of real estate securities	206,600	86,254	257,657
Principal payments on real estate securities	218,447	166,134	217,955
Net increase in restricted cash	200	9,537	69,782

Net cash provided by (used in) investing activities	723,312	(415,554)	115,233

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,458,341	697,499	68,214
Repayments on short-term debt	(1,334,479)	(313,580)	(24,077)
Proceeds from issuance of asset-backed securities	174,191	887,974	211,178
Repurchase of asset-backed securities issued	-	-	(8,758)
Repayments on asset-backed securities issued	(683,532)	(492,561)	(455,345)
Deferred securities issuance costs	(4,486)	(4,503)	(1,563)
Repurchase of long-term debt	-	-	(270)
Net settlements of derivatives	(23,702)	(39,926)	(45,482)
Net proceeds from issuance of common stock	36,764	6,013	3,966
Net payments on repurchase of common stock	-	(6,988)	-
Dividends paid	(82,278)	(100,686)	(79,888)
Change in noncontrolling interests	-	(15,259)	(8,982)

Net cash (used in) provided by financing activities	(459,181)	617,983	(341,007)

Net (decrease) increase in cash and cash equivalents	(186,096)	220,239	(195,881)
Cash and cash equivalents at beginning of period	267,176	46,937	242,818

Cash and cash equivalents at end of period	$81,080	$267,176	$46,937

Supplemental Disclosures:
Cash paid for interest	$114,908	$106,757	$69,787
Cash paid for taxes	312	51	215
Dividends declared but not paid at end of period	-	-	19,531
Transfers from loans held-for-investment to loans held-for-sale	-	393,304	-
Transfers from residential loans to real estate owned	8,970	11,258	20,437

(1)	For the year ended December 31, 2012, the purchases of loans, proceeds from sales of loans, and principal payments on loans included in operating activities relate to residential and commercial loans that were acquired specifically for resale.
(2)	For the year ended December 31, 2012, the proceeds from sales of loans included in investing activities relate to residential loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-K.

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

We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. References to Sequoia with respect to any time or period generally refer collectively to all the then consolidated Sequoia securitization entities. We have also engaged in securitization transactions in order to obtain financing for certain of our securities and commercial loans. We previously engaged in other securitization transactions through the Acacia program, which was used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia with respect to any time or period generally refer collectively to all the then consolidated Acacia securitization entities.

Financial Information About Industry Segments

FASB ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We currently evaluate all of our residential and commercial real estate-related investments and management activities as one reportable industry segment, and, accordingly, we do not report distinct segment information.

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during the fourth quarter of 2012 (“Commercial Securitization”). Prior to December 31, 2012, we consolidated the assets, liabilities, and of certain Acacia securitization entities. Additionally, prior to the fourth quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (“Fund”) that we managed. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans and securities owned at the Sequoia entities, Acacia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities. We also recorded interest income on the securities owned at the Fund and any income attributable to noncontrolling interest holders during prior periods.

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

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

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

Residential and Commercial Loans — Lower of Cost or Fair Value

Residential and commercial loans, except for those where we have elected the fair value option, are carried at the lower of their cost or fair value, as measured on an individual basis or, in the case of the loans we intend to pool for securitization based upon similar underwriting characteristics, on an aggregate basis. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported through our consolidated statements of income as a negative market valuation adjustment for residential loans and as a negative other market valuation adjustment for commercial loans. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Gains or losses on the sale of residential or commercial loans are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

Residential and Commercial Loans — Fair Value

We have elected the fair value option for certain residential and commercial loans held-for-sale. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential loans held at fair value and other market valuation adjustments, net for commercial loans held at fair value.

Residential and Commercial Loans — Held-for-Investment

Loans held-for-investment include residential loans owned at Sequoia entities and commercial loans owned at the Commercial Securitization entity and by us, net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as seriously delinquent. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

impaired is used to reduce the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered reperforming. A restructured loan is considered reperforming when the loan has been current for at least 12 months.

We use the interest method to determine an effective yield to amortize the premium or discount on real estate loans held-for-investment. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine periodic amortization. For residential and commercial loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

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

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate, with a corresponding charge to provision for loan losses on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

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

Available-for-Sale Securities

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

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At December 31, 2012, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Acacia or Sequoia securitization entities or in the Residential Resecuritization or Commercial Securitization entities prior to the payments on or redemptions of outstanding ABS issued. At December 31, 2012, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net. The valuation changes related to derivatives used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and sell or securitize are excluded from other market valuation adjustments, net, and are included in mortgage banking activities, net, on our consolidated statements of income. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged liability.

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

Eurodollar Futures, Financial Futures and TBA Contracts

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

Deferred Tax Assets

Our deferred tax assets are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

realization of this deferred asset is not assured and establish a full valuation allowance accordingly. The estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt, the Residential Resecuritization, the Commercial Securitization, and the ABS from the Sequoia securitization entities we sponsor and consolidate for financial reporting purposes. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred securities issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related securities issued.

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

Short-Term Debt

Short-term debt includes borrowings under master repurchase agreements and other forms of borrowings that expire within one year with various counterparties. These borrowings may be unsecured or collateralized by cash, loans, or securities. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from Redwood.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

Asset-Backed Securities Issued

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia, Acacia, the Residential Resecuritization, and the Commercial Securitization assets are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

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

Residential Resecuritization ABS Issued

Residential Resecuritization ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Commercial Securitization ABS Issued

Commercial Securitization ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

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

Equity

Accumulated Other Comprehensive Income (Loss)

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

Noncontrolling Interest

Noncontrolling interest represented the aggregate limited partnership interests in the Fund held by third parties and appears in certain financial statements for periods prior to 2012. The portion of income allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated statements of income. Equity attributable to noncontrolling interest is disclosed in our consolidated statements of changes in equity and our statements of consolidated comprehensive income. There was no noncontrolling interest on our consolidated balance sheet at December 31, 2011. Income allocated to the noncontrolling interest is based on the 48% third-party LP ownership percentage. The ownership percentage is determined by dividing the number of units held by third-party LP investors by the total units outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

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

Incentive Plans

In May 2012, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The amendment provided for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (“ISOs”), non-qualifying stock options (“NQSOs”), performance stock units (“PSUs”), deferred stock units (“DSUs”), restricted stock, performance shares, performance units, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (“DERs”) to eligible recipients other than non-employee directors. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 3. Summary of Significant Accounting Policies - (continued)

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. For the years ended December 31, 2012, 2011, and 2010, 401(k) Plan matching contributions made by the Company were $0.3 million, $0.4 million, and $0.3 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in both prior and new matching contributions.
See Note 16 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with FASB guidance on accounting for uncertainty in income taxes. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income.

See Note 19 for further discussion on taxes.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 will increase our disclosures related to items reclassified out of accumulated other comprehensive income, but will not have an effect on our consolidated financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. Prior to the fourth quarter of 2012, we were also required to consolidate certain Acacia securitization entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs

December 31, 2012	Sequoia	Residential	Commercial
(Dollars in thousands)	Entities	Resecuritization	Securitization	Total
Residential loans, held-for-investment	$2,272,812	$-	$-	$2,272,812
Commercial loans, held-for-investment	-	-	283,610	283,610
Real estate securities, at fair value	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
Derivative assets	-	-	-	-
Deferred securities issuance costs	3,002	734	4,361	8,097
Other assets	4,245	-	105	4,350

Total Assets	$2,284,690	$326,179	$290,345	$2,901,214

Accrued interest payable	$2,103	$40	$832	$2,975
Derivative liabilities	-	-	-	-
Accrued expenses and other liabilities	-	-	-	-
Asset-backed securities issued	2,193,481	164,746	171,714	2,529,941

Total Liabilities	$2,195,584	$164,786	$172,546	$2,532,916

Number of VIEs	24	1	1	26

December 31, 2011	Sequoia	Residential	Acacia
(Dollars in thousands)	Entities	Resecuritization	Entities	Total
Residential loans, held-for-investment	$3,799,648	$-	$-	$3,799,648
Commercial loans, at fair value	-	-	12,129	12,129
Real estate securities, at fair value	-	324,705	231,101	555,806
Restricted cash	287	-	14,600	14,887
Accrued interest receivable	7,786	961	2,065	10,812
Derivative assets	-	-	2,326	2,326
Deferred securities issuance costs	5,686	1,155	-	6,841
Other assets	5,775	-	126	5,901

Total Assets	$3,819,182	$326,821	$262,347	$4,408,350

Accrued interest payable	$3,978	$42	$2,894	$6,914
Derivative liabilities	-	-	62,695	62,695
Accrued expenses and other liabilities	-	-	160	160
Asset-backed securities issued	3,710,423	219,551	209,381	4,139,355

Total Liabilities	$3,714,401	$219,593	$275,130	$4,209,124

Number of VIEs	39	1	10	50

We consolidate the assets and liabilities of certain Sequoia securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

certain discretionary rights associated with our sponsorship of, or subordinate investments in, each entity; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia entities in accordance with ASC 860-10.

During 2012, we sold variable interests in certain Sequoia securitization entities issued between 2001 and 2007 and determined, upon completion of an accounting analysis, that we should deconsolidate certain entities and derecognize the associated assets and liabilities of these entities for financial reporting purposes. We derecognized $961 million of residential loans and other assets, net of $27 million of allowance for loan losses and $970 million of ABS issued and other liabilities, and after giving effect to all other accounting entries recognized a realized gain of $21 million, which was recorded on our consolidated statement of income for the year ended December 31, 2012. These gains were comprised of both recoveries of provisions for loan losses that exceeded our recorded investment in these entities as well as cash received from the sale of our investment interests. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2012.

We consolidate the assets and liabilities of the Residential Resecuritization entity as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred senior residential securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold them to CSMC 2011-9R, the Residential Resecuritization entity. In connection with this transaction, we acquired certain senior and subordinate securities that we continue to hold. We engaged in the Residential Resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our senior residential securities portfolio.

We consolidate the assets and liabilities of the entity formed in connection with the Commercial Securitization entity, as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred an aggregate $291 million (principal balance) of subordinate commercial loans to RCMC 2012-CREL1, a securitization entity. In connection with this transaction, senior securities of $172 million were issued by RCMC 2012-CREL1 and sold to third-party investors, and we acquired $119 million of subordinate securities issued by RCMC 2012-CREL1. We also received $168 million in cash, net of transaction costs. We engaged in the Commercial Securitization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our commercial mezzanine portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed loans through our subordinate investment in the Commercial Securitization.

During the third quarter of 2012, one of the Acacia entities was liquidated at the direction of the holders of the senior notes issued by that Acacia entity. As a result of this liquidation, $8 million of trading securities were sold and $470 million of ABS issued (principal balance) were extinguished. After giving effect to all other accounting entries relating to the liquidation of that Acacia entity, we recorded a net positive market valuation adjustment of $1 million on our consolidated statement of income for the three months ended September 30, 2012.

During the fourth quarter of 2012, we sold all of our remaining economic interests in Acacia entities and determined, upon completion of an accounting analysis, that we should deconsolidate the Acacia entities and derecognize the associated assets and liabilities for financial reporting purposes. We derecognized $279 million of real estate securities and other assets and $286 million of ABS issued and other liabilities, and after giving effect to all other accounting entries recognized a realized gain of $777 thousand, which was recorded on our consolidated statement of income for the year ended December 31, 2012. Prior to the fourth quarter of 2012, we consolidated the assets and liabilities of the Acacia securitization entities, as we did not meet the sale criteria at the time we transferred financial assets to these entities and we were the primary beneficiary of these VIEs.

We determined that subsequent to the deconsolidation of the Acacia entities, we maintained continuing involvement as we continued in the role of collateral manager for all but one Acacia entity. Our role as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, as all but two of these entities have experienced events of default. Additionally, we will continue to receive the collateral management fee for these entities, which has decreased significantly and will continue to do so as the balance on which the fee is determined continues to decline.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

Prior to 2012, we consolidated the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we were the primary beneficiary of this VIE. Our ongoing asset management responsibilities provided us with the power to direct the activities that most significantly impacted the Fund’s economic performance, and our general and limited partnership interests provided us with the obligation to absorb losses or the right to receive benefits that were significant. In the second quarter of 2011, the Fund sold all of its remaining investments. As all partners received final distributions in the fourth quarter of 2011 and there were no remaining assets or liabilities in the Fund, we deconsolidated the Fund and recognized a loss on deconsolidation of less than $1 million in our consolidated statements of income through realized gains on sales and calls, net.

Analysis of Unconsolidated VIEs with Continuing Involvement

During the year ended December 31, 2012, we transferred residential loans to six Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheet at December 31, 2012, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to the Sequoia securitization transactions that occurred during the year ended December 31, 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

Year Ended
(Dollars in Thousands)	December 31, 2012
Principal balance of loans transferred	$1,971,884
Trading securities retained, at fair value	38,633
AFS securities retained, at fair value	110,390
Gains on sale	17,931
MSRs recognized	7,329

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the six unconsolidated Sequoia VIEs sponsored by us for the year ended December 31, 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

Year Ended
(Dollars in Thousands)	December 31, 2012
Cash proceeds	$1,882,413
MSR fees received	807
Cash flows received on retained securities	8,352

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
Year Ended
At Date of Securitization	December 31, 2012
Prepayment speeds	5 - 22%
Discount rates	11%

The following table presents additional information at December 31, 2012, related to unconsolidated Sequoia securitizations sponsored by us during the year ended December 31, 2012.

Unconsolidated VIEs Sponsored by Redwood at December 31, 2012

(Dollars in Thousands)	December 31, 2012
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$10,409
Subordinate securities, classified as AFS	113,681
Maximum loss exposure (1)	124,090
Principal balance of loans outstanding	1,736,331

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2012.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

December 31, 2012 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at December 31, 2012	$5,315	$10,409	$113,681
Expected weighted-average life (in years)	3	3	10

Prepayment speed assumption (annual CPR)	33%	29%	24%
Decrease in fair value from:
10% adverse change	$351	$724	$858
25% adverse change	812	1,674	1,909

Discount rate assumption	12%	17%	6%
Decrease in fair value from:
100 basis point increase	$121	$20	$901
200 basis point increase	235	40	1,791

Credit loss assumption	N/A	0.48%	0.47%
Decrease in fair value from:
10% higher losses	N/A	$5	$578
25% higher losses	N/A	12	1,446

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2012, grouped by collateral type and ownership interest.

Third-Party VIE Summary

December 31, 2012
(Dollars in Thousands)	Fair Value
Real estate securities at Redwood
Residential
Senior	$409,317
Re-REMIC	163,034
Subordinate	73,636
Commercial	14,070
CDO	-

Total Investments in Third-Party Real Estate Securities	$660,057

We determined that we are not the primary beneficiary of any third-party residential, commercial, or CDO entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 4. Principles of Consolidation - (continued)

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Assets
Residential loans, held-for-sale
At fair value	$553,576	$553,576	$-	$-
At lower of cost or fair value	9,082	9,324	395,237	401,909
Residential loans, held-for-investment	2,272,812	2,062,352	3,799,648	3,306,441
Commercial loans, at fair value	-	-	12,129	12,129
Commercial loans, held-for-sale	8,500	8,500	-	-
Commercial loans, held-for-investment	304,510	309,547	157,726	158,780
Trading securities	33,172	33,172	253,142	253,142
Available-for-sale securities	1,075,581	1,075,581	728,695	728,695
Cash and cash equivalents	81,080	81,080	267,176	267,176
Restricted cash	383	383	14,987	14,987
Accrued interest receivable	12,442	12,442	15,840	15,840
Derivative assets	2,972	2,972	2,373	2,373
Mortgage servicing rights (1)	5,315	5,315	-	-
REO (1)	4,245	5,540	5,669	8,161
Margin receivable (1)	63,424	63,424	71,976	71,976

Liabilities
Short-term debt	551,918	551,918	428,056	428,056
Accrued interest payable	4,592	4,592	8,134	8,134
Derivative liabilities	51,081	51,081	127,564	127,564
ABS issued	2,529,941	2,372,971	4,139,355	3,467,054
Long-term debt	139,500	90,675	139,500	57,195

(1)	These assets are included in Other Assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

We elected the fair value option for $42 million of residential senior securities that we acquired during the year ended December 31, 2012. We did not elect the fair value option for any securities acquired during 2011. We have historically elected the fair value option for all commercial loans, trading securities, and ABS issued at Acacia entities, as well as certain third-party residential securities and CDOs. In the second half of 2012, we also elected the fair value option for $1.31 billion of residential loans we acquired. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations.

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2012	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$553,576	$-	$-	$553,576
Commercial loans, at fair value	-	-	-	-
Trading securities	33,172	-	-	33,172
Available-for-sale securities	1,075,581	-	-	1,075,581
Derivative assets	2,972	-	2,972	-
MSRs	5,315	-	-	5,315

Liabilities
Derivative liabilities	51,081	607	50,474	-
ABS issued -Acacia	-	-	-	-

December 31, 2011	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Commercial loans, at fair value	$12,129	$-	$-	$12,129
Trading securities	253,142	-	-	253,142
Available-for-sale securities	728,695	-	-	728,695
Derivative assets	2,373	47	2,326	-

Liabilities
Derivative liabilities	127,564	5,246	102,818	19,500
ABS issued - Acacia	209,381	-	-	209,381

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring bases for the years ended December 31, 2012 and 2011. During the third quarter of 2011, we transferred $20 million of derivative liabilities from Level 2 to Level 3 classification. That entire $20 million amount related to an interest rate swap held at one Acacia securitization entity that required an adjustment to its fair value due to valuation inputs pertaining to counterparty exposure.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivative Liabilities	ABS Issued - Acacia
Beginning balance - December 31, 2011	$-	$12,129	$253,142	$728,695	$-	$19,500	$209,381
Transfer to Level 3	-	-	-	-	-	-	-
Principal paydowns	(2,837)	(138)	(72,720)	(145,727)	-	-	(75,812)
Gains (losses) in net income, net	37,814	241	86,255	55,722	(2,014)	5,167	81,759
Unrealized gains in OCI, net	-	-	-	132,675	-	-	-
Acquisitions	1,313,421	-	42,097	465,646	7,329	-	-
Sales	(794,456)	-	(25,916)	(161,570)	-	-	-
Derecognized assets and liabilities	-	(12,232)	(250,382)	-	-	(17,700)	(233,689)
Other settlements, net	(366)	-	696	140	-	(6,967)	18,361

Ending Balance - December 31, 2012	$553,576	$-	$33,172	$1,075,581	$5,315	$-	$-

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivative Liabilities	ABS Issued- Acacia
Beginning balance - December 31, 2010	$-	$19,850	$329,717	$825,119	$-	$-	$303,077
Transfer to Level 3	-	-	-	-	-	20,052	-
Principal paydowns	-	(8,768)	(53,990)	(112,145)	-	-	(80,006)
Gains (losses) in net income, net	-	1,047	(9,556)	34,028	-	2,499	(27,314)
Unrealized gains in OCI, net	-	-	-	(83,456)	-	-	-
Acquisitions	-	-	-	128,566	-	-	-
Sales	-	-	(13,588)	(63,525)	-	-	-
Other settlements, net	-	-	559	108	-	(3,051)	13,624

Ending Balance - December 31, 2011	$-	$12,129	$253,142	$728,695	$-	$19,500	$209,381

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2012, 2011, and 2010. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2012, 2011, and 2010 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2012, 2011, and 2010 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2012	2011	2010
Assets
Residential loans, at fair value	$11,725	$-	$-
Commercial loans, at fair value	-	(68)	7,979
Trading securities	(14,076)	(18,128)	99,879
Available-for-sale securities	(2,509)	(7,852)	(4,325)
Derivative assets	-	-	14
Mortgage servicing rights	(1,571)	-	-

Liabilities
Derivative liabilities	-	2,499	-
ABS issued - Acacia	-	27,313	(71,695)

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2012. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at December 31, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Loss for
December 31, 2012	Carrying	Fair Value Measurements Using			Year Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	December 31, 2012
Assets
Residential loans, at lower of cost or fair value	$2,707	$-	$-	$2,707	$(275)
REO	1,666	-	-	1,666	(197)

					Gain (Loss) for
December 31, 2011	Carrying	Fair Value Measurements Using			Year Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	December 31, 2011
Assets
Residential loans, at lower of cost or fair value	$2,169	$-	$-	$2,169	$380
REO	580	-	-	580	(362)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the years ended December 31, 2012, 2011, and 2010.

Market Valuation Adjustments, Net

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Other
Residential loans, at lower of cost or fair value	$623	$380	$462
Commercial loans, at fair value	241	616	7,979
Trading securities	86,165	(9,293)	102,612
Impairments on AFS securities	(2,509)	(9,472)	(9,887)
REO	(344)	(1,624)	(2,617)
Other derivative instruments, net	(12,581)	(47,937)	(46,408)
ABS issued - Acacia	(81,758)	27,313	(71,695)

Total other	(10,163)	(40,017)	(19,554)

Mortgage banking activities
Residential loans, at fair value	37,762	-	-
MSRs	(2,014)	-	-
Derivative instruments, net	(10,609)	-	-

Total mortgage banking activities	25,139	-	-

Total Market Valuation Adjustments, Net	$14,976	$(40,017)	$(19,554)

Valuation Policy

We maintain a valuation policy that specifies the methodology we use to value different types of financial instruments. Significant changes to the valuation methodology are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation techniques described below. A subset of our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods. We continually assess the appropriateness of our valuation techniques and, as market conditions warrant, adjust our internal valuation processes accordingly.

Valuation Process

We estimate fair values for financial assets or liabilities based on available observable and unobservable inputs and pricing that are observed in the marketplace. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

December 31, 2012	Fair			Weighted
(In Thousands)	Value	Unobservable Input	Range	Average
Assets
Residential loans, at fair value	$553,576	Discount rate	2 - 3%	3%
		Prepayment rate	15 - 15%	15%
		Default rate	1 - 1%	1%
		Loss severity	24 - 24%	24%
		Credit support	7 - 7%	7%

Residential loans, at lower of cost or fair value	2,707	Loss severity	0 - 30%	10%

Trading and AFS securities	1,108,753	Discount rate	4 - 15%	5%
		Prepayment speed	2 - 40%	14%
		Default rate	0 - 40%	14%
		Loss severity	20 - 65%	43%
		Credit support	0 - 59%	7%

MSRs	5,315	Discount rate	12 - 12%	12%
		Prepayment rate	11 - 60%	33%

REO	1,666	Historical loss adjustment	0 - 30%	4%

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

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

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

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2012, we received dealer price indications on 75% of our securities. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 2% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

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

For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At December 31, 2011, derivative instruments classified as Level 3 consisted of certain interest rate swaps held at Acacia securitization entities. These derivatives were only entitled to cash flows generated from assets held within their respective securitization entity. Consequently, to the extent that the value of the estimated cash flows of the assets within the entity was less than the estimated fair value of the derivative, an adjustment to the carrying value of the derivative was made. Any change in estimated cash flows of assets within a securitization entity that result in the value of those cash flows being less than the estimated fair value of the derivative would result in an adjustment to the carrying value of the derivative.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values (Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

Restricted cash

Restricted cash primarily includes interest-earning cash balances at consolidated Sequoia and Acacia entities and at the Residential Resecuritizaton and Commercial Securitization entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).

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

ABS issued

ABS issued includes asset-backed securities issued through the Sequoia, Acacia, Residential Resecuritization, and Commercial Securitization entities. These instruments are illiquid in nature and trade infrequently, if at all. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates, default rates, loss severities, and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally increase in value based upon a decrease in serious delinquencies and would generally decrease in value if the prepayment rate or credit support input were to decrease.

As part of our ABS issued valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at December 31, 2012, we received dealer price indications on 37% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 3% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 5. Fair Value of Financial Instruments - (continued)

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

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the years ended December 31, 2012 and 2011, we purchased $2.29 billion and $830 million (principal balance), respectively, of residential loans primarily in connection with our Sequoia securitization program. During the second half of 2012, we elected the fair value option for $1.31 billion of residential loans we acquired, and anticipate doing so for most future purchases of residential loans as well. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2012 and 2011.

December 31, 2012 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$553,576	$-	$553,576
Lower of cost or fair value	9,082	-	9,082
Held-for-investment	-	2,272,812	2,272,812

Total Residential Loans	$562,658	$2,272,812	$2,835,470

December 31, 2011 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$-	$-	$-
Lower of cost or fair value	395,237	-	395,237
Held-for-investment	-	3,799,648	3,799,648

Total Residential Loans	$395,237	$3,799,648	$4,194,885

We do not currently service any residential loans, although at December 31, 2012, we owned MSRs that provided us with the rights to service $530 million (principal balance) of consolidated residential loans purchased from third-party originators.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Residential Loans - (continued)

Residential Loan Characteristics

The following table displays the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2012 and 2011.

December 31,
Geographic Concentration (by Principal)	2012	2011
California	26%	26%
Florida	10%	11%
New York	8%	7%
Texas	5%	6%
Georgia	4%	4%
New Jersey	3%	4%
Other states (none greater than 4%)	44%	42%

Total	100%	100%

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2012 and 2011.

December 31, 2012

(In Thousands)	Loan Balance	Number of Loans	Interest Rate (1)	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
ARM loans:	$0 to $250	4,613	0.38% to 6.00%	12/2012 - 11/2035	$518,285	$13,003	$17,277
	$251 to $500	1,442	0.00% to 4.38%	02/2013 - 05/2036	504,866	12,175	15,729
	$501 to $750	473	0.38% to 4.66%	08/2013 - 09/2035	287,647	7,718	10,958
	$751 to $1,000	243	0.38% to 2.75%	12/2013 - 07/2035	216,994	5,895	5,010
	over $1,000	214	0.00% to 2.75%	09/2013 - 05/2036	340,725	8,417	13,774

		6,985			1,868,517	47,208	62,748

Hybrid ARM loans:	$0 to $250	4	2.63% to 2.63%	08/2033 - 01/2035	642	-	-
	$251 to $500	47	2.63% to 5.15%	07/2033 - 10/2042	19,131	-	373
	$501 to $750	54	2.63% to 5.30%	07/2033 - 11/2042	34,159	-	-
	$751 to $1,000	44	2.63% to 5.63%	07/2033 - 11/2042	37,896	-	-
	over $1,000	30	2.63% to 5.15%	08/2033 - 11/2042	42,813	-	-

		179			134,641	-	373

Fixed loans:	$0 to $250	9	3.38% to 5.00%	04/2039 - 05/2041	1,482	-	-
	$251 to $500	85	3.00% to 5.63%	10/2027 - 01/2043	37,125	-	-
	$501 to $750	496	3.25% to 5.50%	09/2027 - 01/2043	314,469	-	-
	$751 to $1,000	338	3.00% to 5.50%	08/2027 - 01/2043	297,720	-	-
	over $1,000	131	3.63% to 5.38%	08/2040 - 01/2043	166,930	-	-

		1,059			817,726	-	-

Total		8,223			$2,820,884	$47,208	$63,121

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Residential Loans - (continued)

December 31, 2011

(In Thousands)	Loan Balance	Number of Loans	Interest Rate (1)	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
ARM loans:	$0 to $250	7,075	0.13% to 6.25%	11/2012 - 11/2035	$838,753	$22,997	$24,926
	$251 to $500	2,483	0.00% to 4.13%	02/2013 - 05/2036	876,388	24,042	38,490
	$501 to $750	771	0.00% to 4.38%	08/2013 - 12/2035	468,735	16,428	22,510
	$751 to $1,000	394	0.38% to 3.25%	12/2013 - 07/2035	351,340	5,529	14,164
	over $1,000	314	0.00% to 3.00%	09/2013 - 05/2036	500,332	8,879	25,104

		11,037			3,035,548	77,875	125,194

Hybrid ARM loans:	$0 to $250	14	2.63% to 6.50%	08/2033 - 08/2037	2,397	-	-
	$251 to $500	92	1.63% to 6.88%	07/2033 - 07/2047	37,969	-	4,162
	$501 to $750	154	1.63% to 6.75%	07/2033 - 07/2047	96,321	2,013	4,402
	$751 to $1,000	128	1.63% to 6.38%	07/2033 - 06/2047	114,851	870	2,422
	over $1,000	97	1.63% to 6.00%	08/2033 - 01/2042	138,779	1,090	1,274

		485			390,317	3,973	12,260

Fixed loans:	$0 to $250	14	3.70% to 5.50%	02/2039 - 09/2041	2,400	-	-
	$251 to $500	106	3.00% to 5.63%	01/2026 - 12/2041	45,324	-	-
	$501 to $750	338	3.10% to 5.50%	01/2026 - 01/2042	210,552	1,194	-
	$751 to $1,000	305	3.13% to 5.50%	01/2026 - 01/2042	269,679	1,992	-
	over $1,000	205	3.50% to 5.38%	12/2025 - 12/2041	270,925	-	-

		968			798,880	3,186	-

Total		12,490			$4,224,745	$85,034	$137,454

(1)

Rate is net of servicing fee for consolidated loans for which we do not own the MSR. For borrowers whose current rate is less than the applicable servicing fee, the rate shown in the table above is zero.

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At December 31, 2012, there were 685 residential loans at fair value, with an aggregate outstanding principal balance of $533 million and an aggregate fair value of $554 million. During the year ended December 31, 2012, we recorded $38 million of positive valuation adjustments on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement.

Residential Loans at Lower of Cost or Fair Value

At December 31, 2012, there were 17 residential loans at lower of cost or fair value with $10 million in outstanding principal balance and a carrying value of $9 million. At December 31, 2011, loans held-for-sale had an outstanding principal balance of $393 million and a lower of cost or fair value of $395 million. During the years ended December 31, 2012 and 2011, we recorded valuation adjustments for residential loans held-for-sale of positive $571 thousand and positive $380 thousand, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at December 31, 2012 and 2011. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	December 31, 2012	December 31, 2011
Principal balance	$2,278,069	$3,829,847
Unamortized premium, net	23,247	36,682

Recorded investment	2,301,316	3,866,529
Allowance for loan losses	(28,504)	(66,881)

Carrying Value	$2,272,812	$3,799,648

Of the $2.3 billion of principal balance and $23 million of unamortized premium on loans held-for-investment at December 31, 2012, $912 million of principal balance and $16 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During 2012, 8% of these residential loans prepaid and we amortized 18% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.4 billion and the unamortized premium was $8 million. During 2012, 20% of these loans prepaid and we amortized 16% of the premium. During 2012, we derecognized $979 million of loan principal balance, $7 million of unamortized premium, and allowance for loan losses of $27 million related to the deconsolidation of 15 Sequoia securitization entities.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at December 31, 2012, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at December 31, 2012, was 65%. The weighted average FICO score for the borrowers of these loans was 744 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at December 31, 2012 and 2011, organized by year of origination.

(In Thousands)	December 31, 2012	December 31, 2011
2003 & Earlier	$1,131,200	$1,771,111
2004	569,379	1,045,815
2005	71,792	129,163
2006	164,333	181,017
2007	-	63,301
2008	-	-
2009	58,628	144,116
2010	197,964	343,278
2011	108,020	188,728

Total Recorded Investment	$2,301,316	$3,866,529

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Residential Loans - (continued)

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$66,881	$62,432	$54,220
Charge-offs, net	(11,903)	(11,095)	(15,923)
Provision for loan losses	171	15,544	24,135
Deconsolidation adjustment	(26,645)	-	-

Balance at End of Period	$28,504	$66,881	$62,432

During the year ended December 31, 2012 there were $12 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $33 million of defaulted loan principal. During the years ended December 31, 2011 and 2010, there were $11 million and $16 million of charge-offs of residential loans. These charge-offs arose from $34 million and $50 million of defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Principal balance	$2,272,104	$3,815,010
Recorded investment	2,295,471	3,852,455
Related allowance	27,891	64,069

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at December 31, 2012 and 2011.

	30-59 Days	60-89 Days	90+ Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
December 31, 2012	$29,345	$17,593	$62,937	$2,185,596	$2,295,471
December 31, 2011	58,954	20,938	135,671	3,636,892	3,852,455

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 6. Residential Loans - (continued)

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the years ended December 31, 2012, 2011, and 2010, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010
TDRs
Number of modifications	15	18	15
Pre-modification outstanding recorded investment	$6,603	$7,932	$8,629
Post-modification outstanding recorded investment	6,540	8,449	8,872
Loan modification effect on net interest income after provision and other MVA	(1,448)	(1,648)	(2,648)

TDRs that Subsequently Defaulted
Number of modifications	10	3	2
Recorded investment	$5,078	$1,436	$1,065

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the years ended December 31, 2012, 2011, and 2010, was $14 million, $12 million, and $11 million, respectively. For the years ended December 31, 2012 and 2011, we recorded $297 thousand and $348 thousand, respectively, on individually impaired loans. For the year ended December 31, 2010, we did not record any interest income on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Principal balance	$5,965	$14,837
Recorded investment	5,845	14,074
Related allowance	613	2,812

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at December 31, 2012 and 2011.

	30-59 Days	60-89 Days	90+ Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
December 31, 2012	$160	$645	$-	$5,040	$5,845
December 31, 2011	768	2,222	2,026	9,058	14,074

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 7. Commercial Loans

We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. In the fourth quarter of 2012, we derecognized the commercial loans at the Acacia entities that were deconsolidated for financial reporting purposes. The following table summarizes the classifications and carrying value of commercial loans at December 31, 2012 and 2011.

December 31, 2012
(In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$-	$-
Held-for-sale	8,500	-	8,500
Held-for-investment	304,510	-	304,510

Total Commercial Loans	$313,010	$-	$313,010

December 31, 2011
(In Thousands)	Redwood	Acacia	Total Loans
Fair value	$-	$12,129	$12,129
Held-for-sale	-	-	-
Held-for-investment	157,726	-	157,726

Total Commercial Loans	$157,726	$12,129	$169,855

Of the held-for-investment commercial loans shown above at December 31, 2012, $284 million were financed through the Commercial Securitization entity, as discussed in Note 4.

Commercial Loan Characteristics

The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheets at December 31, 2012 and 2011.

	December 31,
Geographic Concentration (by Principal):	2012	2011
New York	22%	15%
California	20%	20%
Florida	13%	-
Illinois	10%	25%
Michigan	6%	7%
Texas	5%	-
Other states (none greater than 4%)	24%	33%

Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 7. Commercial Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheets at December 31, 2012 and 2011.

December 31, 2012
	Loan	Number	Interest	Maturity	Total	30-89	90+
(In Thousands)	Balance	of Loans	Rate	Date	Principal	Days DQ	Days DQ
Fixed-rate loans:	$0 to $5,000	11	5.44% to 12.00%	11/2014 - 1/2023	$ 38,722	$ -	$ -
	$5,001 to $10,000	14	4.28% to 11.00%	4/2015 - 1/2023	109,951	-	-
	$10,001 to $15,000	4	9.5% to 11.00%	11/2013 - 6/2021	47,642	-	-
	$15,001 to $20,000	2	10.50% to 11.00%	6/2016 - 6/2022	37,700	-	-
	$20,001 to $25,000	1	9.50%	12/2014 - 12/2014	21,500	-	-
	$25,001 to $30,000	1	10.00%	10/2016-10/2016	26,037	-	-

		33			281,552	-	-

ARM loans:	$5,001 to $10,000	1	12.00%	10/2016	5,500	-	-
	$10,001 to $15,000	1	11.20%	11/2013	14,598	-	-
	$15,001 to $20,000	1	11.99%	8/2014	19,250	-	-

Total		36			$ 320,900	$ -	$ -

December 31, 2011
	Loan	Number	Interest	Maturity	Total	30-89	90+
(In Thousands)	Balance	of Loans	Rate	Date	Principal	Days DQ	Days DQ
Fixed-rate loans:	$0 to $5,000	5	4.55% to 10.00%	9/2014-6/2021	$ 16,488	$ -	$ -
	$5,001 to $10,000	6	5.86% to 11.00%	9/2014-4/2018	38,570	-	-
	$10,001 to $15,000	3	9.50% to 11.00%	11/2013-6/2021	37,410	-	-
	$15,001 to $20,000	1	11.00%	6/2016	17,700	-	-
	$20,001 to $25,000	1	9.50%	12/2014	21,500	-	-
	$25,001 to $30,000	1	10.00%	10/2016	26,220	-	-

		17			157,888	-	-

ARM loans:	$10,001 to $15,000	1	11.20%	11/2013	15,000	-	-

Total		18			$ 172,888	$ -	$ -

Commercial Loans at Fair Value

Commercial loans at fair value are owned at the consolidated Acacia securitization entities. As we deconsolidated the Acacia entities in 2012, there are no commercial loans at fair value at December 31, 2012. At December 31, 2011, there were three commercial loans at fair value with an aggregate outstanding principal balance of $14 million and an aggregate fair value of $12 million.

Commercial Loans Held-for-Sale

At December 31, 2012, there was one senior commercial loan held-for-sale with $9 million in outstanding principal balance and a lower of cost or fair value of $9 million. During the year ended December 31, 2012, we did not record a valuation adjustment on this loan. At December 31, 2011, there were no commercial loans held-for-sale.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through December 31, 2012, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 7. Commercial Loans - (continued)

The following table provides additional information for our commercial loans held-for-investment at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Principal balance	$312,400	$158,847
Unamortized discount, net	(3,806)	(513)

Recorded investment	308,594	158,334
Allowance for loan losses	(4,084)	(608)

Carrying Value	$304,510	$157,726

At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. Of the $309 million of recorded investment in commercial loans held-for-investment at December 31, 2012, 53% was originated in 2012, 38% was originated in 2011, 9% was originated in 2010, and less than 1% was acquired in 2004. At December 31, 2011, there were 15 commercial loans held-for-investment with an outstanding principal balance of $159 million and a carrying value of $158 million. Of the $158 million of recorded investment in commercial loans held-for-investment at December 31, 2011, 81% was originated in 2011, 19% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$608	$-	$2,348
Charge-offs, net	-	-	(2,348)
Provision for loan losses	3,476	608	-

Balance at End of Period	$4,084	$608	$-

During 2010, we fully charged off an $11 million commercial loan in which we acquired a participation interest in during 2003, with no impact to our consolidated statements of income as we had fully reserved for this loan in 2007.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 7. Commercial Loans - (continued)

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At December 31, 2012 and 2011, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Principal balance	$312,400	$158,847
Recorded investment	308,594	158,334
Related allowance	4,084	608

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2012 or 2011.

Note 8. Real Estate Securities

We invest in third-party residential, commercial, and CDO securities. The following table presents the fair values of our real estate securities by collateral type and entity at December 31, 2012 and 2011.

December 31, 2012			Total
(In Thousands)	Redwood	Acacia	Securities
Residential	$1,094,684	$-	$1,094,684
Commercial	14,069	-	14,069
CDO	-	-	-

Total Real Estate Securities	$1,108,753	$-	$1,108,753

December 31, 2011			Total
(In Thousands)	Redwood	Acacia	Securities
Residential	$744,281	$175,062	$919,343
Commercial	5,445	37,923	43,368
CDO	1,010	18,116	19,126

Total Real Estate Securities	$750,736	$231,101	$981,837

Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the Residential Resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 8. Real Estate Securities - (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and, previously, the Acacia entities, and classify them as trading securities. In the fourth quarter of 2012, we deconsolidated the Acacia entities and derecognized the associated assets and liabilities, including the trading securities owned by the Acacia entities. The unpaid principal balance of the trading securities for which we elected the fair value option was $12 million and $1.11 billion at December 31, 2012 and 2011, respectively. At December 31, 2012, our trading securities were comprised of $33 million of interest-only securities, for which there is no principal balance, and $300 thousand of residential subordinate securities. The following table presents trading securities by collateral type and ownership entity at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
(In Thousands)	Redwood	Acacia	Total	Redwood	Acacia	Total
Senior Securities
Residential prime	$10,409	$-	$10,409	$-	$3,019	$3,019
Residential non-prime	22,134	-	22,134	20,608	88,280	108,888
Commercial	-	-	-	-	11,216	11,216

Total Senior Securities	32,543	-	32,543	20,608	102,515	123,123

Subordinate Securities
Residential prime	468	-	468	343	31,718	32,061
Residential non-prime	161	-	161	130	52,045	52,175
Commercial	-	-	-	-	26,707	26,707
CDO	-	-	-	960	18,116	19,076

Total Subordinate Securities	629	-	629	1,433	128,586	130,019

Total Trading Securities	$33,172	$-	$33,172	$22,041	$231,101	$253,142

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Senior Securities
Residential prime	$466,523	$278,240
Residential non-prime	245,266	255,724

Total Senior Securities	711,789	533,964

Re-REMIC Securities	163,035	119,366

Subordinate Securities
Residential prime	184,528	58,717
Residential non-prime	2,160	11,153
Commercial	14,069	5,445
CDO	-	50

Total Subordinate Securities	200,757	75,365

Total AFS Securities	$1,075,581	$728,695

Of the senior securities shown above at December 31, 2012 and 2011, $172 million and $175 million, respectively, of prime securities, and $152 million and $150 million, respectively, of non-prime securities were financed through the Residential Resecuritization entity, as discussed in Note 4.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 8. Real Estate Securities - (continued)

We often purchase AFS securities at a discount to their outstanding principal balances. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the interest method.

At December 31, 2012, there were $3 million of AFS residential securities that had contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2012 and 2011.

Carrying Value of AFS Securities

December 31, 2012
(In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,277,401	$29,331	$-	$1,306,732
Credit reserve	(187,032)	(23,916)	-	(210,948)
Unamortized discount, net	(203,421)	(3,362)	-	(206,783)

Amortized cost	886,948	2,053	-	889,001
Gross unrealized gains	176,929	12,016	-	188,945
Gross unrealized losses	(2,365)	-	-	(2,365)

Carrying Value	$1,061,512	$14,069	$-	$1,075,581

December 31, 2011
(In Thousands)	Residential	Commercial	CDO	Total
Principal balance	$1,148,952	$50,499	$10,717	$1,210,168
Credit reserve	(242,261)	(43,012)	(10,717)	(295,990)
Unamortized discount, net	(235,833)	(3,554)	-	(239,387)

Amortized cost	670,858	3,933	-	674,791
Gross unrealized gains	85,360	1,702	50	87,112
Gross unrealized losses	(33,018)	(190)	-	(33,208)

Carrying Value	$723,200	$5,445	$50	$728,695

The following table presents the changes for years ended December 31, 2012 and 2011, of the unamortized discount and designated credit reserves on AFS securities.

Year Ended December 31, 2012	Residential		Commercial		CDO
	Credit	Unamortized	Credit	Unamortized	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net	Reserve	Discount, Net	Reserve	Premium, Net
Beginning balance-December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$-
Amortization of net (discount) premium	-	(30,775)	-	(336)	-	116
Realized credit losses	(45,309)	-	(10,158)	-	(3,500)	-
Acquisitions	15,084	54,787	-	-	-	-
Sales, calls, other	(26,749)	(56,456)	(9,290)	(236)	(7,303)	(30)
Impairments	1,777	-	732	-	-	-
Transfers to (release of) credit reserves	(32)	32	(380)	380	86	(86)

Ending Balance-December 31, 2012	$187,032	$203,421	$23,916	$3,362	$-	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 8. Real Estate Securities - (continued)

Year Ended December 31, 2011	Residential		Commercial		CDO
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Premium, Net
Beginning balance - December 31, 2010	$297,849	$291,093	$76,979	$5,591	$88,394	$(11,485)
Amortization of net discount	-	(41,927)	-	(181)	-	(31)
Realized credit losses	(92,022)	-	(33,579)	-	(4,205)	-
Acquisitions	18,280	39,653	-	-	-	-
Sales, calls, other	(20,517)	(21,379)	(2,653)	(1,439)	(74,662)	12,146
Impairments	7,064	-	1,848	-	560	-
Transfers to (release of) credit reserves	31,607	(31,607)	417	(417)	630	(630)

Ending Balance - December 31, 2011	$242,261	$235,833	$43,012	$3,554	$10,717	$-

Credit Characteristics of AFS Securities

Of the $187 million of credit reserve on our residential securities at December 31, 2012, $44 million was related to residential senior securities, $47 million was related to residential re-REMIC securities, and $96 million was related to residential subordinate securities. The loans underlying our residential senior securities totaled $13 billion at December 31, 2012, and consisted of $9 billion prime and $4 billion non-prime credit quality at time of origination. Serious delinquencies at December 31, 2012, were 10.44% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $6 billion at December 31, 2012, and consisted of $5.5 billion prime and $117 million non-prime credit quality collateral at time of origination. Serious delinquencies at December 31, 2012, were 9.64% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $14 billion at December 31, 2012, and consisted of $13 billion prime and $1 billion non-prime credit quality at time of origination. Serious delinquencies at December 31, 2012, were 4.88% of outstanding principal balances.

The loans underlying our commercial subordinate securities totaled $4 billion at December 31, 2012, and consisted primarily of office (14%), retail (52%), and multifamily (15%) loans. Loans 60+ days past due, in foreclosure or REO at December 31, 2012 were 4.33% of current principal balances.

AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at December 31, 2012 and 2011.

December 31, 2012	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$22,803	$(293)	$22,510	$26,729	$(2,072)	$24,657
Commercial	-	-	-	-	-	-
CDO	-	-	-	-	-	-

Total Securities	$22,803	$(293)	$22,510	$26,729	$(2,072)	$24,657

December 31, 2011	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Residential	$242,595	$(21,976)	$220,619	$75,245	$(11,042)	$64,203
Commercial	151	(38)	113	1,090	(152)	938
CDO	-	-	-	-	-	-

Total Securities	$242,746	$(22,014)	$220,732	$76,335	$(11,194)	$65,141

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 8. Real Estate Securities - (continued)

At December 31, 2012, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 284 AFS securities, of which 22 were in an unrealized loss position and 14 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2011, our consolidated balance sheet included 352 AFS securities, of which 115 were in an unrealized loss position and 25 were in a continuous unrealized loss position for twelve consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at December 31, 2012.

Significant Assumptions

Range for Securities
December 31, 2012	Prime	Non-prime	Commercial
Prepayment rates	4 - 25%	3 -10%	N/A
Loss severity	22 - 71%	32 - 60%	33 - 50%
Projected losses	0 - 25%	7 - 44%	2 - 9%

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at December 31, 2012, 2011, and 2010. The balance of the credit component of OTTI at December 31, 2012, 2011, and 2010, includes all market valuation adjustments recorded through the income statement for securities still held on our balance sheet at December 31, 2012, 2011, and 2010, as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$78,126	$121,016	$146,454
Additions
Initial credit impairments	325	1,428	768
Subsequent credit impairments	552	4,557	6,651
Reductions
Securities sold, or expected to sell	(10,024)	(12,317)	(5,113)
Securities with no outstanding principal at period end	(18,127)	(36,558)	(27,744)

Balance at End of Period	$50,852	$78,126	$121,016

The credit component of OTTI is reduced if we sell, intend to sell, or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit component of OTTI is reduced if we receive or expect to receive cash flows in excess of what we previously expected to receive over the remaining life of the credit-impaired debt security, the security matures, or the security experiences an event (such as full prepayment or principal losses) such that the outstanding principal is reduced to zero.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 8. Real Estate Securities - (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Gross realized gains - sales	$33,909	$12,665	$56,983
Gross realized gains - calls	142	1,365	2,220
Gross realized losses - sales	(1,600)	(3,523)	(3,335)
Gross realized losses - calls	-	(223)	-

Total Realized Gains on Sales and Calls of AFS Securities, net	$32,451	$10,284	$55,868

Note 9. Derivative Financial Instruments

The following table presents the aggregate fair value and notional amount of derivative financial instruments held by Redwood and the consolidated Acacia entities at December 31, 2012 and 2011. In the fourth quarter of 2012, we deconsolidated the Acacia entities and derecognized the associated assets and liabilities, including the derivative assets and liabilities owned by the Acacia entities. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

December 31, 2012	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$739	$147,000	$-	$-	$739	$147,000
Swaptions	2,233	575,000	-	-	2,233	575,000
Interest rate caps	-	-	-	-	-	-

Total Assets	$2,972	$722,000	$-	$-	$2,972	$722,000

Liabilities - Cash Flow Hedges
Interest rate swaps	$(48,581)	$139,500	$-	$-	$(48,581)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,893)	357,500	-	-	(1,893)	357,500
Futures	(607)	234,000	-	-	(607)	234,000

Total Liabilities	$(51,081)	$731,000	$-	$-	$(51,081)	$731,000

Total Derivative Financial Instruments, Net	$(48,109)	$1,453,000	$-	$-	$(48,109)	$1,453,000

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 9. Derivative Financial Instruments - (continued)

December 31, 2011	Redwood		Acacia		Total
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$-	$-	$857	$5,595	$857	$5,595
Futures	47	126,000	-	-	47	126,000
Interest rate caps	-	-	1,469	704,400	1,469	704,400

Total Assets	$47	$126,000	$2,326	$709,995	$2,373	$835,995

Liabilities - Cash Flow Hedges
Interest rate swaps	$(54,353)	$165,000	$-	$-	$(54,353)	$165,000
Liabilities - Risk Management Derivatives
Interest rate swaps	(5,270)	189,500	(62,695)	558,968	(67,965)	748,468
TBAs	(5,060)	492,000	-	-	(5,060)	492,000
Futures	(186)	180,000	-	-	(186)	180,000

Total Liabilities	$(64,869)	$1,026,500	$(62,695)	$558,968	$(127,564)	$1,585,468

Total Derivative Financial Instruments, Net	$(64,822)	$1,152,500	$(60,369)	$1,268,963	$(125,191)	$2,421,463

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at December 31, 2012, we were party to interest rate agreements with an aggregate notional amount of $1.1 billion and financial futures contracts with an aggregate notional amount of $234 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans were negative $12 million and negative $22 million for the years ended December 31, 2012 and 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $11 million and negative $25 million for the years ended December 31, 2012 and 2011, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and during the second quarter of 2011 with an aggregate notional balance of $165 million. During the first half of 2012, we unwound swaps with an aggregate notional balance of $26 million that had been designated against certain adjustable-rate securitization entity liabilities. For the years ended December 31, 2012 and 2011, these cash flow hedges increased in value by $4 million and decreased in value by $42 million, respectively, which was recorded as an increase and a decrease, respectively, to accumulated other comprehensive income, a component of equity. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $48 million and $67 million at December 31, 2012 and 2011, respectively. Concurrent with the derecognition of Acacia assets and liabilities in 2012, we accelerated our amortization of net unrealized losses on interest rate agreements and recognized interest expense of $11 million. For the years ended December 31, 2012 and 2011, we reclassified $15 million and $4 million, respectively, of unrealized losses on derivatives to interest expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 9. Derivative Financial Instruments - (continued)

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2012, 2011, and 2010.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Net interest expense on cash flow interest rate agreements	$(5,805)	$(6,392)	$(4,041)
Realized expense due to ineffective portion of hedges	(34)	(4)	(10)
Realized net losses reclassified from other comprehensive income	(14,820)	(4,243)	(3,721)

Total Interest Expense	$(20,659)	$(10,639)	$(7,772)

Credit Derivatives

At December 31, 2012, 2011 and 2010, we had no outstanding CDS contracts or obligations. During 2010, the reference securities underlying our CDS experienced principal losses and corresponding obligations of $20 million.

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At December 31, 2012, we assessed this risk as remote and did not record a specific valuation adjustment.

At December 31, 2012, we had outstanding derivative agreements with six bank counterparties and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 10. Other Assets

Other assets at December 31, 2012 and 2011 are summarized in the following table.

Other Assets

(In Thousands)	December 31, 2012	December 31, 2011
Margin receivable	$63,424	$71,976
MSRs	5,315	-
Income tax receivables	4,762	4,741
REO	4,245	5,669
Prepaid expenses	1,684	1,706
Fixed assets and leasehold improvements	494	2,048
Investment receivable	153	1,741
Other	618	381

Total Other Assets	$80,695	$88,262

At December 31, 2012, income tax receivable consisted of a federal carry back claim from RWT Holdings, Inc., a taxable REIT subsidiary, related to previous tax years. We anticipate receiving this amount in full.

REO consists of foreclosed properties received in satisfaction of defaulted real estate loans. The carrying value of REO at December 31, 2012, was $4 million, which includes the net effect of $9 million related to transfers into REO during 2012, offset by $7 million of REO liquidations, a $3 million reduction related to the deconsolidation of 15 Sequoia securitization entities, and less than $1 million of negative market valuation adjustments. At December 31, 2012 and 2011, there were 24 and 43 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities. Properties located in Florida, Georgia, Michigan, Pennsylvania, Illinois, Washington and Montana accounted for 88% of our REO properties at December 31, 2012.

Margin receivable resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

See Note 17 for additional information on MSRs.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2012, we had outstanding agreements with 11 bank counterparties and we were in compliance with all of the related covenants. The table below summarizes the facilities that are available to us and the balances of short-term debt at December 31, 2012 and 2011, by the type of collateral securing the debt.

Short-Term Debt

	December 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$179,982	$800,000	1/2013 - 11/2013
Real estate securities	7	371,936	-	1/2013 - 3/2013

Total	11	$551,918

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 11. Short-Term Debt - (continued)

	December 31, 2011
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	2	$307,149	$400,000	11/2012
Real estate securities	4	120,907	-	1/2012-2/2012

Total	6	$428,056

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2012, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans and real estate securities pledged as collateral was $207 million and $480 million, respectively, at December 31, 2012. For the years ended December 31, 2012 and 2011, the average balance of short-term debt was $487 million and $57 million, respectively. At December 31, 2012 and 2011, accrued interest payable on short-term debt was less than $1 million.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
(In Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$179,982	1.76%	212	$307,149	1.93%	322
Real estate securities collateral	371,936	1.83%	23	120,907	1.88%	31

Total Short-Term Debt	$551,918	1.81%	84	$428,056	1.92%	240

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Within 30 days	$362,279	$105,607
31 to 90 days	48,848	15,300
Over 90 days	140,791	307,149

Total Short-Term Debt	$551,918	$428,056

Note 12. Asset-Backed Securities Issued

Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. In addition, ABS were also issued by Acacia entities in the securitization transactions we previously participated in through the Acacia program. ABS were also issued by securitization entities in the Residential Resecuritization and the Commercial Securitization. As a general matter, ABS have been issued by these securitization entities to fund the acquisition of assets from us or from third parties. The ABS issued by these entities consist of various classes of securities that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. Some ABS issued pay fixed rates of interest or pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also includes some interest-only classes with coupons set at a fixed rate or a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 12. Asset-Backed Securities Issued - (continued)

In 2012, we transferred $291 million of commercial mezzanine loans into the Commercial Securitization, with $172 million of ABS issued to third parties. In 2012, we deconsolidated certain Acacia and Sequoia entities and derecognized the associated assets and liabilities, including the ABS issued at these entities. In 2011, we securitized and consolidated $671 million of loans through our Sequoia program and issued $640 million of ABS to third parties. In 2011, we also transferred $365 million of residential securities into the Residential Resecuritization, with $245 million of ABS issued to third parties. The carrying value of ABS issued by consolidated securitization entities we sponsored at December 31, 2012 and 2011, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2012
(Dollars in Thousands)	Sequoia	Commercial Securitization	Residential Resecuritization	Total
Certificates with principal balance	$2,207,851	$171,714	$164,746	$2,544,311
Interest-only certificates	7,769	-	-	7,769
Unamortized premium	921	-	-	921
Unamortized discount	(23,060)	-	-	(23,060)
Fair value adjustment, net	-	-	-	-

Total ABS Issued	$2,193,481	$171,714	$164,746	$2,529,941

Range of weighted average interest rates, by series	0.41% to 4.16%	5.62%	2.21%
Stated maturities	2014 - 2047	2018	2046
Number of series	24	1	1

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Residential Resecuritization	Total
Certificates with principal balance	$3,697,894	$2,884,967	$219,551	$6,802,412
Interest-only certificates	16,904	-	-	16,904
Unamortized premium	1,280	-	-	1,280
Unamortized discount	(5,655)	-	-	(5,655)
Fair value adjustment, net	-	(2,675,586)	-	(2,675,586)

Total ABS Issued	$3,710,423	$209,381	$219,551	$4,139,355

Range of weighted average interest rates, by series	0.39% to 4.15%	0.76% to 1.94%	2.19%
Stated maturities	2014 - 2047	2039 - 2052	2046
Number of series	39	10	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2012, $2.48 billion of ABS issued ($2.49 billion principal balance) had contractual maturities of over five years and $44 million of ABS issued ($44 million principal balance) had contractual maturities of one to five years. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs was $3 million and $2 million for the years ended December 31, 2012 and 2011, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 12. Asset-Backed Securities Issued - (continued)

The following table summarizes the accrued interest payable on ABS issued at December 31, 2012 and 2011. Interest due on Sequoia, Residential Resecuritization, and Commercial Securitization ABS issued is payable monthly and interest due on Acacia ABS issued is payable quarterly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2012	December 31, 2011
Sequoia	$2,103	$3,978
Acacia	-	2,894
Residential Resecuritization	40	42
Commercial Securitization	832	-

Total Accrued Interest Payable on ABS Issued	$2,975	$6,914

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2012 and 2011.

Collateral for Asset-Backed Securities Issued

	December 31, 2012
(Dollars in Thousands)	Sequoia	Commercial Securitization	Residential Resecuritization	Total
Real estate loans	$2,272,812	$283,610	$-	$2,556,422
Real estate securities	-	-	324,606	324,606
Restricted cash	4,245	-	-	4,245
Accrued interest receivable	147	137	-	284
REO	4,484	2,132	839	7,455

Total Collateral for ABS Issued	$2,281,688	$285,879	$325,445	$2,893,012

	December 31, 2011
(Dollars in Thousands)	Sequoia	Acacia	Residential Resecuritization	Total
Real estate loans	$3,799,648	$12,129	$-	$3,811,777
Real estate securities	-	246,212	324,705	570,917
Restricted cash	287	14,600	-	14,887
Accrued interest receivable	7,786	2,065	961	10,812
REO	5,669	-	-	5,669

Total Collateral for ABS Issued	$3,813,390	$275,006	$325,666	$4,414,062

Note 13. Long-Term Debt

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.84% and 2.65% for the years ended December 31, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.89% and 6.88% for the years ended December 31, 2012 and 2011, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 13. Long-Term Debt - (continued)

2037. The interest expense yield on our subordinated notes was 2.84% and 2.65% for the years ended December 31, 2012 and 2011, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.89% and 6.88% for the years ended December 31, 2012 and 2011, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both December 31, 2012 and December 31, 2011, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of our long-term debt, we covenant to, among other things, use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of our long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to our long-term debt.

At December 31, 2012, we also had one commercial loan warehouse facility with no outstanding balance and a total borrowing limit of $150 million, which matures in 32 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the year ended December 31, 2012, the average balance of this commercial warehouse borrowing was less than $1 million.

Note 14. Commitments and Contingencies

Lease Commitments

At December 31, 2012, we were obligated under two non-cancelable operating leases with expiration dates through 2020 for $9 million. Operating lease expense was $1 million and $2 million for the years ended December 31, 2012 and 2011, respectively.

The following table presents our future lease commitments at December 31, 2012.

Future Lease Commitments by Year

(In Thousands)	December 31, 2012
2013	$1,779
2014	1,820
2015	1,776
2016	1,518
2017	1,563
2018 and thereafter	650

Total	$9,106

Leasehold improvements for our offices are amortized into expense over the prior lease term, expiring in 2012. There were no unamortized leasehold improvements at December 31, 2012. For both the years ended December 31, 2012 and 2011, we recognized leasehold amortization expense of $1 million.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 14. Commitments and Contingencies - (continued)

claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2012, the FHLB-Seattle has received approximately $108 million of principal and $10.9 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2012, Schwab has received approximately $12 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at December 31, 2012, the FHLB Chicago has received approximately $68 million of principal and $23 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at December 31, 2012, the FHLB Chicago has received approximately $244 million of principal and $78 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 14. Commitments and Contingencies - (continued)

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

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
(In Thousands)	2012	2011
Balance at beginning of period	$892,584	$1,064,753
Net income	131,769	26,343
Unrealized gains (losses) on securities and derivatives, net	151,483	(125,490)
Equity issuance	38,580	8,791
Other, net	8,026	(658)
Distributions to shareholders	(82,278)	(81,155)

Balance at End of Period	$1,140,164	$892,584

Accumulated Other Comprehensive Income

The following table provides a summary of the components of accumulated other comprehensive income (loss) at December 31, 2012 and 2011.

(In Thousands)	December 31, 2012	December 31, 2011
Net unrealized gains on real estate securities	$186,580	$53,904
Net unrealized losses on interest rate agreements accounted for as cash flow hedges	(48,248)	(67,055)

Total Accumulated Other Comprehensive Income (Loss)	$138,332	$(13,151)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 15. Equity - (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2012, 2011, and 2010.

Basic and Diluted Earnings Per Common Share

	Years Ended December 31,
(In Thousands, Except Share Data)	2012	2011	2010
Basic Earnings Per Common Share:
Net income attributable to Redwood	$131,769	$26,343	$110,052
Less: Dividends and undistributed earnings allocated to participating securities	3,886	2,246	3,155

Net income allocated to common shareholders	$127,883	$24,097	$106,897

Basic weighted average common shares outstanding	79,529,950	78,299,510	77,841,634
Basic Earnings Per Common Share	$1.61	$0.31	$1.37

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$131,769	$26,343	$110,052
Less: Dividends and undistributed earnings allocated to participating securities	3,212	2,246	2,801

Net income allocated to common shareholders	$128,557	$24,097	$107,251

Basic weighted average common shares outstanding	79,529,950	78,299,510	77,841,634
Net effect of dilutive equity awards	1,143,732	-	969,315

Diluted weighted average common shares outstanding	80,673,682	78,299,510	78,810,949

Diluted Earnings Per Common Share	$1.59	$0.31	$1.36

For the year ended December 31, 2012, there were 1,143,732 dilutive equity awards determined under the two-class method. For the year ended December 31, 2011, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income. Therefore, diluted earnings per common share for the year ended December 31, 2011, was computed in the same manner as basic earnings per share. For the year ended December 31, 2010, there were 969,315 of dilutive equity awards determined under the two-class method. For the year ended December 31, 2012, we included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the year ended December 31, 2012, 2011, and 2010, the number of outstanding equity awards that were antidilutive totaled 609,201, 1,510,322, and 393,696, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2012, there were no shares acquired under the plan. At December 31, 2012, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 16. Equity Compensation Plans

At December 31, 2012 and 2011, 666,610 and 298,634 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $22 million at December 31, 2012, as shown in the following table.

	Year Ended December 31, 2012
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,792	$13,563	$5,514	$-	$20,869
Equity grants	-	805	7,755	3,600	210	12,370
Equity grant forfeitures	-	(58)	(1,185)	(528)	-	(1,771)
Equity compensation expense	-	(717)	(6,755)	(2,102)	(210)	(9,784)

Unrecognized Compensation Cost at End of Period	$-	$1,822	$13,378	$6,484	$-	$21,684

At December 31, 2012, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2012, 2011, and 2010.

Stock Options Activity

	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	380,779	$53.91	459,115	$53.13	500,073	$50.25
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(11,500)	14.24
Forfeited	(4,500)	49.73	-	-	(3,008)	34.18
Expired	(88,763)	53.23	(78,336)	49.37	(26,450)	17.63

Outstanding at End of Period	287,516	$54.18	380,779	$53.91	459,115	$53.13

Exercisable at End of Period	287,516	$54.18	380,779	$53.91	459,115	$53.13

At December 31, 2012 and 2011, there were 287,516 and 380,779 fully vested stock options outstanding, respectively. As of December 31, 2010 all outstanding stock options were fully vested. There was no aggregate intrinsic value for the options outstanding and exercisable at December 31, 2012.

For the years ended December 31, 2012 and 2011, there were no stock options exercised. For the year ended December 31, 2010, the net cash proceeds received and the total intrinsic value (fair value less exercise price) for options exercised was less than $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 16. Equity Compensation Plans - (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2012.

Outstanding Stock Options as of December 31, 2012

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0 to $20	-	-	$-	-	$-
$20 to $30	-	-	-	-	-
$30 to $40	2,500	0.35	36.19	2,500	36.19
$40 to $50	12,500	1.15	48.48	12,500	48.48
$50 to $60	272,516	1.31	54.61	272,516	54.61

$0 to $60	287,516	1.29	$54.18	287,516	$54.18

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2012, 2011, and 2010.

Restricted Stock Activity

	Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Market		Fair Market		Fair Market
	Shares	Value	Shares	Value	Shares	Value
Outstanding at beginning of period	184,409	$12.87	119,071	$15.68	75,645	$18.87
Granted	43,111	16.47	85,218	10.62	60,095	13.99
Vested	(32,812)	16.17	(18,948)	20.15	(13,127)	26.03
Forfeited	(4,620)	12.57	(932)	18.44	(3,542)	16.85

Outstanding at End of Period	190,088	$13.12	184,409	$12.87	119,071	$15.68

For each of the years ended December 31, 2012, 2011, and 2010, the expenses related to restricted stock were less than $1 million. As of December 31, 2012, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years. Restrictions on shares of restricted stock outstanding lapse through 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 16. Equity Compensation Plans - (continued)

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2012, 2011, and 2010.

Deferred Stock Units Activity

	Years Ended December 31,
	2012		2011		2010
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,476,171	$15.23	2,351,804	$18.60	1,708,326	$21.40
Granted	503,174	15.17	598,542	11.05	838,547	14.20
Distributions	(520,909)	19.10	(456,638)	27.14	(60,067)	43.35
Forfeitures	(97,151)	12.98	(17,537)	14.43	(135,002)	15.66

Balance at End of Period	2,361,285	$14.46	2,476,171	$15.23	2,351,804	$18.60

We generally grant DSUs annually as part of compensation in the fourth quarter. In addition, DSUs are granted from time-to-time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. As of December 31, 2012, 2011, and 2010, the number of outstanding DSUs that were unvested was 1,241,532, 1,407,888, and 1,309,463, respectively. The weighted average grant-date fair value of these unvested DSUs was $13.41, $13.21, and $15.44, as of December 31, 2012, 2011, and 2010, respectively. Unvested DSUs at December 31, 2012 will vest through 2017.

Expenses related to DSUs were $7 million, $7 million, and $11 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $13 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years. As of December 31, 2012, 2011, and 2010, the number of outstanding DSUs that had vested was 1,119,753, 1,068,283, and 1,042,341, respectively.

In 2010, vesting of 376,564 DSUs previously awarded to Mr. George E. Bull, III, was accelerated, under the terms of a transition agreement entered into with him at the time of the announcement that he would retire from serving as Chief Executive Officer. We recorded a $4 million equity compensation expense during 2010 related to modifications of these DSUs under the transition agreement.

Performance Stock Units

During 2012, 2011 and 2010, 291,023, 348,725, and 243,754 PSUs were granted, respectively, with grant date fair values of $12.37, $9.83, and $14.01, respectively. PSUs cliff vest, if at all, on the third anniversary of their grant date, with vesting contingent on total stockholder return over the three-year vesting period. During 2012, there were 45,764 PSUs forfeited due to an employee departure.

As of December 31, 2012, the number of outstanding PSUs that were unvested was 837,737. The grant date fair values of the PSUs granted from 2010 through 2012 was determined through Monte-Carlo simulations using the following assumptions: Redwood’s common stock closing price on the day prior to the grant date, the average closing price of Redwood’s common stock price for the 40 trading days prior to the grant date (20 trading days prior to the grant date for 2011 and 2010 grants), and the range of potential payouts based on total stockholder return over three years from the grant date. For the 2012 PSU grant, an implied volatility assumption of 25% (based on historical volatility), a risk free rate of 0.32% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the performance period as is consistent with the terms of the PSUs), were used. For the 2011 PSU grant, an implied volatility assumption of 40% (based on historical volatility), a risk free rate of 0.41% (the three-year Treasury rate on the grant date), and a 0% dividend yield were used. For the 2010 PSU grant, an implied volatility assumption of 46% (based on historical volatility), a risk free rate of 0.77% (the three-year Treasury rate on the grant date), and a 0% dividend yield were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Expenses related to PSUs were $2 million, $1 million, and less than $1 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $6 million of unrecognized compensation cost related to unvested PSUs. This cost will be recognized over a weighted average period of less than two years. As of December 31, 2012, none of the outstanding PSUs had vested.

Employee Stock Purchase Plan

The ESPP allows a maximum of 300,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2012, 2011, and 2010, 207,031, 152,212, and 121,643, shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2012.

The following table summarizes the activity related to the ESPP for the years ended December 31, 2012, 2011, and 2010.

Employee Stock Purchase Plan Activity

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$8	$-	$3
Employee purchases	474	332	356
Cost of common stock issued	(479)	(324)	(359)

Balance at End of Period	$3	$8	$-

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2012, 2011, and 2010.

EDCP Cash Accounts Activity

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$1,494	$1,210	$775
New deferrals	839	505	889
Accrued interest	44	59	48
Withdrawls	(861)	(280)	(502)

Balance at End of Period	$1,516	$1,494	$1,210

Deferrals of less than $1 million were made to the cash accounts of the EDCP for each of the years ended December 31, 2012, 2011 and 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 17. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statement for the year ended December 31, 2012.

Components of Mortgage Banking Activities, Net

(In Thousands)	Year Ended December 31, 2012
Income from MSRs, net:
Income	$799
Late charges	8
Cost of sub-servicer	(184)

Income from MSRs, net:	623

Changes in fair value of:
Residential loans, at fair value	37,762
MSRs	(2,014)
Risk management derivatives (1)	(10,609)

Net market valuation adjustments	25,139

Net gains on residential loan sales	19,713
Net gains on commercial loan sales	1,155

Mortgage Banking Activities, Net	$46,630

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of loans.

Mortgage Servicing Rights

During the year ended December 31, 2012, we transferred an aggregate $1.97 billion (principal balance) of residential loans to six Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the year ended December 31, 2012, we recorded MSRs of $7 million at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $1.09 billion of loans transferred (original principal balance) to these securitizations or sold to third parties. At December 31, 2012, the principal balance of the loans underlying our MSRs was $1.02 billion.

We contract with a licensed sub-servicer to perform the servicing functions for loans underlying our MSRs. The following table presents activity for MSRs for the year ended December 31, 2012.

MSR Activity

(In Thousands)	Year Ended December 31, 2012
Balance at beginning of period	$-
Additions	7,329
Changes in fair value due to:
Changes in assumptions (1)	(1,755)
Other changes (2)	(259)

Balance at End of Period	$5,315

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.

(2)	Reflects the impact of MSR-related cash flows received during the period.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 18. Operating Expenses

Components of our operating expenses for the years ended December 31, 2012, 2011, and 2010, are presented in the following table.

Operating Expenses

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Fixed compensation expense	$18,095	$15,442	$14,845
Variable compensation expense	16,676	2,831	7,542
Equity compensation expense	9,784	9,067	11,353

Total compensation expense	44,555	27,340	33,740
Systems	5,339	7,592	7,658
Office costs	5,894	6,689	7,027
Accounting and legal	5,197	4,177	3,866
Other operating expenses	4,285	1,884	1,424

Total Operating Expenses	$65,270	$47,682	$53,715

Note 19. Taxes

We assessed our tax positions for all open tax years (i.e., Federal, 2009 to 2012, and State, 2008 to 2012) and, at December 31, 2012 and 2011, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits. Components of our net deferred tax assets are presented in the following table.

Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carry forward and basis differences – state	$118,886	874
Net capital loss carry forward – state	8,774	28,691
Net operating loss carry forward – federal	12,130	10,259
Net capital loss carry forward – federal	10,869	14,437
Real estate assets	-	3,824
Interest rate agreements	1,163	4,008
Other	245	326

Total net deferred tax assets	152,067	62,419

Deferred Tax Liabilities
Real estate assets	(1,867)	-
Tax effect of unrealized (gains) losses – OCI	(2,445)	702

Total deferred tax liabilites	(4,312)	702

Valuation allowance	(147,755)	(63,121)

Total Deferred Tax Assets, net of Valuation Allowance	$-	$-

Redwood and its taxable subsidiaries accumulated an estimated state net operating loss (NOL) of $1.7 billion and $1.8 billion at December 31, 2012 and December 31, 2011, respectively. Substantially all of these NOLs expire beginning in 2029. For state tax purposes, the total of the NOLs and mortgage-backed security basis differences of $749 million were offset by tax basis liabilities related to the Acacia entities that exceeded the corresponding GAAP liabilities by $2.5 billion at December 31, 2011. The net deferred

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 19. Taxes - (continued)

tax asset associated with these differences (using a 7.2% effective state tax rate) was less than $1 million for the year ended December 31, 2011. During the year ended December 31, 2012, our remaining interests in the Acacia entities were sold and consequently the Acacia tax basis liabilities in excess of GAAP liabilities were removed from our consolidated financial statements. The impact of this removal is a substantial increase in the state NOL carryforward deferred tax asset as the future taxable income associated with Acacia tax basis liabilities in excess of tax basis of the assets for these entities will not be recognized by the consolidated group.

Realization of our deferred tax asset at December 31, 2012, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. Our deferred tax asset valuation allowance increased during 2012, as compared to 2011, due to the uncertainty of generating sufficient capital gains or taxable income in future periods to exhaust the additional deferred assets generated in 2012. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

The following table summarizes the provision for income taxes for the years ended December 31, 2012, 2011, and 2010.

Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Current provision for (benefit from) income taxes
Federal	$944	$19	$(1,049)
State	347	23	6

Total current provision for (benefit from) income taxes	1,291	42	(1,043)

Deferred provision for income taxes
Taxable subsidiaries	-	-	1,323

Total Provision for Income Taxes	$1,291	$42	$280

Our dividend distribution requirements will remain at zero until we generate taxable income in excess of our NOL carryforward at the REIT. At December 31, 2012, our federal NOL carryforward at the REIT was $70 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2012, our taxable REIT subsidiaries had federal NOLs of $36 million, which will expire between 2030 and 2032.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2012 and 2011.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2012	December 31, 2011
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(21.1) %	(10.9) %
Dividends paid deduction	(19.1) %	(30.1) %

Effective Tax Rate	1.0%	0.2%

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 20. Recent Developments

At December 31, 2012, we had identified for purchase $2.34 billion of residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since December 31, 2012, and through February 22, 2013, $1.57 billion of these loans closed and were purchased by us. During January 2013, we transferred $582 million of these purchased loans to Sequoia entities in connection with the consummation of two Sequoia securitization transactions. We expect the purchase of an additional amount of these loans to occur during the first quarter of 2013, subject to loan availability and delivery.

Note 21. Quarterly Financial Data — Unaudited

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2012
Operating results:
Interest income	$53,397	$59,723	$59,523	$58,740
Interest expense	(32,971)	(28,285)	(28,881)	(30,655)
Net interest income	20,426	31,438	30,642	28,085

Net income	42,078	39,701	19,527	30,463

Per share data:
Net income – basic	$0.50	$0.48	$0.24	$0.38
Net income – diluted	0.50	0.48	0.24	0.37
Regular dividends declared per common share	0.25	0.25	0.25	0.25

2011
Operating results:
Interest income	$56,495	$53,396	$52,955	$54,333
Interest expense	(29,115)	(24,317)	(23,633)	(21,972)
Net interest income	27,380	29,079	29,322	32,361
Net (loss) income	(2,558)	1,297	9,439	18,165

Per share data:
Net (loss) income – basic	$(0.03)	$0.01	$0.12	$0.23
Net (loss) income – diluted	(0.03)	0.01	0.11	0.22
Regular dividends declared per common share	0.25	0.25	0.25	0.25