Form 10-Q
period 2013-03-31
REDWOOD TRUST INC
filed 2013-05-06
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,124,570 shares outstanding as of May 3, 2013

REDWOOD TRUST, INC.

2013 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2013	December 31, 2012
ASSETS
Residential loans, held-for-sale (includes $831,341 and $556,283 at fair value)	$831,953	$562,658
Residential loans, held-for-investment	2,133,254	2,272,812
Commercial loans, held-for-sale	73,780	8,500
Commercial loans, held-for-investment	327,658	304,510
Real estate securities, at fair value	1,230,528	1,108,753
Cash and cash equivalents	78,956	81,080

Total earning assets	4,676,129	4,338,313

Restricted cash	397	383
Accrued interest receivable	14,086	12,442
Derivative assets	3,484	2,972
Deferred securities issuance costs	17,327	9,293
Other assets	85,605	80,695

Total Assets (1)	$4,797,028	$4,444,098

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$721,314	$551,918
Accrued interest payable	5,227	4,592
Derivative liabilities	44,612	51,081
Accrued expenses and other liabilities	29,966	26,902
Asset-backed securities issued	2,364,524	2,529,941
Long-term debt	443,600	139,500

Total liabilities (1)	3,609,243	3,303,934

Equity
Common stock, par value $0.01 per share, 165,000,000 shares authorized; 81,706,023 and 81,716,416 issued and outstanding	817	817
Additional paid-in capital	1,750,578	1,744,554
Accumulated other comprehensive income	142,883	138,332
Cumulative earnings	693,662	633,052
Cumulative distributions to stockholders	(1,400,155)	(1,376,591)

Total equity	1,187,785	1,140,164

Total Liabilities and Equity	$4,797,028	$4,444,098

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2013 and December 31, 2012, assets of consolidated VIEs totaled $2,731,149 and $2,901,214, respectively, and liabilities of consolidated VIEs totaled $2,367,079 and $2,532,916, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended March 31,
(Unaudited)	2013	2012
Interest Income
Residential loans	$17,624	$23,379
Commercial loans	10,171	5,346
Real estate securities	25,717	29,994
Cash and cash equivalents	12	21

Total interest income	53,524	58,740
Interest Expense
Short-term debt	(3,808)	(1,827)
Asset-backed securities issued	(11,012)	(26,452)
Long-term debt	(3,534)	(2,376)

Total interest expense	(18,354)	(30,655)

Net Interest Income	35,170	28,085
Provision for loan losses	(2,039)	(274)
Other market valuation adjustments	1,650	(296)
Other-than-temporary impairments (1)	(24)	(332)

Other market valuation adjustments, net	1,626	(628)

Net Interest Income After Provision and Other Market Valuation Adjustments	34,757	27,183
Mortgage banking activities, net	44,092	4,302
Operating expenses	(19,597)	(14,634)
Realized gains, net	12,267	13,620

Net income before provision for income taxes	71,519	30,471
Provision for income taxes	(10,909)	(8)

Net Income Attributable to Redwood Trust, Inc.	$60,610	$30,463

Basic earnings per common share	$0.72	$0.38
Diluted earnings per common share	$0.69	$0.37
Regular dividends declared per common share	$0.28	$0.25
Basic weighted average shares outstanding	81,556,880	78,397,359
Diluted weighted average shares outstanding	87,344,669	79,892,013

(1)

For the three months ended March 31, 2013, other-than-temporary impairments were $24, none of which were recognized in Accumulated Other Comprehensive Income. For the three months ended March 31, 2012, other-than-temporary impairments were $481, of which $149 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2013	2012
Net Income	$60,610	$30,463
Other comprehensive income:
Net unrealized gain on available-for-sale securities	9,030	40,701
Reclassification of unrealized loss (gain) to net income	(12,007)	77
Net unrealized gain on interest rate agreements	7,440	13,193
Reclassification of unrealized loss on interest rate agreements to net income	88	1,036

Total other comprehensive income	4,551	55,007

Comprehensive Income Attributable to Redwood Trust, Inc.	$65,161	$85,470

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2013

(In Thousands, Except Share Data) (Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	60,610	-	60,610
Other comprehensive income	-	-	-	4,551	-	-	4,551
Issuance of common stock:
Dividend reinvestment & stock purchase plans	-	-	-	-	-	-	-
Employee stock purchase and incentive plans	(10,393)	-	(178)	-	-	-	(178)
Non-cash equity award compensation	-	-	6,202	-	-	-	6,202
Common dividends declared	-	-	-	-	-	(23,564)	(23,564)

March 31, 2013	81,706,023	$817	$1,750,578	$142,883	$693,662	$(1,400,155)	$1,187,785

For the Three Months Ended March 31, 2012

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$892,584
Net income	-	-	-	-	30,463	-	30,463
Other comprehensive income	-	-	-	55,007	-	-	55,007
Issuance of common stock:
Dividend reinvestment & stock purchase plans	201,186	2	2,201	-	-	-	2,203
Employee stock purchase and incentive plans	(775)	-	(24)	-	-	-	(24)
Non-cash equity award compensation	-	-	2,256	-	-	-	2,256
Common dividends declared	-	-	-	-	-	(20,232)	(20,232)

March 31, 2012	78,756,319	$788	$1,702,412	$41,856	$531,746	$(1,314,545)	$962,257

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$60,610	$30,463
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(6,037)	(6,622)
Depreciation and amortization of non-financial assets	147	944
Purchases of loans	(2,740,317)	(660,008)
Proceeds from sales of loans	2,435,781	388,760
Principal payments on loans	3,417	724
Net settlements of derivatives	1,503	-
Provision for loan losses	2,039	274
Non-cash equity award compensation	6,202	2,256
Market valuation adjustments, net	(37,753)	3,701
Realized gains, net	(19,553)	(20,985)
Net change in:
Accrued interest receivable, deferred tax assets, and other assets	3,230	19,011
Accrued interest payable and accrued expenses and other liabilities	3,699	7,816

Net cash used in operating activities	(287,032)	(233,666)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(35,989)	(26,888)
Proceeds from sales of loans (1)	440	364,536
Principal payments on loans	147,892	155,301
Purchases of real estate securities	(165,936)	(280,873)
Proceeds from sales of real estate securities	22,326	53,590
Principal payments on real estate securities	39,907	40,203
Net increase in restricted cash	(14)	(849)

Net cash provided by investing activities	8,626	305,020

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,636,428	477,389
Repayments on short-term debt	(1,467,032)	(464,480)
Proceeds from issuance of asset-backed securities	-	96
Repayments on asset-backed securities issued	(164,288)	(164,740)
Deferred securities issuance costs	(9,184)	-
Proceeds from issuance of long-term debt	304,100	-
Net settlements of derivatives	-	(16,981)
Net proceeds from issuance of (payments for) common stock	134	(24)
Taxes paid on equity award distributions	(312)	-
Dividends paid	(23,564)	(20,232)

Net cash provided by (used in) financing activities	276,282	(188,972)

Net decrease in cash and cash equivalents	(2,124)	(117,618)
Cash and cash equivalents at beginning of period	81,080	267,176

Cash and cash equivalents at end of period	$78,956	$149,558

Supplemental Disclosures:
Cash paid for interest	$18,293	$30,068
Cash paid for taxes	862	15
Transfers from residential loans to real estate owned	704	2,606

(1)

For the three months ended March 31, 2012, the proceeds from sales of loans included in investing activities related to loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (“Redwood,” “we,” or “us”), is an internally-managed operating company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time.

Our investment portfolio includes investments in residential securities issued in our Sequoia securitization transactions, as well as residential securities issued by third parties. Some of the securities we invest in are residential re-REMIC support securities or similar securities, which are securities that are generally created through the resecuritization of senior residential mortgage backed securities (“RMBS”). Re-REMIC support securities are subordinate to, and provide credit support for, the senior re-REMIC securities issued in a resecuritization. We may also invest in other assets, securities, and instruments that are related to residential real estate. For example, in addition to investing in mortgage servicing rights (“MSRs”) associated with residential loans transferred to Sequoia securitization entities, we may also invest in MSRs acquired directly from third parties. Our investment portfolio includes investments in commercial loans that are originated through our commercial mortgage banking activities and may also include investments in commercial mortgage backed securities (“CMBS”) or other forms of commercial real estate financing originated by others. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

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

We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. References to Sequoia with respect to any time or period generally refer collectively to all the then consolidated Sequoia securitization entities. We have also engaged in securitization transactions in order to obtain financing for certain of our securities and commercial loans. We previously engaged in other securitization transactions through the Acacia program, which was used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia generally refer collectively to the consolidated Acacia securitization entities for the period presented.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 2. Basis of Presentation — (continued)

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during the fourth quarter of 2012 (“Commercial Securitization”). Prior to December 31, 2012, we consolidated the assets and liabilities of certain Acacia securitization entities. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

For financial reporting purposes, the underlying loans and securities owned at the Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities.

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

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Residential and Commercial Loans — Lower of Cost or Fair Value

Residential and commercial loans, except for those where we have elected the fair value option, are carried at the lower of their cost or fair value, as measured on an individual basis or, in the case of the loans we intend to pool for securitization based upon similar underwriting characteristics, on an aggregate basis. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported through our consolidated statements of income as a negative market valuation adjustment in mortgage banking activities, net for residential loans and as a negative other market valuation adjustment for commercial loans. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due at which point it is placed on non-accrual status. Gains or losses on the sale of residential or commercial loans are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Residential— Fair Value

We have elected the fair value option for certain residential loans held-for-sale. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential loans held at fair value.

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

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Loan reviews are completed by asset management and finance personnel and reviewed and approved by senior management.

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate or if a loan is collateral dependent, we reduce the carrying value to the fair market value of the loan, with a corresponding charge to provision for loan losses on our consolidated statements of income.

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

We have originated and sold commercial senior mortgage loans and have made standard representations and warranties upon sale of the loans to the loan purchasers, and in some cases, to securitization trusts. We review the need for a repurchase reserve related to these commercial loans on an ongoing basis and are not aware of any breaches of representations and warranties related to these loans.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Trading Securities

Trading securities may include residential and commercial securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. All changes in fair value are reported through our consolidated statements of income in other market valuation adjustments, net.

We primarily denote trading securities as those securities where we have adopted the fair value option. We currently account for certain securities at Redwood as trading securities, at fair value.

Available-for-Sale Securities

AFS securities may include certain residential and commercial securities. AFS securities are carried at their estimated fair values with cumulative unrealized gains and losses reported as a component of accumulated other comprehensive income in our consolidated statements of changes in equity. Coupon interest is recognized as interest income when earned and deemed collectible, and the interest method is used to determine an effective yield to amortize purchase premiums, discounts, and fees associated with these securities into income over time. This requires us to project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience.

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

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. At March 31, 2013, we did not have any significant concentrations of credit risk arising from cash deposits as all of our cash and cash equivalents were invested in FDIC-insured bank products.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities. Restricted cash may also include cash retained in the Sequoia securitization entities or in the Residential Resecuritization or Commercial Securitization entities prior to the payments on or redemptions of outstanding ABS issued. At March 31, 2013, we did not have any significant concentrations of credit risk arising from restricted cash deposits as all of our restricted cash was held in custodial accounts or FDIC-insured bank products.

Accrued Interest Receivable

Accrued interest receivable includes interest that is due and payable to us and deemed collectible. Cash interest is generally received within thirty days of recording the receivable. For financial assets where we have elected the fair value option, the associated accrued interest receivable on these assets is measured at fair value. For financial assets where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

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

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net. The valuation changes related to derivatives used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and sell or securitize are excluded from other market valuation adjustments, net, and are included in mortgage banking activities, net, on our consolidated statements of income. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged item.

We will discontinue cash flow hedge accounting if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or, (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income and is amortized using the straight-line method through interest expense over the remaining life of the hedged item.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Eurodollar Futures, Financial Futures and TBA Contracts

Eurodollar futures are futures contracts on time deposits denominated in U.S. dollars at banks outside the United States. Eurodollar futures, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required, resulting in a stated notional amount that is typically higher than our other derivatives. Treasury futures are futures contracts on benchmark U.S. Treasury rates. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise (“GSE”) in the future. We purchase or sell these derivatives to offset — to varying degrees — changes in the values of mortgage products for which we have exposure to interest rate volatility.

See Note 9 for further discussion on derivative financial instruments.

Deferred Tax Assets

Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for discount and premium amortization, credit losses, equity awards, asset impairments, mortgage servicing rights, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax. When this occurs, we establish a deferred tax liability for GAAP. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of this deferred asset is not assured and establish a full valuation allowance accordingly. The estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

Deferred Securities Issuance Costs

Securities issuance costs are expenses associated with the issuance of long-term debt, and the ABS issued from the Residential Resecuritization, the Commercial Securitization, and Sequoia securitization entities we sponsor and consolidate for financial reporting purposes. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities accounted for under the fair value option are expensed as incurred. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred securities issuance costs are reported on our consolidated balance sheets as deferred charges (an asset) and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related securities issued.

Other Assets

Other assets include REO, MSRs, margin receivable, income tax receivables, fixed assets, principal receivable, and other prepaid expenses.

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

March 31, 2013

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

See Note 12 for further discussion on ABS issued.

Long-Term Debt

Commercial Borrowings

Commercial borrowings include borrowings under a master repurchase agreement that expires in more than one year with a financial institution counterparty. These borrowings are collateralized by commercial loans. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us.

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable semiannually and the notes mature on April 15, 2018. If converted by a holder, upon conversion, the holder of the notes would receive shares of Redwood’s common stock.

Trust Preferred Securities and Subordinated Notes

Trust preferred securities and subordinated notes are carried at their unpaid principal balance. This long-term debt is unsecured with quarterly interest payments determined based upon a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus a margin until it is redeemed in whole or matures at a future date.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income allocable to common shareholders, less income allocated to participating securities (as described below). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards and the assumed conversion of convertible notes to common shares.

Accounting guidance on EPS defines unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents.

See Note 15 for further discussion on equity.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

See Note 19 for further discussion on taxes.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of 2013 and, as a result, expanded our disclosures related to items reclassified out of accumulated other comprehensive income. These disclosures can be found in Note 15.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The ASU is effective prospectively for fiscal years beginning on or after January 1, 2013. We adopted ASU 2011-11 in the first quarter of 2013 and, as a result, presented disclosures on financial assets and liabilities subject to master netting agreements, which can be found below in this Note 3.

Balance Sheet Netting

Certain of our derivatives, warehouse, and repurchase agreements are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets and liabilities and collateral subject to master netting arrangements in a net position on our consolidated balance sheet. We do not report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheet.

In accordance with new disclosure requirements of ASU 2011-11, the table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged.

Offsetting of Financial Assets, Liabilities, and Collateral

March 31, 2013	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets
Derivatives	$3,484	$-	$3,484	$(2,936)	$(380)	$168

Total Assets	$3,484	$-	$3,484	$(2,936)	$(380)	$168

Liabilities
Derivatives	$(44,612)	$-	$(44,612)	$2,936	$41,676	$-
Short-term debt	(721,314)	-	(721,314)	721,314	-	-
Commercial borrowings (2)	(16,600)	-	(16,600)	16,600	-	-

Total Liabilities	$(782,526)	$-	$(782,526)	$740,850	$41,676	$-

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

master netting arrangement or similar agreement. Additionally, in certain cases, counterparties have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

(2)

Commercial borrowings are a component of long-term debt on our consolidated balance sheet. For additional information on the other liabilities that compose this financial statement line item, see Note 13.

With respect to each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions between Redwood and a counterparty are subject to a master netting arrangement or similar agreement that provides for all such individual transactions to be treated as a single transaction and, in the event of the termination and close-out of such transactions, to be settled on a net basis and for settlement to include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party which limitations should not inhibit the eventual practical realization of the principal benefits of the transactions or the master netting arrangement or similar agreement and any corresponding collateral.

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

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities. Prior to the fourth quarter of 2012, we were also required to consolidate certain other securitization entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at March 31, 2013

March 31, 2013 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$2,133,254	$-	$-	$2,133,254
Commercial loans, held-for-investment	-	-	271,110	271,110
Real estate securities, at fair value	-	315,847	-	315,847
Restricted cash	156	-	134	290
Accrued interest receivable	3,877	795	2,018	6,690
Other assets	3,958	-	-	3,958

Total Assets	$2,141,245	$316,642	$273,262	$2,731,149

Accrued interest payable	$1,761	$46	$748	$2,555
Asset-backed securities issued	2,055,648	149,260	159,616	2,364,524

Total Liabilities	$2,057,409	$149,306	$160,364	$2,367,079

Number of VIEs	24	1	1	26

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

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

We consolidate the assets and liabilities of the entity formed in connection with the Commercial Securitization entity, as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred subordinate commercial loans to RCMC 2012-CREL1, a securitization entity. In connection with this transaction, we acquired certain subordinate securities that we continue to hold. We engaged in the Commercial Securitization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our commercial mezzanine portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed loans through our subordinate investment in the Commercial Securitization.

Analysis of Unconsolidated VIEs with Continuing Involvement

During 2012 and the three months ended March 31, 2013, we transferred residential loans to ten Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheet at March 31, 2013, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2013 and 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2013	2012
Principal balance of loans transferred	$2,240,652	$743,266
Trading securities retained, at fair value	51,208	21,176
AFS securities retained, at fair value	114,728	39,450
Gains on sale	138	7,365
MSRs recognized	12,466	1,579

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us for the three months ended March 31, 2013 and 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2013	2012
Cash proceeds	$2,153,850	$694,804
MSR fees received	976	14
Funding of compensating interest	(118)	-
Cash flows received on retained securities	5,067	1,028

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

	Issued During Three Months Ended March 31,
At Date of Securitization	2013	2012
Prepayment speeds	5 - 17%	5 - 50%
Discount rates	12%	9%

The following table presents additional information at March 31, 2013 and December 31, 2012, related to unconsolidated securitizations sponsored by us during 2012 and the first quarter of 2013.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2013	December 31, 2012
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$55,289	$10,409
Subordinate securities, classified as AFS	228,994	113,681
Maximum loss exposure (1)	284,283	124,090
Principal balance of loans outstanding	3,810,661	1,736,331

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

March 31, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their current fair value to immediate adverse changes in those assumptions at March 31, 2013 and December 31, 2012.

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2013 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at March 31, 2013	$18,123	$55,289	$228,994
Expected weighted-average life (in years)	5	-	-

Prepayment speed assumption (annual CPR)	20%	23%	22%
Decrease in fair value from:
10% adverse change	$902	$4,077	$1,681
25% adverse change	2,131	9,326	3,726

Discount rate assumption	12%	7%	6%
Decrease in fair value from:
100 basis point increase	$542	$1,686	$18,125
200 basis point increase	1,040	3,278	34,023

Credit loss assumption	N/A	0.30%	0.34%
Decrease in fair value from:
10% higher losses	N/A	$9	$506
25% higher losses	N/A	30	1,800

December 31, 2012 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at December 31, 2012	$5,315	$10,409	$113,681
Expected weighted-average life (in years)	3	3	10

Prepayment speed assumption (annual CPR)	33%	29%	24%
Decrease in fair value from:
10% adverse change	$351	$724	$858
25% adverse change	812	1,674	1,909

Discount rate assumption	12%	17%	6%
Decrease in fair value from:
100 basis point increase	$121	$20	$901
200 basis point increase	235	40	1,791

Credit loss assumption	N/A	0.48%	0.47%
Decrease in fair value from:
10% higher losses	N/A	$5	$578
25% higher losses	N/A	12	1,446

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Continuing Involvement with VIEs with No Economic Interest

During 2012, we sold all of our remaining economic interests in Acacia entities and pursuant to an accounting analysis, deconsolidated the Acacia entities and derecognized the associated assets and liabilities for financial reporting purposes. We maintain continuing involvement as we continue in the role of collateral manager for all but one of these Acacia entities. Our role as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, as all but two of these entities have experienced events of default. Additionally, we will continue to receive the collateral management fee for these entities, which has decreased significantly and will continue to do so as the balance on which the fee is determined continues to decline.

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the consolidation analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2013, grouped by collateral type and ownership interest.

Third-Party VIE Summary

March 31, 2013 (Dollars in Thousands)	Fair Value
Residential real estate securities at Redwood
Senior	$448,762
Re-REMIC	163,437
Subordinate	302,482

Total Investments in Third-Party Real Estate Securities	$914,681

We determined that we are not the primary beneficiary of any third-party residential or commercial entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.

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

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$830,246	$830,246	$553,576	$553,576
At lower of cost or fair value	1,707	1,768	-	9,324
Residential loans, held-for-investment	2,133,254	1,926,240	-	2,062,352
Commercial loans, held-for-sale	73,780	75,682	8,500	8,500
Commercial loans, held-for-investment	327,658	330,669	304,510	309,547
Trading securities	77,469	77,469	33,172	33,172
Available-for-sale securities	1,153,059	1,153,059	1,075,581	1,075,581
Cash and cash equivalents	78,956	78,956	81,080	81,080
Restricted cash	397	397	383	383
Accrued interest receivable	14,086	14,086	12,442	12,442
Derivative assets	3,484	3,484	2,972	2,972
Mortgage servicing rights (1)	18,123	18,123	5,315	5,315
REO (1)	3,958	5,129	4,245	5,540
Margin receivable (1)	50,699	50,699	63,424	63,424
Other collateral posted (1)	5,000	5,000	-	-

Liabilities
Short-term debt	721,314	721,314	551,918	551,918
Accrued interest payable	5,227	5,227	4,592	4,592
Derivative liabilities	44,612	44,612	51,081	51,081
ABS issued	2,364,524	2,194,005	2,529,941	2,372,971
Commercial borrowings	16,600	16,600	-	-
Convertible notes	287,500	317,213	-	-
Other long-term debt	139,500	101,138	139,500	90,675

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $51 million of residential senior securities and $2.54 billion of residential loans that we acquired during the three months ended March 31, 2013. We anticipate electing the fair value option for interest-only securities and all future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. We have historically elected the fair value option for certain commercial loans and trading securities, as well as certain third-party residential securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2013, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013

March 31, 2013 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$830,246	$-	$-	$830,246
Trading securities	77,469	-	-	77,469
Available-for-sale securities	1,153,059	-	-	1,153,059
Derivative assets	3,484	3	3,481	-
MSRs	18,123	-	-	18,123

Liabilities
Derivative liabilities	44,612	664	43,948	-

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
(In Thousands)	Residential Loans	Trading Securities	AFS Securities	MSRs
Beginning balance - December 31, 2012	$553,576	$33,172	$1,075,581	$5,315
Principal paydowns	(734)	(16)	(39,890)	-
Gains in net income, net	34,735	1,362	19,686	342
Unrealized gains in OCI, net	-	-	(2,977)	-
Acquisitions	2,586,926	51,208	114,728	12,466
Sales	(2,343,342)	(8,257)	(14,069)	-
Other settlements, net	(915)	-	-	-

Ending Balance - March 31, 2013	$830,246	$77,469	$1,153,059	$18,123

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at both March 31, 2013 and 2012. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2013 and 2012 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2013 and 2012 Included in Net Income

	Included in Net Income Three Months Ended March 31,
(In Thousands)	2013	2012
Assets
Residential loans, at fair value	$4,326	$-
Commercial loans, at fair value	-	11
Trading securities	(488)	34,248
Available-for-sale securities	(24)	(332)
Mortgage servicing rights	811	(6)

Liabilities
Derivative liabilities	-	(895)
ABS issued - Acacia	-	(32,053)

The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2013. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2013

March 31, 2013 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss) for Three Months Ended March 31, 2013
		Level 1	Level 2	Level 3
Assets
Residential loans, at lower of cost or fair value	$1,095	$-	$-	$1,095	$5
REO	1,692	-	-	1,692	(35)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three months ended March 31, 2013 and 2012.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2013	2012
Other
Residential loans, at lower of cost or fair value	$40	$93
Commercial loans, at fair value	-	11
Trading securities	1,362	34,165
Impairments on AFS securities	(24)	(332)
REO	227	18
Other derivative instruments, net	21	(2,529)
ABS issued - Acacia	-	(32,054)

Total other	1,626	(628)

Mortgage banking activities
Residential loans, at fair value	34,763	-
MSRs	342	(17)
Derivative instruments, net	1,022	(3,056)

Total mortgage banking activities	36,127	(3,073)

Total Market Valuation Adjustments, Net	$37,753	$(3,701)

Valuation Policy

We maintain a valuation policy that specifies the methodology we use to value different types of financial instruments. Significant changes to the valuation methodology are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation techniques described below. A subset of our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods. We continually assess the appropriateness of our valuation techniques and, as market conditions warrant, adjust our internal valuation processes accordingly.

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

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

March 31, 2013 (Dollars in Thousands)	Fair Value	Unobservable Input	Range		Weighted Average
Assets
Residential loans, at fair value
Loans priced to securitization	$729,760	Discount rate	3 - 3%		3%
		Prepayment rate	15 - 15%		15%
		Default rate	1 - 1%		1%
		Loss severity	22 - 22%		22%
		Credit support	6 - 6%		6%

Loans priced to whole loan market	100,486	Pool fallout assumption	0 - 5%		5%
		Fallout assumption price discount	0 - 5	pts	5	pts

Residential loans, at lower of cost or fair value	1,095	Loss severity	0 - 30%		10%

Trading and AFS securities	1,230,528	Discount rate	4 - 15%		5%
		Prepayment speed	1 - 40%		15%
		Default rate	1 - 38%		12%
		Loss severity	20 - 67%		43%
		Credit support	0 - 59%		7%

MSRs	18,123	Discount rate	12 -12%		12%
		Prepayment rate	8 - 60%		20%

REO	1,692	Historical loss adjustment	0 - 40%		4%

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

Residential loans

Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued RMBS and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales, pricing points for secondary sales of RMBS we have issued in past periods, yields for RMBS issued by government sponsored enterprises, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued RMBS transactions, interest rates, and prepayment speeds (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

For loans valued based on an exit to the whole loan market, significant inputs in the valuation analysis are predominantly Level 3 in nature. Relevant market indicators that are factored into the analyses include prices on recent sales of our own whole loans, indexed swap yields, interest rates, prepayment speeds, and loss severities (Level 3). These assets would generally decrease in value based upon an increase in the loss severity assumption and would generally increase in value if the loss severity assumption were to decrease.

Commercial loans

Estimated fair values for commercial mezzanine loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics. A decrease in these unobservable inputs will reduce the fair value of the commercial loans.

Estimated fair values for commercial senior mortgage loans are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include third-party CMBS sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3).

Real estate securities

Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored into the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The fair value of our securities would generally decrease in value based upon an increase in serious delinquencies. Conversely, the fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2013, we received dealer price indications on 75% of our securities. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 1% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Derivative assets and liabilities

Our derivative instruments include interest rate agreements, TBAs, and financial futures. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for interest rate agreements require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs for interest rate agreements can generally be verified and model selection does not involve significant management judgment (Level 2).

For other derivatives, valuations are based on various factors such as liquidity, bid/offer spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At March 31, 2013 and December 31, 2012, we had no Level 3 derivatives.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values (Level 1).

Restricted cash

Restricted cash primarily includes interest-earning cash balances at consolidated Sequoia entities and at the Residential Resecuritization and Commercial Securitization entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).

Accrued interest receivable and payable

Accrued interest receivable and payable includes interest due on our assets and payable on our liabilities. Due to the short-term nature of when these interest payments will be received or paid, fair values approximate carrying values (Level 1).

MSRs

MSRs include the rights to service mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the fair value of the MSRs and alternatively, a decrease in these inputs will increase the values of the MSRs. Additionally, if prepayments occur at a rate greater than our estimate, the fair value of the MSRs will decrease accordingly.

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

ABS issued

ABS issued includes asset-backed securities issued through the Sequoia, Residential Resecuritization, and Commercial Securitization entities. These instruments are illiquid in nature and trade infrequently, if at all. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include dealer price indications to the extent available, bid/ask spreads, external spreads, collateral credit losses, interest rates, default rates, loss severities, and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally increase in value based upon a decrease in default rates and would generally decrease in value if the prepayment rate or credit support input were to decrease.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

As part of our ABS issued valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at March 31, 2013, we received dealer price indications on 39% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 1% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Commercial borrowings

Commercial borrowings include our commercial loan repurchase agreement that matures in more than one year. Fair values approximate carrying values (Level 1).

Convertible notes

Convertible notes include unsecured convertible senior notes. Fair values are determined using quoted prices in active markets (Level 1).

Other long-term debt

Other long-term debt includes trust preferred securities and subordinated notes. Estimated fair values are determined using discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the three months ended March 31, 2013, we purchased $2.54 billion (principal balance) of residential loans primarily in connection with our Sequoia securitization program, for which we elected the fair value option. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2013 and December 31, 2012.

March 31, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$830,246	$-	$830,246
Lower of cost or fair value	1,707	-	1,707
Held-for-investment	-	2,133,254	2,133,254

Total Residential Loans	$831,953	$2,133,254	$2,965,207

December 31, 2012 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$553,576	$-	$553,576
Lower of cost or fair value	9,082	-	9,082
Held-for-investment	-	2,272,812	2,272,812

Total Residential Loans	$562,658	$2,272,812	$2,835,470

We do not currently service any residential loans, although at March 31, 2013, we did own MSRs that provided us with the rights to service $799 million (principal balance) of consolidated residential loans purchased from third-party originators.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At March 31, 2013, there were 1,054 residential loans at fair value, with an aggregate outstanding principal balance of $813 million and an aggregate fair value of $830 million. During the three months ended March 31, 2013, we recorded $35 million of positive valuation adjustments on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2012, there were 685 residential loans at fair value, with an aggregate outstanding principal balance of $533 million and an aggregate fair value of $554 million.

Residential Loans at Lower of Cost or Fair Value

At March 31, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2012, there were 17 residential loans at lower of cost or fair value with $10 million in outstanding principal balance and a carrying value of $9 million. During the three months ended March 31, 2013 and 2012, we recorded valuation adjustments for residential loans held-for-sale of positive $40 thousand and positive $93 thousand, respectively.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at March 31, 2013 and December 31, 2012. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$2,140,769	$2,278,069
Unamortized premium, net	21,549	23,247

Recorded investment	2,162,318	2,301,316
Allowance for loan losses	(29,064)	(28,504)

Carrying Value	$2,133,254	$2,272,812

Of the $2.14 billion of principal balance and $22 million of unamortized premium on loans held-for-investment at March 31, 2013, $884 million of principal balance and $14 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the three months ended March 31, 2013, 3% of these residential loans prepaid and we amortized 8% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.26 billion and the unamortized premium was $7 million. During the three months ended March 31, 2013, 8% of these loans prepaid and we amortized 5% of the premium.

Of the $2.28 billion of principal balance and $23 million of unamortized premium on loans held-for-investment at December 31, 2012, $912 million of principal balance and $16 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal balance was $1.37 billion and the unamortized premium was $8 million.

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at March 31, 2013, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at March 31, 2013 was 65%. The weighted average FICO score for the borrowers of these loans was 736 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at March 31, 2013 and December 31, 2012, organized by year of origination.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

(In Thousands)	March 31, 2013	December 31, 2012
2003 & Earlier	$1,086,936	$1,131,200
2004	559,216	569,379
2005	67,847	71,792
2006	161,216	164,333
2007	-	-
2008	-	-
2009	48,334	58,628
2010	150,394	197,964
2011	88,375	108,020

Total Recorded Investment	$2,162,318	$2,301,316

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In Thousands)	2013	2012
Balance at beginning of period	$28,504	$66,881
Charge-offs, net	(795)	(3,148)
Provision for loan losses	1,355	-
Deconsolidation adjustment	-	(4,578)

Balance at End of Period	$29,064	$59,155

During the three months ended March 31, 2013 and 2012, there were $1 million and $3 million of charge-offs of residential loans, respectively, that reduced our allowance for loan losses. These charge-offs arose from $2 million and $10 million of defaulted loan principal, respectively.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$2,134,045	$2,272,104
Recorded investment	2,155,746	2,295,471
Related allowance	28,367	27,891

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at March 31, 2013 and December 31, 2012.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
March 31, 2013	$37,971	$14,815	$68,396	$2,034,564	$2,155,746
December 31, 2012	29,345	17,593	62,937	2,185,596	2,295,471

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the three months ended March 31, 2013 and 2012, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
TDRs
Number of modifications	3	4
Pre-modification outstanding recorded investment	$764	$1,713
Post-modification outstanding recorded investment	796	1,799
Loan modification effect on net interest income after provision and other MVA	(169)	(479)

TDRs that Subsequently Defaulted
Number of modifications	2	1
Recorded investment	$409	$606

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended March 31, 2013 and 2012, was $6 million and $15 million, respectively. For the three months ended March 31, 2013 and 2012, we recorded interest income of $11 thousand and $110 thousand, respectively, on individually impaired loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$6,724	$5,965
Recorded investment	6,572	5,845
Related allowance	697	613

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at March 31, 2013 and December 31, 2012.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
March 31, 2013	$406	$641	$157	$5,368	$6,572
December 31, 2012	160	645	-	5,040	5,845

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Held-for-sale	$73,780	$8,500
Held-for-investment	327,658	304,510

Total Commercial Loans	$401,438	$313,010

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At March 31, 2013, there were six senior commercial loans held-for-sale with $74 million in outstanding principal balance and a lower of cost or fair value of $74 million. During the three months ended March 31, 2013 and 2012, we did not record a valuation adjustment. At December 31, 2012, there was one senior commercial loan held-for-sale with $9 million in outstanding principal balance and a lower of cost or fair value of $9 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through March 31, 2013, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$335,448	$312,400
Unamortized discount, net	(3,021)	(3,806)

Recorded investment	332,427	308,594
Allowance for loan losses	(4,769)	(4,084)

Carrying Value	$327,658	$304,510

At March 31, 2013, there were 42 commercial loans held-for-investment with an outstanding principal balance of $335 million and a carrying value of $328 million. Of the $332 million of recorded investment in commercial loans held-for-investment at March 31, 2013, 10% was originated in 2013, 48% was originated in 2012, 36% was originated in 2011, and 6% was originated in 2010. At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. Of the $309 million of recorded investment in commercial loans held-for-investment at March 31, 2012, 53% was originated in 2012, 38% was originated in 2011, 9% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In Thousands)	2013	2012
Balance at beginning of period	$4,084	$608
Charge-offs, net	-	-
Provision for loan losses	685	274

Balance at End of Period	$4,769	$882

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At March 31, 2013 and December 31, 2012, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$335,448	$312,400
Recorded investment	332,427	308,594
Related allowance	4,769	4,084

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment at either March 31, 2013 or December 31, 2012.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by collateral type at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Residential	$1,230,528	$1,094,684
Commercial	-	14,069

Total Real Estate Securities	$1,230,528	$1,108,753

Our residential securities are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and classify them as trading securities. At March 31, 2013, our trading securities were comprised of $77 million of interest-only securities, for which there is no principal balance, and $261 thousand of residential subordinate securities. The unpaid principal balance of residential subordinate securities classified as trading was $12 million at both March 31, 2013 and December 31, 2012. The following table presents trading securities by collateral type at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Senior Securities
Residential prime	$55,289	$10,409
Residential non-prime	21,582	22,134

Total Senior Securities	76,871	32,543

Subordinate Securities
Residential prime	441	468
Residential non-prime	157	161

Total Subordinate Securities	598	629

Total Trading Securities	$77,469	$33,172

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Senior Securities
Residential prime	$447,314	$466,523
Residential non-prime	240,424	245,266

Total Senior Securities	687,738	711,789

Re-REMIC Securities	163,437	163,035

Subordinate Securities
Residential prime	299,600	184,528
Residential non-prime	2,284	2,160
Commercial	-	14,069

Total Subordinate Securities	301,884	200,757

Total AFS Securities	$1,153,059	$1,075,581

Of the senior securities shown above at March 31, 2013 and December 31, 2012, $167 million and $172 million, respectively, of prime securities, and $149 million and $152 million, respectively, of non-prime securities were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

At March 31, 2013, there were $4 thousand of AFS residential securities with contractual maturities less than five years, $3 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

During the three months ended March 31, 2013, we sold all of our commercial AFS securities, resulting in a realized gain of $12 million. The following table presents the components of carrying value (which equals fair value) of residential AFS securities at March 31, 2013 and December 31, 2012.

Carrying Value of Residential AFS Securities

(In Thousands)	March 31, 2013	December 31, 2012
Principal balance	$1,380,714	$1,277,401
Credit reserve	(185,788)	(187,032)
Unamortized discount, net	(225,470)	(203,421)

Amortized cost	969,456	886,948
Gross unrealized gains	185,760	176,929
Gross unrealized losses	(2,157)	(2,365)

Carrying Value	$1,153,059	$1,061,512

The following table presents the changes for the three months ended March 31, 2013, of the unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended March 31, 2013
	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net
Beginning balance	$187,032	$203,421
Amortization of net discount	-	(7,694)
Realized credit losses	(7,848)	-
Acquisitions	-	36,323
Sales, calls, other	-	-
Impairments	24	-
Transfers to (release of) credit reserves	6,580	(6,580)

Ending Balance	$185,788	$225,470

Credit Characteristics of Residential AFS Securities

Of the $186 million of credit reserve on our residential securities at March 31, 2013, $46 million was related to residential senior securities, $51 million was related to residential re-REMIC securities, and $89 million was related to residential subordinate securities. The loans underlying our $447 million of prime residential senior securities totaled $9 billion at March 31, 2013, and the loans underlying our $240 million of non-prime residential senior securities totaled $4 billion. Serious delinquencies on loans underlying our senior securities at March 31, 2013, were 10.38% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $5 billion at March 31, 2013, and consisted of $5 billion prime and $112 million non-prime credit quality collateral at time of origination. Serious delinquencies on loans underlying our re-REMIC securities at March 31, 2013, were 9.54% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $16 billion at March 31, 2013, and consisted of $15 billion prime and $1 billion non-prime credit quality at time of origination. Serious delinquencies on loans underlying our subordinate securities at March 31, 2013, were 4.65% of outstanding principal balances.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2013 and December 31, 2012.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
March 31, 2013	$118,272	$(758)	$117,514	$16,161	$(1,399)	$14,762
December 31, 2012	22,803	(293)	22,510	26,729	(2,072)	24,657

At March 31, 2013, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 286 AFS securities, of which 29 were in an unrealized loss position and 10 were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2012, our consolidated balance sheet included 284 AFS securities, of which 22 were in an unrealized loss position and 14 were in a continuous unrealized loss position for twelve consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at March 31, 2013.

Significant Valuation Assumptions

Range for Securities
March 31, 2013	Prime	Non-prime
Prepayment rates	4 - 50%	3 - 10%
Loss severity	22 - 59%	30 - 60%
Projected losses	0 - 25%	7 - 44%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at March 31, 2013 and 2012. The balance of the credit component of OTTI at March 31, 2013 and 2012, includes all market valuation adjustments recorded through the income statement for securities still held on our balance sheet at March 31, 2013 and 2012, as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2013	2012
Balance at beginning of period	$50,852	$78,126
Additions
Initial credit impairments	-	106
Subsequent credit impairments	-	-
Reductions
Securities sold, or expected to sell	-	-
Securities with no outstanding principal at period end	(5,241)	(4,534)

Balance at End of Period	$45,611	$73,698

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

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In Thousands)	2013	2012
Gross realized gains - sales	$12,038	$7,784
Gross realized gains - calls	-	114
Gross realized losses - sales	-	(1,600)
Gross realized losses - calls	-	-

Total Realized Gains on Sales and Calls of AFS Securities, net	$12,038	$6,298

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by Redwood at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$1,326	$235,000	$739	$147,000
TBAs	3	13,000	-	-
Swaptions	2,155	650,000	2,233	575,000

Total Assets	$3,484	$898,000	$2,972	$722,000

Liabilities - Cash Flow Hedges
Interest rate swaps	$(41,146)	$139,500	$(48,581)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(2,802)	445,500	(1,893)	357,500
TBAs	(75)	40,000	-	-
Futures	(589)	216,000	(607)	234,000

Total Liabilities	$(44,612)	$841,000	$(51,081)	$731,000

Total Derivative
Financial Instruments, Net	$(41,128)	$1,739,000	$(48,109)	$1,453,000

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire, at March 31, 2013, we were party to interest rate agreements with an aggregate notional amount of $1.3 billion, TBA contracts sold with an aggregate notional amount of $53 million and financial futures contracts with an aggregate notional amount of $216 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans were positive $1 million and negative $3 million for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and 2012, these cash flow hedges increased in value by $7 million and $13 million, respectively, which was recorded as an increase to accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $41 million and $48 million at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, we reclassified $88 thousand and $1 million, respectively, of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2013 and 2012.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net interest expense on cash flow interest rate agreements	$(1,464)	$(1,516)
Realized expense due to ineffective portion of hedges	-	(39)
Realized net losses reclassified from other comprehensive income	(88)	(1,036)

Total Interest Expense	$(1,552)	$(2,591)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At March 31, 2013, we assessed this risk as remote and did not record a specific valuation adjustment.

At March 31, 2013, we had outstanding derivative agreements with seven bank counterparties and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 10. Other Assets

Other assets at March 31, 2013 and December 31, 2012, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2013	December 31, 2012
Margin receivable	$50,699	$63,424
MSRs	18,123	5,315
Other pledged collateral	5,000	-
REO	3,958	4,245
Income tax receivables	3,428	4,762
Prepaid expenses	1,575	1,684
Investment receivable	1,032	153
Fixed assets and leasehold improvements	602	494
Other	1,188	618

Total Other Assets	$85,605	$80,695

At March 31, 2013, income tax receivable consisted of a federal carry back claim from RWT Holdings, Inc., a taxable REIT subsidiary, related to previous tax years. This amount was received in full subsequent to quarter end.

REO consists of foreclosed properties received in satisfaction of defaulted real estate loans. The carrying value of REO at March 31, 2013, was $4 million, which includes the net effect of $1 million related to transfers into REO during the first quarter of 2013, offset by $1 million of REO liquidations, and less than $1 million of negative market valuation adjustments. At March 31, 2013 and December 31, 2012, there were 25 and 24 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities. Properties located in Florida, Georgia, Michigan, Ohio, Pennsylvania, Illinois, and Montana accounted for 96% of our REO properties at March 31, 2013.

Margin receivable resulted from margin calls from our swap, master repurchase agreement, and warehouse facility counterparties that required us to post collateral.

See Note 17 for additional information on MSRs.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2013, we had outstanding agreements with 10 bank counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The table below summarizes the facilities that are available to us and the balances of short-term debt at March 31, 2013 and December 31, 2012, by the type of collateral securing the debt.

	March 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$350,881	$1,350,000	7/2013 - 1/2014
Real estate securities	6	370,433	-	4/2013 - 6/2013

Total	10	$721,314

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 11. Short-Term Debt — (continued)

	December 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$179,982	$800,000	1/2013 - 11/2013
Real estate securities	7	371,936	-	1/2013 - 3/2013

Total	11	$551,918

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2013, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans and real estate securities pledged as collateral was $399 million and $481 million, respectively, at March 31, 2013. For the three months ended March 31, 2013 and 2012, the average balance of short-term debt was $854 million and $362 million, respectively. At March 31, 2013 and December 31, 2012, accrued interest payable on short-term debt was $1 million.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$350,881	1.74%	193	$179,982	1.76%	212
Real estate securities collateral	370,433	1.76%	23	371,936	1.83%	23

Total Short-Term Debt	$721,314	1.75%	105	$551,918	1.81%	84

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at March 31, 2013 and December 31, 2012.

(In Thousands)	March 31, 2013	December 31, 2012
Within 30 days	$355,538	$362,279
31 to 90 days	14,895	48,848
Over 90 days	350,881	140,791

Total Short-Term Debt	$721,314	$551,918

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

March 31, 2013

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

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

The carrying value of ABS issued by consolidated securitization entities we sponsored at March 31, 2013 and December 31, 2012, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$2,070,383	$149,260	$159,616	$2,379,259
Interest-only certificates	6,117	-	-	6,117
Unamortized premium	847	-	-	847
Unamortized discount	(21,699)	-	-	(21,699)

Total ABS Issued	$2,055,648	$149,260	$159,616	$2,364,524

Range of weighted average interest rates, by series	0.40% to 4.18%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2012
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$2,207,851	$164,746	$171,714	$2,544,311
Interest-only certificates	7,769	-	-	7,769
Unamortized premium	921	-	-	921
Unamortized discount	(23,060)	-	-	(23,060)

Total ABS Issued	$2,193,481	$164,746	$171,714	$2,529,941

Range of weighted average interest rates, by series	0.41% to 4.16%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2013, $2.32 billion of ABS issued ($2.34 billion principal balance) had contractual maturities of over five years and $43 million of ABS issued ($43 million principal balance) had contractual maturities of one to five years. Amortization of deferred ABS issuance costs was $1 million and less than $1 million for the three months ended March 31, 2013 and 2012, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

The following table summarizes the accrued interest payable on ABS issued at March 31, 2013 and December 31, 2012. Interest due on consolidated ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2013	December 31, 2012
Sequoia	$1,761	$2,103
Residential Resecuritization	46	40
Commercial Securitization	748	832

Total Accrued Interest Payable on ABS Issued	$2,555	$2,975

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2013 and December 31, 2012.

Collateral for Asset-Backed Securities Issued

	March 31, 2013
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$2,133,254	$-	$-	$2,133,254
Commercial loans	-	-	271,110	271,110
Real estate securities	-	315,847	-	315,847
Restricted cash	156	-	134	290
Accrued interest receivable	3,877	795	2,018	6,690
REO	3,958	-	-	3,958

Total Collateral for ABS Issued	$2,141,245	$316,642	$273,262	$2,731,149

	December 31, 2012
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$2,272,812	$-	$-	$2,272,812
Commercial loans	-	-	283,610	283,610
Real estate securities	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
REO	4,245	-	-	4,245

Total Collateral for ABS Issued	$2,281,688	$325,445	$285,879	$2,893,012

Note 13. Long-Term Debt

Commercial Borrowings

At March 31, 2013, we had one commercial loan repurchase facility with an outstanding balance of $17 million and a total borrowing limit of $150 million, with a remaining maturity of 30 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the three months ended March 31, 2013, the average balance of this commercial borrowing was $6 million. The fair value of commercial loans pledged as collateral was $27 million at March 31, 2013. The interest expense yield on this borrowing was 5.93% for the three months ended March 31, 2013. There was no balance on this warehouse facility at December 31, 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 13. Long-Term Debt — (continued)

At March 31, 2013, we were in compliance with all of the covenants related to our commercial loan repurchase facility. Further information about the financial covenants under this facility is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Convertible Notes

In March 2013, we issued in a public offering $287.5 million principal amount of our 4.625% convertible senior notes due 2018. These convertibles notes require semi-annual interest distributions at a fixed coupon rate equal of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. The interest expense yield on our convertibles notes was 5.35% for the three months ended March 31, 2013. At March 31, 2013, the accrued interest payable balance on this debt was less than $1 million.

Our convertible senior notes are convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes at March 31, 2013 (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares our common stock.

Trust Preferred Securities and Subordinated Notes

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the securities are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.63% and 2.86% for the three months ended March 31, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.86% and 6.88% for the three months ended March 31, 2013 and 2012, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.63% and 2.86% for the three months ended March 31, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.86% and 6.88% for the three months ended March 31, 2013 and 2012, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both March 31, 2013 and December 31, 2012, the accrued interest payable balance on this long-term debt was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At March 31, 2013, we were obligated under three non-cancelable operating leases with expiration dates through 2020 for $11 million. In the first quarter of 2013, we entered into a new lease for our Denver-based operations that will become effective in the second quarter of 2013. The 2013 rent obligation for this lease is $0.2 million and the total rent obligation through 2020 is $2 million. Operating lease expense was less than $1 million for both the three months ended March 31, 2013 and 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

The following table presents our future lease commitments at March 31, 2013.

Future Lease Commitments by Year

(In Thousands)	March 31, 2013
2013 (nine months)	$1,514
2014	2,074
2015	2,035
2016	1,783
2017	1,832
2018 and thereafter	1,491

Total	$10,729

Leasehold improvements for our offices are amortized into expense over the lease term. There were no unamortized leasehold improvements at March 31, 2013. For the three months ended March 31, 2012, we recognized leasehold amortization expense of $1 million.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2013, the FHLB-Seattle has received approximately $112 million of principal and $10.9 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of March 31, 2013, Schwab has received approximately $12.5 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at March 31, 2013, the FHLB Chicago has received approximately $69 million of principal and $23 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at March 31, 2013, the FHLB Chicago has received approximately $248 million of principal and $79 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 15. Equity

The following table provides a summary of changes to stockholders’ equity for the three months ended March 31, 2013.

Stockholders’ Equity

(In Thousands)	Three Months Ended March 31, 2013
Balance at beginning of period	$1,140,164
Net income	60,610
Unrealized gains on securities and derivatives, net	4,551
Other changes in equity, net	6,024
Distributions to shareholders	(23,564)

Balance at End of Period	$1,187,785

The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2013.

Changes in Accumulated Other Comprehensive Income by Component

Three Months Ended March 31, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,580	$(48,248)
Other comprehensive income before reclassifications	9,030	7,440
Amounts reclassified from other accumulated comprehensive income	(12,007)	88
Net current-period other comprehensive income	(2,977)	7,528

Balance at End of Period	$183,603	$(40,720)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 15. Equity — (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2013.

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended March 31, 2013

(In Thousands)	Affected line item in the statement where net income is presented	Amount reclassified from accumulated other comprehensive income
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$9
Gain on sale of AFS securities	Realized gains, net	(12,016)
Loss on sale of AFS securities	Realized gains, net	-

		$(12,007)

Net realized gains (losses) on interest rate agreements desingated as cash flow hedges
Amortization of deferred gain	Interest expense	$88
Hedge ineffectiveness	Interest expense	-

		$88

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2013 and 2012.

Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2013	2012
Basic Earnings Per Common Share:
Net income attributable to Redwood	$60,610	$30,463
Less: Dividends and undistributed earnings allocated to participating securities	(1,978)	(999)

Net income allocated to common shareholders	$58,632	$29,464

Basic weighted average common shares outstanding	81,556,880	78,397,359
Basic Earnings Per Common Share	$0.72	$0.38

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$60,610	$30,463
Less: Dividends and undistributed earnings allocated to participating securities	(1,346)	(815)
Add back: Interest expense on convertible notes	923	-

Net income allocated to common shareholders	$60,187	$29,648

Weighted average common shares outstanding	81,556,880	78,397,359
Net effect of dilutive equity awards	2,371,548	1,494,654
Net effect of assumed convertible notes conversion to common shares	3,416,241	-

Diluted weighted average common shares outstanding	87,344,669	79,892,013

Diluted Earnings Per Common Share	$0.69	$0.37

For the three months ended March 31, 2013 and 2012, there were 2,371,548 and 1,494,654 of dilutive equity awards, respectively, determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Assuming the conversion of convertible notes to common shares, there were an additional 3,416,241 dilutive common shares outstanding for the period ending March 31, 2013. For the three months ended March 31, 2013 and 2012, the number of outstanding equity awards that were antidilutive totaled 287,431 and 456,242, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2013, there were no shares acquired under the plan. At March 31, 2013, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 16. Equity Compensation Plans

At March 31, 2013 and December 31, 2012, 533,863 and 666,610 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $20 million at March 31, 2013, as shown in the following table.

	Three Months Ended March 31, 2013
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,822	$13,378	$6,484	$-	$21,684
Equity grants	-	18	275	-	217	510
Equity grant forfeitures	-	(15)	-	-	-	(15)
Equity compensation expense	-	(194)	(1,413)	(826)	(54)	(2,487)

Unrecognized Compensation Cost at End of Period	$-	$1,631	$12,240	$5,658	$163	$19,692

At March 31, 2013, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At March 31, 2013 and December 31, 2012, there were 287,297 and 287,516 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2013. For both the three months ended March 31, 2013 and 2012, there were no stock options exercised. For the three months ended March 31, 2013, 219 stock options expired.

Restricted Stock

At March 31, 2013 and December 31, 2012, there were 140,233 and 190,088 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2017. There were no restricted stock awards granted during the three months ended March 31, 2013.

Deferred Stock Units

At March 31, 2013 and December 31, 2012, there were 2,563,068 and 2,361,285 DSUs outstanding, respectively, of which 1,525,197 and 1,119,753, respectively, had vested. There were 201,783 DSUs granted during the three months ended March 31, 2013. During the three months ended March 31, 2013, there were no DSUs forfeited related to employee departures. During the three months ended March 31, 2013, there were no DSU distributions or cash distributions to participants in the EDCP. Unvested DSUs at March 31, 2013 vest through 2017.

Performance Stock Units

At both March 31, 2013 and December 31, 2012, there were 837,737 PSUs outstanding, none of which had vested. These PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2013 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of these PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 16. Equity Compensation Plans — (continued)

Employee Stock Purchase Plan

The ESPP allows a maximum of 300,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2013 and December 31, 2012, 216,353 and 207,031 shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statement for the three months ended March 31, 2013 and 2012.

Components of Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2013	2012
Income from MSRs, net:
Income	$851	$14
Late charges	7	-
Cost of sub-servicer	(178)	(4)

Income from MSRs, net:	680	10

Changes in fair value of:
Residential loans, at fair value	34,763	-
MSRs	342	(17)
Risk management derivatives (1)	1,022	(3,056)

Net market valuation adjustments	36,127	(3,073)

Net gains on residential loan sales	107	7,365
Net gains on commercial loan originations	40	-
Net gains on commercial loan sales	7,138	-

Mortgage Banking Activities, Net	$44,092	$4,302

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

Mortgage Servicing Rights

During the three months ended March 31, 2013, we transferred an aggregate $2.24 billion (principal balance) of residential loans to four Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three months ended March 31, 2013, we recorded MSRs of $12 million at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $1.56 billion of loans transferred (original principal balance) to these securitizations or sold to third parties. At March 31, 2013, the principal balance of the loans underlying our MSRs was $2.47 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 17. Mortgage Banking Activities — (continued)

We contract with a licensed sub-servicer to perform all servicing functions for loans underlying our MSRs. The following table presents activity for MSRs for the three months ended March 31, 2013 and 2012.

MSR Activity

	Three Months Ended March 31,
(In Thousands)	2013	2012
Balance at beginning of period	$5,315	$-
Additions	12,466	1,579
Changes in fair value due to:
Changes in assumptions (1)	806	-
Other changes (2)	(464)	(17)

Balance at End of Period	$18,123	$1,562

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.

(2)	Reflects the impact of MSR-related cash flows received during the period.

Note 18. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2013 and 2012 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2013	2012
Fixed compensation expense	$5,691	$5,035
Variable compensation expense	4,837	2,594
Equity compensation expense	2,487	2,176

Total compensation expense	13,015	9,805
Accounting and legal	2,248	1,117
Systems and consulting	1,741	1,181
Office costs	1,297	1,741
Other operating expenses	1,296	790

Total Operating Expenses	$19,597	$14,634

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 19. Taxes

For the three months ended March 31, 2013 and 2012, we recognized a provision for income taxes of $11 million and less than $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2013 and 2012.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2013	March 31, 2012
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(16.6) %	(27.2) %
Dividends paid deduction	(9.3) %	(14.0) %

Effective Tax Rate	15.3%	-

We assessed our tax positions for all open tax years (Federal — years 2009 to 2012, State — years 2008 to 2012) and, at March 31, 2013 and December 31, 2012, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

Note 20. Subsequent Events

At March 31, 2013, we had identified for purchase $2.19 billion of residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since March 31, 2013, and through May 3, 2013, $1.01 billion of these loans closed and were purchased by us. During April 2013, we transferred $233 million of these purchased loans to Sequoia entities in connection with the consummation of two Sequoia securitization transactions. We expect the purchase of an additional amount of these loans to occur during the second quarter of 2013, subject to loan availability and delivery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries (“Redwood,” “we,” or “us”), is an internally-managed operating company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”).

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto, and the supplemental financial information, which are included in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature (i) statements we make regarding Redwood’s future business strategy and strategic focus, including our belief that our long-term business strategy is working and our statement about the three big business assumptions that continue to drive our business strategy in 2013 – namely, that the federal government will eventually reduce its outsized role in the mortgage market, that new bank regulation and legacy bank portfolio issues will open up an opportunity for independent mortgage companies, and that traditional institutional investors in triple-A securities will return to the market; (ii) statements we make regarding our expectations and outlook for residential loan sale margins, including our statement that we now expect that for the remainder of 2013 these residential loan sale margins will average much closer to the high end of our previously disclosed long-term expected range of 25 to 50 basis points; (iii) statements we make regarding yield spreads (or premiums) relating to triple-A rated residential mortgage-backed securities (RMBS), including that tighter spreads (lower premiums) are better for the margins we earn from completing Sequoia residential loan securitizations and wider spreads are worse for these margins; (iv) statements describing and relating to our goals for 2013, including that we are on track to meet or exceed our operational goals for 2013, that based on our current run rate we are now planning to acquire up to $8 billion of jumbo loans in 2013, and that our goal for 2013 is to originate and sell $1 billion of senior commercial loans; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2013, during April 2013, at March 31, 2013, and at April 30, 2013; (vi) statements relating to our future investment strategy and future investment activity, including, without limitation, that over time we expect that investments created through our Sequoia program or other mortgage banking activities, as well as through the acquisition of newly issued subordinate securities from third-party securitization sponsors, will replace the senior residential securities in our investment portfolio; (vii) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity to be approximately $300 million) and our statement that we believe this level of investment capacity should be sufficient to sustain our capital needs well into the year of 2013; (viii) statements relating to our competitive position and our ability to compete in the future; (ix) statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial business activity; (x) statements relating to our expectations regarding future interest income and net interest income, future earnings, future gains, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; (xi) statements regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xii) statements relating to our expectation that we will start acquiring Agency conforming residential mortgage loans by the end of 2013; (xiii) statements relating to our expectations regarding the size of our future investment in mortgage servicing rights (MSRs) and the attractiveness of MSR valuations and that net servicing fees will increase over time and become an increasingly larger contributor to earnings; and (xv) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $105 million of credit losses on residential securities we currently own).

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

Our residential mortgage banking activities primarily consist of operating a residential mortgage loan conduit – i.e., the acquisition of residential mortgage loans, which we also refer to as residential loans, from third-party originators and the subsequent sale or securitization of those loans. Most of the residential loans we acquire are securitized through our Sequoia securitization program. The process of sponsoring a Sequoia securitization begins with the acquisition, on a loan-by-loan basis (or flow basis), of residential loans originated by banks and mortgage companies located throughout the U.S., periodically augmented by our acquisition of larger pools of residential loans (or bulk acquisitions) that may be available for purchase from other participants in the capital markets for residential loan finance. Our acquisition and accumulation of these loans for securitization is generally funded with equity and short-term debt. Once a sufficient amount of residential loans has been accumulated for securitization, we pool and transfer those loans to a Sequoia securitization entity, establish a financial structure for the securitization, and the Sequoia securitization entity then issues senior and subordinate residential mortgage-backed securities (“RMBS” or “residential securities”) collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities, or those interests that generally have the first right to cash flows and are generally last to absorb losses, are generally issued to third parties we refer to as “senior investors” or “triple-A investors,” while some or all of the remaining subordinate securities, or those interests that generally have the last right to cash flows and are generally first in line to absorb losses, are generally retained by us and held for investment at our REIT. From time to time, we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans. We may also retain mortgage servicing rights (“MSRs”) associated with residential loans transferred to a Sequoia securitization entity. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. The MSR owner may also be obligated to fund advances of principal and interest payments due to a third party owner of the loan (including, for example, a securitization trust), but not received on schedule from the loan borrower. We do not originate or directly service residential loans. Residential loans for which we own the MSR are directly serviced by a sub-servicer we retain.

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

Business Update — First Quarter 2013

Our performance during the first quarter of 2013 was positive for the Redwood franchise. Our residential and commercial mortgage banking activities yielded strong results and we are currently on track to meet or exceed our operational goals for 2013. We feel especially positive about the pace and quality of the investments we are making through our residential platform. From a strategic standpoint, we remain encouraged by the overall development of our competitive position and the flexibility we have built into our business.

Recent headlines pertaining to our business have described the issue of widening spreads for RMBS. This issue is part of the larger subject of market prices for RMBS and the margins we earn from completing Sequoia residential loan securitizations. We have historically not provided overly-specific views on expected near-term margins for our upcoming residential loan sales (including sales through Sequoia securitizations), especially given the presence of market volatility that we believe is normal for a re-emerging market such as RMBS and which does not affect our long-term outlook for our business. That said, we felt it was appropriate to provide detail on this subject given the recent volatility we have observed in benchmark rates and triple-A RMBS spreads.

Triple-A RMBS are priced to the yield spread (or premium) desired by market participants above certain benchmark rates, such as risk free Treasury rates, agency RMBS rates, or interest rate swaps. Generally speaking, tighter spreads (lower premiums) are better for the margins we earn from completing Sequoia residential loan securitizations and, conversely, wider spreads are worse for these margins. We saw spreads begin to show signs of widening in mid-February, and then widen further in the middle of March, with the trend continuing through April. We believe the primary factors impacting RMBS spreads during this time were rising benchmark rates, a more conservative overall attitude towards investment risk in the market, relative value concerns and a supply and demand imbalance. Prior to this recent widening, spreads on our triple-A RMBS had tightened dramatically in the prior 12 months, to the point where certain other investments offered a compelling return on a relative basis. In addition, new issue Sequoia bonds as well as bonds of other competing issuers all reached the market at approximately the same time and a supply and demand imbalance initiated a correction in RMBS spread levels. Regarding the two other issuers of jumbo RMBS transactions in the first quarter of 2013, while competition presents challenges in the long-run, overall, we think additional issuers will help to restore liquidity in the RMBS market.

In summary, we expect our residential loan sale margins to decline from the extraordinarily high levels we realized in the fourth quarter of 2012 and much of the first quarter of 2013, due to the recent pullback in prices for triple-A rated RMBS. We now expect that for the remainder of 2013 our residential loan sale margins will average much closer to the high end of our previously disclosed long-term expected range of 25 to 50 basis points.

We attempt to manage residential loan sale margins through the daily pricing we offer our loan sellers as well as through the management of our interest rate exposure with respect to loans that we plan to purchase and hold for securitization, but ultimately we cannot control the yields investors in our Sequoia securitizations will require at any given time for newly issued triple-A RMBS. On the other hand, even though many industry participants associate us with our Sequoia private-label RMBS platform, our ability to profit from the sale of prime jumbo loans is not limited to securitizations. Our platform also supports the bulk sale of residential whole loans, and in 2013, we are taking a “best execution” sales approach between these two distribution strategies. We believe this will help us to better manage our expected margins on loan sales as we ride out the latest wave of RMBS market volatility. We also continue to see our residential loan acquisition volumes rise, as a result of the expansion of our residential loan platform. We had previously stated that one of our residential goals was to acquire and securitize $7 billion of jumbo loans in 2013. We acquired $2.6 billion of residential loans in the first quarter of 2013 and continued to expand our seller base, so based on our current run rate we are now planning to acquire up to $8 billion of jumbo loans in 2013.

To reach our potential, we are focusing significant attention on building out our new Denver operations center, which will eventually house most facets of our residential operations. We are mindful of the challenges represented by strong growth and new business initiatives, and we are spending the appropriate time and energy that we believe will be necessary to properly manage the process. As we expand our residential operations, we must ensure that our systems, processes, controls, and, above all, employees continue to meet the highest standards. It was a similar up-front investment in our infrastructure in 2010 that positioned us for our current success in accumulating jumbo residential loans on a flow basis and creating our own RMBS and MSR investments. Our Denver expansion is the next step towards unlocking the full potential of our residential platform. To that end, we believe that our Denver expansion will position us to begin acquiring “conforming” loans that meet the eligibility criteria of Fannie Mae and Freddie Mac (the “Agencies” or “GSEs”). If we can successfully accumulate and sell conforming loans to the GSEs, we not only expect to earn fees from the sale of conforming loans to the Agencies but also plan to build a significant investment in MSRs associated with these conforming loan sales at a time when we believe MSR valuations are attractive given the current interest rate environment. Moving towards this goal, during the first quarter, we obtained approval to sell conforming-balance loans to Freddie Mac and we are working to obtain similar approval from Fannie Mae with the expectation to start acquiring Agency conforming loans by the end of the year.

Our commercial team continues to execute on our strategic plan and also contributed to our strong performance in the first quarter of 2013. Our senior loan origination and sales initiative, which began in the second half of 2012 and accelerated in the first quarter of 2013, has resulted in significant volume for our commercial platform and growth in fee income. Our focus on senior loans is intended to boost our return on equity capital and complement our investment activity in commercial mezzanine loans.

We still have a lot of work to do in building out our residential and commercial platforms, and we are not resting on a few good quarters of performance, especially given the recent volatility in the RMBS market. But we believe our long-term business strategy is working. The three big business assumptions we made when establishing our long-term business strategy – that the federal government will eventually reduce its outsized role in the mortgage market; that new bank regulation and legacy bank portfolio issues will open up an opportunity for independent mortgage companies; and that traditional institutional investors in triple-A securities will return to the market – continue to drive our business strategy in 2013.

Financial Results – Fourth Quarter 2012

Our business generated strong operating and financial metrics for the first quarter of 2013. Quarterly highlights include the following:

•	We earned $0.69 per share for the first quarter of 2013, of which $0.28 per share was distributed as dividends to shareholders and $0.41 per share was retained for reinvestment.

•	Our GAAP book value at the end of the first quarter was $14.54, up $0.59 from year-end.

•	We completed four Sequoia residential securitizations totaling $2.24 billion, and created $166 million of securities for our investment portfolio.

•

Our residential loan gain-on-sale margins remained elevated through most of the quarter, but declined late in the quarter as triple-A spreads widened – a market condition that continued through April of the second quarter.

•

We identified $3.05 billion of residential loans for purchase in the first quarter, as compared to $2.17 billion in the prior quarter. (In April 2013, loans identified for purchase totaled $1.11 billion, our second largest ever monthly total.)

•	We added 18 residential loan sellers to our platform to increase the total to 80 at March 31, 2013.

•	We originated and funded 11 senior commercial loans and originated four other senior commercial loans table-funded by third parties, for a total of $300 million.

•	We raised approximately $288 million through a convertible debt offering completed on attractive terms.

Residential Mortgage Banking Activities

We completed four Sequoia securitizations totaling $2.24 billion in the first quarter, compared to two Sequoia securitizations totaling $651 million in the fourth quarter of 2012, and six Sequoia securitizations totaling $1.97 billion for the full year of 2012. In mid-April, we closed a $463 million securitization, and at the end of April, we closed a $425 million securitization, our fifth and sixth Sequoia securitizations in 2013. The volume of loans we identified for purchase from our sellers increased to $3.05 billion in the first quarter of 2013, up from $2.17 billion in the fourth quarter of 2012. Driving the increase was a combination of new sellers and increased volume from existing sellers, most of which are relatively new sellers to Redwood and tend to increase their loan sales to us as they gain experience with our platform and acquisition procedures. Of the loans identified for purchase in the first quarter, $955 million, or 31% of the loans, were home purchase-related, up from $550 million, or 25%, in the fourth quarter of 2012. During April 2013, home purchase-related loans increased to 43% of the loans we identified for purchase.

At March 31, 2013, we had $832 million of residential loans held for sale or securitization on our balance sheet, as compared to $563 million at December 31, 2012, and our pipeline of loans identified for purchase totaled $2.19 billion. At April 30, 2013, this pipeline totaled $2.09 billion. Our loan acquisitions in the first quarter of 2013 totaled $2.59 billion, as compared to $789 million in the fourth quarter of 2012.

Commercial Mortgage Banking Activities

We originated eleven senior loans that were funded on our balance sheet for $154 million in the first quarter of 2013, with another four loans for $146 million table-funded (meaning a third party funded and purchased the loan at closing), as compared to two senior loans totaling $24 million that we funded in the fourth quarter of 2012. We sold six senior loans in total in the first quarter of 2013, including the senior loan we had on our balance sheet at the end of 2012. These sales generated mortgage banking income of $7 million. We sold the six remaining loans in April 2013. One of our goals for 2013 is to originate and sell $1 billion of senior commercial loans. In the first quarter of 2013, one of our mezzanine loans was prepaid, resulting in a $1 million prepayment fee that is reflected in net interest income for the three months ended March 31, 2013.

Mezzanine loan originations in the first quarter of 2013 totaled nine loans for $35.6 million, as compared to four loans for $20.9 million in the fourth quarter of 2012. This brought the number of non-securitized mezzanine loans on our balance sheet to 13 for $57 million at March 31, 2013. Our securitized mezzanine portfolio totaled $271 million at March 31, 2013, down from $288 million at December 31, 2012 as a result of the above-referenced prepayment of one loan ($12 million) and principal amortization. Our investment in the securitized mezzanine loan portfolio totaled $121 million at the end of the first quarter of 2013.

As we have disclosed previously, we are targeting to allocate up to $300 million of equity capital to fund our commercial investments, although it is possible that this allocation could exceed that amount from time to time in anticipation of asset sales or other transactions.

As we have noted previously, we are targeting to allocate up to $300 million of equity capital to fund our commercial investments, although it is possible that this allocation could exceed that amount from time to time in anticipation of asset sales or other transactions.

Residential Securities Portfolio

At March 31, 2013, our residential securities portfolio had a market value of $1.23 billion, compared to $1.09 billion at December 31, 2012. The increase resulted from the retention of $166 million of Sequoia securities (from our $2.24 billion of securitization volume), as compared to $42 million of Sequoia securities retained (from our $651 million of securitization volume) in the fourth quarter of 2012. This increase was partially offset by normal portfolio principal repayments. We did not acquire any third-party securities during the first quarter of 2013 or the fourth quarter of 2012. Prices for residential securities were essentially flat to modestly higher in the first quarter, as compared to an increase of 3 to 4 points in the fourth quarter of 2012. Over time, we expect that investments created through our Sequoia program or other mortgage banking activities, as well as through the acquisition of newly issued subordinate securities from third-party securitization sponsors, will replace the senior residential securities in our investment portfolio. Senior securities in our portfolio continue to pay down or be sold, and represented 62% of the portfolio at March 31, 2013, compared to 72% at March 31, 2012.

Portfolio Investment Activity

We deployed $202 million of capital into new investments in the first quarter of 2013, up from $66 million in the fourth quarter of 2012. The following table summarizes our investment activity for the three months ended March 31, 2013 and December 31, 2012.

Table 1 Quarterly Investment Activity

	Three Months Ended
(In Millions)	March 31, 2013	December 31, 2012
Residential investments
New Sequoia RMBS	$166	$42
Third-Party RMBS	-	-
Less: Short-term debt	-	-

Net residential investments	166	42
Commercial investments	36	21
Less: Borrowings	(12)	-

Net commercial investments	24	21
MSR Investments	12	3

Equity Capital Invested	$202	$66

Summary of Results of Operations

Net Income

Our reported GAAP net income was $61 million ($0.69 per share) for the first quarter of 2013, as compared to $30 million ($0.37 per share) for the first quarter of 2012. We declared regular quarterly dividends of $0.28 and $0.25, respectively, for the three months ended March 31, 2013 and 2012. The following table presents the components of our GAAP net income for the three months ended March 31, 2013 and 2012.

Table 2 Net Income

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2013	2012
Interest income	$53,524	$58,740
Interest expense	(18,354)	(30,655)

Net interest income	35,170	28,085
Provision for loan losses	(2,039)	(274)
Other market valuation adjustments, net	1,626	(628)

Net interest income after provision and other market valuation adjustments	34,757	27,183
Mortgage banking activities, net	44,092	4,302
Operating expenses	(19,597)	(14,634)
Realized gains, net	12,267	13,620
Provision for income taxes	(10,909)	(8)

Net Income	$60,610	$30,463

Diluted weighted average common shares outstanding	87,344,669	79,892,013
Net earnings per share	$0.69	$0.37

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other Market Valuation Adjustments

Net interest income after provision and other MVA was $35 million for the first quarter for 2013, as compared to $27 million for the first quarter of 2012, an increase of $8 million. This increase was primarily due to higher net interest income, as increasing asset yields and declining debt balances more than offset the decline in average earning assets. In addition, our other market valuation adjustments, net improved $2 million, predominately driven by the sale of fair value securities during the first quarter of 2013 at prices that were above their December 31, 2012 values. These amounts were partially offset by a $2 million increase in provision for loan loss expense.

The following table details the components of other MVA for the three months ended March 31, 2013 and 2012.

Table 3 Components of Other MVA

	Three Months Ended March 31,
(In Thousands)	2013	2012
Residential loans, at lower of cost or fair value	$40	$93
Commercial loans, at fair value	-	11
Trading securities	1,362	34,165
Impairments on AFS securities	(24)	(332)
REO	227	18
Other derivative instruments, net	21	(2,529)
ABS issued - Acacia	-	(32,054)

Total Other MVA, Net	$1,626	$(628)

Mortgage Banking Activities, Net

Mortgage banking activities, net, include net income from MSRs, valuation changes related to derivatives used to manage certain risks associated with the loans we own or plan to acquire and securitize or sell, and gains from mortgage loan sales and securitizations. The following tables present the components of mortgage banking activities, net, for the three months ended March 31, 2013 and 2012.

Table 4 Components of Mortgage Banking Activities, net

	Three Months Ended March 31,
(In Thousands)	2013	2012
Income from MSRs, net	$680	$10
Net valuation gains on residential loans	34,763	-
Net valuation gains (losses) from MSRs	342	(3,056)
Net valuation gains (losses) from risk management derivatives	1,022	(17)
Net gains on residential loan sales and securitizations	107	7,365
Net gains on commercial loan sales and originations	7,178	-

Total Mortgage Banking Activities, Net	$44,092	$4,302

Income from mortgage banking activities, net, was $44 million in the first quarter of 2013, as compared to $4 million in the first quarter of 2012, an increase of $40 million. The $44 million recognized in the first quarter of 2013 was a $20 million increase from the $24 million recognized in the fourth quarter of 2012. This increase resulted primarily from the increase in loan sales into securitizations relative to the fourth quarter of 2012, at values that were in excess of their original purchase price. During the first quarter of 2013, we securitized $2.2 billion of residential loans, which was significantly higher than the $0.9 billion of residential loans securitized in the fourth quarter of 2012. During the first quarter of 2013, we also sold senior commercial loans of $88 million and $146 million of table funded loans to various CMBS securitizations, for a net gain of $7 million.

Income from mortgage banking activities, net also included $1 million of income from MSRs, net and $1 million of income from net valuation gains on risk management derivatives used to hedge our loan pipeline.

Realized Gains, Net

Realized gains, net, were $12 million for the first quarter of 2013, a $2 million decrease from the first quarter of 2012. During the first quarter of 2013, we sold $14 million of commercial available-for-sale (“AFS”) securities for a gain of $12 million. For further discussion, see the “Financial Results – First Quarter 2013” section and the “Net Interest Income at Consolidated Entities” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table details the components of realized gains, net, for the three months ended March 31, 2013 and 2012.

Table 5 Realized Gains, Net

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net gains on sales of real estate securities	$12,038	$6,184
Net gains on calls of real estate securities	-	114
Net gains on sales of commercial mortgage loans	210	-
Net gains on extinguishment of debt	19	312
Gain on deconsolidation	-	7,010

Total Realized Gains, Net	$12,267	$13,620

Operating Expenses

Operating expenses were $20 million during the first quarter of 2013, an increase of $5 million from the first quarter of 2012. The increase was primarily due to an increase in employee headcount and variable compensation costs, which are largely associated with improved business results and additional infrastructure requirements. The additional infrastructure requirements also generated higher expenses for legal fees and systems costs.

Tax Provision

In addition, our first quarter 2013 GAAP results included an $11 million tax provision relating to mortgage banking activities at our taxable REIT subsidiaries (TRS). The tax provision largely represents a future tax obligation rather than a corporate level tax liability that will be paid in 2013. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. Our first quarter tax provision represents a quarterly allocation of the tax we expect to pay in future periods after taking into consideration the effect of our remaining NOL carryforwards at our TRS. Consistent with prior periods, we did not book a material tax provision associated with taxable income generated at our REIT.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable income was $59 million ($0.72 per share) for the first quarter of 2013, as compared to taxable income of $8 million ($0.11 per share) for the first quarter of 2012. Our estimated REIT taxable income was $16 million ($0.20 per share) for the first quarter of 2013, as compared to REIT taxable income of $10 million ($0.13 per share) for the first quarter of 2012. Total realized credit losses on our investments for the first quarters of 2013 and 2012 were $5 million ($0.06 per share) and $10 million ($0.13 per share), respectively, for tax purposes.

Our REIT taxable income is that portion of our total taxable income that we earn at Redwood and its qualified REIT subsidiaries and it determines the minimum amount of dividends we must distribute to shareholders in order to maintain our tax status as a REIT. The “Results of Operations — Taxable Income” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of our tax results and distributions to shareholders.

Summary of Financial Condition, Capital Resources, and Liquidity

At March 31, 2013, our total capital was $1.61 billion, including $1.19 billion in stockholders’ equity, $288 million of convertible notes, and $140 million of other long-term debt. At March 31, 2013, we estimated our investment capacity (defined as the amount of capital we have readily available for long-term investments) at approximately $300 million, which should be sufficient to sustain our capital needs well into the year.

Changes in Book Value

During the first quarter of 2013, our GAAP book value increased by $0.59 per share to $14.54 per share. The net increase resulted from a $0.69 per share increase from reported earnings, a $0.10 per share increase in value of derivative hedges related to long-term debt not reflected in earnings, a $0.05 per share increase from equity issuance, and a $0.07 per share increase from other net positive items, offset by a $0.04 per share decrease in net negative valuation increases on securities not reflected in earnings (positive $0.11 from valuation increases and negative $0.15 from dispositions), and $0.28 per share from dividends paid to shareholders.

The following table presents the changes in GAAP book value per share for the three months ended March 31, 2013 and December 31, 2012.

Table 6 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	March 31, 2013	December 31, 2012
Beginning book value per share	$13.95	$12.88
Net income	0.69	0.50
Unrealized (losses) gains on securities (1)	(0.04)	0.59
Unrealized gains on hedges (2)	0.10	0.20
Equity issuance, net	0.05	0.01
Other, net	0.07	0.02
Dividends	(0.28)	(0.25)

Ending Book Value per Share	$14.54	$13.95

(1)

Unrealized (losses) gains on securities for the three months ended March 31, 2013, included positive $0.11 from valuation increases on residential securities, offset by the reclassification of $0.15 of unrealized gains to net income relating to the disposition of our remaining commercial securities.

(2)

Unrealized gains on hedges for the three months ended December 31, 2012, include $0.15 per share attributable to the accelerated amortization of unrealized derivative losses related to the Acacia entities deconsolidated in the fourth quarter of 2012.

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia securitization entities totaled $86 million, or 7% of our equity capital at March 31, 2013. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the first quarter of 2013, cash flow generated by our investments in these entities totaled $7 million.

We recognized net income of $2 million in the first quarter of 2013 from our investments in consolidated Sequoia entities, as compared to net income of $9 million in the fourth quarter of 2012 from our investments in legacy Sequoia and Acacia securitization entities. This decrease is primarily attributable to the realized gains recognized upon deconsolidation and sale of certain Sequoia and Acacia securitization entities in the fourth quarter of 2012.

Real Estate Securities at Redwood

At March 31, 2013, the fair value of the residential securities we own totaled $1.2 billion, consisting of $503 million in prime senior securities, $262 million in non-prime senior securities, $164 million of re-REMIC securities, and $302 million in subordinate securities. The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at March 31, 2013. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and, for residential securities, by quality of underlying loans — prime and non-prime.

Table 7 Securities at Redwood by Vintage and as a Percentage of Total Securities (1)

March 31, 2013	2004 &		2006 -	2012 -		% of Total Securities
(In Millions)	Earlier	2005	2008	2013	Total
Senior
Prime	$21	$187	$240	$55	$503	41%
Non-prime	97	159	6	-	262	21%

Total Senior	118	346	246	55	765	62%
Re-REMIC	-	67	97	-	164	13%
Subordinate						-
Prime	53	16	2	229	300	24%
Non-prime	2	-	-	-	2	1%

Total Subordinate	55	16	2	229	302	25%

Total Securities at Redwood	$173	$429	$345	$284	$1,231	100%

(1)

Included in the residential securities table above are $316 million of senior securities that are included in the Residential Resecuritization that we completed in July 2011. Under GAAP accounting, we account for the Residential Resecuritization as a financing even though these securities are owned by the Residential Resecuritization entity and are legally not ours. We own only the securities and interests that we acquired from the Residential Resecuritization entity, which amounted to $157 million at March 31, 2013. As a result, to adjust at March 31, 2013 for the legal and economic interests that resulted from the Residential Resecuritization, Total Residential Senior Securities would be decreased by $316 million to $449 million, Total Re-REMIC Residential Securities would be increased by $157 million to $321 million, and Total Residential Securities would be reduced by $159 million to $1.072 billion.

During the first quarter of 2013, our securities portfolio increased $122 million to $1.23 billion. This increase was attributable to $166 million of acquisitions of Sequoia-related securities and a $2 million increase in the value of our entire securities portfolio, partially offset by $10 million of sales and $36 million from the effect of principal repayments. Our first quarter of 2013 acquisitions included $51 million of prime senior securities and $115 million of prime subordinate securities.

We financed our holdings of residential securities with a combination of short-term debt secured by securities, through the Residential Resecuritization, and with long-term debt and equity capital. During the first quarter of 2013, average short-term debt secured by securities amounted to $378 million and the average asset-backed securities in the Residential Resecuritization amounted to $153 million.

Derivatives at Redwood

At March 31, 2013, we had net derivative liabilities of $41 million, as compared with net derivative liabilities of $48 million at December 31, 2012. We are party to interest rate swaps, interest rate swaptions, TBA contracts sold, net, and financial futures that we generally utilize to (i) manage risks associated with residential loans we own or plan to acquire and securitize; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at March 31, 2013 and December 31, 2012.

Table 8 Derivatives at Redwood

(In Thousands)	March 31, 2013	December 31, 2012
Assets - Risk Management Derivatives
Interest rate swaps	$1,326	$739
TBAs	3	-
Swaptions	2,155	2,233

Total Derivative Assets	3,484	2,972

Liabilities - Cash Flow Hedges
Interest rate swaps	(41,146)	(48,581)
Liabilities - Risk Management Derivatives
Interest rate swaps	(2,802)	(1,893)
TBAs	(75)	-
Futures	(589)	(607)

Total Derivative Liabilities	(44,612)	(51,081)

Total Derivative Financial Instruments, Net	$(41,128)	$(48,109)

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At March 31, 2013, we had net unrealized gains of $143 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $5 million increase from the net unrealized gains of $138 million at December 31, 2012. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the three months ended March 31, 2013.

Table 9 Accumulated Other Comprehensive Income Recognized in Stockholders’ Equity

(In Millions)	Senior	Re-REMIC	Subordinate
	Residential	Residential	Residential	Commercial	Derivatives	Total
Beginning balance - December 31, 2012	$89	$64	$21	$12	$(48)	$138
OTTI recognized in OCI	-		-	-	-	-
Net unrealized gain (loss) on real estate securities	6	(1)	5	(12)	-	(2)
Net unrealized gain on interest rate agreements	-	-	-	-	7	7
Reclassification:						-
OTTI to net income	-	-	-	-	-	-
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	-

Ending balance - March 31, 2013	$95	$63	$26	$-	$(41)	$143

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure brought about by long-term liabilities, primarily our $140 million of long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded — to the extent effective — through our consolidated balance sheet and not our consolidated income statement. The increase in benchmark interest rates during the first quarter of 2013 caused a $7 million increase in the value of these derivatives.

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and other Consolidated Entities in order to supplement our consolidated GAAP results for the three months ended March 31, 2013 and 2012. These tables do not represent separate business segments, as we manage and evaluate our business as one reportable unit. Rather, they are intended to separate the accounts of independent securitization entities that are bankruptcy-remote from us and from each other but for which we are still required to consolidate for financial reporting purposes. They have been structured such that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

Table 10 Consolidating Income Statements

	Three Months Ended March 31, 2013
	Redwood	Consolidated	Redwood
(In Thousands)	(Parent) (1)	Entities	Consolidated
Interest income	$43,457	$10,067	$53,524
Interest expense	(11,074)	(7,280)	(18,354)

Net interest income	32,383	2,787	35,170
Provision for loan losses	(685)	(1,354)	(2,039)
Other market valuation adjustments, net	1,399	227	1,626

Net interest income after provision and other market valuation adjustments	33,097	1,660	34,757
Mortgage banking activities, net	44,092	-	44,092
Operating expenses	(19,563)	(34)	(19,597)
Realized gains, net	12,248	19	12,267

Net income before provision for taxes	69,874	1,645	71,519
Provision for income taxes	(10,909)	-	(10,909)

Net Income	$58,965	$1,645	$60,610

	Three Months Ended March 31, 2012
	Redwood	Consolidated	Redwood
(In Thousands)	(Parent) (1)	Entities	Consolidated
Interest income	$31,769	$26,971	$58,740
Interest expense	(5,549)	(25,106)	(30,655)

Net interest income	26,220	1,865	28,085
Provision for loan losses	(274)	-	(274)
Market valuation adjustments, net	(378)	(250)	(628)

Net interest income after provision and market valuation adjustments	25,568	1,615	27,183
Mortgage banking activities, net	4,302	-	4,302
Operating expenses	(14,592)	(42)	(14,634)
Realized gains, net	6,298	7,322	13,620

Net income before provision for taxes	21,576	8,895	30,471
Provision for income taxes	(8)	-	(8)

Net Income	$21,568	$8,895	$30,463

(1)

For the three months ended March 31, 2013 and 2012, the consolidating income statement presents the income generated and expense incurred by the Residential Resecuritization and Commercial Securitization entities under Redwood (Parent).

At March 31, 2013, 45% of our consolidated assets and 57% of our consolidated liabilities were owned at consolidated Sequoia entities. The following table presents the components of our non-GAAP consolidating balance sheets at March 31, 2013.

Table 11 Consolidating Balance Sheet

March 31, 2013	Redwood	Consolidated	Redwood
(In Thousands)	(Parent) (1)	Entities	Consolidated
Residential loans	$831,953	$2,133,254	$2,965,207
Commercial loans	401,438	-	401,438
Real estate securities, at fair value:
Trading securities	77,469	-	77,469
Available-for-sale securities	1,153,059	-	1,153,059
Cash and cash equivalents	78,956	-	78,956

Total earning assets	2,542,875	2,133,254	4,676,129
Other assets	110,422	10,477	120,899

Total Assets	$2,653,297	$2,143,731	$4,797,028

Short-term debt	$721,314	$-	$721,314
Other liabilities	78,044	1,761	79,805
Asset-backed securities issued	308,876	2,055,648	2,364,524
Long-term debt	443,600	-	443,600

Total liabilities	1,551,834	2,057,409	3,609,243

Stockholders’ equity	1,101,463	86,322	1,187,785

Total Liabilities and Equity	$2,653,297	$2,143,731	$4,797,028

(1)

The consolidating balance sheet presents the assets and liabilities of the Residential Resecuritization and Commercial Securitization under Redwood (Parent), although these assets and liabilities are owned by their respective entities and are legally not ours and we own only the securities and interests that we acquired from these entities. At March 31, 2013, the Residential Resecuritization accounted for $317 million of available-for-sale real estate securities and other assets and $149 million of asset-backed securities issued and other liabilities. At March 31, 2013, the Commercial Securitization accounted for $277 million of commercial loans held-for-investment and other assets and $160 million of asset-backed securities issued and other liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $33 million for the three months ended March 31, 2013, as compared to $26 million for the three months ended March 31, 2012. The following table presents the components of net interest income after provision and other MVA at Redwood for the three months ended March 31, 2013 and 2012.

Table 12 Net Interest Income after Other MVA at Redwood (Parent)

	Three Months Ended March 31,
	2013			2012
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$7,557	$818,950	3.69%	$3,418	$319,353	4.28%
Commercial loans	10,171	368,820	11.03%	5,153	169,433	12.17%
Trading securities	3,972	45,959	34.57%	2,534	30,773	32.94%
Available-for-sale securities	21,745	927,475	9.38%	20,646	758,500	10.89%
Cash and cash equivalents	12	77,581	0.06%	18	196,620	0.04%

Total interest income	43,457	2,238,785	7.76%	31,769	1,474,679	8.62%
Interest Expense
Short-term debt	(3,808)	854,238	(1.78)%	(1,827)	362,107	(2.02)%
ABS issued	(3,732)	313,227	(4.77)%	(1,346)	211,440	(2.55)%
Long-term debt (1)	(2,070)	224,493	(3.69)%	(987)	138,264	(2.86)%
Interest rate agreements (1)	(1,464)	138,312	(4.23)%	(1,389)	138,264	(4.02)%

Total interest expense	(11,074)	1,391,958	(3.18)%	(5,549)	711,811	(3.12)%

Net Interest Income	32,383			26,220
Provision for loan losses	(685)			(274)
Other MVA, net	1,399			(378)

Net Interest Income After Provision and Other MVA	$33,097			$25,568

(1)

Interest rate agreement expense relates to cash-flow hedges on a portion of our long-term debt. The combined expense yield on our hedged long-term debt was 6.86% and 6.88% for the three months ended March 31, 2013 and 2012, respectively.

Net interest income after provision and other MVA increased $7 million from the first quarter of 2012, to $33 million for the first quarter of 2013. This increase was primarily due to a $12 million increase in interest income attributable to higher average earning assets. This increase was partially offset by a $6 million increase in interest expense, as we funded our investments with a greater portion of debt in the first quarter of 2013 than in prior quarters. We also recognized a prepayment penalty fee of $1 million into interest income related to a commercial held-for-investment loan that paid in full during the quarter.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $22 million and $21 million for the three months ended March 31, 2013 and 2012, respectively. The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2013 and 2012.

Table 13 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended March 31, 2013					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)	Interest
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization	Income
Residential
Senior	$7,037	$4,775	$11,812	$607,013	4.64%	3.15%	7.79%
Re-REMIC	2,794	963	3,757	99,769	11.20%	3.86%	15.06%
Subordinate	3,595	1,956	5,551	219,927	6.54%	3.56%	10.10%

Total Residential	13,426	7,694	21,120	926,709	5.80%	3.32%	9.12%

Commercial	647	(22)	625	766	337.86%	(11.49)%	326.37%
CDO	-	-	-	-	-	-	-

Total AFS Securities	$14,073	$7,672	$21,745	$927,475	6.07%	3.31%	9.38%

Three Months Ended March 31, 2012					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)	Interest
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization	Income
Residential
Senior	$6,551	$6,594	$13,145	$577,051	4.54%	4.57%	9.11%
Re-REMIC	2,911	(88)	2,823	87,001	13.38%	(0.40)%	12.98%
Subordinate	2,504	1,694	4,198	90,502	11.07%	7.49%	18.56%

Total Residential	11,966	8,200	20,166	754,554	6.34%	4.35%	10.69%

Commercial	395	85	480	3,946	40.04%	8.62%	48.66%
CDO	28	(28)	-	-	-	-	-

Total AFS Securities	$12,389	$8,257	$20,646	$758,500	6.53%	4.35%	10.88%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income generated by residential securities was $25 million in the first quarter of 2013, resulting in an annualized unlevered yield of 10% on the $973 million of average amortized cost of these securities.

Interest income from AFS securities at Redwood increased $1 million from the first quarter of 2012, to $22 million for the first quarter of 2013. This increase was primarily due to an increase in average earning assets as acquisitions outpaced sales and principal paydowns. The increase in income from average earning assets was partially offset by declining yields, as higher yielding, more credit sensitive securities paid down and were replaced with lower yielding, less credit sensitive securities. All of the AFS securities acquired during the first quarter were created from the four Sequoia securitizations we completed in the first quarter of 2013.

Interest income from trading securities at Redwood was $4 million in the first quarter of 2013, as compared to $3 million in the first quarter of 2012, an increase of $1 million. The increase in interest income from trading securities during the first quarter of 2013 was due to an increase in average balances of these securities, as new investments during the first quarter of 2013 outpaced sales and principal paydowns.

Over time, changes in value of trading securities will be recorded as other market valuation adjustments, net and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest Expense on Short-Term Debt

At March 31, 2013, we had $721 million of short-term debt outstanding. For the three months ended March 31, 2013, the highest balance of our short-term debt outstanding was $1.4 billion. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at March 31, 2013.

Table 14 Interest Expense — Specific Borrowing Costs

	Residential Loans	Residential Securities
March 31, 2013
Asset yield	3.45%	8.14%
Short-term debt yield	1.74%	1.76%

Net spread	1.71%	6.38%

At March 31, 2013, we had four residential loan warehouse facilities with a total outstanding debt balance of $351 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $1.4 billion. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 365 days), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with cash available from other equity or long-term debt capital sources.

In addition, at March 31, 2013, we had an aggregate outstanding short-term debt balance of $370 million under six securities repurchase facilities (secured by securities with a fair market value of $481 million). The financing for each security financed through one of our securities repurchase facilities is limited in its initial term to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with cash available from other equity or long-term debt capital sources. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at March 31, 2013.

At December 31, 2012, we had four residential loan warehouse facilities with a total outstanding debt balance of $180 million (secured by residential loans with an aggregate value in excess of the outstanding debt) and a total borrowing limit of $800 million. In addition, at December 31, 2012, we had an aggregate outstanding short-term debt balance of $372 million under seven securities repurchase facilities (secured by securities with a fair market value of approximately $480 million). We also had one secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at December 31, 2012.

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

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including any relating to securities held at the Residential Resecuritization) on our consolidated statements of income for the three months ended March 31, 2013 and 2012.

Table 15 Other MVA at Redwood (Parent)

	Three Months Ended March 31,
(In Thousands)	2013	2012
Residential loans, held-for-sale	$40	$93
Trading securities	1,362	(242)
Impairment on AFS securities	(24)	(332)
Risk management derivatives	21	103

Total Other MVA, Net	$1,399	$(378)

During both the three months ended March 31, 2013 and 2012, we recognized an aggregate of less than $1 million of OTTI on AFS securities at Redwood. Of this amount, less than $1 million was related to credit factors and recognized in our consolidated statements of income, and less than $1 million was recognized as a reduction in stockholders’ equity.

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

Valuation Changes on Residential Loans

In 2013, we elected the fair value option for $2.54 billion (principal balance) of residential loans we acquired. We anticipate electing the fair value option for future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. In 2013, net valuation gains on the fair value of mortgage loans were primarily due to a continued decline in mortgage interest rates and an increasingly competitive demand for the senior securities created through our Sequoia program.

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

During the first quarter of 2013, we transferred an aggregate $2.24 billion (principal balance) of residential loans to four Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three months ended March 31, 2013, we recorded MSRs of $12 million at a taxable REIT subsidiary of ours. At March 31, 2013, the principal balance of the loans underlying our MSRs was $2.47 billion, as compared to $1 billion at the end of the fourth quarter of 2012. In the first quarter of 2013, we earned a net $680 thousand from MSRs and at March 31, 2013, the fair value of MSRs was $18 million. In the first quarter of 2012, we earned a net $10 thousand from MSRs and at March 31, 2012, the fair value of these MSRs was $2 million. We expect our net servicing fees to increase over time and become an increasingly larger contributor to earnings. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. The increase in the value of our MSRs during the first quarter of 2013 is primarily the result of an increase in mortgage rates in the market during the quarter, relative to the mortgage rates on loans underlying our MSR portfolio.

Risk Management Derivatives Related to our Residential and Commercial Loan Business

Net valuation gains from risk management derivatives related to our residential and commercial loans held for sale were $1 million during the first quarter of 2013. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Gains on Mortgage Loan Sales and Securitizations

Net gains on mortgage loan sales during the first quarter of 2013 include the realized gain on the sale of residential loans to Sequoia securitization entities we sponsored and sales of residential and commercial loans to third parties. Realized gains or losses include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

During the first quarter of 2013, we recognized $6 million of gains on the sale and origination of six held-for-sale commercial senior loans that we originated. We also recognized $1 million of gains related to three of the four table-funded loans originated by us (meaning a third party funded and purchased the loan at closing).

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

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During the first quarter of 2013, we continued to purchase newly originated residential loans held for sale to Sequoia securitization entities and third parties. We elected the fair value option for all of the residential loans we acquired during the first quarter of 2013 and anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or to Sequoia securitization entities.

During the first quarter of 2013, we completed four residential prime jumbo securitizations for a total of $2.24 billion. We also sold an additional $24 million of residential loans to third parties, and recognized market valuation gains of $35 million during the three months ended March 31, 2013. At March 31, 2013, our pipeline of residential loans identified for purchase was $2.19 billion. Active sellers increased from 62 at December 31, 2012 to 80 at March 31, 2013.

At March 31, 2013, residential loans at Redwood had an outstanding carrying value of $832 million, up from $563 million at December 31, 2012. The following table provides the activity of residential loans at Redwood during the three months ended March 31, 2013.

Table 16 Residential Loans at Redwood (Parent) — Activity

	Three Months Ended March 31, 2013
(In Thousands)	Fair Value Option	At Lower of Cost or Fair Value
Balance at beginning of period	$553,576	$9,082
Acquisitions	2,586,926	0
Sales	(2,343,342)	(5,747)
Principal repayments	(1,649)	(1,664)
Changes in fair value, net	34,735	36

Balance at End of Period	$830,246	$1,707

The following table details outstanding principal balances for these loans by product type at March 31, 2013.

Table 17 Characteristics of Residential Loans at Redwood (Parent)

March 31, 2013	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed	$809,314	3.52%
Hybrid	4,196	3.03%
ARM	1,528	1.92%

Total Outstanding Principal	$815,038	3.51%

Commercial Loans at Redwood (Parent)

At March 31, 2013, commercial loans at Redwood had an outstanding carrying value of $401 million, up from $313 million at December 31, 2012. The following table provides the activity of commercial loans held-for-sale at Redwood (Parent) during the three months ended March 31, 2013.

Table 18 Commercial Loans at Redwood (Parent) — Activity

	Three Months Ended March 31, 2013
(In Thousands)	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$8,500	$304,510
Originations/acquisitions	153,418	35,989
Sales	(87,983)	(230)
Principal repayments	(155)	(12,116)
Discount amortization	-	190
Provision for loan losses	-	(685)

Balance at End of Period	$73,780	$327,658

Commercial Loans Held-for-Sale

At March 31, 2013, there were six senior loans held-for-sale with a carrying value of $74 million. During the first quarter of 2013, we originated and funded 11 senior commercial loans for $153 million, as compared to two senior loans of $24 million in the fourth quarter of 2012. We also originated four table-funded senior loans totaling $146 million and sold six senior loans for $88 million.

Commercial Loans Held-for-Investment

At March 31, 2013, there were 42 commercial mezzanine loans held-for-investment with an outstanding principal balance of $335 million, an allowance for loan losses of $5 million, and a carrying value of $328 million. During the first quarter of 2013, we originated nine mezzanine loans for $36 million, as compared to four loans for $21 million in the fourth quarter of 2012. Our securitized mezzanine portfolio totaled $275 million at March 31, 2013, down from $288 million at December 31, 2012 as the result of a prepayment of a $12 million loan.

On average, our commercial held-for-investment loans have a maturity of more than six years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.29X based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at March 31, 2013.

Table 19 Commercial Loans Characteristics of Loans Held-for-Investment at Redwood (Parent)

March 31, 2013	Number of	Average	Principal	Percent of Total	Weighted Average	Weighted
(Dollars In Thousands)	Loans	Loan Size	Balance	Principal	DSCR	Average LTV
Multi-family	18	$6,004	$108,077	32%	1.24	79%
Office	8	9,862	78,897	24%	1.35	72%
Hospitality	7	11,114	77,798	23%	1.38	61%
Retail	5	10,135	50,676	15%	1.16	76%
Self-storage	3	6,000	18,000	5%	1.34	79%
Industrial	1	2,000	2,000	1%	1.67	65%

Total	42	$7,987	$335,448	100%	1.29	73%

The following table details principal balances for these loans by geographic concentration at March 31, 2013.

Table 20 Geographic Concentration of Commercial Loans Held-for-Investment at Redwood (Parent)

Geographic Concentration (by Principal)	March 31, 2013
California	29%
New York	20%
Florida	9%
Michigan	8%
Illinois	6%
Texas	4%
North Carolina	3%
Tennessee	3%
Delaware	3%
Washington	3%
Oregon	3%
Other states (none greater than 3%)	9%

Total	100%

Derivative Financial Instruments at Redwood (Parent)

Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential loans we own or plan to acquire and securitize and commercial loans we invest in, at March 31, 2013, we were party to interest rate agreements with an aggregate notional amount of $1.3 billion, TBA contracts sold with an aggregate notional amount of $53 million and financial futures contracts with an aggregate notional amount of $216 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans were positive $1 million and negative $3 million for the three months ended March 31, 2013 and 2012, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to certain long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at March 31, 2013. We designated these derivatives as cash flow hedges. For the three months ended March 31, 2013 and 2012, these hedges increased in value by $7 million and $13 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. At March 31, 2013, interest rate agreements currently accounted for as cash flow hedges had an unrealized loss of $41 million.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging certain long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Of the senior securities owned at Redwood at March 31, 2013, $167 million of prime securities and $149 million of non-prime securities were financed through the Residential Resecuritization. Re-REMIC securities, as presented herein, were created through the Residential Resecuritization of certain senior interests to provide additional credit support to those interests. The commercial securities that we owned were subordinate securities.

During the first quarter of 2013, we acquired $166 million of investments from Sequoia securitizations we sponsored. The following table provides real estate securities activity at Redwood for the three months ended March 31, 2013.

Table 21 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended March 31, 2013
	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial		Total
Beginning fair value	$744,332	$163,035	$187,317	$14,069		$1,108,753
Acquisitions	51,208	-	114,728	-		165,936
Sales	(8,257)	-	-	(14,069)		(22,326)
Gains on sales and calls, net	-	-	-	12,038		12,038
Effect of principal payments (1)	(31,950)	-	(4,068)	-		(36,018)
Change in fair value, net	9,276	402	4,505	(12,038	)(2)	2,145

Ending Fair Value	$764,609	$163,437	$302,482	$-		$1,230,528

(1)

The effect of principal payments reflects the change in fair value due to principal payments. This is calculated as the cash principal received on a given security during the period multiplied by prior quarter ending price or acquisition price for that security.

(2)	The change in fair value, net reflects the liquidation of our remaining commercial securities, resulting in an ending fair value of zero for this portfolio.

The amortized cost of our available-for-sale securities, which accounts for all but $77 million of securities held as trading securities, was 70% of face value and the fair value was 84% of face value at March 31, 2013. The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at March 31, 2013 and December 31, 2012.

Table 22 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent)

March 31, 2013
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 - 2013 (1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$21	100%	$187	94%	$240	99%	$55	N/A	$503	97%
Non-prime	97	96%	159	85%	6	95%	-	-	262	89%

Total	118	96%	346	90%	246	99%	55	N/A	765	94%
Residential Re-REMIC	-	-	67	76%	97	76%	-	-	164	76%

Residential Subordinate
Prime	53	53%	16	66%	2	15%	229	79%	300	70%
Non-prime	2	42%	-	-	-	-	-	-	2	42%

Total	55	52%	16	66%	2	15%	229	79%	302	67%

Total Securities at Redwood	$173		$429		$345		$284		$1,231

December 31, 2012
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 (1)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$22	100%	$190	93%	$255	99%	$10	N/A	$477	96%
Non-prime	99	95%	162	84%	6	93%	-	-	267	88%

Total	121	96%	352	89%	261	99%	10	N/A	744	93%
Residential Re-REMIC	-	-	67	76%	96	75%	-	-	163	76%
Residential Subordinate
Prime	56	51%	13	54%	2	14%	114	81%	185	64%
Non-prime	2	38%	1	9%	-	-	-	-	3	11%

Total	58	50%	14	48%	2	14%	114	81%	188	60%
Commercial	14	72%	-	-	-	-	-	-	14	72%
Total Securities at Redwood	$193		$433		$359		$124		$1,109

(1)

Prime senior residential securities originated in 2012 and 2013 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At March 31, 2013, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (43%), adjustable-rate assets (22%), hybrid assets that reset within the next year (23%), hybrid assets that reset between 12 and 36 months (9%), and hybrid assets that reset after 36 months (4%).

At March 31, 2013, credit reserves for our securities portfolio totaled $186 million, or 13.5% of the principal balance of our residential securities. In both the first quarter of 2013 and the fourth quarter of 2012, realized credit losses on our residential securities at Redwood totaled $8 million. The following tables present the components of carrying value at March 31, 2013 and December 31, 2012 for our residential securities.

Table 23 Carrying Value of Residential Securities at Redwood (Parent)

March 31, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate
Principal balance of AFS securities	$460,273	$268,927	$215,235	$436,279
Credit reserve	(28,326)	(18,079)	(50,406)	(88,977)
Net unamortized discount	(48,893)	(40,542)	(64,547)	(71,488)

Amortized cost	383,054	210,306	100,282	275,814
Gross unrealized gains	64,339	30,363	63,155	27,903
Gross unrealized losses	(79)	(245)	-	(1,833)

Carrying value of AFS securities	447,314	240,424	163,437	301,884
Carrying value of trading securities	55,289	21,582	-	598

Total Carrying Value of Residential Securities	$502,603	$262,006	$163,437	$302,482

December 31, 2012	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate
Principal balance of AFS securities	$485,033	$278,229	$215,863	$298,276
Credit reserve	(26,100)	(18,104)	(47,235)	(95,593)
Net unamortized discount	(53,601)	(42,842)	(69,310)	(37,668)

Amortized cost	405,332	217,283	99,318	165,015
Gross unrealized gains	61,265	28,669	63,717	23,278
Gross unrealized losses	(74)	(686)	-	(1,605)

Carrying value of AFS securities	466,523	245,266	163,035	186,688
Carrying value of trading securities	10,409	22,134	-	629

Total Carrying Value of Residential Securities	$476,932	$267,400	$163,035	$187,317

Senior Securities

The fair value of our senior AFS securities was equal to 94% of their principal balance at March 31, 2013, while our amortized cost was equal to 81% of the principal balance. The fair value of our senior securities accounted for as trading securities was $77 million. Volatility in income recognition for these securities is generally most affected by changes in prepayment rates and, to varying degrees, credit performance and interest rates.

The loans underlying all of our residential senior securities totaled $13 billion at March 31, 2013, consisting of $9 billion prime and $4 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2013 were 10.38% of current balances. Serious delinquencies were 9.14% of current balances for loans in prime pools and 12.87% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were $628 thousand of credit losses in our re-REMIC portfolio during the first quarter of 2013. We anticipate losses, which were included in our acquisition assumptions, and have provided for $50 million of credit reserves on the $215 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 76% of the principal balance of the portfolio at March 31, 2013, while our amortized cost was equal to 47% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $5 billion at March 31, 2013, and consisted of $5.1 billion prime and $112 million non-prime credit quality collateral at time of origination. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at March 31, 2013 were 9.54% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 69% of the principal balance at March 31, 2013, while our amortized cost was equal to 63% of the principal balance. Credit losses totaled $7 million in our residential subordinate portfolio during the first quarter of 2013, as compared to $14 million of losses during first quarter of 2012. We expect future losses will extinguish a significant amount of the outstanding principal of these securities, as reflected by the $89 million of credit reserves we have provided for on the $436 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $16 billion at March 31, 2013, consisting of $15 billion prime and $1 billion non-prime (at origination). These loans are located nationwide with a large concentration in California (41%). Loans 90+ days past due, in foreclosure or REO at March 31, 2013 were 4.65% of current balances. Serious delinquencies were 4.39% of current balances for loans in prime pools and 12.17% of current balances for loans in non-prime pools.

Commercial Securities

We sold all of our commercial securities during the first quarter of 2013, resulting in gains of $12 million. At December 31, 2012, our commercial securities totaled $14 million.

Results of Operations — Consolidated Entities

The following table presents the net interest income after provision and other MVA at entities we were required to consolidate for financial reporting purposes under GAAP for the three months ended March 31, 2013 and 2012. These consolidated entities include certain Sequoia entities and, for periods prior to the fourth quarter of 2012 presented herein, Acacia entities. Net interest income at consolidated entities will vary from period to period and depend primarily on the net effect of changes in the market values of trading securities, risk management derivatives and ABS issued at Acacia, changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 24 Net Interest Income After Provision and Other MVA at Consolidated Entities

	Three Months Ended March 31,
	2013			2012
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$10,067	$2,177,315	1.85%	$19,961	$3,597,081	2.22%
Commercial loans	-	-	-	193	12,112	6.37%
Trading securities	-	-	-	6,814	240,796	11.32%
Cash and cash equivalents	-	330	-	3	15,165	0.08%

Total interest income	10,067	2,177,645	1.85%	26,971	3,865,154	2.79%
Interest Expense
ABS issued - Sequoia	(7,193)	2,099,041	(1.37) %	(14,882)	3,504,155	(1.70) %
ABS issued - Acacia	-	-	-	(9,014)	208,281	(17.31) %
Interest rate agreements - Sequoia	(87)	138,312	(0.25) %	(174)	2,934,214	(0.02) %
Interest rate agreements - Acacia	-	-	-	(1,036)	208,210	(1.99) %

Total interest expense	(7,280)	2,099,041	(1.39) %	(25,106)	3,427,395	(2.85) %

Net Interest Income	2,787			1,865
Provision for loan losses	(1,354)			-
Other MVA, net	227			(250)

Net Interest Income After Provision and Other MVA	$1,660			$1,615

Net Interest Income at Consolidated Entities

Net interest income at consolidated entities was $3 million in the first quarter of 2013, an increase of $1 million from the first quarter of 2012. During 2012 we sold our economic interests in and subsequently deconsolidated all of our Acacia entities and 15 legacy Sequoia entities. The increase in net interest income was a result of the benefit of deconsolidating these securitizations, which in the aggregate had negative net interest income during 2012. We have not added to our consolidated entities balances since 2011.

Other MVA at Consolidated Entities

The following table shows the impact of other MVA and impairments at our consolidated entities for the three months ended March 31, 2013 and 2012.

Table 25 Other MVA at Consolidated Entities

	Three Months Ended March 31,
(In Thousands)	2013	2012
Commercial loans, at fair value	$-	$11
Trading securities	-	34,406
Impairment on AFS securities	-	-
Risk management derivatives	-	(2,632)
ABS issued - Acacia	-	(32,053)
REO	227	18

Total Other MVA, Net	$227	$(250)

For the three months ended March 31, 2013, there were less than $1 million of net positive market valuation adjustments on REO properties at the legacy Sequoia entities. For the three months ended March 31, 2012, there were less than $1 million of net negative market valuation adjustments on the assets and liabilities at the Acacia entities, no impairments, and less than $1 million of net positive market valuation adjustments on REO properties at the legacy Sequoia entities. Prior to the fourth quarter of 2012, we applied the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option required that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. As we deconsolidated all Acacia entities in the fourth quarter of 2012, there will not be market valuations on these items going forward.

Loan Loss Provision at Consolidated Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The provision for loan losses at legacy consolidated Sequoia entities was $1 million for the three months ended March 31, 2013, as compared to no provision expense recorded for the three months ended March 31, 2012. The increase in the provision from 2012 to 2013 was primarily attributable to an increase in serious delinquencies during the first quarter of 2013 as compared to a decline in serious delinquencies during the first quarter of 2012. Net charge-offs were less than $1 million (or 0.03% of outstanding loan balances) for the three months ended March 31, 2013, as compared to $3 million (or 0.11% of outstanding loan balances) for the three months ended March 31, 2012. This resulted in an increase of less than $1 million and a decrease of $3 million in our allowance for loan losses for the three months ended March 31, 2013 and 2012, respectively. Charge-offs were generated by $2 million and $10 million of defaulted loan principal during the three months ended March 31, 2013 and 2012, respectively, for average implied loss severities of 37% and 33%, respectively.

The allowance for loan losses increased to $29 million (or 1.35% of outstanding residential loans held-for-investment balances) at March 31, 2013, from $28 million (or 1.25% of outstanding residential loans held-for-investment balances) at December 31, 2012. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) increased to $68 million (or 3.19% of outstanding loan balances) at March 31, 2013, from $63 million (or 2.75% of outstanding loan balances) at December 31, 2012. Loans originated in Florida, California, New Jersey, and New York accounted for 47% of total loans held by Sequoia entities and made up 49% of the serious delinquent loan balance at March 31, 2013.

At March 31, 2013, we estimate that there was one Sequoia entity that we consolidated for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at this consolidated entity were less than negative $1 million at March 31, 2013, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity is retired or deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table provides details of residential loan activity at consolidated Sequoia securitization entities for the three months ended March 31, 2013.

Table 26 Residential Loans at Sequoia Entities — Activity

(In Thousands)	Three Months Ended March 31, 2013
Balance at beginning of period	$2,272,812
Principal repayments	(135,975)
Charge-offs, net	795
Premium amortization	(1,697)
Transfers to REO	(1,326)
Provision for loan losses	(1,355)

Balance at End of Period	$2,133,254

Loan Characteristics

The following table highlights principal balances for loans at consolidated Sequoia entities by product type at March 31, 2013. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 88% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 11% of the portfolio, were primarily originated in 2009 or later. Of the $97 million of hybrid loans held at Sequoia securitization entities at March 31, 2013, $44 million (or 45%) had reset as of March 31, 2013, and now act as ARM loans.

Table 27 Loan Characteristics at Sequoia Entities

March 31, 2013
(Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,780,440	83.17%
Fixed	233,098	10.89%
Hybrid (years to reset)
Reset	43,723	2.04%
0-4	26,752	1.25%
5-8	26,968	1.26%
Second Lien
ARM	29,788	1.39%

Total Outstanding Principal	$2,140,769	100.00%

At March 31, 2013, the weighted average FICO score (at origination) of borrowers backing Sequoia loans outstanding was 736 and the weighted average original LTV ratio of Sequoia loans was 65%.

The following chart presents the weighted average prepayment speeds of loans held at Sequoia securitization entities still held at March 31, 2013, over the past four years.

Prepayment speeds on ARM loans continued to remain relatively low. At March 31, 2013, LIBOR ARM loans at consolidated Sequoia entities had a weighted average coupon of 1.80%.

The majority of hybrid loans and all of the fixed-rate loans at the consolidated Sequoia entities were securitized since 2010. Prepayment speeds on our hybrid loans remained stable, but elevated and continued to rise on fixed-rate loans as borrowers looked to take advantage of historically low interest rates through the refinancing of their existing loans. At March 31, 2013, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 3.73%, and fixed-rate loans had a weighted average coupon of 4.65%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities; some of these Sequoia securitization trusts are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of March 31, 2013, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

In addition, with respect to residential mortgage-backed securities issued by Sequoia securitization trusts prior to 2008, we believe that investors seeking recovery for any losses they incur on investments in these securities may be more likely to pursue remedies through securities-related litigation rather than through specific loan repurchase claims. We separately evaluate our exposure to such litigation when assessing whether the establishment of a litigation reserve is necessary under GAAP. For further discussion on litigation related contingencies see Note 14 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Resources and Liquidity

Set forth below is a discussion of our long-term debt and contractual obligations and commitments, as well as a discussion of asset-backed securities issued. For additional discussion of our capital resources and liquidity see “Summary of Financial Condition, Capital Resources, and Liquidity” above.

Long-Term Debt at Redwood

Commercial Borrowings

At March 31, 2013, we had one commercial loan warehouse facility with an outstanding balance of $17 million and a total borrowing limit of $150 million.

Convertible Notes

In March 2013, we issued in a public offering $287.5 million principal amount of our 4.625% convertible senior notes due 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. The interest expense yield on our convertibles notes was 5.35% for the three months ended March 31, 2013. At March 31, 2013, the accrued interest payable balance on this debt was less than $1 million.

Other Long-term Debt

Other long-term debt consists of $100 million and $50 million of trust preferred securities and subordinated notes, respectively issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities Issued at Securitization Entities

At March 31, 2013, there were $2.13 billion of loans owned at Sequoia securitization entities, which were funded with $2.06 billion of ABS issued at Sequoia entities. At March 31, 2013, there were $316 million of securities owned at the Residential Resecuritization, which were funded with $149 million of ABS issued. At March 31, 2013, there were $271 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $160 million of ABS issued. The ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. During the fourth quarter of 2012, we sold our remaining interests in the Acacia entities and derecognized the associated assets and liabilities.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia, Residential Resecuritization, and Commercial Securitization entities we consolidate for financial reporting purposes for the three months ended March 31, 2013.

Table 28 ABS Issued Activity — Securitization Entities

Three Months Ended March 31, 2013		Residential	Commercial
(In Thousands)	Sequoia	Resecuritization	Securitization	Total
Balance at beginning of period	$2,193,481	$164,746	$171,714	$2,529,941
Paydowns	(136,704)	(15,486)	(12,098)	(164,288)
Extinguishment of debt	(19)	-	-	(19)
Amortization	(1,110)	-	-	(1,110)

Balance at End of Period	$2,055,648	$149,260	$159,616	$2,364,524

The following table presents our contractual obligations and commitments at March 31, 2013, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 29 Contractual Obligations and Commitments

March 31, 2013	Payments Due or Commitment Expiration by Period
	Less Than	1 to 3	3 to 5	After 5
(In Millions)	1 Year	Years	Years	Years	Total
Obligations of Redwood
Short-term debt	$721	$-	$-	$-	$721
Convertible notes	-	-	-	288	288
Anticipated interest payments on convertible notes	8	33	27	0	68
Commercial borrowings	-	17	-	-	17
Anticipated interest payments on commercial borrowings	3	1	-	-	4
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt	3	8	10	157	178
Accrued interest payable	3	-	-	-	3
Operating leases	2	4	4	1	11

Total Redwood Obligations and Commitments	$740	$63	$41	$586	$1,430

Obligations of Entities Consolidated for Financial Reporting Purposes
Consolidated ABS (1)	$-	$43	$-	$2,322	$2,365
Anticipated interest payments on ABS (2)	36	83	97	585	801
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	38	126	97	2,907	3,168

Total Consolidated Obligations and Commitments	$778	$189	$138	$3,493	$4,598

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued are calculated based on the contractual maturity of the ABS and therefore assume no prepayments of the principal outstanding at March 31, 2013.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, consolidated Sequoia Entities, and the Commercial Securitization, was $18 million at March 31, 2013. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $2 million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

The majority of unsecuritized residential loans on our consolidated balance sheet at March 31, 2013, were being held for future securitizations and expected to be sold to non-consolidated entities. At the time of purchase, we may elect the fair value option for these loans. For residential loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Changes in Loss Contingency Reserves

We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.

Changes in Provision for Taxes

Our quarterly tax provision is determined by multiplying actual year-to-date GAAP earnings by our estimated annual effective tax rate (“ETR”) and subtracting any tax expense recorded in prior quarters of the current year. The ETR is calculated by dividing the estimated annual tax expense by the estimated annual GAAP pre-tax earnings for the current year. Our estimated annual tax expense includes estimates for GAAP earnings, permanent and temporary book-to-tax differences, valuation allowances, and taxable income. Changes in our estimates and fluctuations in quarterly GAAP earnings can cause volatility in the quarterly tax provision. It is possible that a change in estimates could cause us to have a tax provision in one quarter and a tax benefit in a later quarter. Changes in the tax provision can lead to significant GAAP earnings volatility each quarter.

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2013 and 2012. For each of these periods, we had no undistributed REIT taxable income.

Table 30 Taxable Income

	Three Months Ended March 31,
(In Thousands)	2013(1)	2012(1)
REIT taxable income	$16,060	$10,361
Taxable REIT subsidiary income (loss)	42,620	(2,051)

Total Taxable Income	$58,680	$8,310

Distributions to shareholders	$22,875	$19,636

(1)	Our tax results for the three months ended March 31, 2013 and 2012 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended March 31, 2013 was $59 million ($0.72 per share) and included $5 million in realized credit losses on investments. This compared to taxable income for the three months ended March 31, 2012, of $8 million ($0.11 per share) that included $10 million in credit losses.

For the three months ended March 31, 2013, we realized net capital gains of $3 million at the REIT for tax purposes. Net capital losses generated in 2013 by the REIT would have no effect on the taxability of our dividend. However, if the REIT were to generate realized net capital gains for the entire tax year, those gains would increase the portion of our dividend that is characterized as ordinary income to our shareholders.

We recorded a tax provision of $11 million for GAAP for the three months ended March 31, 2013 due to mortgage banking activities at our TRS. The tax provision largely represents a future tax obligation rather than a corporate level current tax liability that will be paid in 2013. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. Our first quarter tax provision represents a quarterly allocation of the tax we expect to pay in future periods after taking into consideration the effect of our remaining NOL carryforwards at our TRS. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2013 dividends.

Differences between Estimated Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage serving rights retained when whole loans are sold resulting in lower tax gain on sale, and, (vi) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The tables below reconcile our estimated taxable income to our GAAP income for the three months ended March 31, 2013 and 2012.

Table 31 Differences between Estimated Taxable Income (Loss) and GAAP Net Income

	Three Months Ended March 31, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$48,231	$53,524	$(5,293)
Interest expense	(11,093)	(18,354)	7,261

Net interest income	37,138	35,170	1,968
Provision for loan losses	-	(2,039)	2,039
Realized credit losses	(4,669)	-	(4,669)
Other market valuation adjustments, net	-	1,626	(1,626)
Mortgage banking activities, net	43,581	44,092	(511)
Operating expenses	(17,322)	(19,597)	2,275
Realized gains, net	-	12,267	(12,267)
Provision for income taxes	(48)	(10,909)	10,861

Net Income	$58,680	$60,610	$(1,930)

Income per share	$0.72	$0.69	$0.03

	Three Months Ended March 31, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$38,027	$58,740	$(20,713)
Interest expense	(6,184)	(30,655)	24,471

Net interest income	31,843	28,085	3,758
Provision for loan losses	-	(274)	274
Realized credit losses	(10,437)	-	(10,437)
Other market valuation adjustments, net	-	(628)	628
Mortgage banking activities, net	11	4,302	(4,291)
Operating expenses	(13,103)	(14,634)	1,531
Realized gains, net	-	13,620	(13,620)
Provision for income taxes	(5)	(8)	3

Net Income	$8,309	$30,463	$(22,154)

Income per share	$0.11	$0.37	$(0.26)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2013, the cumulative difference between the GAAP and tax amortized cost basis of our residential subordinate securities (excluding our investments in our securitization entities) was $59 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended March 31, 2013 and 2012, we realized $5 million and $10 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2012 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $105 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At March 31, 2013, for GAAP we had a designated credit reserve of $186 million on our securities, and an allowance for loan losses of $34 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At March 31, 2013, the REIT had an estimated $299 million in capital loss carryforwards ($3.66 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At March 31, 2013, we had an estimated $30 million in capital loss carryforwards at the TRS level. Since mortgage banking activities at the TRS generate ordinary income, it is difficult to anticipate when sales of capital assets may occur and, thus, when or whether we might exhaust these capital loss carryforwards at the TRS.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they were issued. Our tax basis in these securities was $68 million at March 31, 2013, which includes a tax basis of $56 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Conversely, prepayments on our IOs retained from securitizations completed in 2010 and later have been fast, resulting in a tax basis in excess of the fair values for these securities. Most of our Sequoia securitizations are callable or will become callable over the next two years, although we do not currently anticipate any Sequoia securitizations being called in the foreseeable future. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

As an example, for GAAP we expense the grant date fair value of performance stock units (“PSUs”) granted over the vesting term of those PSUs (regardless of the degree to which the performance conditions for vesting are ultimately satisfied, if at all), whereas for tax the value of the PSUs that actually vest in accordance with the performance conditions of those awards and are subsequently distributed to the award recipient is recorded as an expense on the date of distribution. If no PSUs under a particular grant ultimately vest, due to the failure to satisfy the performance conditions, no tax expense will be recorded for those PSUs, even though we would have already recorded expense for GAAP equal to the grant date fair value of the PSU awards. Conversely, if performance is such that a number of shares of common stock equal to 200% of the PSU award ultimately vest and are delivered to the award recipient, expense for tax will equal the common stock value on the date of distribution of 200% of the number of PSUs originally granted. This expense for tax could significantly exceed the recorded expense for GAAP.

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

Critical Accounting Policies

See the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, for a detailed discussion of the Company’s critical accounting policies.

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

Market Risks

We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these is further discussed above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

With respect to some of the loans securitized by securitization entities sponsored by us and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults that can lead to additional credit losses.

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

Commercial Loans and Securities

The commercial loans we invest in are typically fixed-rate loans. The majority of the mezzanine loans we invest in are interest-only loans that are generally subordinate to senior lien holders and are backed by a transaction sponsor or borrowing entity and not real property. The commercial securities we invest in are typically subordinate securities backed by first-lien commercial loans that credit enhance more senior securities backed by the same loans and may thus expose us to a more concentrated credit risk than other investors. In general, the loans we invest in or the loans backing securities that we credit enhance require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender. The ability of the borrower to pay us back at maturity is a function of the cash flows generated on the commercial property, as well as the general level of interest rates. If interest rates rise to an extent that the cash flows on the property are insufficient to cover a new loan that is sufficient to pay off our loan, we would be subject to credit losses at maturity.

In addition, we originate commercial loans secured by first liens on commercial real estate with the intention to sell these loans or securitize them within a relatively short period of time following origination. Between the time of origination and the time of sale or securitization of these senior loans, we are exposed to credit risk associated with these loans. In addition, we may, in some circumstances, invest in a subordinate security issued in a securitization transaction that includes one or more senior loans we originated, in which case we would continue to be exposed to credit risk with respect to these and other loans included in that securitization through our ownership of those subordinate securities.

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

In addition, because we rely on the availability of credit under committed and uncommitted borrowing facilities to fund our business and investments, our counterparties’ willingness and ability to extend credit to us under these facilities is a significant counterparty risk (and is discussed further above under the heading “Fair Value and Liquidity Risks”).

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

Prepayment Risk

Prepayment risks exist in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs) and MSRs benefit from slower prepayments on the underlying loans. We note that changes in residential loan prepayment rates could result in GAAP and tax earnings volatility.

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

Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities

As described above under the heading “Results of Operations – Redwood (Parent),” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans we originate (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short-term borrowings to fund other aspects of our business and operations.

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with four different financial institution counterparties. Under these four warehouse facilities, we have an aggregate borrowing limit of $1.0 billion; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

These residential loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.”

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

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.”

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

Commercial Mortgage Loan Warehouse Facility. Another source of short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. Under this warehouse facility, we have an aggregate borrowing limit of $100 million; however, this facility is uncommitted, which means that any request we make to borrow funds under this facility may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Short-term financing for commercial mortgage loans is obtained under this facility by our transfer of commercial mortgage loans to a special purpose entity which transfers them to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial mortgage loans), and our covenant to reacquire those commercial mortgage loans from the counterparty for the same amount plus a financing charge. Other periodic payments are also due under the facility.

In order to obtain financing for a commercial mortgage loan under this facility, the commercial mortgage loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial mortgage loan is not in a delinquent status. In addition, under this facility, a commercial mortgage loan can only be financed for a maximum period, which period would not generally exceed 180 days. We generally intend to repay the short-term financing of a commercial mortgage loan under this facility at or prior to the expiration of the financing term with the proceeds of a sale or securitization of that commercial mortgage loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a commercial mortgage loan is financed under this facility, to the extent the market value of the commercial mortgage loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial mortgage loan or meet a margin requirement to pledge additional collateral, such as cash or additional commercial mortgage loans, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because this warehouse facility is uncommitted, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.” In addition, with respect to commercial mortgage loans that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks,” if and when those commercial mortgage loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

Under our commercial mortgage loan warehouse facility, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, the terms of this facility include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “–Residential Loan Warehouse Facilities”). Financial covenants included in this warehouse facility are further described below under the heading “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.”

Our commercial mortgage loan warehouse facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.”

In addition to the commercial mortgage loan warehouse facility described above, in the ordinary course of business we may seek to establish additional facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our facilities becomes insolvent or unable or unwilling to perform its obligations under a facility, we may be unable to access the financing we need or we may fail to recover the full value of our commercial mortgage loans financed under the applicable facility.

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

Commercial Debt Investment Repurchase Facility. Another source of debt financing is secured borrowings through a commercial debt investment repurchase facility that is in place with a financial institution counterparty. Under this repurchase facility, we have an aggregate borrowing limit of $150 million; however, any request we make to borrow funds under this facility secured by a particular commercial debt investment may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Financing for commercial debt investments is obtained under this facility by our transfer of commercial debt investments to a special purpose entity which is beneficially owned by the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial debt investments), and our covenant to reacquire those commercial debt investments for the same amount plus a financing charge. Other periodic payments are also due under the facility.

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

Because the counterparty under this facility retains discretion to accept or reject a financing with respect to any particular commercial debt investment, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.” In addition, with respect to commercial debt investments that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks,” if and when those commercial debt investments become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

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

Our commercial debt investment repurchase facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Risk Factors,” and above under the heading “Market Risks.”

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

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. Financial covenants included in this facility are as follows and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡

Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood, including a separate minimum ratio for commercial assets which is applicable under certain specified circumstances.

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2013 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2013 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with four different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

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

•

Securities Repurchase Facilities. Another source of our short-term debt financing is secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. Another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. This facility includes the margin call provisions described below and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

¡

If at any time the market value (as determined by the creditor) of any commercial mortgage loan financed under the facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash or additional commercial mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the following business day. The value of additional commercial mortgage loans transferred as additional collateral is determined by the creditor.

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended March 31, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2012.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2013, the FHLB-Seattle had received approximately $112 million of principal and $10.9 million of interest payments in respect of the Seattle Certificate. As of March 31, 2013, the Seattle Certificate had a remaining outstanding principal amount of approximately $21.3 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage passthrough certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of March 31, 2013, Schwab had received approximately $12.5 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of March 31, 2013, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.4 million. SRF has denied Schwab’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at March 31, 2013, the FHLB Chicago had received approximately $69 million of principal and $23 million of interest payments in respect of this Chicago Certificate. As of March 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $36 million. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at March 31, 2013, the FHLB Chicago had received approximately $248 million of principal and $79 million of interest payments in respect of this Chicago Certificate. As of March 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $128 million (after taking into account approximately $2.8 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the three months ended March 31, 2013. At March 31, 2013, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
4.1	Indenture, dated March 6, 2013, between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)
4.2	First Supplemental Indenture, dated March 6, 2013, between the Registrant and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012;

(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: May 6, 2013	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
4.1	Indenture, dated March 6, 2013, between the Registrant and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)
4.2	First Supplemental Indenture, dated March 6, 2013, between the Registrant and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September, 2012, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012;

(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.