Form 10-Q
period 2013-06-30
REDWOOD TRUST INC
filed 2013-08-08
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,325,219 shares outstanding as of August 5, 2013

REDWOOD TRUST, INC.

2013 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2013	December 31, 2012

ASSETS

Residential loans, held-for-sale (includes $1,220,490 and $556,283 at fair value)	$1,221,098	$562,658
Residential loans, held-for-investment	1,998,178	2,272,812
Commercial loans, held-for-sale (includes $149,470 and $0 at fair value)	149,470	8,500
Commercial loans, held-for-investment	345,353	304,510
Real estate securities, at fair value	1,314,305	1,108,753
Mortgage servicing rights	43,098	5,315
Cash and cash equivalents	207,694	81,080

Total earning assets	5,279,196	4,343,628

Restricted cash	405	383
Accrued interest receivable	16,111	12,442
Derivative assets	43,341	2,972
Deferred securities issuance costs	15,976	9,293
Other assets	80,383	75,380

Total Assets (1)	$5,435,412	$4,444,098

LIABILITIES AND EQUITY

Liabilities
Short-term debt	$1,445,961	$551,918
Accrued interest payable	8,682	4,592
Derivative liabilities	29,571	51,081
Accrued expenses and other liabilities	83,998	26,902
Asset-backed securities issued	2,214,296	2,529,941
Long-term debt	443,591	139,500

Total liabilities (1)	4,226,099	3,303,934

Equity
Common stock, par value $0.01 per share, 180,000,000 and 165,000,000 shares authorized; 82,331,736 and 81,716,416 issued and outstanding	823	817
Additional paid-in capital	1,754,658	1,744,554
Accumulated other comprehensive income	118,283	138,332
Cumulative earnings	759,235	633,052
Cumulative distributions to stockholders	(1,423,686)	(1,376,591)

Total equity	1,209,313	1,140,164

Total Liabilities and Equity	$5,435,412	$4,444,098

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2013 and December 31, 2012, assets of consolidated VIEs totaled $2,573,802 and $2,901,214, respectively, and liabilities of consolidated VIEs totaled $2,216,586 and $2,532,916, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Interest Income
Residential loans	$18,845	$21,243	$36,469	$44,622
Commercial loans	9,623	5,534	19,794	10,881
Real estate securities	29,114	32,732	54,831	62,726
Cash and cash equivalents	137	14	149	35

Total interest income	57,719	59,523	111,243	118,264
Interest Expense
Short-term debt	(4,686)	(2,299)	(8,494)	(4,126)
Asset-backed securities issued	(10,297)	(24,203)	(21,309)	(50,655)
Long-term debt	(6,480)	(2,379)	(10,014)	(4,755)

Total interest expense	(21,463)	(28,881)	(39,817)	(59,536)

Net Interest Income	36,256	30,642	71,426	58,728
Reversal of provision for loan losses	3,272	1,340	1,233	1,065
Other market valuation adjustments	(4,616)	217	(4,895)	(708)
Other-than-temporary impairments (1)	(1,642)	(303)	(1,666)	(635)

Other market valuation adjustments, net	(6,258)	(86)	(6,561)	(1,343)

Net Interest Income After Provision and Other Market Valuation Adjustments	33,270	31,896	66,098	58,450
Mortgage banking activities, net	58,531	(3,607)	104,552	1,324
Operating expenses	(23,644)	(15,165)	(43,241)	(29,799)
Realized gains, net	556	6,995	12,823	20,615

Net income before provision for income taxes	68,713	20,119	140,232	50,590
Provision for income taxes	(3,140)	(592)	(14,049)	(600)

Net Income Attributable to Redwood Trust, Inc.	$65,573	$19,527	$126,183	$49,990

Basic earnings per common share	$0.78	$0.24	$1.50	$0.62
Diluted earnings per common share	$0.71	$0.24	$1.40	$0.61
Regular dividends declared per common share	$0.28	$0.25	$0.56	$0.50
Basic weighted average shares outstanding	82,123,823	78,815,313	81,729,014	78,606,336
Diluted weighted average shares outstanding	96,171,713	78,815,313	91,647,400	79,965,406

(1)

For the three months ended June 30, 2013, other-than-temporary impairments were $1,642, none of which were recognized in Accumulated Other Comprehensive Income. For the three months ended June 30, 2012, other-than-temporary impairments were $411, of which $108 were recognized in Accumulated Other Comprehensive Income.

For the six months ended June 30, 2013, other-than-temporary impairments were $1,666, none of which were recognized in Accumulated Other Comprehensive Income. For the six months ended June 30, 2012, other-than-temporary impairments were $892, of which $257 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Net Income	$65,573	$19,527	$126,183	$49,990
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(38,012)	1,374	(28,982)	42,075
Reclassification of unrealized (gain) loss to net income	(242)	337	(12,249)	414
Net unrealized gain (loss) on interest rate agreements	13,585	(16,453)	21,025	(3,260)
Reclassification of unrealized loss on interest rate agreements to net income	69	1,098	157	2,134

Total other comprehensive (loss) income	(24,600)	(13,644)	(20,049)	41,363

Comprehensive Income Attributable to Redwood Trust, Inc.	$40,973	$5,883	$106,134	$91,353

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2013

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Total
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	126,183	-	126,183
Other comprehensive (loss) income	-	-	-	(20,049)	-	-	(20,049)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	321,120	3	6,043	-	-	-	6,046
Employee stock purchase and incentive plans	294,200	3	(5,454)	-	-	-	(5,451)
Non-cash equity award compensation	-	-	9,515	-	-	-	9,515
Common dividends declared	-	-	-	-	-	(47,095)	(47,095)

June 30, 2013	82,331,736	$823	$1,754,658	$118,283	$759,235	$(1,423,686)	$1,209,313

For the Six Months Ended June 30, 2012
				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions
(Unaudited)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$892,584
Net income	-	-	-	-	49,990	-	49,990
Other comprehensive income	-	-	-	41,363	-	-	41,363
Issuance of common stock:
Dividend reinvestment & stock purchase plans	384,005	4	4,429	-	-	-	4,433
Employee stock purchase and incentive plans	322,915	3	(1,914)	-	-	-	(1,911)
Non-cash equity award compensation	-	-	5,217	-	-	-	5,217
Common dividends declared	-	-	-	-	-	(40,498)	(40,498)

June 30, 2012	79,262,828	$793	$1,705,711	$28,212	$551,273	$(1,334,811)	$951,178

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Six Months Ended June 30,
(Unaudited)	2013	2012
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$126,183	$49,990
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(11,780)	(12,953)
Depreciation and amortization of non-financial assets	224	1,612
Purchases of loans	(5,457,558)	(998,906)
Proceeds from sales of loans	4,635,630	754,175
Principal payments on loans	5,169	4,102
Net settlements of derivatives	9,784	(17,160)
Reversal of provision for loan losses	(1,233)	(1,065)
Non-cash equity award compensation	9,515	5,217
Market valuation adjustments, net	(84,560)	12,959
Realized gains, net	(23,854)	(33,452)
Net change in:
Accrued interest receivable, deferred tax assets, and other assets	(10,871)	(701)
Accrued interest payable and accrued expenses and other liabilities	61,186	16,606

Net cash used in operating activities	(742,165)	(219,576)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(54,539)	(95,508)
Proceeds from sales of loans (1)	440	386,143
Principal payments on loans	284,076	287,996
Purchases of real estate securities	(298,946)	(409,788)
Proceeds from sales of real estate securities	31,195	101,662
Principal payments on real estate securities	81,250	95,536
Proceeds from deconsolidation	-	6,386
Net increase in restricted cash	(22)	(3,566)

Net cash provided by investing activities	43,454	368,861

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,989,557	707,051
Repayments on short-term debt	(3,095,514)	(679,688)
Proceeds from issuance of asset-backed securities	-	96
Repayments on asset-backed securities issued	(313,848)	(322,000)
Deferred securities issuance costs	(9,184)	-
Proceeds from issuance of long-term debt	304,100	-
Repayments on long-term debt	(9)	-
Net settlements of derivatives	(5)	(12,195)
Net proceeds from issuance of common stock	3,064	292
Taxes paid on equity award distributions	(5,741)	-
Dividends paid	(47,095)	(40,498)

Net cash provided by (used in) financing activities	825,325	(346,942)

Net increase (decrease) in cash and cash equivalents	126,614	(197,657)
Cash and cash equivalents at beginning of period	81,080	267,176

Cash and cash equivalents at end of period	$207,694	$69,519

Supplemental Disclosures:
Cash paid for interest	$37,581	$59,152
Cash paid for taxes	1,097	155
Transfers from residential loans to real estate owned	2,687	3,406

(1)

For the six months ended June 30, 2012, the proceeds from sales of loans included in investing activities related to loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Our investment portfolio includes investments in residential mortgage-backed securities issued in Sequoia securitization transactions, as well as residential securities issued by third parties. We may also invest in other assets, securities, and instruments that are related to residential real estate, such as, mortgage servicing rights (“MSRs”). Our investment portfolio also includes investments in commercial loans that are originated through our commercial mortgage banking activities and may also include investments in commercial mortgage backed securities (“CMBS”) or other forms of commercial real estate financing originated by others. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

Beginning in the second quarter of 2013, we are presenting market valuation changes for our retained Sequoia interest-only (“IO”) securities in mortgage banking activities and have conformed the presentation of prior periods for consistency of comparison. This change better aligns our reported results with the economics underlying our residential mortgage banking activities as we utilize our retained Sequoia IO securities as an economic hedge to manage interest rate risk on our inventory of residential mortgage loans held for future sale and those indentified for purchase. Certain other prior year amounts have been reclassified in the consolidated financial statements and the related footnotes to conform to the 2013 presentation.

Organization

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. Our consolidated subsidiaries include both qualifying REIT subsidiaries and taxable subsidiaries. References to the REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. References to Sequoia with respect to any time or period generally refer collectively to all the then consolidated Sequoia securitization entities for the periods presented. We have also engaged in securitization transactions in order to obtain financing for certain of our securities and commercial loans. We previously engaged in other securitization transactions through the Acacia program, which was used for the securitization of mortgage-backed securities and other types of financial assets. References to Acacia generally refer collectively to the consolidated Acacia securitization entities for the periods presented.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 2. Basis of Presentation — (continued)

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

For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Our decision to apply the fair value option for new financial instruments is generally based upon our funding strategy for the specific financial asset acquired. For example, securities that we anticipate funding with equity will generally be accounted for as available-for-sale (“AFS”) securities. Securities that we anticipate funding with a combination of debt and equity or those financed through the issuance of asset-backed liabilities will generally be accounted for in a manner consistent with the associated liabilities. Additionally, we may elect to apply the fair value option for loans we anticipate selling to Sequoia securitizations or third parties and for financial instruments that may not perform similarly to our traditional real estate investments or are particularly volatile or complex in structure.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

status. Gains or losses on the sale of residential or commercial loans are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

Residential and Commercial Loans — Fair Value

We have elected the fair value option for certain residential and commercial loans held-for-sale. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential and commercial loans held at fair value.

Residential and Commercial Loans — Held-for-Investment

Loans held-for-investment include residential loans owned at consolidated Sequoia entities and commercial loans owned at the Commercial Securitization entity and by us, net of any allowance for loan losses. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as a serious delinquency. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is accounted for as a reduction in the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered reperforming. A restructured loan is considered reperforming when the loan has been current for at least 12 months.

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

June 30, 2013

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

June 30, 2013

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

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Trading Securities

We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities may include residential and commercial securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of Sequoia IO securities designated as trading securities are reported in mortgage banking activities, net, a component of our consolidated statements of income. All changes in fair value of other trading securities are reported through our consolidated statements of income in other market valuation adjustments, net.

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

If we conclude through our analysis that there has been no significant adverse change in our cash flow assumptions for the security, then the impairment is deemed temporary in nature and the associated difference between the security’s fair value and its amortized cost basis is recorded as an unrealized loss through accumulated other comprehensive income, in our consolidated statements of changes in equity. Alternatively, if we conclude that there has been a significant adverse change in our cash flow assumptions for the security, then the impairment is deemed an OTTI and we perform an additional analysis to determine what portion of OTTI, if any, should be recorded through our consolidated statements of income. This analysis entails discounting the security’s cash flows to a present value using the prior period yield for the security to determine an “expected recoverable value.” The difference between this expected recoverable value and the amortized cost basis of the security is deemed to be the “credit” component of the OTTI that is recorded in our consolidated statements of income. The amortized cost of the security is then adjusted to the expected recoverable value, and the difference between this expected recoverable value and the estimated fair value is deemed to be the “non-credit” component of the OTTI and is recorded to accumulated other comprehensive income. Future amortization and accretion for the security is computed based upon the new amortized cost basis.

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

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. We contract with a licensed sub-servicer to perform servicing functions for loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

underlying our MSRs. MSRs are initially recognized and carried at their estimated fair values. Changes in the fair value of MSRs are reported in mortgage banking activities, net, a component of our consolidated statements of income.

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

Derivative Financial Instruments

Derivative financial instruments we typically utilize include contractual interest rate agreements, financial futures contracts, and “To Be Announced” (“TBA”) contracts. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each of our derivative financial instruments as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Interest Rate Agreements

Interest rate agreements that we currently utilize include swaps and swaptions. Interest rate swaps are agreements in which (i) one counterparty exchanges a stream of fixed interest payments for another counterparty’s stream of variable interest cash flows; or, (ii) each counterparty exchanges variable interest cash flows that are referenced to different indices. Interest rate swaptions are agreements that provide the owner the right but not the obligation to enter into an underlying interest rate swap with a counterparty in the future. Interest rate caps are agreements in which the owner receives payments at the end of each period for which the prevailing interest rate exceeds an agreed upon strike price. We enter into interest rate agreements primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

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

Deferred Tax Assets

Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for mortgage servicing rights, discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset for GAAP. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax. When this occurs, we establish a deferred tax liability for GAAP. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Other Assets

Other assets include REO, margin receivable, income tax receivables, fixed assets, principal receivable, and other prepaid expenses.

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

Accrued Interest Payable

Accrued interest payable includes interest that is due and payable to third parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements, and is paid semi-annually for our convertible debt. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

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

Acacia ABS Issued

Prior to the fourth quarter of 2012, we consolidated certain Acacia securitization entities. Acacia ABS issued were accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) were reported in our consolidated statements of income through other market valuation adjustments, net.

Residential Resecuritization ABS Issued

Residential Resecuritization ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable semiannually and the notes mature on April 15, 2018. If converted by a holder, upon conversion, the holder of the notes would receive shares of our common stock.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income allocable to common shareholders, less income allocated to participating securities (as described herein). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards and the assumed conversion of convertible notes to common shares.

The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents. Accounting guidance on EPS defines vested and unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

See Note 15 for further discussion on equity.

Incentive Plans

In May 2013, our shareholders approved an amendment and restatement to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The amendment provided, among other things, for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (“ISOs”), non-qualifying stock options (“NQSOs”), performance stock units (“PSUs”), deferred stock units (“DSUs”), restricted stock, performance shares, performance units, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (“DERs”) to eligible recipients other than non-employee directors. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately.

For equity awards granted after December 1, 2008, the cost of the awards is amortized over the vesting period on a straight-line basis.

Employee Stock Purchase Plan

In May 2013, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (“ESPP”) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the last day of the calendar quarter.

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

June 30, 2013

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

Balance Sheet Netting

Certain of our derivatives, warehouse, and repurchase agreements are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets and liabilities and collateral subject to master netting arrangements in a net position on our consolidated balance sheet. However, we do not report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheet.

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2013 and December 31, 2012.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
June 30, 2013 (In Thousands)	Amounts of Recognized Assets (Liabilities)	Offset in Consolidated Balance Sheet	(Liabilities) Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$34,358	$-	$34,358	$(11,092)	$(19,796)	$3,470
TBAs	8,655	-	8,655	(1,139)	(4,624)	2,892
Futures	328	-	328	(328)	-	-

Total Assets	$43,341	$-	$43,341	$(12,559)	$(24,420)	$6,362

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Liabilities (2)
Interest rate agreements	$(27,785)	$-	$(27,785)	$11,092	$15,444	$(1,249)
TBAs	(1,139)	-	(1,139)	1,139	-	-
Futures	(647)	-	(647)	328	319	-
Loan warehouse debt	(1,082,726)	-	(1,082,726)	1,082,726	-	-
Security repurchase agreements	(363,235)	-	(363,235)	363,235	-	-
Commercial borrowings	(16,591)	-	(16,591)	16,591	-	-

Total Liabilities	$(1,492,123)	$-	$(1,492,123)	$1,475,111	$15,763	$(1,249)

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
December 31, 2012 (In Thousands)	Amounts of Recognized Assets (Liabilities)	Offset in Consolidated Balance Sheet	(Liabilities) Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$2,972	$-	$2,972	$(2,210)	$-	$762
TBAs	-	-	-	-	-	-
Futures	-	-	-	-	-	-

Total Assets	$2,972	$-	$2,972	$(2,210)	$-	$762

Liabilities (2)
Interest rate agreements	$(50,476)	$-	$(50,476)	$2,210	$48,266	$-
TBAs	-	-	-	-	-	-
Futures	(607)	-	(607)	-	607	-
Loan warehouse debt	(179,982)	-	(179,982)	179,982	-	-
Security repurchase agreements	(371,936)	-	(371,936)	371,936	-	-

Total Liabilities	$(603,001)	$-	$(603,001)	$554,128	$48,873	$-

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

(2)

Interest rate agreements, TBAs, and futures are components of derivatives instruments on our consolidated balances sheets. Loan warehouse debt, which is secured by residential mortgage loans, and security repurchase agreements are components of short-term debt on our consolidated balance sheets. Commercial borrowings are a component of long-term debt on our consolidated balance sheet.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Assets and Liabilities of Consolidated VIEs at June 30, 2013

June 30, 2013 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$1,998,178	$-	$-	$1,998,178
Commercial loans, held-for-investment	-	-	270,449	270,449
Real estate securities, at fair value	-	294,771	-	294,771
Restricted cash	148	2	138	288
Accrued interest receivable	3,461	751	1,939	6,151
Other assets	3,965	-	-	3,965

Total Assets	$2,005,752	$295,524	$272,526	$2,573,802

Accrued interest payable	$1,509	$33	$748	$2,290
Asset-backed securities issued	1,920,614	134,156	159,526	2,214,296

Total Liabilities	$1,922,123	$134,189	$160,274	$2,216,586

Number of VIEs	24	1	1	26

We consolidate the assets and liabilities of certain Sequoia securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or subordinate investments in, each entity; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia entities in accordance with GAAP.

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

June 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Residential Resecuritization entity. In connection with this transaction, we acquired certain senior and subordinate securities that we continue to hold. We engaged in the Residential Resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our senior residential securities portfolio.

We consolidate the assets and liabilities of the Commercial Securitization entity, as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred subordinate commercial loans to RCMC 2012-CREL1, a securitization entity. In connection with this transaction, we acquired certain subordinate securities that we continue to hold. We engaged in the Commercial Securitization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our commercial mezzanine portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed loans through our subordinate investment in the Commercial Securitization.

Analysis of Unconsolidated VIEs with Continuing Involvement

During 2012 and the six months ended June 30, 2013, we transferred residential loans to 14 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheet at June 30, 2013, and classify those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classify as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2013 and 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Principal balance of loans transferred	$1,802,058	$293,590	$4,042,710	$1,036,856
Trading securities retained, at fair value	40,642	5,610	91,850	26,786
AFS securities retained, at fair value	92,367	17,267	207,095	56,717
Gains on sale	-	4,243	-	11,609
MSRs recognized	16,148	1,029	28,614	2,608

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us for the three and six months ended June 30, 2013 and 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Cash proceeds	$1,705,504	$277,269	$3,859,354	$972,073
MSR fees received	2,099	137	3,075	154
Funding of compensating interest	(145)	(13)	(263)	(16)
Cash flows received on retained securities	9,883	2,071	14,950	3,099

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
	Three Months Ended June 30,		Six Months Ended June 30,
At Date of Securitization	2013	2012	2013	2012
Prepayment speeds	5 - 12%	5 - 21%	5 - 14%	5 - 19%
Discount rates	12%	10%	12%	9%

The following table presents additional information at June 30, 2013 and December 31, 2012, related to unconsolidated securitizations sponsored by us during 2012 and the six months ended June 30, 2013.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2013	December 31, 2012
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$123,591	$10,409
Subordinate securities, classified as AFS	318,789	113,681
Maximum loss exposure (1)	442,380	124,090
Principal balance of loans outstanding	5,383,219	1,736,331

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2013 and December 31, 2012.

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2013 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at June 30, 2013	$43,098	$123,591	$318,789
Expected weighted-average life (in years)	8	6	13

Prepayment speed assumption (annual CPR)	8%	13%	14%
Decrease in fair value from:
10% adverse change	$1,367	$4,275	$844
25% adverse change	3,284	34,398	1,974

Discount rate assumption	12%	5%	6%
Decrease in fair value from:
100 basis point increase	$1,822	$5,931	$28,365
200 basis point increase	3,309	11,357	52,835

Credit loss assumption	N/A	0.22%	0.22%
Decrease in fair value from:
10% higher losses	N/A	$39	$1,128
25% higher losses	N/A	98	2,816

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

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

Continuing Involvement with VIEs with No Economic Interest

During 2012, we sold all of our remaining economic interests in Acacia entities and, pursuant to an accounting analysis, deconsolidated the Acacia entities and derecognized the associated assets and liabilities for financial reporting purposes. We maintain limited continuing involvement through our role as collateral manager for all but one of these Acacia entities. Our role as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, as all but two of these entities have experienced events of default. Additionally, we will continue to receive the collateral management fee for these entities, which has decreased significantly and will continue to do so as the balance on which the fee is determined continues to decline.

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the consolidation analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2013, grouped by collateral type and ownership interest.

Third-Party VIE Summary

June 30, 2013 (Dollars in Thousands)	Fair Value
Residential real estate securities at Redwood
Senior	$481,190
Re-REMIC	154,167
Subordinate	384,176

Total Investments in Third-Party Real Estate Securities	$1,019,533

We determined that we are not the primary beneficiary of any third-party residential or commercial entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

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

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$1,219,368	$1,219,368	$553,576	$553,576
At lower of cost or fair value	1,730	1,807	9,082	9,324
Residential loans, held-for-investment	1,998,178	1,801,052	2,272,812	2,062,352
Commercial loans, held-for-sale
At fair value	149,470	149,470	-	-
At lower of cost or fair value	-	-	8,500	8,500
Commercial loans, held-for-investment	345,353	349,212	304,510	309,547
Trading securities	141,615	141,615	33,172	33,172
Available-for-sale securities	1,172,690	1,172,690	1,075,581	1,075,581
Mortgage servicing rights	43,098	43,098	5,315	5,315
Cash and cash equivalents	207,694	207,694	81,080	81,080
Restricted cash	405	405	383	383
Accrued interest receivable	16,111	16,111	12,442	12,442
Derivative assets	43,341	43,341	2,972	2,972
REO (1)	3,965	4,971	4,245	5,540
Margin receivable (1)	55,926	55,926	63,424	63,424
Other collateral posted (1)	5,000	5,000	-	-

Liabilities
Short-term debt	$1,445,961	$1,445,961	$551,918	$551,918
Accrued interest payable	8,682	8,682	4,592	4,592
Derivative liabilities	29,571	29,571	51,081	51,081
ABS issued	2,214,296	1,991,401	2,529,941	2,372,971
Commercial borrowings	16,591	16,591	-	-
Convertible notes	287,500	283,547	-	-
Other long-term debt	139,500	104,625	139,500	90,675

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $41 million and $92 million of residential senior securities and $2.53 billion and $5.07 billion of residential loans (principal balance) that we acquired during the three and six months ended June 30, 2013, respectively. During the three months ended June 30, 2013, we also elected the fair value option for $150 million of commercial senior loans we acquired. We anticipate electing the fair value option residential senior securities and all future purchases of loans that we intend to sell to third parties or transfer to Sequoia securitizations. We have historically elected the fair value option for certain commercial loans and trading securities, as well as certain third-party residential securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2013, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013

June 30, 2013	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$1,219,368	$-	$-	$1,219,368
Commercial loans, at fair value	149,470	-	149,470	-
Trading securities	141,615	-	-	141,615
Available-for-sale securities	1,172,690	-	-	1,172,690
MSRs	43,098	-	-	43,098
Derivative assets	43,341	8,983	34,358	-

Liabilities
Derivative liabilities	29,571	1,786	27,785	-

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
(In Thousands)	Residential Loans	Trading Securities	AFS Securities	MSRs
Beginning balance - December 31, 2012	$553,576	$33,172	$1,075,581	$5,315
Principal paydowns	(2,486)	(31)	(81,218)	-
(Losses) gains in net income, net	(19,601)	33,558	26,722	9,169
Unrealized losses in OCI, net	-	-	(41,230)	-
Acquisitions	5,154,352	91,850	207,096	28,614
Sales	(4,465,558)	(16,934)	(14,261)	-
Other settlements, net	(915)	-	-	-

Ending Balance - June 30, 2013	$1,219,368	$141,615	$1,172,690	$43,098

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at both June 30, 2013 and 2012. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2013 and 2012 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2013 and 2012 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Assets
Residential loans, at fair value	$(59,649)	$-	$(59,641)	$-
Commercial loans, at fair value	-	111	-	122
Trading securities	31,354	10,585	30,866	43,019
Available-for-sale securities	(1,642)	(303)	(1,665)	(635)
MSRs	9,450	(476)	9,532	(482)

Liabilities
Derivative liabilities	-	(195)	-	(1,090)
ABS issued - Acacia	-	(12,973)	-	(45,026)

The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2013. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2013

					Gain (Loss) for
June 30, 2013	Carrying	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	June 30, 2013	June 30, 2013
Assets
Residential loans, at lower of cost or fair value	$1,122	$-	$-	$1,122	$37	$42
REO	2,117	-	-	2,117	(368)	(459)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Other
Residential loans, at lower of cost or fair value	$38	$405	$78	$498
Commercial loans, at fair value	-	111	-	122
Trading securities	(4,140)	16,349	(4,707)	49,824
Impairments on AFS securities	(1,642)	(303)	(1,665)	(635)
REO	(558)	(162)	(331)	(144)
Other derivative instruments, net	44	(3,513)	64	(5,982)
ABS issued - Acacia	-	(12,973)	-	(45,026)

Total other	(6,258)	(86)	(6,561)	(1,343)

Mortgage banking activities
Residential loans, at fair value	(41,405)	-	(6,535)	-
Commercial loans, at fair value	(345)	-	(345)	-
Trading securities	36,336	(5,363)	38,265	(4,674)
MSRs	8,827	(527)	9,169	(544)
Derivative instruments, net	49,544	(3,282)	50,567	(6,398)

Total mortgage banking activities	52,957	(9,172)	91,121	(11,616)

Total Market Valuation Adjustments, Net	$46,699	$(9,258)	$84,560	$(12,959)

Valuation Policy

We maintain a policy that specifies the methodology we use to value different types of financial instruments. Significant changes to the valuation methodology are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation process described below. A subset of our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods.

Valuation Process

We estimate fair values for financial assets or liabilities based on available observable and unobservable inputs observed in the marketplace. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

June 30, 2013	Fair				Weighted
(Dollars in Thousands)	Value	Unobservable Input	Range		Average
Assets
Residential loans, at fair value
Loans priced to securitization	$1,047,686	Discount rate	4 - 4%		4%
		Prepayment rate	10 - 10%		10%
		Default rate	1 - 1%		1%
		Loss severity	22 - 22%		22%
		Credit support	7 - 7%		7%

Loans priced to whole loan market	171,682	Pool fallout assumption	0 - 5%		4%
		Fallout assumption price discount	0 - 5 pt	s	4 pt	s

Residential loans, at lower of cost or fair value	1,122	Loss severity	15 - 28%		21%

Trading and AFS securities	1,314,305	Discount rate	5 - 18%		7%
		Prepayment speed	1 - 40%		14%
		Default rate	0 - 37%		10%
		Loss severity	20 - 64%		38%
		Credit support	0 - 59%		6%

MSRs	43,098	Discount rate	12 - 12%		12%
		Prepayment rate	6 - 50%		8%

REO	2,117	Historical loss adjustment	0 - 40%		10%

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

June 30, 2013

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

Estimated fair values for commercial senior mortgage loans are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include third-party CMBS sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for purchase into securitization (Level 2).

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

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2013, we received dealer price indications on 76% of our securities. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 3% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

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

For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At June 30, 2013 and December 31, 2012, we had no Level 3 derivatives.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuations of the MSRs were 1% lower than the third-party valuation.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

value based upon a decrease in default rates and would generally decrease in value if the prepayment rate or credit support input were to decrease.

As part of our ABS issued valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at June 30, 2013, we received dealer price indications on 38% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 1% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

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

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the six months ended June 30, 2013, we purchased $5.07 billion (principal balance) of residential loans primarily in connection with our Sequoia securitization program, for which we elected the fair value option. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2013 and December 31, 2012.

June 30, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$1,219,368	$-	$1,219,368
Lower of cost or fair value	1,730	-	1,730
Held-for-investment	-	1,998,178	1,998,178

Total Residential Loans	$1,221,098	$1,998,178	$3,219,276

December 31, 2012 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$553,576	$-	$553,576
Lower of cost or fair value	9,082	-	9,082
Held-for-investment	-	2,272,812	2,272,812

Total Residential Loans	$562,658	$2,272,812	$2,835,470

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

We do not currently service any residential loans, although at June 30, 2013, we did own MSRs that provided us with the rights to service $1.25 billion (principal balance) of consolidated residential loans purchased from third-party originators.

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At June 30, 2013, there were 1,645 residential loans at fair value, with an aggregate outstanding principal balance of $1.26 billion and an aggregate fair value of $1.22 billion. During the three and six months ended June 30, 2013, we recorded $41 million and $7 million of negative valuation adjustments, respectively, on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2012, there were 685 residential loans at fair value, with an aggregate outstanding principal balance of $533 million and an aggregate fair value of $554 million.

Residential Loans at Lower of Cost or Fair Value

At June 30, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2012, there were 17 residential loans at lower of cost or fair value with $10 million in outstanding principal balance and a carrying value of $9 million. During the three and six months ended June 30, 2013, we recorded valuation adjustments for residential loans held-for-sale of positive $38 thousand and positive $78 thousand, respectively. During the three and six months ended June 30, 2012, we recorded valuation adjustments for residential loans held-for-sale of positive $405 thousand and positive $498 thousand, respectively.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at June 30, 2013 and December 31, 2012. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$2,001,544	$2,278,069
Unamortized premium, net	19,784	23,247

Recorded investment	2,021,328	2,301,316
Allowance for loan losses	(23,150)	(28,504)

Carrying Value	$1,998,178	$2,272,812

Of the $2.00 billion of principal balance and $20 million of unamortized premium on loans held-for-investment at June 30, 2013, $832 million of principal balance and $13 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the six months ended June 30, 2013, 9% of these residential loans prepaid and we amortized 18% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.20 billion and the unamortized premium was $7 million. During the six months ended June 30, 2013, 14% of these loans prepaid and we amortized 9% of the premium.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at June 30, 2013, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

The weighted average original LTV ratio for our residential loans held-for-investment outstanding at June 30, 2013, was 65%. The weighted average FICO score for the borrowers of these loans was 734 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at June 30, 2013 and December 31, 2012, organized by year of origination.

(In Thousands)	June 30, 2013	December 31, 2012
2003 & Earlier	$1,017,135	$1,131,200
2004	545,935	569,379
2005	67,266	71,792
2006	157,349	164,333
2007	-	-
2008	-	-
2009	37,823	58,628
2010	121,581	197,964
2011	74,239	108,020

Total Recorded Investment	$2,021,328	$2,301,316

Allowance for Loan Losses on Residential Loans

For residential loans held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for pools of residential loans owned at Sequoia securitization entities that we collectively evaluated for impairment, and a component for loans individually evaluated for impairment that includes modified residential loans at Sequoia entities that have been determined to be troubled debt restructurings.

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$29,064	$59,155	$28,504	$66,881
Charge-offs, net	(1,751)	(1,991)	(2,545)	(5,139)
Reversal of provision for loan losses	(4,163)	(1,715)	(2,809)	(1,715)
Deconsolidation adjustment	-	-	-	(4,578)

Balance at End of Period	$23,150	$55,449	$23,150	$55,449

During both the three months ended June 30, 2013 and 2012, there were $2 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $5 million and $4 million of defaulted loan principal, respectively. During the six months ended June 30, 2013 and 2012, there were $3 million and $5 million of charge-offs of residential loans, respectively, that reduced our allowance for loan losses. These charge-offs arose from $7 million and $14 million of defaulted loan principal, respectively.

Residential Loans Collectively Evaluated for Impairment

We establish the collective component of the allowance for residential loan losses based primarily on the characteristics of the loan pools underlying the securitization entities that own the loans, including loan product types, credit characteristics, and

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

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

The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$1,993,690	$2,272,104
Recorded investment	2,013,694	2,295,471
Related allowance	22,520	27,891

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at June 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	90 + Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
June 30, 2013	$22,968	$9,909	$65,476	$1,915,341	$2,013,694
December 31, 2012	29,345	17,593	62,937	2,185,596	2,295,471

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the six months ended June 30, 2013 and 2012, the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
TDRs
Number of modifications	4	2	7	6
Pre-modification outstanding recorded investment	$1,031	$884	$1,795	$2,672
Post-modification outstanding recorded investment	1,145	626	1,941	2,425
Loan modification effect on net interest income after provision and other MVA	(140)	(118)	(309)	(597)

TDRs that Subsequently Defaulted
Number of modifications	1	2	3	4
Recorded investment	$178	$603	$587	$1,702

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended June 30, 2013 and 2012, was $7 million and $15 million, respectively. For the three months ended June 30, 2013 and 2012, we recorded interest income of $10 thousand and $149 thousand, respectively, on individually impaired loans. The average recorded investment of loans individually evaluated for impairment for the six months ended June 30, 2013 and 2012, was $7 million and $15 million, respectively. For the six months ended June 30, 2013 and 2012, we recorded interest income of $21 thousand and $259 thousand, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$7,854	$5,965
Recorded investment	7,634	5,845
Related allowance	630	613

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at June 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	90 + Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
June 30, 2013	$1,021	$-	$195	$6,418	$7,634
December 31, 2012	160	645	-	5,040	5,845

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Held-for-sale
Fair value	$149,470	$-
Lower of cost or fair value	-	8,500
Held-for-investment	345,353	304,510

Total Commercial Loans	$494,823	$313,010

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties.

Commercial Loans at Fair Value

At June 30, 2013, there were 10 commercial loans at fair value, with an aggregate outstanding principal balance of $150 million and an aggregate fair value of $149 million. During the three and six months ended June 30, 2013, we recorded less than $1 million of negative valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2012, there were no commercial loans at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans at Lower of Cost or Fair Value

At June 30, 2013, there were no commercial loans held at the lower of cost or fair value. During both the six months ended June 30, 2013 and 2012, we did not record a valuation adjustment on commercial loans held-for-sale. At December 31, 2012, there was one senior commercial loan held-for-sale with $9 million in outstanding principal balance and a lower of cost or fair value of $9 million. During six months ended June 30, 2012, we did not record a valuation adjustment.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through June 30, 2013, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$353,898	$312,400
Unamortized discount, net	(2,885)	(3,806)

Recorded investment	351,013	308,594
Allowance for loan losses	(5,660)	(4,084)

Carrying Value	$345,353	$304,510

At June 30, 2013, there were 48 commercial loans held-for-investment with an outstanding principal balance of $354 million and a carrying value of $345 million. Of the $351 million of recorded investment in commercial loans held-for-investment at June 30, 2013, 16% was originated in 2013, 45% was originated in 2012, 34% was originated in 2011, and 5% was originated in 2010. At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. Of the $309 million of recorded investment in commercial loans held-for-investment at December 31, 2012, 53% was originated in 2012, 38% was originated in 2011, 9% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$4,769	$882	$4,084	$608
Charge-offs, net	-	-	-	-
Provision for loan losses	891	376	1,576	650

Balance at End of Period	$5,660	$1,258	$5,660	$1,258

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At June 30, 2013 and December 31, 2012, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$353,898	$312,400
Recorded investment	351,013	308,594
Related allowance	5,660	4,084

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment at either June 30, 2013 or December 31, 2012.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by collateral type at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Residential	$1,314,305	$1,094,684
Commercial	-	14,069

Total Real Estate Securities	$1,314,305	$1,108,753

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

June 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

Trading Securities

We elected the fair value option for certain securities and classify them as trading securities. At June 30, 2013, our trading securities included $141 million of interest-only securities, for which there is no principal balance, and $242 thousand of residential subordinate securities. The unpaid principal balance of residential subordinate securities classified as trading was $12 million at both June 30, 2013 and December 31, 2012. The following table presents trading securities by collateral type at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Senior Securities
Residential prime	$123,591	$10,409
Residential non-prime	17,525	22,134

Total Senior Securities	141,116	32,543

Subordinate Securities
Residential prime	354	468
Residential non-prime	145	161

Total Subordinate Securities	499	629

Total Trading Securities	$141,615	$33,172

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Senior Securities
Residential prime	$410,159	$466,523
Residential non-prime	224,687	245,266

Total Senior Securities	634,846	711,789

Re-REMIC Securities	154,167	163,035

Subordinate Securities
Residential prime	381,631	184,528
Residential non-prime	2,046	2,160
Commercial	-	14,069

Total Subordinate Securities	383,677	200,757

Total AFS Securities	$1,172,690	$1,075,581

Of the senior securities shown above at June 30, 2013 and December 31, 2012, included $154 million and $172 million, respectively, of prime securities, and $141 million and $152 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

At June 30, 2013, there were $3 thousand of AFS residential securities with contractual maturities less than five years, $3 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

During the first quarter of 2013, we sold all of our commercial AFS securities, resulting in a realized gain of $12 million. The following table presents the components of carrying value (which equals fair value) of residential AFS securities at June 30, 2013 and December 31, 2012.

Carrying Value of Residential AFS Securities

(In Thousands)	June 30, 2013	December 31, 2012
Principal balance	$1,453,596	$1,277,401
Credit reserve	(190,410)	(187,032)
Unamortized discount, net	(235,846)	(203,421)

Amortized cost	1,027,340	886,948
Gross unrealized gains	158,883	176,929
Gross unrealized losses	(13,533)	(2,365)

Carrying Value	$1,172,690	$1,061,512

The following table presents the changes for the three and six months ended June 30, 2013, in unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended June 30, 2013
(In Thousands)	Credit Reserve	Unamortized Discount, Net
Beginning balance	$190,690	$220,568
Amortization of net discount	-	(8,153)
Realized credit losses	(4,117)	-
Acquisitions	3,495	23,102
Sales, calls, other	(338)	(633)
Impairments	1,642	-
(Release of) transfers to credit reserves	(962)	962

Ending Balance	$190,410	$235,846

	Six Months Ended June 30, 2013
(In Thousands)	Credit Reserve	Unamortized Discount, Net
Beginning balance	$187,032	$203,421
Amortization of net discount	-	(15,847)
Realized credit losses	(11,965)	-
Acquisitions	8,397	54,523
Sales, calls, other	(338)	(633)
Impairments	1,666	-
Transfers to (release of) credit reserves	5,618	(5,618)

Ending Balance	$190,410	$235,846

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

Credit Characteristics of Residential AFS Securities

Of the $190 million of credit reserve on our residential securities at June 30, 2013, $50 million was related to residential senior securities, $44 million was related to residential re-REMIC securities, and $96 million was related to residential subordinate securities. The loans underlying our $410 million of prime residential senior securities totaled $8 billion at June 30, 2013, and the loans underlying our $225 million of non-prime residential senior securities totaled $4 billion. Serious delinquencies on loans underlying our senior securities at June 30, 2013, were 10.08% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $5 billion at June 30, 2013, and consisted of $5 billion prime and $106 million non-prime credit quality collateral at time of origination. Serious delinquencies on loans underlying our re-REMIC securities at June 30, 2013, were 9.70% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $16 billion at June 30, 2013, and consisted of $16 billion prime and $431 million non-prime credit quality at time of origination. Serious delinquencies on loans underlying our subordinate securities at June 30, 2013, were 4.18% of outstanding principal balances.

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2013 and December 31, 2012.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
June 30, 2013	$299,244	$(11,837)	$287,407	$13,974	$(1,696)	$12,278
December 31, 2012	22,803	(293)	22,510	26,729	(2,072)	24,657

At June 30, 2013, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 294 AFS securities, of which 47 were in an unrealized loss position and nine were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2012, our consolidated balance sheet included 284 AFS securities, of which 22 were in an unrealized loss position and 14 were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at June 30, 2013.

Significant Valuation Assumptions

Range for Securities
June 30, 2013	Prime	Non-prime
Prepayment rates	4 - 50%	3 - 10%
Loss severity	22 - 56%	30 - 58%
Projected losses	0 - 38%	3 - 24%

For an AFS security where its fair value has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at June 30, 2013 and 2012. The balance of the credit component of OTTI at June 30, 2013 and 2012, includes all market valuation adjustments recorded through

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

the income statement for securities still held on our balance sheet at June 30, 2013 and 2012, as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$45,611	$73,698	$50,852	$78,126
Additions
Initial credit impairments	-	55	-	161
Subsequent credit impairments	-	91	-	91
Reductions
Securities sold, or expected to sell	(2,191)	-	(2,191)	-
Securities with no outstanding principal at period end	(746)	(6,790)	(5,987)	(11,324)

Balance at End of Period	$42,674	$67,054	$42,674	$67,054

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

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Gross realized gains - sales	$193	$6,989	$12,231	$14,774
Gross realized gains - calls	333	-	333	113
Gross realized losses - sales	-	-	-	(1,600)
Gross realized losses - calls	-	-	-	-

Total Realized Gains on Sales and Calls of AFS Securities, net	$526	$6,989	$12,564	$13,287

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$32,742	$1,044,000	$739	$147,000
TBAs	8,655	345,000	-	-
Futures	328	30,000	-	-
Swaptions	1,616	615,000	2,233	575,000

Total Assets	$43,341	$2,034,000	$2,972	$722,000

Liabilities - Cash Flow Hedges
Interest rate swaps	$(27,566)	$139,500	$(48,581)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(219)	20,500	(1,893)	357,500
TBAs	(1,139)	105,000	-	-
Futures	(647)	238,000	(607)	234,000

Total Liabilities	$(29,571)	$503,000	$(51,081)	$731,000

Total Derivative Financial Instruments, Net	$13,770	$2,537,000	$(48,109)	$1,453,000

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire, at June 30, 2013, we were party to interest rate agreements with an aggregate notional amount of $1.7 billion, TBA contracts sold with an aggregate notional amount of $450 million and financial futures contracts with an aggregate notional amount of $268 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were positive $50 million and negative $3 million for the three months ended June 30, 2013 and 2012, respectively. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were positive $51 million and negative $7 million for the six months ended June 30, 2013 and 2012, respectively.

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

For the three months ended June 30, 2013 and 2012, these cash flow hedges increased in value by $14 million and decreased in value by $16 million, respectively, which was recorded as an increase and decrease, respectively, to accumulated other comprehensive income, a component of equity. For the six months ended June 30, 2013 and 2012, these cash flow hedges increased in value by $21

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

million and decreased in value by $3 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $27 million and $48 million at June 30, 2013 and December 31, 2012, respectively. For the three months ended June 30, 2013 and 2012, we reclassified $69 thousand and $1 million, respectively, of unrealized losses on derivatives to interest expense. For the six months ended June 30, 2013 and 2012, we reclassified $157 thousand and $2 million, respectively, of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2013 and 2012.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net interest expense on cash flow interest rate agreements	$(1,470)	$(1,437)	$(2,934)	$(2,953)
Realized income (expense) due to ineffective portion of hedges	-	5	-	(34)
Realized net losses reclassified from other comprehensive income	(69)	(1,098)	(157)	(2,134)

Total Interest Expense	$(1,539)	$(2,530)	$(3,091)	$(5,121)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At June 30, 2013, we assessed this risk as remote and did not record a specific valuation adjustment.

At June 30, 2013, we had outstanding derivative agreements with six counterparties and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 10. Other Assets

Other assets at June 30, 2013 and December 31, 2012, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2013	December 31, 2012
Margin receivable	$55,926	$63,424
Investment receivable	12,076	153
Other pledged collateral	5,000	-
REO	3,965	4,245
Prepaid expenses	1,219	1,684
Fixed assets and leasehold improvements	859	494
Income tax receivables	306	4,762
Other	1,032	618

Total Other Assets	$80,383	$75,380

REO consists of foreclosed properties received in satisfaction of defaulted real estate loans. The carrying value of REO at June 30, 2013, was $4 million, which includes the net effect of $3 million related to transfers into REO during the first half of 2013, offset by $2 million of REO liquidations, and less than $1 million of negative market valuation adjustments. At June 30, 2013 and December 31, 2012, there were 21 and 24 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities. Properties located in Ohio, Florida, Georgia, Illinois, and Michigan accounted for 76% of our REO properties at June 30, 2013.

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facility counterparties that required us to post collateral.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2013, we had outstanding agreements with 11 counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The table below summarizes the facilities that are available to us and the balances of short-term debt at June 30, 2013 and December 31, 2012, by the type of collateral securing the debt.

	June 30, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$1,082,726	$1,350,000	7/2013 - 1/2014
Real estate securities	7	363,235	-	7/2013 - 8/2013

Total	11	$1,445,961

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 11. Short-Term Debt — (continued)

	December 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$179,982	$800,000	1/2013 - 11/2013
Real estate securities	7	371,936	-	1/2013 - 3/2013

Total	11	$551,918

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2013, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans and real estate securities pledged as collateral was $1.20 billion and $455 million, respectively, at June 30, 2013. For the three and six months ended June 30, 2013, the average balance of short-term debt was $1.05 billion and $954 million, respectively. For the three and six months ended June 30, 2012, the average balance of short-term debt was $474 million and $418 million, respectively. At both June 30, 2013 and December 31, 2012, accrued interest payable on short-term debt was $1 million.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$1,082,726	1.76%	120	$179,982	1.76%	212
Real estate securities collateral	363,235	1.76%	22	371,936	1.83%	23

Total Short-Term Debt	$1,445,961	1.76%	95	$551,918	1.81%	84

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at June 30, 2013 and December 31, 2012.

(In Thousands)	June 30, 2013	December 31, 2012
Within 30 days	$663,659	$362,279
31 to 90 days	5,726	48,848
Over 90 days	776,576	140,791

Total Short-Term Debt	$1,445,961	$551,918

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

June 30, 2013

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

The carrying value of ABS issued by consolidated securitization entities we sponsored at June 30, 2013 and December 31, 2012, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2013
		Residential	Commercial
(Dollars in Thousands)	Sequoia	Resecuritization	Securitization	Total
Certificates with principal balance	$1,935,113	$134,156	$159,526	$2,228,795
Interest-only certificates	4,903	-	-	4,903
Unamortized premium	-	-	-	-
Unamortized discount	(19,402)	-	-	(19,402)

Total ABS Issued	$1,920,614	$134,156	$159,526	$2,214,296

Range of weighted average interest rates, by series	0.40% to 4.20%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2012
		Residential	Commercial
(Dollars in Thousands)	Sequoia	Resecuritization	Securitization	Total
Certificates with principal balance	$2,207,851	$164,746	$171,714	$2,544,311
Interest-only certificates	7,769	-	-	7,769
Unamortized premium	921	-	-	921
Unamortized discount	(23,060)	-	-	(23,060)

Total ABS Issued	$2,193,481	$164,746	$171,714	$2,529,941

Range of weighted average interest rates, by series	0.41% to 4.16%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2013, $2.18 billion of ABS issued ($2.19 billion principal balance) had contractual maturities of over five years and $38 million of ABS issued ($38 million principal balance) had contractual maturities of one to five years. Amortization of deferred ABS issuance costs was less than $1 million and $1 million for the six months ended June 30, 2013 and 2012, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

The following table summarizes the accrued interest payable on ABS issued at June 30, 2013 and December 31, 2012. Interest due on consolidated ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2013	December 31, 2012
Sequoia	$1,509	$2,103
Residential Resecuritization	33	40
Commercial Securitization	748	832

Total Accrued Interest Payable on ABS Issued	$2,290	$2,975

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2013 and December 31, 2012.

Collateral for Asset-Backed Securities Issued

	June 30, 2013
		Residential	Commercial
(In Thousands)	Sequoia	Resecuritization	Securitization	Total
Residential loans	$1,998,178	$-	$-	$1,998,178
Commercial loans	-	-	270,449	270,449
Real estate securities	-	294,771	-	294,771
Restricted cash	148	2	138	288
Accrued interest receivable	3,461	751	1,939	6,151
REO	3,965	-	-	3,965

Total Collateral for ABS Issued	$2,005,752	$295,524	$272,526	$2,573,802

	December 31, 2012
		Residential	Commercial
(In Thousands)	Sequoia	Resecuritization	Securitization	Total
Residential loans	$2,272,812	$-	$-	$2,272,812
Commercial loans	-	-	283,610	283,610
Real estate securities	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
REO	4,245	-	-	4,245

Total Collateral for ABS Issued	$2,281,688	$325,445	$285,879	$2,893,012

Note 13. Long-Term Debt

Commercial Borrowings

At June 30, 2013, we had one commercial loan repurchase facility with an outstanding balance of $17 million and a total borrowing limit of $150 million, with a remaining maturity of 27 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the three and six months ended June 30, 2013, the average balance of this commercial borrowing was $17 million and $11 million, respectively. The fair value of commercial loans pledged as collateral was $26 million at June 30, 2013. The interest expense yield on this borrowing was 5.50%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 13. Long-Term Debt — (continued)

and 5.59%, respectively, for the three and six months ended June 30, 2013. There was no balance on this warehouse facility at December 31, 2012.

At June 30, 2013, we were in compliance with all of the covenants related to our commercial loan repurchase facility. Further information about the financial covenants under this facility is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Convertible Notes

In March 2013, we issued in a public offering $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertibles notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on our convertibles notes was 5.53% and 5.48%, respectively, for the three and six months ended June 30, 2013. At June 30, 2013, the accrued interest payable balance on this debt was $4 million.

Our convertible senior notes are convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes at June 30, 2013 (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares our common stock.

Trust Preferred Securities and Subordinated Notes

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the securities are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.65% and 2.91% for the six months ended June 30, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.89% and 6.88% for the six months ended June 30, 2013 and 2012, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.65% and 2.91% for the six months ended June 30, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.89% and 6.88% for the six months ended June 30, 2013 and 2012, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both June 30, 2013 and December 31, 2012, the accrued interest payable balance on this long-term debt was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At June 30, 2013, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $12 million. In the second quarter of 2013, a new lease for our Denver-based operations became effective. We do not have a 2013 rent obligation for this lease due to an abatement period through the first quarter of 2014. The total rent obligation through 2020 is $1.9 million. During the second quarter of 2013, we also entered into an amendment to this lease to expand the original premises. The 2013

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

rent obligation related to this amendment is $88 thousand, and the total rent obligation through 2021 is $2 million. Operating lease expense was less than $1 million for both the six months ended June 30, 2013 and 2012.

The following table presents our future lease commitments at June 30, 2013.

Future Lease Commitments by Year

(In Thousands)	June 30, 2013
2013 (six months)	$975
2014	2,294
2015	2,302
2016	2,056
2017	2,111
2018 and thereafter	2,384

Total	$12,122

Leasehold improvements for our offices are amortized into expense over the lease term. There were $12 thousand of unamortized leasehold improvements at June 30, 2013. For the six months ended June 30, 2013 and 2012, we recognized a negligible amount of leasehold amortization.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2013, the FHLB-Seattle has received approximately $113.0 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of June 30, 2013, Schwab has received approximately $12.6 million of principal and $1.3 million of interest payments in respect of the Schwab

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

Certificate. SRF has denied Schwab’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at June 30, 2013, the FHLB Chicago has received approximately $70.3 million of principal and $23.8 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at June 30, 2013, the FHLB Chicago has received approximately $251.8 million of principal and $79.9 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated (as is the case for each of the above-referenced litigation matters), FASB guidance on accounting for contingencies provides that an estimate of possible loss or range of loss be disclosed unless such an estimate cannot be made. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of these litigation matters, including that: we are no longer a party to the FHLB-Seattle matter, the proceedings to which we are a party are in relatively early stages with no trial dates set, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies, our belief that these litigations are without merit, and our intent to defend these actions vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

provisions with other parties relating to these litigation matters. These rights and obligations could offset or increase our potential losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Although we believe the above-referenced litigation matters are without merit and we intend to defend vigorously the actions to which we are a party, in the ordinary course of any litigation matter, including the above-referenced matters, we may engage in formal or informal settlement communications. While we have not had any settlement discussions in the above-referenced matters that cause us to determine that a material loss is probable or be able to estimate an amount or range of material loss liability, future settlement discussions relating to these matters could result in our concluding to establish loss contingency reserves or make additional disclosures regarding an estimate of possible loss or range of loss with respect to one or more of these matters. Any settlement agreements could have a material impact on our consolidated financial statements.

Note 15. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2013.

Changes in Accumulated Other Comprehensive Income by Component

Three Months Ended June 30, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$183,603	$(40,720)
Other comprehensive (loss) income before reclassifications	(38,012)	13,585
Amounts reclassified from other accumulated comprehensive income	(242)	69

Net current-period other comprehensive (loss) income	(38,254)	13,654

Balance at End of Period	$145,349	$(27,066)

Six Months Ended June 30, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,580	$(48,248)
Other comprehensive (loss) income before reclassifications	(28,982)	21,025
Amounts reclassified from other accumulated comprehensive income	(12,249)	157

Net current-period other comprehensive (loss) income	(41,231)	21,182

Balance at End of Period	$145,349	$(27,066)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 15. Equity — (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and six months ended June 30, 2013.

Reclassifications out of Accumulated Other Comprehensive Income

	Affected line item in the	Amount reclassified from accumulated other comprehensive income
	statement where net income	Three Months Ended	Six Months Ended
(In Thousands)	is presented	June 30, 2013	June 30, 2013

Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$(133)	$(124)
Gain on sale of AFS securities	Realized gains, net	(109)	(12,125)
Loss on sale of AFS securities	Realized gains, net	-	-

		$(242)	$(12,249)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred gain	Interest expense	$-	$-
Hedge ineffectiveness	Interest expense	69	157

		$69	$157

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2013 and 2012.

Basic and Diluted Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Basic Earnings Per Common Share:
Net income attributable to Redwood	$65,573	$19,527	$126,183	$49,990
Less: Dividends and undistributed earnings allocated to participating securities	(1,830)	(538)	(3,819)	(1,491)

Net income allocated to common shareholders	$63,743	$18,989	$122,364	$48,499

Basic weighted average common shares outstanding	82,123,823	78,815,313	81,729,014	78,606,336
Basic Earnings Per Common Share	$0.78	$0.24	$1.50	$0.62

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$65,573	$19,527	$126,183	$49,990
Less: Dividends and undistributed earnings allocated to participating securities	(1,175)	(538)	(2,527)	(1,336)
Add back: Interest expense on convertible notes	3,856	-	4,933	-

Net income allocated to common shareholders	$68,254	$18,989	$128,589	$48,654

Weighted average common shares outstanding	82,123,823	78,815,313	81,729,014	78,606,336
Net effect of dilutive equity awards	2,222,440	-	2,274,311	1,359,070
Net effect of assumed convertible notes conversion to common shares	11,825,450	-	7,644,075	-

Diluted weighted average common shares outstanding	96,171,713	78,815,313	91,647,400	79,965,406

Diluted Earnings Per Common Share	$0.71	$0.24	$1.40	$0.61

For the three and six months ended June 30, 2013, there were 2,222,440 and 2,274,311 of dilutive equity awards, respectively, determined under the two-class method. For the three and six months ended June 30, 2012, there were no dilutive equity awards determined under the two-class method as dividend distributions were greater than net income for these periods. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the three and six months ended June 30, 2013, common shares related to the assumed conversion of the convertible notes, totaling 11,825,450 and 7,644,075, respectively, were included in the calculation of diluted earnings per share.

For the three months ended June 30, 2013 and 2012, the number of outstanding equity awards that were antidilutive totaled 255,529 and 1,877,664, respectively, under the two-class method. For the six months ended June 30, 2013 and 2012, the number of outstanding equity awards that were antidilutive totaled 271,392 and 531,072, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the six months ended June 30, 2013, there were no shares acquired under the plan. At June 30, 2013, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 16. Equity Compensation Plans

At June 30, 2013 and December 31, 2012, 1,831,109 and 666,610 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $15 million at June 30, 2013, as shown in the following table.

	Six Months Ended June 30, 2013
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,822	$13,378	$6,484	$-	$21,684
Equity grants	-	59	973	-	217	1,249
Equity grant forfeitures	-	(116)	(631)	(876)	-	(1,623)
Equity compensation expense	-	(361)	(3,836)	(1,578)	(108)	(5,883)

Unrecognized Compensation Cost at End of Period	$-	$1,404	$9,884	$4,030	$109	$15,427

At June 30, 2013, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At June 30, 2013 and December 31, 2012, there were 190,801 and 287,516 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2013. For both the six months ended June 30, 2013 and 2012, there were no stock options exercised. For the six months ended June 30, 2013, 96,715 stock options expired.

Restricted Stock

At June 30, 2013 and December 31, 2012, there were 132,802 and 190,088 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2017. There were 1,096 restricted stock awards granted during the three months ended June 30, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 16. Equity Compensation Plans — (continued)

Deferred Stock Units

At June 30, 2013 and December 31, 2012, there were 2,024,446 and 2,361,285 DSUs outstanding, respectively, of which 1,088,569 and 1,119,753, respectively, had vested. There were 31,011 and 232,794 DSUs granted, respectively, during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2013, there were 30,384 DSUs forfeited related to employee departures. During the six months ended June 30, 2013, there were 539,250 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at June 30, 2013 vest through 2017.

Performance Stock Units

At June 30, 2013 and December 31, 2012, there were 762,375 and 837,737 PSUs outstanding, respectively, none of which had vested. During the three and six months ended June 30, 2013, there were 75,362 PSUs forfeited related to employee departures. PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2013 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2013 and December 31, 2012, 227,043 and 207,031 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statement for the three and six months ended June 30, 2013 and 2012.

Components of Mortgage Banking Activities, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Income from MSRs, net:
Income	$1,943	$123	$2,794	$137
Late charges	11	1	18	1
Cost of sub-servicer	(234)	(30)	(412)	(34)

Income from MSRs, net:	1,720	94	2,400	104

Changes in fair value of:
Residential loans, at fair value	(41,405)	-	(6,535)	-
Commercial loans, at fair value	(345)	-	(345)	-
MSRs	8,827	(527)	9,169	(544)
Sequoia IO securities	36,336	(5,363)	38,265	(4,674)
Risk management derivatives (1)	49,544	(3,282)	50,567	(6,398)

Net market valuation adjustments	52,957	(9,172)	91,121	(11,616)

Net gains on residential loan sales	-	5,471	-	12,836
Net gains on commercial loan originations	-	-	40	-
Net gains on commercial loan sales	3,854	-	10,991	-

Mortgage Banking Activities, Net	$58,531	$(3,607)	$104,552	$1,324

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 17. Mortgage Banking Activities — (continued)

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

Mortgage Servicing Rights

During the three and six months ended June 30, 2013, we transferred an aggregate $1.80 billion and $4.04 billion (principal balance), respectively, of residential loans to eight Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three and six months ended June 30, 2013, we recorded MSRs of $16 million and $29 million, respectively, at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $1.78 billion and $3.34 billion of loans transferred (original principal balance), to these securitizations or sold to third parties during the three and six months ended June 30, 2013, respectively. At June 30, 2013, the principal balance of the loans underlying our MSRs was $4.13 billion.

We contract with a licensed sub-servicer to perform all servicing functions for loans underlying our MSRs. The following table presents activity for MSRs for the three and six months ended June 30, 2013 and 2012.

MSR Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$18,123	$1,562	$5,315	$-
Additions	16,148	1,029	28,614	2,608
Changes in fair value due to:
Changes in assumptions (1)	9,506	(481)	10,312	(481)
Other changes (2)	(679)	(46)	(1,143)	(63)

Balance at End of Period	$43,098	$2,064	$43,098	$2,064

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.
(2)	Reflects the impact of MSR-related cash flows received during the period.

Note 18. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2013 and 2012 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Fixed compensation expense	$6,067	$4,373	$11,690	$9,208
Variable compensation expense	3,960	3,024	8,797	5,617
Equity compensation expense	3,396	2,958	5,883	5,134
Severance expense	3,366	-	3,434	200

Total compensation expense	16,789	10,355	29,804	20,159
Accounting and legal	805	1,048	3,052	2,166
Systems and consulting	2,318	1,303	4,060	2,484
Office costs	1,355	1,682	2,652	3,423
Other operating expenses	2,377	777	3,673	1,567

Total Operating Expenses	$23,644	$15,165	$43,241	$29,799

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 19. Taxes

For the six months ended June 30, 2013 and 2012, we recognized a provision for income taxes of $14 million and less than $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2013 and 2012.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

June 30,
	2013	2012
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(20.5) %	(17.4) %
Dividends paid deduction	(10.7) %	(22.6) %

Effective Tax Rate	10.0%	1.2%

We assessed our tax positions for all open tax years (Federal — years 2009 to 2012, State — years 2008 to 2012) and, at June 30, 2013 and December 31, 2012, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

Note 20. Subsequent Events

At June 30, 2013, we had identified for purchase $1.39 billion of residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since June 30, 2013, and through August 5, 2013, $753 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the third quarter of 2013, subject to loan availability and delivery.

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

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. Through the commercial section of our website, we also disclose information about our origination or acquisition of new commercial loans and other commercial investments, generally within five business days of origination or acquisition. We believe that this information may be of interest to investors in Redwood, although we may not always disclose on our website each new commercial loan or other new commercial investment we originate or acquire (or we may not disclose them on our website within the five business day period described above) due to, among other reasons, confidentiality obligations to the borrowers of those loans or counterparties to those investments. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature:

(i) statements we make regarding Redwood’s future business strategy and strategic focus, including statements relating to our confidence in our business model and our belief that private capital will be necessary to finance residential mortgages if the government is going to successfully reduce its role as the primary capital provider to the mortgage market; (ii) statements we make regarding future conditions in the market for Agency and non-Agency residential mortgage-backed securities (RMBS), including our statement that these markets appear to be starting to firm; (iii) statements we make regarding yield spreads (or premiums) relating to triple-A rated residential mortgage-backed securities (RMBS), including our statement that spread premiums on triple-A rated RMBS are beginning to stabilize and could tighten (i.e., decrease) further; (iv) statements we make regarding our expectations and outlook for residential loan sale profit margins, including our statement that we intend to earn residential loan sale margins, net of hedging, roughly in line with our previous forecast for long-term average margins of 25 to 50 basis points; (v) statements describing and relating to our goals for 2013, including that we are on track to reach our goal for 2013 to originate and sell $1 billion of senior commercial loans and statements regarding our ability to achieve our goal to acquire up to $8 billion of jumbo residential loans in 2013; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2013 and at June 30, 2013, and statements relating to the impact of rising interest rates on the volume of residential mortgage loans available for purchase; (vii) statements relating to our estimate of the amount of negative market valuation adjustments we expect to realize during the third quarter of 2013 relating to our pipeline of residential mortgage loans owned and identified for purchase at June 30, 2013 and our statements that we expect to complete additional transactions to sell or securitize the remainder of this pipeline in the third quarter of 2013 and our estimate that we will achieve, overall, a small economic profit on these transactions after factoring in our hedges (and our expectation to create approximately $90 million to $120 million in proprietary investments to retain for our portfolio as a result of these transactions); (viii) statements regarding our residential mortgage pipeline, which includes loans on our balance sheet and loans identified for purchase, including statements related to our ability to hedge our pipeline and the effectiveness of those hedges; (ix) statements we make regarding the future profitability of our residential conduit, including our statements relating to our expectations regarding future interest rate changes and statements regarding future home purchase activity; (x) statements regarding our expectations of reported GAAP book value at September 30, 2013; (xi) statements relating to our future investment strategy and future investment activity, including, without limitation, that over time we expect that investments created through our Sequoia program or other mortgage banking activities, as well as through the acquisition of newly issued subordinate securities from third-party securitization sponsors, will replace the senior residential securities in our investment portfolio; (xii) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at June 30, 2013 to be approximately $130 million) and our statement that we believe that our available capital and liquidity is sufficient to fund our business and investment objectives for the remainder of 2013; (xiii) statements relating to the amount of equity capital we are targeting to allocate to fund commercial investments; (xiv) statements relating to our competitive position and our ability to compete in the future; (xv) statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial business activity; (xvi) statements relating to our expectations regarding future interest income and net interest income, future earnings, future gains, future earnings volatility, and future trends in operating expenses and the factors that may affect those trends; (xvii) statements regarding credit reserves, credit losses, the adequacy of credit support, and impairments and their impact on our investments (including as compared to our original expectations and credit reserve levels) and the timing of losses and impairments, and statements that the amount of credit reserves we designate are adequate or may require changes in the future; (xviii) statements relating to our expectation that we will start acquiring Agency conforming residential mortgage loans by the fourth quarter of 2013 and our expectation that this will result in higher overall loan acquisition volumes from new and existing sellers; (xix) statements relating to our expectations regarding opportunities to invest in conforming mortgage servicing rights (MSRs) and to participate in risk-sharing transactions with Fannie Mae and Freddie Mac; and (xx) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $107 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced).

Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate and negative amortization mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

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

Our residential mortgage banking activities primarily consist of operating a residential mortgage loan conduit – i.e., the acquisition of residential mortgage loans, which we also refer to as residential loans, from third-party originators and the subsequent sale or securitization of those loans. Most of the residential loans we acquire are securitized through our Sequoia securitization program. The process of sponsoring a Sequoia securitization begins with the acquisition, on a loan-by-loan basis (or flow basis), of residential loans originated by banks and mortgage companies located throughout the U.S., periodically augmented by our acquisition of larger pools of residential loans (or bulk acquisitions) that may be available for purchase from other participants in the capital markets for residential loan finance. Our acquisition and accumulation of these loans for securitization is generally funded with equity and short-term debt. Once a sufficient amount of residential loans has been accumulated for securitization, we pool and transfer those loans to a Sequoia securitization entity, establish a financial structure for the securitization, and the Sequoia securitization entity then issues senior and subordinate residential mortgage-backed securities (“RMBS” or “residential securities”) collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities, or those interests that generally have the first right to cash flows and are generally last to absorb losses, are generally issued to third parties we refer to as “senior investors” or “triple-A investors,” while some or all of the remaining subordinate securities, or those interests that generally have the last right to cash flows and are generally first in line to absorb losses, are generally retained by us and held for investment at our REIT. From time to time, we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans. We may also retain mortgage servicing rights (“MSRs”) associated with residential loans transferred to a Sequoia securitization entity and invest in other MSRs associated with residential loans. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. The MSR owner may also be obligated to fund advances of principal and interest payments due to a third party owner of the loan (including, for example, a securitization trust), but not received on schedule from the loan borrower. We do not originate or directly service residential loans. Residential loans for which we own the MSR are directly serviced by a sub-servicer we retain.

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

Business Update — Second Quarter 2013

We continued to make progress on our business objectives during the second quarter of 2013, achieving several key milestones along the way. We added the 100th third-party originator (which we refer to as “sellers”) to our residential conduit platform and completed the process of becoming an approved seller/servicer with both Fannie Mae and Freddie Mac. The build-out of our Denver residential conduit operations center progressed on schedule, and should position us to begin buying Agency conforming mortgages from our sellers by the fourth quarter of 2013. Through our commercial platform, we continued to execute on our strategy of originating and selling senior commercial loans and we remain on track to reach our goal of $1 billion of commercial originations for the year.

The second quarter of 2013 can be characterized by the sharp increases observed in long-term interest rates and the resulting adverse impact on yield spreads for triple-A rated RMBS. We expected these margins, which include the effect of our associated hedges, to narrow from the extraordinarily high levels observed in recent quarters to levels more in line with our long-term expectation of 25 to 50 basis points. This move, however, happened quickly and was more severe than many market participants anticipated. Our observations have shown that the mortgage market is highly cyclical and that changes in the market are generally rapid and disruptive, and market participants that are not prepared can incur significant adverse consequences. We believe that a mortgage finance company such as ours should maintain a well managed loan pipeline, remain focused in steering through market changes, and not lose sight of its long-term strategy and the opportunities ahead.

In respect to the second quarter of 2013, we believe our residential mortgage pipeline was well hedged. Our total pipeline was $2.61 billion at June 30, 2013, and consisted of an inventory of loans on our balance sheet of $1.22 billion and loans we had identified for purchase of $1.39 billion. From July 1 to August 1, 2013, after adjusting for expected fallout and completed and contracted for sales and securitizations, approximately 60% of this $2.61 billion pipeline exposure has been eliminated. Based on the pace and pricing of these transactions, we expect to complete additional transactions to sell or securitize the remainder of this pipeline by the end of the third quarter of 2013 and we currently estimate we will achieve, overall, a small economic profit on these transactions after factoring in our hedges. During this process, we also expect to create approximately $90 million to $120 million in proprietary investments to retain for our portfolio.

All told, given the extreme market conditions we have faced recently, we are proud of how the Redwood team has executed. Our risk management efforts have not only helped us to maintain GAAP book value and earnings, but have also enabled us to continue the expansion of our residential conduit and investment opportunities.

Subsequent to the second quarter of 2013, we are pricing residential loans we have identified for purchase with the intention of earning loan sale profit margins, net of our hedges, roughly in line with the 25 to 50 basis point long-term average margins we have previously forecast. We are not certain whether the worst of the recent market disruptions has occurred, but it does appear that the Agency and non-Agency RMBS markets are starting to firm. We are beginning to see spread premiums on triple-A rated RMBS stabilize, supporting this outlook for our loan sale profit margins. We believe that Agency and non-Agency RMBS spreads could tighten further as investors (including the Federal Reserve) bid for the diminished supply of new-issue RMBS that has resulted from slowing refinance activity among mortgage borrowers.

Recent changes in the interest rate environment may also impact our future jumbo loan acquisition volumes. Our current premise is that mortgage rates may have temporarily stabilized but will move higher over time – albeit with significant volatility related to the impact of headline news on market participants’ desire to own mortgage-related investments. Refinancing activity has naturally slowed as mortgage rates have risen, but home purchase activity should remain robust if mortgage rates do not spike significantly higher. Based on our year-to-date acquisition volume, residential loan pipeline, and current pace for loan acquisitions, we still see a path to achieving our goal of acquiring $8 billion of jumbo residential loans during 2013. We believe this goal will be challenging to meet, however.

In terms of future acquisition volumes for our new Agency conforming loan initiative, it is too early to offer a meaningful estimate based on the data we have today. We hope to provide a more detailed outlook on this topic in our next Quarterly Report on Form 10-Q for the period ending September 30, 2013.

We remain confident about the future and the business model we have built to capitalize on our belief that private capital will be necessary if the government is going to successfully reduce its role as the primary capital provider to the mortgage market. We believe that the government cannot continue to guarantee nine out of every 10 mortgage loans originated in the U.S. We have made excellent progress to date building our residential loan conduit and through August 1, 2013, maintained an approximate 50% market share of all jumbo residential loan securitizations completed in the post-crisis period, which has contributed to our growing portfolio of subordinate RMBS investments. We continue to add loan sellers and we are expecting to broaden the menu of mortgage products we acquire through our conduit once we enter the Agency conforming loan market. We expect this to result in higher overall acquisition volumes from both new and existing sellers, as well as provide us with an opportunity to invest in conforming MSRs and to participate in risk-sharing transactions with Fannie Mae and Freddie Mac.

Financial Results – Second Quarter 2013

We managed well through the downturn in the mortgage capital markets during the second quarter of 2013. Our operating results remained positive and were bolstered by our risk management efforts during the second quarter – in particular our management of interest rate exposure associated with our residential loan pipeline. Quarterly highlights include the following:

•

We earned $0.71 per share for the second quarter of 2013. This amount does not reflect our estimate, as of August 1, 2013, of approximately $0.22 per share of net negative market valuation adjustments we expect will be realized for GAAP purposes in the third quarter of 2013 related to loans we owned and loans we had identified but not purchased at June 30, 2013.

•	Our GAAP book value at June 30, 2013 was $14.69 per share, up $0.15 per share from March 31, 2013.

•

At June 30, 2013, we owned $1.22 billion of residential loans and had identified an additional $1.39 billion for purchase. We currently expect our overall risk management and hedging activities to offset market value declines on these loans as they are securitized or sold in whole loan form.

•

We completed four residential securitizations totaling $1.80 billion, and created a net $124 million of securities for our investment portfolio and $16 million of investments in mortgage servicing rights.

•	We added 24 residential loan sellers to our platform, increasing the total to 104 at June 30, 2013, as compared to 37 sellers a year ago.

•

We originated and funded 10 senior commercial loans totaling $150 million and sold six senior commercial loans totaling $75 million. We also originated six mezzanine commercial loans totaling $19 million.

•	We declared and distributed a $0.28 per share dividend to shareholders for the second quarter of 2013.

Portfolio Investment Activity

We deployed $159 million of capital into new investments in the second quarter of 2013, down from $202 million in the first quarter of 2013. The following table summarizes our investment activity for the three months ended June 30, 2013 and March 31, 2013.

Table 1 Quarterly Investment Activity

	Three Months Ended
(In Millions)	June 30, 2013	March 31, 2013
Residential investments
Sequoia RMBS	$124	$166
Third-Party RMBS	-	-
Less: Short-term debt	-	-

Net residential investments	124	166
Commercial investments	19	36
Less: Borrowings	-	(12)

Net commercial investments	19	24
MSR Investments	16	12

Equity Capital Invested	$159	$202

We retained a net $124 million ($133 million initially retained less $9 million of sales) of residential securities from the $1.8 billion of Sequoia securitizations we completed during the second quarter. These retained securities included $92 million of subordinate securities (AA, A, BBB, BB and non-rated securities) and $32 million of interest-only securities.

In July 2013, we deployed $33 million of capital into newly issued third-party subordinate securities backed by prime jumbo mortgage loans. We expect to have more opportunities to invest in third-party issued securities in addition to the subordinate securities that we create through our Sequoia program.

Residential Securities Portfolio

At June 30, 2013, our residential securities portfolio had a market value of $1.31 billion, as compared to $1.23 billion at March 31, 2013. The increase resulted from the addition of a net $124 million of securities retained from our second quarter Sequoia securitizations ($133 million retained less $9 million of securities sold during the quarter). This increase was partially offset by portfolio principal repayments. We did not acquire any third-party securities during the second quarter of 2013. Prices for legacy RMBS were generally down in the second quarter of 2013 due to market expectations of higher benchmark interest rates and a general increase in the incremental yields investors demand for these types of investments. Over time, we expect that investments created through our Sequoia program and the acquisition of newly issued subordinate securities from third-party securitization sponsors will replace the senior residential securities in our investment portfolio. Senior securities in our portfolio continue to pay down or be sold and represented 59% of the portfolio at June 30, 2013, as compared to 73% at June 30, 2012. Subordinate securities in our portfolio represented 29% of the portfolio at June 30, 2013, as compared to 12% at June 30, 2012.

Residential Mortgage Banking Activities

Recent Market Conditions

In the second quarter of 2013, the fixed income markets experienced a significant dislocation. Many market participants were concerned the Federal Reserve would begin to end its Quantitative Easing program, which largely consists of the Federal Reserve acquiring Agency RMBS and Treasury securities in an effort to lower long-term interest rates. Heavy selling by investors looking to reposition their portfolios, or in some cases meet redemptions or margin requirements, soon followed. As a result, interest rates on 10-year Treasury notes rapidly increased by nearly 100 basis points during the quarter, with yields for both Agency and non-Agency RMBS rising at an even faster rate.

The market continued to weaken into early July 2013, with the yield on the 10-year Treasury note closing at a recent high of 2.71% on July 5, 2013. This coincided with significantly higher non-Agency RMBS spreads (i.e., the yield premium over comparable Agency RMBS or alternative benchmark interest rates required by investors to participate in the less liquid, non-Agency market). Later in July, the yield on the 10-year Treasury note settled into an approximate range of 2.50% to 2.60%, and RMBS spreads began to stabilize. This facilitated the issuance of four prime non-Agency RMBS transactions totaling $1.6 billion in July, including two Sequoia securitizations sponsored by Redwood. In addition, Freddie Mac completed a $500 million “STACRs” risk-sharing transaction in July 2013.

Quarterly Update

Income from mortgage banking activities was $59 million in the second quarter of 2013. This included income from residential mortgage banking activities of $52 million, which was primarily attributable to positive market valuation adjustments on risk management derivatives, MSRs, and IO securities used to hedge our loan pipeline. Partially offsetting these gains were negative market valuation adjustments on residential loans as a result of declines in the value of triple-A rated Sequoia RMBS.

We completed four Sequoia securitizations totaling $1.80 billion in the second quarter, as compared to four securitizations totaling $2.24 billion in the first quarter of 2013. In early July 2013, we closed our ninth securitization of 2013, a $463 million securitization we refer to as SEMT 2013-9, and in late July we closed a $401 million securitization we refer to as SEMT 2013-10.

The volume of loans we identified for purchase from our sellers decreased to $2.49 billion in the second quarter of 2013, from $3.06 billion in the first quarter of 2013. The decrease resulted from an approximate 100 basis point rise in the interest rate for 30-year fixed-rate jumbo mortgages since mid-May. This sharp increase reduced the number of refinance-related loans available for acquisition. Of the loans we identified for purchase in the second quarter, $1.33 billion, or 53% of the loans, were refinance-related, down from $2.10 billion, or 69%, in the first quarter of 2013. Partially offsetting the decline was an increase in purchase-related loans to $1.16 billion in the second quarter, as compared to $957 million in the first quarter. For the month of July, purchase-related loans represented 54% of the $308 million of loans we identified for purchase.

At June 30, 2013, we had $1.22 billion of residential loans held for future sale or securitization on our balance sheet, as compared to $832 million at March 31, 2013, and our pipeline of loans identified for purchase totaled $1.39 billion.

At June 30, 2013, our 104 sellers consisted of 48 regional banks (or their subsidiaries) and 56 mortgage companies, located throughout the U.S.

At the end of the second quarter of 2013, we owned MSRs associated with $4.13 billion of residential loans acquired through our Sequoia platform, as compared to $2.47 billion at the end of the first quarter of 2013. At June 30, 2013, the market value of these MSRs was $43 million, or 1.04% of the principal amount of the associated mortgage loans. We earn fees from these MSRs, but outsource the actual servicing of these loans to a nationally recognized third-party servicer. In the second and first quarters of 2013, our net servicing fees earned were $2 million.

Commercial Mortgage Banking Activities

Income from commercial mortgage banking activities was $6 million in the second quarter of 2013. Included in this amount was $3 million related to gains on our risk management derivatives, $2 million related to gains on sales of senior loans, and $2 million related to gains recognized on loans originated by us and table-funded by third-parties, offset by less than $1 million related to changes in the value of senior loans held on our balance sheet.

During second quarter 2013, we funded 10 senior commercial loans totaling $150 million, as compared to the first quarter of 2013 when we funded 11 loans totaling $153 million and originated another four loans totaling $146 million that were table-funded by third-parties. We sold six senior loans totaling $74 million in the second quarter of 2013, as compared to six senior loans totaling $88 million in the first quarter of 2013. Our commercial mortgage banking activities generated income of $6 million for both the second and first quarters of 2013. At June 30, 2013, we had $150 million of senior commercial loans held for sale, all of which were sold in July. For the first six months ended June 30, 2013, we originated $449 million of senior commercial loans, including those that were table-funded by third parties. We believe we are still on track to meet our goal of originating $1 billion of senior commercial loans in 2013.

Commercial mezzanine loan originations in the second quarter totaled six loans for $19 million, as compared to nine loans for $36 million in the first quarter. This brought our portfolio of non-securitized mezzanine loans to 19 for $75 million at June 30, 2013. Our securitized mezzanine portfolio totaled $270 million at June 30, 2013, down from $271 million at March 31, 2013, as a result of general loan loss provisioning. Redwood’s investment in this securitized portfolio totaled $116 million at the end of the second quarter.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $66 million ($0.71 per share) and $126 million ($1.40 per share), respectively, for the three and six months ended June 30, 2013, as compared to $20 million ($0.24 per share) and $50 million ($0.61 per share), respectively, for the three and six months ended June 30, 2012. The following table presents the components of our GAAP net income for the three and six months ended June 30, 2013 and 2012.

Table 2 Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Interest income	$57,719	$59,523	$111,243	$118,264
Interest expense	(21,463)	(28,881)	(39,817)	(59,536)

Net interest income	36,256	30,642	71,426	58,728
Reversal of provision for loan losses	3,272	1,340	1,233	1,065
Other market valuation adjustments, net	(6,258)	(86)	(6,561)	(1,343)

Net interest income after provision and other market valuation adjustments	33,270	31,896	66,098	58,450
Mortgage banking activities, net	58,531	(3,607)	104,552	1,324
Operating expenses	(23,644)	(15,165)	(43,241)	(29,799)
Realized gains, net	556	6,995	12,823	20,615
Provision for income taxes	(3,140)	(592)	(14,049)	(600)

Net Income	$65,573	$19,527	$126,183	$49,990

Diluted weighted average common shares outstanding	96,171,713	78,815,313	91,647,400	79,965,406
Net earnings per share	$0.71	$0.24	$1.40	$0.61

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other Market Valuation Adjustments

Net interest income after provision and other MVA was $33 million for the second quarter for 2013, as compared to $32 million for the second quarter of 2012, an increase of $1 million. This increase was primarily due to higher net interest income, as increasing asset yields more than offset the decline in average earning assets. In addition, we recognized a reversal of our provision for loan losses of $3 million in the second quarter of 2013, as compared to $1 million in the second quarter of 2012, predominately driven by continued improvement in the credit performance of residential loans at consolidated Sequoia entities. These amounts were partially offset by a $6 million decrease in other MVA as valuations on certain of our fair value securities declined during the second quarter of 2013, primarily as a result of rising long-term interest rates.

The following table details the components of other MVA for the three and six months ended June 30, 2013 and 2012.

Table 3 Components of Other MVA

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Residential loans, at lower of cost or fair value	$38	$405	$78	$498
Commercial loans, at fair value	-	111	-	122
Trading securities	(4,140)	16,349	(4,707)	49,824
Impairments on AFS securities	(1,642)	(303)	(1,665)	(635)
REO	(558)	(162)	(331)	(144)
Other derivative instruments, net	44	(3,513)	64	(5,982)
ABS issued - Acacia	-	(12,973)	-	(45,026)

Total Other MVA, Net	$(6,258)	$(86)	$(6,561)	$(1,343)

Mortgage Banking Activities, Net

Mortgage banking activities, net, include valuation changes of residential and commercial loans and MSRs, valuation changes related to derivatives and Sequoia IO securities associated with our mortgage banking activities, gains from mortgage loan sales and securitizations, and net income from MSRs. Beginning in the second quarter of 2013, we are presenting market valuation changes for our retained Sequoia IO securities in mortgage banking activities and have conformed the presentation of prior period results for consistency of comparison. We believe this change helps better align the presentation of our reported results with the economics underlying our residential mortgage banking activities, as we utilize our retained Sequoia IO securities as an economic hedge to manage certain interest rate risks associated with our residential mortgage loan pipeline. In general, the change in fair value of our IO securities is inversely related to the change in fair value of mortgage loans we hold in respect to movement in interest rates. The following table presents the components of mortgage banking activities, net, for the three and six months ended June 30, 2013 and 2012.

Table 4 Components of Mortgage Banking Activities, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net market valuation adjustments on:
Residential loans	$(41,405)	$-	$(6,535)	$-
Commercial loans	(345)	-	(345)	-
MSRs	8,827	(527)	9,169	(544)
Sequoia IO securities	36,336	(5,363)	38,265	(4,674)
Risk management derivatives	49,544	(3,282)	50,567	(6,398)
Net gains on residential loan sales and securitizations	-	5,471	-	12,836
Net gains on commercial loan sales and originations	3,854	-	11,031	-
Income from MSRs, net	1,720	94	2,400	104

Total Mortgage Banking Activities, Net	$58,531	$(3,607)	$104,552	$1,324

Our second quarter income from mortgage banking activities, net, of $59 million does not reflect net negative market valuation adjustments we expect to recognize under GAAP in the third quarter of 2013 related to loans we had identified for purchase at June 30, 2013. We estimate that the net market valuation adjustment associated with these loans was approximately negative $34 million, or $0.35 per share, at June 30, 2013. As of August 1, 2013, we estimate the market valuation adjustment on loans we owned and loans we had identified but not yet purchased at June 30, 2013, has decreased to negative $21 million, or $0.22 per share. The exact amount of this net market valuation adjustment as of the end of the third quarter of 2013 will generally be impacted by: the amount of loans we ultimately purchase that were identified at June 30, 2013; the market value of these purchased loans at the time they are subsequently sold or securitized; and the market value of loans we already owned at June 30, 2013, at the time they are subsequently sold or securitized. Setting aside the timing of the GAAP recognition of negative valuation adjustments on these loans and of offsetting gains on associated hedges, we currently expect to earn a small economic profit on these loans as they are sold or securitized. The amount of overall net market valuation adjustments on residential loans we report for the third quarter of 2013 will be impacted not only by market valuation adjustments relating to these loans, but will also be impacted by the purchase and valuation of additional loans identified for purchase after June 30, 2013.

Income from mortgage banking activities in the second quarter of 2013 also included $4 million in gains from the sale of $74 million of senior commercial loans and origination of table-funded loans, as compared to $7 million of gains on $88 million of sales in the first quarter of 2013. We also recognized market valuation adjustments of positive $3 million on risk management derivatives, and less than negative $1 million on senior commercial loans in the second quarter of 2013, as compared to negative $1 million on risk management derivatives in the first quarter of 2013.

Realized Gains, Net

The following table details the components of realized gains, net, for the three and six months ended June 30, 2013 and 2012.

Table 5 Realized Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net gains on sales of real estate securities	$193	$6,989	$12,231	$13,174
Net gains on calls of real estate securities	333	-	333	113
Net gains on sales of commercial mortgage loans	-	-	210	-
Net gains on extinguishment of debt	30	6	49	318
Gain on deconsolidation	-	-	-	7,010

Total Realized Gains, Net	$556	$6,995	$12,823	$20,615

Realized gains, net, were less than $1 million for the second quarter of 2013, a $6 million decrease from the second quarter of 2012. During the second quarter of 2013, we sold less than $1 million of residential available-for-sale (“AFS”) securities for a minimal gain.

Operating Expenses

Operating expenses were $24 million during the second quarter of 2013, an increase of $8 million from the second quarter of 2012. The increase was primarily due to severance charges recorded in the second quarter. In addition, we continued to add to our employee headcount to support our expanding residential and commercial mortgage operations.

Tax Provision

Our tax provision was $3 million for the second quarter of 2013, a $2 million increase from the second quarter of 2012. The increase relates primarily to GAAP net income earned from mortgage banking activities at our taxable REIT subsidiaries (“TRS”) in 2013 versus a loss in 2012.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable loss was $30 million ($0.36 per share) for the second quarter of 2013, as compared to taxable income of $17 million ($0.22 per share) for the second quarter of 2012. Our estimated REIT taxable income was $20 million ($0.25 per share) for the second quarter of 2013, as compared to REIT taxable income of $17 million ($0.22 per share) for the second quarter of 2012. Total realized credit losses on our investments for the second quarters of 2013 and 2012 were $2 million ($0.02 per share) and $5 million ($0.07 per share), respectively, for tax purposes. The “Results of Operations — Taxable Income” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of our tax results and distributions to shareholders.

Summary of Financial Condition, Capital Resources, and Liquidity

At June 30, 2013, our total capital was $1.6 billion, including $1.2 billion of shareholders’ equity and $428 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs. At June 30, 2013, our cash amounted to $208 million and our current investment capacity (defined as the approximate amount of capital we have readily available for long-term investments) was estimated to be approximately $130 million. We ended the second quarter with short-term warehouse debt of $1.08 billion, which was used to finance residential loans, and had additional uncommitted borrowing capacity of $267 million under existing warehouse lines of credit to finance additional residential loans. Subsequent to the end of the second quarter, and through August 1, 2013, we sold $166 million of senior securities previously funded with short-term debt and equity. These sales freed up approximately $49 million of equity capital and resulted in realized gains of $8 million that will be recognized in the third quarter of 2013. At August 1, 2013, our cash balance was $267 million, our short-term debt financing residential loans was $838 million, and we had additional uncommitted borrowing capacity of $612 million under existing warehouse lines of credit to finance additional residential loans.

We had $324 million of capital invested in commercial loan assets at June 30, 2013, which included $150 million of senior loans held for sale that were subsequently sold in July. As we have noted previously, we are targeting to allocate up to $300 million of equity capital to fund commercial investments, although our allocation could exceed that amount from time to time in anticipation of asset sales or other transactions.

We currently believe that our available capital and liquidity is sufficient to fund our business and investment objectives for the remainder of 2013. To the extent we need additional incremental capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of our shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings. The issuance of any securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Changes in Book Value

During the second quarter of 2013, our GAAP book value increased by $0.15 per share to $14.69 per share. Our second quarter 2013 GAAP book value benefited from hedging gains noted previously that we expect will offset market value declines with respect to residential loans we had identified but not yet purchased as of June 30, 2013. Consequently, we expect reported GAAP book value at September 30, 2013 to reflect these market value declines. The following table presents the changes in GAAP book value per share for the three months ended June 30, 2013 and March 31, 2013.

Table 6 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	June 30, 2013	March 31, 2013
Beginning book value per share	$14.54	$13.95
Net income	0.71	0.69
Unrealized losses gains on securities, net (1)	(0.46)	(0.04)
Unrealized gains on hedges, net	0.17	0.10
Equity issuance	0.06	0.05
Other, net	(0.05)	0.07
Dividends	(0.28)	(0.28)

Ending Book Value per Share	$14.69	$14.54

(1)

Unrealized losses on securities, net for the three months ended March 31, 2013, included positive $0.11 from valuation increases on residential securities, offset by the reclassification of $0.15 of unrealized gains to net income relating to the disposition of our remaining commercial securities.

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia securitization entities totaled $86 million, or 7% of our equity capital, at June 30, 2013. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the second quarter of 2013, cash flow generated by our investments in these entities totaled $6 million.

We recognized net income of $6 million in the second quarter of 2013 from our investments in consolidated Sequoia entities, as compared to net income of $4 million in the first quarter of 2013. This increase is primarily attributable to the reversal of provision for loan losses at Sequoia entities in the second quarter of 2013.

Real Estate Securities at Redwood

At June 30, 2013, the fair value of the residential securities we own totaled $1.31 billion, consisting of $534 million in prime senior securities, $242 million in non-prime senior securities, $154 million of re-REMIC securities, and $384 million in subordinate securities. The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at June 30, 2013. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows — senior, re-REMIC, and subordinate — and by quality of underlying loans — prime and non-prime.

Table 7 Securities at Redwood by Vintage and as a Percentage of Total Securities (1)

June 30, 2013 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012 - 2013	Total	% of Total Securities
Senior
Prime	$20	$174	$216	$124	$534	41%
Non-prime	90	147	5	-	242	18%

Total Senior	110	321	222	124	776	59%
Re-REMIC	-	63	91	-	154	12%
Subordinate
Prime	47	15	1	319	382	29%
Non-prime	2	-	-	-	2	- %

Total Subordinate	49	15	1	319	384	29%

Total Securities at Redwood	$159	$399	$314	$442	$1,314	100%

(1)	Table may not foot due to rounding.

During the second quarter of 2013, our securities portfolio increased $84 million to $1.31 billion. This increase was attributable to $133 million of acquisitions of Sequoia-related securities partially offset by a $4 million decrease in the value of our entire securities portfolio, $8 million of sales and $37 million from the effect of principal repayments. Our second quarter of 2013 acquisitions included $41 million of prime senior securities and $92 million of prime subordinate securities.

We financed our holdings of residential securities with a combination of short-term debt secured by securities, through the Residential Resecuritization, and with long-term debt and equity capital. During the second quarter of 2013, average short-term debt secured by securities was $370 million and the average asset-backed securities in the Residential Resecuritization was $139 million. The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) was $148 million at June 30, 2013. As a result, to adjust at June 30, 2013 for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $295 million to $481 million, total re-REMIC residential securities would be increased by $148 million to $302 million, and total residential securities would be reduced by $147 million to $1.17 billion.

Derivatives at Redwood

At June 30, 2013, we had net derivative assets of $14 million, as compared with net derivative liabilities of $48 million at December 31, 2012. We are party to interest rate swaps, interest rate swaptions, TBA contracts sold, net, and financial futures that we generally utilize to (i) manage risks associated with loans we own or plan to acquire and securitize or sell; (ii) manage risks associated with commercial loans we invest in; and, (iii) fix the interest expense related to our long-term debt and other liabilities. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at June 30, 2013 and December 31, 2012.

Table 8 Derivatives at Redwood

(In Thousands)	June 30, 2013	December 31, 2012
Assets - Risk Management Derivatives
Interest rate swaps	$32,742	$739
TBAs	8,655	-
Futures	328	-
Swaptions	1,616	2,233
Total Derivative Assets	43,341	2,972

Liabilities - Cash Flow Hedges
Interest rate swaps	(27,566)	(48,581)
Liabilities - Risk Management Derivatives
Interest rate swaps	(219)	(1,893)
TBAs	(1,139)	-
Futures	(647)	(607)

Total Derivative Liabilities	(29,571)	(51,081)

Total Derivative Financial Instruments, Net	$13,770	$(48,109)

Rising benchmark interest rates resulted in significant increases in the fair value of our risk management derivatives during the second quarter of 2013. These derivatives were primarily used to hedge our $1.2 billion of residential loans owned at June 30, 2013, and the portion of our $1.4 billion of loans identified for purchase at June 30, 2013, that we expect to purchase in the third quarter. Net increases in fair value of $50 million associated with risk management derivatives were reflected in the income statement in Mortgage Banking Activities, net, during the three months ended June 30, 2013.

Rising benchmark interest rates also resulted in a $14 million reduction to our derivative liability related to our cash flow hedges on our long-term debt. Changes in the fair value of our cash flow hedges are recorded in shareholders’ equity through accumulated other comprehensive income. Therefore, the decrease in the cash flow hedge liability during the second quarter of 2013 resulted in a corresponding increase to shareholders’ equity.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At June 30, 2013, we had net unrealized gains of $118 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $20 million decrease from the net unrealized gains of $138 million at December 31, 2012. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the six months ended June 30, 2013.

Table 9 Accumulated Other Comprehensive Income Recognized in Stockholders’ Equity

	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	Derivatives	Total
Beginning balance - December 31, 2012	$89	$64	$21	$12	$(48)	$138
OTTI recognized in OCI	-	-	-	-	-	-
Net unrealized loss on real estate securities	(18)	(11)	-	(12)	-	(41)
Net unrealized gain on interest rate agreements	-	-	-	-	21	21
Reclassification:
OTTI to net income	-	-	-	-	-	-
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	-

Ending balance - June 30, 2013	$71	$53	$21	$-	$(27)	$118

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure on a portion of our long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded - to the extent effective - through our consolidated balance sheet and not our consolidated income statement. The increase in benchmark interest rates during the second quarter of 2013 caused a $14 million increase in the value of these derivatives.

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and other Consolidated Entities in order to supplement our consolidated GAAP results for the three and six months ended June 30, 2013 and 2012. These tables do not represent separate business segments, as we manage and evaluate our business as one reportable unit. Rather, they are intended to separate the accounts of certain independent securitization entities that are bankruptcy-remote from us and from each other but for which we are still required to consolidate for financial reporting purposes. They have been structured such that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

Table 10 Consolidating Income Statements

	Three Months Ended June 30, 2013
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$48,933	$8,786	$57,719
Interest expense	(14,721)	(6,742)	(21,463)

Net interest income	34,212	2,044	36,256
(Provision for) reversal of loan losses	(891)	4,163	3,272
Other market valuation adjustments, net	(5,700)	(558)	(6,258)

Net interest income after provision and other market valuation adjustments	27,621	5,649	33,270
Mortgage banking activities, net	58,531	-	58,531
Operating expenses	(23,571)	(73)	(23,644)
Realized gains, net	526	30	556

Net income before provision for taxes	63,107	5,606	68,713
Provision for income taxes	(3,140)	-	(3,140)

Net Income	$59,967	$5,606	$65,573

	Three Months Ended June 30, 2012
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$34,862	$24,661	$59,523
Interest expense	(5,929)	(22,952)	(28,881)

Net interest income	28,933	1,709	30,642
(Provision for) reversal of loan losses	(376)	1,716	1,340
Other market valuation adjustments, net	(943)	857	(86)

Net interest income after provision and market valuation adjustments	27,614	4,282	31,896
Mortgage banking activities, net	(3,607)	-	(3,607)
Operating expenses	(15,105)	(60)	(15,165)
Realized gains, net	6,989	6	6,995

Net income before provision for taxes	15,891	4,228	20,119
Provision for income taxes	(592)	-	(592)

Net Income	$15,299	$4,228	$19,527

	Six Months Ended June 30, 2013
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$92,390	$18,853	$111,243
Interest expense	(25,795)	(14,022)	(39,817)

Net interest income	66,595	4,831	71,426
(Provision for) reversal of loan losses	(1,576)	2,809	1,233
Other market valuation adjustments, net	(6,230)	(331)	(6,561)

Net interest income after provision and other market valuation adjustments	58,789	7,309	66,098
Mortgage banking activities, net	104,552	-	104,552
Operating expenses	(43,135)	(106)	(43,241)
Realized gains, net	12,774	49	12,823

Net income before provision for taxes	132,980	7,252	140,232
Provision for income taxes	(14,049)	-	(14,049)

Net Income	$118,931	$7,252	$126,183

	Six Months Ended June 30, 2012
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$66,631	$51,633	$118,264
Interest expense	(11,478)	(48,058)	(59,536)

Net interest income	55,153	3,575	58,728
(Provision for) reversal of loan losses	(650)	1,715	1,065
Other market valuation adjustments, net	(1,950)	607	(1,343)

Net interest income after provision and market valuation adjustments	52,553	5,897	58,450
Mortgage banking activities, net	1,324	-	1,324
Operating expenses	(29,697)	(102)	(29,799)
Realized gains, net	13,287	7,328	20,615

Net income before provision for taxes	37,467	13,123	50,590
Provision for income taxes	(600)	-	(600)

Net Income	$36,867	$13,123	$49,990

(1)

For the three and six months ended June 30, 2013 and 2012, the consolidating income statement presents the income generated and expense incurred by the Residential Resecuritization and Commercial Securitization entities under Redwood (Parent).

At June 30, 2013, 37% of our consolidated assets and 45% of our consolidated liabilities were owned at consolidated Sequoia entities. The following table presents the components of our consolidating balance sheet at June 30, 2013.

Table 11 Consolidating Balance Sheet

June 30, 2013 (In Thousands)	Redwood (Parent) (1)	Consolidated Sequoia Entities	Redwood Consolidated
Residential loans	$1,221,098	$1,998,178	$3,219,276
Commercial loans	494,823	-	494,823
Real estate securities, at fair value:
Trading securities	141,615	-	141,615
Available-for-sale securities	1,172,690	-	1,172,690
Mortgage servicing rights	43,098	-	43,098
Cash and cash equivalents	207,694	-	207,694

Total earning assets	3,281,018	1,998,178	5,279,196
Other assets	146,590	9,626	156,216

Total Assets	$3,427,608	$2,007,804	$5,435,412

Short-term debt
Mortgage loan warehouse debt	$1,082,726	$-	$1,082,726
Security repurchase facilities	363,235	-	363,235
Other liabilities	120,742	1,509	122,251
Asset-backed securities issued	293,682	1,920,614	2,214,296
Long-term debt	443,591	-	443,591

Total liabilities	2,303,976	1,922,123	4,226,099
Stockholders’ equity	1,123,632	85,681	1,209,313

Total Liabilities and Equity	$3,427,608	$2,007,804	$5,435,412

(1)

The consolidating balance sheet presents the assets and liabilities of the Residential Resecuritization and Commercial Securitization under Redwood (Parent), although these assets and liabilities are owned by their respective entities and are legally not ours and we own only the securities and interests that we acquired from these entities. At June 30, 2013, the Residential Resecuritization accounted for $296 million of available-for-sale real estate securities and other assets and $134 million of asset-backed securities issued and other liabilities. At June 30, 2013, the Commercial Securitization accounted for $276 million of commercial loans held-for-investment and other assets and $160 million of asset-backed securities issued and other liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $28 million for both the three months ended June 30, 2013 and 2012. Net interest income after provision and other MVA at Redwood was $59 million for the six months ended June 30, 2013, as compared to $53 million for the six months ended June 30, 2012. The following tables present the components of net interest income after provision and other MVA at Redwood for the three and six months ended June 30, 2013 and 2012.

Table 12 Net Interest Income after Other MVA at Redwood (Parent)

	Three Months Ended June 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$10,059	$1,060,347	3.79%	$3,690	$363,882	4.06%
Commercial loans	9,623	382,479	10.06%	5,341	199,440	10.71%
Trading securities	6,834	101,724	26.87%	3,099	38,171	32.47%
Available-for-sale securities	22,280	1,002,167	8.89%	22,721	903,140	10.06%
Cash and cash equivalents	137	96,302	0.57%	11	78,339	0.06%

Total interest income	48,933	2,643,019	7.41%	34,862	1,582,972	8.81%
Interest Expense
Short-term debt	(4,686)	1,053,610	(1.78)%	(2,299)	474,053	(1.94) %
ABS issued	(3,555)	294,629	(4.83) %	(1,251)	197,808	(2.53) %
Long-term debt (1)	(5,010)	433,691	(4.62) %	(983)	138,227	(2.84) %
Interest rate agreements (1)	(1,470)	138,323	(4.25) %	(1,396)	138,227	(4.04) %

Total interest expense	(14,721)	1,781,930	(3.30) %	(5,929)	810,138	(2.93) %

Net Interest Income	34,212			28,933
Provision for loan losses	(891)			(376)
Other MVA, net	(5,700)			(943)

Net Interest Income After Provision and Other MVA	$27,621			$27,614

(1)

Interest rate agreement expense relates to cash-flow hedges on a portion of our long-term debt. The combined expense yield on our hedged long-term debt was 6.93% and 6.88% for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$17,616	$940,315	3.75%	$7,108	$341,618	4.16%
Commercial loans	19,794	375,687	10.54%	10,494	184,436	11.38%
Trading securities	10,806	73,995	29.21%	5,633	34,472	32.68%
Available-for-sale securities	44,025	965,027	9.12%	43,367	830,820	10.44%
Cash and cash equivalents	149	86,993	0.34%	29	137,480	0.04%

Total interest income	92,390	2,442,017	7.57%	66,631	1,528,826	8.72%
Interest Expense
Short-term debt	(8,494)	954,475	(1.78) %	(4,126)	418,080	(1.97) %
ABS issued	(7,287)	305,701	(4.77) %	(2,597)	204,624	(2.54) %
Long-term debt (1)	(7,080)	329,670	(4.30) %	(2,013)	138,271	(2.91) %
Interest rate agreements (1)	(2,934)	138,318	(4.24) %	(2,742)	138,271	(3.97) %

Total interest expense	(25,795)	1,589,846	(3.24) %	(11,478)	760,974	(3.02) %

Net Interest Income	66,595			55,153
Provision for loan losses	(1,576)			(650)
Other MVA, net	(6,230)			(1,950)

Net Interest Income After Provision and Other MVA	$58,789			$52,553

(1)

Interest rate agreements expense relates to cash-flow hedges on a portion of our long-term debt. The combined expense yield on our hedged long-term debt was 6.89% and 6.88% for the six months ended June 30, 2013 and 2012, respectively.

Net interest income in the second quarter of 2013 increased $5 million from the second quarter of 2012 primarily due to a $14 million increase in interest income attributable to higher average earning assets. This increase was partially offset by a $9 million increase in interest expense, as we funded our investments with a greater portion of debt in the second quarter of 2013 than in prior quarters. The increase in net interest income was offset by higher other MVA expenses as certain of our fair value securities declined in value during the quarter.

Net interest income increased $11 million during the six months ended June 30, 2013 compared to the same period in 2012, primarily due to a $26 million increase in interest income attributable to higher average earning assets. This increase was partially offset by a $14 million increase in interest expense, as we funded our investments with a greater portion of debt in 2013 than in prior years. The increase in net interest income was offset by higher other MVA expenses as certain of our fair value securities declined in value during the first half of 2013.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $22 million and $23 million for the three months ended June 30, 2013 and 2012, respectively. Interest income on AFS securities at Redwood was $44 million and $43 million for the six months ended June 30, 2013 and 2012, respectively. The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2013 and 2012.

Table 13 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended June 30, 2013

					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,689	$4,673	$11,362	$579,333	4.62%	3.23%	7.84%
Re-REMIC	2,731	1,104	3,835	100,824	10.83%	4.38%	15.21%
Subordinate	4,707	2,376	7,083	322,010	5.85%	2.95%	8.80%

Total AFS Securities	$14,127	$8,153	$22,280	$1,002,167	5.64%	3.25%	8.89%

Three Months Ended June 30, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$8,079	$6,327	$14,406	$682,007	4.74%	3.71%	8.45%
Re-REMIC	3,209	(24)	3,185	105,281	12.19%	(0.09) %	12.10%
Subordinate	2,630	1,895	4,525	111,872	9.40%	6.78%	16.18%

Total Residential	13,918	8,198	22,116	899,160	6.19%	3.65%	9.84%

Commercial	455	150	605	3,980	45.73%	15.08%	60.81%
CDO	30	(30)	-	-	-	-	-

Total AFS Securities	$14,403	$8,318	$22,721	$903,140	6.38%	3.68%	10.06%

Six Months Ended June 30, 2013					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$13,726	$9,448	$23,174	$593,096	4.63%	3.19%	7.81%
Re-REMIC	5,525	2,067	7,592	100,299	11.02%	4.12%	15.14%
Subordinate	8,302	4,332	12,634	271,251	6.12%	3.19%	9.32%

Total Residential	27,553	15,847	43,400	964,646	5.71%	3.29%	9.00%

Commercial	647	(22)	625	381	339.67%	(11.55) %	328.12%

Total AFS Securities	$28,200	$15,825	$44,025	$965,027	6.07%	3.28%	9.12%

 Six Months Ended June 30, 2012

					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$14,630	$12,921	$27,551	$629,529	4.65%	4.10%	8.75%
Re-REMIC	6,120	(112)	6,008	96,141	12.73%	(0.23) %	12.50%
Subordinate	5,134	3,589	8,723	101,187	10.15%	7.09%	17.24%

Total Residential	25,884	16,398	42,282	826,857	6.26%	3.97%	10.23%

Commercial	850	235	1,085	3,963	42.90%	11.86%	54.76%
CDO	58	(58)	-	-	-	-	-

Total AFS Securities	$26,792	$16,575	$43,367	$830,820	6.45%	3.99%	10.44%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from AFS securities at Redwood decreased $1 million from the second quarter of 2012. This decrease was primarily due to a decline in yields as more credit sensitive securities paid down and were replaced with lower yielding less credit sensitive securities. This decline was partially offset by an increase in average balances.

Interest income from trading securities at Redwood was $7 million in the second quarter of 2013, as compared to $3 million in the second quarter of 2012, an increase of $4 million. The increase in interest income from trading securities during the second quarter of 2013 was primarily due to an increase in average balances of these securities, as new investments during the second half of 2012 and first half of 2013 outpaced sales and principal paydowns.

Over time, the changes in the value of trading securities will be recorded as other market valuation adjustments, net or as valuation changes in mortgage banking activities and the yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest Expense on Short-Term Debt

At June 30, 2013, we had $1.45 billion of short-term debt outstanding. For both the three and six months ended June 30, 2013, the highest balance of our short-term debt outstanding was $1.45 billion. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at June 30, 2013.

Table 14 Interest Expense — Specific Borrowing Costs

June 30, 2013	Residential Loans	Residential Securities
Asset yield	3.55%	8.25%
Short-term debt yield	1.76%	1.76%

Net spread	1.79%	6.49%

At June 30, 2013, we had four residential loan warehouse facilities with a total outstanding debt balance of $1.08 billion (secured by residential loans with an aggregate fair value of $1.20 billion) and a total borrowing limit of $1.35 billion. We also had a $100 million short-term commercial warehouse facility with no outstanding balance. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 365 days), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with cash available from other equity or long-term debt capital sources.

In addition, at June 30, 2013, we had an aggregate outstanding short-term debt balance of $363 million under seven securities repurchase facilities, which was secured by securities with a fair market value of $455 million, resulting in a debt-to-equity leverage ratio for these residential securities of 3.9x (excluding the additional risk capital we hold related to these short-term borrowings). The financing for each security financed through one of our securities repurchase facilities is limited in its initial term to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with cash available from other equity or long-term debt capital sources. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at June 30, 2013.

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

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including any relating to securities held at the Residential Resecuritization) on our consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

Table 15 Other MVA at Redwood (Parent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Residential loans, held-for-sale	$38	$405	$78	$498
Trading securities	(4,140)	(71)	(4,707)	(1,002)
Impairments on AFS securities	(1,642)	(303)	(1,665)	(635)
Risk management derivatives	44	(974)	64	(811)

Total Other MVA, Net	$(5,700)	$(943)	$(6,230)	$(1,950)

During the three months ended June 30, 2013, we recognized negative $6 million of other market valuation adjustments, as compared to negative $1 million for the three months ended June 30, 2012. The $5 million decrease is primarily due to a decline in value of certain of our fair value securities during the second quarter of 2013 and an increase in impairment expense as we recorded other-than-temporary impairments on certain securities that we intend to sell in the third quarter of 2013.

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes certain results attributable to our residential and commercial loan business activities. This includes valuation changes related to loans and MSRs on our balance sheet at fair value, the valuation changes related to derivatives and IO securities used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and securitize or sell to third parties, gains from mortgage loan sales and net income from MSRs.

Valuation Changes on Residential Loans

In 2013, we elected the fair value option for $2.53 billion (principal balance) of residential loans we acquired. We anticipate electing the fair value option for future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. In the second quarter of 2013, net valuation losses on the fair value of residential loans primarily resulted from declines in the values of triple-A rated Sequoia RMBS.

Valuation Changes on Commercial Loans

In the second quarter of 2013, we elected the fair value option for $150 million (principal balance) of commercial senior loans we acquired. We anticipate electing the fair value option for future purchases of commercial senior loans that we intend to sell to third parties. All of these commercial senior loans were sold in July 2013 at levels equal to their quarter end fair values.

Mortgage Servicing Rights

Mortgage banking activities, net, includes the net income earned from, and valuation changes related to, MSRs we have recognized on our consolidated balance sheet. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators or created through the transfer of loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the Master Servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time.

During the first half of 2013, we transferred an aggregate $4.04 billion (principal balance) of residential loans to eight Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the six months ended June 30, 2013, we recorded MSRs of $29 million at a taxable REIT subsidiary of ours. At June 30, 2013, the principal balance of the loans underlying our MSRs was $4.13 billion, as compared to $1.02 billion at December 31, 2012. In the first half of 2013, we earned a net $2 million from MSRs and at June 30, 2013, the fair value of MSRs was $43 million. In the first half of 2012, we earned a net $104 thousand from MSRs and at June 30, 2012, the fair value of these MSRs was $2 million. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. The increase in the value of our MSRs during the second quarter of 2013 is primarily the result of an increase in mortgage rates in the market during the quarter, relative to the mortgage rates on loans underlying our MSR portfolio.

Risk Management Derivatives Related to our Residential and Commercial Loan Business

Net valuation gains from risk management derivatives related to our residential and commercial loans held for sale were $50 million during the first half of 2013. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate agreements and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Sequoia Interest-Only Securities

As previously discussed, we are presenting market valuation changes for our retained Sequoia IO securities in mortgage banking activities and have conformed the presentation of prior periods for consistency of comparison. During the three and six months ended June 30, 2013, we recorded market valuation gains of $36 million and $38 million, respectively, on Sequoia IO securities.

Gains on Mortgage Loan Sales and Securitizations

Net gains on mortgage loan sales during the first half of 2013 include the realized gain on the sale of residential loans to Sequoia securitization entities we sponsored and sales of residential and commercial loans to third parties. Realized gains or losses include the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

During the first half of 2013, we recognized $8 million of gains on the sale and origination of 12 held-for-sale commercial senior loans that we originated. We also recognized $3 million of gains related to four table-funded loans originated by us (meaning a third party funded and purchased the loan at closing).

Impact of Mortgage Banking Activities, Net, on Redwood’s Operations

Excluded from mortgage banking activities, net, is the net interest income that we earn from the loans we acquire for future sale or securitization. The net income from these loans is included as part of the interest income at Redwood and the interest expense associated with the related borrowing costs from our warehouse facilities is included as part of the short-term interest expense at Redwood. Additionally, the interest we earn from investments we retain from Sequoia securitizations and any associated short-term debt financing costs are included in net interest income.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During the second quarter of 2013, we continued to purchase newly originated residential loans held for sale to Sequoia securitization entities and third parties. We elected the fair value option for all of the residential loans we acquired during the second quarter of 2013 and anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or to Sequoia securitization entities.

During the second quarter of 2013, we completed four residential prime jumbo securitizations for a total of $1.80 billion. We also sold an additional $286 million of residential loans to third parties, and recognized market valuation losses of $41 million during the three months ended June 30, 2013. At June 30, 2013, our pipeline of residential loans identified for purchase was $1.39 billion. Active sellers increased from 62 at December 31, 2012 to 104 at June 30, 2013. Our pipeline of loans identified for purchase was $769 million at August 1, 2013.

At June 30, 2013, residential loans at Redwood had an outstanding carrying value of $1.22 billion, up from $563 million at December 31, 2012. The $1.22 billion of prime residential loans, were comprised of $1.1 billion 30-year fixed rate loans, $63 million 15-year and 20-year fixed rate loans, and $58 million hybrid loans. The following table provides the activity of residential loans at Redwood during the three and six months ended June 30, 2013.

Table 16 Residential Loans at Redwood (Parent) — Activity

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In Thousands)	Fair Value Option	At Lower of Cost or Fair	Fair Value Option	At Lower of Cost or Fair
Balance at beginning of period	$830,246	$1,707	$553,576	$9,082
Acquisitions	2,567,426	-	5,154,352	(27)
Sales	(2,135,166)	-	(4,478,508)	(5,747)
Principal repayments	(1,753)	(15)	(3,402)	(1,652)
Changes in fair value, net	(41,385)	38	(6,650)	74

Balance at End of Period	$1,219,368	$1,730	$1,219,368	$1,730

The following table details outstanding principal balances for these loans by product type at June 30, 2013.

Table 17 Characteristics of Residential Loans at Redwood (Parent)

June 30, 2013 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$1,202,925	3.59%
Hybrid	56,728	2.68%
ARM	1,513	1.81%

Total Outstanding Principal	$1,261,166	3.55%

Commercial Loans at Redwood (Parent)

At June 30, 2013, commercial loans at Redwood had an outstanding carrying value of $495 million, up from $313 million at December 31, 2012. We elected the fair value option for all of the senior commercial loans we originated during the second quarter of 2013 and anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties. The following table provides the activity of commercial loans held-for-sale at Redwood (Parent) during the three and six months ended June 30, 2013.

Table 18 Commercial Loans at Redwood (Parent) — Activity

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In Thousands)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
Balance at beginning of period	$73,780	$327,658	$8,500	$304,510
Originations/acquisitions	149,815	18,550	303,233	54,539
Sales	(73,780)	-	(161,763)	(230)
Principal repayments	-	(100)	(155)	(12,216)
Discount amortization	-	136	-	326
Provision for loan losses	-	(891)	-	(1,576)
Changes in fair value, net	(345)	-	(345)	-

Balance at End of Period	$149,470	$345,353	$149,470	$345,353

Commercial Loans at Fair Value

At June 30, 2013, there were ten senior loans held-for-sale with a carrying value of $149 million. During the second quarter of 2013, we originated and funded 10 senior commercial loans for $150 million, as compared to 11 senior loans of $153 million in the first quarter of 2013. We did not originate any table-funded senior loans during the second quarter of 2013.

Commercial Loans Held-for-Investment

At June 30, 2013, there were 48 commercial mezzanine loans held-for-investment with an outstanding principal balance of $354 million, an allowance for loan losses of $6 million, and a carrying value of $345 million. During the second quarter of 2013, we originated six mezzanine loans for $19 million, as compared to nine loans for $36 million in the first quarter of 2013. During the first half of 2013, we originated 15 mezzanine loans for $55 million, as compared to 13 loans for $96 million in the first half of 2012. Our securitized mezzanine portfolio totaled $270 million at June 30, 2013, down from $284 million at December 31, 2012 primarily as the result of a prepayment of a $12 million loan.

On average, our commercial held-for-investment loans have a maturity of more than six years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.30X based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at June 30, 2013.

Table 19 Commercial Loans Characteristics of Loans Held-for-Investment at Redwood (Parent)

June 30, 2013 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR	Weighted Average LTV
Multi-family	21	$5,487	$115,222	33%	1.25	79%
Office	8	9,862	78,895	22%	1.35	72%
Hospitality	9	9,244	83,198	23%	1.38	62%
Retail	5	10,117	50,583	14%	1.16	76%
Self-storage	4	6,000	24,000	7%	1.34	77%
Industrial	1	2,000	2,000	1%	1.67	65%

Total	48	$7,373	$353,898	100%	1.30	73%

The following table details principal balances for these loans by geographic concentration at June 30, 2013.

Table 20 Geographic Concentration of Commercial Loans Held-for-Investment at Redwood (Parent)

Geographic Concentration (by Principal)	June 30, 2013
California	21%
New York	21%
Florida	10%
Michigan	8%
Illinois	6%
Texas	5%
Tennessee	4%
North Carolina	3%
Delaware	3%
Washington	3%
Oregon	3%
Other states (none greater than 3%)	13%

Total	100%

Derivative Financial Instruments at Redwood (Parent)

Certain Risks Related to Unsecuritized Residential and Commercial Loans

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire or originate, at June 30, 2013, we were party to interest rate agreements, TBA contracts sold, and financial futures. Net market valuation adjustments on risk management derivatives related to unsecuritized loans were positive $50 million and negative $3 million for the three months ended June 30, 2013 and 2012, respectively. Net market valuation adjustments on risk management derivatives related to unsecuritized loans were positive $51 million and negative $6 million for the six months ended June 30, 2013 and 2012, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to certain long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at June 30, 2013. We designated these derivatives as cash flow hedges. For the six months ended June 30, 2013 and 2012, these cash flow hedges increased in value by $21 million and decreased in value by $3 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. At June 30, 2013, interest rate agreements currently accounted for as cash flow hedges had an unrealized loss of $27 million.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging certain long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Of the senior securities owned at Redwood at June 30, 2013, $154 million of prime securities and $141 million of non-prime securities were financed through the Residential Resecuritization. Re-REMIC securities, as presented herein, were created through the Residential Resecuritization of certain senior interests to provide additional credit support to those interests. The commercial securities that we owned were subordinate securities.

During the three and six months ended June 30, 2013, we acquired $133 million and $299 million of investments from Sequoia securitizations we sponsored, respectively. The following table provides real estate securities activity at Redwood for the three and six months ended June 30, 2013.

Table 21 Real Estate Securities Activity at Redwood (Parent)

 Three Months Ended June 30, 2013

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	Total
Beginning fair value	$764,609	$163,437	$302,482	$-	$1,230,528
Acquisitions
Sequoia securities	40,642	-	92,368	-	133,010
Sales
Sequoia securities	(8,677)	-	-	-	(8,677)
Third-party securities	-	-	(192)	-	(192)
Gains on sales and calls, net	-	-	526	-	526
Effect of principal payments (1)	(32,416)	-	(4,896)	-	(37,312)
Change in fair value, net	11,804	(9,270)	(6,112)	-	(3,578)

Ending Fair Value	$775,962	$154,167	$384,176	$-	$1,314,305

 Six Months Ended June 30, 2013

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial	Total
Beginning fair value	$744,332	$163,035	$187,317	$14,069	$1,108,753
Acquisitions
Sequoia securities	91,850	-	207,096	-	298,946
Sales
Sequoia securities	(16,934)	-	-	-	(16,934)
Third-party securities	-	-	(192)	(14,069)	(14,261)
Gains on sales and calls, net	-	-	526	12,038	12,564
Effect of principal payments (1)	(64,366)	-	(8,964)	-	(73,330)
Change in fair value, net	21,080	(8,868)	(1,607)	(12,038)	(1,433)

Ending Fair Value	$775,962	$154,167	$384,176	$-	$1,314,305

(1)

The effect of principal payments reflects the change in fair value due to principal payments. This is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The amortized cost of our available-for-sale securities, which accounts for all but $142 million of securities held as trading securities, was 71% of face value and the fair value was 81% of face value at June 30, 2013. The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at June 30, 2013 and December 31, 2012.

 Table 22 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent) (1)

June 30, 2013
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 - 2013 (2)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$20	98%	$174	92%	$216	95%	$124	N/A	$534	94%
Non-prime	90	92%	147	83%	5	93%	-	-	242	87%

Total	110	93%	321	88%	222	95%	124	N/A	776	91%
Residential Re-REMIC	-	-	63	72%	91	71%	-	-	154	72%
Residential Subordinate
Prime	47	50%	15	62%	1	11%	319	78%	382	71%
Non-prime	2	43%	-	-	-	-	-	-	2	43%

Total	49	50%	15	62%	1	11%	319	78%	384	69%
Total Securities at Redwood	$159		$399		$314		$442		$1,314

December 31, 2012
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 (2)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$22	100%	$190	93%	$255	99%	$10	N/A	$477	96%
Non-prime	99	95%	162	84%	6	93%	-	-	267	88%

Total	121	96%	352	89%	261	99%	10	N/A	744	93%
Residential Re-REMIC	-	-	67	76%	96	75%	-	-	163	76%
Residential Subordinate
Prime	56	51%	13	54%	2	14%	114	81%	185	64%
Non-prime	2	38%	1	9%	-	-	-	-	3	11%

Total	58	50%	14	48%	2	14%	114	81%	188	60%
Commercial	14	72%	-	-	-	-	-	-	14	72%
Total Securities at Redwood	$193		$433		$359		$124		$1,109

(1)	Table may not foot due to rounding.
(2)

Prime senior residential securities originated in 2012 and 2013 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At June 30, 2013, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (50%), adjustable-rate assets (24%), hybrid assets that reset within the next year (15%), hybrid assets that reset between 12 and 36 months (8%), and hybrid assets that reset after 36 months (3%).

At June 30, 2013, credit reserves for our securities portfolio totaled $190 million, or 13.1% of the principal balance of our residential securities. During the three and six months ended June 30, 2013, realized credit losses on our residential securities at Redwood totaled $4 million and $12 million, respectively. The following tables present the components of carrying value at June 30, 2013 and December 31, 2012 for our residential securities.

Table 23 Carrying Value of Residential Securities at Redwood (Parent)

June 30, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate
Principal balance of AFS securities	$435,536	$259,524	$215,169	$543,367
Credit reserve	(32,068)	(18,078)	(44,195)	(96,069)
Net unamortized discount	(42,520)	(39,030)	(69,590)	(84,706)

Amortized cost	360,948	202,416	101,384	362,592
Gross unrealized gains	50,193	22,866	52,783	33,041
Gross unrealized losses	(982)	(595)	-	(11,956)

Carrying value of AFS securities	410,159	224,687	154,167	383,677
Carrying value of trading securities	123,591	17,525	-	499

Total Carrying Value of Residential Securities	$533,750	$242,212	$154,167	$384,176

December 31, 2012	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate
Principal balance of AFS securities	$485,033	$278,229	$215,863	$298,276
Credit reserve	(26,100)	(18,104)	(47,235)	(95,593)
Net unamortized discount	(53,601)	(42,842)	(69,310)	(37,668)

Amortized cost	405,332	217,283	99,318	165,015
Gross unrealized gains	61,265	28,669	63,717	23,278
Gross unrealized losses	(74)	(686)	-	(1,605)

Carrying value of AFS securities	466,523	245,266	163,035	186,688
Carrying value of trading securities	10,409	22,134	-	629

Total Carrying Value of Residential Securities	$476,932	$267,400	$163,035	$187,317

Senior Securities

The fair value of our senior AFS securities was equal to 91% of their principal balance at June 30, 2013, while our amortized cost was equal to 81% of the principal balance. The fair value of our senior securities accounted for as trading securities was $142 million. Volatility in income recognition for these securities is generally most affected by changes in prepayment rates and, to varying degrees, credit performance and interest rates.

The loans underlying all of our residential senior securities totaled $12 billion at June 30, 2013, consisting of $8 billion prime and $4 billion non-prime. These loans are located nationwide with a large concentration in California (44%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2013 were 10.08% of current balances. Serious delinquencies were 8.86% of current balances for loans in prime pools and 12.47% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were $693 thousand of credit losses in our re-REMIC portfolio during the first half of 2013. We anticipate losses, including those that were part of in our acquisition assumptions, and have provided for $44 million of credit reserves on the $215 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 72% of the principal balance of the portfolio at June 30, 2013, while our amortized cost was equal to 47% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $5 billion at June 30, 2013, and consisted of $5 billion prime and $107 million non-prime credit quality collateral at time of origination. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at June 30, 2013 were 9.70% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 71% of the principal balance at June 30, 2013, while our amortized cost was equal to 67% of the principal balance. Credit losses totaled $11 million in our residential subordinate portfolio during the first half of 2013, as compared to $26 million of losses during first half of 2012. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $96 million of credit reserves we have provided for on the $543 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $16 billion at June 30, 2013, consisting of $16 billion prime and $431 million non-prime (at origination). These loans are located nationwide with a large concentration in California (40%). Loans 90+ days past due, in foreclosure or REO at June 30, 2013 were 4.18% of current balances. Serious delinquencies were 3.95% of current balances for loans in prime pools and 12.36% of current balances for loans in non-prime pools.

Commercial Securities

We sold all of our commercial securities during the first quarter of 2013, resulting in realized gains of $12 million. At December 31, 2012, our commercial securities totaled $14 million.

Results of Operations — Consolidated Entities

The following table presents the net interest income after provision and other MVA at certain entities we were required to consolidate for financial reporting purposes under GAAP for the three and six months ended June 30, 2013 and 2012. These consolidated entities include certain Sequoia entities and, for periods prior to the first quarter of 2013 presented herein, Acacia entities. Net interest income at consolidated entities will vary from period to period and depend primarily on changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Table 24 Net Interest Income After Provision and Other MVA at Consolidated Entities

	Three Months Ended June 30,
	2013			2012
	Interest	Average		Interest	Average
	Income/	Amortized		Income/	Amortized
(Dollars in Thousands)	(Expense)	Cost	Yield	(Expense)	Cost	Yield
Interest Income
Residential loans	$8,786	$1,794,179	1.96%	$17,553	$3,258,137	2.15%
Commercial loans	-	-	-	193	12,118	6.37%
Trading securities	-	-	-	6,912	250,840	11.02%
Cash and cash equivalents	-	696	-	3	16,172	0.07%

Total interest income	8,786	1,794,875	1.96%	24,661	3,537,267	2.79%
Interest Expense
ABS issued - Sequoia	(6,742)	1,965,149	(1.37)%	(13,291)	3,166,476	(1.68)%
ABS issued - Acacia	-	-	-	(8,527)	231,673	(14.72)%
Interest rate agreements - Sequoia	-	-	-	(105)	2,668,630	(0.02)%
Interest rate agreements - Acacia	-	-	-	(1,029)	231,673	(1.78)%

Total interest expense	(6,742)	1,965,149	(1.37)%	(22,952)	3,149,226	(2.92)%

Net Interest Income	2,044			1,709
Reversal of provision for loan losses	4,163			1,716
Other MVA, net	(558)			857

Net Interest Income After Provision and Other MVA	$5,649			$4,282

	Six Months Ended June 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$18,853	$1,830,302	2.06%	$37,514	$3,427,609	2.19%
Commercial loans	-	-	-	387	12,115	6.39%
Trading securities	-	-	-	13,726	245,818	11.17%
Cash and cash equivalents	-	514	-	6	15,668	0.08%

Total interest income	18,853	1,830,816	2.06%	51,633	3,701,210	2.79%
Interest Expense
ABS issued - Sequoia	(14,022)	2,031,725	(1.37) %	(28,173)	3,335,316	(1.69) %
ABS issued - Acacia	-	-	-	(17,541)	219,977	(15.95) %
Interest rate agreements - Sequoia	-	-	-	(279)	2,801,422	(0.02) %
Interest rate agreements - Acacia	-	-	-	(2,065)	219,977	(1.88) %

Total interest expense	(14,022)	2,031,725	(2.54) %	(48,058)	3,288,346	(2.92) %

Net Interest Income	4,831			3,575
Reversal of provision for loan losses	2,809			1,715
Other MVA, net	(331)			607

Net Interest Income After Provision and Other MVA	$7,309			$5,897

Net Interest Income at Consolidated Entities

Net interest income at consolidated entities was $2 million for both the three months ended June 30, 2013 and 2012. Net interest income at consolidated entities was $5 million in the first half 2013, an increase of $1 million from the first half of 2012. In the fourth quarter of 2012, we sold our economic interests in and subsequently deconsolidated all of our Acacia entities and 15 legacy Sequoia entities. The increase in net interest income was a result of the benefit of deconsolidating these securitizations, which in the aggregate had negative net interest income during 2012. We have not added to our consolidated entities balances since 2011.

Other MVA at Consolidated Entities

The following table shows the impact of other MVA and impairments at our consolidated entities for the three and six months ended June 30, 2013 and 2012.

Table 25 Other MVA at Consolidated Entities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Commercial loans, at fair value	$-	$111	$-	$122
Trading securities	-	16,419	-	50,825
Risk management derivatives	-	(2,538)	-	(5,170)
ABS issued - Acacia	-	(12,973)	-	(45,026)
REO	(558)	(162)	(331)	(144)

Total Other MVA, Net	$(558)	$857	$(331)	$607

For the three months ended June 30, 2013, there were less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the three months ended June 30, 2012, there were $1 million of net positive market valuation adjustments on the assets and liabilities at the Acacia entities, and less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the six months ended June 30, 2013, there were less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the six months ended June 30, 2012, there were $1 million of net positive market valuation adjustments on the assets and liabilities at the Acacia entities, and less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. Prior to the first quarter of 2013, we applied the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option required that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. As we deconsolidated all Acacia entities in the fourth quarter of 2012, there will not be market valuation adjustments related to these items going forward.

Loan Loss Provision at Consolidated Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The reversal of provision for loan losses at legacy consolidated Sequoia entities was $4 million for the three months ended June 30, 2013, as compared to $2 million for the three months ended June 30, 2012. The increase in the amount of provision expense recovered from 2012 to 2013 was primarily attributable to continued improvement in the overall credit performance of our portfolio as observed through a significant decline in the amount of 30 day and 60 day delinquent loans year over year, as well as a decrease in observed loss severities due to increasing home prices. Net charge-offs were $2 million (or 0.09% of outstanding loan balances) for the three months ended June 30, 2013, as compared to $2 million (or 0.06% of outstanding loan balances) for the three months ended June 30, 2012. Charge-offs were generated by $5 million and $4 million of defaulted loan principal during the three months ended June 30, 2013 and 2012, respectively, for average implied loss severities of 32% and 45%, respectively.

The allowance for loan losses decreased to $23 million (or 1.16% of outstanding residential loans held-for-investment balances) at June 30, 2013, from $29 million (or 1.25% of outstanding residential loans held-for-investment balances) at December 31, 2012. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) were $65 million (or 3.27% of outstanding loan balances) at June 30, 2013, as compared to $63 million (or 2.75% of outstanding loan balances) at December 31, 2012. Loans originated in Florida, California, New Jersey, New York, Connecticut, and Nevada accounted for 51% of total loans held by Sequoia entities and made up 57% of the serious delinquent loan balance at June 30, 2013.

At June 30, 2013, we estimate that there was one Sequoia entity that we consolidated for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances for loans owned at this entity, resulting in lower asset carrying values. The estimated net negative assets (or equity) at this consolidated entity were less than $1 million at June 30, 2013, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity pays down or the entity is deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table provides details of residential loan activity at consolidated Sequoia securitization entities for the three and six months ended June 30, 2013.

Table 26 Residential Loans at Sequoia Entities — Activity

(In Thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$2,133,254	$2,272,812
Principal repayments	(136,179)	(272,153)
Charge-offs, net	1,751	2,545
Premium amortization	(1,765)	(3,463)
Transfers to REO	(3,046)	(4,372)
Reversal of provision for loan losses	4,163	2,809

Balance at End of Period	$1,998,178	$1,998,178

Loan Characteristics

The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at June 30, 2013. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 89% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 10% of the portfolio, were primarily originated in 2009 or later. Of the $82 million of hybrid loans held at Sequoia securitization entities at June 30, 2013, $41 million (or 50%) had reset as of June 30, 2013, and now act as ARM loans.

Table 27 Loan Characteristics at Sequoia Entities

June 30, 2013 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,701,336	85.00%
Fixed	191,859	9.59%
Hybrid (years to reset)
Reset	40,768	2.04%
0-4	19,476	0.97%
5-8	22,069	1.10%
Second Lien
ARM	26,036	1.30%

Total Outstanding Principal	$2,001,544	100.00%

At June 30, 2013, the weighted average FICO score (at origination) of borrowers backing Sequoia loans outstanding was 734 and the weighted average original LTV ratio of Sequoia loans was 65%.

The following chart presents the weighted average prepayment speeds of loans held at consolidated Sequoia securitization entities still held at June 30, 2013, over the past four years.

Prepayment speeds on ARM loans continued to remain relatively low. At June 30, 2013, LIBOR ARM loans at consolidated Sequoia entities had a weighted average coupon of 1.75%.

The majority of hybrid loans and all of the fixed-rate loans at the consolidated Sequoia entities were securitized since 2010. Prepayment speeds on our hybrid and ARM loans have remained relatively consistent with a slight increase in the second quarter. While prepayment speeds on fixed rate loans remain elevated as borrowers looked to take advantage of historically low interest rates through the refinancing of their existing loans, there was a slight decrease in the second quarter of 2013 as mortgage rates began to rise. At June 30, 2013, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 3.64%, and fixed-rate loans had a weighted average coupon of 4.65%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities; some of these Sequoia securitization trusts are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of June 30, 2013, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Long-Term Debt at Redwood

Commercial Borrowings

At June 30, 2013, we had one commercial loan warehouse facility with an outstanding balance of $17 million and a total borrowing limit of $150 million.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.53% and 5.48% for the three and six months ended June 30, 2013, respectively. At June 30, 2013, the accrued interest payable balance on this debt was $4 million.

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

Asset-Backed Securities Issued at Securitization Entities

At June 30, 2013, there were $2.00 billion of loans owned at Sequoia securitization entities, which were funded with $1.92 billion of ABS issued at Sequoia entities. At June 30, 2013, there were $295 million of securities owned at the Residential Resecuritization, which were funded with $134 million of ABS issued. At June 30, 2013, there were $270 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $160 million of ABS issued. The ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. During the fourth quarter of 2012, we sold our remaining interests in the Acacia entities and derecognized the associated assets and liabilities.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia, Residential Resecuritization, and Commercial Securitization entities we consolidate for financial reporting purposes for the three and six months ended June 30, 2013.

Table 28 ABS Issued Activity — Securitization Entities

Three Months Ended June 30, 2013 (In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Carrying value at beginning of period	$2,055,648	$149,260	$159,616	$2,364,524
Paydowns	(134,366)	(15,104)	(90)	(149,560)
Extinguishment of debt	(29)	-	-	(29)
Amortization	(639)	-	-	(639)

Carrying Value at End of Period	$1,920,614	$134,156	$159,526	$2,214,296

Six Months Ended June 30, 2013 (In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Carrying value at beginning of period	$2,193,481	$164,746	$171,714	$2,529,941
Paydowns	(271,070)	(30,590)	(12,188)	(313,848)
Extinguishment of debt	(48)	-	-	(48)
Amortization	(1,749)	-	-	(1,749)

Carrying Value at End of Period	$1,920,614	$134,156	$159,526	$2,214,296

The following table presents our contractual obligations and commitments at June 30, 2013, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 29 Contractual Obligations and Commitments

June 30, 2013	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,446	$-	$-	$-	$1,446
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	27	-	67
Commercial borrowings	-	17	-	-	17
Anticipated interest payments on commercial borrowings	1	-	-	-	1
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt	4	9	14	166	193
Accrued interest payable	7	-	-	-	7
Operating leases	2	7	2	1	12

Total Redwood Obligations and Commitments	$1,473	$60	$331	$307	$2,171

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (1)	$-	$43	$-	$2,171	$2,214
Anticipated interest payments on ABS (2)	19	79	113	605	816
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	21	122	113	2,776	3,032

Total Consolidated Obligations and Commitments	$1,494	$182	$444	$3,083	$5,203

(1)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(2)

The anticipated interest payments on consolidated ABS issued are calculated based on the contractual maturity of the ABS and therefore assume no prepayments of the principal outstanding at June 30, 2013.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, consolidated Sequoia Entities, and the Commercial Securitization, was $16 million at June 30, 2013. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $3 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

The majority of unsecuritized residential loans on our consolidated balance sheet at June 30, 2013, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we may elect the fair value option for these loans. For residential loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2013 and 2012. For each of these periods, we had no undistributed REIT taxable income.

Table 30 Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013 (1)	2012 (1)	2013 (1)	2012 (1)
REIT taxable income	$20,249	$17,415	$36,309	$27,776
Taxable REIT subsidiary loss	(50,019)	(24)	(7,399)	(2,075)

Total Taxable (Loss) Income	$(29,770)	$17,391	$28,910	$25,701

Distributions to shareholders	$22,995	$19,767	$45,870	$39,403

(1)	Our tax results for the three and six months ended June 30, 2013 and 2012 are estimates until we file tax returns for these years.

Our estimated total taxable loss for the three months ended June 30, 2013 was $30 million ($0.36 per share) and included $2 million in realized credit losses on investments. This compared to taxable income for the three months ended June 30, 2012, of $17 million ($0.22 per share) that included $5 million in credit losses. Our estimated total taxable income for the six months ended June 30, 2013 was $29 million ($0.36 per share) and included $7 million in realized credit losses on investments. This compared to taxable income for the six months ended June 30, 2012, of $26 million ($0.33 per share) that included $16 million in credit losses.

For the three months ended June 30, 2013, we realized net capital losses of less than $1 million at the REIT for tax purposes. For the six months ended June 30, 2013, we realized net capital gains of $2 million at the REIT for tax purposes. Net capital losses generated in 2013 by the REIT would have no effect on the taxability of our dividend. However, if the REIT were to generate realized net capital gains for the entire tax year, those gains would increase the portion of our dividend that is characterized as ordinary income to our shareholders.

For the three and six months ended June 30, 2013, we recorded a tax provision of $3 million and $14 million, respectively, for GAAP primarily due to mortgage banking activities at our TRS. The tax provision largely represents a future tax obligation rather than a corporate level current tax liability that will be paid in 2013. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. Our second quarter of 2013 tax provision represents a quarterly allocation of the tax we expect to pay in future periods after taking into consideration the effect of our remaining NOL carryforwards at our TRS. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2013 dividends. Consistent with prior periods, we did not book a material tax provision associated with taxable income generated at our REIT.

Differences between Estimated Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage servicing rights retained when whole loans are sold resulting in lower tax gain on sale, and, (vi) for tax, we do not consolidate noncontrolling interests or securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

In the second quarter of 2013, we experienced significant GAAP/tax differences related to our mortgage banking activities. Specifically, these differences were derived from securitization gains for GAAP exceeding tax losses, GAAP valuation gains on our Sequoia IO investments, and hedging gains that were not recognized for tax purposes. We anticipate that these hedging gains will be recognized into taxable income during third and fourth quarters of 2013 and will narrow the GAAP to tax differences by approximately $40 million.

The tables below reconcile our estimated taxable income to our GAAP income for the three and six months ended June 30, 2013 and 2012.

Table 31 Differences between Estimated Taxable Income (Loss) and GAAP Net Income

	Three Months Ended June 30, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$53,434	$57,719	$(4,285)
Interest expense	(15,073)	(21,463)	6,390

Net interest income	38,361	36,256	2,105
Reversal of provision for loan losses	-	3,272	(3,272)
Realized credit losses	(2,026)	-	(2,026)
Other market valuation adjustments, net	-	(6,258)	6,258
Mortgage banking activities, net	(46,884)	58,531	(105,415)
Operating expenses	(19,030)	(23,644)	4,614
Realized gains, net	-	556	(556)
Provision for income taxes	(191)	(3,140)	2,949

Net (Loss) Income	$(29,770)	$65,573	$(95,343)

(Loss) income per share	$(0.36)	$0.71	$(1.07)

	Three Months Ended June 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$41,860	$59,523	$(17,663)
Interest expense	(5,570)	(28,881)	23,311

Net interest income	36,290	30,642	5,648
Reversal of provision for loan losses	-	1,340	(1,340)
Realized credit losses	(5,298)	-	(5,298)
Other market valuation adjustments, net	-	(86)	86
Mortgage banking activities, net	(552)	(3,607)	3,055
Operating expenses	(13,044)	(15,165)	2,121
Realized gains, net	-	6,995	(6,995)
Provision for income taxes	(5)	(592)	587

Net Income	$17,391	$19,527	$(2,136)

Income per share	$0.22	$0.24	$(0.02)

	Six Months Ended June 30, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$101,665	$111,243	$(9,578)
Interest expense	(26,166)	(39,817)	13,651

Net interest income	75,499	71,426	4,073
Reversal of provision for loan losses	-	1,233	(1,233)
Realized credit losses	(6,695)	-	(6,695)
Other market valuation adjustments, net	-	(6,561)	6,561
Mortgage banking activities, net	(3,303)	104,552	(107,855)
Operating expenses	(36,352)	(43,241)	6,889
Realized gains, net	-	12,823	(12,823)
Provision for income taxes	(239)	(14,049)	13,810

Net Income	$28,910	$126,183	$(97,273)

Income per share	$0.36	$1.40	$(1.04)

	Six Months Ended June 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$79,887	$118,264	$(38,377)
Interest expense	(11,754)	(59,536)	47,782

Net interest income	68,134	58,728	9,406
Reversal of provision for loan losses	-	1,065	(1,065)
Realized credit losses	(15,735)	-	(15,735)
Other market valuation adjustments, net	-	(1,343)	1,343
Mortgage banking activities, net	(541)	1,324	(1,865)
Operating expenses	(26,147)	(29,799)	3,652
Realized gains, net	-	20,615	(20,615)
Provision for income taxes	(10)	(600)	590

Net Income	$25,701	$49,990	$(24,289)

Income per share	$0.33	$0.61	$(0.28)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At June 30, 2013, the cumulative difference between the GAAP and tax amortized cost basis of our residential subordinate securities (excluding our investments in our securitization entities) was $57 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended June 30, 2013 and 2012, we realized $2 million and $5 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. During the six months ended June 30, 2013 and 2012, we realized $7 million and $16 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2013 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $107 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At June 30, 2013, for GAAP we had a designated credit reserve of $190 million on our securities, and an allowance for loan losses of $29 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At June 30, 2013, the REIT had an estimated $299 million in capital loss carryforwards ($3.64 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally invest in assets for the long-term, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At June 30, 2013, we had an estimated $26 million in capital loss carryforwards at the TRS level. Since mortgage banking activities at the TRS generate ordinary income, it is difficult to anticipate when sales of capital assets may occur and, thus, when or whether we might exhaust these capital loss carryforwards at the TRS.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they were issued. Our tax basis in these securities was $99 million at June 30, 2013, which includes a tax basis of $89 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at consolidated Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Conversely, prepayments on our IOs retained from Sequoia securitizations completed in 2010 and later have been faster, resulting in a tax basis in excess of the fair values for these securities. Most of our Sequoia securitizations are callable or will become callable over the next two years. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

In addition, since the decision to exercise options or distribute deferred stock units, performance stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. No tax basis in our MSR assets has been recognized to date.

For GAAP purposes, mortgage servicing fee income, net of servicing expense and changes in the estimated fair value of our MSRs, is recognized on our consolidated income statement over the life of the MSR asset. For tax purposes, only mortgage servicing fee income, net of servicing expense is recognized as taxable income. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. Any MSR where basis is recognized for tax purposes through acquisition is amortized as a tax expense over a finite life.

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

To implement our interest rate risk management strategy, we may use derivative financial instruments in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities. A further discussion of risks relating to recent changes in the interest rate environment is set forth above in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Financial Results – Second Quarter 2013”.

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

Most of the securities we invest in are funded with a combination of equity capital, secured financing or other debt facilities. To the extent we use equity capital or secured financing, we can reduce our liquidity risks; however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of equity capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with four different financial institution counterparties. Under these four warehouse facilities, we had an aggregate borrowing limit of $1.35 billion at June 30, 2013; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. Financial covenants included in this facility are as follows and, at June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2013 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2013 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with four different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

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

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended June 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Update” and “Market Risks” within Item 2 above and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2012.

Item 4. Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2013, the FHLB-Seattle had received approximately $113.0 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of June 30, 2013, the Seattle Certificate had a remaining outstanding principal amount of approximately $20.5 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of June 30, 2013, Schwab had received approximately $12.6 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of June 30, 2013, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.3 million. SRF has denied Schwab’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at June 30, 2013, the FHLB Chicago had received approximately $70.3 million of principal and $23.8 million of interest payments in respect of this Chicago Certificate. As of June 30, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $34.3 million (after taking into account approximately $0.6 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at June 30, 2013, the FHLB Chicago had received approximately $251.8 million of principal and $79.9 million of interest payments in respect of this Chicago Certificate. As of June 30, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $121.6 million (after taking into account approximately $5.3 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, the following risk factor reflects recent developments.

Recent developments relating to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

During the second quarter of 2013, statements made by the Chairman and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, and the Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS). One of the immediate impacts of the resulting rise in benchmark interest rates was a reduction in the overall value of the pool of residential mortgage loans that we already owned and the overall value of the pipeline of residential mortgage loans that we had already identified for purchase. As a result, our returns from securitizations and sales of residential mortgage loans we conducted during the second quarter of 2013 were negatively impacted and we expect that returns from conducting future securitizations and sales of residential mortgage loans we held or had identified for purchase as of the end of the second quarter of 2013 could also be negatively impacted. In addition, as a result of these developments, the overall cost of short-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans rose, including as a result of the requirement to post additional margin (or collateral) to lenders to offset the declines in value of the mortgage loans we finance with short-term borrowings. The short-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans are uncommitted and have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of residential mortgage loans and incur losses. There have been similar impacts with respect to the short-term borrowings we use to finance our acquisitions and holdings of RMBS. In addition, any inability to fund acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets. The recent developments described above have also impacted, and are likely to continue to impact, the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of the recent developments described above have had, and may continue to have, a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the six months ended June 30, 2013. At June 30, 2013, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)

3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)

3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)

3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)

3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)

3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)

3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)

3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)

3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)

3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)

3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)

3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)

3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)

10.1	Amended and Restated 2002 Redwood Trust, Inc. Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

10.2	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)

10.3	Transition and Separation Agreement, dated June 6, 2013, between Redwood Trust, Inc. and Scott Chisholm (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 11, 2013)

10.4	First Amendment to Lease, dated June 27, 2013, between MG-Point, LLC, as Landlord, and Redwood Trust, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is filed in XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012;

(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: August 8, 2013	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)

3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)

3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)

3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)

3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)

3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)

3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)

3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)

3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)

3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)

3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)

3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)

3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)

10.1	Amended and Restated 2002 Redwood Trust, Inc. Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

10.2	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)

10.3	Transition and Separation Agreement, dated June 6, 2013, between Redwood Trust, Inc. and Scott Chisholm (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 11, 2013)

10.4	First Amendment to Lease, dated June 27, 2013, between MG-Point, LLC, as Landlord, and Redwood Trust, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September, 2012, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012;

(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.