Form 10-Q
period 2013-09-30
REDWOOD TRUST INC
filed 2013-11-07
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,394,379 shares outstanding as of November 4, 2013

REDWOOD TRUST, INC.

2013 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2013	December 31, 2012

ASSETS

Residential loans, held-for-sale (includes $727,278 and $556,283 at fair value)	$727,879	$562,658
Residential loans, held-for-investment	1,864,653	2,272,812
Commercial loans, held-for-sale (includes $27,413 and $0 at fair value)	27,413	8,500
Commercial loans, held-for-investment	352,440	304,510
Real estate securities, at fair value	1,324,678	1,108,753
Mortgage servicing rights, at fair value	60,234	5,315
Cash and cash equivalents	204,646	81,080

Total earning assets	4,561,943	4,343,628

Restricted cash	417	383
Accrued interest receivable	14,523	12,442
Derivative assets	4,852	2,972
Deferred securities issuance costs	14,694	9,293
Other assets	63,087	75,380

Total Assets (1)	$4,659,516	$4,444,098

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$838,299	$551,918
Accrued interest payable	11,162	4,592
Derivative liabilities	32,697	51,081
Accrued expenses and other liabilities	36,918	26,902
Asset-backed securities issued	2,061,665	2,529,941
Long-term debt	471,605	139,500

Total liabilities (1)	3,452,346	3,303,934

Equity
Common stock, par value $0.01 per share, 180,000,000 and 165,000,000 shares authorized; 82,388,502 and 81,716,416 issued and outstanding	824	817
Additional paid-in capital	1,757,680	1,744,554
Accumulated other comprehensive income	114,768	138,332
Cumulative earnings	781,164	633,052
Cumulative distributions to stockholders	(1,447,266)	(1,376,591)

Total equity	1,207,170	1,140,164

Total Liabilities and Equity	$4,659,516	$4,444,098

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At September 30, 2013 and December 31, 2012, assets of consolidated VIEs totaled $2,419,786 and $2,901,214, respectively, and liabilities of consolidated VIEs totaled $2,063,758 and $2,532,916, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Residential loans	$17,027	$20,419	$53,497	$65,041
Commercial loans	10,740	7,482	30,534	18,363
Real estate securities	29,649	31,805	84,480	94,532
Cash and cash equivalents	4	17	153	52

Total interest income	57,420	59,723	168,664	177,988
Interest Expense
Short-term debt	(5,227)	(2,737)	(13,721)	(6,863)
Asset-backed securities issued	(9,712)	(23,171)	(31,022)	(73,827)
Long-term debt	(6,894)	(2,377)	(16,908)	(7,132)

Total interest expense	(21,833)	(28,285)	(61,651)	(87,822)

Net Interest Income	35,587	31,438	107,013	90,166
Provision for loan losses	(1,727)	(1,319)	(493)	(254)
Other market valuation adjustments	462	2,164	(4,433)	1,440
Other-than-temporary impairments (1)	-	(1,207)	(1,666)	(1,842)

Other market valuation adjustments, net	462	957	(6,099)	(402)

Net Interest Income After Provision and Other Market Valuation Adjustments	34,322	31,076	100,421	89,510
Mortgage banking activities, net	(5,944)	12,303	98,608	13,642
Operating expenses	(21,853)	(17,102)	(65,095)	(46,900)
Realized gains, net	10,469	13,940	23,291	34,555

Net income before provision for income taxes	16,994	40,217	157,225	90,807
Benefit from (provision for) income taxes	4,935	(516)	(9,113)	(1,116)

Net Income Attributable to Redwood Trust, Inc.	$21,929	$39,701	$148,112	$89,691

Basic earnings per common share	$0.26	$0.48	$1.76	$1.10
Diluted earnings per common share	$0.25	$0.48	$1.65	$1.09
Regular dividends declared per common share	$0.28	$0.25	$0.84	$0.75
Basic weighted average shares outstanding	82,201,473	79,685,099	81,888,231	78,908,057
Diluted weighted average shares outstanding	84,422,039	80,764,380	93,233,865	80,175,660

(1)

For the three months ended September 30, 2013, there were no other-than-temporary impairments. For the three months ended September 30, 2012, other-than-temporary impairments were $1,580 of which $373 were recognized in Accumulated Other Comprehensive Income. For the nine months ended September 30, 2013, other-than-temporary impairments were $1,666, none of which were recognized in Accumulated Other Comprehensive Income. For the nine months ended September 30, 2012, other-than-temporary impairments were $2,472, of which $630 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$21,929	$39,701	$148,112	$89,691
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(633)	41,392	(29,615)	83,467
Reclassification of unrealized (gain) loss to net income	(6,962)	796	(19,211)	1,210
Net unrealized gain (loss) on interest rate agreements	4,018	2,346	25,043	(914)
Reclassification of unrealized loss on interest rate agreements to net income	62	1,126	219	3,260

Total other comprehensive (loss) income	(3,515)	45,660	(23,564)	87,023

Comprehensive Income Attributable to Redwood Trust, Inc.	$18,414	$85,361	$124,548	$176,714

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2013

				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions
(Unaudited)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Total
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	148,112	-	148,112
Other comprehensive (loss) income	-	-	-	(23,564)	-	-	(23,564)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	374,371	4	7,073	-	-	-	7,077
Employee stock purchase and incentive plans	297,715	3	(5,390)	-	-	-	(5,387)
Non-cash equity award compensation	-	-	11,443	-	-	-	11,443
Common dividends declared	-	-	-	-	-	(70,675)	(70,675)

September 30, 2013	82,388,502	$824	$1,757,680	$114,768	$781,164	$(1,447,266)	$1,207,170

For the Nine Months Ended September 30, 2012
				Accumulated
	Common Stock		Additional	Other		Cumulative
(In Thousands, Except Share Data)			Paid-In	Comprehensive	Cumulative	Distributions
(Unaudited)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$892,584
Net income	-	-	-	-	89,691	-	89,691
Other comprehensive income	-	-	-	87,023	-	-	87,023
Issuance of common stock:
Dividend reinvestment & stock purchase plans	2,609,151	26	36,398	-	-	-	36,424
Employee stock purchase and incentive plans	361,262	3	(1,905)	-	-	-	(1,902)
Non-cash equity award compensation	-	-	7,369	-	-	-	7,369
Common dividends declared	-	-	-	-	-	(61,337)	(61,337)

September 30, 2012	81,526,321	$815	$1,739,841	$73,872	$590,974	$(1,355,650)	$1,049,852

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Nine Months Ended September 30,
(Unaudited)	2013	2012
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$148,112	$89,691
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(18,060)	(18,045)
Depreciation and amortization of non-financial assets	310	1,727
Purchases of loans	(6,864,921)	(1,522,949)
Proceeds from sales of loans	6,254,382	1,051,778
Principal payments on loans	9,467	7,438
Net settlements of derivatives	55,694	(20,376)
Provision for loan losses	493	254
Non-cash equity award compensation	11,443	7,369
Market valuation adjustments, net	(76,425)	4,489
Realized gains, net	(34,322)	(52,003)
Net change in:
Accrued interest receivable, deferred tax assets, and other assets	2,374	5,538
Accrued interest payable and accrued expenses and other liabilities	17,378	26,458

Net cash used in operating activities	(494,075)	(418,631)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(63,071)	(135,662)
Proceeds from sales of loans (1)	440	357,742
Principal payments on loans	415,576	425,344
Purchases of real estate securities	(142,628)	(338,058)
Proceeds from sales of real estate securities	213,139	172,265
Principal payments on real estate securities	124,030	173,849
Proceeds from deconsolidation	-	6,386
Purchase of mortgage servicing rights	(3,106)	-
Net increase in restricted cash	(34)	(27,600)

Net cash provided by investing activities	544,346	634,266

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	5,745,892	1,043,767
Repayments on short-term debt	(5,459,511)	(949,609)
Proceeds from issuance of asset-backed securities	-	2,445
Repayments on asset-backed securities issued	(465,986)	(491,134)
Deferred securities issuance costs	(9,184)	-
Proceeds from issuance of long-term debt	332,119	-
Repayments on long-term debt	(14)	-
Net settlements of derivatives	(9)	(20,047)
Net proceeds from issuance of common stock	6,452	34,698
Taxes paid on equity award distributions	(5,789)	(2,210)
Dividends paid	(70,675)	(61,337)

Net cash provided by (used in) financing activities	73,295	(443,427)

Net increase (decrease) in cash and cash equivalents	123,566	(227,792)
Cash and cash equivalents at beginning of period	81,080	267,176

Cash and cash equivalents at end of period	$204,646	$39,384

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$60,394	$89,727
Taxes	3,397	225
Supplemental Noncash Information:
Real estate securities retained from whole loan securitizations	$379,174	$107,219
Retention of mortgage servicing rights from whole loan securitizations	41,128	3,849
Transfers from residential loans to real estate owned	3,448	4,825

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries (“Redwood,” “we,” or “us”), is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”).

Our investment portfolio includes investments in residential mortgage-backed securities issued in Sequoia securitization transactions, as well as residential securities issued by third parties. We also invest in other assets, securities, and instruments that are related to residential real estate, such as mortgage servicing rights (“MSRs”). Our investment portfolio also includes investments in commercial loans that are originated through our commercial mortgage banking activities and may include investments in commercial mortgage-backed securities (“CMBS”) or other forms of commercial real estate financing originated by others. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain prior year amounts have been reclassified in the consolidated financial statements and the related footnotes to conform to the 2013 presentation.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 2. Basis of Presentation — (continued)

in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during the fourth quarter of 2012 (“Commercial Securitization”). Prior to December 31, 2012, we consolidated the assets and liabilities of certain Acacia securitization entities. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

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

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

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

September 30, 2013

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

Residential and Commercial Loans — Fair Value

We have established policies to elect the fair value option for residential and commercial loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential and commercial loans held at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Residential and Commercial Loans — Lower of Cost or Fair Value

Certain residential and commercial loans, acquired prior to our fair value option policy elections, are carried at the lower of their cost or fair value. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported through our consolidated statements of income as a negative market valuation adjustment in mortgage banking activities, net. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due at which point it is placed on non-accrual status. Gains or losses on the sale of residential or commercial loans held-for-sale are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

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

Residential Loans — Allowance for Loan Losses

For residential loans classified as held-for-investment, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan or pool of loans.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

September 30, 2013

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

Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate or if a loan is collateral dependent, we reduce the carrying value to the estimated fair market value of the loan, with a corresponding charge to provision for loan losses on our consolidated statements of income.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Trading Securities

We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities may include residential and commercial securities. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of Sequoia interest only (“IO”) securities designated as trading securities are reported in mortgage banking activities, net, a component of our consolidated statements of income. Changes in the fair value of other trading securities are reported through our consolidated statements of income in other market valuation adjustments, net.

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

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

MSRs

We recognize MSRs through the acquisition of mortgage servicing rights released by third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to third parties. Typically, our MSRs are directly acquired from loan originators or created through the transfer of loans to a Sequoia residential mortgage securitization sponsored by us that meets the GAAP criteria for sale accounting.

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. We contract with a licensed sub-servicer to perform servicing functions for loans associated with our MSRs. MSRs are initially recognized and carried at their estimated fair values. Changes in the estimated fair value of MSRs are reported in mortgage banking activities, net, a component of our consolidated statements of income.

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

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Equity

Accumulated Other Comprehensive Income (Loss)

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements designated as cash flow hedges are reported as components of accumulated other comprehensive income on our consolidated statements of changes in equity and our consolidated statements of comprehensive income. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

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

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
September 30, 2013 (In Thousands)	Amounts of Recognized Assets (Liabilities)	Offset in Consolidated Balance Sheet	(Liabilities) Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$4,107	$-	$4,107	$(3,851)	$(212)	$44
TBAs	745	-	745	(745)	-	-
Futures	-	-	-	-	-	-

Total Assets	$4,852	$-	$4,852	$(4,596)	$(212)	$44

Liabilities (2)
Interest rate agreements	$(26,356)	$-	$(26,356)	$3,851	$22,505	$-
TBAs	(5,810)	-	(5,810)	745	4,726	(339)
Futures	(531)	-	(531)	-	531	-
Loan warehouse debt	(461,584)	-	(461,584)	461,584	-	-
Security repurchase agreements	(371,201)	-	(371,201)	371,201	-	-
Commercial borrowings	(50,119)	-	(50,119)	50,119	-	-

Total Liabilities	$(915,601)	$-	$(915,601)	$887,500	$27,762	$(339)

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
December 31, 2012 (In Thousands)	Amounts of Recognized Assets (Liabilities)	Offset in Consolidated Balance Sheet	(Liabilities) Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$2,972	$-	$2,972	$(2,210)	$-	$762
TBAs	-	-	-	-	-	-
Futures	-	-	-	-	-	-

Total Assets	$2,972	$-	$2,972	$(2,210)	$-	$762

Liabilities (2)
Interest rate agreements	$(50,476)	$-	$(50,476)	$2,210	$48,266	$-
TBAs	-	-	-	-	-	-
Futures	(607)	-	(607)	-	607	-
Loan warehouse debt	(179,982)	-	(179,982)	179,982	-	-
Security repurchase agreements	(371,936)	-	(371,936)	371,936	-	-

Total Liabilities	$(603,001)	$-	$(603,001)	$554,128	$48,873	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

(2)

Interest rate agreements, TBAs, and futures are components of derivatives instruments on our consolidated balances sheets. Loan warehouse debt, which is secured by residential mortgage loans, and security repurchase agreements are components of short-term debt on our consolidated balance sheets. Commercial borrowings are a component of long-term debt on our consolidated balance sheets.

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

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor, manager, or depositor of these entities. Prior to the fourth quarter of 2012, we were also required to consolidate certain other securitization entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs at September 30, 2013

September 30, 2013	Sequoia	Residential	Commercial
(Dollars in Thousands)	Entities	Resecuritization	Securitization	Total
Residential loans, held-for-investment	$1,864,653	$-	$-	$1,864,653
Commercial loans, held-for-investment	-	-	269,255	269,255
Real estate securities, at fair value	-	275,763	-	275,763
Restricted cash	159	-	138	297
Accrued interest receivable	3,061	682	1,933	5,676
Other assets	4,050	-	92	4,142

Total Assets	$1,871,923	$276,445	$271,418	$2,419,786

Accrued interest payable	$1,322	$27	$744	$2,093
Asset-backed securities issued	1,790,687	112,179	158,799	2,061,665

Total Liabilities	$1,792,009	$112,206	$159,543	$2,063,758

Number of VIEs	24	1	1	26

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Analysis of Unconsolidated VIEs with Continuing Involvement

During 2012 and the nine months ended September 30, 2013, we transferred residential loans to 17 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheet at September 30, 2013, and classify those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classify as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2013 and 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Principal balance of loans transferred	$1,210,604	$313,226	$5,253,314	$1,350,082
Trading securities retained, at fair value	8,702	5,139	100,552	31,925
AFS securities retained, at fair value	71,527	18,576	278,622	75,293
Gains on sale	-	4,023	-	15,632
MSRs recognized	12,514	1,241	41,128	3,849

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us for the three and nine months ended September 30, 2013 and 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Cash proceeds	$507,202	$299,582	$4,366,556	$1,271,655
MSR fees received	3,160	260	6,235	414
Funding of compensating interest	(152)	(27)	(415)	(43)
Cash flows received on retained securities	15,656	2,333	30,606	5,432

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
	Three Months Ended September 30,		Nine Months Ended September 30,
At Date of Securitization	2013	2012	2013	2012
Prepayment speeds	5 - 8%	5 - 28%	5 - 13%	5 - 23%
Discount rates	12%	12%	12%	10%

The following table presents additional information at September 30, 2013 and December 31, 2012, related to unconsolidated securitizations sponsored by us during 2012 and the nine months ended September 30, 2013.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2013	December 31, 2012
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$117,443	$10,409
Subordinate securities, classified as AFS	386,266	113,681
Maximum loss exposure (1)	503,709	124,090
Principal balance of loans outstanding	6,414,120	1,736,331

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2013 and December 31, 2012.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2013 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at September 30, 2013	$56,244	$117,443	$386,266
Expected life (in years) (1)	8	6	13

Prepayment speed assumption (annual CPR) (1)	9%	12%	13%
Decrease in fair value from:
10% adverse change	$1,905	$6,192	$930
25% adverse change	4,498	31,332	2,198

Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,407	$5,668	$34,680
200 basis point increase	6,876	10,851	64,546

Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$61	$1,268
25% higher losses	N/A	154	3,169

December 31, 2012 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at December 31, 2012	$5,315	$10,409	$113,681
Expected life (in years) (1)	3	3	10

Prepayment speed assumption (annual CPR) (1)	33%	29%	24%
Decrease in fair value from:
10% adverse change	$351	$724	$858
25% adverse change	812	1,674	1,909

Discount rate assumption (1)	12%	17%	6%
Decrease in fair value from:
100 basis point increase	$121	$20	$901
200 basis point increase	235	40	1,791

Credit loss assumption (1)	N/A	0.48%	0.47%
Decrease in fair value from:
10% higher losses	N/A	$5	$578
25% higher losses	N/A	12	1,446

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

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

September 30, 2013

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the consolidation analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2013, grouped by collateral type and ownership interest.

Third-Party VIE Summary

September 30, 2013 (Dollars in Thousands)	Fair Value
Residential real estate securities at Redwood
Senior	$288,963
Re-REMIC	156,346
Subordinate	99,897

Total Investments in Third-Party Real Estate Securities	$545,206

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

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In Thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Residential loans, held-for-sale
At fair value	$726,161	$726,161	$553,576	$553,576
At lower of cost or fair value	1,718	1,794	9,082	9,324
Residential loans, held-for-investment	1,864,653	1,690,898	2,272,812	2,062,352
Commercial loans, held-for-sale
At fair value	27,413	27,413	-	-
At lower of cost or fair value	-	-	8,500	8,500
Commercial loans, held-for-investment	352,440	357,077	304,510	309,547
Trading securities	130,854	130,854	33,172	33,172
Available-for-sale securities	1,193,824	1,193,824	1,075,581	1,075,581
Mortgage servicing rights	60,234	60,234	5,315	5,315
Cash and cash equivalents	204,646	204,646	81,080	81,080
Restricted cash	417	417	383	383
Accrued interest receivable	14,523	14,523	12,442	12,442
Derivative assets	4,852	4,852	2,972	2,972
REO (1)	4,050	4,728	4,245	5,540
Margin receivable (1)	46,970	46,970	63,424	63,424
Other collateral posted (1)	5,000	5,000	-	-

Liabilities
Short-term debt	$838,299	$838,299	$551,918	$551,918
Accrued interest payable	11,162	11,162	4,592	4,592
Derivative liabilities	32,697	32,697	51,081	51,081
ABS issued	2,061,665	1,853,161	2,529,941	2,372,971
Commercial borrowings	44,605	44,605	-	-
Convertible notes	287,500	283,547	-	-
Other long-term debt	139,500	104,625	139,500	90,675

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $9 million and $101 million of residential senior securities, $4 million and $4 million of residential subordinate securities and $1.28 billion and $6.35 billion of residential loans (principal balance) that we acquired during the three and nine months ended September 30, 2013, respectively. We also elected the fair value option for $113 million and $263 million of commercial senior loans we acquired during the three and nine months ended September 30, 2013, respectively. We anticipate electing the fair value option for residential senior IO securities and all future purchases of loans that we intend to sell to third parties or transfer to Sequoia securitizations. We have historically elected the fair value option for certain commercial loans and trading securities, as well as certain third-party residential securities.

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2013, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013

September 30, 2013	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$726,161	$-	$-	$726,161
Commercial loans, at fair value	27,413	-	-	27,413
Trading securities	130,854	-	-	130,854
Available-for-sale securities	1,193,824	-	-	1,193,824
MSRs	60,234	-	-	60,234
Derivative assets	4,852	745	4,107	-

Liabilities
Derivative liabilities	32,697	6,341	26,356	-

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs
Beginning balance - December 31, 2012	$553,576	$0	$33,172	$1,075,581	$5,315
Principal paydowns	(6,675)	(109)	(1,240)	(122,789)	-
(Losses) gains in net income, net	(40,307)	2,818	34,380	45,824	9,628
Unrealized losses in OCI, net	-	-	-	(48,823)	-
Acquisitions	6,448,724	262,806	104,552	417,251	45,291
Sales	(6,228,242)	(238,102)	(40,010)	(173,220)	-
Other settlements, net	(915)	-	-	-	-

Ending Balance - September 30, 2013	$726,161	$27,413	$130,854	$1,193,824	$60,234

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2013 and 2012. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2013 and 2012 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2013 and 2012 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Assets
Residential loans, at fair value	$(1,864)	$11,662	$(3,088)	$11,662
Commercial loans, at fair value	831	11	831	134
Trading securities	(1,525)	28,937	28,491	71,136
Available-for-sale securities	-	(1,207)	(940)	(1,842)
MSRs	1,344	(578)	12,561	(1,029)

Liabilities
Derivative liabilities	-	(2,304)	-	(3,394)
ABS issued - Acacia	-	(28,167)	-	(73,193)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2013. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at September 30, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2013

					Gain (Loss) for
September 30, 2013	Carrying	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	September 30, 2013	September 30, 2013
Assets
Residential loans, at lower of cost or fair value	$1,116	$-	$-	$1,116	$(13)	$29
REO	1,305	-	-	1,305	30	(367)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Other
Residential loans, at lower of cost or fair value	$(11)	$90	$68	$572
Commercial loans, at fair value	-	11	-	134
Trading securities	540	35,099	(4,168)	84,923
Impairments on AFS securities	-	(1,207)	(1,666)	(1,842)
REO	(76)	(220)	(407)	(364)
Other derivative instruments, net	9	(4,649)	74	(10,632)
ABS issued—Acacia	-	(28,167)	-	(73,193)

Total other	462	957	(6,099)	(402)

Mortgage banking activities
Residential loans, at fair value	(10,804)	14,976	(17,339)	14,992
Commercial loans, at fair value	3,171	-	2,826	-
Trading securities	(1,866)	(4,427)	36,399	(9,101)
MSRs	460	(650)	9,629	(1,194)
Derivative instruments, net	442	(2,385)	51,009	(8,784)

Total mortgage banking activities	(8,597)	7,514	82,524	(4,087)

Total Market Valuation Adjustments, Net	$(8,135)	$8,471	$76,425	$(4,489)

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

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

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

Fair Value Methodology for Level 3 Financial Instruments

September 30, 2013 (Dollars in Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value:
Loans priced to securitization	$230,465	Discount rate	4 - 4%	4%
		Prepayment rate	15 -15%	15%
		Default rate	1 - 1%	1%
		Loss severity	22 - 22%	22%
		Credit support	8 - 8%	8%

Loans priced to whole loan market and committed to sell	401,009	Pool fallout assumption	0 - 0%	- %

Loans priced to whole loan market and uncommitted to sell	94,688	Base Price	101.5 - 101.5%	101.5%
		Base Coupon	3.2 - 4.1%	3.9%
		Buy up (x coupon difference from base coupon)	2 - 2 x	2 x
		Buy Down (x coupon difference from base coupon)	3 - 3 x	3 x

Residential loans, at lower of cost or fair value	1,116	Loss severity	15-28%	21%

Commercial loans, held for sale	27,413	Credit Spread	161 bps - 161 bps	161 bps
		Credit Support	20 - 20%	20%

Trading and AFS securities	1,324,678	Discount rate	5 - 13%	7%
		Prepayment speed	1 - 40%	13%
		Default rate	0 - 35%	8%
		Loss severity	20 - 66%	32%
		Credit support	0 - 61%	5%

MSRs	60,234	Discount rate	9 - 11%	11%
		Prepayment rate	6 - 60%	9%

REO	1,305	Historical loss adjustment	0 - 40%	15%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

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

Commercial loans

Estimated fair values for commercial mezzanine loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics. A decrease in these unobservable inputs will reduce the estimated fair value of the commercial loans.

Estimated fair values for commercial senior mortgage loans are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include third-party Commercial Mortgage-Backed Securities (“CMBS”) sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for purchase into securitization (Level 2).

Real estate securities

Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. Relevant market indicators that are factored into the analyses include bid/ask spreads, credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in serious delinquencies. Conversely, the estimated fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2013, we received dealer price indications on 78% of our securities, representing 91% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 1% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

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

For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At September 30, 2013 and December 31, 2012, we had no Level 3 derivatives.

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

MSRs

MSRs include the rights to service mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs and alternatively, a decrease in these inputs will increase the estimated fair value of the MSRs. As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuation of the MSRs was less than 1% lower than the third-party valuation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

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

ABS issued

ABS issued includes asset-backed securities issued through the Sequoia, Residential Resecuritization, and Commercial Securitization entities. These instruments are illiquid in nature and trade infrequently, if at all. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include bid/ask spreads, external spreads, collateral credit losses, interest rates, default rates, loss severities, and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally increase in value based upon a decrease in default rates and would generally decrease in value if the prepayment rate or credit support input were to decrease.

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at September 30, 2013, we received dealer price indications on 41% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 2% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the nine months ended September 30, 2013, we purchased $6.35 billion (principal balance) of residential loans primarily in connection with our Sequoia securitization program, for which we elected the fair value option. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2013 and December 31, 2012.

September 30, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$726,161	$-	$726,161
Lower of cost or fair value	1,718	-	1,718
Held-for-investment	-	1,864,653	1,864,653

Total Residential Loans	$727,879	$1,864,653	$2,592,532

December 31, 2012 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value	$553,576	$-	$553,576
Lower of cost or fair value	9,082	-	9,082
Held-for-investment	-	2,272,812	2,272,812

Total Residential Loans	$562,658	$2,272,812	$2,835,470

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At September 30, 2013, there were 933 residential loans at fair value, with an aggregate outstanding principal balance of $722 million and an aggregate fair value of $726 million. During the three and nine months ended September 30, 2013, we recorded $11 million and $17 million of negative valuation adjustments, respectively, on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2012, there were 685 residential loans at fair value, with an aggregate outstanding principal balance of $533 million and an aggregate fair value of $554 million.

Residential Loans at Lower of Cost or Fair Value

At September 30, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2012, there were 17 residential loans at lower of cost or fair value with $10 million in outstanding principal balance and a carrying value of $9 million. During the three and nine months ended September 30, 2013, we recorded valuation adjustments for residential loans held-for-sale of negative $11 thousand and positive $68 thousand, respectively. During the three and nine months ended September 30, 2012, we recorded valuation adjustments for residential loans held-for-sale of negative $367 thousand and positive $131 thousand, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at September 30, 2013 and December 31, 2012. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$1,869,726	$2,278,069
Unamortized premium, net	18,142	23,247

Recorded investment	1,887,868	2,301,316
Allowance for loan losses	(23,215)	(28,504)

Carrying Value	$1,864,653	$2,272,812

Of the $1.87 billion of principal balance and $18 million of unamortized premium on loans held-for-investment at September 30, 2013, $776 million of principal balance and $12 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the nine months ended September 30, 2013, 15% of these residential loans prepaid and we amortized 26% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.10 billion and the unamortized premium was $7 million. During the nine months ended September 30, 2013, 20% of these loans prepaid and we amortized 14% of the premium.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at September 30, 2013, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at September 30, 2013, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at September 30, 2013 and December 31, 2012, organized by year of origination.

(In Thousands)	September 30, 2013	December 31, 2012
2003 & Earlier	$942,405	$1,131,200
2004	528,728	569,379
2005	66,821	71,792
2006	151,067	164,333
2007	-	-
2008	-	-
2009	30,395	58,628
2010	102,385	197,964
2011	66,067	108,020

Total Recorded Investment	$1,887,868	$2,301,316

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$23,150	$55,449	$28,504	$66,881
Charge-offs, net	(818)	(2,514)	(3,363)	(7,653)
Provision for (reversal of) provision for loan losses	883	813	(1,926)	(902)
Deconsolidation adjustment	-	-	-	(4,578)

Balance at End of Period	$23,215	$53,748	$23,215	$53,748

During the three months ended September 30, 2013 and 2012, there were less than $1 million and $3 million of charge-offs of residential loans that reduced our allowance for loan losses, respectively. These charge-offs arose from $3 million and $7 million of defaulted loan principal, respectively. During the nine months ended September 30, 2013 and 2012, there were $3 million and $8 million of charge-offs of residential loans, respectively, that reduced our allowance for loan losses. These charge-offs arose from $10 million and $21 million of defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$1,861,027	$2,272,104
Recorded investment	1,879,355	2,295,471
Related allowance	22,332	27,891

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at September 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	90+ Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
September 30, 2013	$37,850	$15,778	$69,236	$1,756,491	$1,879,355
December 31, 2012	29,345	17,593	62,937	2,185,596	2,295,471

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the nine months ended September 30, 2013 and 2012, the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
TDRs
Number of modifications	5	4	12	10
Pre-modification outstanding recorded investment	$1,144	$1,337	$2,939	$3,848
Post-modification outstanding recorded investment	898	1,397	2,838	3,823
Loan modification effect on net interest income after provision and other MVA	(555)	(410)	(863)	(1,007)

TDRs that Subsequently Defaulted
Number of modifications	1	2	4	6
Recorded investment	$201	$1,301	$788	$2,987

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended September 30, 2013 and 2012, was $8 million and $16 million, respectively. For the three months ended September 30, 2013 and 2012, we recorded interest income of $81 thousand and $22 thousand, respectively, on individually impaired loans. The average recorded investment of loans individually evaluated for impairment for the nine months ended September 30, 2013 and 2012, was $7 million and $15 million, respectively. For the nine months ended September 30, 2013 and 2012, we recorded interest income of $102 thousand and $281 thousand, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$8,699	$5,965
Recorded investment	8,513	5,845
Related allowance	883	613

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at September 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	90+ Days
(In Thousands)	Past Due	Past Due	Past Due	Current	Total Loans
September 30, 2013	$1,399	$381	$193	$6,540	$8,513
December 31, 2012	160	645	-	5,040	5,845

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Held-for-sale
Fair value	$27,413	$-
Lower of cost or fair value	-	8,500
Held-for-investment	352,440	304,510

Total Commercial Loans	$379,853	$313,010

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties.

Commercial Loans at Fair Value

At September 30, 2013, there were 4 senior commercial loans at fair value, with an aggregate outstanding principal balance of $27 million and an aggregate fair value of $27 million. During the three and nine months ended September 30, 2013, we recorded $3 million of positive valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2012, there were no commercial loans at fair value.

Commercial Loans at Lower of Cost or Fair Value

At September 30, 2013, there were no commercial loans held at the lower of cost or fair value. During both the nine months ended September 30, 2013 and 2012, we did not record a valuation adjustment on commercial loans held-for-sale. At December 31, 2012, there was one senior commercial loan held-for-sale with $9 million in outstanding principal balance and a lower of cost or fair value of $9 million. During nine months ended September 30, 2012, we did not record a valuation adjustment.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through September 30, 2013, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$361,759	$312,400
Unamortized discount, net	(2,815)	(3,806)

Recorded investment	358,944	308,594
Allowance for loan losses	(6,504)	(4,084)

Carrying Value	$352,440	$304,510

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 7. Commercial Loans — (continued)

At September 30, 2013, there were 50 commercial loans held-for-investment with an outstanding principal balance of $362 million and a carrying value of $352 million. Of the $359 million of recorded investment in commercial loans held-for-investment at September 30, 2013, 17% was originated in 2013, 44% was originated in 2012, 34% was originated in 2011, and 5% was originated in 2010. At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. Of the $309 million of recorded investment in commercial loans held-for-investment at December 31, 2012, 53% was originated in 2012, 38% was originated in 2011, 9% was originated in 2010, and less than 1% was acquired in 2004.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$5,660	$1,258	$4,084	$608
Charge-offs, net	-	-	-	-
Provision for loan losses	844	506	2,420	1,156

Balance at End of Period	$6,504	$1,764	$6,504	$1,764

Commercial Loans Collectively Evaluated for Impairment

We record an allowance for loan losses based on our estimate of credit losses inherent in our portfolio at the reporting date. Our estimate of credit losses is informed by loss rates and delinquency trends. At September 30, 2013 and December 31, 2012, all of the commercial loans collectively evaluated for impairment were current and were assigned an impairment status of “Pass.” The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$361,759	$312,400
Recorded investment	358,944	308,594
Related allowance	6,504	4,084

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment at either September 30, 2013 or December 31, 2012.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by collateral type at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Residential	$1,324,678	$1,094,684
Commercial	-	14,069

Total Real Estate Securities	$1,324,678	$1,108,753

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

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

Trading Securities

We elected the fair value option for certain securities and classify them as trading securities. At September 30, 2013, our trading securities included $127 million of interest-only securities, for which there is no principal balance, and $4 million of residential subordinate securities. The unpaid principal balance of residential subordinate securities classified as trading was $15 million and $12 million at September 30, 2013 and December 31, 2012, respectively. The following table presents trading securities by collateral type at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Senior Securities
Residential prime	$117,443	$10,409
Residential non-prime	8,864	22,134

Total Senior Securities	126,307	32,543

Subordinate Securities
Residential prime	4,547	468
Residential non-prime	-	161

Total Subordinate Securities	4,547	629

Total Trading Securities	$130,854	$33,172

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Senior Securities
Residential prime	$363,822	$466,523
Residential non-prime	195,154	245,266

Total Senior Securities	558,976	711,789

Re-REMIC Securities	156,346	163,035

Subordinate Securities
Residential prime	478,369	184,528
Residential non-prime	133	2,160
Commercial	-	14,069

Total Subordinate Securities	478,502	200,757

Total AFS Securities	$1,193,824	$1,075,581

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

The senior securities shown above at September 30, 2013 and December 31, 2012, included $141 million and $172 million, respectively, of prime securities, and $135 million and $152 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

At September 30, 2013, there were $1 thousand of AFS residential securities with contractual maturities less than five years, $3 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

During the first quarter of 2013, we sold all of our commercial AFS securities, resulting in a realized gain of $12 million. The following table presents the components of carrying value (which equals fair value) of residential AFS securities at September 30, 2013 and December 31, 2012.

Carrying Value of Residential AFS Securities

(In Thousands)	September 30, 2013	December 31, 2012
Principal balance	$1,481,198	$1,277,401
Credit reserve	(136,292)	(187,032)
Unamortized discount, net	(288,838)	(203,421)

Amortized cost	1,056,068	886,948
Gross unrealized gains	155,972	176,929
Gross unrealized losses	(18,216)	(2,365)

Carrying Value	$1,193,824	$1,061,512

The following table presents the changes for the three and nine months ended September 30, 2013, in unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended September 30, 2013
	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net
Beginning balance	$190,410	$235,846
Amortization of net discount	-	(8,785)
Realized credit losses	(4,940)	-
Acquisitions	3,669	30,361
Sales, calls, other	(17,597)	(3,834)
Impairments	-	-
Transfers to (release of) credit reserves, net	(35,250)	35,250

Ending Balance	$136,292	$288,838

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

	Nine Months Ended September 30, 2013
	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net
Beginning balance	$187,032	$203,421
Amortization of net discount	-	(24,632)
Realized credit losses	(16,905)	-
Acquisitions	12,066	84,884
Sales, calls, other	(17,935)	(4,467)
Impairments	1,666	-
Transfers to (release of) credit reserves, net	(29,632)	29,632

Ending Balance	$136,292	$288,838

Credit Characteristics of Residential AFS Securities

Of the $136 million of credit reserve on our residential securities at September 30, 2013, $26 million was related to residential senior securities, $33 million was related to residential re-REMIC securities, and $77 million was related to residential subordinate securities. The loans underlying our $364 million of prime residential senior securities totaled $9 billion at September 30, 2013, and the loans underlying our $195 million of non-prime residential senior securities totaled $4 billion. Serious delinquencies on loans underlying our senior securities at September 30, 2013, were 9.51% of outstanding principal balances. The loans underlying our residential re-REMIC securities totaled $4 billion at September 30, 2013, and consisted of $4 billion prime and $101 million non-prime credit quality collateral at time of origination. Serious delinquencies on loans underlying our re-REMIC securities at September 30, 2013, were 9.50% of outstanding principal balances. The loans underlying our residential subordinate securities totaled $17 billion at September 30, 2013, and consisted of $16 billion prime and $300 million non-prime credit quality at time of origination. Serious delinquencies on loans underlying our subordinate securities at September 30, 2013, were 3.29% of outstanding principal balances.

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2013 and December 31, 2012.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
September 30, 2013	$431,721	$(16,998)	$414,723	$11,020	$(1,218)	$9,802
December 31, 2012	22,803	(293)	22,510	26,729	(2,072)	24,657

At September 30, 2013, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 297 AFS securities, of which 63 were in an unrealized loss position and seven were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2012, our consolidated balance sheet included 284 AFS securities, of which 22 were in an unrealized loss position and 14 were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

When the fair value of an AFS security is below its cost basis, we evaluate the security for OTTI. Part of this evaluation is based upon adverse changes in the assumptions used to value the security. The table below summarizes the significant valuation assumptions we used for our AFS securities at September 30, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 8. Real Estate Securities — (continued)

Significant Valuation Assumptions

Range for Securities
September 30, 2013	Prime	Non-prime
Prepayment rates	4 - 50%	3 - 10%
Loss severity	15 -56%	30 -59%
Projected losses	0 - 38%	4 - 15%

For an AFS security with a fair value that has declined below its amortized cost basis, we evaluate the security for OTTI. The credit component of OTTI is recognized through our consolidated statements of income as a component of other market valuation adjustments, net, while the non-credit component of OTTI is recognized through accumulated other comprehensive income, a component of equity. The following table details the activity related to the credit component of OTTI (i.e., OTTI in either current earnings or retained earnings) for AFS securities that also had a non-credit component and were still held at September 30, 2013 and 2012. The balance of the credit component of OTTI at September 30, 2013 and 2012 includes all market valuation adjustments recorded through the income statement for securities still held on our balance sheet at September 30, 2013 and 2012, as well as a portion of OTTI previously recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$42,674	$67,054	$50,852	$78,126
Additions
Initial credit impairments	-	164	-	325
Subsequent credit impairments	-	58	-	149
Reductions
Securities sold, or expected to sell	(3,288)	(9,069)	(5,479)	(9,069)
Securities with no outstanding principal at period end	(764)	(4,310)	(6,751)	(15,634)

Balance at End of Period	$38,622	$53,897	$38,622	$53,897

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

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Gross realized gains - sales	$10,532	$13,920	$22,762	$28,693
Gross realized gains - calls	–	–	333	113
Gross realized losses - sales	(214)	–	(214)	(1,600)
Gross realized losses - calls	–	–	–	–

Total Realized Gains on Sales and Calls of AFS Securities, net	$10,318	$13,920	$22,881	$27,206

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 9. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$3,539	$122,000	$739	$147,000
TBAs	745	69,000	–	–
Futures	–	–	–	–
Swaptions	568	385,000	2,233	575,000

Total Assets	$4,852	$576,000	$2,972	$722,000

Liabilities - Cash Flow Hedges
Interest rate swaps	$(23,550)	$139,500	$(48,581)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(2,806)	162,500	(1,893)	357,500
TBAs	(5,810)	341,000	–	–
Futures	(531)	180,000	(607)	234,000

Total Liabilities	$(32,697)	$823,000	$(51,081)	$731,000

Total Derivative Financial Instruments, Net	$(27,845)	$1,399,000	$(48,109)	$1,453,000

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire, at September 30, 2013, we were party to interest rate agreements with an aggregate notional amount of $669 million, TBA contracts sold with an aggregate notional amount of $410 million and financial futures contracts with an aggregate notional amount of $180 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were positive less than $1 million for the three months ended September 30, 2013 and 2012. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were $51 million and negative $9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

For the three months ended September 30, 2013 and 2012, these cash flow hedges increased in value by $4 million and $2 million, respectively, which was recorded as an increase to accumulated other comprehensive income, a component of equity. For the nine months ended September 30, 2013 and 2012, these cash flow hedges increased in value by $25 million and $2 million,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 9. Derivative Financial Instruments — (continued)

respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $23 million and $48 million at September 30, 2013 and December 31, 2012, respectively. For the three months ended September 30, 2013 and 2012, we reclassified less than $1 million of unrealized losses on derivatives to interest expense. For the nine months ended September 30, 2013 and 2012, we reclassified less than $1 million and $3 million, respectively, of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedged liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2013 and 2012.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net interest expense on cash flow interest rate agreements	$(1,474)	$(1,409)	$(4,406)	$(4,361)
Realized expense due to ineffective portion of hedges	-	-	-	(34)
Realized net losses reclassified from other comprehensive income	(62)	(1,126)	(219)	(3,260)

Total Interest Expense	$(1,536)	$(2,535)	$(4,625)	$(7,655)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At September 30, 2013, we assessed this risk as remote and did not record a specific valuation adjustment.

At September 30, 2013, we had outstanding derivative agreements with five counterparties and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 10. Other Assets

Other assets at September 30, 2013 and December 31, 2012, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2013	December 31, 2012
Margin receivable	$46,970	$63,424
Investment receivable	1,821	153
Other pledged collateral	5,000	–
REO	4,050	4,245
Prepaid expenses	2,206	1,684
Fixed assets and leasehold improvements	1,065	494
Income tax receivables	895	4,762
Other	1,080	618

Total Other Assets	$63,087	$75,380

REO consists of foreclosed properties received in satisfaction of defaulted real estate loans. The carrying value of REO at September 30, 2013, was $4 million, which includes the net effect of $3 million related to transfers into REO during the first nine months of 2013, offset by $3 million of REO liquidations, and less than $1 million of negative market valuation adjustments. At September 30, 2013 and December 31, 2012, there were 22 and 24 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities. Properties located in Ohio, Florida, Georgia, and Alabama accounted for 64% of our REO properties at September 30, 2013.

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facility counterparties that required us to post collateral.

Note 11. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2013, we had outstanding agreements with 13 counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The table below summarizes the facilities that are available to us and the balances of short-term debt at September 30, 2013 and December 31, 2012 by the type of collateral securing the debt.

	September 30, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$461,584	$1,650,000	11/2013-8/2014
Commercial loans	1	5,514	100,000	4/2014
Real estate securities	7	371,201	-	10/2013-11/2013

Total	13	$838,299

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 11. Short-Term Debt — (continued)

	December 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$179,982	$800,000	1/2013-11/2013
Real estate securities	7	371,936	-	1/2013-3/2013

Total	11	$551,918

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2013, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans and real estate securities pledged as collateral was $519 million and $500 million, respectively, at September 30, 2013. For the three and nine months ended September 30, 2013, the average balance of short-term debt was $1.15 billion and $1.02 billion, respectively. For the three and nine months ended September 30, 2012, the average balance of short-term debt was $571 million and $469 million, respectively. At both September 30, 2013 and December 31, 2012, accrued interest payable on short-term debt was $1 million.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$461,584	1.74%	157	$179,982	1.76%	212
Commercial loan collateral	5,514	2.44%	208	-	-	-
Real estate securities collateral	371,201	1.59%	27	371,936	1.83%	23

Total Short-Term Debt	$838,299	1.68%	100	$551,918	1.81%	84

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at September 30, 2013 and December 31, 2012.

(In Thousands)	September 30, 2013	December 31, 2012
Within 30 days	$345,333	$362,279
31 to 90 days	206,281	48,848
Over 90 days	286,685	140,791

Total Short-Term Debt	$838,299	$551,918

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

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

The carrying values of ABS issued by consolidated securitization entities we sponsored at September 30, 2013 and December 31, 2012, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,804,951	$112,179	$158,799	$2,075,929
Interest-only certificates	4,014	-	-	4,014
Unamortized premium	-	-	-	-
Unamortized discount	(18,278)	-	-	(18,278)

Total ABS Issued	$1,790,687	$112,179	$158,799	$2,061,665

Range of weighted average interest rates, by series	0.33% to 4.22%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2012
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$2,207,851	$164,746	$171,714	$2,544,311
Interest-only certificates	7,769	-	-	7,769
Unamortized premium	921	-	-	921
Unamortized discount	(23,060)	-	-	(23,060)

Total ABS Issued	$2,193,481	$164,746	$171,714	$2,529,941

Range of weighted average interest rates, by series	0.41% to 4.16%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 12. Asset-Backed Securities Issued — (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2013, $2.03 billion of ABS issued ($2.04 billion principal balance) had contractual maturities of over five years and $32 million of ABS issued ($32 million principal balance) had contractual maturities of one to five years. Amortization of deferred ABS issuance costs was $3 million and $2 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the accrued interest payable on ABS issued at September 30, 2013 and December 31, 2012. Interest due on consolidated ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2013	December 31, 2012
Sequoia	$1,322	$2,103
Residential Resecuritization	27	40
Commercial Securitization	744	832

Total Accrued Interest Payable on ABS Issued	$2,093	$2,975

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2013 and December 31, 2012.

Collateral for Asset-Backed Securities Issued

	September 30, 2013
		Residential	Commercial
(In Thousands)	Sequoia	Resecuritization	Securitization	Total
Residential loans	$1,864,653	$-	$-	$1,864,653
Commercial loans	-	-	269,255	269,255
Real estate securities	-	275,763	-	275,763
Restricted cash	159	-	138	297
Accrued interest receivable	3,061	682	1,933	5,676
REO	4,050	-	-	4,050

Total Collateral for ABS Issued	$1,871,923	$276,445	$271,326	$2,419,694

	December 31, 2012
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$2,272,812	$-	$-	$2,272,812
Commercial loans	-	-	283,610	283,610
Real estate securities	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
REO	4,245	-	-	4,245

Total Collateral for ABS Issued	$2,281,688	$325,445	$285,879	$2,893,012

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 13. Long-Term Debt

Commercial Borrowings

At September 30, 2013, we had one commercial loan repurchase facility with an outstanding balance of $45 million and a total borrowing limit of $150 million, with a remaining maturity of 24 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the three and nine months ended September 30, 2013, the average balance of this commercial borrowing was $33 million and $18 million, respectively. The fair value of commercial loans pledged as collateral was $72 million at September 30, 2013. The interest expense yield on this borrowing was 7.93% and 6.95% respectively, for the three and nine months ended September 30, 2013. There was no balance on this warehouse facility at December 31, 2012.

At September 30, 2013, we were in compliance with all of the covenants related to our commercial loan repurchase facility. Further information about the financial covenants under this facility is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on our convertibles notes was 5.53% and 5.49%, respectively, for the three and nine months ended September 30, 2013. At September 30, 2013, the accrued interest payable balance on this debt was $8 million.

Our convertible senior notes are convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes at September 30, 2013 (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares our common stock.

Trust Preferred Securities and Subordinated Notes

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the securities are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.65% and 2.83% for the nine months ended September 30, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.90% and 6.87% for the nine months ended September 30, 2013 and 2012, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to six-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.65% and 2.83% for the nine months ended September 30, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.90% and 6.87% for the nine months ended September 30, 2013 and 2012, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 13. Long-Term Debt — (continued)

At both September 30, 2013 and December 31, 2012, the accrued interest payable balance on this long-term debt was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 14. Commitments and Contingencies

Lease Commitments

At September 30, 2013, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $12 million. In the second quarter of 2013, a new lease for our Denver-based operations became effective. We do not have a 2013 rent obligation for this lease due to an abatement period through the first quarter of 2014. The total rent obligation through 2020 is $2 million. During the second quarter of 2013, we also entered into an amendment to this lease to expand the original premises. We do not have a 2013 rent obligation for this amended lease due to an abatement period through the first quarter of 2014. The total rent obligation through 2021 is $2 million. Operating lease expense was less than $1 million for both the nine months ended September 30, 2013 and 2012.

The following table presents our future lease commitments at September 30, 2013.

Future Lease Commitments by Year

(In Thousands)	September 30, 2013
2013 (three months)	$444
2014	2,250
2015	2,302
2016	2,056
2017	2,111
2018 and thereafter	2,384

Total	$11,547

Leasehold improvements for our offices are amortized into expense over the lease term. There were $200 thousand of unamortized leasehold improvements at September 30, 2013. For the nine months ended September 30, 2013 and 2012, we recognized a negligible amount of leasehold amortization.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

(net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2013, the FHLB-Seattle has received approximately $113.3 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of September 30, 2013, Schwab has received approximately $12.6 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of September 30, 2013, the FHLB Chicago has received approximately $71.5 million of principal and $24.0 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of September 30, 2013, the FHLB Chicago has received approximately $256.1 million of principal and $80.7 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 14. Commitments and Contingencies — (continued)

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. We have not established reserves in connection with these litigation matters, as we have not concluded that a material loss is both probable and estimable at the current stages of these matters. There are numerous factors that have contributed to this conclusion, including that: we are no longer a party to the FHLB-Seattle matter, the proceedings to which we are a party are in relatively early stages with no trial dates set, there are significant factual and legal issues to be resolved, information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies, our belief that these litigations are without merit, and our intent to defend these actions vigorously. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. We also may have additional rights and/or obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters. These rights and obligations could offset or increase our potential losses. We are unable at this time to estimate the potential amount of any such offset or loss.

Although we believe the above-referenced litigation matters are without merit and we intend to defend vigorously the actions to which we are a party, in the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs. While we have not engaged in any settlement communications in the above-referenced litigation matters that have caused us to determine that a material loss from these matters is probable, settlement discussions we have had relating to certain of the above-referenced matters during the third quarter of 2013 are a factor that has contributed to our concluding that we can estimate a range of reasonably possible losses with respect to the above-referenced litigation matters. Accordingly, based on developments during the course of these litigations, we estimate that the aggregate range of reasonably possible losses on the above-referenced litigation matters is between zero and $25 million. However, future developments (including resolution of substantive pre-trial motions relating to these matters, receipt of additional information and documents relating to these matters (such as through pre-trial discovery), new or additional settlement communications with plaintiffs relating to these matters, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish loss contingency reserves or modify our aggregate range of reasonably possible losses with respect to these matters. Our actual losses and any loss contingency reserves we may establish in the future may be materially higher than the aggregate range of reasonably possible losses we have estimated above, including in the event that any of these matters proceed to trial and the plaintiffs prevail. We cannot be certain that any of these matters will be resolved through a settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.

Note 15. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2013.

Changes in Accumulated Other Comprehensive Income by Component

Three Months Ended September 30, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$145,349	$(27,066)
Other comprehensive (loss) income before reclassifications	(633)	4,018
Amounts reclassified from other accumulated comprehensive income	(6,962)	62

Net current-period other comprehensive (loss) income	(7,595)	4,080

Balance at End of Period	$137,754	$(22,986)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 15. Equity — (continued)

Nine Months Ended September 30, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,580	$(48,248)
Other comprehensive (loss) income before reclassifications	(29,615)	25,043
Amounts reclassified from other accumulated comprehensive income	(19,211)	219

Net current-period other comprehensive (loss) income	(48,826)	25,262

Balance at End of Period	$137,754	$(22,986)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and nine months ended September 30, 2013.

Reclassifications out of Accumulated Other Comprehensive Income

	Affected line item in the statement where net income is presented	Amount reclassified from accumulated other comprehensive income
(In Thousands)		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$-	$(124)
Gain on sale of AFS securities	Realized gains, net	(6,962)	(19,087)

		$(6,962)	$(19,211)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$62	$219

		$62	$219

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 15. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2013 and 2012.

Basic and Diluted Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Basic Earnings Per Common Share:
Net income attributable to Redwood	$21,929	$39,701	$148,112	$89,691
Less: Dividends and undistributed earnings allocated to participating securities	(565)	(1,104)	(4,209)	(2,631)

Net income allocated to common shareholders	$21,364	$38,597	$143,903	$87,060

Basic weighted average common shares outstanding	82,201,473	79,685,099	81,888,231	78,908,057
Basic Earnings Per Common Share	$0.26	$0.48	$1.76	$1.10

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$21,929	$39,701	$148,112	$89,691
Less: Dividends and undistributed earnings allocated to participating securities	(565)	(861)	(3,030)	(2,200)
Add back: Interest expense on convertible notes	-	-	8,790	-

Net income allocated to common shareholders	$21,364	$38,840	$153,872	$87,491

Weighted average common shares outstanding	82,201,473	79,685,099	81,888,231	78,908,057
Net effect of dilutive equity awards	2,220,566	1,079,281	2,292,451	1,267,603
Net effect of assumed convertible notes conversion to common shares	-	-	9,053,183	-

Diluted weighted average common shares outstanding	84,422,039	80,764,380	93,233,865	80,175,660

Diluted Earnings Per Common Share	$0.25	$0.48	$1.65	$1.09

For the three and nine months ended September 30, 2013, there were 2,220,566 and 2,292,451 of dilutive equity awards, respectively, determined under the two-class method. For the three and nine months ended September 30, 2012, there were 1,079,281 and 1,267,603 dilutive equity awards determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the nine months ended September 30, 2013, 9,053,183 common shares related to the assumed conversion of the convertible notes were included in the calculation of diluted earnings per share.

For the three months ended September 30, 2013, 11,825,450 common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended September 30, 2013 and 2012, the number of outstanding equity awards that were antidilutive totaled 190,627 and 1,014,274, respectively, under the two-class method. For the nine months ended September 30, 2013 and 2012, the number of outstanding equity awards that were antidilutive totaled 244,174 and 704,087, respectively, under the two-class method. There were no other participating securities during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 15. Equity — (continued)

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the nine months ended September 30, 2013, there were no shares acquired under the plan. At September 30, 2013, there remained 4,005,985 shares available for repurchase under this plan.

Note 16. Equity Compensation Plans

At September 30, 2013 and December 31, 2012, 2,022,530 and 666,610 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $13 million at September 30, 2013, as shown in the following table.

	Nine Months Ended September 30, 2013
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,822	$13,378	$6,484	$-	$21,684
Equity grants	-	175	1,030	-	217	1,422
Equity grant forfeitures	-	(350)	(1,221)	(876)	-	(2,447)
Equity compensation expense	-	(468)	(4,985)	(2,264)	(163)	(7,880)

Unrecognized Compensation Cost at End of Period	$-	$1,179	$8,202	$3,344	$54	$12,779

At September 30, 2013, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At September 30, 2013 and December 31, 2012, there were 190,543 and 287,516 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2013. For both the nine months ended September 30, 2013 and 2012, there were no stock options exercised. For the nine months ended September 30, 2013, 96,973 stock options expired.

Restricted Stock

At September 30, 2013 and December 31, 2012, there were 123,156 and 190,088 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2017. There were 5,936 and 7,032 restricted stock awards granted during the three and nine months ended September 30, 2013, respectively.

Deferred Stock Units

At September 30, 2013 and December 31, 2012, there were 1,976,215 and 2,361,285 DSUs outstanding, respectively, of which 1,159,249 and 1,119,753, respectively, had vested. There were zero and 232,794 DSUs granted during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2013, there were 40,316 and 70,700 DSUs forfeited related to employee departures, respectively. During the nine months ended September 30, 2013, there were 547,164 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at September 30, 2013 vest through 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 16. Equity Compensation Plans — (continued)

Performance Stock Units

At September 30, 2013 and December 31, 2012, there were 762,375 and 837,737 PSUs outstanding, respectively, none of which had vested. During the three and nine months ended September 30, 2013, there were zero and 75,362 PSUs forfeited related to employee departures, respectively. PSUs cliff vest on the third anniversary of their grant date, with vesting contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2013 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At September 30, 2013 and December 31, 2012, 234,977 and 207,031 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 17. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statements for the three and nine months ended September 30, 2013 and 2012.

Components of Mortgage Banking Activities, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Income from MSRs, net:
Income	$2,991	$231	$5,785	$368
Late charges	17	2	35	3
Cost of sub-servicer	(355)	(55)	(767)	(89)

Income from MSRs, net:	2,653	178	5,053	282

Changes in fair value of:
Residential loans, at fair value	(10,804)	14,976	(17,339)	14,992
Commercial loans, at fair value	3,171	-	2,826	-
MSRs	460	(650)	9,628	(1,194)
Sequoia IO securities	(1,866)	(4,427)	36,399	(9,101)
Risk management derivatives (1)	442	(2,385)	51,010	(8,784)

Net market valuation adjustments	(8,597)	7,514	82,524	(4,087)

Net gains on residential loan sales	-	4,611	-	17,447
Net gains on commercial loan originations	-	-	40	-
Net gains on commercial loan sales	-	-	10,991	-

Mortgage Banking Activities, Net	$(5,944)	$12,303	$98,608	$13,642

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 17. Mortgage Banking Activities — (continued)

Mortgage Servicing Rights

During the three and nine months ended September 30, 2013, we transferred an aggregate $1.21 billion and $5.25 billion (principal balance), respectively, of residential loans to 11 Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the three and nine months ended September 30, 2013, we recorded MSRs of $13 million and $41 million, respectively, at a taxable REIT subsidiary of ours. These MSRs represent rights we had acquired and retained to service $1.19 billion and $4.53 billion of loans transferred (original principal balance) to these securitizations during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2013, we recorded MSRs of $1 million associated with $72 million of loans sold to third parties. During the three and nine months ended September 30, 2013, we purchased $3 million of MSRs associated with $307 million of conforming loan principal balance. Conforming loans are mortgage loans that conform to Fannie Mae or Freddie Mac guidelines. No MSRs associated with conforming loans were purchased or recorded during the three and nine months ended September 30, 2012. At September 30, 2013, the principal balance of the loans associated with our MSRs was $5.58 billion.

We contract with a licensed sub-servicer to perform all servicing functions for loans associated with our MSRs. The following table presents activity for MSRs for the three and nine months ended September 30, 2013 and 2012.

MSR Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Balance at beginning of period	$43,098	$2,064	$5,315	$-
Additions	16,677	1,241	45,291	3,849
Changes in fair value due to:
Changes in assumptions (1)	1,353	(584)	11,665	(1,065)
Other changes (2)	(894)	(66)	(2,037)	(129)

Balance at End of Period	$60,234	$2,655	$60,234	$2,655

(1)	Primarily reflects changes in discount rates and prepayment assumptions due to changes in interest rates.
(2)	Reflects the impact of MSR-related cash flows received during the period.

Note 18. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2013 and 2012 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Fixed compensation expense	$5,808	$4,412	$17,498	$13,820
Variable compensation expense	5,621	5,593	14,418	11,211
Equity compensation expense	1,997	2,151	7,880	7,285
Severance expense	445	-	3,879	-

Total compensation expense	13,871	12,156	43,675	32,316
Accounting and legal	2,066	1,251	5,118	3,734
Systems and consulting	2,780	1,225	6,839	4,648
Office costs	1,337	1,549	3,989	3,714
Other operating expenses	1,799	921	5,474	2,488

Total Operating Expenses	$21,853	$17,102	$65,095	$46,900

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 19. Taxes

For the nine months ended September 30, 2013 and 2012, we recognized an expense for income taxes of $9 million and $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2013 and 2012.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

September 30,
	2013	2012
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable loss from GAAP income	(20.6) %	(20.4) %
Dividends paid deduction	(14.8) %	(19.6) %

Effective Tax Rate	5.8%	1.2%

During the three months ended September 30, 2013, we released a valuation allowance for capital loss carryforward deferred tax assets based on our current expectation for realizing net capital gains within the carryforward period. The benefit from income taxes recorded for the three months ended September 30, 2013, primarily resulted from the release of this valuation allowance.

We assessed our tax positions for all open tax years (Federal — years 2010 to 2012, State — years 2009 to 2012) and, at September 30, 2013 and December 31, 2012, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

Note 20. Subsequent Events

At September 30, 2013, we had identified for purchase $595 million of residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since September 30, 2013, and through November 4, 2013, $246 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the fourth quarter of 2013, subject to loan availability and delivery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Redwood Trust, Inc., together with its subsidiaries, is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”).

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s future business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency and necessity of private label securitization as a form of U.S. mortgage financing; (ii) our expectations regarding movements in interest rates and their effect on the pace of refinance activity, including that we believe we have already seen the cyclical (possibly generational) lows in mortgage rates and that we expect a subdued level of refinance activity for an extended period of time, subject to periods of potential volatility as the Federal Reserve’s quantitative easing program plays out; (iii) statements we make regarding other near-term challenges that we face, including price competition from banks for jumbo mortgages and the pace of activity in the securitization market; (iv) statements we make regarding growth opportunities for our residential business, including the expanding opportunities that we expect to see as a result of entering the conforming loan market and our positioning to be involved in risk-sharing opportunities at the originator level, to the extent those opportunities arise in the future; (v) statements we make regarding GSE reform legislation, including that the current direction of GSE reform legislation favors private capital credit providers with loan platforms, such as us, and statements we make regarding the potential size of the market opportunity that could emerge from these GSE reform efforts; (vi) statements we make regarding new loan product opportunities, including that we are exploring the acquisition and distribution (possibly through securitization) of mortgages that do not meet the technical definition of a “Qualified Mortgage” (QM) under the new Consumer Financial Protection Bureau (CFPB) rules that go into effect in early January 2014, and our expectation that this market segment will be underserved by lenders, as well as our cautionary statement not to expect any non-QM loan transactions in the near term; (vii) our assumptions and expectations related to a stabilizing interest rate environment, the reaction of investors in triple-A rated RMBS to securities backed by more recently originated, higher coupon mortgages, and the pace of RMBS issuance; (viii) our expectations regarding our loan sale distribution via whole loan sales and securitizations, our expectation to complete at least one securitization during the fourth quarter of 2013 and our outlook for residential loan sale profit margins, including our statement that we believe we can earn on average 25 to 50 basis points in loan sale profit margins, net of our hedges; (ix) our outlook and expectations relating to our commercial real estate platform, including statements regarding our expectations related to the total volume of senior commercial loans that we will originate in 2013, our expected loan sale margins and the expected timing of sales with respect to those loans, and the expected returns that our commercial mortgage banking activities will generate for shareholders in 2013; (x) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2013 and at September 30, 2013, and statements relating to the volume of residential mortgage loans expected to be available for purchase during the fourth quarter of 2013; (xi) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at September 30, 2013 to be approximately $150 million) and our statement that we believe this level of investment capacity and liquidity should be sufficient to fund our business and investment objectives for the remainder of 2013; (xii) statements relating to the amount of equity capital we are targeting to allocate to fund commercial investments, and statements relating to the possibility of funding growth in our commercial platform with dedicated capital; (xiii) statements relating to our competitive position and our ability to compete in the future; (xiv) statements relating to future market and economic conditions and the future volume of transactions in those markets, including, without limitation, future conditions in the residential and commercial real estate markets and related financing markets, and the related potential opportunities for our residential and commercial business activity; and (xv) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $69 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

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

Our Business

Redwood is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to generate fee and gain on sale income through our mortgage banking activities and to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”) and we generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS”. Our mortgage banking activities are generally carried out through our operating subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our operating subsidiaries, and to distribute as dividends at least 90% of the income we generate from the investment portfolio at our REIT.

Our residential mortgage banking activities primarily consist of operating a residential mortgage loan conduit – i.e., the acquisition of residential mortgage loans, which we also refer to as residential loans, from third-party originators and the subsequent sale or securitization of those loans. Most of the residential loans we acquire are securitized through our Sequoia securitization program. The process of sponsoring a Sequoia securitization begins with the acquisition, on a loan-by-loan basis (or flow basis), of residential loans originated by banks and mortgage companies located throughout the U.S., periodically augmented by our acquisition of larger pools of residential loans (or bulk acquisitions) that may be available for purchase from other participants in the capital markets for residential loan finance. Our acquisition and accumulation of these loans for securitization is generally funded with equity and short-term debt. Once a sufficient amount of residential loans has been accumulated for securitization, we pool and transfer those loans to a Sequoia securitization entity, establish a financial structure for the securitization, and the Sequoia securitization entity then issues senior and subordinate residential mortgage-backed securities (“RMBS” or “residential securities”) collateralized by that pool of loans. Senior securities issued by Sequoia securitization entities, or those interests that generally have the first right to cash flows and are generally last to absorb losses, are generally issued to third parties we refer to as “senior investors” or “triple-A investors,” while some or all of the remaining subordinate securities, or those interests that generally have the last right to cash flows and are generally first in line to absorb losses, are generally retained by us and held for investment at our REIT. From time to time, we may also invest in senior interest-only (“IO”) securities issued by a Sequoia securitization entity. These IO securities receive interest payments (but no principal payments) related to securitized residential mortgage loans. We may also retain mortgage servicing rights (“MSRs”) associated with residential loans transferred to a Sequoia securitization entity and invest in other MSRs associated with residential loans. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. The MSR owner may also be obligated to fund advances of principal and interest payments due to a third party owner of the loan (including, for example, a securitization trust), but not received on schedule from the loan borrower. We do not originate or directly service residential loans. Residential loans for which we own the MSR are directly serviced by a licensed sub-servicer we retain.

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

Business Update — Third Quarter 2013

Over the past six months, we have remained profitable through a tumultuous time in the residential mortgage market, as market participants adjusted to a steep increase in mortgage rates. During these volatile six months, our book value increased to $14.65 per share at September 30, 2013 from $14.54 per share at March 31, 2013, while we paid $0.56 per share in dividends, reflecting the strength of our portfolio management and mortgage pipeline risk management strategies.

Looking ahead, we believe our residential business has significant growth opportunities. The current direction of Fannie Mae and Freddie Mac (Government-Sponsored Enterprises or GSE) reform legislation favors private capital credit providers with loan platforms, such as Redwood. We believe the potential market opportunity that could emerge from these GSE reform efforts is many times the size of the opportunity in our traditional jumbo business. We are ideally positioned to take advantage of these trends by leveraging our well established residential platform to add loan sellers and new products.

Although we remain positive on our overall market position, strategy, and long-term prospects, near-term challenges remain– slowing refinance activity, aggressive price competition from banks for jumbo residential mortgages, and a slowdown in the securitization market that will likely continue to impact our financial results for the remainder of 2013 and into early 2014. The mortgage business continues to remain cyclical, with changes in interest rates driving mortgage refinance activity. We believe we have already seen the cyclical (possibly generational) lows in mortgage rates, and we therefore expect a subdued level of refinance activity for an extended period of time. That said, there might be some modest pickup in refinance activity as the Federal Reserve’s quantitative easing program plays out.

We have re-directed some of our resources from residential jumbo loan acquisitions toward our new GSE conforming loan initiative and other potential new loan product opportunities. A significant cost advantage of our loan acquisition model is that our loan sellers, rather than us, absorb the cost of brick and mortar branches, loan officers and other direct origination overhead. Avoiding this cost burden otherwise reduces the impact on us when cyclical slowdowns occur.

Our goal in building a residential loan platform was to have a proprietary source of mortgage banking income and to create attractive portfolio investments. We built the platform to have the flexibility and operating leverage to handle multiple sellers, loan products, and sources of distribution. We believe that what we do is hard to replicate. One of the ways we attempt to bring value to our business counterparties is through the combination and complexity of the elements necessary to execute our residential strategy. We believe these elements include the Redwood brand, a team with significant mortgage banking and capital markets experience, the right systems, relationships with investors, lenders and Wall Street, and a strong balance sheet.

Over the past year, we have worked diligently to add scalability to our Denver support operations and systems, preparing our platform for the addition of GSE loans to our product offerings. We also put considerable effort into expanding our direct whole loan distribution capabilities to supplement our securitization distribution channel. This effort proved valuable to us when the securitization market recently slowed.

We began acquiring residential GSE loans in mid-October 2013, a meaningful development in the evolution of our residential platform. Entering the market for GSE loans also enables us to create our own investments in mortgage servicing rights (MSRs) and positions us to be involved in risk-sharing opportunities at the originator level to the extent those opportunities arise in the future, consistent with the concept envisioned by the Federal Housing Finance Agency.

To further expand our product offerings, we are also exploring the acquisition and distribution (possibly through securitization) of safe, well-underwritten mortgages made to good borrowers that do not meet the technical definition of a “Qualified Mortgage” (QM) under the new Consumer Financial Protection Bureau rules that go into effect in early January 2014. We expect this market segment to be underserved by lenders. We would caution not to expect any non-QM loan transactions in the near term, as various participants in the mortgage chain (lenders, rating agencies, and senior residential mortgage-backed securities (RMBS) investors) need to work through and get comfortable with the regulatory and compliance risks associated with these types of loans.

Another challenge we face is loan price competition from large banks as they aggressively seek to add residential mortgages to their portfolios. During the third quarter of 2013, some banks were offering 30-year fixed-rate jumbo mortgages more than 25 basis points below GSE conforming rates, as compared to historically being offered approximately, on average, 25 basis points higher than conforming rates. We are not certain why banks would so aggressively put potentially very long duration assets on their balance sheets at this point in the interest rate cycle. We believe it’s possible that excess liquidity in the banking system, together with a desire for loan and interest income growth, outweighs the potential risks from future asset/liability mismatches. It is difficult to estimate how long this condition might persist.

Regarding residential securitization, over the long term, we firmly believe that private label securitization is a very efficient and necessary form of U.S. mortgage financing, sitting alongside government supported mortgage financing and banks’ balance sheets. Through the securitization process, cash flows and the risks (duration, interest rate, credit) associated with a pool of loans can be tailored to create securities that cater to the specific risk-return preference of investors. Furthermore, it is the only way for institutional investors to easily make a residential mortgage investment by simply buying mortgage-backed securities.

Private securitization is our preferred source of loan distribution as it allows us to create attractive, internally sourced credit and interest-only investments for our portfolio. Through the 20 securitization transactions we have completed since 2010, we created over $500 million of investments for our portfolio.

Recently, private mortgage securitization slowed down in the face of the recent rapid and steep rise in mortgage interest rates. Now that prevailing mortgage interest rates are much higher, the new expectation for the duration of securities backed by lower coupon mortgages is much longer than previous expectations. Investors are currently demanding more yield (lower prices) to compensate for additional duration risk. The GSE securities market is well established, deep and liquid; the private label securities market currently is nascent, thin, and relatively illiquid. As a consequence, the negative impact on valuations for newly issued private label securities was more severe than for comparable GSE securities.

Despite the difficult private label market conditions, we completed three securitizations in the third quarter of 2013. These securitizations, together with our direct whole loan sales, enabled us to substantially reduce our exposure to lower coupon residential mortgages in our residential mortgage pipeline.

Going forward, assuming interest rates remain relatively stable, we expect investors in triple-A rated RMBS to view securities backed by more recently originated, higher coupon mortgages more favorably from a pricing standpoint, which should help increase the RMBS issuance market. In the near-term, until the markets restabilize, we expect our loan sale distribution to be a combination of direct whole loan sales and securitizations. We expect to complete at least one securitization transaction in the fourth quarter of 2013. We believe that based on these distribution outlets and our ability to adjust loan pricing to our sellers, we can earn on average 25 to 50 basis points in loan sale profit margins, net of our hedges.

Turning to our strategy for our commercial platform, we have successfully shifted our focus to originating senior commercial loans, while continuing to originate mezzanine loans. While we will likely fall short of our full year goal to originate $1 billion of senior loans, our overall commercial loan sale margins have exceeded our expectations. Given these results, we are optimistic that our commercial mortgage banking activities will generate attractive returns for shareholders in 2013.

To date, we have generally capped Redwood’s investment in our commercial platform at $300 million. We are currently considering alternatives to fund its continued growth and success with dedicated capital, which could take on a variety of different forms. How we ultimately move forward with our commercial platform will be based on what we believe is in the best long-term interests of our shareholders.

Heading into 2014, we are positive about Redwood’s strategic positioning. We are in the right businesses and we have an excellent team of professionals to capitalize on opportunities. We feel that near-term challenges are starting to subside as mortgage rates stabilize, and we are enthusiastic about the expanding opportunities we expect to see as a result of entering the GSE conforming loan market.

Financial Results – Third Quarter 2013

Redwood generated positive results for the third quarter of 2013 despite continuing headwinds driven by interest rate volatility and investor uncertainty. Our focus remained on managing the liquidity of our residential loan pipeline during the quarter while also making tangible progress on a few key operating initiatives. We ended the third quarter profitably, with significantly reduced exposure to lower coupon residential mortgages in our pipeline, as well as excess capital to invest. Quarterly highlights include the following:

•

We earned $0.25 per share for the third quarter of 2013. As noted in our Quarterly Report on Form 10-Q for the second quarter of 2013, our third quarter GAAP earnings include approximately $0.17 per share of negative market valuation adjustments related to residential loans in our pipeline at June 30, 2013. We were successful in distributing nearly all of these loans in the third quarter of 2013, resulting in a small economic profit relating to these loans after factoring in our hedges.

•

Our GAAP book value at September 30, 2013 was $14.65 per share, down $0.04 per share from June 30, 2013. The reduction in book value reflects the anticipated adverse impact of $0.17 per share of negative market valuation adjustments for loans we had identified but not yet purchased at June 30, 2013, which we anticipated and described in our Quarterly Report on Form 10-Q for the second quarter of 2013.

•

We completed three residential securitizations totaling $1.2 billion, and created $80 million of securities and $13 million of investments in mortgage servicing rights for our investment portfolio. Additionally, we completed whole loan sales totaling $600 million.

•

For the residential loans we identified for purchase in the third quarter of 2013, we expect to realize loan sale profit margins of 25 to 50 basis points, consistent with our long-term expectation for the profitability of our loan sale activities.

•

We acquired $1.3 billion of loans in the third quarter of 2013, as compared to $2.6 billion in the second quarter of 2013. In total, we have purchased $6.5 billion loans through the first three quarters of 2013. At September 30, 2013, we owned $728 million of residential loans and had identified an additional $595 million for purchase.

•	We added 11 residential loan sellers to our platform in the third quarter of 2013, increasing the total number of active sellers to 112 at September 30, 2013.

•

We originated 12 senior commercial loans totaling $113 million and we sold 18 senior commercial loans totaling $238 million in the third quarter of 2013. We also originated two mezzanine loans for $9 million in the third quarter of 2013.

•	We declared and distributed a $0.28 per share dividend to shareholders for the third quarter of 2013.

We deployed $146 million of capital into new investments in the third quarter of 2013 down from $159 million in the second quarter of 2013, as summarized in the following table.

Table 1 Quarterly Investment Activity

	Three Months Ended
(In Millions)	September 30, 2013	June 30, 2013
Residential investments
Sequoia RMBS	$80	$124
Third-Party RMBS	143	-
Less: Short-term debt	(101)	-
MSR Investments	17	16

Net residential investments	139	140
Commercial investments	9	19
Less: Borrowings	(2)	-

Net commercial investments	7	19

Equity Capital Invested	$146	$159

Our securities acquisitions in the third quarter included $80 million of residential securities retained from the $1.2 billion of Sequoia securitizations we completed during the third quarter. These residential securities included $72 million of subordinate securities (AA, A, BBB, BB and non-rated securities) and $9 million of interest-only securities. We also acquired $143 million of third-party RMBS in the third quarter of 2013, consisting of $100 million of seasoned senior securities and $42 million of new issue subordinate securities from three issuers.

Residential Investments

At September 30, 2013, our residential securities portfolio had a market value of $1.3 billion, consistent with the market value of this portfolio at June 30, 2013. We acquired $223 million of securities in the third quarter, which was largely offset by sales of $182 million and principal payments of $38 million. Negative valuation adjustments for the third quarter of 2013 were $3 million.

Following the end of the third quarter of 2013 through November 1st, we deployed $35 million of capital, net of financing, into investments in residential securities. This included $17 million invested in newly issued third party subordinate securities as well as $190 million invested in seasoned senior securities which we financed with a combination of $172 million of short-term debt and $18 million of equity capital.

At September 30, 2013, the market value of our mortgage servicing rights (MSRs) portfolio was $60 million, or 1.08% of the $5.6 billion principal amount of the associated mortgage loans. This included $13 million of MSRs associated with $1.6 billion of loans we acquired in the third quarter of 2013 through our conduit operations and $3 million of MSRs acquired in the third quarter of 2013 associated with a $300 million pool of conforming loans.

Residential Mortgage Banking Activities

Recent Market Conditions

Interest rate volatility in recent months resulted in a setback for the new-issue RMBS market. Industry-wide, there was $3.5 billion of new issuance in the third quarter of 2013, down from $4.4 billion in the second quarter of 2013. There were five securitizations completed in July, two securitizations completed in August, and only one securitization completed in September. Redwood sponsored three of these eight securitizations. With the fixed income market expecting an eventual tapering of the Federal Reserve’s demand for Agency MBS, and fixed income funds continuing to experience outflows, it is likely to be a quiet fourth quarter for new-issuance RMBS.

Despite the slowdown in the securitization market, there has been a strong demand among large banks for originating and acquiring prime quality jumbo mortgages.

As a result of this demand, the whole loan distribution component of our conduit platform has been very active in recent quarters. We sold over $900 million in whole loans through the first three quarters of 2013, and we expect to remain an active participant in the whole loan market to take advantage of the best loan sale execution opportunities available to us going forward.

Quarterly Update

We completed three Sequoia securitizations totaling $1.2 billion in the third quarter of 2013, as compared to four securitizations totaling $1.8 billion in the second quarter of 2013. We also completed $600 million of whole loan sales in the third quarter, as compared to $286 million in the second quarter. In October 2013, we settled $325 million in whole loan sales and we expect to close an approximate $325 million securitization in November 2013.

With mortgage rates increasing, we began acquiring additional 15-year fixed-rate and hybrid loans. Of the $1 billion of loans we identified for purchase in the third quarter of 2013, 55% were 30-year fixed rate mortgage loans, down from 83% in the second quarter of 2013, and 95% from the third quarter of 2012. Additionally, of the $1 billion of loans we identified for purchase in the third quarter of 2013, 46% were refinance-related, down from 53% in the second quarter of 2013.

Our third quarter loan acquisition volume was $1.3 billion, as compared to $2.6 billion in the second quarter of 2013. The decline resulted from the approximate 100 basis point increase in mortgage rates that led to an overall decline in industry loan originations, particularly for refinance-related loans. We currently expect to acquire between $500 million and $1 billion of jumbo residential loans in the fourth quarter of 2013. Given the volatility observed in the market, it is still not clear whether we will reach $8 billion of jumbo residential loan purchases – one of the goals we established earlier in the year for 2013.

As described in the Recent Market Conditions section, the volume of loans we have identified for purchase and our acquisitions in recent months have been impacted by highly aggressive pricing of jumbo mortgage loans by large banks. Despite the competitive environment, we have continued to acquire loans, at a slower pace, from a growing number of sellers. At September 30, 2013, our 112 sellers consisted of 53 regional banks (or their subsidiaries) and 59 mortgage companies, located throughout the U.S.

Commercial Mortgage Banking Activities

Our third quarter of 2013 commercial loan origination volume was also impacted by the volatility in interest rates during the quarter. We funded 12 senior commercial loans totaling $113 million in the third quarter, as compared to the second quarter of 2013 when we funded ten loans totaling $150 million. We sold 18 senior loans totaling $238 million in the third quarter of 2013, as compared to six senior loans totaling $74 million in the second quarter of 2013.

Our commercial mortgage banking activities generated income of $3 million in the third quarter of 2013, as compared to $6 million in the second quarter of 2013. At September 30, 2013, we had $27 million of senior commercial loans held for sale, all of which we expect to sell by mid-November 2013. For the first nine months ended September 30, 2013, we originated $562 million of senior commercial loans, including those that were table-funded by third parties. While we expect to originate approximately $200 to $300 million of senior loans in the fourth quarter of 2013, we are likely to fall short of our full year goal of originating $1 billion of senior commercial loans in 2013.

Commercial mezzanine loan originations in the third quarter of 2013 totaled two loans for $9 million, as compared to six loans for $19 million in the second quarter of 2013. This brought our portfolio of non-securitized mezzanine loans to 21 for $84 million at September 30, 2013. Our securitized mezzanine portfolio totaled $270 million at September 30, 2013 and June 30, 2013. Redwood’s investment in this securitized portfolio totaled $115 million at the end of the third quarter of 2013.

Summary of Results of Operations

Net Income

Our reported GAAP net income was $22 million ($0.25 per share) and $148 million ($1.65 per share), respectively, for the three and nine months ended September 30, 2013, as compared to $40 million ($0.48 per share) and $90 million ($1.09 per share), respectively, for the three and nine months ended September 30, 2012. The following table presents the components of our GAAP net income for the three and nine months ended September 30, 2013 and 2012.

Table 2 Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2013	2012	2013	2012
Interest income	$57,420	$59,723	$168,664	$177,988
Interest expense	(21,833)	(28,285)	(61,651)	(87,822)

Net interest income	35,587	31,438	107,013	90,166
Provision for loan losses	(1,727)	(1,319)	(493)	(254)
Other market valuation adjustments, net	462	957	(6,099)	(402)

Net interest income after provision and other market valuation adjustments	34,322	31,076	100,421	89,510
Mortgage banking activities, net	(5,944)	12,303	98,608	13,642
Operating expenses	(21,853)	(17,102)	(65,095)	(46,900)
Realized gains, net	10,469	13,940	23,291	34,555
Benefit from (provision for) income taxes	4,935	(516)	(9,113)	(1,116)

Net Income	$21,929	$39,701	$148,112	$89,691

Diluted weighted average common shares outstanding	84,422,039	80,764,380	93,233,865	80,175,660
Net earnings per share	$0.25	$0.48	$1.65	$1.09

The “Results of Operations and Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of the components of our GAAP net income.

Net Interest Income after Provision and Other Market Valuation Adjustments

Net interest income after provision and other MVA was $34 million for the third quarter of 2013, as compared to $31 million for the third quarter of 2012, an increase of $3 million. This increase was primarily attributable to an increase in net interest income at Redwood driven by higher average balances of residential and commercial loans and trading securities. This increase was partially offset by lower yields on the earning assets that were financed with a larger portion of debt at a slightly higher debt yield. A significant decline in average earning assets and liabilities at Consolidated Entities resulting from the deconsolidation of Sequoia and Acacia securitizations in late 2012 did not materially affect net interest income as the deconsolidated entities earned minimal or in some cases negative net interest income. The following table details the components of other MVA for the three and nine months ended September 30, 2013 and 2012.

Table 3 Components of Other MVA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Residential loans, at lower of cost or fair value	$(11)	$90	$68	$572
Commercial loans, at fair value	-	11	-	134
Trading securities	540	35,099	(4,168)	84,923
Impairments on AFS securities	-	(1,207)	(1,666)	(1,842)
REO	(76)	(220)	(407)	(364)
Other derivative instruments, net	9	(4,649)	74	(10,632)
ABS issued - Acacia	-	(28,167)	-	(73,193)

Total Other MVA, Net	$462	$957	$(6,099)	$(402)

Mortgage Banking Activities, Net

Mortgage banking activities, net, include valuation changes of residential and commercial loans and MSRs, valuation changes related to derivatives and Sequoia IO securities used in part to offset risks associated with our mortgage banking activities, gains from mortgage loan sales and securitizations, and net income from MSRs. The following table presents the components of mortgage banking activities, net, for the three and nine months ended September 30, 2013 and 2012.

Table 4 Components of Mortgage Banking Activities, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net market valuation adjustments on:
Residential loans	$(10,804)	$14,976	$(17,339)	$14,992
Commercial loans	3,171	-	2,826	-
MSRs	460	(650)	9,628	(1,194)
Sequoia IO securities	(1,866)	(4,427)	36,399	(9,101)
Risk management derivatives	442	(2,385)	51,010	(8,784)
Net gains on residential loan sales and securitizations	-	4,611	-	17,447
Net gains on commercial loan sales and originations	-	-	11,031	-
Income from MSRs, net	2,653	178	5,053	282

Total Mortgage Banking Activities, Net	$(5,944)	$12,303	$98,608	$13,642

Income from mortgage banking activities, net, was negative $6 million for the third quarter of 2013, primarily reflecting losses realized on loans we had identified at June 30, 2013, but purchased in the third quarter of 2013. As previously discussed, our results for the second quarter of 2013 included hedging gains associated with these loans, but did not reflect the corresponding negative market valuation adjustments for the loans themselves. At September 30, 2013, over 85% of these loans were sold or securitized with nearly all of the remainder having been purchased and marked-to-market through our income statement. In aggregate, market valuation adjustments recorded in the third quarter of 2013 associated with our residential loan pipeline at June 30, 2013, were negative $15 million or $0.17 per share, down from our August 1, 2013, estimate of negative $21 million or $0.22 per share.

Market valuation adjustments for risk management derivatives and Sequoia IO securities were more muted during the third of 2013 as interest rates stabilized. This resulted in an aggregate negative market valuation adjustment of $1 million for the third quarter of 2013, as compared to positive $86 million during the second quarter of 2013, when interest rates rose sharply.

Income from mortgage banking activities in the third quarter of 2013 also included $3 million in positive market valuation gains on senior commercial loans and related derivatives, as compared to $6 million in the second quarter of 2013.

Our loan sale profit margins are measured over the period from which we identify a loan for purchase and subsequently sell or securitize the loan. These profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transactional expenses, and may be realized over the course of one or more quarters for financial reporting purposes.

For loans we have identified for purchase since June 30, 2013, we expect to earn, on average, profit margins of 25 to 50 basis points as we accumulate and distribute them through whole loan sales or securitization transactions.

Realized Gains, Net

The following table details the components of realized gains, net, for the three and nine months ended September 30, 2013 and 2012.

Table 5 Realized Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net gains on sales of real estate securities	$10,318	$13,920	$22,548	$27,093
Net gains on calls of real estate securities	-	-	333	113
Net gains on sales of commercial mortgage loans	-	-	210	-
Net gains on extinguishment of debt	151	20	200	339
Gain on deconsolidation	-	-	-	7,010

Total Realized Gains, Net	$10,469	$13,940	$23,291	$34,555

Realized gains, net, were $10 million for the third quarter of 2013, a $4 million decrease from the third quarter of 2012. During the third quarter of 2013, we sold $159 million of residential available-for-sale (“AFS”) securities for a net gain of $10 million.

Operating Expenses

Operating expenses were $22 million during the third quarter of 2013, an increase of $5 million from the third quarter of 2012. The increase was primarily due to an increase in fixed compensation costs, systems, and other expenses resulting from the continued expansion of our residential and commercial mortgage operations. Since the beginning of 2013, we have increased our headcount by 51 new employees, bringing our total to 138 as of September 30, 2013.

Tax Provision

We recorded a $5 million tax benefit for the third quarter of 2013, compared to a $3 million tax provision for the second quarter of 2013. The benefit recorded in the current quarter was primarily driven by a reduction in our estimated annual effective tax rate (ETR) due to a reduction of a valuation allowance. During the third quarter of 2013, we reduced the valuation allowance for capital loss carryforward deferred tax assets that were accumulated during past periods. We now expect to utilize this deferred tax asset within the carryforward period based on our revised expectation for realizing net capital gains on sales of appreciated securities.

Estimated Taxable Income for Federal Tax Purposes

Our estimated total taxable income was $46 million ($0.56 per share) for the third quarter of 2013, as compared to taxable income of $17 million ($0.21 per share) for the third quarter of 2012. Our estimated REIT taxable income was $20 million ($0.24 per share) for the third quarter of 2013, as compared to REIT taxable income of $15 million ($0.19 per share) for the third quarter of 2012. Total realized credit losses on our investments for the third quarters of 2013 and 2012 were $3 million ($0.03 per share) and $6 million ($0.07 per share), respectively, for tax purposes. The “Results of Operations — Taxable Income” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a detailed analysis of our tax results and distributions to shareholders.

Summary of Financial Condition, Capital Resources, and Liquidity

At September 30, 2013, our total capital was $1.6 billion, including $1.2 billion of shareholders’ equity and $427 million of long-term debt. We use our capital to invest in earning assets, meet lender capital requirements, and fund our operations and working capital needs. At September 30, 2013, our cash amounted to $205 million and our current investment capacity (defined as the approximate amount of capital we have readily available for long-term investments) was estimated to be approximately $150 million. We ended the third quarter of 2013 with short-term warehouse debt of $467 million, which was used to finance residential and commercial loans, and had additional uncommitted borrowing capacity of $1.3 billion under existing warehouse lines of credit to finance additional residential and commercial loans. Our short-term debt used to finance securities was $371 million.

We had $194 million of capital invested in commercial loan assets at September 30, 2013, which included $27 million of senior loans held for sale. As we have noted previously, we are targeting to allocate up to $300 million of equity capital to fund commercial investments, although our allocation could exceed that amount from time to time in anticipation of asset sales or other transactions.

We currently believe that our available capital and liquidity is sufficient to fund our business and investment objectives for the remainder of 2013. To the extent we need additional incremental capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of our shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings, including the possibility of raising dedicated capital for our commercial platform. The issuance of any securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Changes in Book Value

The following table presents the changes in GAAP book value per share for the three months ended September 30, 2013 and June 30, 2013.

Table 6 Changes in GAAP Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	September 30, 2013	June 30, 2013
Beginning book value per share	$14.69	$14.54
Net income	0.25	0.71
Changes in unrealized gains/losses, net	(0.09)	(0.46)
Unrealized gains on hedges, net	0.05	0.17
Equity issuance	-	0.06
Other, net	0.03	(0.05)
Dividends	(0.28)	(0.28)

Ending Book Value per Share	$14.65	$14.69

Investments in Consolidated Entities

The estimated carrying value of our investments in the Sequoia securitization entities totaled $82 million, or 7% of our equity capital, at September 30, 2013. The carrying value reflects the estimated book value of our retained investments in these entities, based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. During the third quarter of 2013, cash flow generated by our investments in these entities totaled $5 million.

We recognized net income of $1 million in the third quarter of 2013 from our investments in consolidated Sequoia entities, as compared to net income of $6 million in the second quarter of 2013. This decrease is primarily attributable to the reversal of provision for loan losses at Sequoia entities in the second quarter of 2013.

Real Estate Securities

At September 30, 2013, the fair value of the residential securities we own totaled $1.33 billion, consisting of $481 million in prime senior securities, $204 million in non-prime senior securities, $156 million of re-REMIC securities, and $483 million in subordinate securities. The following table presents the components of fair value (which equals GAAP carrying value) for real estate securities at Redwood at September 30, 2013. We categorize our securities by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 7 Securities at Redwood by Vintage and as a Percentage of Total Securities (1) (2)

September 30, 2013 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012 - 2013	Total	% of Total Securities
Senior
Prime	$5	$264	$92	$120	$481	36%
Non-prime	84	115	5	-	204	16%

Total Senior	89	379	97	120	685	52%
Re-REMIC	-	64	93	-	156	12%
Subordinate
Prime	43	14	1	425	483	36%

Total Subordinate	43	14	1	425	483	36%

Total Securities at Redwood	$132	$457	$191	$545	$1,325	100%

(1)	Table may not foot due to rounding.

(2)	We financed our holdings of residential securities with a combination of short-term debt secured by securities, through the Residential Resecuritization, and with long-term debt and equity capital. During the third quarter of 2013, average short-term debt secured by securities was $350 million and the average asset-backed securities in the Residential Resecuritization was $118 million. The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $148 million at September 30, 2013. As a result, to adjust at September 30, 2013 for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $276 million to $409 million, total re-REMIC residential securities would be increased by $148 million to $305 million, and total residential securities would be reduced by $128 million to $1.20 billion.

During the third quarter of 2013, our securities portfolio increased $10 million to $1.33 billion. This increase was attributable to $223 million of acquisitions partially offset by $182 million of sales, $38 million from the effect of principal repayments and a $3 million decrease in the value of our entire securities portfolio. Our third quarter of 2013 acquisitions included $113 million of prime senior securities and $110 million of prime subordinate securities.

Derivatives

At September 30, 2013, we had net derivative liabilities of $28 million, as compared with net derivative liabilities of $48 million at December 31, 2012. We are party to interest rate swaps, interest rate swaptions, TBA contracts sold, net, and financial futures that we generally utilize to (i) manage risks associated with residential and commercial loans we own or plan to acquire and securitize or sell; and, (ii) fix the interest expense related to our long-term debt and other liabilities. The following table presents the aggregate fair value of derivative financial instruments held at Redwood at September 30, 2013 and December 31, 2012.

Table 8 Derivatives

(In Millions)	September 30, 2013		December 31, 2012
	Fair Value	Notional Amount	Fair Value	Notional Amount
Risk management derivatives, net
Residential	$(3)	$1,233	$2	$1,064
Commercial	(1)	26	(1)	249
Cash flow hedges on TruPS	(24)	140	(49)	140

Total Derivative Financial Instruments, Net	$(28)	$1,399	$(48)	$1,453

The notional value of risk management derivatives associated with our residential and commercial mortgage banking activities fluctuates throughout each quarter as residential loans are identified and purchased and commercial loans are originated and each are subsequently sold or securitized. Net changes in the fair value of risk management derivatives are reflected in our income statement in

Mortgage Banking Activities, net. Although the notional and fair value of risk management derivatives were consistent at September 30, 2013 and December 31, 2013, volatility in benchmark interest rates during the nine months ended September 30, 2013, resulted in net valuation gains from risk management derivatives of less than $1 million and $51 million for the three and nine months ended September 30, 2013.

Rising benchmark interest rates during 2013 resulted in a $20 million reduction to our derivative liability related to cash flow hedges on our long-term debt. Changes in the fair value of our cash flow hedges were recorded in shareholders’ equity through accumulated other comprehensive income.

Unrealized Gains and Losses on Real Estate Securities and Derivatives

At September 30, 2013, we had net unrealized gains of $115 million recorded to accumulated other comprehensive income, a component of stockholders’ equity, a $23 million decrease from the net unrealized gains of $138 million at December 31, 2012. The following table presents the activity related to unrealized gains and losses on securities and derivatives for the nine months ended September 30, 2013.

Table 9 Accumulated Other Comprehensive Income Recognized in Stockholders’ Equity

	Residential
(In Millions)	Senior	Re-REMIC	Subordinate	Commercial	Derivatives	Total
Beginning balance - December 31, 2012	$89	$64	$21	$12	$(48)	$138
OTTI recognized in OCI	-	-	-	-	-	-
Net unrealized loss on real estate securities	(22)	(10)	(4)	(12)	-	(48)
Net unrealized gain on interest rate agreements	-	-	-	-	25	25
Reclassification:
OTTI to net income	-	-	-	-	-	-
Unrealized loss on interest rate agreements to net income	-	-	-	-	-	-

Ending balance - September 30, 2013	$67	$54	$17	$-	$(23)	$115

A significant aspect of our ongoing risk management activities entails managing the interest-rate exposure on a portion of our long-term debt. Changes in the values of derivatives designated as cash flow hedges used to offset changes in future payment obligations are currently recorded - to the extent effective - through our consolidated balance sheet and not our consolidated income statement. The increase in benchmark interest rates during the third quarter of 2013 caused a $4 million increase in the value of these derivatives.

Results of Operations and Financial Condition

The following tables present the results of Redwood (Parent) and other Consolidated Entities in order to supplement our consolidated GAAP results for the three and nine months ended September 30, 2013 and 2012. These tables do not represent separate business segments, as we manage and evaluate our business as one reportable unit. Rather, they are intended to separate the accounts of certain independent securitization entities that are bankruptcy-remote from us and from each other but for which we are still required to consolidate for financial reporting purposes. They have been structured such that Redwood’s obligations are not liabilities of the consolidated entities and the liabilities of the consolidated entities are not legal obligations of Redwood.

Table 10 Consolidating Income Statements

	Three Months Ended September 30, 2013
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$49,586	$7,834	$57,420
Interest expense	(15,627)	(6,206)	(21,833)

Net interest income	33,959	1,628	35,587
Provision for loan losses	(843)	(884)	(1,727)
Other market valuation adjustments, net	538	(76)	462

Net interest income after provision and other market valuation adjustments	33,654	668	34,322
Mortgage banking activities, net	(5,944)	-	(5,944)
Operating expenses	(21,802)	(51)	(21,853)
Realized gains, net	10,318	151	10,469

Net income before provision for taxes	16,226	768	16,994
Benefit for income taxes	4,935	-	4,935

Net Income	$21,161	$768	$21,929

	Three Months Ended September 30, 2012
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$36,406	$23,317	$59,723
Interest expense	(6,291)	(21,994)	(28,285)

Net interest income	30,115	1,323	31,438
Provision for loan losses	(506)	(813)	(1,319)
Other market valuation adjustments, net	(1,534)	2,491	957

Net interest income after provision and market valuation adjustments	28,075	3,001	31,076
Mortgage banking activities, net	12,303	-	12,303
Operating expenses	(17,075)	(27)	(17,102)
Realized gains, net	13,920	20	13,940

Net income before provision for taxes	37,223	2,994	40,217
Provision for income taxes	(516)	-	(516)

Net Income	$36,707	$2,994	$39,701

	Nine Months Ended September 30, 2013
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$141,976	$26,688	$168,664
Interest expense	(41,422)	(20,229)	(61,651)

Net interest income	100,554	6,459	107,013
(Provision for) reversal of provision for loan losses	(2,419)	1,926	(493)
Other market valuation adjustments, net	(5,692)	(407)	(6,099)

Net interest income after provision and other market valuation adjustments	92,443	7,978	100,421
Mortgage banking activities, net	98,608	-	98,608
Operating expenses	(64,937)	(158)	(65,095)
Realized gains, net	23,091	200	23,291

Net income before provision for taxes	149,205	8,020	157,225
Provision for income taxes	(9,113)	-	(9,113)

Net Income	$140,092	$8,020	$148,112

	Nine Months Ended September 30, 2012
(In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Interest income	$103,038	$74,950	$177,988
Interest expense	(17,770)	(70,052)	(87,822)

Net interest income	85,268	4,898	90,166
(Provision for) reversal of provision for loan losses	(1,156)	902	(254)
Other market valuation adjustments, net	(3,500)	3,098	(402)

Net interest income after provision and market valuation adjustments	80,612	8,898	89,510
Mortgage banking activities, net	13,642	-	13,642
Operating expenses	(46,772)	(128)	(46,900)
Realized gains, net	27,206	7,349	34,555

Net income before provision for taxes	74,688	16,119	90,807
Provision for income taxes	(1,116)	-	(1,116)

Net Income	$73,572	$16,119	$89,691

(1)	For the three and nine months ended September 30, 2013 and 2012, the consolidating income statements present the income generated and expense incurred by the Residential Resecuritization and Commercial Securitization entities under Redwood (Parent).

At September 30, 2013, 40% of our consolidated assets and 52% of our consolidated liabilities were owned at consolidated Sequoia entities. The following table presents the components of our consolidating balance sheet at September 30, 2013.

Table 11 Consolidating Balance Sheets

September 30, 2013 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$727,879	$1,864,653	$2,592,532
Commercial loans	379,853	-	379,853
Real estate securities, at fair value:
Trading securities	130,854	-	130,854
Available-for-sale securities	1,193,824	-	1,193,824
Mortgage servicing rights, at fair value	60,234	-	60,234
Cash and cash equivalents	204,646	-	204,646

Total earning assets	2,697,290	1,864,653	4,561,943
Other assets	88,613	8,960	97,573

Total Assets	$2,785,903	$1,873,613	$4,659,516

Short-term debt
Mortgage loan warehouse debt	$467,098	$-	$467,098
Security repurchase facilities	371,201	-	371,201
Other liabilities	79,455	1,322	80,777
Asset-backed securities issued	270,978	1,790,687	2,061,665
Long-term debt	471,605	-	471,605

Total liabilities	1,660,337	1,792,009	3,452,346

Stockholders’ equity	1,125,566	81,604	1,207,170

Total Liabilities and Equity	$2,785,903	$1,873,613	$4,659,516

December 31, 2012 (In Thousands)	Redwood (Parent) (1)	Consolidated Entities	Redwood Consolidated
Residential loans	$562,658	$2,272,812	$2,835,470
Commercial loans	313,010	-	313,010
Real estate securities, at fair value:
Trading securities	33,172	-	33,172
Available-for-sale securities	1,075,581	-	1,075,581
Mortgage servicing rights, at fair value	5,315	-	5,315
Cash and cash equivalents	81,080	-	81,080

Total earning assets	2,070,816	2,272,812	4,343,628
Other assets	88,592	11,878	100,470

Total Assets	$2,159,408	$2,284,690	$4,444,098

Short-term debt	$551,918	$-	$551,918
Other liabilities	80,472	2,103	82,575
Asset-backed securities issued	336,460	2,193,481	2,529,941
Long-term debt	139,500	-	139,500

Total liabilities	1,108,350	2,195,584	3,303,934

Stockholders’ equity	1,051,058	89,106	1,140,164

Total Liabilities and Equity	$2,159,408	$2,284,690	$4,444,098

(1)

The consolidating balance sheet presents the assets and liabilities of the Residential Resecuritization and Commercial Securitization under Redwood (Parent), although these assets and liabilities are owned by their respective entities and are legally not ours and we own only the securities and interests that we acquired from these entities. At September 30, 2013 and December 31, 2012, the Residential Resecuritization accounted for $276 million and $326 million, respectively, of available-for-sale real estate securities and other assets and $112 million and $165 million, respectively, of asset-backed securities issued and other liabilities. At September 30, 2013 and December 31, 2012, the Commercial Securitization accounted for $271 million and $290 million, respectively, of commercial loans held-for-investment and other assets and $159 million and $173 million, respectively, of asset-backed securities issued and other liabilities.

Results of Operations — Redwood (Parent)

Net Interest Income after Provision and Other MVA at Redwood (Parent)

Net interest income after provision and other MVA at Redwood was $34 million and $28 million for the three months ended September 30, 2013 and 2012, respectively. Net interest income after provision and other MVA at Redwood was $92 million and $81 million for the nine months ended September 30, 2013 and 2012, respectively. The following tables present the components of net interest income after provision and other MVA at Redwood for the three and nine months ended September 30, 2013 and 2012.

Table 12 Net Interest Income after Other MVA at Redwood (Parent)

	Three Months Ended September 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$9,193	$860,923	4.27%	$4,378	$466,246	3.76%
Commercial loans	10,740	415,632	10.34%	7,288	267,032	10.92%
Trading securities	7,798	203,805	15.30%	3,135	33,592	37.33%
Available-for-sale securities	21,851	967,864	9.03%	21,590	879,577	9.82%
Cash and cash equivalents	4	273,970	0.01%	15	66,818	0.09%

Total interest income	49,586	2,722,194	7.29%	36,406	1,713,265	8.50%
Interest Expense
Short-term debt	(5,227)	1,150,917	(1.82)%	(2,737)	570,775	(1.92)%
ABS issued	(3,506)	273,999	(5.12)%	(1,177)	183,568	(2.56)%
Long-term debt (1)	(5,420)	450,296	(4.81)%	(968)	138,289	(2.80)%
Interest rate agreements (1)	(1,474)	138,335	(4.26)%	(1,409)	138,289	(4.08)%

Total interest expense	(15,627)	1,875,212	(3.33)%	(6,291)	892,632	(2.82)%

Net Interest Income	33,959			30,115
Provision for loan losses	(843)			(506)
Other MVA, net	538			(1,534)

Net Interest Income After Provision and Other MVA	$33,654			$28,075

(1)

Interest rate agreements expense relates to cash-flow hedges on a portion of our long-term debt. The combined expense yield on our hedged long-term debt was 6.95% and 6.88% for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$26,809	$913,560	3.91%	$11,485	$383,464	3.99%
Commercial loans	30,534	389,149	10.46%	17,782	212,169	11.17%
Trading securities	18,604	117,741	21.07%	8,767	34,176	34.20%
Available-for-sale securities	65,876	965,983	9.09%	64,959	847,191	10.22%
Cash and cash equivalents	153	150,004	0.14%	45	113,754	0.05%

Total interest income	141,976	2,536,437	7.46%	103,038	1,590,754	8.64%
Interest Expense
Short-term debt	(13,721)	1,020,675	(1.79)%	(6,863)	469,350	(1.95)%
ABS issued	(10,793)	295,017	(4.88)%	(3,775)	197,554	(2.55)%
Long-term debt (1)	(12,500)	370,320	(4.50)%	(2,938)	138,277	(2.83)%
Interest rate agreements (1)	(4,408)	138,323	(4.25)%	(4,194)	138,277	(4.04)%

Total interest expense	(41,422)	1,686,012	(3.28)%	(17,770)	805,180	(2.94)%

Net Interest Income	100,554			85,268
Provision for loan losses	(2,419)			(1,156)
Other MVA, net	(5,692)			(3,500)

Net Interest Income After Provision and Other MVA	$92,443			$80,612

(1)	Interest rate agreements expense relates to cash-flow hedges on a portion of our long-term debt. The combined expense yield on our hedged long-term debt was 6.85% and 6.87% for the nine months ended September 30, 2013 and 2012, respectively.

Net interest income after provision and other MVA in the third quarter of 2013 increased $6 million from the third quarter of 2012. The increase was primarily due to a $13 million increase in interest income attributable to higher average earning assets and positive other MVA, net, which increased $1 million from the third quarter of 2012. These increases were partially offset by a $9 million increase in interest expense, as we funded our investments with a greater portion of debt in the third quarter of 2013 than in the prior year with a high average cost, primarily due to the convertible long-term debt issued in the first quarter of 2013.

Net interest income after provision and other MVA increased $12 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to a $39 million increase in interest income attributable to higher average earning assets. The increase in interest income was partially offset by a $24 million increase in interest expense, as we funded our investments with a greater portion of debt in 2013 than in prior years, as well as a $2 million increase in negative other MVA, net, and a $1 million increase in provision for loan losses.

Net Interest Income at Redwood (Parent)

Interest income on AFS securities at Redwood was $22 million for both the three months ended September 30, 2013 and 2012. Interest income on AFS securities at Redwood was $66 million and $65 million for the nine months ended September 30, 2013 and 2012, respectively. The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2013 and 2012.

Table 13 Interest Income — AFS Securities at Redwood (Parent)

Three Months Ended September 30, 2013					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$4,523	$5,208	$9,731	$428,080	4.23%	4.87%	9.09%
Re-REMIC	2,709	865	3,574	101,808	10.64%	3.40%	14.04%
Subordinate	5,834	2,712	8,546	437,976	5.33%	2.48%	7.80%

Total AFS Securities	$13,066	$8,785	$21,851	$967,864	5.40%	3.63%	9.03%

Three Months Ended September 30, 2012					Yield as a Result of(1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$7,687	$5,159	$12,846	$668,762	4.60%	3.09%	7.69%
Re-REMIC	3,443	(161)	3,282	82,124	16.77%	(0.78) %	15.99%
Subordinate	2,662	2,157	4,819	124,644	8.54%	6.92%	15.46%

Total Residential	13,792	7,155	20,947	875,530	6.30%	3.27%	9.57%

Commercial	452	191	643	4,047	44.68%	18.88%	63.56%
CDO	29	(29)	-	-	-	-	-

Total AFS Securities	$14,273	$7,317	$21,590	$879,577	6.49%	3.33%	9.82%

Nine Months Ended September 30, 2013					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$18,249	$14,656	$32,905	$537,486	4.53%	3.64%	8.16%
Re-REMIC	8,234	2,932	11,166	100,808	10.89%	3.88%	14.77%
Subordinate	14,136	7,044	21,180	327,436	5.76%	2.87%	8.62%

Total Residential	40,619	24,632	65,251	965,730	5.61%	3.40%	9.01%

Commercial	647	(22)	625	253	340.97%	(11.59) %	329.38%

Total AFS Securities	$41,266	$24,610	$65,876	$965,983	5.70%	3.40%	9.09%

Nine Months Ended September 30, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$22,319	$18,080	$40,399	$642,702	4.63%	3.75%	8.38%
Re-REMIC	9,563	(273)	9,290	91,434	13.95%	(0.40) %	13.55%
Subordinate	7,796	5,746	13,542	109,063	9.53%	7.02%	16.55%

Total Residential	39,678	23,553	63,231	843,199	6.27%	3.72%	9.99%

Commercial	1,302	426	1,728	3,991	43.50%	14.23%	57.73%
CDO	87	(87)	-	-	-	-	-

Total AFS Securities	$41,067	$23,892	$64,959	$847,190	6.46%	3.76%	10.22%

(1)	Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the fair values of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful.

Interest income from AFS securities at Redwood for the third quarter of 2013 was unchanged from the third quarter of 2012 as the increase in average earning assets offset the decline from lower yields.

Interest income from trading securities at Redwood was $8 million in the third quarter of 2013, as compared to $3 million in the third quarter of 2012, an increase of $5 million. The increase in interest income from trading securities during the third quarter of 2013 was primarily due to an increase in average balances of these securities, as new investments during the first nine months of 2013 outpaced sales and principal paydowns.

Over time, changes in the value of trading securities will be recorded as valuation changes in mortgage banking activities, net, or other market valuation adjustments, net. The yields on this portfolio will be affected by changes in market value and variations in cashflows caused by changing prepayments and benchmark interest rates.

Interest income from residential loans at Redwood was $9 million in the third quarter of 2013, as compared to $4 million in the third quarter of 2012, an increase of $5 million. The increase in interest income from residential loans during the third quarter of 2013 was primarily due to an increase in average balances of these loans, as we continued to expand our Residential Mortgage Banking Activities during the first nine months of 2013.

Interest income from commercial loans at Redwood was $11 million in the third quarter of 2013, as compared to $7 million in the third quarter of 2012, an increase of $4 million. The increase in interest income from commercial loans during the third quarter of 2013 was primarily due to an increase in average balances of these loans, as we continued to originate senior and mezzanine commercial loans during the first nine months of 2013.

Interest Expense on Short-Term Debt

At September 30, 2013, we had $838 million of short-term debt outstanding. For both the three and nine months ended September 30, 2013, the highest balance of our short-term debt outstanding was $1.45 billion. In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential and commercial loans we acquire (including those we acquire in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at September 30, 2013.

Table 14 Interest Expense — Specific Borrowing Costs

September 30, 2013	Residential Loans	Residential Securities
Asset yield	3.75%	7.12%
Short-term debt yield	1.74%	1.59%

Net spread	2.01%	5.53%

At September 30, 2013, we had five residential loan warehouse facilities with a total outstanding debt balance of $462 million (secured by residential loans with an aggregate fair value of $519 million) and a total borrowing limit of $1.65 billion. We also had a $100 million short-term commercial warehouse facility with a total outstanding balance of $5 million. Each residential loan financed under one of our residential loan warehouse facilities can only be financed for a maximum number of days (generally less than 365 days), after which the financing expires and must be repaid. We generally intend to repay the short-term financing of a loan under one of those facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with cash available from other equity or long-term debt capital sources.

In addition, at September 30, 2013, we had an aggregate outstanding short-term debt balance of $371 million under seven securities repurchase facilities, which was secured by securities with a fair market value of $500 million, resulting in a debt-to-equity leverage ratio for these residential securities of 2.9x (excluding the additional risk capital we hold related to these short-term borrowings). The financing for each security financed through one of our securities repurchase facilities is limited in its initial term to a maximum number of days (generally 90 days or less). We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with cash available from other equity or long-term debt capital sources. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at September 30, 2013.

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

Other MVA at Redwood (Parent)

The following table shows the impact of other market valuation adjustments and impairments (including any relating to securities held at the Residential Resecuritization) on our consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

Table 15 Other MVA at Redwood (Parent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Residential loans, held-for-sale	$(11)	$90	$68	$572
Trading securities	540	19	(4,168)	(983)
Impairments on AFS securities	-	(1,207)	(1,666)	(1,842)
Risk management derivatives	9	(436)	74	(1,247)

Total Other MVA, Net	$538	$(1,534)	$(5,692)	$(3,500)

During the three months ended September 30, 2013, we recognized less than $1 million of positive other market valuation adjustments, as compared to negative $2 million for the three months ended September 30, 2012. The $2 million increase is primarily due to an increase in value of certain of our fair value securities during the third quarter of 2013 and a decrease in impairment expense.

Mortgage Banking Activities, Net

Mortgage banking activities, net, includes certain results attributable to our residential and commercial loan business activities. This includes valuation changes related to loans and MSRs on our balance sheet at fair value, the valuation changes related to derivatives and IO securities used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and securitize or sell to third parties, gains from mortgage loan sales, and net income from MSRs. See Table 4 in the “Summary of Results of Operations” section above for details of the components of mortgage banking activities, net.

Valuation Changes on Residential Loans

In the third quarter of 2013, we elected the fair value option for $1.28 billion (principal balance) of residential loans we acquired. We anticipate electing the fair value option for future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. In the third quarter of 2013, net valuation losses on the fair value of residential loans primarily resulted from increases in mortgage interest rates as well as declines in the values of triple-A rated Sequoia RMBS.

Valuation Changes on Commercial Loans

In the third quarter of 2013, we elected the fair value option for $113 million (principal balance) of commercial senior loans we acquired. We anticipate electing the fair value option for future purchases of commercial senior loans that we intend to sell to third parties.

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

During the first nine months of 2013, we transferred an aggregate $5.25 billion (principal balance) of residential loans to eleven Sequoia securitization entities and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the nine months ended September 30, 2013, we recorded MSRs of $41 million at a taxable REIT subsidiary of ours. During the nine months ended September 30, 2013, we recorded MSRs of $1 million associated with $72 million of loans sold to third parties. During the nine months ended September 30, 2013, we also purchased $3 million of MSRs associated with a $307 million pool of conforming loan principal balance. Conforming loans are mortgage loans that conform to Fannie Mae or Freddie Mac guidelines. At September 30, 2013, the principal balance of the loans associated with our MSRs was $5.58 billion, as compared to $1.02 billion at December 31, 2012. In the first nine months of 2013, we earned a net $5 million from MSRs and at September 30, 2013, the fair value of MSRs was $60 million. In the first nine months of 2012, we earned less than $1 million from MSRs. The estimated fair value of our MSRs during the three months ended September 31, 2013 did not change from the end of the second quarter of 2013.

Risk Management Derivatives Related to our Residential and Commercial Loan Business

Net valuation gains from risk management derivatives related to our residential and commercial loans held for sale were less than $1 million and $51 million for the three and nine months ended September 30, 2013, respectively. As part of our ongoing risk management activities, we attempt to manage the risk of changes in the value of fixed-rate and hybrid loans awaiting sale or securitization that would result primarily from a change in benchmark interest rates. We are exposed to this risk between the time a mortgage interest rate is established for each loan we plan to acquire, through the time the loan is sold or securitized. Under normal market conditions and assuming we have managed this risk well, we would expect our risk management activities — including the use of interest rate agreements and other derivatives — to reduce our risk exposure to changing interest rates so that the gain or loss in the value of our derivatives would, to varying degrees, offset a loss or gain in the value of these loans, and ultimately the loss or gain of those loans at the time they are sold.

Sequoia Interest-Only Securities

During the three and nine months ended September 30, 2013, we recorded net negative market valuation adjustments of $2 million and positive market value adjustments of $36 million, respectively, on Sequoia IO securities. The increase in value during the nine months ended September 30, 2013, primarily resulted from a sharp rise in interest rates during the second quarter of 2013.

Gains on Mortgage Loan Sales and Securitizations

We elected the fair value option for held-for-sale residential loans purchased subsequent to June 30, 2012 and for held-for-sale commercial senior loans originated subsequent to March 31, 2013. Amounts reported as net gains on loan sales and securitizations for the first nine months of 2013 and 2012 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated prior to the dates we began to elect the fair value option for these loans and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

During the first nine months of 2013, we recognized $8 million of gains on the sale and origination of 12 held-for-sale commercial senior loans that we originated during the first quarter of 2013. We also recognized $3 million of gains related to four table-funded loans originated by us (meaning a third party funded and purchased the loan at closing).

Impact of Mortgage Banking Activities, Net, on Redwood’s Operations

Excluded from mortgage banking activities, net, is the net interest income that we earn from the loans we acquire for future sale or securitization. The net income from these loans is included as part of the interest income at Redwood and the interest expense associated with the related borrowing costs from our warehouse facilities is included as part of the short-term interest expense at Redwood. Additionally, the interest we earn from investments we retain from Sequoia securitizations, including interest-only securities, and any associated short-term debt financing costs are included in net interest income.

Earning Assets — Redwood (Parent)

Residential Loans at Redwood (Parent)

During the third quarter of 2013, we continued to purchase newly originated residential loans held for sale to Sequoia securitization entities and third parties. We elected the fair value option for all of the residential loans we acquired during the third quarter of 2013 and anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or to Sequoia securitization entities.

During the third quarter of 2013, we completed three residential prime jumbo securitizations for a total of $1.21 billion. We also sold an additional $602 million of residential loans to third parties, and recognized net market valuation losses of $11 million during the three months ended September 30, 2013. At September 30, 2013, our pipeline of residential loans identified for purchase was $595 million. Active sellers increased from 62 at December 31, 2012 to 112 at September 30, 2013.

At September 30, 2013, residential loans at Redwood had an outstanding carrying value of $728 million, up from $563 million at December 31, 2012. The $728 million of prime residential loans, were comprised of $472 million 30-year fixed rate loans, $66 million 15-year and 20-year fixed rate loans, and $190 million hybrid loans. The following table provides the activity of residential loans at Redwood during the three and nine months ended September 30, 2013.

Table 16 Residential Loans at Redwood (Parent) — Activity

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In Thousands)	Fair Value Option	At Lower of Cost or Fair Value	Fair Value Option	At Lower of Cost or Fair Value
Balance at beginning of period	$1,219,368	$1,729	$553,576	$9,082
Acquisitions	1,294,372	-	6,448,724	(27)
Sales	(1,771,727)	-	(6,250,235)	(5,747)
Principal repayments	(4,188)	-	(7,590)	(1,653)
Changes in fair value, net	(11,664)	(11)	(18,314)	63

Balance at End of Period	$726,161	$1,718	$726,161	$1,718

The following table details outstanding principal balances for these loans by product type at September 30, 2013.

Table 17 Characteristics of Residential Loans at Redwood (Parent)

September 30, 2013 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed	$536,387	4.00%
Hybrid	186,797	3.37%
ARM	1,512	1.78%

Total Outstanding Principal	$724,696	3.83%

Commercial Loans at Redwood (Parent)

At September 30, 2013, commercial loans at Redwood had an outstanding carrying value of $380 million, up from $313 million at December 31, 2012. We elected the fair value option for all of the senior commercial loans we originated during the third quarter of 2013 and anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties. The following table provides the activity of commercial loans held-for-sale at Redwood (Parent) during the three and nine months ended September 30, 2013.

Table 18 Commercial Loans at Redwood (Parent) — Activity

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In Thousands)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
Balance at beginning of period	$149,470	$345,353	$8,500	$304,510
Originations/acquisitions	112,991	8,532	416,224	63,071
Sales	(238,102)	-	(399,865)	(230)
Principal repayments	(109)	(739)	(264)	(12,955)
Discount amortization	-	138	-	464
Provision for loan losses	-	(844)	-	(2,420)
Changes in fair value, net	3,163	-	2,818	-

Balance at End of Period	$27,413	$352,440	$27,413	$352,440

Commercial Loans at Fair Value

At September 30, 2013, there were four senior loans held-for-sale with a carrying value of $27 million. During the third quarter of 2013, we originated and funded 12 senior commercial loans for $113 million, as compared to 10 senior loans of $150 million in the second quarter of 2013. During the first nine months of 2013, we originated 33 senior loans for $416 million.

Commercial Loans Held-for-Investment

At September 30, 2013, there were 50 commercial mezzanine loans held-for-investment with an outstanding principal balance of $362 million, an allowance for loan losses of $7 million, and a carrying value of $352 million. During the third quarter of 2013, we originated two mezzanine loans for $9 million, as compared to six loans for $19 million in the second quarter of 2013. During the first nine months of 2013, we originated 17 mezzanine loans for $63 million. Our securitized mezzanine portfolio totaled $269 million at September 30, 2013, down from $284 million at December 31, 2012, primarily resulting from the prepayment of a $12 million loan.

On average, our commercial held-for-investment loans have a maturity of more than five years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.30x based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at September 30, 2013.

Table 19 Commercial Loans Characteristics of Loans Held-for-Investment at Redwood (Parent)

September 30, 2013 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR	Weighted Average LTV
Multi-family	22	$5,481	$120,582	33%	1.26	79%
Office	8	9,862	78,893	22%	1.35	72%
Hospitality	9	9,244	83,195	23%	1.38	62%
Retail	5	10,098	50,489	14%	1.16	76%
Self-storage	4	6,000	24,000	7%	1.34	77%
Industrial	2	2,300	4,600	1%	1.37	70%

Total	50	$7,235	$361,759	100%	1.30	73%

The following table details principal balances for these loans by geographic concentration at September 30, 2013.

Table 20 Geographic Concentration of Commercial Loans Held-for-Investment at Redwood (Parent)

Geographic Concentration (by Principal)	September 30, 2013
New York	21%
California	20%
Florida	10%
Michigan	7%
Texas	6%
Illinois	6%
Tennessee	4%
North Carolina	3%
Other states (none greater than 3%)	23%

Total	100%

Derivative Financial Instruments at Redwood (Parent)

Risks Management Derivatives

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire or originate, at September 30, 2013, we were party to interest rate agreements, TBA contracts sold, and financial futures. Net market valuation adjustments on risk management derivatives related to our loan pipeline were positive less than $1 million and negative $3 million for the three months ended September 30, 2013 and 2012, respectively. Net market valuation adjustments on risk management derivatives related to our loan pipeline were positive $51 million and negative $9 million for the nine months ended September 30, 2013 and 2012, respectively.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to certain long-term debt, we entered into interest rate swaps during 2010 with an aggregate notional balance of $140 million at September 30, 2013. We designated these derivatives as cash flow hedges. For the nine months ended September 30, 2013 and 2012, these cash flow hedges increased in value by $25 million and decreased in value by $1 million, respectively, which was recorded to accumulated other comprehensive income, a component of equity. At September 30, 2013, interest rate agreements currently accounted for as cash flow hedges had an unrealized loss of $23 million.

While changes in the value of derivatives designated as cash flow hedges affect reported book value from quarter to quarter, the derivatives hedging certain long-term debt closely match the terms of the debt, which has a remaining life of approximately 25 years.

Securities at Redwood (Parent)

We classify most senior, re-REMIC, and subordinate securities as AFS securities. Of the senior securities owned at Redwood at September 30, 2013, $141 million of prime securities and $135 million of non-prime securities were financed through the Residential Resecuritization. Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests. The commercial securities that we owned were subordinate securities.

During the three and nine months ended September 30, 2013, we acquired $80 million and $379 million of investments from Sequoia securitizations we sponsored, respectively. The following table provides real estate securities activity at Redwood for the three and nine months ended September 30, 2013.

Table 21 Real Estate Securities Activity at Redwood (Parent)

Three Months Ended September 30, 2013

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial		Total
Beginning fair value	$775,962	$154,167	$384,176	$-		$1,314,305
Acquisitions
Sequoia securities	12,105	-	68,123	-		80,228
Third-party securities	100,539	-	42,090	-		142,629
Sales
Sequoia securities	(13,943)	-	-	-		(13,943)
Third-party securities	(163,986)	-	(4,106)	-		(168,092)
Gains on sales and calls, net	8,397	-	1,921	-		10,318
Effect of principal payments (1)	(32,128)	-	(5,497)	-		(37,625)
Change in fair value, net	(1,663)	2,179	(3,658)	-		(3,142)

Ending Fair Value	$685,283	$156,346	$483,049	$-		$1,324,678

Nine Months Ended September 30, 2013

	Residential
(In Thousands)	Senior	Re-REMIC	Subordinate	Commercial		Total
Beginning fair value	$744,332	$163,035	$187,317	$14,069		$1,108,753
Acquisitions
Sequoia securities	103,955	-	275,219	-		379,174
Third-party securities	100,539	-	42,090	-		142,629
Sales
Sequoia securities	(30,877)	-	-	-		(30,877)
Third-party securities	(163,986)	-	(4,298)	(14,069)		(182,353)
Gains on sales and calls, net	8,397	-	2,447	12,038		22,882
Effect of principal payments (1)	(96,494)	-	(14,461)	-		(110,955)
Change in fair value, net	19,417	(6,689)	(5,265)	(12,038)	(2)	(4,575)

Ending Fair Value	$685,283	$156,346	$483,049	$-		$1,324,678

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

The amortized cost of our available-for-sale securities, which accounts for all but $131 million of our $1.3 billion securities portfolio, was 71% of face value and the fair value was 81% of face value at September 30, 2013. The following tables present the carrying value (which equals fair value) as a percent of principal balance for securities owned at Redwood at September 30, 2013 and December 31, 2012.

Table 22 Fair Value as Percent of Principal Balance for Real Estate Securities at Redwood (Parent) (1)

September 30, 2013
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 - 2013 (2)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$5	97%	$264	96%	$92	97%	$120	N/A	$481	96%
Non-prime	84	93%	115	82%	5	93%	-	-	204	86%

Total	89	93%	379	91%	97	96%	120	N/A	685	92%
Residential Re-REMIC	-	-	64	73%	93	73%	-	-	156	73%
Residential Subordinate
Prime	43	53%	14	62%	1	12%	425	77%	483	73%
Non-prime	-	-	-	-	-	-	-	-	-	-

Total	43	53%	14	62%	1	12%	425	77%	483	73%
Total Securities at Redwood	$132		$457		$191		$545		$1,325

December 31, 2012
(Dollars in Millions)	2004 & Earlier		2005		2006 - 2008		2012 (2)		Total
	Value	%	Value	%	Value	%	Value	%	Value	%
Residential Senior
Prime	$22	100%	$190	93%	$255	99%	$10	N/A	$477	96%
Non-prime	99	95%	162	84%	6	93%	-	-	267	88%

Total	121	96%	352	89%	261	99%	10	N/A	744	93%
Residential Re-REMIC	-	-	67	76%	96	75%	-	-	163	76%
Residential Subordinate
Prime	56	51%	13	54%	2	14%	114	81%	185	64%
Non-prime	2	38%	1	9%	-	-	-	-	3	11%

Total	58	50%	14	48%	2	14%	114	81%	188	60%
Commercial	14	72%	-	-	-	-	-	-	14	72%
Total Securities at Redwood	$193		$433		$359		$124		$1,109

(1)	Table may not foot due to rounding.
(2)

Prime senior residential securities originated in 2012 and 2013 include interest-only securities. As these securities do not have a principal balance, the percentage of principal balance is not applicable.

Residential Securities

At September 30, 2013, the residential securities held at Redwood (as a percentage of current market value) consisted of fixed-rate assets (52%), adjustable-rate assets (21%), hybrid assets that reset within the next year (19%), and hybrid assets that reset between 12 and 36 months (8%).

At September 30, 2013, credit reserves for our securities portfolio totaled $136 million, or 9.2% of the principal balance of our residential securities, down from 14.6% at December 31, 2012. This decrease primarily resulted from a transfer of credit reserves to accretable unamortized discount, based on sustained improvements in the credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. The increase in accretable unamortized discount will be recognized into income prospectively over the remaining life of the associated loans. During the three and nine months ended September 30, 2013, realized credit losses on our residential securities at Redwood totaled $5 million and $17 million, respectively. The following tables present the components of carrying value at September 30, 2013 and December 31, 2012 for our residential securities.

Table 23 Carrying Value of Residential Securities at Redwood (Parent)

September 30, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance of AFS securities	$379,598	$225,649	$214,660	$661,291	$1,481,198
Credit reserve	(12,964)	(12,813)	(33,621)	(76,894)	(136,292)
Net unamortized discount	(47,000)	(40,243)	(78,789)	(122,806)	(288,838)

Amortized cost	319,634	172,593	102,250	461,591	1,056,068
Gross unrealized gains	44,850	23,146	54,096	33,880	155,972
Gross unrealized losses	(662)	(585)	-	(16,969)	(18,216)

Carrying value of AFS securities	363,822	195,154	156,346	478,502	1,193,824
Carrying value of trading securities	117,443	8,864	-	4,547	130,854

Total Carrying Value of Residential Securities	$481,265	$204,018	$156,346	$483,049	$1,324,678

December 31, 2012	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance of AFS securities	$485,033	$278,229	$215,863	$298,276	$1,277,401
Credit reserve	(26,100)	(18,104)	(47,235)	(95,593)	(187,032)
Net unamortized discount	(53,601)	(42,842)	(69,310)	(37,668)	(203,421)

Amortized cost	405,332	217,283	99,318	165,015	886,948
Gross unrealized gains	61,265	28,669	63,717	23,278	176,929
Gross unrealized losses	(74)	(686)	-	(1,605)	(2,365)

Carrying value of AFS securities	466,523	245,266	163,035	186,688	1,061,512
Carrying value of trading securities	10,409	22,134	-	629	33,172

Total Carrying Value of Residential Securities	$476,932	$267,400	$163,035	$187,317	$1,094,684

Senior Securities

The fair value of our senior AFS securities was equal to 92% of their principal balance at September 30, 2013, while our amortized cost was equal to 81% of the principal balance. The fair value of our senior securities accounted for as trading securities was $126 million. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

The loans underlying all of our residential senior securities totaled $13 billion at September 30, 2013, consisting of $9 billion prime and $4 billion of non-prime loans. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2013 were 9.51% of current balances. Serious delinquencies were 8.55% of current balances for loans in prime pools and 11.82% of current balances for loans in non-prime pools.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures; we own support (or subordinate) securities within those structures. There were $1.2 million of credit losses in our re-REMIC portfolio during the first nine months of 2013. We anticipate losses, including those that were part of our acquisition assumptions, and have provided for $33 million of credit reserves on the $215 million principal balance of those securities.

The fair value of our re-REMIC AFS securities was equal to 73% of the principal balance of the portfolio at September 30, 2013, while our amortized cost was equal to 48% of the principal balance. The loans underlying all of our residential re-REMIC securities totaled $4 billion at September 30, 2013, and consisted of $4 billion of prime loans and $101 million non-prime credit quality collateral at time of origination. These loans are located nationwide with a large concentration in California (45%). Serious delinquencies (90+ days, in foreclosure or REO) at September 30, 2013 were 9.50% of current balances.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 72% of the principal balance at September 30, 2013, while our amortized cost was equal to 70% of the principal balance. Credit losses totaled $15 million in our residential subordinate portfolio during the first nine months of 2013, as compared to $37 million of losses during first nine months of 2012. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $77 million of credit reserves we have provided for on the $661 million principal balance of those securities.

The loans underlying all of our residential subordinate securities totaled $17 billion at September 30, 2013, consisting of $16 billion of prime loans and $300 million of non-prime loans (at origination). These loans are located nationwide with a large concentration in California (41%). Loans 90+ days past due, in foreclosure or REO at September 30, 2013 were 3.29% of current balances. Serious delinquencies were 3.21% of current balances for loans in prime pools and 7.6% of current balances for loans in non-prime pools.

Commercial Securities

We sold all of our commercial securities during the first quarter of 2013, resulting in realized gains of $12 million. At December 31, 2012, our commercial securities totaled $14 million.

Results of Operations — Consolidated Entities

The following table presents the net interest income after provision and other MVA at certain entities we were required to consolidate for financial reporting purposes under GAAP for the three and nine months ended September 30, 2013 and 2012. These consolidated entities include certain Sequoia entities and, for periods prior to the first quarter of 2013 presented herein, Acacia entities.

Table 24 Net Interest Income After Provision and Other MVA at Consolidated Entities

	Three Months Ended September 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$7,834	$1,910,814	1.64%	$16,040	$3,128,076	2.05%
Commercial loans	-	-	-	194	12,159	6.38%
Trading securities	-	-	-	7,080	258,732	10.95%
Cash and cash equivalents	-	687	-	3	19,714	0.04%

Total interest income	7,834	1,911,501	1.64%	23,317	3,418,681	2.73%
Interest Expense
ABS issued - Sequoia	(6,144)	1,835,401	(1.34)%	(10,970)	3,039,273	(1.44) %
ABS issued - Acacia	-	-	-	(8,695)	235,789	(14.75) %
Interest rate agreements - Sequoia	(62)	1,668,798	(0.01)%	(1,286)	2,607,882	(0.20) %
Interest rate agreements - Acacia	-	-	-	(1,043)	235,789	(1.77) %

Total interest expense	(6,206)	1,835,401	(1.35)%	(21,994)	2,843,671	(3.09) %

Net Interest Income	1,628			1,323
Provision for loan losses	(884)			(813)
Other MVA, net	(76)			2,491

Net Interest Income After Provision and Other MVA	$668			$3,001

	Nine Months Ended September 30,
	2013			2012
(Dollars in Thousands)	Interest Income/ (Expense)	Average Amortized Cost	Yield	Interest Income/ (Expense)	Average Amortized Cost	Yield
Interest Income
Residential loans	$26,688	$2,043,007	1.74%	$53,556	$3,327,036	2.15%
Commercial loans	-	-	-	581	12,130	6.39%
Trading securities	-	-	-	20,806	250,154	11.09%
Cash and cash equivalents	-	572	-	7	17,027	0.05%

Total interest income	26,688	2,043,579	1.74%	74,950	3,606,347	2.77%
Interest Expense
ABS issued - Sequoia	(20,012)	1,965,564	(1.36)%	(37,293)	3,235,915	(1.54)%
ABS issued - Acacia	-	-	-	(26,086)	225,286	(15.44)%
Interest rate agreements - Sequoia	(217)	1,752,960	(0.02)%	(3,414)	2,736,438	(0.17)%
Interest rate agreements - Acacia	-	-	-	(3,259)	225,286	(1.93)%

Total interest expense	(20,229)	1,965,564	(1.37)%	(70,052)	2,961,724	(3.15)%

Net Interest Income	6,459			4,898
Reversal of provision for loan losses	1,926			902
Other MVA, net	(407)			3,098

Net Interest Income After Provision and Other MVA	$7,978			$8,898

Net Interest Income at Consolidated Entities

Net interest income at consolidated entities will vary from period to period and depend primarily on changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

Net interest income at consolidated entities was $2 million in the third quarter of 2013, as compared to $1 million in the third quarter of 2012. Net interest income at consolidated entities was $6 million in the first nine months of 2013, an increase of $2 million from the first nine months of 2012. In the fourth quarter of 2012, we sold our economic interests in and subsequently deconsolidated all of our Acacia entities and 15 legacy Sequoia entities. The increase in net interest income was a result of the benefit of deconsolidating these securitizations, which in the aggregate had negative net interest income during 2012. We have not added to our consolidated entities balances since 2011.

Other MVA at Consolidated Entities

The following table shows the impact of other MVA and impairments at our consolidated entities for the three and nine months ended September 30, 2013 and 2012.

Table 25 Other MVA at Consolidated Entities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Commercial loans, at fair value	$-	$11	$-	$134
Trading securities	-	35,080	-	85,905
Risk management derivatives	-	(4,214)	-	(9,384)
ABS issued - Acacia	-	(28,166)	-	(73,193)
REO	(76)	(220)	(407)	(364)

Total Other MVA, Net	$(76)	$2,491	$(407)	$3,098

For the three months ended September 30, 2013, there were less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the three months ended September 30, 2012, there were $3 million of net positive market valuation adjustments on the assets and liabilities at the Acacia entities, and less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the nine months ended September 30, 2013, there were less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. For the nine months ended September 30, 2012, there were $3 million of net positive market valuation adjustments on the assets and liabilities at the Acacia entities, and less than $1 million of net negative market valuation adjustments on REO properties at the legacy Sequoia entities. Prior to the first quarter of 2013, we applied the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the consolidated Acacia entities. This option required that changes in the fair value of these assets and liabilities be recorded in the consolidated statements of income each reporting period. As we deconsolidated all Acacia entities in the fourth quarter of 2012, there will not be market valuation adjustments related to these items going forward.

Loan Loss Provision at Consolidated Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The provision for loan losses at legacy consolidated Sequoia entities was $1 million for both the three months ended September 30, 2013 and 2012. Net charge-offs were $1 million (or 0.04% of outstanding loan balances) for the three months ended September 30, 2013, as compared to $3 million (or 0.08% of outstanding loan balances) for the three months ended September 30, 2012. Charge-offs were generated by $3 million and $7 million of defaulted loan principal during the three months ended September 30, 2013 and 2012, respectively, for average implied loss severities of 31% and 37%, respectively.

The allowance for loan losses decreased to $23 million (or 1.24% of outstanding residential loans held-for-investment balances) at September 30, 2013, from $29 million (or 1.25% of outstanding residential loans held-for-investment balances) at December 31, 2012, primarily resulting from a reduction in outstanding loans balances as well as a decrease in observed loss severities. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) were $69 million (or 3.70% of outstanding loan balances) at September 30, 2013, as compared to $63 million (or 2.75% of outstanding loan balances) at December 31, 2012. We believe the increase in reported delinquencies during the quarter can be attributed to servicer changes that occurred during the quarter for a large portion of our consolidated portfolio and are not necessarily an indication of overall credit performance. Loans originated in Florida, California, New Jersey, New York, Connecticut, and Nevada accounted for 50% of total loans held by Sequoia entities and made up 52% of the serious delinquent loan balance at September 30, 2013.

At September 30, 2013, we estimate that there was one Sequoia entity that we consolidated for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances for loans owned at this entity, resulting in lower asset carrying values. The estimated net negative assets (or equity) at this consolidated entity were less than $1 million at September 30, 2013, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity pays down or the entity is deconsolidated for financial reporting purposes.

Earning Assets — Consolidated Entities

Real Estate Loans at Sequoia Entities

The following table provides details of residential loan activity at consolidated Sequoia securitization entities for the three and nine months ended September 30, 2013.

Table 26 Residential Loans at Sequoia Entities — Activity

(In Thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$1,998,178	$2,272,812
Principal repayments	(130,766)	(402,920)
Charge-offs, net	818	3,363
Premium amortization	(1,642)	(5,105)
Transfers to REO	(1,052)	(5,424)
(Provision for) reversal of provision for loan losses	(883)	1,927

Balance at End of Period	$1,864,653	$1,864,653

Loan Characteristics

The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at September 30, 2013. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 90% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 9% of the portfolio, were primarily originated in 2009 or later. Of the $70 million of hybrid loans held at Sequoia securitization entities at September 30, 2013, $36 million (or 51%) had reset as of September 30, 2013, and now act as ARM loans.

Table 27 Loan Characteristics at Sequoia Entities

September 30, 2013 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,614,423	86.35%
Fixed	164,882	8.82%
Hybrid (years to reset)
Reset	35,598	1.90%
0-4	17,412	0.93%
5-8	16,349	0.87%
Second Lien
ARM	21,062	1.13%

Total Outstanding Principal	$1,869,726	100.00%

For outstanding loans at Sequoia entities consolidated by us at September 30, 2013, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio of Sequoia loans was 66%.

The following chart presents the weighted average prepayment speeds of loans held at consolidated Sequoia securitization entities still held at September 30, 2013, over the past four years.

The majority of hybrid loans and all of the fixed-rate loans at the consolidated Sequoia entities were securitized since 2010. Prepayment speeds on our hybrid and fixed rate loans declined during the third quarter of 2013 reflecting mortgage rates that began to rise in the second quarter of 2013. At September 30, 2013, hybrid loans at consolidated Sequoia entities had a weighted average coupon of 3.60%, and fixed-rate loans had a weighted average coupon of 4.65%. Prepayment speeds on our ARM loan population increased during the third quarter of 2013 as borrowers looked to lock in historically low interest rates through refinancing of their existing homes in anticipation of continued increases in mortgage rates. At September 30, 2013, LIBOR ARM loans at consolidated Sequoia entities had a weighted average coupon of 1.70%.

Loan Repurchase Risk

Subsidiaries of Redwood have purchased residential mortgage loans and either deposited those loans into Sequoia securitization trusts sponsored by RWT Holdings, Inc., a Redwood subsidiary, or sold those loans to third parties. The Sequoia trusts have subsequently issued residential mortgage backed securities; some of these Sequoia securitization trusts are not currently consolidated on our balance sheet for financial reporting purposes. In connection with these securitizations and loan sales, these subsidiaries of Redwood made certain representations and warranties related to these loans that could result in an obligation to repurchase these loans to the extent a violation of these representations and warranties occurred. We do not originate residential loans and believe that risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the third-party entity from whom we acquired the loans. However, in some cases, where loans were acquired from entities that have since become insolvent, repurchase claims would not be a contingency to a third party and may result in repurchase claims made against us. As of September 30, 2013, there have been no loan-level repurchase claims made to Redwood by Sequoia investors or third-party loan purchasers where the entity that originated the loans in question was insolvent. As a result, while it is possible that we may receive repurchase claims related to these securitizations in the future, we cannot make a reasonable estimate of potential future liabilities based on historical experience to date.

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

Long-Term Debt at Redwood

Commercial Borrowings

At September 30, 2013, we had one commercial loan warehouse facility with an outstanding balance of $45 million and a total borrowing limit of $150 million.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.53% and 5.49% for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, the accrued interest payable balance on this debt was $8 million.

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

Asset-Backed Securities Issued at Securitization Entities

At September 30, 2013, there were $1.87 billion of loans owned at Sequoia securitization entities, which were funded with $1.79 billion of ABS issued at Sequoia entities. At September 30, 2013, there were $276 million of securities owned at the Residential Resecuritization, which were funded with $112 million of ABS issued. At September 30, 2013, there were $271 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $159 million of ABS issued. The ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount. During the fourth quarter of 2012, we sold our remaining interests in the Acacia entities and derecognized the associated assets and liabilities.

The following table provides detail on the activity for asset-backed securities issued by the Sequoia, Residential Resecuritization, and Commercial Securitization entities we consolidate for financial reporting purposes for the three and nine months ended September 30, 2013.

Table 28 ABS Issued Activity — Securitization Entities

Three Months Ended September 30, 2013

(In Thousands)	Consolidated Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Carrying value at beginning of period	$1,920,614	$134,156	$159,526	$2,214,296
Paydowns	(129,434)	(21,977)	(727)	(152,138)
Extinguishment of debt	(152)	-	-	(152)
Amortization	(341)	-	-	(341)

Carrying Value at End of Period	$1,790,687	$112,179	$158,799	$2,061,665

Nine Months Ended September 30, 2013

(In Thousands)	Consolidated Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Carrying value at beginning of period	$2,193,481	$164,746	$171,714	$2,529,941
Paydowns	(400,504)	(52,567)	(12,915)	(465,986)
Extinguishment of debt	(200)	-	-	(200)
Amortization	(2,090)	-	-	(2,090)

Carrying Value at End of Period	$1,790,687	$112,179	$158,799	$2,061,665

The following table presents our contractual obligations and commitments at September 30, 2013, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 29 Contractual Obligations and Commitments

September 30, 2013	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$838	$-	$-	$-	$838
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	27	-	67
Commercial borrowings	-	45	-	-	45
Anticipated interest payments on commercial borrowings	2	2	-	-	4
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt	4	8	10	140	162
Accrued interest payable	9	-	-	-	9
Operating leases	2	5	4	1	12

Total Redwood Obligations and Commitments	$868	$87	$329	$281	$1,565

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (1)	$-	$32	$-	$2,030	$2,062
Anticipated interest payments on ABS (2)	33	132	185	397	747
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	35	164	185	2,427	2,811

Total Consolidated Obligations and Commitments	$903	$251	$514	$2,708	$4,376

(1)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)	The anticipated interest payments on consolidated ABS issued are calculated based on the contractual maturity of the ABS and therefore assume no prepayments of the principal outstanding at September 30, 2013.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, consolidated Sequoia Entities, and the Commercial Securitization, was $15 million at September 30, 2013. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $5 million and $4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Nearly all of our unsecuritized residential loans on our consolidated balance sheet at September 30, 2013, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we may elect the fair value option for these loans. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Changes in Fair Values of Mortgage Servicing Rights

Mortgage servicing rights are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in the consolidated statements of income as a component of mortgage banking activities, net. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant GAAP earnings volatility each quarter. Periodic fluctuations in the values of our mortgage servicing rights can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, or changes in the discount rate assumptions used to value mortgage servicing rights.

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

Results of Operations — Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2013 and 2012. For each of these periods, we had no undistributed REIT taxable income.

Table 30 Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013 (1)	2012	2013 (1)	2012
REIT taxable income	$19,990	$15,470	$56,299	$43,247
Taxable REIT subsidiary income (loss)	26,415	1,286	19,016	(791)

Total Taxable Income	$46,405	$16,756	$75,315	$42,456

Distributions to shareholders	$23,052	$20,340	$68,922	$59,743

(1)	Our tax results for the three and nine months ended September 30, 2013 are estimates until we file the tax return for this year.

Our estimated total taxable income for the three months ended September 30, 2013, was $46 million ($0.56 per share) and included $3 million in realized credit losses on investments. This compared to taxable income for the three months ended September 30, 2012, of $17 million ($0.21 per share) that included $6 million in realized credit losses. Our estimated total taxable income for the nine months ended September 30, 2013, was $75 million ($0.92 per share) and included $9 million in realized credit losses on investments. This compared to taxable income for the nine months ended September 30, 2012, of $42 million ($0.53 per share) that included $21 million in credit losses.

For the three months ended September 30, 2013, we realized net capital gains of $3 million at the REIT for tax purposes. For the nine months ended September 30, 2013, we realized net capital gains of $6 million at the REIT for tax purposes. Net capital losses generated in 2013 by the REIT would have no effect on the taxability of our dividend. However, if the REIT were to generate realized net capital gains for the entire tax year, those gains would increase the portion of our dividend that is characterized as ordinary income to our shareholders.

For the three and nine months ended September 30, 2013, we recorded a tax benefit of $5 million and a tax provision of $9 million, respectively, for GAAP primarily related to mortgage banking activities at our TRS. Our third quarter of 2013 tax benefit primarily relates to a reduction of a valuation allowance at our taxable REIT subsidiaries. During the third quarter, we reduced the valuation allowance for capital loss carryforward deferred tax assets that were accumulated during past periods. We now expect to utilize this deferred tax asset within the carryforward period based on our revised expectation for realizing net capital gains on sales of appreciated securities. The year-to-date tax provision largely represents a future tax obligation rather than a corporate level current tax liability that will be paid in 2013. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2013 dividends. Consistent with prior periods, we did not book a material tax provision associated with taxable income generated at our REIT.

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

The tables below reconcile our estimated taxable income to our GAAP income for the three and nine months ended September 30, 2013 and 2012.

Table 31 Differences between Estimated Taxable Income (Loss) and GAAP Net Income

	Three Months Ended September 30, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$56,791	$57,420	$(629)
Interest expense	(15,963)	(21,833)	5,870

Net interest income	40,828	35,587	5,241
Provision for loan losses	-	(1,727)	1,727
Realized credit losses	(2,757)	-	(2,757)
Other market valuation adjustments, net	-	462	(462)
Mortgage banking activities, net	28,508	(5,944)	34,452
Operating expenses	(20,169)	(21,853)	1,684
Realized gains, net	-	10,469	(10,469)
Benefit from (provision for) income taxes	(5)	4,935	(4,940)

Net Income	$46,405	$21,929	$24,476

Income per share	$0.56	$0.25	$0.31

	Three Months Ended September 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$43,086	$59,723	$(16,637)
Interest expense	(6,318)	(28,285)	21,967

Net interest income	36,768	31,438	5,330
Provision for loan losses	-	(1,319)	1,319
Realized credit losses	(5,673)	-	(5,673)
Other market valuation adjustments, net	-	957	(957)
Mortgage banking activities, net	72	12,303	(12,231)
Operating expenses	(14,406)	(17,102)	2,696
Realized gains, net	-	13,940	(13,940)
Provision for income taxes	(5)	(516)	511

Net Income	$16,756	$39,701	$(22,945)

Income per share	$0.21	$0.48	$(0.27)

	Nine Months Ended September 30, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$158,456	$168,664	$(10,208)
Interest expense	(42,129)	(61,651)	19,522

Net interest income	116,327	107,013	9,314
Provision for loan losses	-	(493)	493
Realized credit losses	(9,452)	-	(9,452)
Other market valuation adjustments, net	-	(6,099)	6,099
Mortgage banking activities, net	25,205	98,608	(73,403)
Operating expenses	(56,521)	(65,095)	8,574
Realized gains, net	-	23,291	(23,291)
Provision for income taxes	(244)	(9,113)	8,869

Net Income	$75,315	$148,112	$(72,797)

Income per share	$0.92	$1.65	$(0.73)

	Nine Months Ended September 30, 2012
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$122,973	$177,988	$(55,015)
Interest expense	(18,072)	(87,822)	69,750

Net interest income	104,901	90,166	14,735
Provision for loan losses	-	(254)	254
Realized credit losses	(21,408)	-	(21,408)
Other market valuation adjustments, net	-	(402)	402
Mortgage banking activities, net	(470)	13,642	(14,112)
Operating expenses	(40,553)	(46,900)	6,347
Realized gains, net	-	34,555	(34,555)
Provision for income taxes	(14)	(1,116)	1,102

Net Income	$42,456	$89,691	$(47,235)

Income per share	$0.53	$1.09	$(0.56)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At September 30, 2013, the cumulative difference between the GAAP and tax amortized cost basis of our residential subordinate securities (excluding our investments in our securitization entities) was $46 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended September 30, 2013 and 2012, we realized $3 million and $6 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. During the nine months ended September 30, 2013 and 2012, we realized $9 million and $21 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2013 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $69 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At September 30, 2013, for GAAP we had a designated credit reserve of $136 million on our securities, and an allowance for loan losses of $30 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At September 30, 2013, the REIT had an estimated $295 million in capital loss carryforwards ($3.58 per share) that can be used to offset future capital gains over the next three to five years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At September 30, 2013, we had an estimated $25 million in capital loss carryforwards at the TRS level. We anticipate selling most of our portfolio of appreciated IO securities within the capital loss carryforward period. Consequently, although not certain, it is likely that the TRS will benefit from the use of the capital loss carryforwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they were issued. Our tax basis in these securities was $94 million at September 30, 2013, which includes a tax basis of $81 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at consolidated Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Most of the Sequoia securitizations consolidated by us are callable or will become callable over the next two years. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

Compensation Expense

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the exercise of stock options, the distribution of deferred stock units and preferred stock units, and the cash deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP purposes, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP.

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

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. For the three and nine months ended September 30, 2013, we purchased $3 million of MSRs on conforming loans that were recognized for tax purposes. No other tax basis in our MSR assets has been recognized to date.

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

Counterparties

We are also exposed to credit risk with respect to our business and lender counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an additional example, under short-term borrowing facilities and swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.

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

To implement our interest rate risk management strategy, we may use derivative financial instruments in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities. A further discussion of risks relating to recent changes in the interest rate environment is set forth above in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Financial Results – Third Quarter 2013.”

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

Most residential loans we invest in are accumulated and sold to Sequoia securitization entities and thus, changes in the fair value of the loans, once securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold to a Sequoia entity) may have a short-term effect on our liquidity. We may also own some real estate loans accounted for as held-for-sale and adverse changes in their value may be recognized through our income statement and may have an impact on our ability to obtain financing for them.

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.65 billion at September 30, 2013; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

In addition to the five residential loan warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our residential mortgage loans financed.

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

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. Financial covenants included in this facility are as follows and, at September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2013 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2013 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

o

If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under three of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we established in April 2013 with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended September 30, 2013, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Update” and “Market Risks” within Item 2 above and under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2012.

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

There have been no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2013, the FHLB-Seattle has received approximately $113.3 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of September 30, 2013, the Seattle Certificate had a remaining outstanding principal amount of approximately $20.2 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of September 30, 2013, Schwab has received approximately $12.6 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of September 30, 2013, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.2 million. SRF has denied Schwab’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of September 30, 2013, the FHLB Chicago has received approximately $71.5 million of principal and $24.0 million of interest payments in respect of this Chicago Certificate. As of September 30, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $32.8 million (after taking into account approximately $0.9 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of September 30, 2013, the FHLB Chicago has received approximately $256.1 million of principal and $80.7 million of interest payments in respect of this Chicago Certificate. As of September 30, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $116.7 million (after taking into account approximately $6.0 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We believe that this case is without merit, and we intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the nine months ended September 30, 2013. At September 30, 2013, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is filed in XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012;

(iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: November 7, 2013	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2013	By:	/S/ COLLIN L. COCHRANE
Collin L. Cochrane
Controller
(Principal Accounting Officer)

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September, 2012, is filed in XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012;

(iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012;

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and

(vi) Notes to Consolidated Financial Statements.