Form 10-K
period 2013-12-31
REDWOOD TRUST INC
filed 2014-02-26
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Large Accelerated Filer ☒                Accelerated Filer ☐              Non-Accelerated Filer ☐              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,385,595,030 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 21, 2014 was 82,534,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2013 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

Introduction

Redwood Trust, Inc., together with its subsidiaries, is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.

Our primary sources of income are net interest income from our investment portfolios and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expenses we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition or origination of loans and their subsequent sale or securitization. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”) and we generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities are generally carried out through our operating subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our operating subsidiaries, and to distribute as dividends at least 90% of the income we generate from the investment portfolio at our REIT.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Financial information concerning our business, both on a consolidated basis and with respect to each of our segments, is set forth in our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the supplemental financial information, which are included in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Our Operating Business Segments

Our residential mortgage banking segment primarily consists of operating a mortgage loan platform. This platform is engaged in the business of acquiring residential loans from third-party originators and then selling, financing, or securitizing those loans with the intent of profiting from these activities. Jumbo loans we acquire are typically sold through private-label securitization through our Sequoia securitization program or to institutions that acquire pools of whole loans. Loans we acquire that conform to the eligibility criteria of Fannie Mae and Freddie Mac are generally sold to these entities. Our residential loan acquisitions are usually made on a loan-by-loan, or flow basis, after origination by banks or mortgage companies, and are periodically augmented by bulk acquisitions. Our acquisition and accumulation of residential loans is generally funded with our capital and short-term debt. This segment also includes various derivative financial instruments and interest-only (“IO”) securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire. Our residential mortgage banking segment’s main source of revenue is mortgage banking income, which includes valuation increases (or gains) on the loans we acquire for sale or securitization as well as valuation changes in associated derivatives and IO securities that are used in part to manage risks associated with our mortgage banking activities. Additionally, this segment may generate interest income on loans held for future sale or securitization and interest income from IO securities. Interest expense on short-term debt used to fund the purchase of residential loans, direct operating expenses and tax expenses associated with these activities are also included in the residential mortgage banking segment.

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. This segment also includes mortgage servicing rights (“MSRs”) associated with residential loans securitized through our Sequoia program and MSRs purchased from third parties. The owner of an MSR is entitled to receive a portion of the interest payments from the associated residential loan and is obligated to directly service, or retain a sub-servicer to directly service, the associated loan. Residential loans for which we own the MSR are directly serviced by a licensed sub-servicer we retain, as we do not originate or directly service any residential loans. Our residential investment segment’s main sources of revenue are interest income from investment portfolio securities, as well as the realized gains recognized upon sales of these securities and income from MSRs. Also included in this segment is interest expense on the short-term debt and asset-backed securities used to partially finance certain of these securities, as well as direct operating expenses and tax provisions associated with these activities.

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of held-for-investment commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes valuation increases (or gains) on the senior commercial loans we originate for sale as well as valuation changes in associated derivatives that are used to manage risks associated with our mortgage banking activities. Interest expense from our Commercial Securitization and from short-term debt used to fund the purchase of commercial loans as well as operating expenses and the tax provisions associated with these activities are also included in the commercial mortgage banking segment.

Sponsored, Managed, and Consolidated Entities

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

Information Available on Our Website

Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. Through the Commercial link on our website, we also disclose information about our recent originations and acquisitions of commercial loans and other commercial investments. We believe that this information may be of interest to investors in Redwood, although we may not always disclose on our website each new commercial loan or other new commercial investment we originate or acquire due to, among other reasons, confidentiality obligations to the borrowers of those loans or counterparties to those investments. The information on our website is not part of this Annual Report on Form 10-K.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s future business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements we make regarding the outlook for our residential business, investing in prime mortgage credit risk and our positioning to pursue investments in conforming credit through potential risk-sharing arrangements (recourse and other types) with the GSEs; (iii) our belief that triple-A investors will return to the private label securitization market for prime quality loans when improved securitization structures and issuer best practices become more widely adopted by participants, and our expectation that subordination levels will decline over time, reflecting the performance of the underlying collateral, and that this will improve the economics for issuers such as Redwood; (iv) statements we make regarding GSE reform legislation, including that the private sector will become the provider of first-loss credit risk, ahead of a government guarantee, and the opportunity this presents for private credit risk investors with loan acquisition platforms, such as Redwood; (v) our expectations regarding our loan sale distribution via whole loan sales and securitizations, our expectation to complete a securitization late in the first quarter or early in the second quarter of 2014 and our outlook for residential loan sale profit margins, including our statement that we believe we can generate attractive loan sale profit margins within our long-term target range of 25 to 50 basis points; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase, including the amount of such loans that we identified for purchase at December 31, 2013; (vii) statements relating to our expectation to increase the number of sellers we acquire loans from; (viii) statements relating to the volume of jumbo and conforming residential mortgage loans expected to be available for purchase during 2014, including that we expect the decline in our jumbo loan acquisition volume from 2013 to be less than the decline projected for the industry as a whole, and our goal to ramp up to a run rate of $1 billion per month of conforming loan acquisitions by the end of 2014; (ix) our outlook and expectations relating to our commercial real estate platform, including statements regarding our expectations regarding improvement in underlying commercial real estate fundamentals and potential refinancing opportunities for lenders with established commercial loan origination platforms such as Redwood, and our plans to expand our commercial platform in 2014 by adding originators, (x) our expectations regarding the volume of senior and mezzanine commercial loans that we will originate in 2014, and our expectation that the amount of capital we had previously allocated to fund commercial mortgage banking and investment activities should remain adequate for us to continue growing this platform, and statements relating to the possibility of raising dedicated capital for our commercial platform; (xi) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at December 31, 2013 to be approximately $130 million) and our statement that we believe this level of investment capacity and liquidity should be sufficient to fund our business and investment objectives for most or all of 2014; and (xii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $59 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

Important factors, among others, that may affect our actual results include: general economic trends, Federal Reserve monetary policy, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the timing and profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 25, 2014, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 28, 2013 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2013, Redwood employed 141 people.

ITEM 1A. RISK FACTORS

General economic developments and trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts, changing U.S. consumer spending patterns, negative developments in the housing and commercial real estate markets, and changing expectations for inflation and deflation. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own, and there is risk that economic growth and activity could be weaker than anticipated or negative.

The economic downturn that began in 2007 and the significant government interventions into the financial markets and fiscal stimulus spending that occurred in subsequent years have contributed to significantly increased U.S. budget deficits and overall debt levels. These increases have put upward pressure on interest rates and could be among the factors that could lead to higher interest rates over the long-term future. Higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates. In addition, near-term and long-term U.S. economic conditions are likely to be impacted by the ability of Congress and the President to effectively address policy differences regarding the U.S. federal budget, budget deficit, and debt level.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. Over the last several years, government intervention has been important to support real estate markets, the overall U.S. economy, capital markets, and mortgage markets. We expect the government will continue to gradually withdraw this support, although we remain uncertain about the extent, timing, process, and implications of any withdrawal. Mortgage markets have also received substantial U.S. government support. In particular, the government’s support of mortgage markets through its support of

Fannie Mae and Freddie Mac expanded in late 2008, as the U.S. Treasury Department chose to backstop these government-sponsored enterprises. The governmental support for these entities has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the return of private mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor.

Developments relating to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

During 2013 and to date in 2014, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, and the Federal Reserve’s future open market activity (and the so-called “tapering” of certain of that activity relating to the acquisition of Treasury securities and mortgage-backed securities (MBS)) and monetary policy have had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements, the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

One of the immediate potential impacts of rising benchmark interest rates on our business would be a reduction in the overall value of the pool of residential mortgage loans that we own and the overall value of the pipeline of residential mortgage loans that we have identified for purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings. The short-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans are uncommitted and have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of residential mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of RMBS. In addition, any inability to fund acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

Rising benchmark interest rates have also impacted, and are likely to continue to impact, the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above have had, and may continue to have, a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the residential and commercial real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

As an example, based on published data, we believe that through financing or guarantees Fannie Mae, Freddie Mac, the Federal Housing Administration, and other governmental agencies accounted for more than 85% of the financing for new residential mortgage loans in 2009, 2010, 2011, 2012 and the first nine months of 2013. As a result, most of the market for housing finance in the U.S. is effectively controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress. In addition, the Federal Reserve has taken certain actions (e.g., implementing a program to acquire, and now “tapering” the pace of acquiring, Treasury securities and MBS) and may take other actions that could have significant implications for mortgage-related securities pricing and the returns we expect on our mortgage-related assets. Financial regulators globally are coordinating the implementation of capital regulations under the Basel III accord in an attempt to better coordinate and set capital standards for certain types of regulated financial institutions and appropriately account for risk, which may also have indirect impacts on our business and financial results.

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

Furthermore, the credit crisis and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions have not been fully implemented, but are expected to include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

During and since 2008, the federal government has also made available programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including through loan modification and refinancing programs. In addition, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service and adopted new servicing standards intended to protect homeowners. Changes to servicing standards, whether resulting from a settlement or a change in regulation, are likely to have the effect of lengthening the time it takes for a servicer to foreclose on the property underlying a delinquent mortgage loan. Loan modification programs and changes to servicing standards and regulations, as well as future law enforcement and legislative or regulatory actions, may adversely affect the value of, and the returns on, the mortgage loans and mortgage securities we currently own or may acquire in the future.

In January 2014, new regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) under the Dodd-Frank Act became effective that require mortgage lenders, prior to originating most residential mortgage loans, to make a determination of a borrower’s ability to repay the loan and establish protections from liability under this requirement for mortgages that meet certain criteria, so-called “qualified mortgages.” Under these regulations, if a mortgage lender does not appropriately establish a borrower’s ability to repay the loan, the borrower may be able to assert against the originator of the loan or any subsequent transferee, as a defense to foreclosure by way of recoupment or setoff, a violation of the ability-to-repay regulations. The impact of these ability-to-repay regulations on the availability of mortgage credit, the mortgage finance market, and our ability to securitize residential mortgage loans is unclear. The actual short- and long-term impact of these ability-to-repay regulations on us will depend, in large part, on how the credit rating agencies, triple-A securitization investors, warehouse lenders we borrow from, and other mortgage market investors assess the investment risks that result from the new regulations, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a portion of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations). If these and other regulations have a negative impact on the volume of mortgage loan originations or on our ability to finance, sell, or securitize residential mortgage loans, it could adversely affect our business and financial results.

Over the course of 2012 and 2013, certain counties, cities and other municipalities took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans from private-label securitization trusts and additional municipalities may be similarly considering this matter or may do so in the future. To the extent municipalities or other governmental authorities proceed to implement and carry out these or similar proposals and acquire residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and a negative impact on our ability to engage in future securitizations (or on the returns we would otherwise expect to earn from executing future securitizations), which impacts could be material.

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

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential and commercial real estate loans and through direct investments in residential and commercial real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk. Credit losses on residential real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

Credit losses on commercial real estate loans can occur for many of the reasons noted above for residential real estate loans. Losses on commercial real estate loans can also occur for other reasons including decreases in the net operating income from the underlying property, which could be adversely affected by a weak U.S. or international economy. Moreover, at any given time, most or all of our commercial real estate loans are not fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity.

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

In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

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

For certain types of loans underlying securities we may own or acquire, the loan rate or borrower payment rate may increase over time, increasing the potential for default. For example, securities may be backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. To the extent we are exposed to it, this is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans and investments to which we are exposed, such as hybrid loans and adjustable-rate loans, may also have greater credit risk than more traditional amortizing fixed-rate mortgage loans.

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

The value of the homes collateralizing or underlying residential loans or investments may decline. The value of the commercial properties collateralizing or underlying commercial loans or investments may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

We generally do not consider credit ratings in assessing our estimates of future cash flows and desirability of our investments (although our assessment of the quality of an investment may prove to be inaccurate and we may incur credit losses in excess of our initial expectations). The assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. Many of the securities we own do have credit ratings and, to the extent we securitize loans and securities, we expect to retain credit rating agencies to provide ratings on the securities created by these securitization entities (as we have in the past).

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, any assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes and the impact to the securitization market in general are difficult to predict. Such changes may have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future. Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments.

Currently, and in the future, some of the loans we own or that underlie mortgage-backed securities we own may be insured in part by mortgage insurers or financial guarantors. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance is generally obtained only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value), although it may not always be obtained in these circumstances. Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

Changes in prepayment rates of residential mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity. Similarly, with respect to commercial real estate loans, borrowers’ decisions to prepay or extend loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the residential real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential mortgage loans. Prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

We own a number of securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments and may result in losses. Similarly, we own mortgage servicing rights, or MSRs, associated with residential mortgage loans that are particularly sensitive to changes in prepayments rates. As the owner of an MSR, we are entitled to a portion of the interest payments made by the borrower in respect of the associated loan and we are responsible for hiring and compensating a sub-servicer to directly service the associated loan. Faster prepayments than we anticipate on loans associated with MSRs we own will have an adverse effect on our returns from these MSRs and may result in losses.

Some of the commercial real estate loans we originate or hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

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

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer term investment. We expect to fund assets with a combination of equity, fixed rate debt and adjustable rate debt. To the extent we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with hedges such as interest rate agreements and other derivatives and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally reduce the fair value of many of our assets, with the exception of our adjustable-rate assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

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

Assets we originate or acquire may not generate the economic returns and GAAP yields we expect. Realized cash flow could be significantly lower than expected and returns from new asset originations and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

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

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in recent years residential mortgage interest rates were generally declining, with the result that a significant portion of industry-wide origination volumes have been related to residential borrowers refinancing existing mortgage loans. More recently, residential mortgage interest rates have been increasing or remaining steady. To the extent interest rates increase or remain steady, the volume of refinance loans is likely to decline significantly and this volume may not return to previous levels. A reduced volume of loan originations may make it difficult for us to acquire loans and securities.

We originate commercial loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors. While the overall industry-wide volume of commercial real estate loan originations and financings is increasing from prior low levels, it is not at the volume the industry has experienced in the past. And, the high-quality commercial assets we seek to finance are highly sought after by numerous lenders.

The supply of new issue RMBS collateralized by jumbo mortgage loans available for purchase could be adversely affected if the economics of executing securitizations are not favorable or if the regulations governing the execution of securitizations discourage or preclude certain potential market participants from engaging in these transactions. In addition, if there is not a robust market for triple-A rated securities, the supply of real estate subordinate securities could be significantly diminished.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in, including, for example, ownership of MSRs associated with residential mortgage loans, which we began to increase our holdings of during 2012 and 2013. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We originate first mortgage commercial loans primarily for the sale to others (while, in some cases, retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this exposes us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (Investment Company Act), as further described in the risk factors titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

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

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

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

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For GAAP purposes, we may mark to market some, but not all, of the assets and liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

Our loan sale profit margins are generally reflective of gains (or losses) over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. These profit margins may encompass elements of positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses; however, under GAAP, the differing elements may be realized unevenly over the course of one or more quarters for financial reporting purposes, with the result that our financial results may be more volatile and less reflective of the underlying economics of our business activity. For example, at the end of a quarterly or annual financial reporting period, estimated market valuation adjustments on our pipeline of jumbo residential loans identified for purchase, but not yet purchased, may be a negative amount that, in accordance with GAAP, is not reflected in our financial results for that period (but would generally be reflected in a subsequent period when the associated loans are acquired). At the same time, certain offsetting hedging gains may, in accordance with GAAP, have been recorded during that period – with the result that hedging gains and offsetting negative market valuation adjustments may impact our reported financial results in different reporting periods.

Our calculations of the fair value of the securities, loans, MSRs, derivatives, and certain other assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair values of securities, loans, MSRs, derivatives, and certain other assets at fair value on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the immediately following risk factor.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential and commercial securities we own are generally illiquid — that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the residential loans we hold and commercial loans we originate. In fact, at times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2013, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued by consolidated Sequoia entities, a residential resecuritization entity, and a commercial securitization entity, for which we are not liable) was $1.4 billion, including $287.5 million of outstanding convertible notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

—	increasing our vulnerability to adverse economic and industry conditions;

—	limiting our ability to obtain additional financing;

—	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

—	limiting our flexibility in planning for, or reacting to, changes in our business;

—	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes into shares of common stock; and

—	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities”.

Our use of short-term financial leverage could expose us to increased risks.

We fund the residential and commercial loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks

Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities.”

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business and our investment strategy depends on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the sale or securitization of a pool of mortgage loans or other assets we generally fund the acquisition of those mortgage loans or other assets through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us.

Hedging activities may reduce earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We attempt to hedge certain interest rate risks (and, at times, prepayment risks and fair values) by balancing the characteristics of our assets and associated (existing and anticipated) liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally seek to enter into interest rate agreements that provide an appropriate and efficient method for hedging certain risks related to changes in interest rates.

The use of interest rate agreements and other instruments to hedge certain of our risks may well have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from or meet rating agency requirements with respect to a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. Hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

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

Our earnings may be subject to fluctuations from quarter to quarter as a result of the accounting treatment for certain derivatives or for assets or liabilities whose terms do not necessarily match those used for derivatives, or as a result of our inability to meet the requirements necessary to obtain specific hedge accounting treatment for certain derivatives.

We enter into derivative contracts that may expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet. We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.

We enter into derivative contracts, including interest rate swaps, options and futures, that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

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

Under the Dodd-Frank Act, there is increased regulation of companies, such as Redwood and certain of its subsidiaries, that enter into interest rate hedging agreements and other hedging instruments and derivatives. This increased regulation could result in Redwood or certain of its subsidiaries being required to register and be regulated as a commodity pool operator or a commodity trading advisor. If we are not able to maintain an exemption from these regulations, it could have a negative impact on our business or financial results. Moreover, rules requiring central clearing of certain interest rate swap and other transactions, as well as rules relating to margin and capital requirements for swap transactions and regulated participants in the swap markets, as well as other swap market regulatory reforms, may increase the cost or decrease the availability to us of hedging transactions, and may also limit our ability to include swaps in our securitization transactions.

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

Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans and originating commercial mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and plan to continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

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

Prior to originating or acquiring loans or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset (or that is the obligor or a party related to an obligor of a commercial loan we originate) refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale or origination was inaccurate.

In addition, when selling commercial or residential mortgage loans or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we claim damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and continue to engage in, securitization transactions relating to residential mortgage loans. We have in the past also engaged in, and may in the future engage in, other types of securitization transactions or similar transactions, including securitization transactions relating to commercial real estate loans and other types of commercial real estate investments. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans and originating commercial mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and plan to continue to engage, in acquiring servicing rights associated with residential mortgage loans. These types of transactions and investments expose us to potentially material risks.”

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

In connection with our business of acquiring and originating loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, many loan servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. In addition, in these circumstances we are obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. We have generally used only one sub-servicer counterparty and, as a result, the risks associated with our use of a sub-servicer have been concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

We also rely on corporate trustees to act on behalf of us and other holders of ABS in enforcing our rights as security holders. Under the terms of most ABS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses. In the context of our commercial mortgage banking and investment activities, we rely on third parties to manage and operate the properties that directly or indirectly collateralize our commercial loans, to generate operating results and cash flow sufficient to service our loans and support the repayment or refinancing of our loans at maturity, and to mitigate the risk of losses.

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

In July 2010, the Dodd-Frank Act was enacted. Provisions of the Dodd-Frank Act require, among other things, significant revisions to the legal and regulatory framework under which ABS, including residential mortgage-backed securities (RMBS), are issued through the execution of securitization transactions. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective soon. In addition, prior to the passage of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation had already published proposed and final regulations under already existing legislative authority relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.” for a description of the settlement of a recent enforcement action that resulted in changes to mortgage loan servicing standards and a description of regulations relating to residential mortgage origination recently promulgated by the CFPB.

It is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed, finalized, or recently implemented will affect our future ability to successfully execute or participate in securitization transactions, due to, among other things, the fact that federal agencies have not yet finalized or fully implemented all of the regulations implementing the Dodd-Frank Act. In addition, recently finalized truth-in-lending regulations include provisions under which the purchaser (and assignee) of a residential mortgage loan is liable for regulatory violations by the originator of the loan. These laws, regulations, and enforcement actions and private litigation settlements could effectively preclude us from executing securitization transactions, delay our execution of these types of transactions, or reduce the returns we would otherwise expect to earn from executing securitization transactions.

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties we acquire loans from, or because of the aggregate amount of residential loan-related representations and warranties (or other contingent liabilities) we, or one or more counterparties we acquire loans from, have made or have exposure to. If, as a result, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results. In addition, the actual short- and long-term impact on our ability to securitize residential mortgage loans in the future will depend, in large part, on how the rating agencies assess the investment risks that result from the ability-to-repay regulations recently promulgated by the CFPB, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a significant amount of the loans we have securitized, but they will not be considered “qualified mortgages” under the ability-to-repay regulations).

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks’ and other regulated financial institutions’ holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold commercial real estate loans, residential mortgage loans, and other types of assets and execute securitization transactions.

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

After we acquire or originate mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which, in the case of residential mortgage loans is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans to be securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

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

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on October 15, 2010, the Federal Home Loan Bank of Chicago filed a claim in the Circuit Court of Cook County, Illinois against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint relates in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Illinois state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 15 to the Financial Statements within this Annual Report on Form 10-K.

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

Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish or increase reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit) and these losses could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change.

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

We are subject to competition in seeking investments, originating commercial loans, acquiring and selling residential loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. As of December 31, 2013, this $729,750 loan size limit had been reduced to $625,500, which is an amount that continues to be above the historical $417,000 loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding.

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not further changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

Due to the recent financial crisis and downturn in the U.S. real estate markets and the economy, the mortgage industry and the related capital markets are still undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks.

Similarly, the competitive landscape in which we operate and the products and investments for which we compete are also affected by changing conditions. There may be trends or sudden changes in our industry or regulatory environment, changes in the role of government-sponsored entities, such as Fannie Mae and Freddie Mac, changes in the role of credit rating agencies or their rating criteria or processes, or changes in the U.S. economy more generally. If we do not effectively respond to these changes or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our business and financial results being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in

2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions over the course of 2012 and 2013, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in the second half of 2013, we completed four securitization transactions, as compared to eight securitizations in the first half of 2013, representing a trend that has continued into the first quarter of 2014. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.

Similarly, our commercial lending platform relies on a healthy and active commercial mortgage securitization market in order to provide a source of financing for commercial mortgage loans we originate. We do not know if market conditions in commercial mortgage securitization markets will allow us to continue to regularly participate in these types of securitization transactions and any disruption of this market may also adversely affect our earnings and growth. Even if regular commercial mortgage securitization activity continues among market participants, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring, securitizing, and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. We have also engaged in increasing our holdings of residential MSRs, and we recently began acquiring residential mortgage loans for sale to Fannie Mae and Freddie Mac, which enables us to create our own investments in MSRs and positions us to be involved in risk-sharing opportunities at the originator level to the extent those opportunities arise in the future, but these efforts could expose us to new risks or not succeed, and may not generate sufficient revenue to offset our related costs.

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

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, our President, our Chief Investment Officer, our Chief Financial Officer, and our General Counsel. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

We may not be able to obtain or maintain the governmental licenses required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and servicing rights and originating commercial real estate loans. We are a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae and failure to maintain our status as an approved seller/servicer could harm our business.

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

For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the Bureau that are applicable to our business. One of the Bureau’s areas of focus has been on whether companies like us take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicer we retain to directly service residential mortgage loans (when we own the associated MSRs) is one of our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that this sub-servicer is servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the Bureau against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation.

In addition, we are a seller/servicer approved to sell residential mortgage loans to Freddie Mac and Fannie Mae. As an approved seller/servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and Fannie Mae and we are required to pledge a certain amount of cash to Freddie Mac and Fannie Mae to collateralize potential obligations to Freddie Mac and Fannie Mae. Failure to maintain our status as an approved seller/servicer would mean we would not be able to sell mortgage loans to these entities, could result in our being required to repurchase loans previously sold to these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims. Fannie Mae or Freddie Mac may, in the future, require us to hold additional capital or pledge additional cash or assets in order to obtain or maintain approved seller/servicer status, which, if required, could adversely impact our financial results.

With respect to mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

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

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, reputational damage, increased regulatory scrutiny, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, our systems and the systems of third parties who provide services to us and with whom we transact business may contain non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

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

Some of our risk management efforts are carried out by entering into interest rate agreements and other derivatives intended to hedge against certain interest rate and other financial risks. These derivatives are generally entered into under agreements in which we make various representations and warranties and covenants and which contain various events of default or termination events. If we breach these agreements or if they otherwise terminate, we may suffer losses and we may, thereafter, not be hedged against certain financial risks that we had intended to hedge against. In addition, if we breach these agreements or they otherwise terminate, the circumstances that resulted in the breach or termination, or other circumstances, may prevent us from using other similar agreements that are already in place or from entering into replacement agreements to hedge against financial risk.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or mis-record or otherwise try to hide improper activities from us. This type of misconduct could also relate to assets we manage for others through our investment advisory subsidiary. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

Inadvertent errors, including, for example, errors in the implementation of information technology systems, could subject us to financial loss, litigation, or regulatory action.

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

Our financial results are determined and reported in accordance with generally accepted accounting principles (and related conventions and interpretations), or GAAP, and are based on estimates and assumptions made in accordance with those principles, conventions, and interpretations. Furthermore, the amount of dividends we are required to distribute as a REIT is driven by the determination of our income in accordance with the Internal Revenue Code rather than generally accepted accounting principles.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of taxable income and dividend distributions.

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

Our minimum dividend distribution requirements are determined under the REIT tax laws and are based on our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Our Board of Directors may also decide to distribute more than is required based on these determinations. One should not expect that our retained GAAP earnings will equal cumulative distributions, as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences may result in material differences in these balances.

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

We have elected to qualify as a REIT for federal income tax purposes for all tax years since 1994. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, we cannot assure you that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT historically, or that changes to our business or the law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. If we were to become subject to federal income tax, we might not have, at that time, the liquid assets to pay the taxes due, which could result in our liquidating assets at unattractive prices. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our common stock.

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

—

Our ability to own non-real estate related assets and earn non-real estate related income is limited and the rules for classifying assets and income are complicated. For instance, compensation for performing mortgage origination and servicing activities does not constitute real estate income but income from an investment in, or financing of, excess MSRs may constitute real estate income under the rules applicable to REITs. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

—

We generally use taxable subsidiaries to own non-real estate related assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our TRS in the future.

—

Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and our book purposes. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

—	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from such transactions.

Furthermore, the rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the Internal Revenue Service may change.

In addition, our stated goal has been to not generate excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (“UBTI”) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable subsidiary, which reduces the net returns on these transactions by the associated tax liabilities. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our shareholders.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our common stock.

The requirements for maintaining REIT status, the taxation of REITs and the taxation of mortgage related financial products could change in the future based on regulatory changes or tax legislation. Over the last year, Congressional subcommittees have been considering comprehensive tax reform proposals that would, among other things, overhaul the tax rules applicable to pass-through entities and financial products in connection with reducing rates of corporate taxation. The likelihood that comprehensive tax reform or other changes to tax laws or regulations will occur cannot be predicted. Any such future changes in the regulations or tax laws applicable to REITs or to mortgage related financial products could negatively impact our operations or reduce any competitive advantages we may have relative to non-REIT entities, either of which could reduce the value of our common stock.

The application of the tax code to our business is complicated and we may not interpret and apply some of the rules and regulations correctly. In addition, we may not make all available elections, which could result in our not being able to fully benefit from available deductions or benefits. Furthermore, the elections, interpretations and applications we do make could be deemed by the Internal Revenue Service (“IRS”) to be incorrect, and such rulings could have adverse impacts on our GAAP earnings and potentially on our REIT status.

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

Our tax payments and dividend distributions, when based on required dividend distributions, are based in large part on our estimate of taxable income which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we would have to make an adjustment to our taxable provisions and this adjustment could be material.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible debt, or other types of debt securities. As of January 1, 2014, we had approximately 97 million unissued shares of stock authorized for issuance under our charter (although approximately 21 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, and outstanding convertible notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and our shareholders and other investors will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, for example, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are generally exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are not subject to the registration requirements of the Investment Company Act. In order to continue to do so, however, Redwood and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the under the Investment Company Act. For example, certain of our entities limit their ownership or holdings of investment securities to less than 40% of their total assets. Other entities, among other things, must maintain at least 55% of their assets in certain qualifying real estate assets (the 55% Requirement) and are also required to maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.

If Redwood or one of our subsidiaries fell within the definition of an investment company under the Investment Company Act and failed to qualify for an exclusion or exemption, including, for example, if it failed to meet the 55% Requirement or the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to qualify for exclusions or exemptions, including our ability to comply with the 55% Requirement and the 25% Requirement, could also result in these adverse effects on us.

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

An SEC review, initiated in 2011, of one section of the Investment Company Act and the regulations and regulatory interpretations promulgated thereunder that we rely on to exempt us from registration and regulation as an investment company under the Investment Company Act could eventually result in legislative or regulatory changes, which could require us to change our business and operations in order for us to continue to rely on that exemption or operate without the benefit of that exemption.

In August 2011, the SEC published a Concept Release within which it reviewed interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC is “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” To the extent we rely on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, we believe that our reliance is proper. However, this SEC review could eventually lead to legislative or regulatory changes that could affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC’s review of this exemption does not eventually have these effects on us, in the interim, while the SEC is carrying out its review, any uncertainty created by the SEC’s review process could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital, borrow money, or engage in certain other types of business transactions, which could negatively impact our business and financial results.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood.

In order to maintain our status as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against the risk of losing our status as a REIT due to concentration of ownership among our shareholders and for other reasons, our charter generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. This limitation may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. Our Board of Directors has granted a limited number of waivers to institutional investors to own shares in excess of this 9.8% limit, which waivers are subject to certain terms and conditions. Our Board of Directors may amend these existing waivers to permit additional share ownership or may grant waivers to additional shareholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (“MGCL”) may have the effect of discouraging a third party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our Board of Directors the authority to issue preferred stock from time to time and to establish the terms, preferences, and rights of the preferred stock without the approval of our shareholders. Provisions in our charter and the MGCL also restrict our shareholders’ ability to remove directors and fill vacancies on our Board of Directors and restrict unsolicited share acquisitions. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our shareholders, thereby limiting the opportunity for shareholders to receive a premium for their shares over then-prevailing market prices.

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

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of business and investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including the risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount of dividends we distribute may result in a reduction in the value of our common stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our common stock.

As of December 31, 2013, based on filings of Schedules 13D and 13G with the SEC, we believe that six institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, 225 institutional shareholders owned, in the aggregate, approximately 96% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

Although, under our charter, shareholders are generally precluded from beneficially owning more than 9.8% of our outstanding common stock, our Board of Directors may amend existing ownership-limitation waivers or grant waivers to other shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our common stock held by one or more shareholders.

Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.

We may issue additional shares of common stock, or securities convertible into shares of common stock, in public offerings or private placements, and holders of our outstanding convertible notes may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan, our incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

At February 24, 2014, our directors and executive officers beneficially owned, in the aggregate, approximately 2.6% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2013, we maintained our regular dividend at a rate of $0.28 per share per quarter and in November 2013 our Board of Directors announced its intention to continue to pay regular dividends during 2014 at a rate of $0.28 per share per quarter. Our ability to pay a dividend of $0.28 per share per quarter in 2014 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Redwood Trust has one lease for its principal executive and administrative offices located at One Belvedere Place, Mill Valley, California 94941, which expires in 2018. The 2014 rent obligation for this lease in Mill Valley is $1.5 million. Redwood has one lease for offices at 8310 South Valley Highway, Englewood, CO 80112, which expires in 2021. The 2014 rent obligation for this lease in Colorado is $0.4 million. Redwood has one lease for administrative offices at 1114 Avenue of the Americas – 34th Floor, New York, NY 10036, which expires in 2015. The 2014 rent obligation for this lease in New York is $0.3 million. Redwood has one lease for administrative offices at 4000 MacArthur Blvd, Suite 600, Newport Beach, California 92660. This is a six-month lease that automatically renews at the end of each period. The 2014 rent obligation for this lease in Newport Beach is $21 thousand.

ITEM 3. LEGAL PROCEEDINGS

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential

Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2013, the FHLB-Seattle has received approximately $114.4 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of December 31, 2013, the Seattle Certificate had a remaining outstanding principal amount of approximately $19.0 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2013, Schwab has received approximately $12.7 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2013, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.1 million. SRF has denied Schwab’s allegations. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of December 31, 2013, the FHLB Chicago has received approximately $72.3 million of principal and $24.2 million of interest payments in respect of this Chicago Certificate. As of December 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $32.0 million (after taking into account approximately $1.0 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of December 31, 2013, the FHLB Chicago has received approximately $258.6 million of principal and $81.5 million of interest payments in respect of this Chicago Certificate. As of December 31, 2013, this Chicago Certificate had a remaining outstanding principal amount of approximately $113.7 million (after taking into account approximately $6.3 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Other than as disclosed in the preceding paragraphs of this Item 3 there are no material pending legal proceedings, or material changes with respect to pending legal proceedings, in each case, to which we or any of our subsidiaries is a party or of which our property is the subject.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. At February 24, 2014, our common stock was held by approximately 950 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 29,000 at February 25, 2014. At February 24, 2014, there were 82,534,625 shares of common stock outstanding.

The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2013 and 2012 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2013
Fourth Quarter	$19.77	$17.10	12/13/2013	12/27/2013	$0.28	Regular

Third Quarter	$20.07	$16.32	9/13/2013	9/30/2013	$0.28	Regular

Second Quarter	$23.32	$16.44	6/14/2013	6/28/2013	$0.28	Regular

First Quarter	$23.59	$17.51	3/15/2013	3/29/2013	$0.28	Regular

Year Ended December 31, 2012
Fourth Quarter	$17.00	$13.95	12/14/2012	12/27/2012	$0.25	Regular

Third Quarter	$15.04	$12.38	9/14/2012	9/28/2012	$0.25	Regular

Second Quarter	$12.61	$11.08	6/15/2012	6/29/2012	$0.25	Regular

First Quarter	$12.23	$10.15	3/15/2012	3/30/2012	$0.25	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 28, 2014, for dividend distributions made in 2013, we expect 89% of our dividends paid in 2013 to be characterized as ordinary income and 11% to be characterized as a return of capital for income tax purposes. None of the dividend distributions made in 2013 is expected to be characterized for federal income tax purposes as long-term capital gain dividends.

We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the year ended December 31, 2013. At December 31, 2013, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2008. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

	2008	2009	2010	2011	2012	2013

Redwood Trust, Inc	100.00	103.47	114.20	84.13	150.51	182.77
NAREIT Mortgage REIT Index	100.00	124.52	152.68	148.90	179.08	176.11
S&P Composite-500 Index	100.00	126.45	145.49	148.55	172.31	228.10

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2013, 2012, 2011, 2010, and 2009. Certain amounts for prior periods have been reclassified to conform to the 2013 presentation.

(In Thousands, Except Per Share Data)	2013	2012	2011	2010	2009

Selected Statement of Operations Data:
Interest income	$226,156	$231,384	$217,179	$230,054	$287,877
Interest expense	(80,971)	(120,705)	(98,978)	(84,664)	(132,003)

Net interest income	145,185	110,679	118,201	145,390	155,874
Provision for loan losses	(4,737)	(3,648)	(16,151)	(24,135)	(49,573)

Net interest income after provision	140,448	107,031	102,050	121,255	106,301
Noninterest income
Mortgage banking activities, net	100,676	36,319	-	-	-
Mortgage servicing rights income, net	20,309	(1,391)	-	-	-
Other market valuation adjustments, net	(5,709)	1,539	(40,017)	(19,554)	(87,628)
Realized gains, net	25,259	54,921	10,946	63,496	63,166

Total noninterest income	140,535	91,388	(29,071)	43,942	(24,462)
Operating expenses	(84,789)	(65,359)	(47,741)	(53,715)	(46,995)
Other expense	(12,000)	-	-	-	-
(Provision for) benefit from income taxes	(10,948)	(1,291)	(42)	(280)	4,268

Net income	173,246	131,769	25,196	111,202	39,112
Less: Net (loss) income attributable to noncontrolling interest	-	-	(1,147)	1,150	(83)

Net Income Attributable to Redwood Trust, Inc.	$173,246	$131,769	$26,343	$110,052	$39,195

Average common shares – basic	81,985,897	79,529,950	78,299,510	77,841,634	68,458,009
Earnings per share – basic	$2.05	$1.61	$0.31	$1.37	$0.56
Average common shares – diluted	93,694,924	80,673,682	78,299,510	78,810,949	68,990,891
Earnings per share – diluted	$1.94	$1.59	$0.31	$1.36	$0.55
Regular dividends declared per common share	$1.12	$1.00	$1.00	$1.00	$1.00
Selected Balance Sheet Data:
Earning assets	$4,519,775	$4,343,628	$5,613,753	$5,049,254	$5,090,188
Total assets	$4,608,528	$4,444,098	$5,743,298	$5,143,688	$5,252,650
Short-term debt	$862,763	$551,918	$428,056	$44,137	$-
Asset-backed securities issued – Resecuritization	$94,934	$164,746	$219,551	$-	$-
Asset-backed securities issued – Commercial	$153,693	$171,714	$-	$-	$-
Asset-backed securities issued – Sequoia	$1,694,335	$2,193,481	$3,710,423	$3,458,501	$3,644,933
Asset-backed securities issued – Acacia	$-	$-	$209,381	$303,077	$297,596
Long-term debt	$476,467	$139,500	$139,500	$139,500	$140,000
Total liabilities	$3,362,745	$3,303,934	$4,850,714	$4,068,096	$4,263,559
Noncontrolling interest	$-	$-	$-	$10,839	$17,370
Total stockholders’ equity	$1,245,783	$1,140,164	$892,584	$1,064,753	$971,721
Number of common shares outstanding	82,504,801	81,716,416	78,555,908	78,124,668	77,737,130
Book value per common share	$15.10	$13.95	$11.36	$13.63	$12.50
Other Selected Data:
Average assets	$4,681,989	$5,318,442	$5,357,065	$5,196,293	$5,329,461
Average debt and ABS issued outstanding	$3,333,439	$4,130,216	$4,148,421	$4,011,855	$4,461,745
Average stockholders’ equity	$1,200,461	$987,330	$1,003,523	$1,008,126	$729,032
Net income/average stockholders’ equity	14.4%	13.3%	2.6%	10.9%	5.4%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Standards

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The discussion in this financial review contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement in Part 1, Item 1, Business and in Part 1, Item 1A, Risk Factors of this Annual Report on Form 10-K.

OVERVIEW

Our Business

Redwood Trust, Inc., together with its subsidiaries, is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.

Our primary sources of income are net interest income from our investment portfolios and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expenses we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition or origination of loans and their subsequent sale or securitization. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”).

For additional detail on our business, refer to Part I, Item 1, Business of this Annual Report on Form 10-K.

Our Strategy

Following the financial crisis that began in 2007, we made a strategic decision to invest in and build out our residential and commercial loan platforms. We did this with the goal of creating our own steady sources of attractive investments and income-generating opportunities. Overall, there is commonality between our residential and commercial platforms. In both cases, we have established ourselves as an intermediary between borrowers and institutions that invest in residential mortgages and commercial real estate loans through the capital markets. We believe this strategy is well suited to the structure of our balance sheet and the talents and extensive relationships of the professionals who make up our residential and commercial teams.

Since mid-2010, our residential strategy has been focused on acquiring prime, jumbo mortgages for sale through private-label securitization or to institutions that acquire pools of whole loans. While the initial market opportunity appeared small, this strategy has been driven by three primary business assumptions: 1) the government would eventually reduce its outsized role in the mortgage market; 2) new bank regulation (including the implementation of the Basel III capital accord) and legacy portfolio issues at banks would open up an opportunity for independent mortgage companies; and 3) institutional investors that have traditionally invested in triple-A rated mortgage-backed securities would, over time, return to the market to provide attractive financing for prime residential loans through their acquisitions of newly-issued securities. We believe these business assumptions are playing out, although Federal Reserve monetary policy, the pace and direction of mortgage industry legislative and regulatory reform, competitive factors, and market conditions will affect the extent to which they will positively impact our jumbo mortgage business over the near-term. To complement our jumbo mortgage business, beginning in late 2013 we expanded our residential loan platform to include acquiring conforming mortgage loans, which are loans eligible for sale to Fannie Mae and Freddie Mac.

Since 2010, our commercial strategy has been focused on responding to commercial loan refinancing demand brought about by the pre-crisis era of high-leverage lending. An immediate opportunity was identified for mezzanine lending that could bridge the gap between commercial borrowers’ funding needs and the level of financing traditional senior lenders would provide. Beginning in 2012, we also positioned our platform to originate senior commercial loans, with these senior loans being sold primarily to third parties for securitization.

Business Update

We had a productive year at Redwood in 2013 and finished in a strong position. Our book value per share, earnings per share, and dividends all increased on a year-over-year basis, contributing to a 21.4% total return for shareholders for 2013. The Financial and Operational Overview that follows this section provides a summary of our financial results in 2013. From an operational perspective, we continued to build our residential and commercial businesses throughout 2013. This included executing on our strategy to invest in mortgage servicing rights, established a new residential mortgage processing center in Denver, and entering the conforming mortgage sector in the fourth quarter of 2013. Our vision and business strategy for Redwood are driven by the market opportunities we see over the next several years, not over the next several quarters. That long-term perspective gives us confidence that both our residential and commercial businesses, while still in the early stages of expansion, are well positioned for opportunistic growth as these markets evolve.

Over the past four years, we have built residential and commercial loan acquisition platforms with the primary objective being to create a proprietary source of attractive investments and income-generating opportunities. Sourcing investments solely through a bid-in-competition process has become less productive for us in this liquidity-flooded world, as available risk-adjusted investment yields continue to move lower. Our loan acquisition platforms provide us with strong competitive advantages, including the ability to leverage our seller relationships, infrastructure, and distribution capabilities. The competitive barriers to building an effective platform for creating investments are high and there is no fast or easy way to replicate the platforms we have been building over the past four years. Our efforts have required significant effort, capital, and expense. Looking back on the progress we have made, we believe the investments have been well worth it.

We believe 2014 has the potential to be another good year for our commercial business, while the near-term outlook for our residential business is likely to be more challenging for us as well as all other residential market participants. These challenges have our full attention and we believe that our focus on the long-term direction of the residential and commercial mortgage markets, coupled with the strategic actions we are taking, positions Redwood to be a leading investor and provider of private risk capital to the mortgage market over the long term.

The following sections discuss our view of the longer-term direction of the residential and commercial mortgage markets, the market opportunity for Redwood, and how we believe we are positioned to grow and succeed.

Residential

In relation to residential investments and mortgage banking activities, our foremost objectives are to invest in well-underwritten, prime mortgage credit risk and associated servicing rights, and to generate income from loan sales. Until recently, we have been focused primarily on the jumbo segment of the market. Having recently obtained approval as a Fannie Mae and Freddie Mac seller/servicer, however, we now have the ability to acquire conforming loans for sale to these government-sponsored enterprises (“GSEs”), thus significantly expanding our market opportunities.

We believe that the outlook for investing in newly originated prime mortgage credit risk looks promising. While we continue to create and retain credit securities through our Sequoia securitization program, our entry into the much larger conforming market positions us to pursue credit investments in conforming loans through potential credit risk-sharing arrangements with the GSEs.

The private label market for residential securitization clearly experienced turmoil during 2013, as yields demanded by investors in triple-A rated RMBS increased from early in the second quarter through the end of the year. However, we believe that over the long term, private-label residential mortgage securitization will return to being an efficient form of mortgage financing and will play a substantial role in the mortgage market, alongside government-supported financing, and bank portfolio lending. We believe triple-A investors will return to the private label securitization market for prime quality loans when improved securitization structures and issuer best practices become widely adopted by participants, thus restoring confidence among investors. Ultimately, we believe that investing in securitized products is one of the most efficient ways for institutional investors to make residential mortgage investments. We also expect that the credit support levels required by rating agencies for RMBS transactions will decline over time, reflecting the performance of the underlying collateral, and this will improve the profitability of securitization transactions for issuers such as Redwood.

Currently, we have been seeing market fundamentals begin to stabilize, while the pricing for triple-A rated RMBS is beginning to show signs of improvement for issuers like us. However, based on the significant volatility in triple-A rated RMBS pricing over the past two years, it is difficult to project the near-term direction of the market with confidence. Redwood completed one private-label residential securitization during the fourth quarter of 2013, and we expect to complete another late in the first quarter or early in the second quarter of 2014. While we continue to prefer to securitize jumbo loans we acquire (because of our ability to create attractive investments for our portfolio), given the current state of the securitization market, we expect whole-loan sales to continue in the near term to account for the disposition of the majority of the jumbo loans we accumulate. Between these two primary distribution outlets (securitization and whole loan sales), we still believe that we can generate attractive loan sale profit margins within our long-term target range of 25 to 50 basis points. (Our loan sale margins exceeded this target range in 2013.)

In 2013, we acquired $6.9 billion of jumbo mortgage loans, a large increase from 2012 when we acquired $2.3 billion, but short of our upwardly revised goal of $8 billion we set for ourselves in mid-2013. In 2014, we expect to increase the number of sellers we acquire loans from. While we expect that our jumbo acquisition volume in 2014 will be lower than in 2013, we expect this decline to be less than the 32% decline projected for the industry as a whole. With respect to conforming residential loans, our goal is to ramp up to a run rate of acquiring $1 billion per month by the end of 2014. We do not expect that ramp up to occur smoothly over the course of 2014, however, given our internal processes for expanding product offerings to our sellers as well as the declining projections we have observed in industry-wide origination as a result of interest-rate volatility.

With respect to government policy issues, we believe the long process of GSE reform will eventually conclude with the creation of an entity or multiple entities that function much as the GSEs do today. We believe the new entities will continue to support some type of conforming mortgage financing to mainstream U.S. borrowers, with the private sector absorbing first-loss credit risk, ahead of a government guarantee. This would represent a very large potential market opportunity for private credit risk investors, especially those with loan acquisition platforms such as Redwood. The foundation for this new structure is already being laid while the GSEs are in conservatorship through structured and contractual credit risk-sharing arrangements with the GSEs.

Commercial

Our commercial team had a successful year in 2013, originating $805 million of senior commercial loans. Although we fell short of our goal of $1 billion of senior commercial originations, our loan sale profit margins exceeded our expectations, as did the overall profitability of this business.

In the near term, if the economy continues to move forward with low-to-moderate growth in 2014, underlying commercial real estate fundamentals should continue to moderately improve as well. Various industry forecasts call for CMBS issuance to increase in 2014 for the fifth consecutive year to a range of $90 to $100 billion, compared to approximately $85 billion in 2013. With close to $250 billion of commercial real estate loans set to mature annually over the next four years, we expect to see substantial refinancing opportunities for those with established commercial origination platforms such as Redwood.

We plan to expand our commercial platform in 2014 by adding experienced originators, positioning us to exceed the $1 billion annual commercial senior loan origination goal, while also boosting our mezzanine loan origination activity. We currently project that the capital we had previously allocated to our commercial mortgage banking and investment activities should remain adequate for us to continue growing this platform.

2013 Financial and Operational Overview

Redwood generated strong earnings growth in 2013. Net income increased 31% to $173 million, and earnings per share increased 22% to $1.94 per share in 2013, resulting in a 14.43% return on equity. The following table presents selected financial highlights from 2013 and 2012.

Table 1 – Selected Financial Highlights

	December 31,

(In Dollars, per share basis)	2013	2012

Net Income per diluted share	$1.94	$1.59
REIT Taxable Income per share	0.93	0.75
Return on Equity	14.43%	13.35%
Book Value per share	15.10	13.95
Dividends per share	1.12	1.00

The increase in net income in 2013 was primarily driven by significant growth in our residential and commercial mortgage banking operations along with continued positive performance from our residential investments portfolio. Higher net income also contributed to an increase in our book value to $15.10 per share and also supported increased dividends of $1.12 per share paid in 2013. The following table presents the changes in book value per share for the year ended December 31, 2013.

Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2013
Beginning book value per share	$13.95
Net income	1.94
Changes in unrealized gains/losses, net	(0.27)
Unrealized gains on hedges, net	0.39
Equity issuance	0.11
Other, net	0.10
Dividends	(1.12)

Ending Book Value per Share	$15.10

We deployed $583 million of capital into new investments in 2013, as summarized in the following table.

Table 3 – Investment Activity

Year Ended
(In Millions) (1)	December 31, 2013
Residential investments
Sequoia RMBS	$392
Third-Party RMBS	489
Less: Short-term debt	(397)
MSR Investments	48

Net residential investments	532
Commercial mezzanine investments	66
Less: Borrowings	(15)

Net commercial investments	50

Equity Capital Invested	$583

(1)	Certain totals may not foot, due to rounding.

Residential Mortgage Banking

Our residential mortgage banking business was very active during 2013, with loan acquisitions rising to $7.1 billion from $2.3 billion in 2012, accompanied by the completion of 12 residential prime jumbo securitizations for a total of $5.58 billion during the year, as compared to six securitizations for $1.97 billion during 2012. Due to the Federal Reserve’s accommodative policy actions, interest rates were at historical lows during most of the first half of 2013, spurring significant refinancing volumes. During this time we continued to increase the number of sellers we purchase loans from and saw our acquisition volumes rise significantly.

Beginning late in the second quarter, long-term interest rates began to rise as the bond market began responding to the Federal Reserve’s long anticipated plan to begin “tapering” its purchases of Treasury and mortgage-backed securities (“MBS”). Benchmark interest rates were volatile during the following months, but overall increased through the end of the year, with the benchmark 10-Year Treasury yield rising 88 basis points to 3.04%, from 2.16% at the end of May. According to Freddie Mac’s Primary Mortgage Market Survey, over the same period the average weekly rate for a 30-year fixed-rate conforming mortgage increased 72 basis points to 4.53% by the end of the year, which was 119 basis points higher than a year ago. As a result of the increase in interest rates, the Mortgage Bankers Association reported in late December that its mortgage application index had declined to a 13-year low as refinance related application activity fell to its lowest level since November 2008.

Beginning in the third quarter of 2013, large banks began to offer rates for higher-quality 30-year jumbo loans through their retail loan channels below the rates they were offering for conforming loans. This highly competitive jumbo mortgage pricing is reflective of a combination of the increased guarantee fees that Fannie Mae and Freddie Mac required for conforming loans, and the desire of the larger banks with excess liquidity to invest in higher yielding and presumably safer jumbo mortgages. However, the larger banks have not been as aggressive in pricing jumbo loans through their correspondent lending channels and we are currently able to offer competitive rates and we continue to acquire loans.

As a result of these recent market conditions, including rising interest rates, declining refinance-related loan origination activity, and the aggressive pricing of jumbo mortgage loans by large banks, over the course of the third and fourth quarters of 2013, we saw the volume of loans we identified for purchase and our acquisitions decline. Despite the competitive environment, we have continued to acquire loans, at a slower pace, from a growing number of sellers. We continued to add loan sellers to our platform throughout the year, increasing the total number of active sellers to 118 at December 31, 2013, consisting of 55 regional banks (or their subsidiaries) and 63 mortgage companies, located throughout the U.S.

The following chart presents the amount of loans identified for purchase, loans purchased, and our active sellers over the last five quarters.

Rising mortgage rates and competition from large banks also had an impact on the private mortgage securitization market, resulting in reduced activity in the third and fourth quarters of 2013. There were three private-label non-conforming securitizations completed by market participants totaling $0.8 billion in the fourth quarter, down from nine securitizations totaling $3.9 billion in the third quarter of 2013, and 19 securitizations totaling $8.3 billion during the first half of 2013. In summary, the rising interest rate environment has caused triple-A investors to require yields in excess of what can be structured from the underlying mortgage loans. As a result, we currently expect to complete another Sequoia securitization late in the first quarter or early in the second quarter of 2014. We continue to value our leadership position in private securitization and remain committed to expanding this area of our business as market conditions improve.

While the private mortgage securitization market slowed in the second half of 2013, we began to see better execution in the whole loan market and sold $1.25 billion of whole loans through this channel in the second half of 2013 as compared to $311 million in the first half of 2013. Bank demand for whole jumbo mortgage loans is strong and reflects the excess liquidity in the banking system and, to a lesser extent, favorable accounting treatment of whole loans relative to securities. As such, we expect to remain active in the whole loan market in 2014.

During 2013, we also became an approved seller/servicer to both Fannie Mae and Freddie Mac. This allowed us to begin purchasing “conforming” loans that meet Fannie Mae’s and Freddie Mac’s eligibility criteria in the fourth quarter of 2013. This will also enable us to create our own investments in conforming mortgage servicing rights and positions us to be involved in risk-sharing opportunities relating to these types of loans to the extent those opportunities arise in the future, consistent with the concept envisioned by the Federal Housing Finance Agency.

In part to position ourselves to participate in the conforming loan market and also to accommodate increased jumbo loan production, we invested heavily in our infrastructure during 2013, opening our Denver office and adding scalability to our support operations and systems. As such, direct segment operating costs for residential mortgage banking increased, primarily related to increased headcount and systems upgrades.

Residential Investments

We continued to grow our residential investment portfolio in 2013, increasing the portfolio to $1.64 billion at the end of 2013 from $1.10 billion at the end of 2012. The increase in 2013 primarily resulted from the acquisition of senior and subordinate securities and to a lesser extent MSRs. During the first half of 2013, nearly all of the new securities we acquired in this portfolio were subordinate securities retained from our Sequoia securitizations. These additions were partially offset by continued paydowns as well as strategic sales of senior third-party securities as we looked to reallocate our capital invested in this portfolio.

As discussed in the Residential Mortgage Banking section above, our mortgage loan acquisition volumes decreased significantly in the second half of 2013. This, in combination with a shift toward greater sales through whole loan executions rather than through securitizations, limited the amount of new Sequoia securities and MSRs available to add to our portfolio. During the second half of 2013, we began allocating investment capital into select third-party seasoned senior securities and new-issue subordinate securities. In the near term, we expect industry-wide jumbo securitization volume to remain more limited, although market conditions can change quickly. We continue to expect growth in this business segment will likely come from new investments in MSRs retained from our residential mortgage banking business in addition to opportunistic investments in third-party securities. In the longer-term, we anticipate our portfolio will transition towards a mix of credit and MSR investments, with a smaller percentage of our capital invested in third-party senior securities.

At the end of 2013, our securities portfolio was comprised of 55% senior securities, 34% subordinate securities (30% new-issue subordinates and 4% legacy third-party subordinates) and 11% re-REMIC securities. This compares to 67% senior securities, 18% subordinate securities and 15% re-REMIC securities at the end of 2012. A portion of our senior securities have been resecuritized to provide long-term financing and the remainder are financed with a combination of capital and short-term debt.

Most of the senior securities we own are backed by adjustable-rate mortgages (“ARMs”), or hybrid interest-rate loans that have reset to traditional ARMs, making them less sensitive to changes in interest rates. The subordinate securities we retained from our Sequoia securitizations are predominately backed by fixed-rate collateral making them sensitive to changes in interest rates in addition to credit performance. During 2013, there were minimal overall net fair value changes in our securities portfolio as the impact from rising interest rates was mostly offset by tightening of credit spreads. Increasing interest rates did impact the value of our MSR portfolio, resulting in $12 million of positive market valuation adjustments, bringing the total estimated fair value of this portfolio to $65 million at the end of 2013.

Commercial Mortgage Banking and Investments

The commercial real estate market continued to improve in 2013 along with the overall economy. Strong demand for CMBS throughout the year facilitated the growth of our commercial operations in 2013, as we shifted our focus from the origination of mezzanine loans to be retained for our investment portfolio to senior loans that we sell through to the capital markets associated with our mortgage banking activities. As a result, we originated $805 million of senior loans in 2013 as compared to $60 million in 2012. These higher senior loan origination volumes resulted in higher income from commercial mortgage banking activities.

With our shift in focus away from the origination of mezzanine loan investments, our origination of loans for our investment portfolio decreased to $66 million in 2013 from $156 million in 2013. Our mezzanine loan originations in 2013 were partially offset by two loan pay-offs, bringing the balance of this portfolio to $343 million at the end of 2013. Our returns from this portfolio remained relatively consistent in 2013 with unlevered yields in excess of 10% per annum before credit costs.

Cash, Debt, and Capital

At December 31, 2013, our cash amounted to $173 million and our current investment capacity (defined as the approximate amount of capital we have readily available for long-term investments) was estimated to be approximately $136 million. Our total capital of $1.67 billion at December 31, 2013 included $1.25 billion of equity capital and $427 million of long-term debt.

We ended 2013 with short-term warehouse debt of $185 million, which was used to finance residential loans, and had additional uncommitted borrowing capacity of $1.2 billion under existing warehouse lines of credit to finance additional residential and commercial loans. Our short-term debt used to finance securities at December 31, 2013 was $678 million.

We currently expect that our available capital and liquidity is sufficient to fund our business and investment objectives for most or all of 2014, in part because we believe we can source capital internally by selling or financing existing investments if needed to fund higher yielding investment opportunities. To the extent our expectation changes and we need external capital to fund our investment and business activities, we would consider the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC, or the issuance of similar or other types of securities in public or private offerings, including, the possibility of raising dedicated capital for our commercial platform.

RESULTS OF OPERATIONS

The following table presents the components of our GAAP net income for the years ended December 31, 2013, 2012, and 2011.

Table 4 – Net Income

	Year Ended December 31,

(In Millions, Except per Share Data) (1)	2013	2012	2011

Interest income	$226	$231	$217
Interest expense	(81)	(121)	(99)

Net Interest Income	145	110	118
Provision for loan losses	(5)	(4)	(16)

Net Interest Income After Provision	140	106	102
Noninterest Income
Mortgage banking activities, net	101	36	-
MSR income (loss), net	20	(1)	-
Other market valuation adjustments, net	(6)	2	(40)
Realized gains, net	25	55	11

Total noninterest income	141	91	(29)
Operating expenses	(85)	(65)	(48)
Other expense	(12)	-	-

Net income before provision for income taxes	184	133	25
Provision for income taxes	(11)	(1)	-

Net income	173	132	25
Less: Net loss attributable to noncontrolling interest	-	-	(1)

Net Income Attributable to Redwood Trust, Inc.	$173	$132	$26

Diluted earnings per common share	$1.94	$1.59	$0.31

(1)	Certain totals may not foot, due to rounding.

We are required under GAAP to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other and the securitized assets of these entities are not legally ours and we own only the securities and interests that we acquired from these securitization entities. Similarly, the liabilities of these entities are obligations payable only from the cash flows generated by their securitized assets and are not obligations of Redwood. We refer to certain of these securitization entities as “Legacy Consolidated Entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and from Legacy Consolidated Entities. For additional detail on results from Legacy Consolidated Entities, see the “Results From Legacy Consolidated Entities” section below. Results at Redwood include all activities from our three business segments.

Net Interest Income After Provision

In 2013, net interest income after provision increased $33 million to $140 million, including $23 million of increases at Redwood and $10 million of increases at Legacy Consolidated Entities. The increase at Redwood was primarily attributable to increased interest income resulting from higher average balances of loans held for sale or securitization during 2013 related to both our residential and commercial mortgage banking activities, in addition to higher average balances of Sequoia IO securities in our residential mortgage banking segment and Sequoia subordinate securities in our residential investment portfolio. Net interest income at Redwood in 2013 also reflects an increase in interest expense, with the majority of the increase resulting from our convertible debt issued in the first quarter of 2013 and from our Commercial Securitization that was completed in the fourth quarter of 2012. The increase attributable to Legacy Consolidated Entities was primarily related to interest expense of $11 million recorded in 2012 related to the deconsolidation of certain legacy entities during the fourth quarter of 2012.

In 2012, net interest income after provision increased $5 million to $107 million, including $14 million of increases at Redwood offset by a $9 million decrease at Legacy Consolidated Entities. The increase at Redwood was primarily attributable to increased interest income from our commercial investment portfolio, which grew substantially during 2012, as well as from higher average balances of residential securities and residential loans held for sale or securitization. The increase in interest income was partially offset by an increase in interest expense as we funded the addition of certain assets in part with debt. The decline in net interest income after provision at Legacy Consolidated Entities is primarily related to the deconsolidation of certain entities discussed above as well as a significant decline in delinquent loan balances at certain consolidated Sequoia entities during 2012.

Additional detail on changes in net interest income at Redwood is provided in the “Net Interest Income” section below.

Mortgage Banking Activities, Net

Mortgage banking activities, net, include valuation changes of residential and commercial loans, valuation changes related to derivatives and Sequoia IO securities used in part to offset risks associated with our mortgage banking activities, and gains from loan sales and securitizations. In 2013, income from mortgage banking activities increased $65 million to $101 million. The majority of this increase was attributable to our residential mortgage banking operations, which contributed $78 million during 2013, an increase of $42 million from 2012. Commercial mortgage banking operations contributed $23 million during 2013, an increase of $22 million from 2012. For both the residential and commercial mortgage banking operations, the increases were primarily driven by growth in transactional volumes. During 2013 we purchased $7.11 billion of residential loans and originated $659 million of commercial senior loans. During 2012 we purchased $1.31 billion of residential loans and originated $24 million of commercial senior loans. We did not recognize income or loss on mortgage banking activities in 2011.

Additional detail on mortgage banking activities is included in the Residential Mortgage Banking and Commercial Mortgage Banking and Investment portions of the “Segment Results” section below.

MSR Income, Net

MSR income is comprised of both the net cash received from the MSRs and their market value changes. MSR income, net increased to $20 million in 2013 from negative $1 million in 2012. In 2013, MSR income was comprised of $8 million of net cash income and $12 million of positive market valuation changes. The overall increase in MSR income was due to the acquisition of $48 million of MSR investments during the year as well as increases in their market value primarily driven by increased mortgage rates during 2013. In 2012, MSR loss was comprised of $1 million of net cash income, offset by $2 million of negative market valuation adjustments. We did not own any MSR investments in 2011.

Additional detail on MSR investments is included in the Residential Investments portion of the “Segment Results” section below.

Other Market Valuation Adjustments, Net

In 2013, the $6 million of negative other market valuation adjustments primarily resulted from $4 million of negative market value changes of trading securities and $2 million of other-than-temporary impairments of AFS securities, each in our Residential Investments segment at Redwood. In 2012, the $2 million of positive other market valuation adjustments primarily resulted from $6 million of net positive valuation adjustments from Legacy Consolidated assets, partially offset by $3 million of negative market valuation adjustments on securities at Redwood.

In 2011, the $40 million of negative other market valuation adjustments were comprised of $29 million of negative adjustments at Redwood and $11 million of negative adjustments at Legacy Consolidated Entities. The adjustments at Redwood primarily resulted from negative valuation changes on derivatives used to hedge loans accumulated for the two securitizations we completed in 2011 as well as other-than-temporary impairments of AFS securities.

Realized Gains, Net

In 2013, realized gains, net, of $25 million primarily resulted from the sale of $176 million of AFS securities during the year. Realized gains of $55 million during 2012 resulted primarily from the sale of $167 million of AFS securities for a net realized gain of $32 million and also included $22 million of gains from the deconsolidation of certain Legacy Consolidated Entities during 2012. Realized gains of $11 million during 2011 resulted primarily from the sale of AFS securities at Redwood for a net realized gain of $9 million.

For additional detail on realized gains at Redwood, see the Residential Investments portion of the “Segment Results” below.

Operating Expense

In 2013, operating expense increased $20 million to $85 million. The increase in operating expenses was primarily driven by the additional costs associated with the expansion of our residential and commercial mortgage banking operations. This expansion included the opening of our Denver office in 2013, as well as an increase in overall headcount to 141 at December 31, 2013, from 86 at December 31, 2012. In 2012, operating expense increased $17 million to $65 million primarily due to a $17 million increase in compensation expense compared to 2011. The majority of the compensation expense increase was from variable compensation, which increased year-over-year as the company’s financial performance improved.

Other Expense

Other expense represents a $12 million reserve we established in the fourth quarter of 2013 related to previously disclosed litigation regarding certain legacy Sequoia securitizations. For additional detail on pending litigation matters, refer to “Legal Proceedings” in Part II, Item 3 of this Annual Report on Form 10-K and Note 15 in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

In 2013, provision for income taxes increased $10 million to $11 million. The increase in income tax expense was primarily driven by higher income from both residential and commercial mortgage banking operations during 2013, which are performed in taxable REIT subsidiaries. Additional detail on provision for income taxes is included in the “Taxable Income” section below.

Net Interest Income

The following table presents the components of net interest income on a consolidated basis for the years ended December 31, 2013, 2012, and 2011.

Table 5 – Net Interest Income – Consolidated

	Year Ended December 31,
	2013			2012			2011
(Dollars in Millions) (1)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)
Interest Income
Residential loans	$67	$2,803	2.4	$82	$3,575	2.3	$81	$3,913	2.1
Commercial loans	43	382	11.4	27	246	10.9	9	89	9.9
Trading securities	25	118	20.9	37	262	14.0	42	301	14.1
Available-for-sale securities	91	1,036	8.8	86	860	10.0	85	650	13.0
Cash and cash equivalents	0	155	0.1	0	143	0.0	0	157	0.0

Total interest income	226	4,494	5.0	231	5,085	4.6	217	5,110	4.3
Interest Expense
Short-term debt	(17)	989	(1.8)	(9)	487	(1.9)	(1)	57	(1.8)
ABS issued	(40)	2,188	(1.8)	(102)	3,504	(2.9)	(88)	3,954	(2.2)
Long-term debt	(24)	395	(6.0)	(10)	139	(6.9)	(10)	138	(6.9)

Total interest expense	(81)	3,571	(2.3)	(121)	4,130	(2.9)	(99)	4,148	(2.4)

Net Interest Income	$145			$111			$118

(1)	Certain totals may not foot, due to rounding.
(2)

Average balances for residential and commercial loans, trading securities, and debt are calculated based upon carrying values. Average balances for available-for-sale securities are calculated based upon amortized cost.

Legacy Consolidated Entities contributed $8 million, negative $4 million, and $11 million to net interest income in 2013, 2012, and 2011, respectively. These amounts are discussed in more detail in the “Results from Legacy Consolidated Entities” section below. The following table presents net interest Income at Redwood and does not include activity from Legacy Consolidated Entities.

Table 6 – Net Interest Income – at Redwood

	Year Ended December 31,
	2013			2012			2011
(Dollars in Millions) (1)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)	Interest Income/ (Expense)	Average Balance (2)	Yield (%)
Interest Income
Residential loans	$33	$823	4.1	$15	$392	3.9	$11	$238	4.6
Commercial loans	43	382	11.4	26	235	11.1	8	75	10.6
Trading securities	25	118	20.9	12	34	35.0	8	21	37.9
Available-for-sale securities	91	1,036	8.8	86	860	10.0	84	643	13.0
Cash and cash equivalents	0	155	0.1	0	125	0.0	0	132	0.0

Total interest income	192	2,513	7.7	139	1,646	8.4	111	1,109	10.0
Interest Expense
Short-term debt	(17)	989	(1.8)	(9)	487	(1.9)	(1)	57	(1.8)
ABS issued	(14)	284	(4.9)	(6)	205	(2.9)	(3)	102	(2.5)
Long-term debt	(24)	395	(6.0)	(10)	139	(6.9)	(10)	138	(6.9)

Total interest expense	(55)	1,667	(3.3)	(25)	831	(3.0)	(13)	297	(4.4)

Net Interest Income at Redwood	$137			$114			$98

(1)	Certain totals may not foot, due to rounding.
(2)

Average balances for residential and commercial loans, trading securities, and debt are calculated based upon carrying values. Average balances for available-for-sale securities are calculated based upon amortized cost.

The following table details how net interest income at Redwood changed as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 7 – Net Interest Income at Redwood — Volume and Rate Changes

	Change in Net Interest Income For the Years Ended December 31, 2013 and 2012
(In Millions) (1)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2012			$114
Impact of Changes in Interest Income
Residential loans	$17	$1	18
Commercial loans	16	1	17
Trading securities	29	(16)	13
Available-for-sale securities	18	(12)	5
Cash and cash equivalents	-	-	-

Net changes in interest income	80	(27)	53
Impact of Changes in Interest Expense
Short-term debt	(10)	2	(8)
ABS issued	(2)	(6)	(8)
Long-term debt	(18)	3	(14)

Net changes in interest expense	(30)	(1)	(30)
Net changes in interest income and expense	51	(27)	23

Net Interest Income for the Year Ended December 31, 2013			$137

	Change in Net Interest Income For the Years Ended December 31, 2012 and 2011
(In Millions) (1)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2011			$98
Impact of Changes in Interest Income
Residential loans	$7	$(3)	5
Commercial loans	17	1	18
Trading securities	5	(1)	4
Available-for-sale securities	28	(26)	2
Cash and cash equivalents	-	-	-

Net changes in interest income	57	(29)	28
Impact of Changes in Interest Expense
Short-term debt	(8)	(1)	(8)
ABS issued	(3)	(1)	(3)
Long-term debt	-	-	-

Net changes in interest expense	(10)	(1)	(12)
Net changes in interest income and expense	46	(30)	17

Net Interest Income for the Year Ended December 31, 2012			$114

(1)	Certain totals may not foot, due to rounding.

Analysis of Changes in Net Interest Income at Redwood — 2013 versus 2012

Net interest income at Redwood increased $23 million to $137 million in 2013. This increase was primarily driven by higher interest income, which increased $53 million to $192 million in 2013, resulting from increased average earning assets across each of our segments in 2013.

Our residential mortgage banking segment contributed $33 million of the increase in interest income, with $18 million of the increase resulting from higher balances of loans held for sale or securitization during 2013 as we increased our acquisition volumes, and $15 million of the increase resulting from higher balances of Sequoia IO securities retained and held by us during 2013.

Our commercial mortgage banking and investments segment contributed $17 million of the increase, with $14 million resulting from higher average balances of loans held-for-investment, as we added to our portfolio throughout 2012 and 2013, and $3 million from higher balances of senior loans held-for-sale during 2013 as we significantly increased our commercial mortgage banking activities.

Our residential investments segment contributed to $3 million of the increase, as the benefits of higher average balances throughout 2013 were offset by lower yields. The decrease in yields was primarily related to lower unlevered yields available, in general, for new investments made in 2013 relative to investments acquired in prior years. In particular, during 2013, we acquired $308 million of new residential investments that consist of AA, A, and BBB- rated RMBS securities with average unlevered yields of 4-6%. These securities were primarily acquired through Sequoia securitizations we sponsored as well as through third-party sponsored securitizations and represent more junior subordinate securities that we typically hold with equity and long-term debt capital.

IO securities that we retained from Sequoia securitizations issued during 2012 and 2013 are included in our Residential Mortgage Banking segment as they are used, in part, to mitigate certain risks associated with our residential mortgage banking activities. We have elected the fair value option for these securities and classify them as trading securities with changes in their estimated fair value recorded through our income statement in “Mortgage banking activities, net” and interest received on these securities reflected in “Interest income.” Rising interest rates during 2013 resulted in slower expected prepayment speeds for these securities, which increased their fair values, resulting in lower effective yields as presented in the tables above.

The increase from interest income was partially offset by higher interest expense at Redwood, which increased $30 million to $55 million in 2013. This increase in interest expense was generally attributable to our $278 million of convertible debt that was issued in the first quarter of 2013, which contributed to $13 million of the increase, and our Commercial Securitization that was completed in the fourth quarter of 2012, which contributed $9 million of the increase. The remaining $8 million of increases in interest expense were attributable to higher balances of short-term debt outstanding during 2013, primarily related to our residential mortgage banking activities. During 2013, the $995 million of new investments made across all of our segments were funded in part with $412 million of short-term debt.

Additional detail regarding the activities impacting net interest income at each of our business segments is included the “Segment Results” section below.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at December 31, 2013.

Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2013	Residential Loans	Residential Securities
Asset yield	4.09%	5.96%
Short-term debt yield	1.71%	1.34%

Net spread	2.38%	4.62%

For additional discussion on short-term debt including information regarding margin requirements and financial covenants see “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities” in the “Liquidity and Capital Resources” section below.

Analysis of Changes in Net Interest Income at Redwood — 2012 versus 2011

Net interest income at Redwood increased $17 million to $114 million in 2012. This increase was primarily driven by higher interest income of $28 million, resulting from increased average earning assets across each of our segments in 2012. This increase was partially offset by a decline in average yields on our investment securities that was primarily due to the change in mix of our investments from more credit sensitive, higher yielding securities to less credit sensitive, lower yielding securities.

The increase from interest income was partially offset by higher interest expense, which increased $12 million to $25 million in 2012. This increase was primarily due to higher average short-term debt outstanding that was used to finance the higher balances of earning assets during 2012, as well as the securitization of $291 million of commercial mezzanine loans in November 2012, where we sold $172 million of senior debt. During 2012, the $509 million of investments we purchased or retained from securitizations were funded in part with $267 million of short-term debt.

Segment Results

The following is a discussion of the results of operations for our three business segments for the years ended December 31, 2013 and 2012. Our segments were determined as of December 31, 2013, and prior period results have been conformed to the current presentation. In 2011, our activities were almost exclusively within the residential investments segment. Accordingly, segment information is presented beginning with the 2012 fiscal year.

Residential Mortgage Banking

The following table presents the components of segment contribution for the residential mortgage banking segment for the years ended December 31, 2013 and 2012.

Table 9 – Residential Mortgage Banking Segment Contribution

	Year Ended December 31,
(In Thousands)	2013	2012
Interest income	$52,517	$19,714
Interest expense	(10,167)	(3,179)

Net interest income	42,350	16,535
Other market valuation adjustments, net	38	623
Mortgage banking activities, net	77,575	35,170
Direct operating expenses	(21,062)	(12,940)
Provision for income taxes	(5,947)	-

Segment Contribution	$92,954	$39,388

The following table provides the activity of unsecuritized residential loans during the years ended December 31, 2013 and 2012.

Table 10 – Unsecuritized Residential Loans — Activity

	Year Ended December 31, 2013		Year Ended December 31, 2012
(In Thousands)	Fair Value Option	At Lower of Cost or Fair Value	Fair Value Option	At Lower of Cost or Fair Value
Balance at beginning of period	$553,576	$9,082	$-	$395,237
Acquisitions	7,107,530	(27)	1,313,420	998,940
Sales	(7,229,896)	(5,747)	(794,456)	(1,370,048)
Principal repayments	(17,078)	(1,677)	(3,202)	(15,618)
Changes in fair value, net	(11,530)	34	37,814	571

Balance at End of Period	$402,602	$1,665	$553,576	$9,082

The following table provides the activity of our retained Sequoia IO securities for the years ended December 31, 2013 and 2012.

Table 11 – Sequoia IO Securities Activity

	Year Ended December 31,
(In Thousands)	2013	2012
Beginning fair value	$10,409	$-
Acquisitions	105,320	38,634
Sales	(48,633)	(16,523)
Change in fair value, net	43,409	(11,702)

Ending fair value	$110,505	$10,409

Overview

During the year ended December 31, 2013, we acquired over $7 billion in prime jumbo mortgage loans, completed 12 securitizations for a total of $5.58 billion and sold $1.6 billion through whole loan sales to third parties. In conjunction with these securitizations, we retained $105 million of IOs in our Residential Mortgage Banking segment and $298 million of subordinate securities and $43 million of MSRs in our Residential Investment segment. At December 31, 2013, our pipeline of residential loans included $403 million of residential loans held on balance sheet and $589 million of loans identified for purchase.

Segment contribution from residential mortgage banking increased $54 million to $93 million in 2013, primarily resulting from increased loan acquisition volume, which totaled $7.1 billion in 2013 as compared to $2.3 billion in 2012. This increase in volume served to increase both net interest income as well as income from mortgage banking activities. These increases in income were partially offset by higher direct operating expenses and provision for income taxes.

Increased operating costs primarily resulted from expanding our infrastructure to facilitate the growth in mortgage banking operations, including the opening of our Denver office and increasing our headcount of employees now directly involved in this business. All residential mortgage banking activities are performed in taxable subsidiaries. Accordingly, increased income from this segment resulted in higher provision for income tax in 2013. The provision for income tax in 2013 was partially offset by a release of reserves on certain deferred tax assets during 2013. Going forward, we expect to incur a higher effective tax rate on our residential mortgage banking activities, closer to the 34% federal rate as we continue to benefit from state loss carryforwards.

Net Interest Income

Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on balance sheet. Net interest income also includes interest income from Sequoia IOs that are used to mitigate certain risks related to interest rate movements on our residential loan pipeline.

In 2013, our net interest income from loans held on balance sheet prior to sale was $33 million and interest income from Sequoia IOs was $19 million. The amount of net interest income we earn on loans held on balance is dependent on many variables, including the amount of loans and the time they are outstanding on balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact interest income in future periods. During 2013, we sold $49 million of Sequoia IO securities, and we may sell additional Sequoia IOs in the future, which would reduce interest income in this segment.

Mortgage Banking Activities, Net

Mortgage banking activities, net, include the changes in market value associated with both the loans we hold on balance sheet prior to sale, as well as the derivative instruments and Sequoia IO securities we use to manage risks associated with our residential loan pipeline. Our loan sale profit margins are measured over the period from which we identify a loan for purchase and subsequently sell or securitize the loan and may be realized over the course of one or more quarters for financial reporting purposes.

The following table presents the components of mortgage banking activities, net from residential mortgage banking. Amounts presented below represent changes in market value for loans that were sold and associated derivative positions that were settled during the periods presented as well as changes in market values of loans, derivatives and Sequoia IOs outstanding as of the end of each year presented.

Table 12 – Components of Residential Mortgage Banking Activities, Net (1)

	Year Ended December 31,
(In Thousands)	2013	2012
Changes in fair value of:
Residential loans, at fair value	$(12,263)	$37,762
Sequoia IO securities	42,451	(11,702)
Risk management derivatives	47,786	(10,604)
Purchase and forward sale commitments	(399)	-
Net gains on mortgage loan securitizations	-	17,931
Net gains on residential loan sales to third parties	-	1,783

Total Residential Mortgage Banking Activities, Net	$77,575	$35,170

(1)

We elected the fair value option for held-for-sale residential loans purchased subsequent to June 30, 2012. Amounts reported as net gains on loan securitizations and sales to third parties for 2012 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated prior to the dates we began to elect the fair value option for these loans and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Higher loan acquisition volume in 2013 contributed to a $42 million increase in income from mortgage banking activities to $78 million in 2013. While volatility in interest rates contributed to a net decline in the fair value of residential loans held-for-sale, this decrease in value was more than offset by increases in the value of risk management derivatives and Sequoia IOs that were used in part to hedge exposure to interest rate risk on these loans. The increase in fair value of Sequoia IOs in 2013 resulted from increases in current benchmark interest rates as well as the market expectation for higher interest rates in the future, resulting in lower expected prepayment speeds for the loans underlying these securities and higher valuations. However, given the significant increase in rates during the year, further increases in rates could have a more limited impact to the fair value of these securities. Additionally, decreases in current or expected future interest rates could cause decreases in the fair value of these securities, which would negatively impact income from mortgage banking activities in the future and could disproportionately impact profitability of this segment depending on the amount of loans in our pipeline and their interest rates relative to market interest rates at any point in time.

At the end of 2013, we had repurchase reserves of $1.8 million outstanding, all of which were recorded in 2013 as a reduction to changes in the fair value of residential loans in “Mortgage banking activities, net.” As of December 31, 2013, there have been no loan-level repurchase claims made to Redwood where the entity that originated the loans in question was insolvent. We review our loan repurchase reserves each quarter and will adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances for these loans by product type at December 31, 2013.

Table 13 – Characteristics of Unsecuritized Residential Loans

December 31, 2013 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed - 30 year	$278,776	4.36%
Fixed - 15 & 20 year	28,632	3.66%
Hybrid	91,974	3.42%
ARM	1,490	1.68%

Total Outstanding Principal	$400,872	4.08%

During the second half of 2013, as mortgage rates were rising and overall mortgage loan volumes were falling, we began to see a greater amount of non 30-year fixed-rate loans originated, particularly hybrid loans. Whereas our acquisitions were almost entirely comprised of 30-year fixed-rate loans during the first half of 2013, in the second half of the year an increasing portion were non 30-year fixed-rate loans, as represented in the table above. We expect this trend to continue into 2014. In addition, during the fourth quarter of 2013, we began to acquire and sell conforming mortgage loans, purchasing $17 million from our current active sellers and selling $5 million to Fannie Mae and Freddie Mac. At the end of 2013, our loans held-for-sale included $12 million of conforming loans and we had loan purchase commitment derivatives outstanding valued at $380 thousand that were associated with commitments to purchase an additional $43 million of conforming loans.

Residential Investments

Our residential investments segment is comprised of our residential securities portfolio and MSR portfolio. Sequoia IOs that are included as a component of senior prime trading securities in our consolidated financial statements are included in our Residential Mortgage Banking segment for reporting purposes. As such, they are excluded from any amounts and tables in this section and such amounts and tables will not agree to amounts presented in our consolidated financial statements for securities.

The following table presents the components of segment contribution for the residential investments segment for the years ended December 31, 2013 and 2012.

Table 14 – Residential Investments Segment Contribution

	Year Ended December 31,
(In Thousands)	2013	2012
Interest income	$96,399	$93,266
Interest expense	(10,067)	(11,065)

Net interest income	86,332	82,201
Other market valuation adjustments, net	(5,134)	(5,228)
MSR income, net	20,309	(1,391)
Realized gains, net	24,765	32,451
Direct operating expenses	(4,035)	(5,711)
Provision for income taxes	(3,027)	-

Total Segment Contribution	$119,210	$102,322

The following table provides real estate securities activity in our residential investments segment for the years ended December 31, 2013 and 2012.

Table 15 – Real Estate Securities Activity

	Year Ended December 31,
(In Thousands)	2013	2012
Beginning fair value	$1,098,344	$750,736
Acquisitions
Sequoia securities	301,072	110,390
Third-party securities	488,599	358,720
Sales
Sequoia securities	-	-
Third-party securities	(185,299)	(167,903)
Gains on sales and calls, net	24,765	32,451
Effect of principal payments	(147,602)	(119,245)
Change in fair value, net	(7,523)	133,195

Ending Fair Value	$1,572,356	$1,098,344

The following table provides MSR activity in our residential investments segment for the years ended December 31, 2013 and 2012.

Table 16 – MSR Activity

	Year Ended December 31,
(In Thousands)	2013	2012
Balance at beginning of period	$5,315	$-
Additions	47,514	7,329
Change in fair value, net	11,995	(2,014)

Balance at End of Period	$64,824	$5,315

Residential Securities Portfolio

During 2013, our residential securities portfolio increased $474 million to $1.57 billion, primarily driven by the acquisition of $298 million of subordinate securities from Sequoia securitizations we issued during 2013, as well as $131 million of net increases in senior securities and the acquisition of $69 million of new-issue third-party subordinate securities. In 2013 we sold the remainder of our commercial securities. At December 31, 2013, the residential securities held (as a percentage of current market value) consisted of fixed-rate assets (39%), adjustable-rate assets (19%), hybrid assets that reset within the next year (27%), and hybrid assets that reset between 12 and 36 months (15%). Table 17 below provides detail for the activity in our securities portfolio by collateral type.

Net interest income from our securities portfolio increased $4 million to $86 million in 2013, primarily due to an increase in interest income resulting from higher average earning assets, which increased to $1.05 billion in 2013 from $883 million in 2012. The increase in interest income from higher average balances was partially offset by a decline in interest income from lower asset yields, which in the aggregate declined to 9.15% in 2013 from 10.57% in 2012. This decrease in yield is primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years at deeper discounts pay down and are replaced by new-issue Sequoia and third-party subordinate securities and seasoned third-party senior securities that have lower relative yields. Table 18 presents the composition of the portfolio by vintage and Table 19 provides additional detail on the yields by security type for our AFS securities portfolio.

Additionally, net interest income benefited from a $1 million decrease in interest expense to $10 million in 2013 that was primarily driven by a reduction in the average balance of the ABS debt outstanding on the Residential Resecuritization during 2013. The average balance of short-term debt used in part to fund our residential securities portfolio increased modestly in 2013, accompanying increases in average assets.

During 2013, we realized $25 million of net gains on sales and calls of securities, primarily comprised of $13 million of net gains from strategic sales of certain third-party senior and subordinate securities and $12 million from the sale of the remainder of our commercial securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

During 2013, we recognized $8 million of net changes in fair value related to our residential securities portfolio. Of this amount, $6 million was recognized through the income statement in other market valuation adjustments, including $4 million related to fair value changes for trading securities and $2 million related to other-than-temporary impairments on securities in an unrealized loss position. The remaining $2 million was recognized through accumulated comprehensive income on the balance sheet. Table 17 provides detail on the changes in fair value for securities by collateral type and Table 20 provides detail on cumulative gross gains and losses by collateral type.

The following table provides the activity of our real estate securities by collateral type in our residential investments segment for the years ended December 31, 2013 and 2012.

Table 17 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2013	Residential
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Commercial		CDO	Total
Beginning fair value	$733,923	$163,035	$187,317	$14,069		$-	$1,098,344
Acquisitions
Sequoia securities	3,403	-	297,669	-		-	301,072
Third-party securities	419,522	-	69,077	-		-	488,599
Sales
Sequoia securities	-	-	-	-		-	-
Third-party securities	(163,986)	-	(7,244)	(14,069)		-	(185,299)
Gains on sales and calls, net	8,397	-	4,330	12,038		-	24,765
Effect of principal payments (2)	(128,694)	-	(18,908)	-		-	(147,602)
Change in fair value, net	(7,803)	13,341	(1,023)	(12,038)	(3)	-	(7,523)

Ending Fair Value	$864,762	$176,376	$531,218	$-		$-	$1,572,356

Year Ended December 31, 2012	Residential
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Commercial		CDO	Total
Beginning fair value	$554,572	$119,366	$70,343	$5,445		$1,010	$750,736
Acquisitions
Sequoia securities	-	-	110,390	-		-	110,390
Third-party securities	327,492	26,135	5,093	-		-	358,720
Sales							-
Sequoia securities	-	-	-	-		-	-
Third-party securities	(131,612)	(19,528)	(10,602)	(4,756)		(1,405)	(167,903)
Gains on sales and calls, net	16,917	10,636	1,339	3,272		287	32,451
Effect of principal payments (2)	(106,332)	-	(12,913)	-		-	(119,245)
Change in fair value, net	72,886	26,426	23,667	10,108		108	133,195

Ending Fair Value	$733,923	$163,035	$187,317	$14,069		$-	$1,098,344

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests.
(2)

The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(3)	The change in fair value, net reflects the liquidation of our remaining commercial securities, resulting in an ending fair value of zero for this portfolio.

The following table presents real estate securities at December 31, 2013, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 18 – Securities by Vintage and as a Percentage of Total Securities (1) (2)

December 31, 2013 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012 - 2013	Total	% of Total Securities
Senior
Prime	$170	$277	$213	$3	$663	42%
Non-prime	82	115	5	-	202	13%

Total Senior	252	392	218	3	865	55%
Re-REMIC	-	74	103	-	177	11%
Subordinate
Prime	42	18	2	469	531	34%

Total Subordinate	42	18	2	469	531	34%

Total Securities	$294	$484	$323	$472	$1,573	100%

December 31, 2012 (In Millions)	2004 & Earlier	2005	2006 - 2008	2012	Total	% of Total Securities
Senior
Prime	$22	$190	$255	$-	$467	42%
Non-prime	99	162	6	-	267	24%

Total Senior	121	352	261	-	734	67%
Re-REMIC	-	67	96	-	163	15%
Subordinate
Prime	56	13	2	114	185	17%
Non-prime	2	1	-	-	3	- %

Total Subordinate	58	14	2	114	188	17%
Commercial subordinate	14	-	-	-	14	1%

Total Securities	$193	$433	$359	$114	$1,099	100%

(1)	Certain totals may not foot, due to rounding.

(2)

The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $152 million at December 31, 2013. As a result, to adjust at December 31, 2013, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $263 million to $602 million, total re-REMIC residential securities would be increased by $152 million to $329 million, and total residential securities would be reduced by $111 million to $1.46 billion.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2013 and 2012.

Table 19 – Interest Income — AFS Securities

Year Ended December 31, 2013					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$23,892	$20,887	$44,779	$566,620	4.22%	3.69%	7.90%
Re-REMIC	10,938	4,110	15,048	101,319	10.80%	4.06%	14.85%
Subordinate	20,514	9,943	30,457	367,853	5.58%	2.70%	8.28%

Total Residential	55,344	34,940	90,284	1,035,792	5.34%	3.37%	8.72%

Commercial	647	(22)	625	189	342.49%	(11.65) %	330.84%

Total AFS Securities	$55,991	$34,918	$90,909	$1,035,981	5.40%	3.37%	8.78%

Year Ended December 31, 2012					Yield as a Result of (1)
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$29,837	$23,008	$52,845	$642,049	4.65%	3.58%	8.23%
Re-REMIC	12,508	167	12,675	93,358	13.40%	0.18%	13.58%
Subordinate	10,688	7,601	18,289	120,682	8.86%	6.30%	15.15%

Total Residential	53,033	30,776	83,809	856,089	6.19%	3.59%	9.79%

Commercial	1,622	336	1,958	3,529	45.96%	9.52%	55.48%
CDO	117	(117)	-	-	-	-	-

Total AFS Securities	$54,772	$30,995	$85,767	$859,618	6.37%	3.61%	9.98%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the amortized cost of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful, such as those for commercial securities sold in 2013.

The following tables present the components of carrying value at December 31, 2013 and 2012 for our AFS residential securities.

Table 20 – Carrying Value of AFS Residential Securities

December 31, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$670,051	$218,603	$214,046	$706,292	$1,808,992
Credit reserve	(10,144)	(13,840)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(44,133)	(36,882)	(80,188)	(137,266)	(298,469)

Amortized cost	615,774	167,881	103,429	506,569	1,393,653
Gross unrealized gains	47,980	25,654	72,947	41,205	187,786
Gross unrealized losses	(1,448)	(149)	-	(21,536)	(23,133)

Carrying Value	$662,306	$193,386	$176,376	$526,238	$1,558,306

December 31, 2012	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$485,033	$278,229	$215,863	$298,276	$1,277,401
Credit reserve	(26,100)	(18,104)	(47,235)	(95,593)	(187,032)
Unamortized discount, net	(53,601)	(42,842)	(69,310)	(37,668)	(203,421)

Amortized cost	405,332	217,283	99,318	165,015	886,948
Gross unrealized gains	61,265	28,669	63,717	23,278	176,929
Gross unrealized losses	(74)	(686)	-	(1,605)	(2,365)

Carrying Value	$466,523	$245,266	$163,035	$186,688	$1,061,512

At December 31, 2013, credit reserves for our securities portfolio totaled $117 million, or 6.5% of the principal balance of our residential securities, down from $187 million or 14.6% at December 31, 2012. The decrease in the balance of the credit reserve primarily resulted from a transfer of credit reserves to accretable unamortized discount in 2013, based on sustained improvements in the credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. The decrease as a percentage was also impacted by the acquisition of $301 million of new issue Sequoia securities with minimal credit reserves. The increase in accretable unamortized discount will be recognized into income prospectively over the remaining life of the associated loans. During the year ended December 31, 2013, realized credit losses on our residential securities totaled $22 million. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

Senior Securities

The fair value of our senior AFS securities was equal to 96% of their principal balance at December 31, 2013, while our amortized cost was equal to 88% of the principal balance. The fair value of our senior securities accounted for as trading securities was $120 million. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $24 million of credit reserves we have provided for on the $889 million principal balance of those securities.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 82% of the principal balance of the portfolio at December 31, 2013, while our amortized cost was equal to 48% of the principal balance. Credit losses totaled $2 million in our re-REMIC portfolio during 2013, as compared to $308 thousand of losses during 2012. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $30 million of credit reserves we have provided for on the $214 million principal balance of those securities.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 75% of the principal balance at December 31, 2013, while our amortized cost was equal to 72% of the principal balance. Credit losses totaled $19 million in our residential subordinate portfolio during 2013, as compared to $45 million of losses during 2012. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $62 million of credit reserves we have provided for on the $706 million principal balance of those securities.

MSR Portfolio

The residential investments segment includes the net income earned from, and valuation changes related to, MSRs we have recognized on our consolidated balance sheets. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators and recognized through the transfer of loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the securitization’s master servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time.

The following table provides the activity for MSRs by portfolio for the year ended December 31, 2013.

Table 21 – MSR Activity by Portfolio

Year Ended December 31, 2013 (In Thousands)	Non-conforming	Conforming	Total MSRs
Balance at beginning of period	$5,315	$-	$5,315
MSRs retained from Sequoia securitizations	42,921	-	42,921
MSRS retained from third-party loan sales	1,090	52	1,142
Purchased MSRs	-	3,451	3,451
Market valuation adjustments due to:
Changes in assumptions	15,853	(134)	15,719
Other changes (1)	(3,686)	(38)	(3,724)

Balance at End of Period	$61,493	$3,331	$64,824

Loans associated with MSRs (2)	5,483,500	308,258	5,791,758
MSR values as percent of loans (3)	1.12%	1.08%	1.12%

(1)	Represents changes due to realization of expected cash flows.
(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2013.
(3)	Amounts represent the carrying value of MSRs at December 31, 2013 divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of MSR income for the years ended December 31, 2013 and 2012.

Table 22 – MSR Income, Net

	Year Ended December 31,
(In Thousands)	2013	2012
Servicing income, net:
Income	9,174	799
Late charges	65	8
Cost of sub-servicer	(925)	(184)

Net servicing income	8,314	623
Market valuation adjustments	11,995	(2,014)

Income from MSRs, Net	$20,309	$(1,391)

In 2013, our income from MSR’s included $8 million of net cash income and $12 million from changes in market value. This compared to less than $1 million of net cash income and negative $2 million from changes in market value in 2012. The market value changes in 2013 were primarily due to an increase in mortgage interest rates during 2013, which resulted in a reduction of the expected prepayment speeds for our non-conforming MSRs and a resulting increase in fair value. Given the significant increase in mortgage rates during 2013, expected prepayment speeds on a significant portion of our MSR portfolio have reached a level, such that additional increases in mortgage rates would have a more limited impact on reducing prepayment speeds and potentially increasing fair value. In addition, decreases in mortgage rates could result in fair value decreases, which would negatively impact MSR income.

Provision for Income Taxes

In 2013, the provision for income taxes of $3 million in our residential investments segment primarily resulted from the addition of MSRs during 2013. As the amount of MSRs we retain or purchase in future periods increases, the corresponding provision for income taxes will increase accordingly.

Commercial Mortgage Banking and Investments

The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the years ended December 31, 2013 and 2012.

Table 23 – Commercial Mortgage Banking and Investments Segment Contribution

	Year Ended December 31,
(In Thousands)	2013	2012
Interest income	$43,420	$26,048
Interest expense	(12,677)	(1,123)

Net interest income	30,743	24,925
Provision for loan losses	(3,288)	(3,477)
Mortgage banking activities, net	23,101	1,149
Realized gains, net	210	-
Direct operating expenses	(9,579)	(11,085)
Provision for income taxes	(3,827)	(13)

Total Segment Contribution	$37,360	$11,499

The following table provides the activity of commercial loans during the years ended December 31, 2013 and 2012.

Table 24 – Commercial Loans — Activity

	Year Ended December 31, 2013		Year Ended December 31, 2012
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale	Held-for- Investment
Balance at beginning of period	$8,500	$304,510	$-	$157,726
Originations/acquisitions	658,569	65,771	23,500	156,344
Sales	(586,308)	(230)	(15,000)	-
Principal repayments	(336)	(24,083)	-	(6,765)
Discount amortization	-	665	-	681
Provision for loan losses	-	(3,289)	-	(3,476)
Changes in fair value, net	8,686	-	-	-

Balance at End of Period	$89,111	$343,344	$8,500	$304,510

(1)

We elected the fair value option for all of the senior commercial loans we originated during the second half of 2013 and anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties. All held-for-sale loans outstanding at December 31, 2013 are presented at fair value.

At December 31, 2013, we held commercial loans with a total outstanding carrying value of $432 million, consisting primarily of our held-for-investment portfolio of mostly mezzanine loans as well as senior loans held-for-sale through our mortgage banking operations. Segment contribution from commercial mortgage banking and investments increased $26 million to $37 million in 2013, primarily due to higher income from mortgage banking activities, which resulted from significantly higher senior loan origination volumes in 2013. During 2013, we originated $805 million of senior commercial loans, including those that were table-funded by third parties, as compared to $61 million in 2012. We also originated $66 million of mezzanine loans in 2013, as compared to $156 million in 2012. Net interest income increased largely as a result of yield maintenance received upon prepayments of loans in our commercial investment portfolio as well as additional net interest earned from higher average balances of senior loans held-for-sale during 2013.

Our commercial mortgage banking activities are conducted in a taxable REIT subsidiary, and increased income from these activities resulted in higher provision for income tax in 2013. In 2013, we benefited from previously reserved deferred tax assets associated with loss carryforwards, which were utilized during the year and reduced our tax provision. Going forward, we expect to incur a higher effective tax rate on our commercial mortgage banking activities, closer to the 34% federal rate as we continue to benefit from state loss carryforwards.

Commercial Mortgage Banking

Our commercial mortgage banking activities increased substantially in 2013 with the origination of $805 million of senior commercial loans, including 56 loans directly funded for $659 million and four loans that were table-funded by third parties for $146 million. This compared to the origination of two senior loans for $24 million and one table funded loan for $37 million in 2012. At December 31, 2013, there were seven senior loans held-for-sale with a carrying value of $89 million.

The increased origination volume in 2013 caused our income from mortgage banking activities to increase to $23 million in 2013 from $1 million in the 2012. The following table presents the components of mortgage banking activities, net for the years ended December 31, 2013 and 2012.

Table 25 – Components of Commercial Mortgage Banking Activities, Net (1)

	Year Ended December 31,
(In Thousands)	2013	2012
Changes in fair value of:
Commercial loans, at fair value	$8,694	$-
Risk management derivatives	3,376	(6)
Net gains on commercial loan sales and originations	11,031	1,155

Total Mortgage Banking Activities, Net	$23,101	$1,149

(1)

We elected the fair value option for held-for-sale commercial senior loans originated subsequent to March 31, 2013. Amounts reported as net gains on loan sales for 2013 and 2012 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated prior to the dates we began to elect the fair value option for these loans and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Income from mortgage banking activities includes $7 million of fair value changes on 38 loans sold during 2013 and $2 million from loans still held at the end of 2013, as well as $3 million of fair value changes from risk management derivatives that were paired-out during 2013 and $1 million from derivatives outstanding at the end of 2013. In 2013, we recognized $11 million of gains on the sale and originations of 16 loans. During the year ended December 31, 2012, we recognized $1 million of gains on the sale of two loans.

Commercial Investments

Our commercial investments portfolio is comprised almost entirely of mezzanine loans and at December 31, 2013, included 50 loans held-for-investment with an outstanding principal balance of $353 million, an allowance for loan losses of $7 million, and a carrying value of $343 million. During 2013, we originated 19 mezzanine loans for $66 million, as compared to 21 loans for $156 million in 2012. At December 31, 2013, this portfolio included 23 non-securitized loans with a carrying value of $86 million and 27 loans with a carrying value of $258 million that are included in our Commercial Securitization with $154 million of associated ABS long-term debt. Our securitized mezzanine portfolio decreased to $258 million at December 31, 2013, from $284 million at December 31, 2012, primarily resulting from the prepayment of three loans.

Net interest income related to our commercial investments portfolio increased to $31 million in 2013 from $25 million in 2012, primarily resulting from a higher average balance of loans outstanding in 2013, as well as $3 million in interest income related to prepayment penalties on the three loans that prepaid during the year. During 2013, we financed a portion of our unsecuritized mezzanine loans on a warehouse facility that had an average outstanding balance of $26 million during 2013 and had $49 million outstanding at the end of 2013.

During 2013, we recorded $3 million of provisions for loan losses related to the commercial investments portfolio, primarily resulting from increased balances and aging of the portfolio. Additionally, in the fourth quarter of 2013, we transferred two loans with a combined carrying value of $42 million (net of allowance for loan losses) from pass to watch list status. Both of these loans are current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loans. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the assets being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment. At December 31, 2013, we had no loans designated as impaired and did not have any charge-offs during 2013, which resulted in an allowance for loan losses of $7 million at the end of 2013.

On average, our commercial held-for-investment loans have a maturity of more than five years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.31x based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at December 31, 2013.

Table 26 – Characteristics of Commercial Loans Held-for-Investment

December 31, 2013 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR	Weighted Average LTV
Multi-family	23	$5,307	$122,068	35%	1.27	79%
Hospitality	9	9,243	83,189	23%	1.38	62%
Office	7	10,413	72,890	21%	1.37	72%
Retail	6	8,598	51,587	15%	1.16	76%
Self-storage	3	6,333	19,000	5%	1.39	75%
Industrial	2	2,298	4,597	1%	1.37	70%

Total	50	$7,067	$353,331	100%	1.31	73%

The following table details principal balances for these loans by geographic concentration at December 31, 2013.

Table 27 – Geographic Concentration of Commercial Loans Held-for-Investment

Geographic Concentration (by Principal)	December 31, 2013
California	21%
New York	19%
Florida	10%
Michigan	8%
Texas	7%
Illinois	6%
Other States (none greater than 5%)	29%

Total	100%

Results of Legacy Consolidated Entities

Throughout our history we have sponsored or managed legacy investment entities, primarily Sequoia and Acacia securitization entities. Many of these entities are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. However, each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. Collectively, we refer to these consolidated Sequoia and Acacia entities completed prior to 2012 as Legacy Consolidated Entities.

The estimated carrying value of our investments in the Legacy Consolidated Entities was $75 million, or 6% of our equity capital, at December 31, 2013. The carrying value reflects the estimated book value of our retained investments in these entities based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. In 2013, cash flow generated by our investments in these entities totaled $21 million.

To show the impact of the Legacy Consolidated Entities to our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets distributed between Legacy Consolidated Entities and the remainder of our operations, which we refer to as “at Redwood.” Results at Redwood includes all activities from our three business segments.

Table 28 – Consolidating Income Statement (1)

	At Redwood			Legacy Consolidated Entities			Redwood Consolidated
(In Millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Interest income	$192	$139	$111	$34	$92	$106	$226	$231	$217
Interest expense	(55)	(25)	(13)	(26)	(96)	(86)	(81)	(121)	(99)

Net interest income (loss)	137	114	98	8	(4)	21	145	111	118
Provision for loan losses	(3)	(3)	(1)	(1)	(0)	(16)	(5)	(4)	(16)

Net interest income (loss) after provision	134	111	97	6	(4)	5	140	107	102
Noninterest income (loss)
Mortgage banking activities, net	101	36	-	-	-	-	101	36	-
MSR income (loss), net	20	(1)	-	-	-	-	20	(1)	-
Other market valuation adjustments, net	(5)	(5)	(29)	(1)	6	(11)	(6)	2	(40)
Realized gains, net	25	32	12	0	22	(1)	25	55	11

Total noninterest income (loss)	141	63	(18)	(0)	29	(11)	141	91	(29)
Operating expenses	(85)	(65)	(47)	(0)	(0)	(0)	(85)	(65)	(48)
Other expense	(12)			-			(12)	-	-
Noncontrolling interest	-	-	-	-	-	1	-	-	1

Net income (loss) before provision for taxes	178	108	32	6	25	(5)	184	133	26
Provision for income taxes	(11)	(1)	(0)	-	-	-	(11)	(1)	(0)

Net Income (Loss)	$167	$107	$32	$6	$25	$(5)	$173	$132	$26

(1)	Certain totals may not foot, due to rounding.

Table 29 – Consolidating Balance Sheet (1)

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
(In Millions)	2013	2012	2013	2012	2013	2012
Residential loans	$404	$563	$1,762	$2,273	$2,166	$2,835
Commercial loans	432	313	-	-	432	313
Real estate securities, at fair value:
Trading securities	125	33	-	-	125	33
Available-for-sale securities	1,558	1,076	-	-	1,558	1,076
Mortgage servicing rights, at fair value	65	5	-	-	65	5
Cash and cash equivalents	173	81	-	-	173	81

Total earning assets	2,758	2,071	1,762	2,273	4,520	4,344
Other assets	81	89	8	12	89	100

Total Assets	$2,838	$2,159	$1,770	$2,285	$4,609	$4,444

Short-term debt
Mortgage loan warehouse debt	$185	$180	$-	$-	$185	$180
Security repurchase facilities	678	372	-	-	678	372
Other liabilities	79	80	1	2	81	83
Asset-backed securities issued	249	336	1,694	2,193	1,943	2,530
Long-term debt	476	140	-	-	476	140

Total liabilities	1,667	1,108	1,696	2,196	3,363	3,304

Stockholders’ equity	1,171	1,051	75	89	1,246	1,140

Total Liabilities and Equity	$2,838	$2,159	$1,770	$2,285	$4,609	$4,444

(1)	Certain totals may not foot, due to rounding.

Net Interest Income at Legacy Consolidated Entities

In 2013, net interest income at Legacy Consolidated Entities increased $11 million to $8 million, primarily resulting from activities related to certain entities that were deconsolidated in 2012. In the fourth quarter of 2012, we sold our economic interests in and subsequently deconsolidated all of our Acacia entities and 15 legacy Sequoia entities. As part of the deconsolidation of our Acacia entities we accelerated certain hedging expenses and recorded a one-time charge of $11 million to net interest income. In addition, in 2012 net interest income at the Acacia entities cumulatively declined by $15 million due to a decline in interest income on the collateral supporting the Acacia entities’ liabilities. These same events accounted for the decrease in net interest income from 2011 to 2012.

Net interest income at Legacy Consolidated Entities will vary from period to period and depend primarily on changes in the levels of delinquencies and loss severities for loans held-for-investment, and changes in the rates of principal repayments or the investments held at these entities.

The following table shows the impact of other MVA and impairments at our Legacy Consolidated Entities for the years ended December 31, 2013, 2012, and 2011.

Table 30 – Other MVA at Legacy Consolidated Entities

	Years Ended December 31,
(In Thousands)	2013	2012	2011
Commercial loans, at fair value	$-	$241	$616
Trading securities	-	99,351	(10,061)
Impairment on AFS securities	-	-	(1,647)
Risk management derivatives	-	(11,347)	(25,448)
ABS issued - Acacia	-	(81,757)	27,313
REO	(613)	(344)	(1,319)

Total Other MVA, Net	$(613)	$6,144	$(10,546)

Loan Loss Provision at Legacy Consolidated Sequoia Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The provision for loan losses at legacy consolidated Sequoia entities (Sequoia securitizations issued prior to 2012 that we consolidate for financial reporting purposes) was $1 million in 2013, as compared to less than $1 million in 2012 and $16 million in 2011. The increase in the provision from 2012 to 2013 was primarily attributable to an increase in serious delinquencies (loans 90+ days delinquent) to $79 million at the end of 2013 from $63 million at the end of 2012. The majority of this increase was associated with previously delinquent loans being foreclosed upon, which we believe can be attributed to efforts by Servicers to resolve delinquent loans held at legacy Sequoia entities. Additionally, this amount has increased as a greater amount of loans have entered foreclosure than have been resolved, with the average age of loans in foreclosure at 26 months at the end of 2013. The increase was partially offset by a decrease in observed loss severities primarily driven by an improving economy and continued housing price increases in 2013. The 2013 provision for loan losses was less than the net charge-offs of $5 million (or 0.26% of outstanding loan balances) for the year ended December 31, 2013, and the 2012 provision for loan losses was greater than the net charge-offs of $12 million (or 0.52% of outstanding loan balances) for the year ended December 31, 2012. This resulted in a decrease of $3 million and $12 million in our allowance for loan losses for the years ended 2013 and 2012, respectively. Charge-offs were generated by $14 million and $33 million of defaulted loan principal during 2013 and 2012, respectively, for average implied loss severities of 32% and 36%, respectively.

The decrease in the provision from 2011 to 2012 was primarily attributable to the improved performance of our troubled debt restructuring loan population over the course of 2012, as well as a significant decline in delinquent balances in the overall legacy consolidated Sequoia loan population. During 2012, we also derecognized $27 million of the allowance for loan losses related to 15 Sequoia entities that were deconsolidated for financial reporting purposes in the fourth quarter of 2012. The 2012 provision for loan losses was less than the net charge-offs of $12 million (or 0.52% of outstanding loan balances) for the year ended December 31, 2012, and the 2011 provision for loan losses was greater than the net charge-offs of $11 million (or 0.35% of outstanding loan balances) for the year ended December 31, 2011. This resulted in a decrease of $12 million and $4 million in our allowance for loan losses for the years ended 2012 and 2011, respectively. Charge-offs were generated by $33 million and $34 million of defaulted loan principal during 2012 and 2011, respectively, for average implied loss severities of 36% and 33%, respectively.

During 2013, the allowance for loan losses decreased to $25 million (or 1.44% of outstanding residential loans held-for-investment balances), from $28 million (or 1.25% of outstanding residential loans held-for-investment balances) at December 31, 2012. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) increased to $79 million (or 4.45% of outstanding loan balances) at December 31, 2013, from $63 million (or 2.75% of outstanding loan balances) at December 31, 2012. Loans originated in Florida, New Jersey, and Nevada accounted for 18% of total loans and 36% of the serious delinquent loan balance held by Sequoia entities at December 31, 2013.

At December 31, 2013, we estimate that there was one legacy consolidated Sequoia entity for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at this consolidated entity were less than negative $1 million at December 31, 2013, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity is retired or deconsolidated for financial reporting purposes.

Other MVA at Legacy Consolidated Entities

We applied the fair value option provided under GAAP to account for the assets (e.g., loans and securities) and liabilities (e.g., ABS issued) at the Acacia entities that were consolidated prior to December 31, 2012. Accordingly, changes in the fair value of these assets and liabilities were recorded in the consolidated statements of income as a component of other MVA in 2012 and 2011. Derivative assets and liabilities at Acacia securitization entities are accounted for as trading instruments with all changes in the fair value of these assets and liabilities recorded as other market valuation adjustments through our consolidated statements of income. Due to the deconsolidation of the Acacia entities during the fourth quarter of 2012, we reclassified $11 million of unrealized losses on derivatives to interest expense as discussed above. As of December 31, 2012, we have no unrealized losses related to Acacia entities. As we deconsolidated all Acacia entities in the fourth quarter of 2012, there will not be market valuation adjustments related to these items going forward.

Real Estate Loans at Legacy Consolidated Sequoia Entities

The following table provides details of residential loan activity at Legacy consolidated Sequoia securitization entities for the years ended December 31, 2013 and 2012.

Table 31 – Residential Loans at Legacy Consolidated Sequoia Entities — Activity

	Year Ended December 31,
(In Thousands)	2013	2012
Balance at beginning of period	$2,272,812	$3,799,649
Principal repayments	(500,151)	(558,170)
Charge-offs, net	4,526	11,903
Premium amortization	(6,456)	(6,301)
Transfers to REO	(7,116)	(18,875)
Provision for loan losses	(1,448)	(171)
Deconsolidation adjustment	-	(955,223)

Balance at End of Period	$1,762,167	$2,272,812

Loan Characteristics

The following table highlights unpaid principal balances for loans at legacy consolidated Sequoia entities by product type at December 31, 2013. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 92% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $63 million of hybrid loans held at legacy consolidated Sequoia securitization entities at December 31, 2013, $33 million (or 52%) had reset as of December 31, 2013, and now act as ARM loans.

Table 32 – Loan Characteristics at Legacy Consolidated Sequoia Entities

December 31, 2013 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,541,166	87.03%
Fixed	150,279	8.49%
Hybrid (years to reset)
Reset	32,688	1.85%
0-4	13,522	0.76%
5-8	16,337	0.92%
Second Lien
ARM	16,811	0.95%

Total Outstanding Principal	$1,770,803	100.00%

For outstanding loans at legacy Sequoia entities consolidated by us at December 31, 2013, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio of Sequoia loans was 66%.

The following chart presents the weighted average prepayment speeds of loans held at legacy consolidated Sequoia securitization entities still held at December 31, 2013 over the past two years.

The majority of hybrid loans and all of the fixed-rate loans at the legacy consolidated Sequoia entities were securitized since 2010. Prepayment speeds on our fixed-rate loans continued to decline during the fourth quarter of 2013 reflecting mortgage rates that began to rise in the second quarter of 2013. At December 31, 2013, fixed-rate loans had a weighted average coupon of 4.64%. At December 31, 2013, LIBOR ARM loans had a weighted average coupon of 1.62% and hybrid loans had a weighted average coupon of 3.56% at legacy consolidated Sequoia entities.

Real Estate Securities at Legacy Consolidated Entities

In the fourth quarter of 2012, we derecognized the associated assets and liabilities of the Acacia entities as a result of a GAAP consolidation analysis performed upon the sale of our investments in these entities during the fourth quarter of 2012. During the second quarter of 2011, all remaining securities at a consolidated fund were sold. We recognized $2 million of OTTI on these securities in the year ended December 31, 2011.

Derivative Financial Instruments at Acacia Securitization Entities

Concurrent with the above-described derecognition of the Acacia assets and liabilities, we accelerated our amortization of net unrealized losses on interest rate agreements and reclassified $11 million to interest expense in the fourth quarter of 2012. For the years ended December 31, 2012 and 2011, we reclassified $15 million and $4 million, respectively, of unrealized losses on these derivatives to interest expense.

Taxable Income

The following table summarizes our taxable income (loss) and distributions to shareholders for the years ended December 31, 2013, 2012, and 2011. For each of these years, we had no undistributed REIT taxable income.

Table 33 – Taxable Income

	Year Ended December 31,
(In Thousands)	2013 est. (1)	2012	2011
REIT taxable income	$76,169	$60,542	$19,543
Taxable REIT subsidiary income (loss)	17,149	(7,627)	(9,721)

Total Taxable Income	$93,318	$52,915	$9,822

Distributions to shareholders	$92,005	$80,134	$78,382

(1)	Our tax results for the year ended December 31, 2013 are estimates until we file tax returns for this year.

Our estimated total taxable income for the year ended December 31, 2013, was $93 million ($1.14 per share) and included $13 million in realized credit losses on investments. This compared to taxable income for the year ended December 31, 2012, of $53 million ($0.66 per share) and included $26 million in realized credit losses on investments. Taxable income for the year ended December 31, 2011, was $10 million ($0.12 per share) that included $58 million in credit losses.

For the year ended December 31, 2013, we recorded a tax provision of $11 million for GAAP primarily related to mortgage banking activities at our TRS. $7 million of the tax provision represents a future tax obligation while only $4 million represents a current corporate level tax liability that will be paid for 2013. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. In addition, the 2013 tax provision was reduced from the statutory tax rate largely due to the release of valuation allowance recorded in prior years against our deferred tax assets. It is anticipated that the tax provision recorded for mortgage banking income in future periods will be closer to the federal statutory tax rate. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2013 dividends. Consistent with prior periods, we did not book a material tax provision associated with taxable income generated at our REIT.

Taxable Income Distribution Requirement

As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (“NOLs”), to our shareholders. For 2013, our estimated REIT taxable income of $76 million exceeded our available NOLs by $6 million, and therefore our minimum dividend distribution requirement was $5 million. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2013.

Table 34 – Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
(In Thousands)	1 to 3 Years	3 to 5 Years	5 to 15 years Years	After 15 Years	Total
REIT Loss Carryforwards
Net operating loss	$-	$-	$-	$(69,819)	$(69,819)
Capital loss	(92,886)	(202,262)	-	-	(295,148)

Total REIT Loss Carryforwards	$(92,886)	$(202,262)	$-	$(69,819)	$(364,967)

TRS Loss Carryforwards
Net operating loss	$-	$-	$-	$(30,160)	$(30,160)
Capital loss	(20,308)	-	-	-	(20,308)

Total TRS Loss Carryforwards	$(20,308)	$-	$-	$(30,160)	$(50,468)

As of December 31, 2013, we maintained $70 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2013, we distributed $92 million to shareholders and exceeded our estimated taxable income of $76 million. We do not expect to report any REIT taxable income on our 2013 federal income tax return after the application of a dividends paid deduction. As a result, we do not expect any of our federal NOLs at the REIT level to be utilized in 2013. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2032.

Federal capital loss carryforwards of $295 million and $20 million at the REIT and TRS, respectively, will expire between 2015 and 2017. In order to utilize these carryforwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carryforwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carryforwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders

For the year ended December 31, 2013, we declared and distributed four regular quarterly dividends totaling $1.12 per share. Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders in excess of the minimum requirement is determined by i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and, ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards.

Our 2013 dividend distributions are expected to be characterized for income tax purposes as 89% ordinary income and 11% return of capital. Thus, we expect approximately $82 million of our 2013 dividend distributions to be characterized as ordinary income to shareholders, as this amount represents the taxable income and net capital gains we generated in 2013 prior to the application of a dividends paid deduction, NOLs, and capital loss carryforwards in accordance with federal income tax rules. Of the $82 million, $6 million is expected to be attributable to net capital gains. The remaining $10 million of dividend distributions are expected to be characterized as a return of capital to shareholders and are generally not taxable. A distribution of capital reduces the tax basis for common shares held by a shareholder at each quarterly distribution date (provided the distribution does not exceed a shareholder’s tax basis in our common shares). While the REIT earned net capital gains in 2013, none of the 2013 dividend distributions are expected to be characterized as long-term capital gains. Under the federal income tax rules applicable to REITs, capital loss carryforwards offset the 2013 capital gains when determining the characterization of ordinary versus long-term capital gain dividend distributions.

In November 2013, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2014.

Differences between Estimated Total Taxable Income and GAAP Income

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

The tax basis in assets and liabilities at the REIT was $2.5 billion and $1.5 billion, respectively, at December 31, 2013. The GAAP basis in assets and liabilities at the REIT was $4.2 billion and $3.0 billion, respectively, at December 31, 2013. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2013, 2012, and 2011.

Table 35 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2013
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$208,627	$226,156	$(17,529)
Interest expense	(55,470)	(80,971)	25,501

Net interest income	153,157	145,185	7,972
Provision for loan losses	-	(4,737)	4,737
Realized credit losses	(13,068)	-	(13,068)
Other market valuation adjustments, net	-	(5,709)	5,709
Mortgage banking activities, net	17,708	100,676	(82,968)
MSR income, net	8,218	20,309	(12,091)
Operating expenses	(72,406)	(84,789)	12,383
Other expense	-	(12,000)	12,000
Realized gains, net	-	25,259	(25,259)
Provision for income taxes	(291)	(10,948)	10,657

Net Income	$93,318	$173,246	$(79,928)

Income per share	$1.14	$1.94	$(0.80)

	Year Ended December 31, 2012
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$160,737	$231,384	$(70,647)
Interest expense	(26,187)	(120,705)	94,518

Net interest income	134,550	110,679	23,871
Provision for loan losses	-	(3,648)	3,648
Realized credit losses	(25,609)	-	(25,609)
Other market valuation adjustments, net	-	1,539	(1,539)
Mortgage banking activities, net	(401)	36,319	(36,720)
MSR income, net	623	(1,391)	2,014
Operating expenses	(56,156)	(65,359)	9,203
Realized gains, net	-	54,921	(54,921)
Provision for income taxes	(93)	(1,291)	1,198

Net Income	$52,914	$131,769	$(78,855)

Income per share	$0.66	$1.59	$(0.93)

	Year Ended December 31, 2011
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$128,334	$217,179	$(88,845)
Interest expense	(15,804)	(98,978)	83,174

Net interest income	112,530	118,201	(5,671)
Provision for loan losses	-	(16,151)	16,151
Realized credit losses	(57,526)	-	(57,526)
Other market valuation adjustments, net	-	(40,017)	40,017
Mortgage banking activities, net	-	-	-
Operating expenses	(45,166)	(47,741)	2,575
Realized gains, net	-	10,946	(10,946)
Provision for income taxes	(16)	(42)	26
Less: Net loss attributable to noncontrolling interest	-	(1,147)	1,147

Net Income	$9,822	$26,343	$(16,521)

Income per share	$0.12	$0.31	$(0.19)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2013, the cumulative difference between the GAAP and tax amortized cost basis of our residential subordinate securities (excluding our investments in our securitization entities) was $32 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During years ended December 31, 2013, 2012, and 2011, we realized $13 million, $26 million, and $58 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2013 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $59 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2013, for GAAP we had a designated credit reserve of $117 million on our securities, and an allowance for loan losses of $33 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since amortization and impairments on assets differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2013, the REIT had an estimated $295 million in capital loss carryforwards ($3.58 per share) that can be used to offset future capital gains over the next one to four years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At December 31, 2013, we had an estimated $20 million in capital loss carryforwards at the TRS level. We anticipate selling most of our portfolio of appreciated IO securities within the capital loss carryforward period. Consequently, although not certain, it is likely that the TRS will benefit from the use of the capital loss carryforwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they were issued. Our tax basis in these securities was $83 million at December 31, 2013, which includes a tax basis of $73 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at consolidated Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Most of the Sequoia securitizations consolidated by us are callable or will become callable over the next two years. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. For the year ended December 31, 2013, we purchased $3 million of MSRs on conforming loans that were recognized for tax purposes. No other tax basis in our MSR assets has been recognized to date.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities and securities repurchase agreements, payments of principal and interest we receive on our securities portfolio and commercial investments portfolio, cash generated from our operating results, and proceeds from capital market transactions. Our most significant uses of cash are to purchase mortgage loans for our residential and commercial conduits, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.

We currently expect that our available capital and liquidity is sufficient to fund our business and investment objectives for most or all of 2014, in part because we believe we can source capital internally by selling or financing existing investments if needed to fund higher yielding investment opportunities. To the extent our expectation changes and we need external capital to fund our investment and business activities, we would consider the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC, or the issuance of similar or other types of securities in public or private offerings, including, the possibility of raising dedicated capital for our commercial platform. There can be no assurance, however, that we will be able to raise additional capital at any particular time or on any particular terms.

At December 31, 2013, our total capital was $1.67 billion, including $1.25 billion in stockholders’ equity and $427 million of long-term debt. At December 31, 2013, we held $173 million of cash and cash equivalents and we estimated our investment capacity (defined as the amount of capital we have readily available for long-term investments) at approximately $130 million.

In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At December 31, 2013, we had five residential loan warehouse facilities with a total outstanding debt balance of $185 million (secured by residential loans with an aggregate fair value of $205 million) and a total borrowing limit of $1.40 billion. We also had, at December 31, 2013, a $100 million short-term commercial loan warehouse facility with no outstanding balance and a long-term commercial loan warehouse facility with an outstanding balance of $49 million and a total borrowing limit of $150 million. In addition, at December 31, 2013, we had an aggregate outstanding short-term debt balance of $678 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $839 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at December 31, 2013.

We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities” and in Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K.

Cash Flows and Liquidity for the Year Ended December 31, 2013

Cash flow from residential and commercial mortgage banking activities and other investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period is not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities

Cash flows from operating activities were negative $222 million in 2013. This amount was negative due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Additionally, net cash utilized from the purchase and sale of loans during 2013 partially results from a timing difference as we had $493 million of residential and commercial loans held-for-sale at the end of 2013. Excluding cash flows from the purchase and sale of loans, cash flows from operating activities were $138 million in 2013.

In the fourth quarter of 2013, we recorded a non-cash charge to other expense to establish a legal reserve related to previously disclosed litigation regarding certain legacy Sequoia securitizations. The ultimate resolution of these matters could result in cash payments that equal or exceed this amount. The timing of any resolution cannot be determined with certainty.

Cash Flows from Investing Activities

Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment securities would also generally be used to repay balances under these financing sources.

Cash Flows from Financing Activities

During 2013, we issued $287.5 million of convertible senior notes, as described below under the heading “Long-term Debt.”

During 2013, we paid $94 million of cash dividends on our common stock, representing a dividend of $0.28 per share, per quarter. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.

In November 2013, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2014.

Short-Term Debt

At December 31, 2013, we had $863 million of short-term debt outstanding. For the year ended December 31, 2013, the highest balance of our short-term debt outstanding was $1.45 billion.

Long-Term Debt

Commercial Borrowings

At December 31, 2013, we had one commercial loan warehouse facility with an outstanding balance of $49 million and a total borrowing limit of $150 million.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.53% for the year ended December 31, 2013. At December 31, 2013, the accrued interest payable balance on this debt was $3 million.

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

Asset-Backed Securities

In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At December 31, 2013, there were $263 million of securities owned at the Residential Resecuritization, which were funded with $95 million of ABS issued.

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At December 31, 2013, there were $258 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $154 million of ABS issued.

At December 31, 2013, there were $1.77 billion of loans owned at Sequoia securitization entities, which were funded with $1.69 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount.

During the fourth quarter of 2012, we sold our remaining interests in the Acacia entities and derecognized the associated assets and liabilities.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest on outstanding asset-backed securities issued and debt, as well as, amortization of debt discount and expense. “Earnings” consist of consolidated income before income taxes and fixed charges.

The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

Table 36 Ratio of Earnings to Fixed Charges

	Year Ended December 31,
	2013	2012	2011	2010	2009
Ratio of earnings to fixed charges	3.90 x	2.20 x	1.26 x	2.32 x	1.26 x

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.4 billion at December 31, 2013; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

Commercial Mortgage Loan Warehouse Facility. Another source of short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that is in place with a financial institution counterparty. Under this warehouse facility, we have an aggregate borrowing limit of $100 million; however, this facility is uncommitted, which means that any request we make to borrow funds under this facility may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Short-term financing for commercial mortgage loans is obtained under this facility by our transfer of commercial mortgage loans to a special purpose entity which transfers them to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial mortgage loans), and our covenant to reacquire those commercial mortgage loans from the counterparty for the same amount plus a financing charge. Other periodic payments are also due under the facility.

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

Because this warehouse facility is uncommitted, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to commercial mortgage loans that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K, under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those commercial mortgage loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

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

In order to obtain financing for a commercial debt investment under this facility, the commercial debt investment must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial debt investment is not in a delinquent status. This facility has an original three-year term. We generally intend to repay the financing of a commercial debt investment under this facility at or prior to the expiration of the financing term with the proceeds of a securitization or other sale of that commercial debt investment, or with other equity or long-term debt capital. While a commercial debt investment is financed under this facility, to the extent the value of the commercial debt investment declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial debt investment or meet a margin requirement to pledge additional collateral, such as cash or additional commercial debt investments, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

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

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2013, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2013, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that we have in place with a financial institution counterparty. Financial covenants included in this facility are as follows and at December 31, 2013, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at December 31, 2013, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

o	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

o	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

o	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at December 31, 2013, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2013 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2013 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the year ended December 31, 2013, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

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

•

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the year ended December 31, 2013, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we have in place with a financial institution counterparty. This facility includes the margin call provisions described below and during the year ended December 31, 2013, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the year ended December 31, 2013, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and during the year ended December 31, 2013, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and commitments at December 31, 2013, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 35 – Contractual Obligations and Commitments

December 31, 2013	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$863	$-	$-	$-	$863
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	20	-	60
Commercial borrowings	-	49	-	-	49
Anticipated interest payments on commercial borrowings	3	2	-	-	5
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	171	218
Accrued interest payable	4	-	-	-	4
Operating leases	2	6	2	1	11

Total Redwood Obligations and Commitments	$894	$103	$329	$312	$1,638

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$-	$25	$-	$1,918	$1,943
Anticipated interest payments on ABS (3)	31	131	193	384	739
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	33	156	193	2,302	2,684

Total Consolidated Obligations and Commitments	$927	$259	$522	$2,614	$4,322

1)	Includes anticipated interest payments related to hedges
2)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

3)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates, some of which are described below.

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, consolidated Sequoia Entities, and the Commercial Securitization, was $14 million at December 31, 2013. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $6 million for both the years ended December 31, 2013 and 2012.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Nearly all of our residential loans held-for-sale on our consolidated balance sheet at December 31, 2013, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we typically elect the fair value option for these loans. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Changes in Mortgage Banking Income

A significant amount of our income in 2013 was derived from residential and commercial mortgage banking activities. The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire or originate and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire or originate residential and commercial loans and the volume of loans we acquire or originate is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we originate or identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Examples of additional factors that could impact our profitability include those discussed in Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K and below, under the headings “Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can have a significant effect on periodic income.

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

Changes in Fair Values of Securities

All securities owned at Redwood and legacy consolidated entities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of income. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of accumulated other comprehensive income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize declines in the values of AFS securities as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments on AFS securities can lead to significant GAAP earnings volatility each quarter. In addition, sales of securities in large unrealized gain or loss positions that are not impaired can lead to significant GAAP earnings volatility each year.

Changes in Fair Values of Mortgage Servicing Rights

Mortgage servicing rights are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in the consolidated statements of income as a component of MSR income (loss), net. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant GAAP earnings volatility each quarter. Periodic fluctuations in the values of our mortgage servicing rights can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, or changes in the discount rate assumptions used to value mortgage servicing rights.

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

NEW ACCOUNTING STANDARDS

A discussion of new accounting standards and the possible effects of these standards on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

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

With respect to most of the loans securitized by securitization entities sponsored by us that we consolidate and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults that can lead to additional credit losses.

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

Commercial Loans

The commercial loans we invest in are typically fixed-rate loans, the majority of which are interest-only loans that are generally subordinate to senior lien holders and are backed by a transaction sponsor or borrowing entity and not real property. In general, the loans we invest in require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender. The ability of the borrower to pay us back at maturity is a function of the cash flows generated on the commercial property, as well as the general level of interest rates. If interest rates rise to an extent that the cash flows on the property are insufficient to cover a new loan that is sufficient to pay off our loan, we would be subject to credit losses at maturity.

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

We purchase loans and mortgage-backed securities from third parties, securitize these assets and then sell certain tranches of these securities to third parties. We are exposed to interest rate risk during the “accumulation” period—the period when we enter into agreements to purchase the assets with the intention of securitizing or selling them at a future date. To mitigate this interest rate risk, we use derivative financial instruments for risk management purposes. We may also use derivative financial instruments in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

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

Most residential loans we invest in are accumulated and sold or securitized through Sequoia securitization transactions and thus, changes in the fair value of the loans, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We may also own other real estate loans accounted for as held-for-sale and adverse changes in their value may be recognized through our income statement and may have an impact on our ability to obtain financing for them.

Many of the securities we acquire are funded with a combination of our capital, and secured financing or short-term debt facilities. To the extent we use capital or secured financing, we can reduce our liquidity risks; however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.

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

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2013. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2013, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2013
(Dollars in Thousands)		2014	2015	2016	2017	2018	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Securitized Residential Loans
Adjustable Rate	Principal	$235,061	$193,179	$168,814	$147,990	$127,581	$688,741	$1,561,366	$1,400,762
	Interest Rate	1.79%	1.81%	2.68%	3.84%	4.72%	5.84%

Fixed Rate	Principal	$19,279	$17,207	$15,350	$13,682	$12,175	$88,919	$166,613	$165,628
	Interest Rate	4.67%	4.67%	4.66%	4.66%	4.66%	4.77%

Hybrid	Principal	5,760	5,062	4,408	3,837	3,353	23,807	46,229	43,634
	Interest Rate	3.06%	2.99%	3.81%	4.88%	5.90%	5.84%

Unsecuritized Residential Loans
Adjustable Rate	Principal	1,490	-	-	-	-	-	1,490	1,077
	Interest Rate	1.68%	N/A	N/A	N/A	N/A	N/A

Fixed Rate	Principal	307,407	-	-	-	-	-	307,407	309,186
	Interest Rate	4.29%	N/A	N/A	N/A	N/A	N/A

Hybrid	Principal	91,976	-	-	-	-	-	91,976	94,004
	Interest Rate	3.42%	N/A	N/A	N/A	N/A	N/A

Residential Senior Securities
Adjustable Rate	Principal	6,683	5,513	4,606	3,764	3,074	13,381	37,020	36,283
	Interest Rate	2.25%	2.39%	3.08%	4.10%	5.02%	5.68%

Fixed Rate	Principal	13,170	12,004	15,551	15,674	14,692	115,185	186,276	277,365
	Interest Rate	3.47%	3.62%	2.72%	4.53%	4.89%	5.31%

Hybrid	Principal	108,259	94,098	75,261	62,781	52,894	272,064	665,358	661,619
	Interest Rate	2.87%	2.97%	3.75%	4.63%	5.57%	6.35%

Residential Re-REMIC Securities
Fixed Rate	Principal	-	385	538	489	792	73,061	75,264	56,208
	Interest Rate	5.83%	5.86%	7.85%	5.85%	5.84%	5.73%

Hybrid	Principal	-	-	3,781	11,891	10,011	113,099	138,782	120,168
	Interest Rate	4.43%	4.06%	4.24%	4.67%	5.62%	6.82%

Residential Subordinate Securities
Adjustable Rate	Principal	1,501	1,481	1,382	1,635	2,580	21,220	29,798	23,004
	Interest Rate	3.38%	3.43%	4.73%	3.92%	4.13%	4.34%

Fixed Rate	Principal	18,515	17,777	17,207	21,325	31,937	524,850	631,611	483,384
	Interest Rate	3.81%	3.82%	5.03%	3.89%	3.93%	4.00%

Hybrid	Principal	5,510	6,266	6,031	5,131	4,159	33,144	60,241	24,830
	Interest Rate	2.64%	2.51%	7.44%	3.70%	4.52%	4.50%

Quantitative Information on Market Risk

		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2013
(Dollars in Thousands)		2014	2015	2016	2017	2018	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets continued
Commercial Loans Held-for-Investment
Fixed Rate	Principal	$22,004	$33,129	$68,671	$25,485	$47,364	$107,333	$303,986	$298,961
	Interest Rate	10.46%	10.54%	10.53%	10.59%	10.62%	10.35%

Adjustable Rate	Principal	33,848	10,000	5,497	-	-	-	49,345	49,345
	Interest Rate	11.74%	12.09%	13.09%	N/A	N/A	N/A

Commercial Loans Held-for-Sale
Fixed Rate	Principal	87,650	-	-	-	-	-	87,650	89,111
	Interest Rate	5.03%	N/A	N/A	N/A	N/A	N/A

Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	84,187	73,358	74,535	76,681	75,828	1,153,485	1,538,073	1,324,736
	Interest Rate	0.78%	1.01%	1.80%	2.73%	3.44%	4.41%

Fixed Rate	Principal	1,627	1,707	1,791	1,879	1,971	77,283	86,257	87,311
	Interest Rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%

Hybrid	Principal	1,879	1,898	1,871	1,838	1,810	74,696	83,994	81,735
	Interest Rate	3.53%	3.55%	3.97%	4.50%	5.01%	4.98%

Residential Resecuritization
Adjustable Rate	Principal	7,519	9,134	9,610	9,471	9,522	49,678	94,934	96,358
	Interest Rate	2.24%	2.62%	3.63%	4.78%	5.69%	6.62%

Commercial Securitization
Fixed Rate	Principal	19,687	43,016	73,393	8,631	-	8,965	153,693	156,766
	Interest Rate	5.69%	5.84%	6.31%	2.49%	0.00%	0.00%

Short-term Debt	Principal	862,763	-	-	-	-	-	862,763	862,763
	Interest Rate	1.42%	N/A	N/A	N/A	N/A	N/A

Long-term Debt
Commercial Borrowings	Principal	-	49,473	-	-	-	-	49,473	49,473
	Interest Rate	5.21%	5.51%	N/A	N/A	N/A	N/A

Convertible Notes	Principal	-	-	-	-	287,500	-	287,500	299,719
	Interest Rate	4.63%	4.63%	4.63%	4.63%	4.63%	N/A

Other long-term debt	Principal	-	-	-	-	-	139,500	139,500	111,600
	Interest Rate	2.50%	2.74%	3.69%	4.85%	5.74%	6.93%

Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	-	-	-	-	80,000	378,000	458,000	(10,627)
	Receive Strike Rate	0.30%	0.79%	1.96%	3.00%	3.79%	4.68%
	Pay Strike Rate	2.77%	3.41%	3.77%	3.78%	3.73%	4.32%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-74 of this Annual Report on Form 10-K and incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2013 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2013, was effective.

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

The company’s internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.

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

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)
4.5	Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006

Exhibit Number	Exhibit
4.6	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)
4.7	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)
4.8	Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)
4.9	Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)
4.10	Indenture, dated as of November 28, 2012, among RCMC 2012-CREL1, LLC, as Issuer, KeyCorp Real Estate Capital Markets, Inc., as Advancing Agent, and Wells Fargo Bank, National Association, as Trustee, Paying Agent, Transfer Agent, Custodian, Backup Advancing Agent and Notes Registrar (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 4, 2012)
4.11	Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)
4.12	First Supplemental Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)
9.1	Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)
9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)
10.1*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)
10.2*	2002 Incentive Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)
10.3*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)
10.4*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)
10.5*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)
10.6*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)
10.7*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)
10.8*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)
10.9*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2011)
10.10*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2011)
10.11*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)
10.12*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2012)
10.13*	2002 Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)
10.14*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

Exhibit Number	Exhibit
10.15*	First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (filed herewith)
10.16*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on September 5, 2012)
10.17*	Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on April 2, 2013)
10.18*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)
10.19	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)
10.20	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)
10.21	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)
10.22	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)
10.23	Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)
10.24	First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)
10.25*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2013)
10.26*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)
10.27*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)
10.28*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)
10.29*	First Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)
10.30*	First Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)
10.31*	Second Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.23, filed on February 24, 2011)
10.32*	Second Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)
10.33*	First Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.25, filed on February 24, 2011)
10.34*	Third Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on May 21, 2012)
10.35*	Third Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)

Exhibit Number	Exhibit
10.36*	Second Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on May 21, 2012)
10.37*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.35, filed on February 26, 2013)
10.38*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.36, filed on February 26, 2013)
10.39*	Third Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.37, filed on February 26, 2013)
10.40*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)
10.41*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)
10.42*	Transition and Separation Agreement, dated as of June 6, 2013, between Scott M. Chisholm and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 11, 2013)
12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2013 and 2012;

(ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2013, 2012, and 2011;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012, and 2011;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and

(vi) Notes to Consolidated Financial Statements.

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 25, 2014	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN S. HUGHES	Director and Chief Executive Officer	February 25, 2014
Martin S. Hughes	(Principal Executive Officer)

/S/ CHRISTOPHER J. ABATE	Chief Financial Officer	February 25, 2014
Christopher J. Abate	(Principal Financial Officer)

/S/ COLLIN L. COCHRANE	Managing Director and Controller	February 25, 2014
Collin L. Cochrane	(Principal Accounting Officer)

/S/ RICHARD D. BAUM	Director, Chairman of the Board	February 25, 2014
Richard D. Baum

/S/ DOUGLAS B. HANSEN	Director, Vice-Chairman of the Board	February 25, 2014
Douglas B. Hansen

/S/ MARIANN BYERWALTER	Director	February 25, 2014
Mariann Byerwalter

/S/ GREG H. KUBICEK	Director	February 25, 2014
Greg H. Kubicek

/S/ JEFFREY T. PERO	Director	February 25, 2014
Jeffrey T. Pero

/S/ GEORGANNE C. PROCTOR	Director	February 25, 2014
Georganne C. Proctor

/S/ CHARLES J. TOENISKOETTER	Director	February 25, 2014
Charles J. Toeniskoetter

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K Filed With

Securities and Exchange Commission

December 31, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Redwood Trust, Inc.

We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 25, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, CA

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, CA

February 25, 2014

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2013	December 31, 2012

ASSETS

Residential loans, held-for-sale (includes $403,747 and $556,283 at fair value)	$404,267	$562,658
Residential loans, held-for-investment	1,762,167	2,272,812
Commercial loans, held-for-sale (includes $89,111 and $0 at fair value)	89,111	8,500
Commercial loans, held-for-investment	343,344	304,510
Real estate securities, at fair value	1,682,861	1,108,753
Mortgage servicing rights, at fair value	64,824	5,315
Cash and cash equivalents	173,201	81,080

Total earning assets	4,519,775	4,343,628

Restricted cash	398	383
Accrued interest receivable	13,475	12,442
Derivative assets	7,787	2,972
Deferred securities issuance costs	13,453	9,293
Other assets	53,640	75,380

Total Assets (1)	$4,608,528	$4,444,098

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$862,763	$551,918
Accrued interest payable	6,366	4,592
Derivative liabilities	18,167	51,081
Accrued expenses and other liabilities	48,704	26,902
Deferred tax liability	7,316	-
Asset-backed securities issued	1,942,962	2,529,941
Long-term debt	476,467	139,500

Total liabilities (1)	3,362,745	3,303,934

Equity
Common stock, par value $0.01 per share, 180,000,000 and 165,000,000 shares authorized; 82,504,801 and 81,716,416 issued and outstanding	825	817
Additional paid-in capital	1,760,899	1,744,554
Accumulated other comprehensive income	148,766	138,332
Cumulative earnings	806,298	633,052
Cumulative distributions to stockholders	(1,471,005)	(1,376,591)

Total equity	1,245,783	1,140,164

Total Liabilities and Equity	$4,608,528	$4,444,098

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At December 31, 2013 and 2012, assets of consolidated VIEs totaled $2,299,576 and $2,893,117, respectively, and liabilities of consolidated VIEs totaled $1,944,911 and $2,532,916 respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011
Interest Income
Residential loans	$67,016	$82,169	$81,116
Commercial loans	43,420	26,759	8,835
Real estate securities	115,563	122,386	127,179
Cash and cash equivalents	157	70	49

Total interest income	226,156	231,384	217,179
Interest Expense
Short-term debt	(17,436)	(9,390)	(1,031)
Asset-backed securities issued	(39,716)	(101,732)	(88,433)
Long-term debt	(23,819)	(9,583)	(9,514)

Total interest expense	(80,971)	(120,705)	(98,978)

Net Interest Income	145,185	110,679	118,201
Provision for loan losses	(4,737)	(3,648)	(16,151)

Net Interest Income After Provision	140,448	107,031	102,050
Noninterest Income
Mortgage banking activities, net	100,676	36,319	-
Mortgage servicing rights income, net	20,309	(1,391)	-
Other market valuation adjustments, net (1)	(5,709)	1,539	(40,017)
Realized gains, net	25,259	54,921	10,946

Total noninterest income	140,535	91,388	(29,071)
Operating expenses	(84,789)	(65,359)	(47,741)
Other expense	(12,000)	-	-

Net income before provision for income taxes	184,194	133,060	25,238
Provision for income taxes	(10,948)	(1,291)	(42)

Net income	173,246	131,769	25,196
Less: Net loss attributable to noncontrolling interest	-	-	(1,147)

Net Income Attributable to Redwood Trust, Inc.	$173,246	$131,769	$26,343

Basic earnings per common share	$2.05	$1.61	$0.31
Diluted earnings per common share	$1.94	$1.59	$0.31
Regular dividends declared per common share	$1.12	$1.00	$1.00
Basic weighted average shares outstanding	81,985,897	79,529,950	78,229,510
Diluted weighted average shares outstanding	93,694,924	80,673,682	78,299,510

(1)

For the year ended December 31, 2013, other-than-temporary impairments were $4,532, of which $1,833 were recognized through the Income Statement, and $2,699 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2012, other-than-temporary impairments were $3,536, of which $2,509 were recognized through the Income Statement, and $1,027 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2011, other-than-temporary impairments were $15,106, of which $9,472 were recognized through the Income Statement, and $5,634 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Net Income	$173,246	$131,769	$26,343
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(1,918)	131,227	(88,502)
Reclassification of unrealized (gain) loss to net income	(20,008)	1,448	5,048
Net unrealized gain (loss) on interest rate agreements	32,079	3,987	(42,115)
Reclassification of unrealized loss on interest rate agreements to net income	281	14,821	4,243

Total other comprehensive income (loss)	10,434	151,483	(121,326)
Total comprehensive income (loss)	183,680	283,252	(94,983)
Less: Comprehensive income attributable to noncontrolling interest	-	-	(4,164)

Comprehensive Income (Loss) Attributable to Redwood Trust, Inc.	$183,680	$283,252	$(99,147)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2013

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income	Earnings	to Stockholders	Interest	Total
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$-	$1,140,164
Net income	-	-	-	-	173,246	-	-	173,246
Other comprehensive income	-	-	-	10,434	-	-	-	10,434
Issuance of common stock:
Dividend reinvestment & stock purchase plans	431,679	4	8,144	-	-	-	-	8,148
Employee stock purchase and incentive plans	356,706	4	(5,346)	-	-	-	-	(5,342)
Non-cash equity award compensation	-	-	13,547	-	-	-	-	13,547
Common dividends declared	-	-	-	-	-	(94,414)	-	(94,414)

December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$-	$1,245,783

For the Year Ended December 31, 2012

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Interest	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584
Net income	-	-	-	-	131,769	-	-	131,769
Other comprehensive income	-	-	-	151,483	-	-	-	151,483
Issuance of common stock:
Dividend reinvestment & stock purchase plans	2,741,168	28	38,552	-	-	-	-	38,580
Employee stock purchase and incentive plans	419,340	3	(1,819)	-	-	-	-	(1,816)
Non-cash equity award compensation	-	-	9,842	-	-	-	-	9,842
Common dividends declared	-	-	-	-	-	(82,278)	-	(82,278)

December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$-	$1,140,164

For the Year Ended December 31, 2011

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions	Noncontrolling
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Interest	Total
December 31, 2010	78,124,668	$781	$1,689,851	$112,339	$474,940	$(1,213,158)	$10,839	$1,075,592
Net income	-	-	-	-	26,343	-	(1,147)	25,196
Other comprehensive (loss) income	-	-	-	(125,490)	-	-	4,164	(121,326)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	708,664	7	8,784	-	-	-	-	8,791
Employee stock purchase and incentive plans	374,662	4	(2,782)	-	-	-	-	(2,778)
Non-cash equity award compensation	-	-	9,108	-	-	-	-	9,108
Share repurchases	(652,086)	(6)	(6,982)	-	-	-	-	(6,988)
Distributions to noncontrolling interest, net	-	-	-	-	-	-	(14,112)	(14,112)
Common dividends declared	-	-	-	-	-	(81,155)	-	(81,155)
Deconsolidation elimination	-	-	-	-	-	-	256	256

December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$-	$892,584

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income attributable to Redwood Trust, Inc.	$173,246	$131,769	$26,343
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(26,165)	(12,803)	(31,851)
Depreciation and amortization of non-financial assets	388	1,873	1,713
Purchases of loans	(7,766,203)	(2,335,865)	-
Proceeds from sales of loans	7,405,088	1,696,433	-
Principal payments on loans	19,030	9,904	-
Net settlements of derivatives	45,447	(22,653)	-
Provision for loan losses	4,737	3,648	16,151
Non-cash equity award compensation	13,547	9,842	9,108
Market valuation adjustments, net	(95,931)	(14,976)	40,017
Realized gains, net	(36,290)	(75,790)	(10,946)
Net change in:
Accrued interest receivable and other assets	12,001	8,762	(42,348)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	29,276	36,509	9,623

Net cash (used in) provided by operating activities	(221,829)	(563,347)	17,810

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(65,771)	(156,344)	(960,014)
Proceeds from sales of loans (1)	440	357,742	2,092
Principal payments on loans	523,900	573,646	409,009
Purchases of real estate securities	(488,598)	(358,720)	(128,566)
Proceeds from sales of real estate securities	220,535	201,461	86,254
Principal payments on real estate securities	163,951	218,447	166,134
Purchase of mortgage servicing rights	(3,106)	-	-
Net increase in restricted cash	(15)	200	9,537

Net cash provided by (used in) investing activities	351,336	836,432	(415,554)

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	6,661,464	1,458,341	697,499
Repayments on short-term debt	(6,350,619)	(1,334,479)	(313,580)
Proceeds from issuance of asset-backed securities	-	174,191	887,974
Repayments on asset-backed securities issued	(584,400)	(683,532)	(492,561)
Deferred securities issuance costs	(9,184)	(4,486)	(4,503)
Proceeds from issuance of long-term debt	336,994	-	-
Repayments on long-term debt	(27)	-	-
Net settlements of derivatives	(7)	(23,702)	(39,926)
Net proceeds from issuance of common stock	8,667	39,062	9,116
Net payments on repurchase of common stock	-	-	(6,988)
Taxes paid on equity award distributions	(5,861)	(2,298)	(3,103)
Dividends paid	(94,413)	(82,278)	(100,686)
Change in noncontrolling interests	-	-	(15,259)

Net cash (used in) provided by financing activities	(37,386)	(459,181)	617,983

Net increase (decrease) in cash and cash equivalents	92,121	(186,096)	220,239
Cash and cash equivalents at beginning of period	81,080	267,176	46,937

Cash and cash equivalents at end of period	$173,201	$81,080	$267,176

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$85,418	$114,908	$106,757
Taxes	3,397	312	51
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$392,932	$143,885	$-
Retention of mortgage servicing rights from loan securitizations and sales	44,063	7,329	-
Transfers from loans held-for-investment to loans held-for-sale	-	-	393,304
Transfers from residential loans to real estate owned	4,711	8,970	11,258
(1)

For the year ended December 31, 2012, the proceeds from sales of loans included in investing activities related to residential loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries, is an internally-managed specialty finance company focused on engaging in residential and commercial mortgage banking activities and investing in mortgage- and other real estate-related assets. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.

Our primary sources of income are net interest income from our investment portfolios and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expenses we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition or orgination of loans and their subsequent sale or securitization. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. We assume a range of risks in our investments and the level of risk is influenced by, among other factors, the manner in which we finance our purchases of, and derive income from, our investments.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-K.

In 2013, we began presenting the income from and the fair market valuations related to mortgage servicing rights in a separate line on our consolidated statements of income, “mortgage servicing rights, income, net.” As MSRs have become a larger component of our balance sheet, we believe this change more clearly presents the full impact to our earnings from our investments in these assets. Additionally, in 2013, we began presenting market valuation changes for our retained Sequoia interest-only (“IO”) securities in mortgage banking activities. This change better aligns our reported results with the economics underlying our residential mortgage banking activities as we utilize our retained Sequoia IO securities in part as an economic hedge to manage interest rate risk on our inventory of residential mortgage loans held for future sale and those indentified for purchase. For each of these changes, we have conformed the presentation of prior periods for consistency of comparison. Additionally, certain other prior year amounts have been reclassified in the consolidated financial statements and the related footnotes to conform to the 2013 presentation.

Organization

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). The REIT entity also owns various qualified and taxable REIT subsidiaries. Our consolidated financial statements include the accounts of Redwood, its direct and indirect wholly-owned subsidiaries, and other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated. Our consolidated subsidiaries include both qualifying REIT subsidiaries and taxable subsidiaries. References to the REIT include Redwood and its qualifying REIT subsidiaries, excluding taxable subsidiaries.

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

Financial Information About Industry Segments

FASB ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our three business segments are residential mortgage banking, residential investments, and commercial mortgage banking and investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 2. Basis of Presentation - (continued)

See Note 21 for further discussion on business segments.

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of the Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during the fourth quarter of 2012 (“Commercial Securitization”). Prior to December 31, 2012, we consolidated the assets and liabilities of certain Acacia securitization entities. Additionally, prior to the fourth quarter of 2011, we also consolidated the assets, liabilities, and noncontrolling interests of the Opportunity Fund (“Fund”) that we managed. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities. We also recorded interest income and expense on the securities and ABS at previously consolidated Acacias and on the securities owned at the Fund and any income attributable to noncontrolling interest holders during prior periods.

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

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. Examples of market information that we attempt to obtain include the following:

•	Quoted prices for the same or similar securities;

•	Relevant reports issued by analysts and rating agencies;

•	The current level of interest rates and any directional movements in relevant indices, such as credit risk indices;

•	Information about the performance of mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;

•	Indicative prices or yields from broker/dealers (including prices from counterparties under securities repurchase agreements); and,

•	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

During 2013, we elected the fair value option for certain residential and commercial loans, Sequoia IO securities and MSRs. We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We generally elect the fair value option for Sequoia IO securities as we use these in part to hedge certain risks associated with our residential loans held-for-sale. We elected the fair value option for our MSRs in order to reflect the current value of these investments in our financial position and results each period.

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

Residential and Commercial Loans — Fair Value

We generally elect the fair value option for residential and commercial loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net for residential and commercial loans held at fair value.

Residential and Commercial Loans — Lower of Cost or Fair Value

Certain residential and commercial loans held-for-sale that are not accounted for under the fair value option (generally loans acquired prior to 2011) are carried at the lower of their cost or fair value. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported through our consolidated statements of income as a negative market valuation adjustment in mortgage banking activities, net. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due at which point it is placed on non-accrual status. Gains or losses on the sale of residential or commercial loans held-for-sale are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

Based on the assigned internal impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate or if a loan is collateral dependent, we reduce the carrying value to the estimated fair market value of the loan, with a corresponding charge to provision for loan losses on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Repurchase Reserves

We sell residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (the “Agencies”), and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase residential mortgage loans in the event of a breach of specified contractual representation and warranties. We do not originate residential mortgage loans and believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a liability at the time loans are sold and continually update our liability estimate during its life. The liability for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of mortgage banking activities, net on our consolidated statements of income.

See Note 15 for further discussion on the residential repurchase reserves.

We have originated and sold commercial mortgage loans and have made standard representations and warranties upon sale of the loans to the loan purchasers, and in some cases, to securitization trusts. We review the need for a repurchase reserve related to these commercial loans on an ongoing basis and are not aware of any breaches of representations and warranties related to these loans.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

Available-for-Sale Securities

AFS securities primarily consist of non-agency residential mortgage backed securities (“RMBS”) and may include other residential and commercial securities. Non-agency RMBS are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government. AFS securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment (“OTTI”) is recognized, as discussed below) and reported in accumulated other comprehensive income/(loss) (“AOCI”), a component of stockholders’ equity.

Interest income on AFS securities is accrued based on their outstanding principal balance and contractual terms and interest income is recognized based on the security’s effective interest rate. In order to calculate the effective interest rate, we must project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our own judgments about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTI as discussed below.

For AFS securities purchased and held at a discount, a portion of the discount may be designated as non-accretable purchase discount (“credit reserve”), based on the cash flows we have projected for the security. The amount designated as credit reserve may be adjusted over time, based on our periodic evaluation of projected cash flows. If the performance of a security with a credit reserve is more favorable than previously forecasted, a portion of the credit reserve may be reallocated to accretable discount and recognized into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

When the fair value of an AFS security is less than its amortized cost at the reporting date, the security is considered impaired. We assess our impaired securities at least quarterly to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or (iii) if there has been an adverse change in cash flows — the impairment is deemed an OTTI. In the case of criteria (i) and (ii), we record the entire difference between the security’s estimated fair value and its amortized cost at the reporting date in our consolidated statements of income. If there has been an adverse change in cash flows, only the portion of the OTTI related to “credit” losses is recognized through other market valuation adjustments, net on our consolidated statements of income, with the remaining “non-credit” portion recognized through AOCI on the consolidated balance sheets. If the first two criteria are not met and there has not been an adverse change in cash flows, the impairment is considered temporary and the entire unrealized loss is recognized through AOCI on our consolidated balance sheets.

For impaired AFS securities, to determine if there has been an adverse change in cash flows and if any portion of a resulting OTTI is related to credit losses, we compare the present value of the cash flows expected to be collected as of the current financial reporting date to the amortized cost basis of the security. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes. If the present value of the current expected cash flows is less than the amortized cost basis, there has been an adverse change and the security is considered OTTI with the difference between these two amounts representing the credit loss. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on information available at the time of assessment as well as our estimates of future performance and cash flow projections. As a result, the timing and amount of OTTI constitute a material estimate that is susceptible to significant change.

See Note 8 for further discussion on real estate securities.

MSRs

We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we have acquired and subsequently transferred to third parties or through the direct acquisition of MSRs sold by third parties. Typically, our MSRs are created through the transfer of loans to a third party or to a Sequoia residential mortgage securitization sponsored by us that meets the GAAP criteria for sale accounting.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. We contract with a licensed sub-servicer to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRS, and they are initially recognized and carried at their estimated fair values. Income from MSRs and changes in the estimated fair value of MSRs are reported in MSR income, net, a component of our consolidated statements of income.

See Note 9 for further discussion on MSRs.

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

Derivative Financial Instruments

Derivative financial instruments we typically utilize include contractual interest rate agreements, financial futures contracts, and “To Be Announced” (“TBA”) contracts. In addition, certain loan purchase commitments (“LPCs”) and loan forward sale commitments (“FSCs”) we enter into are treated as derivatives for financial reporting purposes in accordance with GAAP. All derivative financial instruments are recorded at fair value in our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each of our derivative financial instruments as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net. The valuation changes related to LPCs and FSCs as well as derivatives used to manage certain risks associated with the residential and commercial loans we own or plan to acquire and sell or securitize are excluded from other market valuation adjustments, net, and are included in mortgage banking activities, net, on our consolidated statements of income. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged item.

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

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

Eurodollar Futures, Financial Futures and TBA Contracts

Eurodollar futures are futures contracts on time deposits denominated in U.S. dollars at banks outside the United States. Eurodollar futures, unlike our other derivatives, have maturities of only three months. Therefore, in order to achieve the desired interest rate offset necessary to manage our risk, consecutively maturing contracts are required, resulting in a stated notional amount that is typically higher than our other derivatives. Financial futures are futures contracts on benchmark U.S. Treasury rates. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise (“GSE”) in the future. We purchase or sell these derivatives to offset — to varying degrees — changes in the values of mortgage products for which we have exposure to interest rate volatility.

Loan Purchase and Forward Sale Commitments

LPCs are agreements with third-party residential loan originators to purchase residential loans at a future date. LPCs that qualify as derivatives are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net. We also enter into FSCs with third-parties to sell residential loans at a future date. FSCs that qualify as derivatives are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets and Liabilities

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

Other Assets

Other assets include margin and investment receivable, REO, income tax receivables, fixed assets, principal receivable, and other prepaid expenses and receivables.

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

Short-Term Debt

Short-term debt includes borrowings under master repurchase agreements, loan warehouse facilities, and other forms of borrowings that expire within one year with various counterparties. These borrowings may be unsecured or collateralized by cash, loans, or securities. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us.

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

Residential Resecuritization, Commercial Securitization, and Sequoia ABS Issued

Residential Resecuritization, Commercial Securitization, and Sequoia ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Acacia ABS Issued

Prior to December 31, 2013, we consolidated certain Acacia securitization entities. Acacia ABS issued were accounted for under the fair value option and carried at their estimated fair values. Changes in fair value (gains or losses) were reported in our consolidated statements of income through other market valuation adjustments, net.

See Note 13 for further discussion on ABS issued.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

Equity

Accumulated Other Comprehensive Income (Loss)

Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements designated as cash flow hedges are reported as components of accumulated other comprehensive income on our consolidated statements of changes in equity and our consolidated balance sheets. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income allocable to common shareholders, less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards and the assumed conversion of convertible notes to common shares.

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

See Note 16 for further discussion on equity.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

Executive Deferred Compensation Plan

In November 2013, our Board of Directors approved an amendment to our 2002 Executive Deferred Compensation Plan (“EDCP”) to allow non-employee directors to defer certain cash payments and dividends into DSUs. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2013, 2012, and 2011 were $0.2 million, $0.3 million, and $0.4 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in both prior and new matching contributions.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of 2013 and, as a result, expanded our disclosures related to items reclassified out of accumulated other comprehensive income. These disclosures can be found in Note 16.

Balance Sheet Netting

Certain of our derivatives, loan warehouse, and repurchase agreements are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our consolidated balance sheets. However, we do not report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2013 and 2012.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross	Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
December 31, 2013 (In Thousands)	Amounts of Recognized Assets (Liabilities)	Offset in Consolidated Balance Sheet	(Liabilities) Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$6,566	$-	$6,566	$(5,402)	$-	$1,164
TBAs	1,138	-	1,138	(656)	(482)	-
Futures	-	-	-	-	-	-

Total Assets	$7,704	$-	$7,704	$(6,058)	$(482)	$1,164

Liabilities (2)
Interest rate agreements	$(16,599)	$-	$(16,599)	$5,402	$11,197	$-
TBAs	(661)	-	(661)	656	5	-
Futures	(528)	-	(528)	-	528	-
Loan warehouse debt	(184,789)	-	(184,789)	184,789	-	-
Security repurchase agreements	(677,974)	-	(677,974)	677,974	-	-
Commercial borrowings	(49,467)	-	(49,467)	49,467	-	-

Total Liabilities	$(930,018)	$-	$(930,018)	$918,288	$11,730	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 3. Summary of Significant Accounting Policies - (continued)

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

For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between Redwood and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be treated as a single transaction. In the event of the termination and close-out any of those transactions, the corresponding master netting arrangement or similar agreement provides for settlement on a net basis and for settlement to include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party that should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.

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

December 31, 2013

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs

The VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities as well as from retained financial interests we hold in certain of these entities. Prior to December 31, 2012, we were also required to consolidate certain Acacia securitization entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs

December 31, 2013 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$1,762,167	$-	$-	$1,762,167
Commercial loans, held-for-investment	-	-	257,741	257,741
Real estate securities, at fair value	-	263,204	-	263,204
Restricted cash	152	-	137	289
Accrued interest receivable	2,714	627	1,975	5,316
Other assets	3,661	-	7,198	10,859

Total Assets	$1,768,694	$263,831	$267,051	$2,299,576

Accrued interest payable	$1,218	$11	$720	$1,949
Asset-backed securities issued	1,694,335	94,934	153,693	1,942,962

Total Liabilities	$1,695,553	$94,945	$154,413	$1,944,911

Number of VIEs	24	1	1	26

December 31, 2012 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$2,272,812	$-	$-	$2,272,812
Commercial loans, held-for-investment	-	-	283,610	283,610
Real estate securities, at fair value	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
Other assets	4,245	-	105	4,350

Total Assets	$2,281,688	$325,445	$285,984	$2,893,117

Accrued interest payable	$2,103	$40	$832	$2,975
Asset-backed securities issued	2,193,481	164,746	171,714	2,529,941

Total Liabilities	$2,195,584	$164,786	$172,546	$2,532,916

Number of VIEs	24	1	1	26

We consolidate the assets and liabilities of certain Sequoia securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia entities in accordance with GAAP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 4. Principles of Consolidation - (continued)

During 2012, we sold previously retained variable interests in certain Sequoia securitization entities originally issued between 2001 and 2007 and determined, upon completion of an accounting analysis, that we should deconsolidate certain entities and derecognize the associated assets and liabilities of these entities for financial reporting purposes. We derecognized $961 million of residential loans and other assets, net of $27 million of allowance for loan losses and $970 million of ABS issued and other liabilities, and after giving effect to all other accounting entries recognized a realized gain of $21 million, which was recorded on our consolidated statement of income for the year ended December 31, 2012. These gains were comprised of both recoveries of provisions for loan losses that exceeded our recorded investment in these entities as well as cash received from the sale of our investment interests. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2013.

We consolidate the assets and liabilities of the Residential Resecuritization entity as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred senior residential securities to Credit Suisse First Boston Mortgage Securities Corp., which subsequently sold them to CSMC 2011-9R, the Residential Resecuritization entity. In connection with this transaction, we acquired certain senior and subordinate securities that we continue to hold. We engaged in the Residential Resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our senior residential securities portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed securities through our senior and subordinate investment in the Residential Resecuritization.

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

Prior to 2012, we consolidated the assets, liabilities, and noncontrolling interests of the Fund, as we determined that we were the primary beneficiary of this VIE. Our ongoing asset management responsibilities provided us with the power to direct the activities that most significantly impacted the Fund’s economic performance, and our general and limited partnership interests provided us with the obligation to absorb losses or the right to receive benefits that were significant. In the second quarter of 2011, the Fund sold all of its remaining investments. After all partners received final distributions in the fourth quarter of 2011, we deconsolidated the Fund and recognized a loss on deconsolidation of less than $1 million in our consolidated statements of income through realized gains on sales and calls, net.

Analysis of Unconsolidated VIEs with Continuing Involvement

During the years ended December 31, 2013 and 2012, we transferred residential loans to 12 and six Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to the Sequoia securitization transactions that occurred during the years ended December 31, 2013 and 2012.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31,
(In Thousands)	2013	2012
Principal balance of loans transferred	$5,578,298	$1,971,884
Trading securities retained, at fair value	105,320	38,633
AFS securities retained, at fair value	301,072	110,390
Gains on sale	-	17,931
MSRs recognized	42,921	7,329

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 4. Principles of Consolidation - (continued)

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the 12 and six unconsolidated Sequoia VIEs sponsored by us for the years ended December 31, 2013 and 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31,
(In Thousands)	2013	2012
Cash proceeds	$4,670,082	$1,882,413
MSR fees received	9,128	807
Funding of compensating interest	(475)	(109)
Cash flows received on retained securities	43,032	8,352

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

	Issued During Year Ended December 31,
At Date of Securitization	2013	2012
Prepayment speeds	5 - 14%	5 - 22%
Discount rates	12%	11%

The following table presents additional information at December 31, 2013 and 2012, related to unconsolidated Sequoia securitizations sponsored by us during the years ended December 31, 2013 and 2012.

Unconsolidated VIEs Sponsored by Redwood at December 31, 2013 and 2012

	December 31,
(In Thousands)	2013	2012
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$110,505	$10,409
Senior and subordinate securities, classified as AFS	405,415	113,681
Maximum loss exposure (1)	515,920	124,090
Principal balance of loans outstanding	6,627,874	1,736,331

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

December 31, 2013

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2013 and 2012.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

December 31, 2013 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at December 31, 2013	$60,318	$110,505	$405,415
Expected life (in years) (1)	8	7	11

Prepayment speed assumption (annual CPR) (1)	8%	10%	11%
Decrease in fair value from:
10% adverse change	$1,649	$5,773	$1,658
25% adverse change	4,218	13,555	4,354

Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,468	$5,632	$30,644
200 basis point increase	4,828	10,757	57,836

Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$70	$1,369
25% higher losses	N/A	175	3,420

December 31, 2012 (Dollars in Thousands)	MSRs	Senior Interest-only Securities	Subordinate Securities
Fair value at December 31, 2012	$5,315	$10,409	$113,681
Expected life (in years) (1)	3	3	10

Prepayment speed assumption (annual CPR) (1)	33%	29%	24%
Decrease in fair value from:
10% adverse change	$351	$724	$858
25% adverse change	812	1,674	1,909

Discount rate assumption (1)	12%	17%	6%
Decrease in fair value from:
100 basis point increase	$121	$20	$901
200 basis point increase	235	40	1,791

Credit loss assumption (1)	N/A	0.48%	0.47%
Decrease in fair value from:
10% higher losses	N/A	$5	$578
25% higher losses	N/A	12	1,446

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 4. Principles of Consolidation - (continued)

Continuing Involvement with VIEs with No Economic Interest

During 2012, we sold all of our remaining economic interests in Acacia entities and, pursuant to an accounting analysis, deconsolidated the Acacia entities and derecognized the associated assets and liabilities for financial reporting purposes. We maintain limited continuing involvement through our role as collateral manager for all but one of these Acacia entities. Our role as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, as all but one of these entities have experienced events of default. We will continue to receive the collateral management fees for these entities, which have decreased significantly and will continue to do so as the balances on which the fees are determined continue to decline.

Analysis of Third-Party Sponsored VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2013, grouped by collateral type.

Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2013
Residential real estate securities at Redwood
Senior	$598,646
Re-REMIC	176,376
Subordinate	128,715

Total Investments in Third-Party Real Estate Securities	$903,737

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

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$402,602	$402,602	$553,576	$553,576
At lower of cost or fair value	1,665	1,817	9,082	9,324
Residential loans, held-for-investment	1,762,167	1,610,024	2,272,812	2,062,352
Commercial loans, held-for-sale
At fair value	89,111	89,111	-	-
At lower of cost or fair value	-	-	8,500	8,500
Commercial loans, held-for-investment	343,344	348,305	304,510	309,547
Trading securities	124,555	124,555	33,172	33,172
Available-for-sale securities	1,558,306	1,558,306	1,075,581	1,075,581
MSRs	64,824	64,824	5,315	5,315
Cash and cash equivalents	173,201	173,201	81,080	81,080
Restricted cash	398	398	383	383
Accrued interest receivable	13,475	13,475	12,442	12,442
Derivative assets	7,787	7,787	2,972	2,972
REO (1)	3,661	4,084	4,245	5,540
Margin receivable (1)	31,149	31,149	63,424	63,424
Other collateral posted (1)	5,000	5,000	-	-

Liabilities
Short-term debt	$862,763	$862,763	$551,918	$551,918
Accrued interest payable	6,366	6,366	4,592	4,592
Derivative liabilities	18,167	18,167	51,081	51,081
ABS issued	1,942,962	1,746,906	2,529,941	2,372,971
Commercial borrowings	49,467	49,467	-	-
Convertible notes	287,500	299,719	-	-
Other long-term debt	139,500	111,600	139,500	90,675

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $105 million and $42 million of residential senior securities that we acquired during the years ended December 31, 2013 and 2012, respectively, and $4 million of residential subordinate securities that we acquired during the year ended December 31, 2013. We also elected the fair value option for $7.09 billion and $1.31 billion of residential loans we acquired during the years ended December 31, 2013 and 2012, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to Sequoia securitizations. We also elected the fair value option for $505 million of commercial senior loans we acquired during the year ended December 31, 2013. We did not elect the fair value option for any commercial loans originated or acquired in 2012. We have historically elected the fair value option for all commercial loans, trading securities, and ABS issued at Acacia entities, as well as certain third-party residential securities and CDOs.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2013 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$402,602	$-	$11,502	$391,100
Commercial loans, at fair value	89,111	-	-	89,111
Trading securities	124,555	-	-	124,555
Available-for-sale securities	1,558,306	-	-	1,558,306
MSRs	64,824	-	-	64,824
Derivative assets	7,787	1,139	6,648	-

Liabilities
Derivative liabilities	18,167	1,189	16,599	379

December 31, 2012 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$553,576	$-	$-	$553,576
Commercial loans, at fair value	-	-	-	-
Trading securities	33,172	-	-	33,172
Available-for-sale securities	1,075,581	-	-	1,075,581
Derivative assets	2,972	-	2,972	-
MSRs	5,315	-	-	5,315

Liabilities
Derivative liabilities	51,081	607	50,474	-

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Loan Purchase Commitments
Beginning balance - December 31, 2012	$553,576	$-	$33,172	$1,075,581	$5,315	$-
Principal paydowns	(16,166)	(189)	(1,244)	(162,708)	-	-
(Losses) gains in net income, net	(34,650)	8,694	41,074	57,852	11,995	480
Unrealized losses in OCI, net	-	-	-	(21,924)	-	-
Acquisitions	7,090,724	505,151	109,320	785,671	47,514	-
Sales	(7,201,472)	(424,545)	(57,767)	(176,166)	-	-
Other settlements, net	(912)	-	-	-	-	(101)

Ending Balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$379

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

	Assets					Liabilities
	Residential	Commercial	Trading Securities	AFS Securities	MSRs	Derivative Liabilities	ABS Issued- Acacia
(In Thousands)	Loans	Loans
Beginning balance - December 31, 2011	$-	$12,129	$253,142	$728,695	$-	$19,500	$209,381
Transfer to Level 3	-	-	-	-	-	-	-
Principal paydowns	(2,837)	(138)	(72,720)	(145,727)	-	-	(75,812)
Gains (losses) in net income, net	37,814	241	86,255	55,722	(2,014)	5,167	81,759
Unrealized gains in OCI, net	-	-	-	132,675	-	-	-
Acquisitions	1,313,421	-	42,097	465,646	7,329	-	-
Sales	(794,456)	-	(25,916)	(161,570)	-	-	-
Derecognized assets and liabilities	-	(12,232)	(250,382)	-	-	(17,700)	(233,689)
Other settlements, net	(366)	-	696	140	-	(6,967)	18,361

Ending Balance - December 31, 2012	$553,576	$-	$33,172	$1,075,581	$5,315	$-	$-

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2013, 2012, and 2011. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2013, 2012, and 2011 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2013, 2012, and 2011 Included in Net Income

	Included in Net Income Years Ended December 31,
(In Thousands)	2013	2012	2011
Assets
Residential loans, at fair value	$(290)	$11,725	$-
Commercial loans, at fair value	1,501	-	(68)
Trading securities	32,496	(14,076)	(18,128)
Available-for-sale securities	(1,108)	(2,509)	(7,852)
MSRs	14,196	(1,571)	-

Liabilities
Derivative liabilities	-	-	2,499
Loan purchase commitments	(379)	-	-
ABS issued - Acacia	-	-	27,313

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2013 and 2012. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at December 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for
December 31, 2013	Carrying	Fair Value Measurements Using			Year Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	December 31, 2013
Assets
Residential loans, at lower of cost or fair value	$1,145	$-	$-	$1,145	$-
REO	1,518	-	-	1,518	(270)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

					Gain (Loss) for
December 31, 2012	Carrying	Fair Value Measurements Using			Year Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	December 31, 2012
Assets
Residential loans, at lower of cost or fair value	$2,707	$-	$-	$2,169	$(275)
REO	1,666	-	-	580	(197)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the years ended December 31, 2013, 2012, and 2011.

Market Valuation Adjustments, Net

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Other
Residential loans, at lower of cost or fair value	$38	$623	$380
Commercial loans, at fair value	-	241	616
Trading securities	(3,525)	97,867	(9,293)
Impairments on AFS securities	(1,833)	(2,509)	(9,472)
REO	(612)	(344)	(1,624)
Other derivative instruments, net	223	(12,581)	(47,937)
ABS issued - Acacia	-	(81,758)	27,313

Total other	(5,709)	1,539	(40,017)

MSRs	11,995	(2,014)	-
Mortgage banking activities
Residential loans, at fair value	(12,263)	37,762	-
Commercial loans, at fair value	8,694	-	-
Trading securities	42,451	(11,702)	-
Derivative instruments, net	51,162	(10,609)	-
Loan purchase and forward sale commitments	(399)	-	-

Total mortgage banking activities	89,645	15,451	-

Total Market Valuation Adjustments, Net	$95,931	$14,976	$(40,017)

Valuation Policy

We maintain a policy that specifies the methodologies we use to value different types of financial instruments. Significant changes to the valuation methodologies are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management group using the valuation processes described below. A subset of our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of valuation changes from prior reporting periods.

Valuation Process

We estimate fair values for financial assets or liabilities based on available inputs observed in the marketplace as well as unobservable inputs. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

December 31, 2013 (Dollars in Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value:
Loans priced to securitization and whole loan market, uncommitted to sell	$117,150	Discount rate	4 -4%	4%
		Prepayment rate	10 -10%	10%
		Default rate	1 - 1%	1%
		Loss severity	22 -22%	22%
		Credit support	8 - 8%	8%
		Whole loan spread to securitization	50 bps - 50 bps	50 bps

Loans priced to whole loan market, committed to sell	273,950	Pool fallout assumption	15 bps - 15 bps	15 bps

Residential loans, at lower of cost or fair value	1,145	Loss severity	15-28%	21%

Commercial loans, held for sale	89,111	Credit Spread	161 bps - 161 bps	161 bps
		Credit Support	22 - 22%	22%

Trading and AFS securities	1,682,861	Discount rate	5 - 13%	6%
		Prepayment speed	1 - 38%	14%
		Default rate	0 - 35%	7%
		Loss severity	20 - 66%	33%
		Credit support	0 - 53%	6%

MSRs	64,824	Discount rate	9 - 11%	11%
		Prepayment rate	6 - 60%	8%

REO	1,518	Historical loss adjustment	- %	- %

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

Estimated fair values for conforming loans are determined based upon quoted market prices (Level 2). Conforming loans are mortgage loans that conform to Agency guidelines. As necessary, these values are adjusted for servicing value and market conditions and liquidity.

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

Estimated fair values for commercial senior mortgage loans are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include third-party Commercial Mortgage-Backed Securities (“CMBS”) sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for the securities for purchase into securitization (Level 2).

Real estate securities

Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analyses include bid/ask spreads, the amount and timing of credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in serious delinquencies. Conversely, the estimated fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2013, we received dealer price indications on 80% of our securities, representing 93% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 2% lower than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Derivative assets and liabilities

Our derivative instruments include interest rate agreements, TBAs, financial futures, and loan purchase and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for interest rate agreements require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs for interest rate agreements can generally be verified and model

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

selection does not involve significant management judgment (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).

For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3). At December 31, 2012, we had no Level 3 derivatives.

MSRs

MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs. As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuation of the MSRs was less than 5% lower than the third-party valuation.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 5. Fair Value of Financial Instruments - (continued)

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

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at December 31, 2013, we received dealer price indications on 42% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 3% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

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

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the years ended December 31, 2013 and 2012, we purchased $7.01 billion and $2.29 billion (principal balance), respectively, of residential loans, for which we elected the fair value option. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2013 and 2012.

December 31, 2013
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$11,502	$-	$11,502
Fair value - Jumbo	391,100	-	391,100
Lower of cost or fair value	1,665	-	1,665
Held-for-investment	-	1,762,167	1,762,167

Total Residential Loans	$404,267	$1,762,167	$2,166,434

December 31, 2012
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$-	$-	$-
Fair value - Jumbo	553,576	-	553,576
Lower of cost or fair value	9,082	-	9,082
Held-for-investment	-	2,272,812	2,272,812

Total Residential Loans	$562,658	$2,272,812	$2,835,470

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 6. Residential Loans - (continued)

Residential Loan Characteristics

The following table displays the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
California	44%	20%	36%	24%
Texas	7%	5%	7%	5%
Washington	6%	-	5%	-
Virginia	6%	-	-	-
Massachusetts	4%	-	18%	-
New York	3%	9%	-	9%
Georgia	1%	5%	-	5%
Florida	-	13%	-	12%
Other states (none greater than 5%)	29%	48%	34%	45%

Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 6. Residential Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2013 and 2012.

December 31, 2013
(In Thousands)
	Number	Interest	Maturity	Total	30-89	90+
Loan Balance	of Loans	Rate(1)	Date	Principal	Days DQ	Days DQ
Held-for-Investment:
ARM loans:
$0 to $250	3,917	0.25% to 6.45%	12/2012 - 11/2035	$449,458	$16,038	$16,856
$251 to $500	1,231	-0.13% to 5.63%	07/2013 - 05/2036	428,503	14,111	15,775
$501 to $750	395	0.50% to 4.66%	08/2013 - 09/2035	240,407	8,951	14,527
$751 to $1,000	191	0.25% to 2.25%	09/2022 - 07/2035	170,454	3,108	7,886
over $1,000	169	-0.13% to 2.38%	02/2019 - 05/2036	269,153	5,309	23,340

	5,903			1,557,975	47,517	78,384

Hybrid ARM loans:
$0 to $250	2	2.63% to 4.25%	10/2033 - 07/2039	428	-	-
$251 to $500	34	2.63% to 5.15%	07/2033 - 07/2040	13,491	335	350
$501 to $750	26	2.63% to 4.75%	07/2033 - 09/2040	16,376	597	-
$751 to $1,000	20	2.63% to 4.88%	07/2033 - 12/2040	16,592	-	-
over $1,000	10	2.63% to 4.95%	09/2033 - 11/2040	15,662	-	-

	92			62,549	932	350

Fixed loans:
$0 to $250	9	3.70% to 4.90%	04/2039 - 02/2041	1,529	-	-
$251 to $500	40	3.45% to 5.63%	02/2039 - 07/2041	16,929	-	-
$501 to $750	86	3.65% to 5.25%	02/2039 - 08/2041	52,642	-	-
$751 to $1,000	47	4.20% to 5.25%	08/2040 - 08/2041	41,225	-	-
over $1,000	29	4.00% to 5.38%	09/2040 - 06/2041	37,954	-	-

	211			150,279	-	-

Total Held-for-Investment	6,206			$1,770,803	$48,449	$78,734

Held-for-Sale:
ARM loans	9	1.88% to 2.50%	11/2032 - 10/2033	$1,490	$166	$352
Hybrid ARM loans	114	2.38% to 4.63%	06/2037 - 01/2044	91,976	-	-
Fixed loans	424	3.13% to 5.63%	06/2037 - 01/2044	307,407	-	-

Total Held-for-Sale	547			$400,873	$166	$352

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 6. Residential Loans - (continued)

December 31, 2012
(In Thousands)
Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
ARM loans:
$0 to $250	4,605	0.37% to 6.00%	12/2012 - 11/2035	$517,122	$13,003	$17,104
$251 to $500	1,441	0% to 4.38%	02/2013 - 05/2036	504,476	12,175	15,339
$501 to $750	473	0.38% to 4.66%	08/2013 - 09/2035	287,647	7,718	10,958
$751 to $1,000	243	0.38% to 2.75%	12/2013 - 07/2035	216,994	5,895	5,010
over $1,000	214	0% to 2.75%	09/2013 - 05/2036	340,725	8,417	13,774

	6,976			1,866,964	47,208	62,185

Hybrid ARM loans:
$0 to $250	9	3.70% to 5.00%	04/2039 - 05/2041	1,482	-	-
$251 to $500	56	3.00% to 5.63%	02/2039 - 07/2041	23,254	-	-
$501 to $750	152	3.45% to 5.50%	02/2039 - 08/2041	94,074	-	-
$751 to $1,000	100	4.20% to 5.50%	07/2039 - 08/2041	87,340	-	-
over $1,000	68	4.00% to 5.38%	08/2040 - 07/2041	86,762	-	-

	385			292,912	-	-

Fixed loans:
$0 to $250	4	2.63% to 2.63%	08/2033 - 01/2035	642	-	-
$251 to $500	45	2.63% to 5.15%	07/2033 - 12/2039	18,137	-	373
$501 to $750	46	2.63% to 5.30%	07/2033 - 10/2040	29,088	-	-
$751 to $1,000	39	2.63% to 5.63%	07/2033 - 12/2040	33,346	-	-
over $1,000	26	2.63% to 5.15%	08/2033 - 01/2041	36,980	-	-

	160			118,193	-	373

Total Held-for-Investment	7,521			$2,278,069	$47,208	$62,558

Held-for-Sale:
ARM loans	9	2.25% to 2.25%	11/2032 - 10/2033	$1,552	$-	$563
Hybrid ARM loans	674	3.00% to 5.50%	01/2042 - 01/2043	524,814	-	-
Fixed loans	19	2.88% to 4.38%	06/2037 - 11/2042	16,449	-	-

Total Held-for-Sale	702			$542,815	$-	$563

(1)

Rate is net of servicing fee for consolidated loans for which we do not own the MSR. For borrowers whose current rate is less than the applicable servicing fee, the rate shown in the table above is zero.

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At December 31, 2013 and 2012, there were 537 and 685 residential loans at fair value, respectively, with an aggregate outstanding principal balance of $399 million and $533 million, respectively, and an aggregate fair value of $403 million and $554 million, respectively. During the years ended December 31, 2013 and 2012, we recorded negative $12 million and positive $38 million of valuation adjustments, respectively, on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 6. Residential Loans - (continued)

Residential Loans at Lower of Cost or Fair Value

At December 31, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2012, there were 17 residential loans at lower of cost or fair value with $10 million in outstanding principal balance and a carrying value of $9 million. During the years ended December 31, 2013 and 2012, we recorded valuation adjustments for residential loans held-for-sale of positive $38 thousand and positive $623 thousand, respectively.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at December 31, 2013 and 2012. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	December 31, 2013	December 31, 2012
Principal balance	$1,770,803	$2,278,069
Unamortized premium, net	16,791	23,247

Recorded investment	1,787,594	2,301,316
Allowance for loan losses	(25,427)	(28,504)

Carrying Value	$1,762,167	$2,272,812

Of the $1.80 billion of principal balance and $17 million of unamortized premium on loans held-for-investment at December 31, 2013, $731 million of principal balance and $11 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During 2013, 20% of these residential loans prepaid and we amortized 32% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.00 billion and the unamortized premium was $6 million. During 2013, 24% of these loans prepaid and we amortized 19% of the premium.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 98% of residential loans held-for-investment at December 31, 2013, were first lien, predominately prime-quality loans at the time of origination. The remaining 2% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at December 31, 2013, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at December 31, 2013 and 2012, organized by year of origination.

(In Thousands)	December 31, 2013	December 31, 2012
2003 & Earlier	$881,364	$1,131,200
2004	513,458	569,379
2005	62,675	71,792
2006	149,776	164,333
2007	-	-
2008	-	-
2009	25,860	58,628
2010	92,728	197,964
2011	61,733	108,020

Total Recorded Investment	$1,787,594	$2,301,316

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$28,504	$66,881	$62,432
Charge-offs, net	(4,525)	(11,903)	(11,095)
Provision for (reversal of) provision for loan losses	1,448	171	15,544
Deconsolidation adjustment	-	(26,645)	-

Balance at End of Period	$25,427	$28,504	$66,881

During the year ended December 31, 2013 there were $5 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $14 million of defaulted loan principal. During the years ended December 31, 2012 and 2011, there were $12 million and $11 million of charge-offs of residential loans, respectively. These charge-offs arose from $33 million and $34 million of defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Principal balance	$1,762,165	$2,272,104
Recorded investment	1,779,161	2,295,471
Related allowance	24,762	27,891

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at December 31, 2013 and 2012.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2013	$34,187	$13,248	$79,010	$1,652,716	$1,779,161
December 31, 2012	29,345	17,593	62,937	2,185,596	2,295,471

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 6. Residential Loans - (continued)

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the years ended December 31, 2013, 2012, and 2011, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
TDRs
Number of modifications	12	15	18
Pre-modification outstanding recorded investment	$2,939	$6,603	$7,932
Post-modification outstanding recorded investment	2,838	6,540	8,449
Loan modification effect on net interest income after provision and other MVA	(863)	(1,448)	(1,649)

TDRs that Subsequently Defaulted
Number of modifications	7	10	3
Recorded investment	$17,174	$5,078	$1,436

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the years ended December 31, 2013, 2012, and 2011, was $7 million, $14 million, and $12 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recorded interest income of $123 thousand, $297 thousand and $348 thousand, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Principal balance	$8,638	$5,965
Recorded investment	8,433	5,845
Related allowance	665	613

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at December 31, 2013 and 2012.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2013	$1,560	$-	$567	$6,306	$8,433
December 31, 2012	160	645	-	5,040	5,845

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 7. Commercial Loans

We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Held-for-sale
Fair value	$89,111	$-
Lower of cost or fair value	-	8,500
Held-for-investment	343,344	304,510

Total Commercial Loans	$432,455	$313,010

Of the held-for-investment commercial loans shown above at December 31, 2013 and 2012, $258 million and $284 million, respectively, were financed through the Commercial Securitization entity, as discussed in Note 4.

Commercial Loan Characteristics

The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheets at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
New York	39%	19%	-	22%
North Carolina	28%	-	-	-
New Jersey	13%	-	-	-
Ohio	8%	-	-	-
Indiana	6%	-	-	-
Illinois	6%	6%	-	11%
Florida	-	10%	100%	10%
Michigan	-	8%	-	6%
Texas	-	7%	-	5%
California	-	21%	-	20%
Other states (none greater than 5%)	-	29%	-	26%

Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 7. Commercial Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheets at December 31, 2013 and 2012.

December 31, 2013
(In Thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans:
$0 to $5,000	24	9.75% to 12.50%	8/2016 - 1/2024	$70,597	$-	$-
$5,001 to $10,000	15	4.43% to 12.25%	4/2015 - 6/2023	112,887	-	-
$10,001 to $15,000	3	9.50% to 10.00%	6/2015 - 6/2021	35,463	-	-
$15,001 to $20,000	2	10.50% to 11.00%	6/2016 - 6/2022	37,700	-	-
$20,001 to $25,000	1	9.50%	12/2014	21,500	-	-
$25,001 to $30,000	1	10.00%	10/2016	25,839	-	-

	46			303,986	-	-

ARM loans:
$5,001 to $10,000	2	10.80% to 12.00%	2/2015 - 10/2016	15,497	-	-
$10,001 to $15,000	1	11.20%	11/2014	14,598	-	-
$15,001 to $20,000	1	11.99%	8/2014	19,250	-	-

	4			49,345	-	-

Total Held-for-Investment	50			$353,331	$-	$-

Held-for-Sale
Fixed-rate loans:	7	4.79% to 5.52%	12/2023-1/2024	$87,650	$-	$-

December 31, 2012
(In Thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans:
$0 to $5,000	11	5.44% to 12.00%	11/2014 - 1/2023	$38,722	$-	$-
$5,001 to $10,000	13	4.28% to 11.00%	4/2015 - 1/2023	101,451	-	-
$10,001 to $15,000	4	9.50% to 11.00%	11/2013 - 6/2021	47,642	-	-
$15,001 to $20,000	2	10.50% to 11.00%	6/2016 - 6/2022	37,700	-	-
$20,001 to $25,000	1	9.50%	12/2014 - 12/2014	21,500	-	-
$25,001 to $30,000	1	10.00%	10/2016 - 10/2016	26,037	-	-

	32			273,052	-	-

ARM loans:
$5,001 to $10,000	1	12.00%	10/2016	5,500	-	-
$10,001 to $15,000	1	11.20%	11/2013	14,598	-	-
$15,001 to $20,000	1	11.99%	8/2014	19,250	-	-

	3			39,348	-	-

Total Held-for-Investment	35			$312,400	$-	$-

Held-for-Sale
Fixed-rate loans:	1	4.28%	1/2023	$8,500	$-	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 7. Commercial Loans - (continued)

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties.

Commercial Loans at Fair Value

At December 31, 2013, there were seven senior commercial loans at fair value, with an aggregate outstanding principal balance of $88 million and an aggregate fair value of $89 million. During the year ended December 31, 2013, we acquired $659 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $597 million to third-parties. During the year ended December 31, 2013, we recorded $9 million of positive valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement.

Prior to December 31, 2012, commercial loans at fair value included loans owned at the consolidated Acacia securitization entities. As we deconsolidated the Acacia entities in the fourth quarter of 2012, there are no commercial loans at fair value at December 31, 2012. During both the years ended December 31, 2012 and 2011, we recorded less than $1 million of positive valuation adjustments on commercial loans other market valuation adjustments, a component of our consolidated income statement.

Commercial Loans at Lower of Cost or Fair Value

At December 31, 2013, there were no commercial loans held at the lower of cost or fair value. At December 31, 2012, there was one senior commercial loan held-for-sale with $9 million in outstanding principal balance and a lower of cost or fair value of $9 million. During the year ended December 31, 2012, we acquired or originated $24 billion (principal balance) of senior commercial loans, which we held at the lower of cost or fair value, and sold $15 million to third-parties. During both the years ended December 31, 2013 and 2012, we did not record a valuation adjustment on commercial loans held-for-sale.

Commercial Loans Held-for-Investment

Commercial loans held-for-investment include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through December 31, 2013, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Principal balance	$353,331	$312,400
Unamortized discount, net	(2,614)	(3,806)

Recorded investment	350,717	308,594
Allowance for loan losses	(7,373)	(4,084)

Carrying Value	$343,344	$304,510

At December 31, 2013, there were 50 commercial loans held-for-investment with an outstanding principal balance of $353 million and a carrying value of $343 million. Of the $351 million of recorded investment in commercial loans held-for-investment at December 31, 2013, 19% was originated in 2013, 43% was originated in 2012, 34% was originated in 2011, and 4% was originated in 2010. During the year ended December 31, 2013, we originated or acquired $66 million of commercial loans held-for-investment and received prepayments of $24 million. In connection with the loan prepayments, we received $3 million of yield maintenance fees during the year ended December 31, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 7. Commercial Loans - (continued)

At December 31, 2012, there were 35 commercial loans held-for-investment with an outstanding principal balance of $312 million and a carrying value of $305 million. Of the $309 million of recorded investment in commercial loans held-for-investment at December 31, 2012, 53% was originated in 2012, 38% was originated in 2011, 9% was originated in 2010, and less than 1% was acquired in 2004. During the year ended December 31, 2012, we originated or acquired $156 million of commercial loans held-for-investment and received prepayments of $6 million. In connection with the loan prepayments, we received less than $1 million of yield maintenance fees during the year ended December 31, 2012.

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

Our methodology for assessing the adequacy of the allowance for loan losses includes a formal review of each commercial loan in the portfolio and the assignment of an internal impairment status. Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” The following table presents the principal balance of commercial loans held-for-investment by risk category.

(In Thousands)	December 31, 2013	December 31, 2012
Pass	$309,792	$312,400
Watch list	43,539	-
Workout	-	-

Total Commercial Loans Held-for-Investment	$353,331	$312,400

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$4,084	$608	$-
Charge-offs, net	-	-	-
Provision for loan losses	3,289	3,476	608

Balance at End of Period	$7,373	$4,084	$608

Commercial Loans Collectively Evaluated for Impairment

At December 31, 2013 and 2012, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Principal balance	$353,331	$312,400
Recorded investment	350,717	308,594
Related allowance	7,373	4,084

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 7. Commercial Loans - (continued)

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2013 or 2012.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by collateral type at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Residential	$1,682,861	$1,094,684
Commercial	-	14,069

Total Real Estate Securities	$1,682,861	$1,108,753

Our residential securities herein are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

Trading Securities

We elected the fair value option for certain securities at Redwood and, previously, the Acacia entities, and classify them as trading securities. In the fourth quarter of 2012, we deconsolidated the Acacia entities and derecognized the associated assets and liabilities, including the trading securities owned by the Acacia entities. At December 31, 2013, our trading securities included $120 million of interest-only securities, for which there is no principal balance, and $5 million of residential subordinate securities. The unpaid principal balance of residential subordinate securities classified as trading was $15 million and $12 million at December 31, 2013 and 2012, respectively. The following table presents trading securities by collateral type and ownership entity at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Senior Securities
Residential prime	$110,505	$10,409
Residential non-prime	9,070	22,134

Total Senior Securities	119,575	32,543

Subordinate Securities
Residential prime	4,980	468
Residential non-prime	-	161

Total Subordinate Securities	4,980	629

Total Trading Securities	$124,555	$33,172

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 8. Real Estate Securities - (continued)

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Senior Securities
Residential prime	$662,306	$466,523
Residential non-prime	193,386	245,266

Total Senior Securities	855,693	711,789

Re-REMIC Securities	176,376	163,035

Subordinate Securities
Residential prime	526,095	184,528
Residential non-prime	143	2,160
Commercial	-	14,069

Total Subordinate Securities	526,238	200,757

Total AFS Securities	$1,558,306	$1,075,581

The senior securities shown above at December 31, 2013 and 2012, included $131 million and $172 million, respectively, of prime securities, and $132 million and $152 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

At December 31, 2013, there were $765 thousand of AFS residential securities with contractual maturities less than five years, $2 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

During the first quarter of 2013, we sold all of our commercial AFS securities, resulting in a realized gain of $12 million. The following table presents the components of carrying value (which equals estimated fair value) of residential AFS securities at December 31, 2013 and 2012.

Carrying Value of Residential AFS Securities

December 31, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$670,051	$218,603	$214,046	$706,292	$1,808,992
Credit reserve	(10,144)	(13,840)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(44,133)	(36,882)	(80,188)	(137,266)	(298,469)

Amortized cost	615,774	167,881	103,429	506,569	1,393,653
Gross unrealized gains	47,980	25,654	72,947	41,205	187,786
Gross unrealized losses	(1,448)	(149)	-	(21,536)	(23,133)

Carrying Value	$662,306	$193,386	$176,376	$526,238	$1,558,306

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 8. Real Estate Securities - (continued)

December 31, 2012	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$485,033	$278,229	$215,863	$298,276	$1,277,401
Credit reserve	(26,100)	(18,104)	(47,235)	(95,593)	(187,032)
Unamortized discount, net	(53,601)	(42,842)	(69,310)	(37,668)	(203,421)

Amortized cost	405,332	217,283	99,318	165,015	886,948
Gross unrealized gains	61,265	28,669	63,717	23,278	176,929
Gross unrealized losses	(74)	(686)	-	(1,605)	(2,365)

Carrying Value	$466,523	$245,266	$163,035	$186,688	$1,061,512

The following table presents the changes for years ended December 31, 2013 and 2012, of the unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Year Ended December 31, 2013		Year Ended December 31, 2012
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
Beginning balance	$187,032	$203,421	$242,261	$235,833
Amortization of net discount	-	(34,943)	-	(30,775)
Realized credit losses	(21,971)	-	(45,309)	-
Acquisitions	13,604	92,124	15,084	54,787
Sales, calls, other	(19,868)	(5,894)	(26,749)	(56,456)
Impairments	1,834	-	1,777	-
Transfers to (release of) credit reserves, net	(43,761)	43,761	(32)	32

Ending Balance	$116,870	$298,469	$187,032	$203,421

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2013 and 2012.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
December 31, 2013	$607,030	$(21,195)	$585,835	$19,828	$(1,938)	$17,890
December 31, 2012	22,803	(293)	22,510	26,729	(2,072)	24,657

At December 31, 2013, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 303 AFS securities, of which 76 were in an unrealized loss position and five were in a continuous unrealized loss position for twelve consecutive months or longer. At December 31, 2012, our consolidated balance sheet included 284 AFS securities, of which 22 were in an unrealized loss position and 14 were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

Gross unrealized losses on our AFS securities were $23 million at December 31, 2013. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2013, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 8. Real Estate Securities - (continued)

assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

During 2013, we recognized OTTI losses of $5 million related to our AFS securities. AFS securities on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we considered factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.

The table below summarizes the significant valuation assumptions we used for our AFS securities at December 31, 2013.

Significant Assumptions

Range for Securities
December 31, 2013	Prime	Non-prime
Prepayment rates	7 - 25%	5 -5%
Loss severity	20 - 51%	41 - 41%
Projected losses	0 - 25%	12 - 12%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2013, 2012, and 2011, for which a portion of an OTTI was recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$50,852	$78,126	$121,016
Additions
Initial credit impairments	137	325	1,428
Subsequent credit impairments	-	552	4,557
Reductions
Securities sold, or expected to sell	(5,811)	(10,024)	(12,317)
Securities with no outstanding principal at period end	(8,029)	(18,127)	(36,558)

Balance at End of Period	$37,149	$50,852	$78,126

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 8. Real Estate Securities - (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Gross realized gains - sales	$24,613	$33,909	$12,665
Gross realized gains - calls	366	142	1,365
Gross realized losses - sales	(214)	(1,600)	(3,523)
Gross realized losses - calls	-	-	(223)

Total Realized Gains on Sales and Calls of AFS Securities, net	$24,765	$32,451	$10,284

Note 9. Mortgage Servicing Rights

During the years ended December 31, 2013 and 2012, we retained the servicing rights associated with an aggregate $4.8 billion and $1.09 billion (principal balance), respectively, of residential loans we transferred to Sequoia securitization entities, and accounted for the transfers as sales in accordance with GAAP. As a result of these sales, during the years ended December 31, 2013 and 2012, we recorded MSRs of $43 million and $7 million, respectively, at a taxable REIT subsidiary of ours. During the year ended December 31, 2013, we also recorded MSRs of $1 million associated with $124 million of loans sold to third parties. In addition, during the year ended December 31, 2013, we purchased $3 million of MSRs associated with $307 million of conforming loan principal balance and recorded MSRs of $52 thousand related to $5 million of conforming loans sold to the Agencies. No MSRs associated with conforming loans were purchased or recorded during the year ended December 31, 2012. At December 31, 2013, the principal balance of the loans associated with our MSRs was $5.79 billion. At December 31, 2013, we also owned MSRs that provided us with the rights to service $364 million (principal balance) of consolidated residential loans purchased from third-party originators.

We contract with a licensed sub-servicer to perform all servicing functions for loans associated with our MSRs. The following table presents activity for MSRs for the years ended December 31, 2013 and 2012.

MSR Activity

	Year Ended December 31,
(In Thousands)	2013	2012
Balance at beginning of period	$5,315	$-
Additions	47,514	7,329
Changes in fair value due to:
Changes in assumptions (1)	15,719	(1,648)
Other changes (2)	(3,724)	(366)

Balance at End of Period	$64,824	$5,315

(1)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 9. Mortgage Servicing Rights - (continued)

MSR Income

The following table presents the income from MSRs, net.

	Year Ended December 31,
(In Thousands)	2013	2012
Servicing income, net:
Income	9,174	799
Late charges	65	8
Cost of sub-servicer	(925)	(184)

Net servicing income	8,314	623
Market valuation adjustments	11,995	(2,014)

Income from MSRs, Net	$20,309	$(1,391)

Note 10. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at December 31, 2013 and 2012. In the fourth quarter of 2012, we deconsolidated the Acacia entities and derecognized the associated assets and liabilities, including the derivative assets and liabilities owned by the Acacia entities. The derivatives held at Acacia entities are not assets or legal obligations of Redwood.

	December 31, 2013		December 31, 2012
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$5,972	$268,000	$739	$147,000
TBAs	1,138	241,000	-	-
Futures	-	-	-	-
Swaptions	595	340,000	2,233	575,000
Loan purchase commitments	-	360	-	-
Loan forward sale commitments	81	10,000	-	-

Total Assets	$7,786	$859,360	$2,972	$722,000

Liabilities - Cash Flow Hedges
Interest rate swaps	$(16,519)	$139,500	$(48,581)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(80)	50,500	(1,893)	357,500
TBAs	(661)	235,000	-	-
Futures	(528)	162,000	(607)	234,000
Loan purchase commitments	(379)	42,562	-	-

Total Liabilities	$(18,167)	$629,562	$(51,081)	$731,000

Total Derivative Financial Instruments, Net	$(10,381)	$1,488,922	$(48,109)	$1,453,000

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts.

Certain Risks Related to Unsecuritized Residential and Commercial Loans at Redwood

In order to manage certain risks associated with residential and commercial loans we own or plan to acquire, at December 31, 2013, we were party to interest rate agreements with an aggregate notional amount of $648 million, TBA contracts sold with an

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 10. Derivative Financial Instruments - (continued)

aggregate notional amount of $476 million and financial futures contracts with an aggregate notional amount of $162 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were $51 million, negative $12 million, and negative $22 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Certain Risks Related to Liabilities at Acacia Entities

Net valuation adjustments on interest rate agreements at Acacia were negative $11 million and negative $25 million for the years ended December 31, 2012 and 2011, respectively, and are reported through our consolidated statements of income in other market valuation adjustments, net.

Loan Purchase and Forward Sale Commitments

LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were less than negative $1 million for the year ended December 31, 2013, and are reported through our consolidated statements of income in mortgage banking activities, net.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated interest rate swaps as cash flow hedges during 2010 and 2011 with an aggregate notional balance of $165 million. During the first half of 2012, we unwound swaps with an aggregate notional balance of $26 million that had been designated against certain adjustable-rate securitization entity liabilities.

For the years December 31, 2013, 2012, and 2011, these cash flow hedges increased in value by $32 million, $4 million, and decreased in value by $42 million, respectively, which was recorded in accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $16 million and $48 million at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012, and 2011, we reclassified less than $1 million, $15 million and $4 million, respectively, of unrealized losses on derivatives to interest expense. Concurrent with the derecognition of Acacia assets and liabilities in 2012, we accelerated our amortization of net unrealized losses on interest rate agreements and recognized interest expense of $11 million. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated statements of income, over the remaining life of the hedged liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2013, 2012, and 2011.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Net interest expense on cash interest rate agreements	$(5,889)	$(5,805)	$(6,392)
Realized expense due to ineffective portion of cash flow hedges	-	(34)	(4)
Realized net losses reclassified from other comprehensive income	(281)	(14,820)	(4,243)

Total Interest Expense	$(6,170)	$(20,659)	$(10,639)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 10. Derivative Financial Instruments - (continued)

derivative transactions with us. Additionally, we review derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA agreements with us; or (ii) do not maintain their status as a primary government dealer or affiliate by the U.S. Department of Treasury or do not meet internally established guidelines regarding credit worthiness. Our ISDA agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At December 31, 2013, we assessed this risk as remote and did not record a specific valuation adjustment.

At December 31, 2013, we had outstanding derivative agreements with five counterparties and were in compliance with ISDA agreements governing our open derivative positions.

Note 11. Other Assets and Accrued Expense and Other Liabilities

Other Assets

Other assets at December 31, 2013 and 2012 are summarized in the following table.

(In Thousands)	December 31, 2013	December 31, 2012
Margin receivable	$31,149	$63,424
Investment receivable	8,923	153
Other pledged collateral	5,000	-
REO	3,661	4,245
Prepaid expenses	1,850	1,684
Fixed assets and leasehold improvements	1,232	494
Income tax receivables	170	4,762
Other	1,655	618

Total Other Assets	$53,640	$75,380

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facilities counterparties that required us to post collateral.

The carrying value of REO at December 31, 2013, was $4 million, which includes the net effect of $5 million related to transfers into REO during 2013, offset by $5 million of REO liquidations, and less than $1 million of negative market valuation adjustments. At December 31, 2013 and 2012, there were 20 and 24 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.

At December 31, 2012, income tax receivable consisted of a federal carry back claim from RWT Holdings, Inc., a taxable REIT subsidiary, related to previous tax years. We received this amount in full during the year ended December 31, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 11. Other Assets and Accrued Expense and Other Liabilities - (continued)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2013 and 2012 are summarized in the following table.

(In Thousands)	December 31, 2013	December 31, 2012
Accrued compensation	$22,160	$20,162
Legal reserve	12,000	-
Derivative margin payable	4,700	1,980
Accrued operating expenses	4,291	855
Residential repurchase reserve	1,771	-
Income tax payable	1,337	793
Other	2,445	3,112

Total Other Liabilities	$48,704	$26,902

See Note 15 for additional information on the legal and residential repurchase reserves.

Note 12. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2013, we had outstanding agreements with 13 bank counterparties and we were in compliance with all of the related covenants. The table below summarizes the facilities that are available to us and the balances of short-term debt at December 31, 2013 and 2012, by the type of collateral securing the debt.

Short-Term Debt

	December 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$184,789	$1,400,000	1/2014 -12/2014
Commercial loans	1	-	100,000	4/2014
Real estate securities	7	677,974	-	1/2014 -2/2014

Total	13	$862,763

	December 31, 2012
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	4	$179,982	$800,000	1/2013 - 11/2013
Real estate securities	7	371,936	-	1/2013 - 3/2013

Total	11	$551,918

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2013, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans and real estate securities pledged as collateral was $205 million and $839 million, respectively, at December 31, 2013. For the years ended December 31, 2013 and 2012, the average balance of short-term debt was $989 million and $487 million, respectively. At December 31, 2013 and 2012, accrued interest payable on short-term debt was less than $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 12. Short-Term Debt - (continued)

We also maintain a $10 million committed line of credit with one financial institution, which is secured by our pledge of certain mortgage-backed securities we own. At both December 31, 2013 and 2012, we had no outstanding borrowings on this facility.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$184,789	1.71%	228	$179,982	1.76%	212
Commercial loan collateral	-	-	-	-	-	-
Real estate securities collateral	677,974	1.34%	15	371,936	1.83%	23

Total Short-Term Debt	$862,763	1.42%	61	$551,918	1.81%	84

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at December 31, 2013 and 2012.

(In Thousands)	December 31, 2013	December 31, 2012
Within 30 days	$659,262	$362,279
31 to 90 days	54,434	48,848
Over 90 days	149,067	140,791

Total Short-Term Debt	$862,763	$551,918

Note 13. Asset-Backed Securities Issued

Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. ABS were also issued by securitization entities in the Residential Resecuritization and the Commercial Securitization. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at December 31, 2013 and 2012, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,708,324	$94,934	$153,693	$1,956,951
Interest-only certificates	3,400	-	-	3,400
Unamortized premium	-	-	-	-
Unamortized discount	(17,389)	-	-	(17,389)

Total ABS Issued	$1,694,335	$94,934	$153,693	$1,942,962

Range of weighted average interest rates, by series	0.24% to 4.23%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2012
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$2,207,851	$164,746	$171,714	$2,544,311
Interest-only certificates	7,769	-	-	7,769
Unamortized premium	921	-	-	921
Unamortized discount	(23,060)	-	-	(23,060)

Total ABS Issued	$2,193,481	$164,746	$171,714	$2,529,941

Range of weighted average interest rates, by series	0.41% to 4.16%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2013, $1.91 billion of ABS issued ($1.93 billion principal balance) had contractual maturities beyond five years and $25 million of ABS issued ($25 million principal balance) had contractual maturities of one to five years. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs was $3 million for both of the years ended December 31, 2013 and 2012.

The following table summarizes the accrued interest payable on ABS issued at December 31, 2013 and 2012. Interest due on Sequoia, Residential Resecuritization, and Commercial Securitization ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2013	December 31, 2012
Sequoia	$1,218	$2,103
Residential Resecuritization	11	40
Commercial Securitization	720	832

Total Accrued Interest Payable on ABS Issued	$1,949	$2,975

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2013 and 2012.

Collateral for Asset-Backed Securities Issued

	December 31, 2013
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,762,167	$-	$-	$1,762,167
Commercial loans	-	-	257,741	257,741
Real estate securities	-	263,204	-	263,204
Restricted cash	152	-	137	289
Accrued interest receivable	2,714	627	1,975	5,316
REO	3,661	-	-	3,661

Total Collateral for ABS Issued	$1,768,694	$263,831	$259,853	$2,292,378

	December 31, 2012
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$2,272,812	$-	$-	$2,272,812
Commercial loans	-	-	283,610	283,610
Real estate securities	-	324,606	-	324,606
Restricted cash	147	-	137	284
Accrued interest receivable	4,484	839	2,132	7,455
REO	4,245	-	-	4,245

Total Collateral for ABS Issued	$2,281,688	$325,445	$285,879	$2,893,012

Note 14. Long-Term Debt

Commercial Borrowings

At December 31, 2013, we had one commercial loan repurchase facility with an outstanding balance of $49 million and a total borrowing limit of $150 million, with a remaining maturity of 21 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the year ended December 31, 2013, the average balance of this commercial borrowing was $26 million. The fair value of commercial loans pledged as collateral was $79 million at December 31, 2013. The interest expense yield on this borrowing was 6.27%, for the year ended December 31, 2013. There was no balance on this warehouse facility at December 31, 2012.

At December 31, 2013, we were in compliance with all of the covenants related to our commercial loan repurchase facility.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on our convertibles notes was 5.49% for the year ended December 31, 2013. At December 31, 2013, the accrued interest payable balance on this debt was $3 million.

At December 31, 2013, our convertible senior notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 14. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.64% and 2.84% for the years ended December 31, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.90% and 6.89% for the years ended December 31, 2013 and 2012, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.64% and 2.84% for the years ended December 31, 2013 and 2012, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.90% and 6.89% for the years ended December 31, 2013 and 2012, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both December 31, 2013 and 2012, the accrued interest payable balance on long-term debt was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 15. Commitments and Contingencies

Lease Commitments

At December 31, 2013, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $11 million. During 2013, a new lease, including an amendment to expand the original premises, for our Denver-based operations became effective. We do not have a 2013 rent obligation for this lease due to an abatement period through the first quarter of 2014. The total rent obligation through 2021 is $4 million. Operating lease expense was $2 million, $1 million, and $2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table presents our future lease commitments at December 31, 2013.

Future Lease Commitments by Year

(In Thousands)	December 31, 2013
2014	$2,250
2015	2,302
2016	2,056
2017	2,111
2018	1,209
2019 and thereafter	1,199

Total	$11,127

Leasehold improvements for our offices are amortized into expense over the lease term. There were $68 thousand of unamortized leasehold improvements at December 31, 2013. For the years ended December 31, 2013 and 2012, we recognized a negligible amount of leasehold amortization expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Residential Repurchase Reserve

We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related the residential loans we have sold to securitization trusts or third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

During the year ended December 31, 2013, we recorded a $1.8 million repurchase reserve associated with our residential loans. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses is included in mortgage banking activities, net in our consolidated statements of income. We did not receive any repurchase requests for either of the years ended December 31, 2013 or 2012 and we did not repurchase any loans during those years.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2013, the FHLB-Seattle has received approximately $114.4 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2013, Schwab has received approximately $12.7 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 15. Commitments and Contingencies - (continued)

for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of December 31, 2013, the FHLB Chicago has received approximately $72.3 million of principal and $24.2 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of December 31, 2013, the FHLB Chicago has received approximately $258.6 million of principal and $81.5 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2013, the aggregate amount of loss contingency reserves established in respect of the three above-referenced litigation matters was $12.0 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

Although we intend to continue to defend vigorously the actions to which we are a party, in the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs. Settlement communications we have engaged in relating to certain of the above-referenced litigation matters are one of the factors that have resulted in our determination to establish the loss contingency reserves described above. We cannot be certain that any of these matters will be resolved through a settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.

Future developments (including resolution of substantive pre-trial motions relating to these matters, receipt of additional information and documents relating to these matters (such as through pre-trial discovery), new or additional settlement communications with plaintiffs relating to these matters, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish additional loss contingency reserves or to disclose an estimate of reasonably possible losses in excess of our established reserves with respect to these matters. Our actual losses with respect to the above-referenced litigation matters may be materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters, including in the event that any of these matters proceeds to trial and the plaintiff prevails. Other factors that could result in our concluding to establish additional loss contingency reserves or estimate additional reasonably possible losses, or could result in our actual losses with respect to the above-referenced litigation matters being materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters include that: there are significant factual and legal issues to be resolved; information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies; and we may have additional obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters that could increase our potential losses.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 16. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the year ended December 31, 2013.

Changes in Accumulated Other Comprehensive Income by Component

Year Ended December 31, 2013 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,580	$(48,248)
Other comprehensive (loss) income before reclassifications	(1,918)	32,079
Amounts reclassified from other accumulated comprehensive income	(20,008)	281

Net current-period other comprehensive (loss) income	(21,926)	32,360

Balance at End of Period	$164,654	$(15,888)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013.

Reclassifications Out of Accumulated Other Comprehensive Income

(In Thousands)	Affected Line Item in the Income Statement	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended December 31, 2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$499
Gain on sale of AFS securities	Realized gains, net	19,509

		$20,008

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$(281)

		$(281)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 16. Equity - (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2013, 2012, and 2011.

Basic and Diluted Earnings Per Common Share

	Year Ended December 31,
(In Thousands, Except Share Data)	2013	2012	2011
Basic Earnings Per Common Share:
Net income attributable to Redwood	$173,246	$131,769	$26,343
Less: Dividends and undistributed earnings allocated to participating securities	(4,899)	(3,886)	(2,246)

Net income allocated to common shareholders	$168,347	$127,883	$24,097

Basic weighted average common shares outstanding	81,985,897	79,529,950	78,299,510
Basic Earnings Per Common Share	$2.05	$1.61	$0.31

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$173,246	$131,769	$26,343
Less: Dividends and undistributed earnings allocated to participating securities	(3,726)	(3,212)	(2,246)
Add back: Interest expense on convertible notes	12,641	-	-

Net income allocated to common shareholders	$182,161	$128,557	$24,097

Weighted average common shares outstanding	81,985,897	79,529,950	78,299,510
Net effect of dilutive equity awards	1,957,081	1,143,732	-
Net effect of assumed convertible notes conversion to common shares	9,751,946	-	-

Diluted weighted average common shares outstanding	93,694,924	80,673,682	78,299,510

Diluted Earnings Per Common Share	$1.94	$1.59	$0.31

For the years ended December 31, 2013 and 2012, there were 1,957,081 and 1,143,732 of dilutive equity awards, respectively, determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the year ended December 31, 2013, 9,751,946 common shares related to the assumed conversion of the convertible notes were included in the calculation of diluted earnings per share.

For the years ended December 31, 2013, 2012, and 2011, the number of outstanding equity awards that were antidilutive totaled 224,241, 609,201, and 1,510,322, respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2013, there were no shares acquired under the plan. At December 31, 2013, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 17. Equity Compensation Plans

At December 31, 2013 and 2012, 1,683,956 and 666,610 shares of common stock, respectively, were available for grant under Redwood’s Incentive Plan. The unamortized compensation cost under the Incentive Plan and the Employee Stock Purchase Plan totaled $21 million at December 31, 2013, as shown in the following table.

	Year Ended December 31, 2013
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,822	$13,378	$6,484	$-	$21,684
Equity grants	-	1,046	7,132	3,175	217	11,570
Equity grant forfeitures	-	(350)	(1,221)	(876)	-	(2,447)
Equity compensation expense	-	(649)	(6,245)	(2,966)	(217)	(10,077)

Unrecognized Compensation Cost at End of Period	$-	$1,869	$13,044	$5,817	$-	$20,730

At December 31, 2013, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2013, 2012, and 2011.

Stock Options Activity

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	287,516	$54.18	380,779	$53.91	459,115	$53.13
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(3,016)	50.15	(4,500)	49.73	-	-
Expired	(204,965)	53.15	(88,763)	53.23	(78,336)	49.37

Outstanding at End of Period	79,535	$57.00	287,516	$54.18	380,779	$53.91

Exercisable at End of Period	79,535	$57.00	287,516	$54.18	380,779	$53.91

At December 31, 2013 and 2012, there were 79,535 and 287,516 fully vested stock options outstanding, respectively. As of December 31, 2011 all outstanding stock options were fully vested. There was no aggregate intrinsic value for the options outstanding and exercisable at December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, there were no stock options exercised.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 17. Equity Compensation Plans - (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2013.

Outstanding Stock Options as of December 31, 2013

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0 to $40	-	-	$-
$40 to $50	10,000	0.35	48.48
$50 to $60	69,535	0.80	58.23

$0 to $60	79,535	0.74	$57.00

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2013, 2012, and 2011.

Restricted Stock Activity

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	190,088	$13.12	184,409	$12.87	119,071	$15.68
Granted	52,103	18.71	43,111	16.47	85,218	10.62
Vested	(48,615)	12.63	(32,812)	16.17	(18,948)	20.15
Forfeited	(26,635)	13.14	(4,620)	12.57	(932)	18.44

Outstanding at End of Period	166,941	$15.01	190,088	$13.12	184,409	$12.87

There were 52,103 restricted stock awards granted during the year ended December 31, 2013. For each of the years ended December 31, 2013, 2012, and 2011, the expenses recorded for restricted stock awards were less than $1 million. As of December 31, 2013, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years. Restrictions on shares of restricted stock outstanding lapse through 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 17. Equity Compensation Plans - (continued)

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2013, 2012, and 2011.

Deferred Stock Units Activity

	Year Ended December 31,
	2013		2012		2011
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,361,285	$14.46	2,476,171	$15.23	2,351,804	$18.60
Granted	552,250	19.31	503,174	15.17	598,542	11.05
Distributions	(558,008)	15.51	(520,909)	19.10	(456,638)	27.14
Forfeitures	(89,054)	11.18	(97,151)	12.98	(17,537)	14.43

Balance at End of Period (1)	2,266,473	$15.41	2,361,285	$14.46	2,476,171	$15.23

(1)	PSU activity, including the number of PSUs outstanding, granted, distributed, and forfeited is not included in this table and is described below under the heading “Performance Stock Units”.

We generally grant DSUs annually, in the fourth quarter, as part of our compensation process. In addition, DSUs are granted from time-to-time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. As of December 31, 2013, 2012, and 2011, the number of outstanding DSUs that were unvested was 1,003,053, 1,241,532, and 1,407,888, respectively. The weighted average grant-date fair value of these unvested DSUs was $15.55, $13.41, and $13.21, as of December 31, 2013, 2012, and 2011, respectively. Unvested DSUs at December 31, 2013 will vest through 2017.

Expenses related to DSUs were $6 million, $7 million, and $7 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $13 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. As of December 31, 2013, 2012, and 2011, the number of outstanding DSUs that had vested was 1,263,420, 1,119,753, and 1,068,283, respectively.

Performance Stock Units

During 2013, 2012, and 2011, 223,749, 291,023, and 348,725 target number of PSUs were granted, respectively, with per unit grant date fair values of $14.19, $12.37, and $9.83, respectively. PSUs cliff vest, if at all, on the third anniversary of their grant date, with performance-based vesting contingent on total stockholder return over the three-year vesting period. For PSUs, the number of underlying shares of our common stock that vest at the end of the three-year vesting period will generally range from 0% to 200% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends paid on our common stock during the vesting period. During the years ended December 31, 2013 and 2012, there were 75,362 and 45,764 target number of PSUs forfeited due to employee departures, respectively. As of December 31, 2013, the target number of PSUs that were unvested was 779,871.

The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price on the day prior to the grant date, the average closing price of our common stock price for the 40 trading days prior to the grant date for the 2013 and 2012 grants (20 trading days prior to the grant date for 2011 grants), and the range of performance-based vesting based on total stockholder return over three years from the grant date. For the 2013 PSU grant, an implied volatility assumption of 27% (based on historical volatility), a risk free rate of 0.62% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), were used. For the 2012 PSU grant, an implied volatility assumption of 25% (based on historical volatility), a risk free rate of 0.32% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 17. Equity Compensation Plans - (continued)

PSUs), were used. For the 2011 PSU grant, an implied volatility assumption of 40% (based on historical volatility), a risk free rate of 0.41% (the three-year Treasury rate on the grant date), and a 0% dividend yield were used.

Expenses related to PSUs were $3 million, $2 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $6 million of unrecognized compensation cost related to unvested PSUs.

With respect to PSUs granted in 2010, the three-year performance period ended during the fourth quarter of 2013, resulting in the vesting of 351,640 shares of our underlying common stock. The distribution of these underlying shares of common stock will occur after December 31, 2013, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2013, 2012, and 2011, 243,020, 207,031, and 152,212, shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2013.

The following table summarizes the activity related to the ESPP for the years ended December 31, 2013, 2012, and 2011.

Employee Stock Purchase Plan Activity

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$3	$8	$-
Employee purchases	518	474	332
Cost of common stock issued	(518)	(479)	(324)

Balance at End of Period	$3	$3	$8

Executive Deferred Compensation Plan

The following table summarizes the activity related to the EDCP for the years ended December 31, 2013, 2012, and 2011.

EDCP Cash Accounts Activity

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$1,516	$1,494	$1,210
New deferrals	656	839	505
Accrued interest	58	44	59
Withdrawals	(348)	(861)	(280)

Balance at End of Period	$1,882	$1,516	$1,494

Deferrals of less than $1 million were made to the cash accounts of the EDCP for each of the years ended December 31, 2013, 2012, and 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 18. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statement for the years ended December 31, 2013 and 2012.

Components of Mortgage Banking Activities, Net

	Year Ended December 31,
(In Thousands)	2013	2012
Changes in fair value of:
Residential loans, at fair value	$(12,263)	$37,762
Commercial loans, at fair value	8,694	-
Sequoia IO securities	42,451	(11,702)
Risk management derivatives (1)	51,162	(10,609)
Loan purchase and forward sale commitments	(399)	-

Net market valuation adjustments	89,645	15,451
Net gains on residential loan sales	-	19,713
Net gains on commercial loan originations	40	-
Net gains on commercial loan sales	10,991	1,155

Mortgage Banking Activities, Net	$100,676	$36,319

(1)	Represents market valuations of derivatives that are used to manage risks associated with our accumulation of residential loans.

Note 19. Operating Expenses

Components of our operating expenses for the years ended December 31, 2013, 2012, and 2011, are presented in the following table.

Operating Expenses

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Fixed compensation expense	$23,248	$17,880	$15,371
Variable compensation expense	18,366	16,720	2,890
Equity compensation expense	10,077	9,784	9,067
Severance expense	3,879	215	71

Total compensation expense	55,570	44,599	27,399
Systems and consulting	9,886	5,339	7,592
Accounting and legal	6,263	5,197	4,177
Office costs	3,503	3,628	3,933
Corporate costs	2,721	2,758	2,958
Other operating expenses	6,846	3,838	1,682

Total Operating Expenses	$84,789	$65,359	$47,741

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 20. Taxes

Components of our net deferred tax assets at December 31, 2013 and 2012 are presented in the following table.

Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforward – state	$90,138	118,886
Net capital loss carryforward – state	34,189	8,774
Net operating loss carryforward – federal	10,254	12,130
Net capital loss carryforward – federal	6,905	10,869
Interest rate agreements	-	1,163
Allowances and accruals	5,667	-
Other	170	245

Total deferred tax assets	147,323	152,067

Deferred Tax Liabilities
Real estate assets	(34,935)	(1,867)
Interest rate agreements	(535)	-
Tax effect of unrealized gains – OCI	-	(2,445)

Total deferred tax liabilites	(35,470)	(4,312)

Valuation allowance	(119,169)	(147,755)

Total Deferred Tax Liabilities, net of Valuation Allowance	$(7,316)	$-

The deferred tax assets and liabilities reported above, with the exception of the state net operating loss and capital loss carryforwards, relate solely to our TRS. For state purposes, the REIT files a unitary combined return with its TRS. Because the REIT may have state taxable income apportioned to it from the activity of its TRS, we report the entire combined unitary state net operating loss and capital loss carryforwards as deferred tax assets, including the carryforwards allocated to the REIT.

Realization of our deferred tax assets at December 31, 2013, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. Our deferred tax asset valuation allowance decreased during 2013, as compared to 2012, due to our current expectation of generating sufficient taxable income and capital gains at our taxable REIT subsidiaries in future periods to utilize our federal deferred tax assets. We remain uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize our state deferred tax assets and continue to provide a full valuation allowance against these amounts. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2010 to 2013, and State, 2009 to 2013) and, at December 31, 2013 and 2012, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 20. Taxes - (continued)

The following table summarizes the provision for income taxes for the years ended December 31, 2013, 2012, and 2011.

Provision for Income Taxes

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Current provision for income taxes
Federal	$3,490	$944	$19
State	142	347	23

Total current provision for income taxes	3,632	1,291	42

Deferred provision for income taxes
Federal	7,316	-	-

Total Provision for Income Taxes	$10,948	$1,291	$42

Our dividend distribution requirements will remain at zero until we generate taxable income in excess of our NOL carryforward at the REIT. At December 31, 2013, our federal NOL carryforward at the REIT was $70 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2013, our taxable REIT subsidiaries had federal NOLs of $30 million, which will expire between 2030 and 2032. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.3 billion at December 31, 2013. These NOLs expire beginning in 2029. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2013 and 2012.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2013	December 31, 2012
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable loss from GAAP income	(1.9) %	1.0%
Change in valuation allowance	(16.4)%	(22.1)%
Dividends paid deduction	(17.0) %	(19.1) %

Effective Tax Rate	5.9%	1.0%

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

Note 21. Segment Information

Redwood operates in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. These business segments have been identified based on our organizational and management structure. Our segments are based on an internally-aligned segment structure, which is how our results are monitored and performance is assessed. In 2011, our activities were almost exclusively within the residential investments segment. Accordingly, segment information is presented beginning with the 2012 fiscal year. The accounting policies of the reportable segments are the same as those described in Note 3—Summary of Significant Accounting Policies.

Our residential mortgage banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale through securitization or as whole loans. Jumbo loans we acquire are typically sold

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 21. Segment Information - (continued)

through private-label securitization through our Sequoia securitization program or to institutions that acquire pools of whole loans. Conforming loans we acquire are generally sold to the Agencies. Our residential loan acquisitions are usually made on a flow basis, after origination by banks or mortgage companies, and are periodically augmented by bulk acquisitions. Our acquisition and accumulation of residential loans is generally funded with equity and short-term debt. This segment also includes various derivative financial instruments and IO securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire. Our residential mortgage banking segment’s main source of revenue is mortgage banking income, which includes valuation increases (or gains) on the loans we acquire for sale or securitization as well as valuation changes in associated derivatives and IO securities that are used in part to manage risks associated with our mortgage banking activities. Additionally, this segment may generate interest income on loans held for future sale or securitization and interest income from IO securities. Interest expense on short-term debt used to fund the purchase of residential loans, direct operating expenses and tax expenses associated with these activities are also included in the residential mortgage banking segment.

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. This segment also includes MSRs associated with residential loans securitized through our Sequoia program and MSRs purchased from third parties. The residential investment segment’s main sources of revenue are interest income from investment portfolio securities, as well as the realized gains recognized upon sales of these securities and income from MSRs. Also included in this segment is interest expense on the short-term debt and ABS used to partially finance certain of these securities, as well as direct operating expenses and tax provisions associated with these activities.

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of held-for-investment commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes valuation increases (or gains) on the senior commercial loans we originate for sale as well as valuation changes in associated derivatives that are used to manage risks associated with our mortgage banking activities. Interest expense from our Commercial Securitization and from short-term debt used to fund the purchase of commercial loans as well as operating expenses and the tax provisions associated with these activities are also included in the commercial mortgage banking segment.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the three primary segments, as well as activity from certain legacy Sequoia and Acacia entities consolidated for GAAP financial reporting purposes, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 21. Segment Information - (continued)

The following table presents financial information by segment as of and for the years ended December 31, 2013 and 2012.

Business Segment Financial Information

	Year Ended December 31, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$52,517	$96,399	$43,420	$33,820	$226,156
Interest expense	(10,167)	(10,067)	(12,677)	(48,060)	(80,971)

Net interest income (loss)	42,350	86,332	30,743	(14,240)	145,185
Provision for loan losses	-	-	(3,288)	(1,449)	(4,737)
Mortgage banking activities, net	77,575	-	23,101	-	100,676
MSR income, net	-	20,309	-	-	20,309
Other market valuation adjustments, net	38	(5,134)	-	(613)	(5,709)
Realized gains, net	-	24,765	210	284	25,259
Direct operating expenses	(21,062)	(4,035)	(9,579)	(50,113)	(84,789)
Other expense	-	-	-	(12,000)	(12,000)
Provision for income taxes	(5,947)	(3,027)	(3,827)	1,853	(10,948)

Segment Contribution	$92,954	$119,210	$37,360	$(76,278)

Net Income					$173,246

Supplemental Disclosures
Residential loans	$404,267	$-	$-	$1,762,167	$2,166,434
Commercial loans	-	-	432,455	-	432,455
Real estate securities	110,505	1,572,356	-	-	1,682,861
Mortgage servicing rights	-	64,824	-	-	64,824
Total assets	531,092	1,655,209	439,139	1,983,088	4,608,528

Non-cash amortization expense	-	34,578	(798)	(7,338)	26,442

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 21. Segment Information - (continued)

	Year Ended December 31, 2012
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$19,714	$93,266	$26,048	$92,356	$231,384
Interest expense	(3,179)	(11,065)	(1,123)	(105,338)	(120,705)

Net interest income (loss)	16,535	82,201	24,925	(12,982)	110,679
Provision for loan losses	-	-	(3,477)	(171)	(3,648)
Mortgage banking activities, net	35,170	-	1,149	-	36,319
MSR income, net	-	(1,391)	-	-	(1,391)
Other market valuation adjustments, net	623	(5,228)	-	6,144	1,539
Realized gains, net	-	32,451	-	22,470	54,921
Direct operating expenses	(12,940)	(5,711)	(11,085)	(35,623)	(65,359)
Provision for income taxes	-	-	(13)	(1,278)	(1,291)

Segment Contribution	$39,388	$102,322	$11,499	$(21,440)

Net Income					$131,769

Supplemental Disclosures
Residential loans	$562,658	$-	$-	$2,272,812	$2,835,470
Commercial loans	-	-	313,010	-	313,010
Real estate securities	10,409	1,098,344	-	-	1,108,753
Mortgage servicing rights	5,315	-	-	-	5,315
Total assets	583,117	1,112,948	320,670	2,427,363	4,444,098

Non-cash amortization expense	-	30,576	556	(3,472)	24,660

The following table presents the components of Corporate/Other for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$33,663	$157	$33,820	$92,296	$60	$92,356
Interest expense	(25,876)	(22,184)	(48,060)	(95,807)	(9,531)	(105,338)

Net interest income (loss)	7,787	(22,027)	(14,240)	(3,511)	(9,471)	(12,982)
Provision for loan losses	(1,449)	-	(1,449)	(171)	-	(171)
Mortgage banking activities, net	-	-	-	-	-	-
MSR income, net	-	-	-	-	-	-
Other market valuation adjustments, net	(613)	-	(613)	6,144	-	6,144
Realized gains, net	284	-	284	22,470	-	22,470
Direct operating expenses	(231)	(49,882)	(50,113)	(148)	(35,475)	(35,623)
Other expense	-	(12,000)	(12,000)	-	-	-
Provision for income taxes	-	1,853	1,853	-	(1,278)	(1,278)

Total	$5,778	$(82,056)	$(76,278)	$24,784	$(46,224)	$(21,440)

Supplemental Disclosures
Residential loans	$1,762,167	$-	$1,762,167	$2,272,812	$-	$2,272,812
Total assets	1,770,089	212,999	1,983,088	2,284,567	142,796	2,427,363
Non-cash amortization expense	(5,769)	(1,569)	(7,338)	(3,426)	(46)	(3,472)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 22. Recent Developments

At December 31, 2013, we had identified for purchase $546 million of non-conforming residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since December 31, 2013, and through February 22, 2014, $344 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the first quarter of 2014, subject to loan availability and delivery.

Note 23. Quarterly Financial Data — Unaudited

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2013
Operating results:
Interest income	$57,492	$57,420	$57,719	$53,525
Interest expense	(19,528)	(21,725)	(21,416)	(18,302)
Net interest income	37,964	35,695	36,303	35,223

Net income	25,134	21,929	65,573	60,160

Per share data:
Net income – basic	$0.30	$0.26	$0.78	$0.72
Net income – diluted	0.29	0.25	0.71	0.69
Regular dividends declared per common share	0.28	0.28	0.28	0.28

2012
Operating results:
Interest income	$53,397	$59,723	$59,523	$58,740
Interest expense	(32,971)	(28,285)	(28,881)	(30,655)
Net interest income	20,426	31,438	30,642	28,085

Net income	42,078	39,701	19,527	30,463

Per share data:
Net income – basic	$0.50	$0.48	$0.24	$0.38
Net income – diluted	0.50	0.48	0.24	0.37
Regular dividends declared per common share	0.25	0.25	0.25	0.25